Form 10-K
period 1996-06-30
DEVRY INC
filed 1996-09-24
CIK 730464

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             [FEE REQUIRED]

For the fiscal year ended:  JUNE 30, 1996
                            -------------
Commission file number:  0-12751
                         -------
                                 DeVRY INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          DELAWARE                                        36-3150143
- -------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)


 ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS          60181
 -------------------------------------------------------       ---------
           (Address of principal executive offices)            (Zip Code)

Registrant's telephone number; including area code:  (630) 571-7700
                                                     --------------

Securities registered pursuant to section 12(b) of the Act:

    Title of each class:         Name of each exchange on which registered:

           NONE

Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE
                     -----------------------------
                           (Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                      SEPTEMBER 1, 1996 - $567,103,500
- -------------------------------------------------------------------------------
        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



       SEPTEMBER 1, 1996 - 16,623,212 shares of common stock, $0.01 par value
- -------------------------------------------------------------------------------
        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   DOCUMENTS INCORPORATED BY REFERENCE

        List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, are incorporated into
Part III of this Form 10-K to the extent stated herein.



Exhibit Index located on Pages 71-72             Total number of pages, 241

                                DeVRY INC.
                        ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED JUNE 30, 1996

                            TABLE OF CONTENTS
                                                                    PAGE #
PART I                                                              ------
- ------
  Item 1  - Business                                                    3
  Item 2  - Properties                                                 29
  Item 3  - Legal Proceedings                                          32
  Item 4  - Submission of Matters to a Vote of Security Holders        33
          - Executive Officers                                         34

PART II
- -------
  Item 5  - Market for Common Equity
            and Related Stockholder Matters                            37
  Item 6  - Selected Financial Data                                    38
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              38
  Item 8  - Financial Statements and Supplementary Data                47
  Item 9  - Changes in and Disagreements with Accountants              64

PART III
- --------
  Item 10  - Directors and Executive Officers                          65
  Item 11  - Executive Compensation                                    65
  Item 12  - Security Ownership of Beneficial Owners and Management    65
  Item 13  - Certain Relationships and Transactions                    65

PART IV
- -------
  Item 14 - Exhibits, Financial Statements and Reports on Form 8-K     66
          - Financial Statements                                       66
          - Financial Statement Schedules                              66
          - Exhibits                                                   66
          - Reports on Form 8-K                                        66
          - Signatures                                               68-69

                                  PART I
                                  ------
ITEM 1 - BUSINESS
- -----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. Founded in 1973, the Company acquired the DeVry Institutes ("Old DeVry") in August 1987, which were then operating as an 85% owned subsidiary of Bell & Howell Co. with the remaining 15% being held by public stockholders. The Company, through its wholly-owned subsidiary, Keller Graduate School of Management, Inc. (the "Operating Subsidiary"), owns and operates the DeVry Institutes of Technology (the "DeVry Institutes") and the Keller Graduate School of Management ("KGSM") which collectively form one of the largest private, degree-granting, regionally accredited higher education systems in North America, and Corporate Educational Services ("CES"), a provider of customized, on-site technical education and training services to corporations and government agencies. The Company also owns and operates the Becker CPA Review which prepares candidates to pass the Certified Public Accountant ("CPA") and Certified Management Accountant ("CMA") professional certification examinations.

The DeVry Institutes were founded in 1931 by Dr. Herman DeVry and have provided career-oriented technical education to high school graduates in the United States and Canada for more than 60 years. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. By 1967, the DeVry Institutes consisted of one school in Chicago and one in Toronto. Today, the DeVry Institutes are located on ten campuses in the United States and four campuses in Canada.

Originally offering only programs in electronics, DeVry introduced the computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980s, the DeVry Institutes expanded their program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced. That fall, the DeVry Institutes introduced the telecommunications management program, followed by the introduction of an accounting program in the spring of 1988.

In 1991, the DeVry Institutes initiated a facility improvement and expansion program to attract and retain an increased student enrollment. The Atlanta DeVry Institute completed a renovation and expansion for the fall 1992 term. In October 1992, the Lombard DeVry Institute was relocated to a larger facility in Addison, Illinois. In October 1993, the Dallas DeVry Institute was relocated to a larger facility in North Irving, Texas, and the City of Industry DeVry Institute was relocated to a larger facility in Pomona, California. The North York (Toronto), Ontario, Canada, DeVry Institute expanded its capacity in the fall of 1992 and again in the fall of 1993 by renovating and leasing additional space at its current location. The Calgary, Alberta, Canada, DeVry Institute also expanded in the fall of 1993 by leasing additional space. In July 1994, a school was opened in Scarborough (Toronto), Ontario, Canada, as a satellite branch of the school in North York and in November 1994 a school was opened in Long Beach, California. The Scarborough (Toronto), Canada, DeVry Institute was expanded by the lease of additional space for the fall 1994 term and expanded again by the lease of additional space for the summer 1995 term. In June 1996, the Woodbridge, New Jersey, Institute was relocated to a new and larger company-owned facility in North Brunswick, New Jersey, in preparation for the summer term. In July 1996, a school was opened in Mississagua (Toronto), Ontario, Canada, as a second satellite branch of the school in North York (Toronto).

At the beginning of the spring 1996 semester, which is the final semester in the Company's 1996 fiscal year, approximately 28,150 full and part-time students were enrolled in the DeVry Institutes' diploma, associate and bachelor's degree day and evening programs in electronics, electronics engineering technology, computer information systems, accounting, business operations, technical management and telecommunications management. Cumulatively, total student enrollment for the three semesters of fiscal 1996 increased by 8.6% compared with fiscal 1995. In response to the expansions and improvements initiated in the past several years, fiscal 1996 marks the fifth consecutive year that total cumulative enrollment has increased from the prior year. The DeVry Institutes' operations accounted for approximately 93% of the Company's revenues in 1996.

Classes began on July 15th for the summer 1996 semester. At the Atlanta Institute, however, the class start was postponed until August 12th to avoid interference with the summer Olympics activity. In this first semester in the Company's 1997 fiscal year, a total of 27,600 students were enrolled in the DeVry Institutes' programs, a 4.6% increase from the number of students enrolled in the summer term last year. This was the seventeenth consecutive term in which total enrollments exceeded the prior year level. Historically, the summer semester has been the period of lowest enrollment during the year.

After declining through much of the 1980's and stabilizing in the early 1990's, the number of high school graduates, which represents a substantial portion of the DeVry Institutes' new student enrollment each year, is projected by the U.S. Department of Education to increase without interruption by more than 20% from a low of 2,482,000 in 1992 to over 3,000,000 by the year 2004. In addition, the Department of Education's National Center for Education Statistics found that in 1994, 62% of high school graduates (ages 16-24) went directly to college, up from 51% in 1975.

Recent data from the U.S. Department of Education also indicates that more than one third of U.S. undergraduate students are 25 years of age or older and that these older students will continue to be a significant portion of college enrollments in the coming years. The Company estimates that approximately 40% of the students enrolled at its DeVry Institutes are 25 years of age or older. To attract the growing number of adults returning to college, the DeVry Institutes introduced a bachelor of science degree completion program in technical management which focuses on business and management skills vital to career advancement for students who already have an associate degree. Over 20% of recent new students enrolled at the DeVry Institutes had some prior college experience. Programs are also being offered on weekends in some locations to serve the working adult. To better serve the working adult student, DeVry is currently developing a weekend Computer Information Systems curriculum with a shorter term length and time to completion. While this program will be an intensive and demanding experience for students, it will enable them to fulfill their other responsibilities during the normal work week while still completing this program in a relatively short period of time on weekends.

Each of the DeVry Institute programs is designed to integrate general education and technology or business. DeVry's general education courses develop skills and competencies that help graduates enhance both their professional and personal capabilities. Laboratory courses throughout each curriculum provide the opportunity to translate classroom learning into a practical, hands-on experience that better prepares the student for the workplace.

More than 80% of DeVry's U.S. Institute regular faculty hold advanced academic degrees. The annual U.S. average DeVry faculty compensation is practically identical to the $48,500 average salary of faculty members at state-supported four year institutions, as reported in a recent study by the College and University Personnel Association.

To facilitate student success, DeVry devotes significant amounts of resources in the form of learning resource centers and academic support services which can assist students in any phase of their educational program. In addition, the DeVry Institutes encourage students to participate in campus activities and offer a student success strategies course aimed at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success.

KGSM was founded in 1973 to offer a practitioner-based graduate management program leading to the Master of Business Administration ("MBA") degree.
In 1991 and 1993, respectively, KGSM introduced a Master of Project Management ("MPM") and a Master of Human Resource Management ("MHRM") degree program. In September 1995, KGSM began offering a Health Services Management ("HSM") concentration within its MBA program. The HSM concentration includes five health services management courses within the 16 course MBA curriculum. This program is being offered in response to the growing demands of the health services industry professionals or professionals in related fields such as the insurance or pharmaceutical industries.

KGSM emphasizes a practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. From a base of six sites in Illinois and Wisconsin in 1987, classes are now offered at nineteen locations nationwide. KGSM operates five of its teaching sites on DeVry Institute campuses in Arizona, California, Georgia and Missouri.

KGSM faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, technology, quality and international issues are woven throughout the curricula. KGSM's curricula are regularly reviewed for relevance to both students and employers through advisory councils composed of representatives of distinction and achievement in business and community affairs.

At the start of the June term, which falls primarily in the Company's 1997 fiscal year, enrollment at KGSM was 2,601, an increase of 462 students or 21.6% from the previous June. Historically, the summer term has been the period of lowest enrollment during the year.

At the start of the summer 1996 semester, which is the first semester in the Company's 1997 fiscal year, a combined total of approximately 30,201 full and part-time students were enrolled in the Company's DeVry and KGSM educational programs, up 5.9% from a total of 28,513 full and part-time students in the summer 1995 semester.

To serve what the Company believes is a large and growing need for employee training, the Corporate Educational Services division was created in 1991. This division offers customized professional services and training in business, project management, electronics and telecommunications.
Conducted at customers' sites, CES programs emphasize the direct, practical application of business concepts, techniques and skills. The operations of CES have been aligned with KGSM, allowing CES to utilize the academic and operational infrastructure of KGSM's national system and to better link its clients to one of the largest applications-based education and training organizations in North America. Corporate Educational Services draws on the faculty, staff and curriculum resources of the DeVry and KGSM systems as needed.

In June 1996, the Company acquired the Becker CPA Review (Becker). Becker is a leading international training firm preparing students to take the national Certified Public Accountant (CPA) exam and Certified Management Accountant (CMA) exam. Becker, which is headquartered in Los Angeles, offers classes at approximately 135 locations in the United States and at eight locations in the Middle East, Pacific Rim and Canada. Becker's proprietary course materials and teaching methods result in pass rates on the CPA exam for Becker students that are approximately double the national average pass rate. More than one-third of all students passing the CPA exam are Becker CPA Review alumni which now number over 200,000 since the course was founded in 1957.

The amounts of revenue, earnings before interest and taxes and identifiable assets of the Company's U.S. and foreign operations are included in Note 9 to the Consolidated Financial Statements, Operations by Geographic Area.

Competition
- -----------
The postsecondary education market, composed of approximately 7,000 universities, colleges and schools, is highly fragmented and competitive with no single institution having a significant market share. The Company believes that it is one of the largest private, degree-granting, regionally accredited, higher education school systems in North America. The DeVry Institutes compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Publicly supported colleges may offer programs similar to those of the DeVry Institutes at a lower tuition level due to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit schools. Tuition at independent not-for-profit institutions is, on average, higher than the tuition at the DeVry Institutes. Other for-profit schools offer programs that compete, to a limited extent, with those of the DeVry Institutes. According to Company surveys of prospective students, the most common alternative to attending a DeVry Institute is attending a four-year college. Other frequently cited alternatives are keeping or seeking a full-time job, attending another career-oriented school or joining the military.

The DeVry Institutes believe their competitive strengths include career-oriented curricula developed with regular structured employer input, faculty with related industry experience, the demonstrated effectiveness of their career services activities, their national brand name, market presence and student recruitment organization, the accreditations granted to the DeVry Institutes, authorization by various states to grant degrees, modern facilities, well-equipped laboratories and a trimester schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program which can be completed in three years.

At the DeVry Institutes, classes are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. This availability of part-time employment and government-provided financial aid partially offsets the competitive advantage of those schools with lower tuition levels. Each curriculum is generally the same at all of the DeVry Institutes, permitting students to transfer, if necessary, to another DeVry Institute at a different location without interrupting their studies.

Institutions that participate in Title IV financial aid programs must now, upon request, begin to disclose information about student completion rates to current and prospective students. Completion rates at each of the U.S. DeVry Institutes fall within the range of completion rates for selected urban public colleges in the areas in which that DeVry Institute operates as published by U.S. News and World Report, 1996 America's Best Colleges.

KGSM competes with other MBA programs offered in all markets in which it has operations. In the Chicago area, there are over 20 MBA programs today. Nationwide there are more than 700 graduate business programs. Competition with KGSM's MHRM program varies by the market area in which it is offered but is generally more moderate than competition for the MBA program. KGSM is one of only a few schools in the country offering a master's degree in project management but increasing interest in this field is beginning to attract similar offerings.

KGSM differentiates itself in the marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. To help its students master the skills they need to succeed on the job, KGSM introduced an innovative teaching technique called System Supported Teaching and Learning (SSTL)TM that incorporates frequent feedback and mastery learning.

KGSM offers five 10-week terms each year. Courses meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets KGSM is able to offer greater flexibility in course scheduling, a greater choice of elective courses and a more convenient location than its competitors. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening programs. However, enrollments at KGSM continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With educational centers in seven states, KGSM also offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations.

Corporate Educational Services competes with individual consultants, colleges, industry associations, other training companies and the internal training departments of many large potential corporate customers and government agencies. CES, utilizing KGSM's national system, and drawing on the DeVry Institutes, differentiates itself in the marketplace through the applied curriculum expertise of both KGSM and DeVry, particularly in the areas of project management, electronics and telecommunications. Materials are derived from the proven instructional success in these topics at the DeVry Institutes and KGSM, modified as necessary using the academic resources of both.

Becker competes with CPA exam preparation through self-study, with courses offered by colleges and universities and with other training companies, most of which operate on a local or regional basis, although at least one training company competitor operates nationally. Courses offered by competitors generally have a lower total course cost to help attract students. Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each area of specialty included in the exam. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses but not passing the CPA exam is testimony to the quality and value of the Becker methodology.

Student Recruiting
- ------------------
Students at the DeVry Institutes are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the recruiting process because a significant portion of the DeVry Institutes' students come from outside the immediate area in which the DeVry Institute campus they attend is located. The percentage of enrollment coming from these two recruiting sources varies campus by campus, but is predicated largely on each school's location. Overall, admissions representatives currently generate over 2/3 of the DeVry Institutes' total enrollments. The DeVry Institutes employ approximately 350 admissions and field representatives throughout the United States and Canada. In order to recruit students in certain states and Canadian provinces, representatives must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in federal financial assistance programs prohibit an institution from paying a commission, bonus or incentive to the Company's student recruiters based upon their success in securing enrollments. The Company believes that its method of recruiter compensation complies with the regulations.

The admissions representatives are salaried, full-time company employees. They are located at each DeVry campus and work with students who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening, recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce and students transferring to DeVry from nearby junior colleges. Each DeVry Institute has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry program.

Field student recruiters meet individually with prospective students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited over 10,000 high schools in North America last year, making presentations on career choices and the importance of a college education. Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. The continued downsizing of the U.S. military and recent base closings also presents recruiting opportunities. Veterans with military-specific technical training are attracted to DeVry's practical career-oriented education. Although a veteran may be recruited at his mustering-out base, DeVry's locations across the U.S. are often near the home area to which the veteran will relocate. Numerous new students with V.A. benefits have enrolled at the DeVry Institutes over the past several years. Field student recruiters are salaried, full-time company employees who are trained by both field managers and headquarters-based staff.

In support of its recruiting force, the DeVry Institutes advertise on television and radio, in magazines and newspapers, and utilize telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by their employers, alumni or currently enrolled students. In addition to the more traditional recruiting methods, DeVry's new Internet site provides another avenue for students to receive information and apply for admission.

To be admitted to a DeVry program, an applicant must be a high school graduate, have a General Education Development (GED) certificate or hold a degree from an accredited postsecondary institution. Applicants must also meet minimum entrance examination scores which vary depending on the program to which they are applying. In 1996, the DeVry Institutes implemented a Computerized Placement Test designed in collaboration with

The College Board and Educational Testing Service. This exam helps DeVry better serve the needs of its students by allowing DeVry to assess students' achievement levels and developmental needs during the admission process.

KGSM recruits students through direct mail, radio advertising, telemarketing, print advertising and referrals from employers, alumni or current students. KGSM employs on-campus admissions representatives at each teaching center who meet with, counsel and evaluate admission qualifications of prospective students. To be admitted to a KGSM program, applicants must hold a baccalaureate degree from a regionally accredited institution. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test (GMAT), the Graduate Record Examination
(GRE) or KGSM's alternative admission test.

Becker CPA Review markets its courses directly to potential students and to some of their employers, e.g. Big Six accounting firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country all generate the new students who take the CPA or CMA review courses, which are offered twice each year. Becker also enrolls many students who have previously completed a competitor's course or a self-study program but were unable to pass the exam.

Accreditation and Approvals
- ---------------------------
Accreditation is a process for recognizing educational institutions and the professional programs offered by those institutions for a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure that these institutions maintain the level of performance, evidence institutional and program improvement, demonstrate integrity and fulfill requirements established by the accrediting body.

Although regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, it is an important strength of the DeVry Institutes, providing significant advantages over most other for-profit colleges. College and university administrators depend on the accredited status of an institution in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of an institution when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for eligibility for federal financial assistance. Also, most scholarship commissions restrict their awards to students attending accredited institutions.

DeVry Institutes and KGSM are accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools, the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. The DeVry Institutes and KGSM accreditations were last reaffirmed by the North Central Commission in 1992 for the maximum ten year period. An interim progress monitoring visit is scheduled for the DeVry Institutes in May of 1997.

Accreditations of the DeVry Institutes and KGSM in the United States and of the DeVry Institutes in Canada are as follows:

          UNITED STATES                             CANADA
- -----------------------------------   ----------------------------------
Commission on Institutions of         Ontario Association of Certified
Higher Education of the North         Engineering Technicians and
Central Association of Colleges and   Technologists (DeVry/Toronto area
Schools                               campuses' Electronics Engineering
                                      Technology and Electronics
Technology Accreditation Commission   Engineering Technician programs)
of the Accreditation Board for
Engineering and Technology (DeVry's   Alberta Society of Engineering
Electronics Engineering Technology    Technologists (DeVry/Calgary's
Bachelor of Science Degree program    Electronics Engineering Technology
and, at the New Jersey campus, the    and Electronics Engineering
Electronics Engineering Technology    Technician programs)
Associate in Applied Science Degree
program.)
- -----------------------------------   ----------------------------------

In the United States, each DeVry Institute is approved to grant associate and bachelor's degrees by the respective state where it is located. In New Jersey, however, authorization is only at the associate degree level for three programs - electronics engineering technology, computer information systems and telecommunications management. Students at the DeVry Institute, North Brunswick, are encouraged, upon completion of their associate's degree, to transfer to other DeVry Institutes to complete bachelor's degree requirements.

In June 1996, the New York Board of Regents Commission on Higher and Professional Education voted to grant permission to establish a DeVry Institute of Technology campus in the New York City area with authority to grant certain bachelor and associate degrees. The Company has begun a search for an appropriate facility for this campus.

Under current Canadian law, the Canadian DeVry Institutes are not permitted to grant degrees. However, students at the Canadian Institutes are allowed to transfer to DeVry Institutes in the U.S. to complete their degree requirements. In 1995, the Alberta Department of Advanced Education, the State of Arizona and the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools approved the DeVry Institute in Phoenix to offer its bachelor of science degree-completion program on the Calgary campus. This allows students attending classes at the Calgary campus to complete their degree studies without relocating to a campus in the United States.

KGSM is authorized to operate and award degrees under authority of the Illinois Board of Higher Education, Georgia Nonpublic Postsecondary Education Commission, Wisconsin Educational Approval Board, Arizona State Board for Private Postsecondary Education, Missouri Coordinating Board for Higher Education and the California Council for Private Postsecondary and Vocational Education. The Virginia Council of Higher Education has granted conditional approval to KGSM to offer two of its master's degree programs.

State and Provincial Approval and Licensing
- -------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and grant degrees. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted approximately $4 million of surety bonds with state and local regulatory authorities and approximately $1 million (CDN) of surety bonds with regulatory agencies in Canada and believes it is currently in compliance with all state and provincial regulations. Certain states have set standards of financial responsibility beyond those prescribed by federal regulation. For example, fiscal tests adopted by the California legislature (as discussed more fully below) and similar regulations adopted or proposed by other state regulators may place the Company in future non-compliance under certain state regulations. If the Company were unable to meet these tests and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.

In January 1991, the state of the California adopted legislation that requires private, postsecondary education institutions to meet certain fiscal tests in order to continue operating in the state. These fiscal tests include three requirements; not having an operating loss in each of an institution's two most recent fiscal years; having positive net worth in its latest fiscal year; and maintaining a ratio of current assets to current liabilities of 1.25:1 or greater. The Company has achieved two of the required fiscal tests but has not maintained the ratio of current assets to liabilities of 1.25:1 which the Company believes is an inefficient use of its assets. At June 30, 1996, the Company had a ratio of current assets to current liabilities of 1.17:1. The California Council for Private Postsecondary and Vocational Education also has discretion under this statute to allow an educational institution to continue operating, even if it does not satisfy the financial tests, if the institution can demonstrate that it has maintained sufficient financial resources to sustain all of its promised educational services. At June 30, 1996, the Company believes that it has satisfactorily demonstrated its financial strength and ability to continue to operate. California law also requires an on-site visit to all postsecondary institutions having accreditation from a regional accrediting association other than the Western Association of Colleges and Schools. The California Council for Private Postsecondary and Vocational Education conducted a visit of the California campuses in August. Their report has not yet been issued.

Tuition and Fees
- ----------------
Effective with the spring 1996 term, the DeVry Institutes' tuition in the United States for two semesters (one academic year) ranged from $6,580 to $6,665, an increase of approximately 5.1% from last spring. Variations in tuition depend on term of enrollment. Students enrolled on less than a full time basis are charged somewhat lower tuition. For a student enrolled in the DeVry Institute's 5 term electronics technician program, total tuition cost would be $16,550. For a student enrolled in the 8 term accounting program, total tuition cost would be $26,420. A national survey of tuition released in the fall of 1995 by the College Board reported that annual tuition and fee increases adopted by publicly supported and independent four-year institutions averaged 6% for the 1995-96 academic year. Tuition in Canada was increased to $6,020 (CDN) for the two semester period, an increase of approximately 5.1% from last spring.

Effective with the September 1996 term, KGSM tuition per course (four quarter credit hours) ranges from $905 to $1,110, depending on the state in which the student is enrolled. This compares to tuition rates from $855 to $1,050 last year.

In addition to the tuition amounts described above, students at the DeVry Institutes and KGSM must purchase textbooks and supplies as part of their educational program.

If a student leaves school prior to completing a term, federal, state and provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentage of tuition are refunded to the student or the appropriate funding source.

Financial Aid and Financing Student Education
- ---------------------------------------------
Students attending the DeVry Institutes finance their education through a combination of family contributions, individual resources (including earnings from full or part-time employment), financial aid (including Company-provided financial aid) and tuition reimbursement from their employers. The recent restoration of tax exemption for undergraduate education employer tuition reimbursement will be of benefit to DeVry students, mainly those working adults attending its part-time evening programs, who receive partial or full tuition reimbursement.

The Company believes that approximately 79% of the U.S. DeVry Institutes' students receive some government-sponsored financial aid and that a similar percentage of the students attending the Canadian DeVry Institutes receive some government-sponsored financial assistance. The Company believes that between 10% and 15% of KGSM's students receive government-sponsored financial aid. In addition, a substantial number of KGSM students receive tuition reimbursement from their employers.

Students attending the Becker CPA or CMA review courses are not eligible for financial aid but many of them receive part or full tuition reimbursement from their employers.

The DeVry Institutes assist their undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that in 1993, almost half of all full-time college students between the ages of 16 and 24 were employed. The Company believes that a substantially greater percentage of its full-time students are employed to help finance their costs of education. On the basis of a financial aid application completed by the student and the student's family, the DeVry Institutes develop an assistance package for students who require financial aid. Government-sponsored financial aid is of great importance to the Company because approximately 68% of the DeVry Institutes' U.S. tuition, book and fee revenues collected in 1996 were dependent on some form of such financial aid received by its students. In 1995, approximately 69% of revenues collected were dependent on financial aid.

The government-provided financial aid and assistance programs in which many of the Company's students participate are subject to political and budgetary considerations. There is no assurance that government funding for the financial aid programs in which the Company's students participate will be maintained at current levels. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students. Budgetary proposals currently circulating in this election year include President Clinton's tax deduction of up to $10,000 per year for the cost of college or vocational training, a $1,500 tax credit for full-time students and increasing the maximum amount of the Pell Grant to $2,700 from its current level of $2,470. Dole's tax cut proposals include a $500 per child per year tax credit for funds deposited into an "IRA-like" account which can be used for college or other post-secondary education costs.

Extensive and complex regulations in the U.S. and Canada govern all of the government grant, loan and work programs in which the Company and its students participate. Regulations and standards that an institution must satisfy in order for its students to participate in federal financial assistance programs include, among others, maximum student loan default rates; limits on the proportion of an institution's revenue that can be derived from federal aid programs; financial responsibility and administrative capability requirements; and prohibition of certain types of incentive payments to student recruiters. At June 30, 1996, the Company achieved an operating profit, positive net worth, a "quick ratio" (cash plus accounts receivable to all current liabilities) of more than 1:1 and maintained the required cash reserve for the payment of refunds. This fully satisfied the standards of financial responsibility established by the U.S. Department of Education for participation in federal financial assistance programs. Similarly, the Company fully satisfied the standards of financial responsibility at June 30, 1995 and 1994. Failure to achieve these standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a surety bond to permit its students to continue to participate in federal financial assistance programs.

The Company maintains a staff at its Oakbrook Terrace headquarters to review, interpret and establish procedures for compliance with these regulations. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding against the Company. Changes in or new interpretations of applicable laws, rules or regulations could have an adverse effect on the Company in the future.

In the United States, the Company has completed and submitted its required audits of compliance with federal financial assistance programs for all previous years and its independent accountants are currently conducting the required audits of the one year period ending June 1996. In August, the Department of Education undertook a site visit, as a part of its program of periodic review of the administration of student financial assistance programs, at the DeVry North Brunswick, New Jersey, campus. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the Company and resulted in a substantial curtailment of the Company's participation in government grant or loan programs, the Company could be adversely affected.

In Canada, DeVry's two Toronto-area schools were notified at the beginning of September 1995 that the Ontario Ministry of Education and Training had temporarily suspended the processing of new financial aid applications from DeVry students pending review of inaccuracies found in applications filed by some students.

The Ministry believed that some of DeVry's Toronto-area students applied for and collected what may be excessive government-sponsored financial aid by inappropriately reporting that they had zero income. A Ministry audit of these applications, with DeVry's full cooperation, began in September 1995. In order to restore financial aid eligibility, the Company refunded to the Ministry approximately CDN $1.6 million which the Company believes is substantially all of the previous inappropriately disbursed financial aid. In addition, the Company posted a letter of credit at the Ministry's request against possible additional amounts that may have been inappropriately disbursed. Effective with the spring term, which began in March, the Ministry conditionally reinstated approval for the processing of financial aid applications. Full unconditional reinstatement is subject to the Ministry's completion of certain procedures regarding verification of the Company's compliance with financial aid processing regulations.

The following is a description of the U.S. and Canadian financial aid programs in which the Company's students participate.

United States Government Financial Aid Programs The following U.S. Department of Education financial aid programs under Title IV of the Higher Education Act are utilized by the Company's students in the United States:
(1) Federal Pell Grant ("Pell"), (2) Federal Supplemental Educational Opportunity Grant ("SEOG"), (3) Federal Family Education Loan Program ("FFELP"), (4) Federal Perkins Direct Student Loan program ("Perkins"), (5) Federal Work Study ("FWS") and (6) William D. Ford Federal Direct Student Loan Program ("FDSL").

 Grants are funds made available by the government to eligible students who demonstrate financial need. Grants do not have to be repaid. The Company's students are eligible to participate in the Pell and SEOG Grant programs, which are programs for undergraduate students. Eligible students receive a Pell grant ranging in amount from $400 to $2,470 per year. SEOG is a supplement to the Pell grant, available to only the neediest students because SEOG funds are limited in amount at each institution based upon a federally determined formula. In addition to these federal assistance funds, DeVry is required to make a 25% institutional matching contribution of all SEOG funds disbursed. The institutional matching contribution may be satisfied, in whole or in part, by the DeVry scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

 Loans Students at the DeVry Institutes participate in the Stafford and PLUS programs within the FFELP and in the Perkins loan program. Stafford loans may include an interest subsidy depending upon the financial need of the student and loan repayment is scheduled to begin six months after a student no longer attends school on at least a half-time basis. In 1996, over 80% of the financial aid received by students attending the Company's U.S. DeVry Institutes was provided by federal student loans. Students at KGSM participate in the FDSL.

 In 1993, Congress passed legislation creating the new Direct Student Loan Program. Under this program, students may complete all loan application and processing steps at their educational institution. Besides the benefit of one-stop processing, which can be done at the institution in conjunction with the application for aid under other programs, this loan program offers other benefits to student borrowers such as income-based repayments, lower loan fees and lower loan interest rates. For the 1994-95 school year, the DeVry DuPage Institute was one of only 104 institutions in the nation chosen by the Department of Education to pilot the implementation. For the 1995-96 school year, four additional DeVry Institutes and KGSM were chosen for participation. The U.S. Congress has considered various proposals to eliminate this program or to cap loans made under this program at some percentage of all federal student loans until there is more experience with its success and realized cost savings.

 Work Study Work Study wages are 75% paid from federal funds and 25% from qualified employer funds. Work opportunities, both on or off-campus, under FWS are offered on a part-time basis by the U.S. DeVry Institutes to undergraduate students who demonstrate financial need.

State Financial Aid Programs State grant assistance may be received by eligible students attending DeVry Institutes in Arizona, California, Georgia, Ohio and New Jersey.

Canadian Government Financial Aid Programs Canadian students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to students who are Canadian citizens or a permanent resident of Canada enrolled at approved postsecondary institutions. Students from Quebec are eligible for loans under the Quebec Student Loan Plan. The loans are interest-free while the student is in school and repayment begins six months after the student leaves school. All other forms of government financial aid in Canada, both loans and grants, are financed and administered by the provinces.

"85/15 Rule" This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as the Company. Under this rule, students attending a for-profit institution that derives more than 85% of its revenues from federal financial assistance programs in any year will not be able to participate in these programs for the following year. This rule, which was reported on for the first time for the Company's fiscal 1995, is commonly referred to as the "85/15 rule." In 1995, the U.S. Institutes derived approximately 69% of their revenues from these defined federal assistance programs. In 1996, the U.S. Institutes derived approximately 68% of their revenues from these programs and no institute within the DeVry system derived more than 78% of its revenues from these programs. Each of the DeVry Institutes (except for the Long Beach, California, Institute which currently operates as an additional location of the Pomona, California, Institute) and KGSM are established as separate institutions under the HEA provisions and must separately meet the criteria for the "85/15 rule" and for loan default rates.

Company-Provided Financial Assistance The Company's EDUCARD Plan is available to students attending the U.S. DeVry Institutes. The EDUCARD Plan is an installment loan program designed to assist students unable to completely cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes. Repayment of EDUCARD Plan balances is worked out in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12 months following a students's graduation or termination of study. The receivable balance related to Company-provided financial aid at the U.S. DeVry Institutes at June 30, 1996, was approximately $10.8 million. Improved timeliness in financial aid processing and the collection of student-owed balances, maintained this receivable at approximately the same amount owed by students last year under the EDUCARD Plan, although the number of enrolled students and tuition revenues increased from last year. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance.

In addition to the student financial assistance provided by the EDUCARD Plan, the DeVry Scholarship Competition annually offers merit-based scholarships. The U.S. DeVry Institutes offered 30 full-tuition and 90 half-tuition scholarships to 1995/96 high school graduates. Each scholarship covers the application fee and tuition for one of DeVry's degree programs. The total value of these scholarships was over $2 million. Similar scholarship offers have been made to high school graduates in previous years and are expected to be offered in the future. To attract students who attend community or junior colleges, the U.S. DeVry Institutes offered 36 half-tuition scholarships, valued at more than $500,000, to students who graduated from an accredited community/junior college in 1994 or later. In Canada, the DeVry Institutes offered 7 full-tuition and 14 half-tuition scholarships valued at more than CDN $300,000 to high school graduates. The DeVry Institutes have also provided funds in the form of institutional grants which help students most in need of financial assistance.

Student Loan Defaults
- ---------------------
The Company believes that in 1996, federal student loans represented more than 80% of the federal aid received by students at the U.S. DeVry Institutes and 100% of the federal aid received by students at KGSM. For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary and minority institutions and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions with high student loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, effective this fall is the added provision that students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. No

DeVry Institute has ever had a FFELP or FDSL cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year.

The Company carefully monitors its students' loan default rate. To help reduce student loan default rates, the Department of Education requires that all educational institutions wait 30 days before disbursing funds to first-time, first-year undergraduates to prevent potential early-term dropouts from defaulting on their loans. Students who leave school in the early part of their educational program typically default on their loans at a higher rate than those students who remain and complete the course. Another significant factor in controlling student loan default rates is the servicing and collection efforts by lenders and guaranty agencies. The Company assists the efforts of these lenders and agencies by contacting its students who are delinquent in their loan repayments and advising them of their responsibilities and rights to deferments or collection forbearance if they are eligible. According to preliminary reports by the U.S. Department of Education, the Company's schools had FFELP student loan default rates for 1994 (the latest year for which statistics are available) ranging from 1.5% to 26.8%. The Company's preliminary system-wide FFELP student loan default rate was reported at approximately 17.7%. The reported rates for 1994 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 1995. For 1993, the Company's system-wide FFELP cohort default rate was 18.6%. Upon review of the calculations of these rates for each Institute, the Company discovered numerous errors and exceptions. The Company has filed an appeal with the Department of Education for the recalculation of rates for both 1993 and 1994.

Only one DeVry Institute had a FFELP student loan default rate greater then 20% for 1994. That Institute, whose preliminary default rate was reported at 26.8%, has initiated a default management plan and submitted it for approval to the Department of Education. The Company believes that its appeals should result in lower reported default rates and that the Institutes can lower their default rates for future periods. Default rate reduction initiatives are underway at each Institute. No DeVry Institute is subject to any restrictions or termination under the student loan program.

Students who attend the U.S. DeVry Institutes also participate in the Federal Perkins loan program. This program provides low interest educational loans to students who demonstrate exceptional need. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. The program, including the responsibility for collection of outstanding loans, is administered by the institution. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. Any institution with a Perkins loan cohort default rate between 20% and 30% will receive a reduced annual federal contribution to the program. If the cohort default rate exceeds 30%, the institution will not receive any new federal contribution to the program. However, new loans to eligible students may continue to be made from the pool of funds created by monthly repayments on previous loans. The DeVry Institutes reported Perkins loan default rates for 1995 (the latest year for which statistics are available) ranging from 15.6% to 34.0%. The U.S. DeVry Institutes system-wide Perkins loan default rate was 25.9%. For 1994, the Perkins loan default rates ranged from 10.8% to 27.0% and the U.S. DeVry Institutes system-wide Perkins loan default rate was approximately 20.5%. A portion of the increase in the 1995 default rates results from regulatory changes in the default rate calculation which now includes as defaults some loans previously considered to be not in default. For 1996, it is expected that some of these calculation revisions will be rescinded. Student counseling and additional collection efforts are being implemented to reduce these default rates.

Career Services
- ---------------
The Company believes that the employment of its graduating students is essential to its ability to attract new students. There were more than 45,600 graduates over the ten year period ending October 1995 who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the more than 43,000 graduates who actively pursued employment or were already employed, 91.5% held positions in their chosen fields within six months of graduation. Each Institute has career services staff working with students in the areas of career choice activity, resume preparation and job interviewing. The staff also maintains contact with local and national employers to determine job opportunities and arrange interviews.

The Company attempts to gather accurate data on the number of its graduates employed in education related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the information that graduates report to the Company.

Full and part-time U.S. degree and diploma program graduates for the three classes which ended in calendar year 1995, and for the three classes which ended in calendar year 1994, were employed in their chosen field within six months of graduation, based on data reported to the DeVry Institutes, as follows:

        THE U.S. DEVRY INSTITUTES' GRADUATE EMPLOYMENT STATISTICS
        ---------------------------------------------------------

                                                      Percent of
                                                      Graduates
                                                      Who
                               Number of              Actively
                               Graduates              Pursued
                               Who         Number of  and
                               Actively    Graduates  Obtained
                               Pursued     Employed   Employment
                               Employment  in         and Those    Percent
                  Number       or Were     Education  Who were     Of Net
                  of Net       Already     Related    Already      Graduates
                  Graduates(1) Employed(2) Positions  Employed(2)  Employed(1)
                  ----------   ---------   ---------  ---------    ---------
Calendar Year
1995 Graduating
Classes (2/95,
6/95, 10/95)          4,166       4,070       3,882      95.4%       93.2%

Calendar Year
1994 Graduating
Classes (2/94,
6/94, 10/94)          4,207       4,064       3,848      94.7%       91.5%

- ----------------------------
     (1)Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

     (2)Does not include students who actively pursued employment for less than 6 months and did not obtain employment.

The majority of employers of the DeVry Institutes' graduates are in the electronics or information processing industries. Management believes that no single employer has hired more than 5% of the DeVry Institutes' graduates in recent years. Major employers of the DeVry Institutes' graduates include the following companies: Andersen Consulting Group, Applied Materials, AT&T, Cellular One, Eastman Kodak Co., EDS, General Electric Company, IBM, INTEL, Motorola Inc. and Sprint.

KGSM maintains a career services office to assist current and past graduates. This office offers a full range of services designed to enhance each individual's career development skills and is available to graduates, at no charge, on a lifetime basis.

Seasonality
- -----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at the DeVry Institutes and KGSM typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring and the lowest enrollment occurs during the summer months. Becker experiences higher enrollments for its courses beginning in June and July leading to the fall CPA exam.

Results of operations reflect this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 10 to the Company's consolidated financial statements.

Employees
- ---------
As of August 1996, the Company had approximately 2,900 full and part-time employees. In addition, the DeVry Institutes employed over 1,000 students as faculty assistants and in other part-time positions and used over 200 visiting instructors who teach on an as-needed, course-by- course basis, primarily for evening courses. The majority of KGSM faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. KGSM used over 300 such faculty members during the year. None of the Company's employees is represented by a union. The Company believes that relations with its employees are satisfactory.

Trademarks and Service Marks
- ----------------------------
The Company uses a number of trademarks including "DeVry Institute of Technology", "Becker CPA Review" and variants thereof. All trademarks, service marks and copyright registrations associated with the business are registered in the name of the Company or one of its subsidiaries and expire over various periods of time. The Company vigorously defends against infringements of its trademarks, service marks and copyrights.

ITEM  2 - PROPERTIES
- --------------------

DeVry Institutes
- ----------------
The DeVry Institute campuses are located in both suburban communities and urban neighborhoods. They are all easily accessible to major thoroughfares. Each Institute campus includes teaching facilities, admissions and administrative offices. Teaching facilities are housed in modern, air-conditioned buildings that include classrooms, laboratories, libraries, bookstores and student lounges. Electronics laboratories include PC based instrumentation and microprocessor development/circuit simulation systems along with traditional oscilloscopes, digital multimeters, power supplies, signal generators and other equipment. Computer laboratories include both stand alone and networked PC compatible workstations that support all curricula areas. Resources available to students include access to a central mainframe owned and operated by a third party, UNIX and numerous software packages supporting a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum. Telecommunications laboratories provide central office simulation, PBX administration, inter-networking and teaching LAN environments.

None of the five DeVry Institute campuses owned by the Company is subject to a mortgage or other indebtedness.

In June 1996, the DeVry Technical Institute in Woodbridge, N.J., moved to a new, 98,000 square foot company owned facility in North Brunswick, N.J., in advance of the summer term class start.

In July 1996, the Company began operation of a satellite campus in Mississauga (Toronto), Ontario, Canada. Opened in 42,000 square feet of space, this is the second satellite to the main campus operation in North York (Toronto) and the fourth DeVry Institute in Canada.

The table below sets forth certain information regarding each of the properties at which the DeVry Institutes conduct educational operations:

                       DeVRY  INSTITUTE   CAMPUSES
                       ---------------------------
                                                 Full and
                                                 Part-Time
                                  Area           Students
                                  (Approximate   Attending
                                  Square Feet)   Spring 1996    Ownership
                                  ------------   -----------    ---------
Decatur (Atlanta), Georgia        107,500           2,766         Owned
Chicago, Illinois                 104,850           2,924         Owned
Addison (Chicago), Illinois        91,600           3,137         Leased
Columbus, Ohio                    106,480(1)        2,473         Owned
North Irving (Dallas), Texas       95,250           2,294         Leased
Kansas City, Missouri              74,500           1,902         Owned
Phoenix, Arizona                  120,200           2,559         Owned
Pomona (Los Angeles), California  100,500           2,938         Leased
Long Beach (Los Angeles),
  California                       98,240           1,056         Leased
Woodbridge, New Jersey             97,470           2,423         Leased
Calgary, Alberta, Canada           42,900           1,389         Leased
North York (Toronto), Ontario,
  Canada                           51,690           1,499         Leased
Scarborough (Toronto), Ontario,
  Canada                           35,400             790         Leased
                                                   ------
                                                   28,150
                                                   ======

- -------------------------------
   (1) Includes 14,400 square feet of modular buildings.




The Company placed a deposit in escrow on a parcel of land in the San Fernando Valley, California, for the construction of a third campus in the Los Angeles area. Completion of the purchase is dependent upon, among other things, obtaining zoning of the property for campus use.

In Alpharetta (Atlanta), Georgia, the Company is finalizing contracts with a developer for the construction of a build to suit, leased campus in that suburb. The facility, planned at 65,000 square feet, is expected to open for classes in fiscal 1998.

The Company has begun a search for land in the San Francisco area for construction of a campus to serve the Northern California area. In New York, a search is underway for an existing building that can be renovated to the Company's specifications for operation in the New York City area.

KGSM
- ----
KGSM centers include teaching facilities, admissions and administrative offices. The centers are housed in modern, air conditioned buildings whose locations were chosen for their convenience to students. Keller centers range in size from approximately 3,600 to 9,000 square feet.

In the spring of 1996, Keller Graduate School of Management opened one new center in Tysons Corner, Virginia (Washington, D.C. area).

The table below sets forth certain information regarding each of the properties at which KGSM conducts educational operations:

                             KGSM CENTERS
                             ------------
                               Part-Time
                               Students
                               April 1996                Ownership
                               ----------                ---------
Chicago, Illinois                 310                      Leased
Schaumburg, Illinois              372                      Leased
Downers Grove, Illinois           390                      Leased
Lincolnshire, Illinois            358                      Leased
Orland Park, Illinois             162                      Leased
Elgin, Illinois                   147                      Leased
Milwaukee, Wisconsin              220                      Leased
Waukesha, Wisconsin               164                      Leased
St. Louis, Missouri                85                      Leased
Kansas City, Missouri (downtown)  161                      Leased
Kansas City, Missouri             147                      (1)
Phoenix, Arizona                  140                      (1)
Mesa, Arizona                     169                      Leased
Decatur, Georgia                  190                      (1)
Atlanta, Georgia                  168                      Leased
Pomona, California                128                      (1)
Long Beach, California             91                      (1)
Tysons Corner, Virginia            41                      Leased
                                -----
                                3,443
                                =====

- ------------------------
(1)Operates on a DeVry Institute campus.

In the fall of 1996, Keller opened a center at the Company's corporate headquarters location in Oakbrook Terrace, Illinois. This is the seventh center in the Chicagoland area and the nineteenth center in the system.

The downtown Chicago center will relocate to a new and larger facility in the downtown Chicago area this fall to permit increased enrollment at this location.

Becker
- ------
Becker CPA is headquartered in leased offices in Encino, California. Classes are conducted in leased facilities, less than twenty of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as used basis, allowing classes to be expanded or relocated as enrollments require.

Corporate
- ---------
The Company's administrative offices are located in approximately 60,000 square feet of a leased facility in Oakbrook Terrace, Illinois. In addition, the Company leases approximately 17,900 square feet of storage and other miscellaneous use space at this facility.

Corporate Educational Services maintains its headquarters at the Company's administrative offices in Oakbrook Terrace, Illinois.

The Company's leased facilities are occupied under leases whose remaining terms range from one to 13 years. A majority of these leases can be renewed for additional periods.

ITEM 3 -LEGAL PROCEEDINGS
- -------------------------
The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Neither the Company nor any of its subsidiaries is currently a party to any material legal action except those described below.

In July 1996, the Company entered into an out-of-court settlement agreement with the Internal Revenue Service (IRS) relative to the Statutory Notice of Deficiency issued by the IRS against the Company for tax years 1988 through 1991. The claimed deficiencies related to the amortization of intangible assets purchased during the acquisition of the DeVry Institutes in 1987 (Notes 1 and 3). All of these issues have been resolved as a result of the settlement. The settlement amount is immaterial to the Company's financial position, results of operations and liquidity.

During 1996, the Ontario Ministry of Education and Training temporarily suspended and later conditionally reinstated the processing of financial aid applications for students attending the Company's two Toronto-area schools. Full unconditional reinstatement is subject to the Ministry's completion of certain procedures regarding verification of the Company's compliance with financial aid processing regulations.

In July 1996, the Company was served with a class action lawsuit in Canada alleging misrepresentation about the quality of the DeVry Institutes' educational programs. The Company believes that the claims in the lawsuit are frivolous and without merit. In response to the lawsuit, the Company has filed a Statement of Defense and intends vigorously to contest the allegations.

Although the outcomes cannot be predicted with certainty, the Company believes the resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------
There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                   ------------------------------------

The name, age and current position
of each executive officer of the
Company are:


Name, Age and Office                         Business Experience
- --------------------                         -------------------
Dennis J. Keller.............55     Mr. Keller co-founded KGSM in 1973.
                                    From the inception of the company,
Chairman of the Board and           Mr. Keller has been Chairman of the
Chief Executive Officer             Board and Chief Executive Officer.
                                    Mr. Keller is a graduate of Princeton
                                    University and holds a Master of
                                    Business Administration degree from
                                    the University of Chicago.


Ronald L. Taylor.............52     Mr. Taylor co-founded KGSM in 1973 and
                                    has been a director since its
Director, President and             inception.  In 1981, Mr. Taylor became
Chief Operating Officer             President and Chief Operating
                                    Officer.  Mr. Taylor is a graduate of
                                    Harvard University and holds a Master
                                    of Business Administration degree from
                                    Stanford University.


David C. MacFarlane..........52     Mr. MacFarlane joined KGSM in 1974.
                                    During the past 20 years, he has
Senior Vice President               served in a variety of
                                    positions including Director of
                                    Admissions, Dean of Admissions and
                                    Dean of KGSM.  Currently Mr.
                                    MacFarlane has responsibility for
                                    DeVry Institute regional student
                                    recruiting and various administrative
                                    functions.


Norman C. Metz...............48     Mr. Metz joined the Company in April
                                    1983 as a Vice President.  In 1986,
Senior Vice President               Mr. Metz assumed responsibility for
                                    operations of the DeVry Institutes. In
                                    addition, Mr. Metz is responsible for
                                    student recruiting in the admission
                                    offices at the Institute locations.

Name, Age and Office                         Business Experience
- --------------------                         -------------------
O. John Skubiak..............46     Mr. Skubiak has been with KGSM for
                                    more than 18 years, progressing from
Senior Vice President               admissions representative to Dean of
                                    KGSM.  In his current position as a
                                    Senior Vice President of the Company,
                                    Mr. Skubiak has responsibility for the
                                    Company's marketing, other than sales,
                                    and the operations of KGSM, Corporate
                                    Educational Services and Becker CPA
                                    Review.


Norman M. Levine...........53       Mr. Levine has been Controller of the
                                    Company since 1987 and has been the
Vice President, Controller          Chief Financial Officer since March 1989.
and Chief Financial Officer.        From November 1982 to 1987, Mr. Levine was
                                    Controller of the DeVry Institutes.


Marilynn J. Cason..........53       Ms. Cason joined the Company in
                                    January 1989 with responsibility for
Vice President, General             the Company's legal affairs and human
Counsel and Corporate               resources.  From 1976 to 1988, Ms.Cason
Secretary                           served in various legal roles as Vice
                                    President of Johnson Products Company,
                                    a manufacturer of cosmetics and toiletries.


George W. Fisher...........44       Mr. Fisher joined the Company as Vice
                                    President Canadian Operations in
Vice President,                     February 1985.  His responsibilities
Regional Operations                 currently include operations of several
                                    of the U.S. and Canadian DeVry Institutes.


Patrick L. Mayers..........56       Dr. Mayers joined KGSM in 1978 as Dean
                                    of Academic Affairs.  Dr. Mayers, who
Vice President, Academic            obtained his B.A., M.A., M.B.A. and
Affairs, KGSM                       Ph.D. Degrees from the University of
                                    Chicago, was elected an officer of the
                                    Company in 1987.

Gerald Murphy..............49       Mr. Murphy joined the Company in late
                                    1995 as a Vice President with
Vice President,                     responsibility for the operation of
Regional Operations                 several of the U.S. and Canadian DeVry
                                    Institutes.  Prior to joining DeVry,
                                    Mr. Murphy served as a Vice President
                                    of Education Management Corp. and of the Universal Technical Institute.

Name, Age and Office                         Business Experience
- --------------------                         -------------------
James Otten................47       Dr. Otten joined the Company in late
                                    1995 as a Vice President with
Vice President,                     responsibility for the operation of
Regional Operations                 several of the U.S. DeVry Institutes.
                                    Prior to joining DeVry, Dr. Otten served as President of the Katherine Gibbs School in Boston and of the Brown Institute in Minneapolis.


Sharon Thomas-Parrott......45       Ms. Thomas-Parrott joined the Company
                                    in January 1982 after several years as
Vice President, Government          an officer in the U.S. Department of
Relations                           Education's Office of Student
                                    Financial Assistance.  She served the
                                    Company in several student finance
                                    positions before being elected to her
                                    current position which includes
                                    responsibility for both student
                                    finance and government relations.


Robert R. Roehrich.........49       Dr. Roehrich joined the Company in
                                    June 1981 as Dean of Computer Science
Vice President, Academic            at the Columbus DeVry Institute.  In
Affairs                             March 1983, he became Vice
                                    President, Accreditation, following
                                    which he was elected Vice President,
                                    Academic Affairs.


Kenneth Rutkowski..........49       Mr. Rutkowski joined the Company in
                                    1985 as Director of Operations
Vice President, Operations          and Administrative Services and was
Services and Administration         promoted to his current position in
                                    May 1991.  His current responsibilities
                                    include managing the Company's real
                                    estate and various administrative
                                    functions.


Vijay Shah.................45       Mr. Shah joined the Company in 1977
                                    progressing from a representative in
Vice President, Admissions          an admissions office to director of
                                    admissions at a DeVry Institute.  He
                                    has been National Director of
                                    Admissions since 1989 and was promoted
                                    to his current position in August
                                    1994.


Edward J. Steffes..........46       Mr. Steffes joined the Company in
                                    September 1984 as director of
Vice President, Marketing           marketing and was promoted to his
                                    current position in December 1986.

                                 PART II

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
- ----------------------------------------------------------
(a) Market Information
    ------------------
The Company's common stock has been traded on the New York Stock Exchange since November 14, 1995, under the symbol DV. Prior to that date, the Company's common stock traded on The NASDAQ Stock Market.

The following table states the high and low quotation and sales price information by quarter for the past two years as reported by NASDAQ and the New York Stock Exchange. All quotation and sales price information has been adjusted for the two-for-one stock split in the form of a 100% stock dividend paid June 21, 1995, to shareholders of record on June 1, 1995.

                         FISCAL 1996              FISCAL 1995
                      -----------------       --------------------
                       HIGH        LOW         HIGH         LOW
 ------------------------------------------------------------------
 First Quarter        $25 3/4      $20        $14 1/2     $12 17/32
 Second Quarter        28 1/8       22         15 1/2      12 7/8
 Third Quarter         35 1/2       25 3/4     19 5/16     15 1/4
 Fourth Quarter        45 7/8       33         21 1/2      18 1/4
 ------------------------------------------------------------------

(b) Approximate Number of Security Holders
    --------------------------------------
There were 337 holders of record of the Company's common stock as of August 8, 1996. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 8,000 beneficial holders of its common stock.

(c) Dividends
    ---------
The Company is a holding company and, as such, is dependent on the earnings of the Operating Subsidiary and Becker for funds to pay cash dividends. Cash flow from the Operating Subsidiary and Becker may be restricted by law and is subject to some restrictions by covenants in the Operating Subsidiary's debt agreement. The Company has not paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in the Company's business. From time to time, the board of directors will review the Company's dividend policy.
Any payment of dividends will be at the discretion of the board of directors and will be dependent on the earnings and financial requirements of the Company and other factors as the board of directors deems relevant.

ITEM 6 - SELECTED FINANCIAL DATA
- --------------------------------
Selected financial data for the Company for the last five years is included in the exhibit, Five-Year Summary - Operating, Financial and Other Data, on page 67 of this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- ------------------------------------------------------------------------
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report. All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the two-for-one stock split effective June 21, 1995.

RESULTS OF OPERATIONS
- ---------------------
1996 vs. 1995
- -------------
Tuition revenues in 1996 increased by $29,077,000 or 14.0% from 1995. This was the largest tuition revenue increase in the history of the Company and is attributable to both higher student enrollment at the DeVry Institutes and KGSM and to tuition increases implemented during the year.

Cumulatively, total student enrollment at the DeVry Institutes in the three semesters of fiscal 1996 increased by 8.6% compared with fiscal 1995. This was partly due to higher enrollments at the Long Beach, California, and Scarborough (Toronto), Ontario, Canada, campuses, both of which opened in the previous year, and partly due to increased enrollments at the previously existing Institutes. This is the fifth consecutive year that total cumulative enrollment at the DeVry Institutes has increased from the previous year and the largest rise in any of those years. At KGSM, cumulative total student enrollment for the five terms of fiscal 1996 grew by 16.7% from 1995. The increase in enrollments was due to elevated enrollments at the Pomona and Long Beach, California, centers, both of which opened last year, the 1996 opening of a center in Tysons Corner, Virginia (Washington, D.C. area), and continued growth in enrollments at the previously existing centers. Tuition increases have historically been implemented by the DeVry Institutes effective with the spring term and effective with the fall term at KGSM. Tuition rates rose approximately 5% at DeVry, which is just slightly below the rate of last year's increase and below the average rate of tuition increases at other colleges and universities. Tuition rates rose similarly at KGSM.

Other revenues are attributable primarily to sales of books and supplies to students attending the Company's educational programs. Interest income on short-term investments of cash balances in excess of those needed for daily operations declined slightly from last year, as the higher level of payments for taxes on income, payments and receivable increases associated with financial aid processing at the Toronto-area campuses and completion of the new DeVry Institute campus in North Brunswick, New Jersey, reduced average investible balances during the year.

Cost of educational services include the cost of faculty and related staff, which composed approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible accounts. The cost of educational services rose by 13.6% from last year. Costs associated with the new DeVry

Institutes and KGSM centers contributed to this increase along with higher educational costs resulting from higher student enrollments at the existing locations. Depreciation expense on the Company's continued investment in facilities and equipment for its students increased by over $1 million from last year. Tuition refund and uncollectible account expense increased in the year partly because of higher enrollments and a larger tuition base at DeVry and KGSM and partly because of the higher proportion of new DeVry students this year as a result of growing new student enrollments. For the year, new student enrollment at the DeVry Institutes increased by 10.5% from last year. New students historically withdraw at higher rates than do students in later terms.

Student services and administrative expense includes the costs of new student recruiting, curriculum development and general administrative costs. These expenses increased by 12.6% from last year. Marketing costs have grown to support the new DeVry Institutes and KGSM locations and to support the higher number of new students recruited at the existing locations. General administrative expenses increased from last year partly due to normal inflationary changes and partly because of efforts associated with the Ontario Ministry of Education's suspension and subsequent conditional reinstatement of financial aid eligibility for students attending the Company's Toronto area campuses.

The Company's earnings from operations, before interest expense and taxes on income, reached a record $33,761,000 for the year. This represents an operating margin of 13.0%, up from 12.6% and 12.1% in each of the last two years, respectively. Higher revenues and cost-containment measures contributed to the improved margins.

Interest expense was reduced by $2,007,000 to $1,063,000 for the year. The lower interest expense resulted from lower outstanding levels of debt throughout most of the year and the absence of the non-recurring make-whole premium payment made in 1995 when the Company voluntarily prepaid all of its senior subordinated notes.

The effective tax rate represents the combination of U.S. federal and state and Canadian federal and provincial income taxes on the Company's operations in these jurisdictions.

1995 vs. 1994
- -------------
Tuition revenues in 1995 increased by $16,325,000 or 8.5% from 1994. The rise is attributable to both higher student enrollment at DeVry and KGSM and to tuition increases implemented during the year. Cumulatively, total student enrollment at the DeVry Institutes in the three semesters of fiscal 1995 increased by 3.3% compared with fiscal 1994. This is the fourth consecutive year that total cumulative enrollment has grown from the previous year. At KGSM, cumulative total student enrollment for the five terms of fiscal 1995 grew by 17.7% from 1994. Tuition increases have historically been implemented by the DeVry Institutes in the spring term and at KGSM in the fall. Tuition rates grew by more than 5% at DeVry, a slightly lower percentage increase than was implemented in 1994. Tuition rates were increased similarly at KGSM. Historically, the Company has been able to pass along inflationary cost increases through higher tuition.

Other revenues are attributable primarily to sales of books and supplies to students attending the Company's educational programs. Interest income on short-term investments increased because of higher cash balances available for investment throughout most of the year and because of higher prevailing interest rates.

Costs of educational services include the cost of faculty and related staff, which composed approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and tuition refunds. The cost of educational services increased by 7.1% from 1994. Costs associated with rising student enrollment, such as additional faculty and higher wages and benefits, were largely responsible for the increase. The Company also continued its investment in growth with the opening of new DeVry Institutes in Long Beach, California, and Scarborough (Toronto), Ontario, Canada. During the year, KGSM opened two new centers in California, operating in the DeVry Institute campuses in these locations.

Partially offsetting these cost increases was a reduction in depreciation expense on certain assets whose depreciable lives expired in the first quarter. Tuition refund and bad debt expenses also declined, reflecting educational program and student service quality initiatives that have favorably affected the pattern of student retention, reducing refund expense and uncollected account balances compared to prior periods.

Student services and administrative expense includes the costs of new student recruiting, curriculum development and general administrative costs. These expenses increased by 8.4% from last year. Marketing costs grew at a somewhat faster rate than tuition revenue in support of the two new DeVry campuses and two KGSM centers that opened during 1994. For the year, new student enrollment at the DeVry Institutes increased by 7.6% from 1994.

The Company's earnings from operations, before interest expense and taxes on income, reached a record $28,829,000 for the year. This represents an operating margin of 12.6%, up from 12.1% last year and 11.7% the year before. Higher revenues; improved educational program success, producing greater student retention; and cost-containment measures contributed to the improved margins even as expansion continued.

Interest expense was reduced by $1,545,000 to $3,070,000 for the year. The lower interest expense resulted from scheduled principal payments and voluntary prepayments of the Company's funded debt. In June, the Company voluntarily prepaid all $7,870,000 of its 13% senior subordinated notes, with a make-whole premium payment of $573,000 included in interest expense in the Consolidated Statement of Income. In 1995, total funded debt was reduced by $10,195,000.

Taxes on income were computed in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), which the Company adopted in 1992. The effective tax rate of 42.2% represents the combination of U.S. federal and state and Canadian income taxes on the Company's operations.

Liquidity and Capital Resources
- -------------------------------
The Company's primary source of liquidity is the cash received from student payments for tuition, fees and books. These payments include cash from student and family resources, student and family educational loans and other financial aid under various federal, state and provincial programs.

The pattern of cash receipts is somewhat seasonal throughout the year. The level of accounts receivable from which cash payments are collected reaches a peak immediately after the billing of tuition, fees and books at the beginning of each DeVry Institute semester in July, November and March. Collections of these receivables are heaviest at the start of each semester. In the first two months of each semester, collections typically exceed payments for operating expenses applicable to that period. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the spring semester and to the end of a financial aid year, at which time all financial aid for the previous 12 months should have been disbursed to students' accounts. At June 30, 1996, net accounts receivable were $9,684,000. The increase in accounts receivable from last year results from the inclusion of a $1,472,000 receivable of refundable income tax and from higher revenues and number of students at the DeVry Institutes and KGSM during the year. The increase in receivables is also attributable, in part, to the tuition financing offered by DeVry Canada to those students at the Toronto area campuses who were affected by the temporary suspension of financial aid.
In conjunction with the conditional reinstatement of financial aid processing effective with the spring term, the Company returned to the Ontario Ministry of Education and Training payments believed to have been inappropriately disbursed to students. In addition, the Company posted a letter of credit with the Ministry as security against possible additional amounts that may have been inappropriately disbursed to students who incorrectly completed their financial aid applications.

The Company estimates that historically nearly 70% of the DeVry Institutes' tuition, bookstore and fee revenues are derived from some form of government-provided financial aid to its students. These financial aid and assistance programs, in which most of the Company's students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels.
Extensive and complex regulations in the U.S. and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding against the Company.

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from the U.S. Department of Education is maintained in restricted bank accounts. This cash becomes available for general use by the Company only after student loans and grants have been credited to the accounts of students and the cash is transferred to an unrestricted operating cash account. The introduction of electronic fund transfers for student loans and the direct loan program from the Department of Education have generally accelerated the receipt and processing of these payments by the DeVry Institutes and KGSM, contributing to the Company's liquidity.

Cash payments for income taxes no longer benefit from the net operating loss carryovers, which were fully utilized by the end of the first quarter of fiscal 1996. While the increased payment of income taxes will affect the Company's liquidity, the Company believes that its present cash resources and cash flow from operations will be sufficient to meet its cash requirements.

In July 1996, the Company entered into an out-of-court settlement agreement with the Internal Revenue Service (IRS) relative to the Statutory Notice of Deficiency issued by the IRS against the Company for tax years 1988 through 1991. The claimed deficiencies related to the amortization of intangible assets purchased during the acquisition of the DeVry Institutes in 1987. All of these issues have been resolved as a result of the settlement. The settlement amount, which is expected to be paid in the first quarter of fiscal 1997, is immaterial to the Company's financial position, results of operations and liquidity.

Cash generated from operations in 1996 was $28,368,000, approximately the same as in each of the last two years. The generation and use of cash during the year reflects the seasonal operating patterns discussed above. During some periods just prior to the start of a semester, cash balances may be supplemented by temporary borrowings under the Company's revolving line of credit. Cash generated from operations each year has been sufficient to meet all of the Company's operating needs and capital investment needs while reducing debt on a regular basis.

Capital expenditures were primarily for expansion and facility improvement, replacement and upgrading of school laboratories and for teaching and administrative equipment. Capital expenditures in 1996 were a record $18,352,000. This spending reflects the Company's continued investment in improved quality of educational offerings, facilities and programs and in additional expenditures connected with the opening of new DeVry Institutes in Scarborough, Ontario, Canada, and Long Beach, California, last year, and the completion of construction of a DeVry Institute campus in North Brunswick, New Jersey, to replace the present leased facility in Woodbridge, New Jersey.

For 1997, total capital spending for existing operations is planned at somewhat lower levels than during the past two years. Cash generated from operations and existing cash resources have been sufficient to meet capital requirements in the past and are anticipated to be sufficient to cover expansion plans in the future.

In June 1996, the Company and its banks completed a renegotiation of its 1994 term loan agreement. The $85,000,000 bank facility remains an unsecured revolving line of credit with a higher borrowing limit, longer term and lower interest rates effective upon the achievement of certain financial ratios. The revolving loan facility allows the Company to take maximum advantage of its seasonally heavy cash flows to reduce debt while also providing flexibility in providing funds for expansion as needed. At June 30, 1996, approximately $63,000,000 of the revolving line had been utilized in the form of borrowings and letters of credit. The terms of this loan agreement reflect the Company's strong financial position.

In June 1996, the Company acquired certain tangible assets and tradenames of the Becker CPA review for $18,458,000 in cash and acquired copyrights, other intellectual property and publicity rights of the Becker CPA Review for $17,935,000. Funds for the acquisition were provided by borrowings under the Company's newly renegotiated revolving line of credit.

The Company's bank borrowings are at a floating interest rate subject to adjustment at varying intervals at the Company's option. At the present time, the Company does not have an interest rate swap or other forms of protection against increases in the floating rate but has fixed the interval of interest rate adjustment on approximately one-third of its year-end borrowings for a one-year period. The Company periodically evaluates its need for additional protection in light of projected interest expense and borrowing levels.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, the revolving loan facility will be sufficient to fund its operations for the foreseeable future.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages 48 through 63 of this report:


                                                               10K
                                                           Report Page
                                                           -----------
  Consolidated Balance Sheets at
     June 30, 1996 and 1995                                   48-49

  Consolidated Statements of Income for the
  years ended June 30, 1996, 1995 and 1994                      50

  Consolidated Statements of Cash Flows for
  the years ended June 30, 1996, 1995 and 1994                  51

  Consolidated Statements of Shareholders'
  Equity for the years ended June 30, 1996,
  1995 and 1994                                                 52

  Notes to Consolidated Financial Statements                  53-62

  Report of Independent Accountants                             63

                                  DEVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                                             June 30,
                                                         1996        1995
                                                         ----        ----
    ASSETS

       Current Assets

          Cash and Cash Equivalents                    $ 29,948    $ 26,252
          Restricted Cash                                16,590      20,179
          Accounts Receivable, Net                        9,684       6,189
          Inventories                                     3,290       3,553
          Prepaid Expenses and Other                      2,055       1,846
                                                       --------    --------
             Total Current Assets                        61,567      58,019
                                                       --------    --------
       Land, Buildings and Equipment

          Land                                           18,956      18,952
          Buildings                                      50,570      39,399
          Equipment                                      51,198      43,390
          Construction In Progress                            -       1,337
                                                       --------    --------
                                                        120,724     103,078

          Accumulated Depreciation                      (49,283)    (42,820)
                                                       --------    --------
             Land, Buildings and Equipment, Net          71,441      60,258
                                                       --------    --------
       Other Assets

          Intangible Assets, Net                         37,709       2,022
          Perkins Program Fund, Net                       5,483       4,522
          Other Assets                                    1,889       1,850
                                                       --------    --------
             Total Other Assets                          45,081       8,394
                                                       --------    --------
       TOTAL ASSETS                                    $178,089    $126,671
                                                       ========    ========







    The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                                             June 30,
                                                         1996        1995
                                                         ----        ----
    LIABILITIES

       Current Liabilities

          Accounts Payable                             $ 18,859    $ 14,957
          Accrued Salaries, Wages & Benefits             14,735      12,369
          Accrued Expenses                                7,640       3,671
          Advance Tuition Payments                        7,617      13,982
          Deferred Tuition Revenue                        3,609       3,768
                                                       --------    --------
             Total Current Liabilities                   52,460      48,747
                                                       --------    --------
       Other Liabilities

          Revolving Loan                                 61,500      33,029
          Deferred Income Tax Liability                   2,207       2,318
          Deferred Rent and Other                         4,635       4,609
                                                       --------    --------
             Total Other Liabilities                     68,342      39,956
                                                       --------    --------
       TOTAL LIABILITIES                                120,802      88,703
                                                       --------    --------

    COMMITMENTS AND CONTINGENCIES  (Note 8)

    SHAREHOLDERS' EQUITY

       Common Stock, $0.01 par value, 20,000,000
          Shares Authorized;16,621,852 and
          16,613,492 Shares Issued and Outstanding
          at June 30, 1996 and 1995, Respectively           166         166
       Additional Paid-in Capital                        36,694      36,610
       Retained Earnings                                 19,987         742
       Foreign Currency Translation Adjustment              440         450
                                                       --------    --------
       TOTAL SHAREHOLDERS' EQUITY                        57,287      37,968
                                                       --------    --------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $178,089    $126,671
                                                       ========    ========




    The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                     CONSOLIDATED  STATEMENTS  OF  INCOME
             (Dollars in Thousands Except for Per Share Amounts)


                                               For The Year Ended June 30,

                                              1996        1995        1994
                                              ----        ----        ----
    REVENUES:

       Tuition                             $236,607    $207,530    $191,205
       Other Educational                     22,341      19,887      19,681
       Interest                               1,059       1,176         551
                                           --------    --------    --------
          Total Revenues                    260,007     228,593     211,437
                                           --------    --------    --------
    COSTS AND EXPENSES:

       Cost of Educational Services         155,254     136,721     127,673
       Student Services and
        Administrative Expense               70,992      63,043      58,146
       Interest Expense                       1,063       3,070       4,615
                                           --------    --------    --------
          Total Costs and Expenses          227,309     202,834     190,434
                                           --------    --------    --------
    Income Before Income Taxes               32,698      25,759      21,003

    Income Tax Provision                     13,453      10,863       8,778
                                           --------    --------    --------
    NET INCOME                             $ 19,245    $ 14,896    $ 12,225
                                           ========    ========    ========

    EARNINGS PER COMMON SHARE                 $1.14       $0.89       $0.73
                                              =====       =====       =====














    The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)

                                                 For The Year Ended June 30,
                                                   1996     1995     1994
                                                   ----     ----     ----
    CASH FLOWS FROM OPERATING ACTIVITIES
      Net Income                                 $19,245  $14,896   $12,225
      Adjustments to Reconcile Net Income to Net
        Cash Provided by Operating Activities:

         Depreciation                              7,516    6,157     6,981
         Amortization                                 63       63       346
         Provision for Refunds and
          Uncollectible Accounts                  16,130   12,810    14,101
         Deferred Income Tax (Provision) Benefit    (456)   5,480     2,419
         Loss (Gain)on Disposals of Land,
          Buildings and Equipment                     19       (7)      338
         Changes in Assets and Liabilities:
             Restricted Cash                       3,589   (9,130)   (1,447)
             Accounts Receivable                 (18,645) (11,746)  (14,125)
             Inventories                             263     (629)       34
             Prepaid Expenses And Other             (118)    (128)      266
             Perkins Program Fund Contribution
              and Other                           (1,188)  (1,649)    1,717
             Accounts Payable                      3,210    3,136     1,380
             Accrued Salaries, Wages,
              Expenses and Benefits                6,239      667     3,601
             Advance Tuition Payments             (7,340)   7,943     1,010
             Deferred Tuition Revenue               (159)     337      (441)
                                                 -------  -------   -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES   28,368   28,200    28,405
                                                 -------  -------   -------
    CASH FLOWS FROM INVESTING ACTIVITIES
      Capital Expenditures                       (18,352) (14,551)   (6,288)
      Acquisition of Net Assets (Note 2):
         Payment for Purchase of Operating
          Assets, Net of Cash Acquired           (16,930)       -         -
         Payment for Purchase of
          Intellectual Property                  (17,935)       -         -
                                                 -------  -------   -------
      NET CASH USED IN INVESTING ACTIVITIES      (53,217) (14,551)   (6,288)

    CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds From Exercise of Stock Options         84       47         6
      Proceeds From Revolving Credit Facility     46,500   22,000    35,029
      Repayments Under Revolving Credit Facility (18,029) (20,000)   (4,000)
      Repayments of Debt                               -  (12,195)  (43,517)
                                                 -------  -------   -------
      NET CASH PROVIDED BY (USED IN)
       FINANCING ACTIVITIES                       28,555  (10,148)  (12,482)
                                                 -------  -------   -------
    Effects of Exchange Rate Differences             (10)      47      (275)
                                                 -------  -------   -------
    NET INCREASE IN CASH AND CASH EQUIVALENTS      3,696    3,548     9,360

    Cash and Cash Equivalents at Beginning
     of Year                                      26,252   22,704    13,344
                                                 -------  -------   -------
    Cash and Cash Equivalents at End of Year     $29,948  $26,252   $22,704
                                                 =======  =======   =======

    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Interest Paid During the Year              $ 1,429   $3,367    $4,606
      Income Taxes Paid During the Year           13,902    7,080     4,607

    The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (Dollars in Thousands)

                                                  For The Year Ended June 30,

                                                    1996     1995     1994
                                                    ----     ----     ----
    Common Stock

       Beginning of year                          $   166  $    83  $    83
       Two-for-one stock split in the form of a
        stock dividend                                  -       83        -
                                                  -------  -------  -------
       End of year                                    166       83       83
                                                  =======  =======  =======
    Additional Paid-In Capital

       Beginning of year                           36,610   36,563   36,557
       Shares issued for exercise of stock options     84       47        6
                                                  -------  -------  -------
       End of year                                 36,694   36,610   36,563
                                                  =======  =======  =======
    Retained Earnings (Accumulated Deficit)

       Beginning of year                              742  (14,071) (26,296)
       Net income per accompanying statement       19,245   14,896   12,225
       Two-for-one stock split in the form of a
        stock dividend                                  -      (83)       -
                                                  -------  -------  -------
       End of year                                 19,987      742  (14,071)
                                                  =======  =======  =======
    Foreign Currency Translation Adjustment

       Beginning of year                              450      403      678
       Translation Adjustment                         (10)      47     (275)
                                                  -------  -------  -------
       End of year                                    440      450      403
                                                  =======  =======  =======
    TOTAL SHAREHOLDERS' EQUITY, END OF YEAR       $57,287  $37,885  $22,978
                                                  =======  =======  =======







    The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                   Notes to Consolidated Financial Statements
                                June 30, 1996



    NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

    Nature of Operations
    DeVry Inc. (the Company) is a holding company which, through its wholly owned subsidiaries, operates a national system of degree-granting, career-oriented higher-education schools and a leading international training firm. Keller Graduate School of Management, Inc. (KGSM), is one of the largest regionally accredited higher-education systems in North America. Its DeVry Institutes award associate and bachelor's degrees in electronics, computer information systems, business operations, accounting, technical management and telecommunications management. The DeVry Institutes are located on 10 campuses in the United States and four campuses in Canada. Keller Graduate School (Keller) awards master's degrees in business administration, human resource management and project management. Keller classes are offered at 18 locations in Illinois, Wisconsin, Missouri, Georgia, Arizona, California and Virginia. The Corporate Educational Services division offers on-site management and technical training programs for larger employers and government
    agencies.   Becker CPA Review (Becker CPA), acquired June 19, 1996
    (Note 2), is the leading international training firm preparing students to pass the Certified Public Accountant (CPA) examination . Currently, the CPA exam review course is offered at approximately 135 locations in the United States and at eight international locations. Becker CPA also offers a Certified Management Accountant (CMA) examination review course in the United States.

    Principles of Consolidation
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Becker CPA accounts are consolidated based upon an April 30 fiscal year end, which is its natural year end based on its business cycle. There were no events ocurring during the intervening period before June 30, that materially effected the financial position or results of operations of the Company. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

    Cash and Cash Equivalents
    Cash and cash equivalents include time deposits, commercial paper, municipal bonds and bankers acceptances with maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature. The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution. The Company evaluates the creditworthiness of the security issuers and financial institutions with which it invests.

    Financial Aid and Restricted Cash
    The financial aid and assistance programs, in which most of the Company's students participate, are subject to political and budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for the initiation of a suspension, limitation or termination proceeding against the Company.

    A significant portion of revenues is provided by students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the U.S. government under various student aid grant and loan programs. The cash is held in separate bank accounts and does not become available for general use by the Company until the financial aid is credited to the accounts of students and the cash is transferred to an operating cash account.

    NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

    Revenue Recognition
    Tuition revenue and provisions for refunds and uncollectible accounts are recognized ratably over each of the academic terms in a fiscal year. The provisions for refunds and uncollectible accounts are included in the cost of educational services in the Consolidated Statements of Income. Related reserves are $6,603,000 and $5,368,000 at June 30, 1996 and 1995, respectively. Textbook sales and other educational revenues are recognized when they occur. Revenue from training services is recognized when the training is provided.

    Inventories
    Inventories consist mainly of textbooks, electronics kits and supplies held for sale to students enrolled in KGSM's educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

    Land, Buildings and Equipment
    Land, buildings and equipment are recorded at cost. Cost includes additions and those improvements that increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Interest is capitalized as a component of cost on major projects during the construction period. The amount of interest capitalized for the years ended June 30, 1996 and 1995, was $314,000 and $101,000, respectively. Assets under construction are reflected in construction in progress until they are ready for their intended use.

    Depreciation is computed using the straight line method over estimated service lives ranging from three to 31 years.

    Intangible Assets
    Intangible assets relate to the acquired business operations of the DeVry Institutes and Becker CPA (Note 2). These assets consist of the purchase prices allocated to the estimated fair value of certain assets acquired (Note 3). Accumulated amortization is computed using the straight line method over the assets' estimated useful lives of 25 to 40 years.

    The Company expenses all marketing and new school opening costs as incurred.

    Perkins Program Fund
    The Company makes contributions to the Perkins Student Loan Fund at a rate equal to 33% of that contributed by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values net of allowances for losses on loan collections of $1,547,000 and $1,275,000 at June 30, 1996 and 1995, respectively.

    Fair Value of Financial Instruments
    The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for borrowings under the revolving loan agreement approximates fair value because the underlying instruments are variable-rate notes.

    NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES (continued)

    Foreign Currency Translation
    The financial position and results of operations of KGSM's Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange prevailing during the year. The resultant translation adjustments are included in the component of shareholders' equity designated as Foreign Currency Translation Adjustment. Transaction gains or losses during the years ended June 30, 1996, 1995 and 1994, were insignificant.

    Income Taxes
    Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for revenue and expense items that are recognized in different accounting periods for financial reporting purposes than for income tax purposes. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law.

    Stock Split
    On May 17, 1995, the Company's board of directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on June 21, 1995, to shareholders of record on June 1, 1995. The par value of the additional shares arising from the split has been reclassified from retained earnings to common stock. In addition, all references in the financial statements to the number of shares outstanding, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the stock split.

    Earnings Per Common Share
    Earnings per common share are determined by dividing net earnings by the weighted average number of common and common share equivalents outstanding during the year after giving retroactive effect to the stock split. Incentive stock options are included as common stock equivalents using the treasury stock method. The number of shares used in computing the net earnings per share was 16,830,000, 16,727,000 and 16,694,000 in 1996, 1995 and 1994, respectively.

    Use of Estimates
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    NOTE  2:  ACQUISITION

    On June 19, 1996, a newly formed, wholly owned subsidiary of the Company acquired substantially all of the tangible operating assets and trademarks and assumed certain liabilities of Becker CPA for
    $18,458,000 in cash.   On this same date, another newly formed, wholly
    owned subsidiary of the Company acquired certain copyrights, other intellectual property and publicity rights of Becker CPA for $17,935,000 in cash. Becker CPA is the leading international training firm preparing students to pass the nationally administered and centrally graded CPA exam, and it also offers a CMA exam review course. Funding for the acquisitions was obtained through borrowings under the Company's revolving credit facility (Note 5).

    The acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The intangible assets are being amortized using the straight line method over a 25-year period for financial reporting purposes and are being deducted for tax reporting purposes over shorter statutory lives.

    The following unaudited pro forma financial information presents the results of operations of the Company and the acquired Becker CPA business as if the acquisitions had ocurred at the beginning of each fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have ocurred, nor is it necessarily indicitive of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

                                             1996             1995
                                         (Unaudited)       (Unaudited)
                                         -----------       -----------
            Net Sales                       $279,938         $248,386
            Net Income                        19,375           15,035
            Earnings Per Common Share          $1.15            $0.90


    NOTE  3:  INTANGIBLE  ASSETS

    Intangible assets that were not fully amortized at June 30 consist of the following:

                                             1996             1995
                                         -----------       ----------
            Trademarks                   $ 2,521,000       $2,521,000
            Tradenames                    17,465,000                -
            Intellectual Property         17,425,000                -
            Other                            860,000                -
                                         -----------       ----------
                                          38,271,000        2,521,000
            Accumulated Amortization        (562,000)        (499,000)
                                         -----------       ----------
                                         $37,709,000       $2,022,000
                                         ===========       ==========

    NOTE  4:  INCOME TAXES

    The components of income (loss) before income taxes are as follows:

                                For the Year Ended June 30,
                           1996              1995             1994
                       -----------       -----------      -----------
          U.S.         $35,645,000       $23,323,000      $18,220,000
          Foreign       (2,947,000)        2,436,000        2,783,000
                       -----------       -----------      -----------
          Total        $32,698,000       $25,759,000      $21,003,000
                       ===========       ===========      ===========

    The net income tax provisions (benefits) related to the above results are as follows:

                                For the Year Ended June 30,
                              1996              1995             1994
                          -----------      ------------       ----------
    Current Tax Provision:
      U.S. Federal        $11,373,000       $ 3,141,000       $4,237,000
      State and Local       2,400,000           897,000          596,000
      Foreign                (776,000)        1,345,000        1,526,000
                          -----------       -----------       ----------
         Total Current     12,997,000         5,383,000        6,359,000

    Deferred Tax Provision:
      U.S. Federal            381,000         4,578,000        2,039,000
      State and Local         273,000           838,000          268,000
      Foreign                (198,000)           64,000          112,000
                          -----------       -----------       ----------
        Total Deferred        456,000         5,480,000        2,419,000
                          -----------       -----------       ----------
    Net Income Tax
     Provision            $13,453,000       $10,863,000       $8,778,000
                          ===========       ===========       ==========

    The income tax provisions differ from those computed using the statutory rate as a result of the following items:

                                   For the Year Ended June 30,
                             1996              1995             1994
                       ----------------- ----------------- ----------------
    Expected Provision $11,444,000 35.0% $ 9,016,000 35.0% $7,351,000 35.0%
    Higher Rates on       (312,000)(1.0%)    323,000  1.3%    308,000  1.5%
     Foreign Operations
    State Income Taxes   1,767,000  5.4%   1,123,000  4.4%    875,000  4.1%
    Other                  554,000  1.7%     401,000  1.5%    244,000  1.2%
                       -----------       -----------       ----------
    Income Tax
     Provision         $13,453,000 41.1% $10,863,000 42.2% $8,778,000 41.8%
                       ===========       ===========       ==========

    Deferred income tax assets (liabilities) result primarily from the recognition of the tax benefits of net operating loss carryforwards and from temporary differences in the recognition of various expenses for tax and financial statement purposes. These assets and liabilities are composed of the following:

                                   For the Year Ended June 30,
                           1996              1995             1994
                        ----------        ----------       ----------
    Loss Carryforwards  $        -        $  829,000       $5,038,000
    Employee Benefits    1,207,000         1,187,000        1,027,000
    Tax Credits                  -            47,000           92,000
    Rental and
     Occupancy             762,000           787,000          609,000
    Receivable Reserves
     and Other           2,953,000         1,608,000        1,943,000
                        ----------        ----------       ----------
      Gross Deferred
       Tax Assets        4,922,000         4,458,000        8,709,000

    Depreciation and
     Other              (4,837,000)       (5,014,000)      (3,970,000)
    Amortization        (1,176,000)         (991,000)        (806,000)
                        ----------        ----------       ----------
      Gross Deferred Tax
       Liabilities      (6,013,000)       (6,005,000)      (4,776,000)
                        ----------        ----------       ----------
    Net Deferred Taxes ($1,091,000)      ($1,547,000)      $3,933,000
                        ==========        ==========       ==========

    Based on the Company's history of operating earnings and its expectations for the future, management believes that operating income will more than likely be sufficient to recognize fully all deferred tax assets.

    Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:

                                       For the Year Ended June 30,
                                      1996        1995        1994
                                   --------   ----------   ----------
    Realization of Operating Loss
      Carryforwards                $829,000   $4,220,000   $4,497,000
    Excess (Tax) Book Depreciation
      and Amortization             (266,000)      87,000     (339,000)
    Excess of Amounts Expensed for
      (Book) Tax Purposes Over
      Amounts Deductible for Book
      (Tax) Purposes               (159,000)     973,000   (1,739,000)
    Other, Net                       52,000      200,000            -
                                   --------   ----------   ----------
    Deferred Tax Provision         $456,000   $5,480,000   $2,419,000
                                   ========   ==========   ==========

    NOTE  5:  REVOLVING  LOAN  AGREEMENT

    All of the Company's borrowings and letters of credit under its revolving loan agreement are through its operating subsidiary, KGSM. This agreement consists of a revolving credit and letter of credit facility, which is available to KGSM in an aggregate amount not to exceed $85,000,000. This agreement was amended in June 1996 to permit the acquisition of Becker CPA (Note 2), increase the borrowing limits, extend its term and provide for reduced interest rates upon the achievement of certain financial ratios. All borrowings and letters of credit under the revolving loan agreement now mature in August 1999, and there are no required installment payments. Outstanding borrowings under the revolving loan agreeement are $61,500,000 and $33,029,000 at June 30, 1996 and 1995, respectively. There is also a $1,460,000 letter of credit outstanding under this agreement at June 30, 1996. Outstanding borrowings under the revolving loan agreement bear interest, payable quarterly, at either the prime rate or a Eurodollar rate plus 0.75%, at the option of KGSM. Upon achieving certain financial ratios included in the June 1996 amendment, the interest rate can be reduced to a Eurodollar rate plus 0.35%. The effective interest rate on outstanding borrowings at June 30, 1996, was 6.84%. Outstanding letters of credit under the revolving loan agreement are charged an annual fee equal to 0.75% of the undrawn face amount of the letter of credit , payable quarterly.

    The bank financing agreement contains certain covenants that, among other things, limit capital expenditure to $25,000,000 annually and require maintenance of certain financial ratios as defined in the agreement. None of these covenants negatively impacts the Company's liquidity or capital resources.

    In June 1995, the Company voluntarily prepaid the entire $7,870,000
    remaining balance of its senior subordinated notes.   On December 1,
    1994 , in conjuntion with the scheduled principal payment on this date, the Company made a voluntary prepayment of $775,000 These senior subordinated notes bore interest at a rate of 13% per annum and were subordinate to the revolving credit facility.


    NOTE  6:  EMPLOYEE  BENEFIT  PLANS

    Profit Sharing Retirement Plan
    All employees who meet certain eligibility requirements can
    participate in KGSM's 401(k) Profit Sharing Retirement Plan.   KGSM
    contributes to the plan an amount equal to 1.5% of the total eligible compensation of employees who make contributions under the plan. KGSM's matching contributions under the plan were approximately $765,000, $636,000 and $608,000 in 1996, 1995 and 1994, respectively.
    In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $1,924,000, $1,566,000 and $1,413,000 in 1996, 1995 and
    1994,  respectively.

    Employee Stock Purchase Plan
    Effective August 1, 1993, the Company established the DeVry Inc. Employee Stock Purchase Plan. The Plan stipulates that any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the Plan. These expenses were insignificant for the years ended June 30, 1996, 1995 and 1994.

    NOTE  7:  STOCK  OPTION  PLANS

    The Company maintains three stock option plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan. Under these Plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of the Company's common stock. The Amended and Restated Stock Incentive Plan and the 1994 Stock Incentive Plan are administered by a Plan Committee of the board of directors. Plan Committee members will be granted automatic, nondiscretionary annual options. The 1991 Stock Incentive Plan is administered by the board of directors. Options under all three Plans are granted for terms of up to ten years and vest over periods of one to five years. The option price under the Plans is the fair market value of the shares on the date of the grant.

    Share status of each of these plans at June 30, 1996, was as follows:

                                            Reserved for   Available for
                                Authorized    Issuance     Future Grant
                                ----------   ----------    -----------
    Stock Incentive Plan           200,000     184,600         3,400
    1991 Stock Incentive Plan      200,000     199,040        61,100
    1994 Stock Incentive Plan      400,000     398,000       358,000

    Activity during the three years ended June 30, 1996, with respect to options under these plans, was as follows:

                                              Shares      Option Prices
                                             -------      -------------
            Under Option at June 30, 1993    122,000      $1.57 - 10.18
                    Options Exercised         (1,800)          3.50
                    Options Canceled          (2,000)         13.13
                    Options Granted           65,400      13.13 - 13.88
                                             -------      -------------
            Under Option at June 30, 1994    183,600       1.57 - 13.88
                    Options Exercised         (7,000)      3.50 - 13.13
                    Options Canceled          (7,600)      3.50 - 13.13
                    Options Granted          142,500      12.94 - 14.75
                                             -------      -------------
            Under Option at June 30, 1995    311,500       1.57 - 14.75
                    Options Exercised         (8,360)      3.50 - 14.75
                    Options Canceled         (10,550)     12.94 - 21.75
                    Options Granted           66,550      21.75 - 25.13
                                             -------      -------------
            Under Option at June 30, 1996    359,140       1.57 - 25.13
                                             -------      -------------
            Exercisable at June 30, 1996     151,040      $1.57 - 14.75
                                             -------      -------------

    NOTE  8:  COMMITTMENTS  AND  CONTINGENCIES

    KGSM and Becker CPA lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 1996, are as follows:

            Year Ended June 30,             Amount
            ------------------           -----------
             1997                        $12,410,000
             1998                         11,740,000
             1999                         10,580,000
             2000                          9,480,000
             2001                          9,360,000
             Thereafter                  $56,170,000

    The Company recognizes rent expense on a straight-line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

    Rent expenses for the years ended June 30, 1996, 1995 and 1994, were $13,879,000, $12,553,000 and $9,611,000, respectively.

    The Company is subject to occasional lawsuits, investigations and
    claims arising out of the normal conduct of its business.   Neither
    the Company nor any of its subsidiaries is currently a party to any material legal action except those described below.

    In July 1996, the Company entered into an out-of-court settlement agreement with the Internal Revenue Service (IRS) relative to the Statutory Notice of Deficiency issued by the IRS against the Company for tax years 1988 through 1991. The claimed deficiencies related to the amortization of intangible assets purchased during the acquisition of the DeVry Institutes in 1987 (Notes 1 and 3). All of these issues have been resolved as a result of the settlement. The settlement amount is immaterial to the Company's financial position, results of operations and liquidity.

    During 1996, the Ontario Ministry of Education and Training temporarily suspended and conditionally reinstated the processing of financial aid applications for students attending the Company's Toronto-area schools. Full unconditional reinstatement is subject to the Ministry's completion of certain procedures regarding verification of the Company's compliance with financial aid processing regulations.

    In July 1996, the Company was served with a class action lawsuit in Canada alleging misrepresentation about the quality of the DeVry
    Institutes' educational programs.   The Company believes that the claims
    in the lawsuit are frivolous and without merit. In response to the lawsuit, the Company has filed a Statement of Defense and intends to vigorously contest the allegations. Although the outcome cannot be predicted with certainty, the Company believes the resolution of this matter will not have material effect on the Company's financial position, results of operations or liquidity.

    NOTE  9:  OPERATIONS  BY  GEOGRAPHIC  AREA

    The Company operates in a single industry segment as a provider of educational services. The Company conducts its educational operations in the United States and Canada. Revenues, income before interest and taxes, and identifiable assets by geographic area are as follows:

                                   For the Year Ended June 30,
                              1996              1995             1994
                          ------------      ------------      ------------
    Revenues:
            U.S.          $234,180,000      $205,424,000      $192,842,000
            Foreign         25,827,000        23,169,000        18,595,000

    Income Before Interest
      and Taxes:
            U.S.            36,708,000        26,393,000        22,835,000
            Foreign         (2,947,000)        2,436,000         2,783,000

    Identifiable Assets:
            U.S.           170,828,000       119,160,000       100,080,000
            Foreign          7,261,000         7,511,000         6,718,000

    NOTE  10:  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

    Summarized unaudited quarterly data for the years ended June 30, 1996 and 1995, are as follows (dollars in thousands, except for per share amounts):

    1996                              Quarter
    --------------------------------------------------------   Total
                          First    Second   Third    Fourth     Year
                          --------------------------------------------
    Revenues              $59,839  $66,940  $68,412  $64,816  $260,007
    Income Before
     Interest and Taxes     7,382    9,336    8,822    8,221    33,761
    Net Income              4,031    5,385    5,062    4,767    19,245
    Earnings Per Common
     Share                   0.24     0.32     0.30     0.28      1.14

    1995                              Quarter
    -------------------------------------------------------    Total
                          First    Second   Third    Fourth     Year
                          --------------------------------------------
    Revenues              $51,955  $59,299  $59,739  $57,600  $228,593
    Income Before
     Interest and Taxes     5,770    8,198    7,652    7,209    28,829
    Net Income              2,932    4,343    4,098    3,523    14,896
    Earnings Per Common
     Share                   0.18     0.26     0.24     0.21      0.89

                      Report of Independent Accountants
                      ---------------------------------


To the Board of Directors
and Shareholders of DeVry Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 66 present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Chicago, Illinois
August 6, 1996

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
- ------------------------------------------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
- ----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference. Information regarding executive officers is included on pages 34 through 36 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings, if required, will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 19, 1996, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
- --------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- ------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference.

ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- ---------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference.

                                 PART  IV
                                 --------
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- -------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial  Statements

     The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 48 through 63 of this Form 10-K.

                                                                10K
                                                            Report Page
                                                            -----------
     Consolidated Balance Sheets at
     June 30, 1996 and 1995                                     48-49

     Consolidated Statements of Income for the
     years ended June 30, 1996, 1995 and 1994                    50

     Consolidated Statements of Cash Flows for
     the years ended June 30, 1996, 1995 and 1994                51

     Consolidated Statements of Shareholders'
     Equity for the years ended June 30, 1996,
     1995 and 1994                                               52

     Notes to Consolidated Financial Statements                 53-62

     Report of Independent Accountants                           63

     (2)  Supplemental Financial Statement Schedules

     The   following   supplemental  schedule  of  the  Company   and   its
     subsidiaries is included on page 70 of this Form 10-K.

                                                                10K
                                                            Report Page

     II.  - Valuation and Qualifying Accounts                    70

     Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

     (3)  Exhibits

     A complete listing of exhibits is included on pages 71 through 72 of this Form 10-K.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of its fiscal year ending June 30, 1996.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)


                                  YEAR ENDED JUNE 30,      1996        1995        1994        1993        1992
- -----------------------------------------------------------------------------------------------------------------
OPERATING:
   Revenues                                              $260,007    $228,593    $211,437    $191,915    $179,196
   Depreciation                                             7,516       6,157       6,981       6,609       6,782
   Amortization of Intangible Assets                           63          63         346         190         410
   Earnings Before Interest and Taxes (EBIT)               33,761      28,829      25,618      22,438      19,534
   EBIT as a Percent of Revenues                             13.0%       12.6%       12.1%       11.7%       10.9%
   Interest Expense                                         1,063       3,070       4,615       6,849       9,661
   Income before Cumulative Effect of Change in
     Accounting Principle                                  19,245      14,896      12,225       9,431       5,889
   Change from Prior Year in Income before Cumulative
     Effect of Change in Accounting Principle                29.2%       21.8%       29.6%       60.1%         NM
   Net Income                                              19,245      14,896      12,225       9,431      21,687
   Per Share:
   Income before Cumulative Effect of Change in
     Accounting Principle                                    1.14        0.89        0.73        0.57        0.36
     Net Income                                              1.14        0.89        0.73        0.57        1.31
     Shares Used in Calculating Per Share
       Amounts (In Thousands)                              16,830      16,727      16,694      16,631      16,668
FINANCIAL POSITION:
   Cash and Cash Equivalents                               29,948      26,252      22,704      13,344      16,015
   Total Assets                                           178,089     126,671     106,798      99,210     110,769
   Total Funded Debt                                       61,500      33,029      43,224      55,712      77,563
   Total Shareholders' Equity                              57,287      37,968      22,978      11,022       1,322
OTHER SELECTED DATA:
   Cash Provided by Operating Activities                   28,368      28,200      28,405      24,058      15,282
   Capital Expenditures                                    18,352      14,551       6,288       5,147       3,892
   Total Fall Term Student Enrollment                      32,612      29,884      28,815      27,336      26,941
   Shares Outstanding at Year-end
       (in Thousands)                                      16,622      16,613      16,606      16,604      16,338
   Closing Price of Common Stock
       at Year-end                                          45          20        14 1/2     12 9/16        9
   Price Earnings Ratio on Common Stock (1)                 39          22          20          22          25
   Number of Shareholders of Record                        339         252         211         192         139

   (1) Computed on trailing four quarters of fully diluted earnings before cumulative effect of accounting change.

                                SIGNATURES
                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVRY INC.



 Date:  September 23, 1996             By /s/Dennis J. Keller
                                          Dennis J. Keller
                                          Chairman and Chief
                                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                     Title                              Date
- ---------                     -----                              ----


/s/Dennis J. Keller
Dennis J. Keller              Chairman, Chief Executive
                              Officer and Director             09/23/96


/S/Ronald L. Taylor
Ronald L. Taylor              President, Chief Operating
                              Officer and Director             09/23/96


/s/Norman M. Levine
Norman M. Levine              Vice President, Chief
                              Financial Officer, Controller
                              and Principal Accounting Officer 09/24/96


/s/David S. Brown
David S. Brown                Director                         09/17/96



/s/Ann I. Gannon
Ann I. Gannon                 Director                         09/17/96



______________________
Robert E. King                Director



/s/Thurston E. Manning
Thurston E. Manning           Director                         09/17/96

                          ----------------------


Signature                     Title                              Date
- ---------                     -----                              ----


/s/Robert C. McCormack
Robert C. McCormack           Director                         09/18/96



/s/Julie A. McGee
Julie A. McGee                Director                         09/17/96



/s/Hugo J. Melvoin
Hugo J. Melvoin               Director                         09/18/96

                                          DeVRY INC.

                                          SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                        For the Years Ended June 30, 1996, 1995 and 1994
                                     (Dollars in Thousands)

                                          Balance at  Charged to   Charged to               Balance at
                                          Beginning   Costs and      Other     Deductions     End of
Description of Allowances and Reserves    of Period    Expenses     Accounts      (a)         Period
- --------------------------------------    ----------  ----------   ----------  ----------   ----------
1996
Deducted from accounts receivable for
  refunds and uncollectible accounts         $5,368     $15,867      $     -     $14,632       $6,603

Deducted from notes receivable for
  uncollectible notes                            24           -            -           9           15

For loss on disposition of inventory             61          22            -          22           61

For loss on DeVry capital contributions
  to Perkins loan program                     1,275         272            -           -        1,547

1995
Deducted from accounts receivable for
  refunds and uncollectible accounts         $6,121     $12,634      $     -     $13,387       $5,368

Deducted from notes receivable for
  uncollectible notes                            29           5            -          10           24

For loss on disposition of inventory             62          15            -          16           61

For loss on DeVry capital contributions
  to Perkins loan program                     1,099         176            -           -        1,275

1994
Deducted from accounts receivable for
  refunds and uncollectible accounts         $6,018     $14,252      $     -     $14,149       $6,121

Deducted from notes receivable for
  uncollectible notes                            60         (15)           -          16           29

For loss on disposition of inventory             41          40            -          19           62

For loss on DeVry capital contributions
  to Perkins loan program                     1,079          20            -           -        1,099

                            INDEX TO EXHIBITS
                            -----------------

                                           Sequentially
Exhibit                                      Numbered    Incorporated by
Number     Exhibit                            Page        Reference to
- ------     -------                         ------------  ---------------

2(a)   Agreement regarding purchase of                   Exhibit 2 to the
       Becker CPA assets dated as of                     Company's Form 8-K
       June 19, 1996.                                    filed July 3, 1996

3(a)   Certificate of Amendment                          Exhibit 3(a) to the
       of Restated Certificate of                        Company's Form 10-K
       Incorporation of the Registrant                   for the year ended
                                                         June 30, 1995

3(b)   Amended and Restated By-Laws                      Exhibit 3(d) to
       of the Registrant                                 Amendment #1 of the
                                                         Company's Form S- 1,
                                                         #33-40151 dated
                                                         May 21, 1991

4(a)   Amended and Restated Financing                    Exhibit 4(a) to the
       Agreement, dated as of January 14,                Company's Form 10-K
       1994, between Keller Graduate                     for the year ended
       School of Management, Inc., certain               June 30, 1994
       financial institutions and
       Continental Bank N.A.

4(b)   First Amendment, dated as of                      Exhibit 4(b) to the
       July 18, 1995, to Amended and                     Company's Form 10-K
       Restated Financing Agreement                      for the year ended
       between Keller Graduate School of                 June 30, 1995
       Management, Inc., certain
       financial institutions and Bank
       of America Illinois

4(c)   Amended and Restated Financing
       Agreement, dated as of June 12, 1996,
       between Keller Graduate School of
       Management, Inc., certain financial
       institutions and Bank of America
       Illinois.                                 73-175

4(d)   Note Agreement, dated as of November 15,          Exhibit 4(l) to the
       1987, by and among Keller Graduate School         Company's Form S-1,
       of Management, Inc., the Registrant and           #33-40151 dated
       certain financial institutions regarding          April 24, 1991
       the 13% Senior Subordinated Notes and
       the 13% Convertible Senior Subordinated
       Notes

4(e)   First Amendment and Exchange Agreement,           Exhibit 4(m) to the
       dated as of August 1, 1990, by and among          Company's Form S- 1,
       Keller Graduate School of Management,             #33-40151 dated
       Inc., the Registrant and certain financial        April 24, 1991
       institutions regarding the Note Agreement dated as of November 15, 1987

4(f)   Second Amendment to Note Agreement, dated         Exhibit 4(m) to the
       as of May 30, 1991, by and among Keller           Company's Form 10-K
       Graduate School of Management, Inc., the          for the year ended
       Registrant and certain financial                  June 30, 1991
       institutions regarding the Note Agreement dated as of November 15, 1987

                                           Sequentially
Exhibit                                      Numbered    Incorporated by
Number     Exhibit                             Page       Reference to
- ------     -------                         ------------  ---------------
4(g)   Instrument of Waiver and Consent dated            Exhibit 4(r) to the
       as of August 31, 1992, by and among               Company's Form S-3
       Keller Graduate School of Management, Inc.,       #33-58636, dated
       the Registrant and certain financial              February 22, 1993
       institutions regarding the Note Agreement dated as of November 15, 1987

10(a)  Registrant's Amended and Restated Stock           Exhibit 10(a) to the
       Incentive Plan                                    Company's Form S-3,
                                                         #33-58636 dated
                                                         February 22, 1993

10(b)  Registrant's 1991 Stock Incentive                 Exhibit 10(b) to the
       Plan                                              Company's Form S- 1,
                                                         #33-40151 dated
                                                         April 24, 1991

10(c)  Registrant's 1994 Stock Incentive                 Exhibit 10(c) to the
       Plan                                              Company's Form 10-K
                                                         for the year ended
                                                         June 30, 1994

10(d)  DeVry Inc. Amended and Restated
       Profit Sharing Retirement Plan
       dated effective as of July 1, 1992       176-237

10(e)  First Amendment to the DeVry Inc.
       Amended and Restated Profit Sharing
       Retirement Plan                              238


10(f)  Employee Stock Purchase Plan                      Exhibit 10(f) to the
                                                         Company's Form S-3,
                                                         #33-58636 dated
                                                         February 22, 1993

10(g)  First Amendment to Employee Stock                 Exhibit 10(h) to the
       Purchase Plan                                     Company's Form 10-K
                                                         for the year ended
                                                         June 30, 1994

10(h)  Form of Indemnification Agreement                 Exhibit 10(d) to the
       between the Registrant and its                    Company's Form S- 1,
       directors                                         #33-40151 dated
                                                         April 24, 1991

10(i)  Employment Agreement between the                  Exhibit 10(f) to the
       Registrant and each of Dennis J.                  Company's Form 10-K
       Keller and Ronald L. Taylor                       for the year ended
                                                         June 30, 1991

21     Subsidiaries of the Registrant               239

23     Consent of Price Waterhouse LLP,             240
       independent accountants

27     Financial Data Schedule                      241