Form 10-Q
period 1996-09-30
DEVRY INC
filed 1996-11-07
CIK 730464

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________



            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                        Commission file number 0-12751



                                   DeVRY INC.
           -----------------------------------------------------
           (Exact name of registrant as specified in its charter)




         DELAWARE                                             36-3150143
------------------------------                           --------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


              One Tower Lane, Oakbrook Terrace, Illinois 60181
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)




                                 (630) 571-7700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at
November 1, 1996:   16,628,272





Total number of pages:   12

                                   DeVRY INC.

                                FORM 10-Q INDEX
                    For the period ended September 30, 1996

                                                                 Page No.
                                                                 --------

PART I.   Financial Information

        Item 1. Financial Statements:

                Consolidated Balance Sheets at
                  September 30, 1996, June 30, 1996
                  and September 30, 1995                            3-4

                Consolidated Statements of Income
                  for the quarters ended
                  September 30, 1996 and 1995                       5

                Consolidated Statements of Cash
                  Flows for the quarters ended
                  September 30, 1996 and 1995                       6

                Notes to Consolidated Financial
                  Statements                                        7

        Item 2. Management's Discussion and
                  Analysis of Results of Operations
                  and Financial Condition                           8-10


Part II.        Other Information

        Item 6. Exhibits and Reports on Form 8-K                    11


SIGNATURES                                                          12

PART I - Financial Information

   Item 1 - Financial Statements

                                  DeVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                           September    June 30,    September
                                             1996         1996        1995
                                          (Unaudited)              (Unaudited)
                                          -----------   --------   -----------
ASSETS

   Current Assets

      Cash and Cash Equivalents             $ 18,184     $ 29,948     $ 30,988
      Restricted Cash                         22,096       16,590       18,519
      Accounts Receivable, Net                31,372        9,684        9,028
      Inventories                              1,757        3,290        2,565
      Prepaid Expenses and Other               2,564        2,055        1,219
                                             -------      -------      -------
         Total Current Assets                 75,973       61,567       62,319
                                             -------      -------      -------
   Land, Buildings and Equipment

      Land                                    19,031       18,956       18,952
      Buildings                               49,859       50,570       39,893
      Equipment                               56,388       51,198       45,944
      Construction In Progress                   342                     4,598
                                             -------      -------      -------
                                             125,620      120,724      109,387

      Accumulated Depreciation               (51,873)     (49,283)     (44,489)
                                             -------      -------      -------
       Land, Buildings and Equipment, Net     73,747       71,441       64,898
                                             -------      -------      -------
   Other Assets

      Intangible Assets, Net                  37,815       37,709        2,007
      Perkins Program Fund, Net                5,516        5,483        4,689
      Other Assets                             1,806        1,889        1,815
                                             -------      -------      -------
         Total Other Assets                   45,137       45,081        8,511
                                             -------      -------      -------
TOTAL ASSETS                                $194,857     $178,089     $135,728
                                             =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                  DeVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                           September    June 30,    September
                                             1996         1996        1995
                                          (Unaudited)              (Unaudited)
                                          -----------   --------   -----------
LIABILITIES

   Current Liabilities

      Accounts Payable                      $ 14,192     $ 18,859     $ 17,817
      Accrued Salaries, Wages & Benefits      13,538       14,735       12,008
      Accrued Expenses                         9,180        7,640        6,085
      Advance Tuition Payments                11,929        7,617        9,411
      Deferred Tuition Revenue                29,793        3,609       20,487
                                             -------      -------      -------
         Total Current Liabilities            78,632       52,460       65,808
                                             -------      -------      -------
   Other Liabilities

      Revolving Loan                          47,000       61,500       21,029
      Deferred Income Tax Liability            2,184        2,207        2,485
      Deferred Rent and Other                  4,764        4,635        4,273
                                             -------      -------      -------
         Total Other Liabilities              53,948       68,342       27,787
                                             -------      -------      -------
TOTAL LIABILITIES                            132,580      120,802       93,595
                                             -------      -------      -------
SHAREHOLDERS' EQUITY

   Common Stock, $0.01 par value,
     20,000,000 Shares Authorized,
     16,628,187, 16,621,852 and
     16,614,612, Shares Issued and
     Outstanding at September 30, 1996,
     June 30, 1996 and September 30, 1995,
     Respectively.                               166          166          166
   Additional Paid-in Capital                 36,725       36,694       36,617
   Retained Earnings                          24,947       19,987        4,773
   Cumulative Translation Adjustment             439          440          577
                                             -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY                    62,277       57,287       42,133
                                             -------      -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $194,857     $178,089     $135,728
                                             =======      =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                                  DeVRY INC.
                     CONSOLIDATED  STATEMENTS  OF  INCOME
             (Dollars in Thousands Except for Per Share Amounts)
                                 (Unaudited)

                                                        For The Quarter
                                                      Ended September 30,
                                                      -------------------
                                                       1996          1995
                                                       ----          ----
REVENUES:

   Tuition                                           $ 62,478      $ 54,322
   Other Educational                                    6,604         5,204
   Interest                                               167           313
                                                      -------       -------
      Total Revenues                                   69,249        59,839
                                                      -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services                        42,819        36,346
   Student Services and Administrative Expense         17,396        16,111
   Interest Expense                                       886           349
                                                      -------       -------
      Total Costs and Expenses                         61,101        52,806
                                                      -------       -------
Income Before Income Taxes                              8,148         7,033

Income Tax Provision                                    3,188         3,002
                                                      -------       -------
NET INCOME                                           $  4,960      $  4,031
                                                      =======       =======

EARNINGS PER COMMON SHARE                               $0.29         $0.24



The accompanying notes are an integral part of these consolidated financial statement.

                                  DeVRY INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Unaudited)
<CPATION>
                                                             For The Quarter
                                                            Ended September 30,
                                                            ------------------
                                                             1996        1995
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                             $ 4,960     $ 4,031
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation                                          1,858      1,575
        Amortization                                            386         15
        Provision for Refunds and Uncollectible Accounts      4,394      3,937
        Deferred Income Tax Benefit                             177        858
        Loss (Gain) on Disposal and Adjustments to
           Land, Buildings and Equipment                         13        (58)
        Changes in Assets and Liabilities:
            Restricted Cash                                  (5,506)     1,660
            Accounts Receivable                             (26,073)    (6,722)
            Inventories                                       1,533        988
            Prepaid Expenses and Other                         (989)      (619)
            Perkins Program Fund Contribution and Other         (42)      (221)
            Accounts Payable                                 (4,667)     2,860
            Accrued Salaries, Wages, Expenses and Benefits      343      2,307
            Advance Tuition Payments                          4,312     (4,571)
            Deferred Tuition Revenue                         26,184     16,719
                                                             ------     ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                 6,883     22,759
                                                             ------     ------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital Expenditures                                     (4,177)    (6,157)
                                                             ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Exercise of Stock Options                      31          7
    Repayments Under Revolving Credit Facility              (14,500)   (12,000)
                                                             ------     ------
    NET CASH USED IN FINANCING ACTIVITIES                   (14,469)   (11,993)
                                                             ------     ------
Effects of Exchange Rate Differences                             (1)       127
                                                             ------     ------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS        (11,764)     4,736

Cash and Cash Equivalents at Beginning of Period             29,948     26,252
                                                             ------     ------
Cash and Cash Equivalents at End of Period                  $18,184    $30,988
                                                             ======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid During the Period                            $896       $413
    Income Taxes Paid During the Period                      $1,454     $1,130


The accompanying notes are an integral part of these consolidated financial statements.

                                  DeVRY INC.
                  Notes to Consolidated Financial Statements
                   For the Quarter Ended September 30, 1996





   1. The interim consolidated financial statements include the accounts of DeVry Inc.(the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1996

         The results of operations for the three months ended
         September 30, 1996, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain reclassifications have been made to the September 1995 financial statements to conform with the June 1996 and September 1996 presentation.

   2. In July and August 1996, the Company granted options to purchase up to 71,250 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto.


Results of Operations
---------------------
Tuition revenues in the first quarter increased by 15% to $62,478,000. The increase in tuition revenues was produced by several positive factors including enrollment increases at the DeVry Institutes where total student enrollment for the summer semester which began in July, increased by 4.6% from last year.
This is the seventeenth consecutive term of increased total student enrollment vs. prior year at the DeVry Institutes. At KGSM, total enrollment for the term which began in June increased more than 21% from last June. Tuition revenues also increased because of tuition rate increases which became effective at the DeVry Institutes last March and at the Keller Graduate School in September of 1995 and 1996. In June 1996, the Company acquired the Becker CPA Review. Revenues from Becker courses which prepare students to take the national Certified Public Accountant exam also contributed to the Company's revenue increase for the quarter.

Other educational revenues, comprised primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs.

Interest income on the Company's short-term investments decreased from last year because of lower cash balances available for investment.

The cost of educational services increased from last year by $6,473,000 or 17.8% reflecting the additional facility, faculty and staff costs associated with the Becker CPA Review and the expenses associated with higher student enrollments at the DeVry and KGSM locations which affected the level of spending on wages, benefits, supplies and services. Tuition refund and bad debt expense decreased slightly from the first quarter of last year as a percentage of the DeVry Institute and KGSM revenues, in part because of the student service quality initiatives implemented during the past several years that affect the pattern of student retention, reducing the proportion of refund expense and uncollectible account costs below those of prior periods. Depreciation expense increased compared to last year as a result of extensive capital improvements and additions in 1995 and 1996, particularly those related to the opening of the new DeVry Institute in North Brunswick, New Jersey, and the upgrading of school laboratories and teaching equipment throughout the system.

The increase of $1,285,000 or 8% in student services and administrative expenditures, comprised largely of new student recruitment expenses, reflects the marketing costs associated with the Becker CPA Review operations and the marketing costs associated with generating the higher new student enrollments at DeVry and KGSM for the summer and future terms.

The Company's earnings from operations before interest expense were a record for this quarter. Operating margins, which have been increasing consistently year over year, increased again in this quarter to 13.0% vs. 12.3% in the prior year period. Operating margins were favorably affected by the inclusion of Becker CPA results, where operating margins have historically been high, by the higher revenues and improved facility utilization from the increased enrollments at the DeVry Institutes and KGSM and by continued cost containment measures.

Interest expense in the quarter increased by $537,000 from last year because of higher outstanding debt levels resulting from the acquisition, for cash, of the Becker CPA operations in June. At September 30, 1996, total funded debt had increased by nearly $26,000,000 from the same date last year.

Net income of $4,960,000, or $0.29 per share, was a record for the quarter, increasing by 23% from the same quarter of last year. This continues the unbroken pattern of year-over-year quarterly earnings increases since the first quarter of fiscal 1992.


Liquidity and Capital Resources
-------------------------------
Because of the somewhat seasonal pattern of the Company's enrollments and its term starting dates which affect the timing of cash inflows, comparisons of financial position should be made to both the end of the previous fiscal year and to the corresponding period of a year ago.

Cash generated from operations in the first quarter decreased by approximately $16 million from the first quarter of last year. Higher earnings, depreciation and amortization each contributed to a higher operating cash flow but were offset by increases in accounts receivable and restricted cash that exceeded the related increases in deferred tuition revenue and advance tuition payments.

Accounts receivable, net of the related increase in deferred tuition revenue reflecting higher enrollment and revenue levels, results primarily from the later opening of the Atlanta Institute to avoid conflict with Olympic Games activity and a summer term start at the other DeVry Institutes that was 5 days later than last year. Accordingly, some collections included in the first quarter of prior years will be included in the Company's second quarter results. The increase in receivables is also attributable, in part, to the tuition financing offered by DeVry Canada to those students at the Toronto area campuses who were affected by last year's temporary suspension of financial aid. Also, included in the increased accounts receivable were the receivable balances from students attending the Becker CPA classes which were not included in the Company's reported balances last year.

The increase in Restricted Cash from last year reflects, in part, the later DeVry Institute summer term starts as more federal aid remains to be disbursed in the final weeks of the term. Similarly the increase in Advance Tuition Payments, which includes he liability for the increase in undisbursed Restricted Cash, also reflects the effects of these later term starts.

Capital expenditures decreased by almost $2 million from last year, reflecting completion of construction payments on the DeVry Institute New Jersey campus.

During the first quarter, the Company repaid $14,500,000 of its revolving loan facility using existing cash balances and cash generated from operations. Taking advantage of the financing flexibility from this unsecured revolving line of credit, future borrowings and/or repayments will be based upon the Company's seasonal cash flow cycle and payment requirements for capital spending.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending for the foreseeable future.

PART II - Other information

        Item 6 - Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K

        On July 3, 1996, the Company filed a Form 8-K containing the description of its acquisition of substantially all of the assets of the Becker CPA Review Business.

        On August 23, 1996, the Company filed a Form 8-K containing the audited financial statements of the Company's financial results for the fiscal year ended June 30, 1996.

        On August 30, 1996, the Company filed a Form 8-K/A including the required audited financial statements of the recently acquired Becker CPA Review and pro forma financial information.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date:  NOVEMBER 7, 1996             /s/ Ronald L. Taylor
                                            --------------------
                                            Ronald L. Taylor
                                            President and Chief Operating
                                            Officer




        Date:  NOVEMBER 7, 1996             /s/Norman M. Levine
                                            -------------------
                                            Norman M. Levine
                                            Vice President Finance, Controller,
                                            Chief Financial and Accounting
                                            Officer