Form 10-Q
period 1996-12-31
DEVRY INC
filed 1997-02-10
CIK 730464

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________



            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996


                       Commission file number 0-12751



                                   DeVRY INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)




                    DELAWARE                       36-3150143
        -------------------------------       --------------------
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification No.)


              One Tower Lane, Oakbrook Terrace, Illinois   60181
            -----------------------------------------------------
            (Address of principal executive offices)   (Zip Code)




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

                                  YES   X
                                       ---

Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 1997: 33,288,424








Total number of pages:   13

                                   DeVRY INC.

                                FORM 10-Q INDEX
                     For the period ended December 31, 1996

                                                              Page No.
                                                              --------

PART I.   Financial Information

        Item 1. Financial Statements:

                Consolidated Balance Sheets at
                  December 31, 1996, June 30, 1996
                  and December 31, 1995                          3-4

                Consolidated Statements of Income
                  for the quarter and six months
                  ended December 31, 1996 and 1995               5

                Consolidated Statements of Cash
                  Flows for the six months ended
                  December 31, 1996 and 1995                     6

                Notes to Consolidated Financial
                  Statements                                     7

        Item 2. Management's Discussion and
                  Analysis of Results of Operations
                  and Financial Condition                        8-10


Part II.  Other Information

        Item 4. Submission of Matters to a Vote
                  Of Security Holders                            11

        Item 5. Other Information                                12

        Item 6. Exhibits and Reports on Form 8-K                 12


SIGNATURES                                                       13

PART I - Financial Information

   Item 1 - Financial Statements

                                  DEVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                          December 31,   June 30,  December 31,
                                             1996          1996       1995
                                          (Unaudited)              (Unaudited)
                                          -----------    --------  -----------
ASSETS

   Current Assets

      Cash and Cash Equivalents             $ 27,543     $ 29,948     $ 22,760
      Restricted Cash                         28,479       16,590       26,852
      Accounts Receivable, Net                28,438        9,684       23,629
      Inventories                              1,087        3,290        1,155
      Prepaid Expenses and Other               2,313        2,055        2,936
                                             -------      -------      -------
         Total Current Assets                 87,860       61,567       77,332
                                             -------      -------      -------
   Land, Buildings and Equipment

      Land                                    18,722       18,956       18,952
      Buildings                               50,101       50,570       40,492
      Equipment                               58,639       51,198       47,109
      Construction In Progress                   387                     6,272
                                             -------      -------      -------
                                             127,849      120,724      112,825

      Accumulated Depreciation               (53,072)     (49,283)     (45,062)
                                             -------      -------      -------
       Land, Buildings and Equipment, Net     74,777       71,441       67,763
                                             -------      -------      -------
   Other Assets

      Intangible Assets, Net                  37,859       37,709        1,991
      Perkins Program Fund, Net                5,885        5,483        4,951
      Other Assets                             1,764        1,889        1,777
                                             -------      -------      -------
         Total Other Assets                   45,508       45,081        8,719
                                             -------      -------      -------
TOTAL ASSETS                                $208,145     $178,089     $153,814
                                             =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                          December 31,   June 30,  December 31,
                                             1996          1996       1995
                                          (Unaudited)              (Unaudited)
                                          -----------    --------  -----------
LIABILITIES

   Current Liabilities

      Accounts Payable                      $ 16,164     $ 18,859     $ 14,677
      Accrued Salaries, Wages & Benefits      15,378       14,735       12,895
      Accrued Expenses                         6,520        7,640        5,307
      Advance Tuition Payments                 5,823        7,617       10,607
      Deferred Tuition Revenue                44,097        3,609       38,825
                                             -------      -------      -------
         Total Current Liabilities            87,982       52,460       82,311
                                             -------      -------      -------
   Other Liabilities

      Revolving Loan                          44,000       61,500       17,029
      Deferred Income Tax Liability            2,142        2,207        2,641
      Deferred Rent and Other                  4,936        4,635        4,426
                                             -------      -------      -------
         Total Other Liabilities              51,078       68,342       24,096
                                             -------      -------      -------
TOTAL LIABILITIES                            139,060      120,802      106,407
                                             -------      -------      -------
SHAREHOLDERS' EQUITY

   Common Stock, $0.01 par value,
     75,000,000 Shares Authorized,
     33,265,244, 33,243,704 (16,621,852
     Pre-split) and 33,235,304
     (16,617,652 Pre-split), Shares Issued
     and Outstanding at December 31, 1996,
     June 30, 1996 and December 31, 1995,
     Respectively.                               333          166          166
   Additional Paid-in Capital                 36,744       36,694       36,638
   Retained Earnings                          31,561       19,987       10,158
   Cumulative Translation Adjustment             447          440          445
                                             -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY                    69,085       57,287       47,407
                                             -------      -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $208,145     $178,089     $153,814
                                             =======      =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                     CONSOLIDATED  STATEMENTS  OF  INCOME
             (Dollars in Thousands Except for Per Share Amounts)
                                 (Unaudited)

                              For The Quarter            For The Six Months
                             Ended December 31,          Ended December 31,
                             ------------------          ------------------
                             1996          1995          1996          1995
                             ----          ----          ----          ----
REVENUES:

   Tuition                 $ 73,030      $ 59,471      $135,508      $113,793
   Other Educational          7,999         7,160        14,603        12,364
   Interest                     233           309           400           622
                            -------       -------       -------       -------
      Total Revenues         81,262        66,940       150,511       126,779
                            -------       -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational
     Services                46,837        40,353        89,656        76,699
   Student Services and
     Administrative Expense  22,470        17,251        39,866        33,362
   Interest Expense             805           218         1,691           567
                            -------       -------        ------        ------
      Total Costs and
        Expenses             70,112        57,822       131,213       110,628
                            -------       -------       -------       -------
Income Before Income Taxes   11,150         9,118        19,298        16,151

Income Tax Provision          4,369         3,733         7,557         6,735
                            -------       -------       -------       -------
NET INCOME                 $  6,781      $  5,385      $ 11,741      $  9,416
                            =======       =======       =======       =======

EARNINGS PER COMMON SHARE     $0.20         $0.16         $0.35         $0.28



The accompanying notes are an integral part of these consolidated financial statements.

                                  DeVRY INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Unaudited)
                                                            For The Six Months
                                                            Ended December 31,
                                                            ------------------
                                                             1996        1995
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                              $11,741    $ 9,416
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation                                          4,155      3,140
        Amortization                                            788         31
        Provision for Refunds and Uncollectible Accounts      9,356      8,186
        Deferred Income Taxes                                   253        876
        (Gain) Loss on Disposal and Adjustments to
           Land, Buildings and Equipment                       (145)        21
        Changes in Assets and Liabilities:
            Restricted Cash                                 (11,889)    (6,673)
            Accounts Receivable                             (27,997)   (25,498)
            Inventories                                       2,203      2,398
            Prepaid Expenses and Other                         (986)      (396)
            Perkins Program Fund Contribution and Other        (515)      (557)
            Accounts Payable                                 (2,695)      (280)
            Accrued Salaries, Wages, Expenses and Benefits     (579)       805
            Advance Tuition Payments                         (1,794)    (3,375)
            Deferred Tuition Revenue                         40,488     35,057
                                                             ------     ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                22,384     23,151
                                                             ------     ------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital Expenditures                                     (7,346)   (10,666)
                                                             ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Exercise of Stock Options                      50         28
    Repayments Under Revolving Credit Facility              (17,500)   (16,000)
                                                             ------     ------
    NET CASH USED IN FINANCING ACTIVITIES                   (17,450)   (15,972)
                                                             ------     ------
Effects of Exchange Rate Differences                              7         (5)
                                                             ------     ------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   ( 2,405)   ( 3,492)

Cash and Cash Equivalents at Beginning of Period             29,948     26,252
                                                             ------     ------
Cash and Cash Equivalents at End of Period                  $27,543    $22,760
                                                             ======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid During the Period                          $1,709       $802
    Income Taxes Paid During the Period                      $8,568     $7,183


The accompanying notes are an integral part of these consolidated financial statements.

                                  DeVRY INC.
                  Notes to Consolidated Financial Statements
           For the Quarter and Six Months Ended December 31, 1996



      1. The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and in conjunction with the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1996, each as filed with the Securities and Exchange Commission.

         The results of operations for the three months and six months ended December 31, 1996, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain reclassifications have been made to the December 1995 financial statements to conform with the June 1996 and December 1996 presentation.

      2. In July and August 1996, the Company granted options to purchase up to 142,500 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

      3. On November 19, 1996, the Company's board of directors authorized a two-for-one spilt of the Company's common shares in the form of a 100 percent stock dividend. The stock split was paid on December 18, 1996, to shareholders of record on December 2, 1996. The par value of the additional shares arising from the split has been reclassified from retained earnings to common stock. In addition, all references in the financial statements to the number of shares outstanding, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the stock split.

      4. During the first six months of fiscal 1997, the Company signed agreements for the lease of new DeVry Institute facilities in Alpharetta, Georgia and Calgary, Alberta, Canada. The Alpharetta facility is expected to be occupied in the fourth quarter of fiscal 1997 and is a new Institute location. The Calgary facility is expected to be occupied in fourth quarter of fiscal 1998 and will replace the Company's current leased Institute facility in Calgary. With the inclusion of these new agreements, commitments under non-cancelable operating leases at December 31, 1996 are as follows:

                     Year Ended
                      June 30,

                       1997           $12,490,000
                       1998            12,780,000
                       1999            12,540,000
                       2000            11,440,000
                       2001            11,320,000
                     Thereafter        81,850,000

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All references to per share amounts have been restated to reflect the December 18, 1996, stock split.


Results of Operations
---------------------
Tuition revenues, which increased by 15% in the first quarter from the year ago period, increased again in the second quarter, growing nearly 23% from the year ago quarter. The increase in tuition revenues was produced by several positive factors including enrollment increases at the DeVry Institutes where total student enrollment for the summer and fall semesters increased by 4.6% and 4.3%, respectively, from last year. This is the seventeenth and eighteenth consecutive term of increased total student enrollment vs. prior year at the DeVry Institutes. At KGSM, total enrollment for the term which began in November increased more than 22% from last November. Tuition revenues also increased because of tuition rate increases which became effective at the DeVry Institutes in March 1996 and at the Keller Graduate School in
September 1996. In June 1996, the Company acquired the Becker CPA Review. Revenues from Becker courses which prepare students to take the national Certified Public Accountant and Certified Management Accountant exams also contributed to the Company's revenue increase in both quarters.

Other educational revenues, comprised primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs.

Interest income on the Company's short-term investments decreased from last year because of lower cash balances available for investment throughout the period.

The cost of educational services for the first half increased by nearly 17% from last year, rising at approximately the same rate in both the first and second quarters. This increase reflects the additional facility, faculty and staff costs associated with the Becker CPA Review and the higher wage, benefit, supply and service expenses associated with growing student enrollments at the DeVry and KGSM locations. Depreciation expense increased by more than $1 million in the six months vs. last year, as a result of extensive capital improvements and additions in the past year, particularly those related to the opening of the new DeVry Institute in North Brunswick, New Jersey, and the upgrading of school laboratories and teaching equipment throughout the system.

After increasing by only 8% in the first quarter, spending on student services and administrative expenditures, comprised largely of new student recruitment expenses, increased by 19% from last year for the first two quarters combined. This increase reflects the marketing costs associated with the Becker CPA Review operations and the marketing costs associated with generating the higher new student enrollments at DeVry and KGSM for the terms which have already begun this fiscal year and for the terms which will begin in the coming months. Included in this increase in student services and administrative expense is the nearly $788,000 in amortization of goodwill and intangibles, mostly associated with the Becker CPA acquisition.

The Company's pre-tax earnings from operations before interest expense were a record for the second quarter and six months. Operating margins, which have been increasing consistently year over year, increased again in this quarter to 14.7% vs. 13.9% in the prior year period. For the first half, operating margins climbed to 13.9% from 13.2% last year. Operating margins were favorably affected by the inclusion of Becker CPA results, where operating margins have historically been high, by the higher revenues and improved facility utilization from the increased enrollments at the DeVry Institutes and KGSM and by continued cost containment measures.

Interest expense in the quarter and the half increased from last year because of higher outstanding debt levels resulting from the acquisition, for cash, of the Becker CPA operations in June. At December 31, 1996, total-funded debt had increased by nearly $27,000,000 from the same date last year.

The provision for income taxes in the second quarter continued at a lower rate than last year because of a different mix in the earnings from domestic vs. foreign operations and because of a lower effective state income tax rate.

Net income of $6,781,000 or $0.20 per share, was a record for the quarter, increasing by 26% from the same quarter of last year. This continues the unbroken pattern of year-over-year quarterly earnings increases since the first quarter of fiscal 1992. For the first half, net income has increased by nearly 25%.


Liquidity and Capital Resources
-------------------------------
Because of the somewhat seasonal pattern of the Company's enrollments and its term starting dates which affect the timing of cash inflows, comparisons of financial position should be made to both the end of the previous fiscal year and to the corresponding period of a year ago.

Cash generated from operations in the first half was approximately equal to the amount generated in the first half of last year, marking a sharp improvement from the first quarter. Higher earnings, plus the increased non-cash charges for depreciation and amortization, contributed to a higher operating cash flow but were offset by increases in restricted cash and decreases in accounts payable and accrued expenses that exceeded the related benefits from changes in deferred tuition revenue and advance tuition payments.

Accounts receivable, net of the related increase in deferred tuition revenue generated by higher enrollment and revenue levels, are approximately equal to the level achieved last year, reflecting a continuation of the good collection performance on balances owed by students similar to the collection experience in the past several years.

Included in the accounts receivable were the receivable balances from students attending the Becker CPA classes which were not included in the Company's reported balances last year.

Capital expenditures for the half decreased by $3.3 million from last year, reflecting completion of construction payments and June 1996 occupancy of the DeVry Institute New Jersey campus.

During the second quarter, the Company repaid $3 million of its revolving loan facility using existing cash balances and cash generated from operations. For the half, debt repayments totaled $17.5 million, an increase of $1.5 million from repayments during the first half of last year. Taking advantage of the financing flexibility from this unsecured revolving line of credit, future borrowings and/or repayments will be based upon the Company's seasonal cash flow cycle and payment requirements for capital spending.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending for the foreseeable future.

PART II - Other Information
---------------------------
Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 19, 1996. Proxies for the meeting were solicited in accordance with the Securities Exchange Act 1934 and there was no solicitation in oppositon to those of management.

At the meeting, four Directors of the Company were elected to serve as Class II Directors to hold office until 1999 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

                                   For       Against     Withheld
                                ----------   -------     --------
        Class II:

        David S. Brown          14,415,375       -         95,615
        Dennis J. Keller        14,415,772       -         95,218
        Robert E. King          14,416,248       -         94,742
        Frederick A. Krehbiel   14,415,351       -         95,639

The terms of office of the following directors continued after the meeting:
Ann I. Gannon, Thurston E. Manning, Robert C. McCormack, Julie A. McGee, Hugo J. Melvoin, and Ronald L. Taylor.

Also submitted to a vote of the stockholders was a proposal to amend the Companys Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock ($0.01 par value) from 20,000,000 to 75,000,000. The following table presents the results of the stockholders vote on this matter:

                                   For       Against     Withheld
                                ----------  ---------    --------
                                11,161,532  3,332,852      16,606


The final matter submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of Price Waterhouse as independent public accountants for the Company for the current fiscal year. The following table presents the results of the stockholders vote on this matter:

                                   For       Against     Withheld
                                ----------   --------    --------
                                14,497,551     8,179        5,260

Item 5 - Other Information
--------------------------
  On November 19, 1996 the Companys Board of Directors authorized a two-for-one stock split in the form of a 100% stock dividend payable on December 18, 1996, to shareholders of record on December 2, 1996.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
  (b) Reports on Form 8-K

  There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1996.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: FEBRUARY 6, 1997  /s/ Ronald L. Taylor
                                --------------------
                                Ronald L. Taylor
                                President and Chief Operating
                                Officer




        Date: FEBRUARY 6, 1997  /s/Norman M. Levine
                                -------------------
                                Norman M. Levine
                                Vice President Finance, Controller,
                                Chief Financial and Accounting
                                Officer