Form 10-Q
period 1997-03-31
DEVRY INC
filed 1997-05-08
CIK 730464

                                  FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________



             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997


                       Commission file number 0-12751



                                  DeVRY INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)




                    DELAWARE                      36-3150143
        -------------------------------       -------------------
        (State or other jurisdiction of       (I.R.S. Employer
         incorporation or organization)        Identification No.)


            One Tower Lane, Oakbrook Terrace, Illinois   60181
            ------------------------------------------ ----------
            (Address of principal executive offices)   (Zip Code)




                              (630) 571-7700
           ---------------------------------------------------
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X
                                     ---

Number of shares of Common Stock, $0.01 par value, outstanding at
April 30, 1997:   34,501,814








Total number of pages:   13

                                  DeVRY INC.

                               FORM 10-Q INDEX
                     For the period ended March 31, 1997

                                                               Page No.
                                                               -------

PART I.   Financial Information

        Item 1. Financial Statements:

                Consolidated Balance Sheets at
                  March 31, 1997, June 30, 1996
                  and March 31, 1996                             3-4

                Consolidated Statements of Income
                  for the quarter and nine months
                  ended March 31, 1997 and 1996                   5

                Consolidated Statements of Cash
                  Flows for the nine months ended
                  March 31, 1997 and 1996                         6

                Notes to Consolidated Financial
                  Statements                                     7-8

        Item 2. Management's Discussion and
                  Analysis of Results of Operations
                  and Financial Condition                        9-11


Part II.  Other Information

        Item 5. Other Information                                12

        Item 6. Exhibits and Reports on Form 8-K                 12


SIGNATURES                                                       13

PART I - Financial Information

   Item 1 - Financial Statements

                                  DEVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                           March 31,     June 30,   March 31,
                                             1997          1996       1996
                                          (Unaudited)              (Unaudited)
                                          -----------    --------  -----------
ASSETS

   Current Assets

      Cash and Cash Equivalents             $ 34,424     $ 29,948     $ 31,360
      Restricted Cash                         35,295       16,590       27,198
      Accounts Receivable, Net                46,638        9,684       37,639
      Inventories                              1,786        3,290        1,376
      Prepaid Expenses and Other               2,161        2,055        2,779
                                             -------      -------      -------
         Total Current Assets                120,304       61,567      100,352
                                             -------      -------      -------
   Land, Buildings and Equipment

      Land                                    18,965       18,956       18,952
      Buildings                               50,536       50,570       40,788
      Equipment                               60,280       51,198       48,963
      Construction In Progress                   325                     7,613
                                             -------      -------      -------
                                             130,106      120,724      116,316

      Accumulated Depreciation               (56,087)     (49,283)     (47,120)
                                             -------      -------      -------
       Land, Buildings and Equipment, Net     74,019       71,441       69,196
                                             -------      -------      -------
   Other Assets

      Intangible Assets, Net                  37,912       37,709        1,976
      Perkins Program Fund, Net                5,888        5,483        5,025
      Other Assets                             1,896        1,889        1,745
                                             -------      -------      -------
         Total Other Assets                   45,696       45,081        8,746
                                             -------      -------      -------
TOTAL ASSETS                                $240,019     $178,089     $178,294
                                             =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                           March 31,     June 30,   March 31,
                                             1997          1996       1996
                                          (Unaudited)              (Unaudited)
                                          -----------    --------  -----------
LIABILITIES

   Current Liabilities

      Accounts Payable                      $ 19,858     $ 18,859     $ 21,148
      Accrued Salaries, Wages & Benefits      16,018       14,735       13,243
      Accrued Expenses                         7,091        7,640        6,064
      Advance Tuition Payments                 6,096        7,617        6,507
      Deferred Tuition Revenue                67,136        3,609       56,372
                                             -------      -------      -------
         Total Current Liabilities           116,199       52,460      103,334
                                             -------      -------      -------
   Other Liabilities

      Revolving Loan                          41,000       61,500       15,029
      Deferred Income Tax Liability            2,126        2,207        2,856
      Deferred Rent and Other                  5,028        4,635        4,496
                                             -------      -------      -------
         Total Other Liabilities              48,154       68,342       22,381
                                             -------      -------      -------
TOTAL LIABILITIES                            164,353      120,802      125,715
                                             -------      -------      -------
SHAREHOLDERS' EQUITY

   Common Stock, $0.01 par value,
     75,000,000 Shares Authorized,
     33,295,094, 33,243,704, and
     33,243,304 Shares Issued and
     Outstanding at March 31, 1997,
     June 30, 1996 and March 31, 1996,
     Respectively.                               333          333          333
   Additional Paid-in Capital                 36,870       36,694       36,694
   Retained Earnings                          38,016       19,820       15,053
   Cumulative Translation Adjustment             447          440          499
                                             -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY                    75,666       57,287       52,579
                                             -------      -------      -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $240,019     $178,089     $178,294
                                             =======      =======      =======



The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                     CONSOLIDATED  STATEMENTS  OF  INCOME
             (Dollars in Thousands Except for Per Share Amounts)
                                 (Unaudited)

                              For The Quarter            For The Nine Months
                              Ended March 31,              Ended March 31,
                             ------------------          ------------------
                             1997          1996          1997          1996
                             ----          ----          ----          ----
REVENUES:

   Tuition                 $ 72,983      $ 61,303      $208,491      $175,096
   Other Educational          7,914         6,893        22,517        19,257
   Interest                     236           216           636           838
                            -------       -------       -------       -------
      Total Revenues         81,133        68,412       231,644       195,191
                            -------       -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational
     Services                47,035        41,377       136,691       118,076
   Student Services and
     Administrative Expense  22,788        18,213        62,654        51,575
   Interest Expense             732           205         2,423           772
                            -------       -------       -------       -------
      Total Costs and
        Expenses             70,555        59,795       201,768       170,423
                            -------       -------       -------       -------
Income Before Income Taxes   10,578         8,617        29,876        24,768

Income Tax Provision          4,124         3,555        11,681        10,290
                            -------       -------       -------       -------
NET INCOME                 $  6,454      $  5,062      $ 18,195      $ 14,478
                            =======       =======       =======       =======

EARNINGS PER COMMON SHARE     $0.19         $0.15         $0.54         $0.43



The accompanying notes are an integral part of these consolidated financial statements.

                                  DeVRY INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                 (Unaudited)
                                                           For The Nine Months
                                                             Ended March 31,
                                                            ------------------
                                                             1997        1996
                                                             ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Income                                              $18,195    $14,478
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
        Depreciation                                          6,920      5,280
        Amortization                                          1,181         46
        Provision for Refunds and Uncollectible Accounts     14,317     12,615
        Deferred Income Taxes                                   415        954
        Gain on Disposal and Adjustments to Land,
           Buildings and Equipment                              (91)        (2)
        Changes in Assets and Liabilities:
            Restricted Cash                                 (18,705)    (7,019)
            Accounts Receivable                             (51,157)   (43,894)
            Inventories                                       1,504      2,177
            Prepaid Expenses and Other                       (1,600)    (1,357)
            Perkins Program Fund Contribution and Other        (519)      (674)
            Accounts Payable                                    999      6,191
            Accrued Salaries, Wages, Expenses and Benefits      734      3,267
            Advance Tuition Payments                         (1,521)    (7,475)
            Deferred Tuition Revenue                         63,527     52,604
                                                             ------     ------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                34,199     37,191
                                                             ------     ------
CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital Expenditures                                     (9,407)   (14,216)
                                                             ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from Exercise of Stock Options                     177         84
    Repayments Under Revolving Credit Facility              (20,500)   (18,000)
                                                             ------     ------
    NET CASH USED IN FINANCING ACTIVITIES                   (20,323)   (17,916)
                                                             ------     ------
Effects of Exchange Rate Differences                              7         49
                                                             ------     ------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     4,476      5,108

Cash and Cash Equivalents at Beginning of Period             29,948     26,252
                                                             ------     ------
Cash and Cash Equivalents at End of Period                  $34,424    $31,360
                                                             ======     ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid During the Period                          $2,440     $1,140
    Income Taxes Paid During the Period                     $12,861    $10,332


The accompanying notes are an integral part of these consolidated financial statements.

                                  DeVRY INC.
                  Notes to Consolidated Financial Statements
            For the Quarter and Nine Months Ended March 31, 1997



      1. The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and in conjunction with the Company's Quarterly reports on Form 10-Q for the quarters ended September 30, 1996 and December 31, 1996, each as filed with the Securities and Exchange Commission.

         The results of operations for the three months and nine months ended March 31, 1997, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain reclassifications have been made to the March 1996 financial statements to conform with the June 1996 and March 1997 presentation.

      2. In July and August 1996, the Company granted options to purchase up to 142,500 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

      3. On November 19, 1996, the Company's board of directors authorized a two-for-one split of the Company's common shares in the form of a 100 percent stock dividend. The stock split was paid on December 18, 1996, to shareholders of record on December 2, 1996. The par value of the additional shares arising from the split has been reclassified from retained earnings to common stock. In addition, all references in the financial statements to the number of shares outstanding, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the stock split.

      4. During the first nine months of fiscal 1997, the Company signed agreements for the lease of new DeVry Institute facilities in Alpharetta, Georgia and Calgary, Alberta, Canada. The Alpharetta facility is expected to be occupied in the fourth quarter of fiscal 1997 and is a new operating location. The Calgary facility is expected to be occupied in fourth quarter of fiscal 1998 and will replace the Company's current leased Institute facility in Calgary. With the inclusion of these new agreements, commitments under non-cancelable operating leases at March 31, 1997 are as follows:

                     Year Ended
                      June 30,
                     ----------
                       1997           $12,490,000
                       1998            12,780,000
                       1999            12,540,000
                       2000            11,440,000
                       2001            11,320,000
                     Thereafter        81,850,000

      5. In April 1997, the Company and certain existing shareholders completed an offering of the Company's common stock. In this offering, the Company sold 1,200,000 shares of its common stock. The Company's proceeds of the offering, net of underwriting discounts and commissions and other related expenses, were approximately $23,640,000. Substantially all of the net proceeds were used to repay indebtedness. The Company did not receive any proceeds from the sale of the shares by the existing shareholders.

         The following presents selected actual consolidated financial information as of March 31, 1997 and pro-forma financial information which reflects the application of the net proceeds of the stock offering as if it were completed as of March 31, 1997:

                                                  March 31, 1997
                                            -------------------------
                                              Actual       Pro Forma
                                            -------------------------
               Cash and Cash Equivalents    $34,424,000   $35,064,000
               Revolving Loan               $41,000,000   $18,000,000
               Total Shareholders' Equity   $75,666,000   $99,306,000

               Common Shares Issued and
                 Outstanding                 33,295,094    34,495,094

      6. As of March 31, 1997, the Company had achieved certain financial ratios included in its revolving loan agreement which will reduce its interest rate on borrowings under this loan agreement to a Eurodollar rate plus 0.50%. The new interest rate becomes effective on July 1, 1997.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
         -----------------------------------------------------------------
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All references to per share amounts have been restated to reflect the December 18, 1996, two-for-one stock split.

Because of the somewhat seasonal pattern of the Company's enrollments and its term starting dates, which affect the results of operations and the timing of cash inflows, the Company believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding period in the preceding year. Typically, due to the seasonality of student enrollments, the Company's second and third quarters have historically represented the periods of highest revenues and net income within a fiscal year.


Results of Operations
---------------------
Tuition revenues for the third quarter increased by $11.7 million or 19.1% compared to the same period in fiscal 1996. For the nine months, tuition revenues increased by $33.4 million which is also a 19.1% increase from the nine months of fiscal 1996. The increase in tuition revenues for both periods was produced by several positive factors, including enrollment increases at the DeVry Institutes, where total student enrollment for the summer, fall and spring semesters in fiscal 1997 increased by 4.6%, 4.3% and 4.7%, respectively, from fiscal 1996. The increased DeVry Institute student enrollment in the spring term represents the nineteenth consecutive term of increased total student enrollment as compared to the corresponding prior year period. Additionally, KGSM total enrollment for the term which began in February increased by more than 18% from February 1996. Tuition revenues also increased because of tuition rate increases which became effective at the DeVry Institutes in March 1997 and at KGSM in September 1996. In June 1996, the Company acquired Becker CPA which also contributed to the Companys revenue increase in the quarter and nine months.

Other educational revenues, comprised primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs.

Interest income on the Company's short-term investments in the third quarter increased just slightly compared to the same period in fiscal 1996 but, for the nine months remains below the level for the nine months in fiscal 1996 because of lower cash balances available for investment throughout most of the period.

Cost of educational services for the third quarter increased by $5.7 million or 13.7% from the third quarter in fiscal 1996. For the nine months, cost of educational services increased by $18.6 million or 15.8% from the same period in fiscal 1996. The increase in cost of educational services for the quarter and nine months reflects the additional facility, faculty and staff costs associated with Becker's operations and the higher wage, benefit, supply and service expenses associated with the growing student enrollments and additional operating locations at the DeVry Institutes and KGSM. For the nine months, depreciation expense has increased by more than $1.6 million from the comparable period in fiscal 1996, as a result of the Companys extensive capital improvement projects, particularly those related to the opening of the new DeVry Institute in North Brunswick, New Jersey, and the continuous upgrading of school laboratories and teaching equipment throughout the system.

Student services and administrative expense increased by $4.6 million or 25.1% in the third quarter over the comparable period in fiscal 1996. For the nine months, student services and administrative expense increased by $11.1 million or 21.5% from the nine months of fiscal 1996. The increase in both the quarter and nine months reflects the marketing costs associated with Becker's operations and the marketing costs associated with generating the higher student enrollments at the DeVry Institutes and KGSM which have already been achieved in fiscal 1997 and for the terms which will begin in the coming months and next fiscal year. The increase in expense for the nine months also includes more than $1.1 million in amortization of intangibles and goodwill, primarily associated with the Becker acquisition.

The Company's earnings from operations, before interest expense and taxes, were a record for both the third quarter and nine months. Operating margins, which have been increasing consistently each quarter year-over-year, increased again the third quarter of fiscal 1997, climbing to 13.9% from 12.9% in the third quarter of fiscal 1996. Operating margins were favorably affected by the inclusion of Becker results, where operating margins have historically been higher, by higher revenues and by improved facility utilization and other economies of scale from the increased enrollments at the DeVry Institutes and KGSM.

Interest expense for the third quarter and nine months increased by $0.5 million and $1.7 million, respectively, from the third quarter and nine months of fiscal 1996 because of higher outstanding debt levels during the year resulting from the acquisition for cash, of Becker in June 1996. At
March 31, 1997, long-term debt increased by $26.0 million from March 31, 1996.

The provision for income taxes for the third quarter and nine months continued at a lower rate than in the comparable periods in fiscal 1996 because of a different mix in the earnings from domestic and foreign operations and because of a lower effective state income tax rate.

Net income of $6.5 million or $0.19 per share for the third quarter of fiscal 1997 is a record for any third quarter, increasing by $1.4 million or $0.04 per share from the third quarter of fiscal 1996. Similarly, for the nine months, net income of $18.2 million or $0.54 share is also a record for any comparable previous nine month period.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations during the first nine months of fiscal 1997 decreased by nearly $3.0 million from the comparable period in fiscal 1996. This decrease is attributable to the rate of financial aid processing during the first three weeks of the DeVry Institutes spring term which began on March 10. The transfer of Restricted Cash from these financial aid loan and grant programs to the Company's unrestricted operating accounts after this aid has been disbursed to student's accounts is particularly high during the early weeks of each new term. Normal variances in the rate of reporting and transferring these funds resulted in some of these transactions being processed in the early weeks of April, after the end of the quarter. Operating cash balances, however, remained higher than they were at the same time last year and were sufficient to meet all of the Company's operating and capital investment needs.

During the third quarter of this fiscal year, the Company repaid $3.0 million of its revolving loan facility using existing cash balances and cash generated from operations. This brings to $20.5 million the total repayments made in this fiscal year, an increase of $2.5 million from the total of repayments made in the first nine months of fiscal 1996. Future borrowings and/or repayments will be based upon the Company's seasonal cash flow cycle and payment requirements for construction of new facilities.

Capital expenditures for the first nine months of this fiscal year declined by $4.8 million from the comparable period in fiscal 1996, reflecting completion of construction payments and June 1996 occupancy of the DeVry Institute
New Jersey campus. Capital expenditures for the fourth quarter of fiscal 1997 and for the fiscal year 1998 are expected to increase from the level of prior comparable periods as the Company undertakes expansion in the number of DeVry Institute and KGSM operating locations.

In early April, the Company paid $7.5 million to complete the purchase of land in Fremont, California. In the fourth quarter, the Company expects to pay
$6.2 million to complete the purchase of land in West Hills, California. Both land purchases are being funded, in part, from existing operating cash balances resulting from the seasonally heavy cash inflows at the start of the DeVry Institutes spring term.

In April, the Company received proceeds, net of underwriting discounts, commissions and other related expenses, of approximately $23.6 million from its 1.2 million share common stock offering, applying $23.0 million to the revolving loan facility and reducing total borrowings in early April to $18.0 million.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending for the foreseeable future.

PART II - Other information
---------------------------
Item 5 - Other Information
--------------------------
In April, the Company completed a 1.2 million offering of its common stock. Substantially all of the net proceeds to the Company from the offering were used to repay indebtedness. In addition, certain shareholders sold 0.8 million shares, including the over-allotment option which was exercised by the underwriters.

In April, the Company completed the purchase of land in Fremont, California. DeVry expects to construct a 100,000 square-foot building on the site, with plans to offer classes at this location in 1998.

In April, the Company opened a KGSM center in Irvine, California. This is the third KGSM center in the Los Angeles area and the 20th center in the KGSM system.

The Company has also signed a letter of intent and deposited funds into escrow to purchase property for a new campus in West Hills, California, which would be the third DeVry Institute in the Los Angeles area. The property purchase is expected to be completed in the fourth quarter of this fiscal year.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K
-----------------------
There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1997.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: MAY 8, 1997       /s/ Ronald L. Taylor
                                --------------------
                                Ronald L. Taylor
                                President and Chief Operating
                                Officer




        Date: MAY 8, 1997       /s/Norman M. Levine
                                ---------------------
                                Norman M. Levine
                                Vice President Finance, Controller,
                                Chief Financial and Accounting
                                Officer