Form 10-K
period 1997-06-30
DEVRY INC
filed 1997-09-24
CIK 730464

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                [FEE REQUIRED]

For the fiscal year ended:       JUNE 30, 1997

Commission file number:             0-12751

                                   DeVRY INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                            36-3150143
 -------------------------------                           ------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            (Identification No.


 ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS        60181
 ------------------------------------------------------      ---------
       (Address of principal executive offices)              (Zip Code)

Registrant's telephone number; including area code        (630) 571-7700


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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



      SEPTEMBER 2, 1997 - $777,742,000
      --------------------------------
  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



       SEPTEMBER 2, 1997 - 34,507,334 shares of common stock, $0.01 par value
       ----------------------------------------------------------------------
  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                       DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 1997, are incorporated into
Part III of this Form 10-K to the extent stated herein.



Exhibit Index located on Pages 89-91                Total number of pages, 102

                                   DEVRY INC.
                          ANNUAL REPORT ON FORM 10-K
                           YEAR ENDED JUNE 30, 1997

TABLE OF CONTENTS
                                                                    PAGE #
PART I

  Item 1  - Business                                                    3
  Item 2  - Properties                                                 37
  Item 3  - Legal Proceedings                                          41
  Item 4  - Submission of Matters to a Vote of Security Holders        42
             - Executive Officers                                      43

PART II

  Item 5  - Market for Common Equity
               and Related Stockholder Matters                         46
  Item 6  - Selected Financial Data                                    47
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              47
  Item 8  - Financial Statements and Supplementary Data                57
  Item 9  - Changes in and Disagreements with Accountants              81

PART III

  Item 10  - Directors and Executive Officers                          82
  Item 11  - Executive Compensation                                    82
  Item 12  - Security Ownership of Beneficial Owners and Management    82
  Item 13  - Certain Relationships and Transactions                    82

PART IV

  Item 14 - Exhibits, Financial Statements and Reports on Form 8-K     83
             - Financial Statements                                    83
             - Financial Statement Schedules                           83
             - Exhibits                                                84
             - Reports on Form 8-K                                     84
             - Signatures                                            86-87

                                     PART I
                                     ------
ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiaries, owns and operates the DeVry Institutes of Technology (the "DeVry Institutes") and the Keller Graduate School of Management ("KGSM") which collectively form one of the largest private, degree-granting, regionally accredited higher education systems in North America. The Company also owns and operates the Becker CPA Review ("Becker"), which prepares candidates for the Certified Public Accountant ("CPA") and Certified Management Accountant ("CMA") professional certification examinations; and the Corporate Educational Services Division ("CES"), a provider of customized, on-site technical education and training services to corporations and government agencies.

The amounts of revenue, earnings before interest and taxes and identifiable assets of the Companys U.S. and foreign operations are included in Note 9 to the Consolidated Financial Statements, Operations by Geographic Area.

DeVry Institutes
----------------
The DeVry Institutes were founded in 1931 by Dr. Herman DeVry and for more than 65 years have provided career-oriented technical education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. By 1967, the DeVry Institutes consisted of one school in Chicago and one in Toronto. Today, the DeVry Institutes are located on eleven campuses in the United States and four campuses in Canada.

Originally offering only programs in electronics, DeVry introduced the computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980s, the DeVry Institutes expanded their program offerings an delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced. That fall, the DeVry Institutes introduced the telecommunications management program, followed by the introduction of an accounting program in the spring of 1988. In 1997, the business operations program was reconfigured and is now titled business administration. Other programmatic initiatives include new delivery formats, such as weekend college, accelerated course schedules and technology-assisted delivery options.

The DeVry Institutes initiated a facility improvement and expansion program in 1991 to attract and retain an increased student enrollment. The program has included renovation and expansion of the Atlanta campus; relocation and expansion of the suburban Chicago, Dallas, Los Angeles and New Jersey Institutes; and opening of new branch or satellite campuses in Long Beach, California; Scarborough and Mississauga (Toronto), Canada; and Alpharetta, Georgia.

At the beginning of the spring 1997 semester, which is the final semester in the Company's 1997 fiscal year, approximately 29,460 full and part-time students enrolled in the DeVry Institutes' diploma, associate and bachelor's degree day and evening programs in electronics, electronics engineering technology, computer information systems, accounting, business administration, technical management and telecommunications management.

Cumulatively, total student enrollment for the three semesters of fiscal 1997 increased by 4.5% compared with fiscal 1996. In response to the expansions and improvements initiated in the past several years, fiscal 1997 marks the seventh consecutive year that total cumulative enrollment has increased from the prior year. Since fiscal 1990, cumulative annual total student enrollment at the DeVry Institutes has increased by more than 32%. The DeVry Institutes' operations accounted for approximately 87% of the Company's revenues in 1997.

Classes began on July 14th for the summer 1997 semester. In this first semester in the Company's 1998 fiscal year, which included the opening of a new DeVry Institute satellite campus in Alpharetta, Georgia, a total of 29,510 students were enrolled in the DeVry Institutes' programs, a 6.9% increase from the number of students enrolled in the summer term last year.

This was the twentieth consecutive term in which total enrollments exceeded the prior year level. Historically, the summer semester has been the period of lowest enrollment during the year.

Changing demographics in the United States are expected to continue to benefit the DeVry Institutes enrollment. From over 3,000,000 in 1981, the number of high school graduates, which represents a substantial portion of the DeVry Institutes' new student enrollment each year, declined steadily through the 1980's reaching a low of 2,482,000 in 1992. Growing slowly from 1993 through 1996, the number of high school graduates is projected, by the U.S. Department of Education, to further increase to over 3,000,000, by the year 2004. Within the states where the DeVry Institutes are currently located, the percent change in the number of public high school graduates from 1993-94 to 1999-2000, as projected by the U.S. Department of Education, is expected to increase by as much as 34% in Arizona, 19% in Georgia, 18% in Texas and 15% in California, all of which are greater than the national rate of increase during this period.
In addition, the Department of Education's National Center for Education Statistics found that in 1994, 62% of high school graduates (ages 16-24) went directly to college, up from 51% in 1975.

Recent data from the U.S. Department of Education also indicates that more than one third of U.S. undergraduate students are 25 years of age or older and that these older students will continue to be a significant portion of college enrollments in the coming years. The Company estimates that more than 40% of the students enrolling at its DeVry Institutes are 25 years of age or older.

Over 20% of recent new students enrolled at the DeVry Institutes had some prior college experience. To attract the growing number of adults returning to college, the DeVry Institutes introduced a bachelor of science degree completion program in technical management which focuses on business and management skills vital to career advancement for students who already have an associate degree. Programs are also being offered on weekends in some locations to serve the working adult student and DeVry Institute has developed a weekend Computer Information Systems curriculum with a shorter term length and time to completion. While this program, which is being offered at several DeVry Institutes, is an intensive and demanding experience for students, it enables them to fulfill their other responsibilities during the normal work week while still completing this program in a relatively short period of time on weekends. Plans are being developed for a weekend telecommunications program which is currently scheduled to be offered in March 1998.

Each of the DeVry Institutes programs is designed to integrate general education and technology or business. The DeVry Institutes general education courses develop skills and competencies that help graduates enhance both their professional and personal capabilities. Businesses require graduates that can fit into an organization, work in teams, have an understanding of how business works, interface well with customers and have the in-depth technical knowledge to get the job done. Laboratory courses throughout each curriculum provide the opportunity to translate classroom learning into a practical, hands-on experience that better prepares the student for the workplace.

At the DeVry Institutes, classes are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. This availability of part-time employment and government-provided financial aid partially offsets the competitive advantage of those schools with lower tuition levels. Each curriculum is generally the same at all of the DeVry Institutes with content variations introduced to meet local employment market needs. This common curriculum allows students to transfer, if necessary, to a DeVry Institute at a different location without interrupting their studies.

Distance delivery of education is becoming increasingly prominent. The DeVry Institutes approach to distance learning is to focus on the quality of education, not the technical feasibility of the delivery system. Last year, DeVry Institutes entered into a strategic partnership with the University of Alaska and several other universities and companies in a consortium that offers, over the Internet, a three-hour graduate level course targeted to educators throughout the United States. Other distance learning initiatives are being explored throughout the system to enhance student learning opportunities.

Institutions that participate in Title IV financial aid programs must now, upon request, disclose information about student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. Completion rates, as defined by the Act, at each of the U.S. DeVry Institutes generally fall within the range of completion rates, as published by U.S. News and World Report 1997 America's Best Colleges, for selected urban public colleges in the areas in which the DeVry Institute operates. DeVry also admits many students who previously attended another college and whose completion rates are not included in these statistics.

To facilitate student success, DeVry devotes significant resources to libraries and academic support services which can assist students in any phase of their educational program. In addition, the DeVry Institutes encourage students to participate in campus activities and offer a student success strategies course aimed at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success.

Keller Graduate School of Management
------------------------------------
KGSM was founded in 1973 to offer a practitioner-based graduate management program leading to a masters degree. In addition to the Master of Business Administration ("MBA") program, which KGSM began offering in 1977, KGSM introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In September 1995, KGSM began offering a Health Services Management ("HSM") concentration within its MBA program. This HSM concentration is being offered in response to the growing demands of the health services industry professionals and professionals in related industries such as insurance or pharmaceuticals. In February 1997, KGSM introduced a Master of

Telecommunications Management ("MT") program to meet the need for expertise in this growing field. This program is currently offered at most KGSM locations. The MTM program at KGSM was developed in conjunction with the DeVry Institutes, which offer an undergraduate telecommunications program.

KGSM emphasizes a practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. From a base of six sites in Illinois and Wisconsin in 1987, classes are currently offered at twenty locations nationwide with two additional centers scheduled to begin offering classes in September 1997. KGSM operates six of its teaching sites on DeVry Institute campuses in Arizona, California, Georgia and Missouri.

KGSM faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, technology, quality and international issues are woven throughout the curricula. KGSM's curricula are regularly reviewed for relevance to both students and employers through advisory councils composed of representatives of distinction and achievement in busines and community affairs.

KGSM is piloting distance-education delivery in several selected courses. A distance learning model is being developed to complement existing classroom-based instruction to offer courses and programs utilizing a mix of learning modalities, including Internet based information access, e-mail and threaded conversations, video tapes and teleconferences for information exchange and interpersonal interaction. Distance-education programs provide convenience and flexibility for students who are physically distant from classrooms, who have time constraints in attending regular weekly classes and/or who cannot find their desired courses or programs at the schools near where they live or work.

At the start of the June term, which falls primarily in the Company's 1998 fiscal year, enrollment at KGSM was 3,132, an increase of 531 students or 20.4% from the previous June. Historically, the summer term has been the period of lowest enrollment during the year.

At the start of the summer 1997 semester, which is the first semester in the Company's 1998 fiscal year, a combined total of approximately 32,642 full and part-time students were enrolled in the Company's DeVry and KGSM educational programs, up 8.1% from total of 30,201 full and part-time students in the summer 1996 semester.

Becker CPA
----------
In June 1996, the Company acquired the Becker CPA Review. Becker is a leading international training firm preparing students to take the national Certified Public Accountant (CPA) exam and Certified Management Accountant (CMA) exam. Becker, which is head quartered in Los Angeles, offers classes at approximately 168 locations, including 24 international locations, compared to a total of 147 sites last year. In addition, to reach students for whom class attendance is not practical because of location or schedule, Becker is offering the complete course conveniently packaged on CD-ROM with the same supplementary printed materials as would be received in a classroom.

Becker's proprietary course materials and teaching methods result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing more than one-third of all students passing the CPA exam. In 1996, approximately 21,000 students attended Becker CPA review courses at its U.S. and international locations. Becker CPA Review alumni now number over 200,000 since the course was founded in 1957. The CMA exam preparation course was developed for the many accountants who have moved to the corporate management and strategic planning side of business.

Corporate Educational Services
------------------------------
To serve what the Company believes is a large and growing need for employee training, the Corporate Educational Services division was created in 1991.

CES offers customized professional services and training in business, project management, electronics and telecommunications. Conducted at customers' sites, CES programs emphasize the direct, practical application of business concepts, techniques and skills. The operations of CES have been aligned with KGSM, allowing CES to utilize the academic and operational infrastructure of KGSM's national system and to better link its clients to one of the largest applications-based education and training organizations in North America.
CES draws on the faculty, staff and curriculum resources of the DeVry Institutes nd KGSM systems as needed.

Competition
-----------
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are more than 10,000 institutions in the United States that offer postsecondary education. The Company believes that it is one of the largest private, degree-granting, regionally accredited, higher education school systems in North America. The DeVry Institutes compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, it is reported that more than 200 corporations, including Apple, AT&T and Intel, now offer accredited courses that may be applied toward degrees.

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

The DeVry Institutes believe their competitive strengths include career-oriented curricula developed with regular structured employer input which helps ensure that graduates will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of their career services activities in obtaining education-related employment; their national brand name; name recognition and market presence through national advertising and student recruitment; the accreditations granted to the DeVry Institutes; authorization by various states to grant degrees; modern facilities; well-equipped laboratories and a trimester schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program which can be completed in three years. This results in a significant financial advantage to DeVry students who are able to enter the work force one year earlier than if they had attended a traditional four year institution.

KGSM competes with other MBA programs offered in all markets in which it has operations. In the Chicago area, there are over 20 MBA programs. Nationwide there are more than 800 accredited graduate business programs. Competition with KGSM's MHRM program varies by the market area in which it is offered but is generally more moderate than competition for the MBA program. KGSM is one of only a few schools in the country offering a master's degree in project management but increasing interest in this field is beginning to attract similar offerings.

KGSM differentiates itself in the marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. To help improve student performance, satisfaction and retention, KGSM introduced an innovative teaching technique called System Supported Teaching and Learning
(SSTL)TM. This instructional process focuses on providing students and their instructors with more frequent feedback and correctives using quizzes and retests. The process is outcomes driven and is being applied to problem-based core courses in which student retention can be significantly improved.

KGSM offers five 10-week terms each year. Courses meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets KGSM is able to offer greater flexibility in course scheduling, a greater choice of elective courses and a more convenient location than its competitors. KGSM also offers an accelerated format of its MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their work week. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening programs. However, enrollments at KGSM continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With educational centers in eight states and multiple locations within most of these states, KGSM also offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations.

Becker competes with CPA exam preparation through self-study; with firm-sponsored courses; with courses offered by colleges and universities; and with other private training companies, some of which operate only on a local or regional basis. According to the most recently issued report by the National Association of State Boards of Accountancy, two-thirds of first-time CPA candidates participated in a review course in the six months prior to taking the 1996 exams. Taking a privately offered course was cited by 89% of these first-time candidates, with college and firm- sponsored courses representing the remainder in approximately equal amounts. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students. Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each area of specialty included in the exam. Becker CPA courses undergo continuous review and revision to stay current with the latest accounting practice. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses but not passing the CPA exam are testimony to the quality and value of the Becker methodology.

CPA review students in Illinois can now earn graduate academic credit at KGSM for the CPA review course. These credits can be used to fulfill educational requirements to sit for the CPA exam and can be applied toward any KGSM masters degree program. This provides both Becker and KGSM with an important competitive advantage. Efforts are underway to extend the granting of credit to the other states in which KGSM operates.

Corporate Educational Services competes with individual consultants, colleges, industry associations, other training companies and the internal training departments of many large potential corporate customers and government agencies. CES, utilizing KGSM's national system, and drawing on the DeVry Institutes, differentiates itself in the marketplace through the applied curriculum expertise of both KGSM and DeVry, particularly in the areas of project management, electronics and telecommunications. Material are derived from the proven instructional success in these topics at the DeVry Institutes and KGSM, modified as necessary using the academic resources of both.

Student Recruiting
------------------
Students at the DeVry Institutes are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the recruiting process because a significant portion of the DeVry Institutes' students come from outside the immediate area in which the DeVry Institute campus they attend is located. The percentage of enrollment coming from these two recruiting sources varies campus by campus, but is predicated largely on each school's location. Overall, admissions representatives currently generate over two-thirds of the DeVry Institutes' total enrollments. The DeVry Institutes employ approximately 380 admissions representatives and field recruiters throughout the United States and Canada. In order to recruit students in certain states and

Canadian provinces, representatives and recruiters must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit an institution from paying a commission, bonus or incentive to the Company's representatives and recruiters based upon their success in securing enrollments. The Company believes that its method of representative and recruiter compensation complies with the regulations.

The admissions representatives are salaried, full-time Company employees. They are located at each DeVry campus and work with potential applicants who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening, recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce and students transferring to DeVry from nearby junior colleges. Each of the DeVry Institutes has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry program. Over 20% of new students recently enrolled at the DeVry Institutes had some prior college experience.

Field student recruiters are salaried, full-time Company employees. Field recruiters meet individually with prospective students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited over 11,000 high schools in North America last year and made presentations on career choices and the importance of a college education. Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. The continued downsizing of the U.S. military and recent base closings also presents recruiting opportunities. Veterans with military-specific technical training are attracted to DeVry's practical career-oriented education, and DeVry's locations across the U.S. are often near the home area to which the veteran will relocate. Numerous new students with V.A. benefits have enrolled at the DeVry Institutes over the past several years.

In support of its recruiting force, the DeVry Institutes advertise on television and radio, in magazines and newspapers, and utilize telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by their employers, alumni or currently enrolled students. In addition to the more traditional recruiting methods, DeVry's Internet site provides another avenue for students to receive information and apply for admission.

To be admitted to a DeVry Institute program in the United States, an applicant must be a high school graduate, have a General Education Development (GED) certificate or hold a degree from an accredited postsecondary institution. In Canada, an applicant must either be a high school graduate or meet "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the DeVry Institutes implemente the Computerized Placement Tests which were designed in collaboration with The College Board and Educational Testing Service. These exams help DeVry Institutes serve the needs of its students by better assessing students' achievement levels and developmental needs during the admission process.

KGSM recruits students through direct mail, radio advertising, telemarketing, print advertising and referrals from employers, alumni or current students. KGSM employs on-campus admissions representatives at each teaching center who meet with, counsel and evaluate admission qualifications of prospective students. To be admitted to a KGSM program, applicants must hold a baccalaureate degree from a U.S. institution that is accredited by or in candidacy status with a regional accrediting agency. Foreign applicants must hold a degree recognized to be equivalent to a U.S. bachelors degree. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test (GMAT), the Graduate Record

Examination (GRE) or KGSM's alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidates academic credentials, entrance test scores and personal interview.

Becker markets its courses directly to potential students and to some of their employers, e.g. Big Six accounting firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA or CMA review courses, which are offered twice each year. Becker enrolls many students who have previously completed a competitor's course or a self-study program but were unable to pass the exam.

According to data published by the National Association of State Boards of Accountancy, the number of first time CPA examination takers declined from approximately 46,100 who sat for the 1994 exams to approximately 43,300 who sat for the 1995 exams. First time takers for the 1996 numbered approximately the same as in 1995.

Several states have either adopted or introduced legislation that requires 150 semester units (the equivalent of five years of college) before a candidate can sit for the CPA exam. If the 150 semester unit legislation is broadly implemented, it might have the effect of further reducing candidates for the CPA exam. Additionally, some states have passed or may pass laws requiring completion of all educational requirements before a candidate can take the CPA exam. This has the effect of delaying, for six months or more, enrollment in Beckers review class by some students in those states.

To overcome these recruiting challenges, Becker is expanding the number of class locations to make it accessible to more students, has increased advertising and promotional efforts and, as previously described, has introduced the course on CD-ROM.

Accreditation and Approvals
---------------------------
Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure that these institutions maintain the level of performance, evidence institutional and program improvement, demonstrate integrity and fulfill requirements established by the accrediting body.

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

DeVry Institutes and KGSM are accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools, one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. The DeVry Institutes and KGSM accreditations were last reaffirmed by the North Central Commission in 1992 for the maximum ten year period. A scheduled interim progress monitoring visit was conducted at the DeVry Institutes in

May, 1997. A preliminary report from this visit includes a recommendation for a report by the DeVry Institutes in April, 1999, on the status of its library collections expansion. The next comprehensive visit remains at its originally scheduled 2002 date.

Accreditations of the DeVry Institutes and KGSM in the United States and of the DeVry Institutes in Canada are as follows:


UNITED STATES
-------------
Commission on Institutions of Higher Education of the North
Central Association of Colleges and Schools.

Technology Accreditation Commission of the Accreditation Board for Engineering and Technology (DeVry's Electronics Engineering Technology Bachelor of Science Degree program except at Long Beach, California, and Alpharetta, Georgia, which operate as branch campuses of DeVry/Pomona and DeVry/Decatur, respectively, and, at the New Jersey campus, the Electronics Engineering Technology Associate in Applied Science Degree program)

CANADA
------
Ontario Association of Certified Engineering Technicians and
Technologists (DeVry/Toronto area campuses' Electronics Engineering Technology and Electronics Engineering Technician programs).

Canadian Technology Accrediting Board (DeVry/Calgary's Electronics Engineering Technology and Electronics Engineering Technician programs)

In the United States, each DeVry Institute is approved to grant associate and bachelor's degrees by the respective state where it is located. In New Jersey, however, authorization is only at the associate degree level for three programs
- electronics engineering technology, computer information systems and telecommunications management. Students at the DeVry Institute, North Brunswick, are encouraged, upon completion of their associate's degree, to transfer to other DeVry Institutes to complete bachelor' degree requirements.

In June, 1996, the New York Board of Regents Commission on Higher and Professional Education voted to grant permission to establish a DeVry

Institute of Technology campus in the New York City area with authority to grant certain bachelor and associate degrees. The Company is completing a search for an appropriate facility for this campus.

Under current Canadian law, the Canadian DeVry Institutes are not permitted to grant degrees. However, students at the Canadian Institutes are allowed to transfer to DeVry Institutes in the U.S. to complete their degree requirements. In 1995, the Albert Department of Advanced Education, the State of Arizona and the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools approved the DeVry Institute in Phoenix to offer its bachelor of science degree-completion program on the Calgary campus. This allows students attending classes at the Calgary campus to complete their degree studies without relocating to a campus in the United States. Students attending one of the Toronto-area campuses may transfer to Calgary to participate in this program rather than transferring to a DeVry campus in the United States.

KGSM is authorized to operate and award degrees under authority of the Illinois Board of Higher Education and the appropriate approval boards in Arizona, California, Georgia, Indiana, Missouri and Wisconsin.


State and Provincial Approval and Licensing
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and grant degrees. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted over $4 million of surety bonds with state and local regulatory authorities and approximately $1 million (CDN) of surety bonds with regulatory agencies in Canada and believes it is currently in material compliance with state and Canadian provincial regulations. Certain states have set standards of financial responsibility beyond those prescribed by federal regulation. For example, fiscal tests adopted by the California legislature (as discussed more fully below and similar regulations adopted or proposed by other state regulators may place the Company in future non- compliance under certain state regulations. If the Company were unable to meet these tests and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.

In January 1991, the state of the California adopted legislation that requires private, postsecondary education institutions to meet certain fiscal tests in order to continue operating in the state. These fiscal tests include three requirements: not having an operating loss in each of an institution's two most recent fiscal years; having positive net worth in its latest fiscal year; and maintaining a ratio of current assets to current liabilities of 1.25:1 or greater. The Company has achieved two of the required fiscal tests but has not maintained the ratio of current assets to liabilities of 1.25:1 which the Company believes is an inefficient use of its assets. At June 30, 1997, the Company had a ratio of current assets to current liabilities of 1.21:1. The California Council for Private Postsecondary and Vocational Education also has discretion under this statute to allow an educational institution to continue operating, even if it does not satisfy the financial tests, if the institution can demonstrate that it has maintained sufficient financial resources to sustain all of its promised educational services. At June 30, 1997, the Company believes that it has satisfactorily demonstrated its financial strength and ability to continue to operate. Effective January 1, 1998, new legislation provides that when another government agency requires an institution to file annual financial audits, that agencys current ratio standard may apply in lieu of the California standard if the ratio of current assets to current liabilities under that standard is 1:1 or greater. DeVry currently files audited financial statements each year with the U.S. Department of Education and, at June 30, 1997, had the required current ratio of more than 1:1. California law also required an on-site visit to all postsecondary institutions having accreditation from a regional accrediting association other than the Western Association of Colleges and Schools. The California Council for Private Postsecondary and Vocational Education conducted a visit of the California campuses in August, 1996, and issued its report granting approval for continued degree-granting operation for the maximum five-year period. The California Council is scheduled to be discontinued this year, and the Department of Consumer Affairs has been designated as the new appropriate regulatory agency.


Tuition and Fees
----------------
Effective with the spring 1997 term, the DeVry Institutes' tuition in the United States for two semesters (one academic year) ranged from $6,940 to $7,015. Variations in tuition depend on term of enrollment. Students enrolled on less than a full time basis are charged somewhat lower tuition. DeVry's tuition rates compare to an average tuition at four-year independent institutions of $12,820 and an average at four-year publicly supported institutions of $2,970. DeVrys increase in tuition from spring 1996 was approximately 5.5%. In its national survey of tuition released in the fall of 1996, The College Board reported that tuition and fees were increased an average five percent for the 1996/97 academic year. This was one of the smallest increases in the last 15 years. Based upon current tuition rates, for a student enrolled in the DeVry Institute's 5 term electronics technician program, total tuition cost would be $17,425. For a student enrolled in the 8 term accounting program, total tuition cost would be $27,835.

Effective with the spring 1997 term, tuition in Canada was increased to $6,380
(CDN) for the two semester period, an increase of approximately 6.0% from spring 1996.

Effective with the September, 1997, term, KGSM tuition per course (four quarter credit hours) ranges from $955 to $1,170, depending on the state in which the student is enrolled. This compares to tuition rates from $905 to $1,110 implemented in September, 1996.

The price of the complete Becker CPA review course is $1,435, which includes an enrollment fee. The price of the complete Becker CMA review course in $1,155, which also includes an enrollment fee.

In addition to the tuition amounts described above, students at the DeVry Institutes and KGSM must purchase textbooks and supplies as part of their educational program.

If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentage of tuition are refunded to the student or the appropriate funding source.

Financial Aid and Financing Student Education
---------------------------------------------
Students attending the DeVry Institutes finance their education through a combination of family contributions, individual resources (including earnings from full- or part-time employment), financial aid (including Company-provided financial aid) and tuition reimbursement from their employers.

The Company believes that approximately 75% of the U.S. DeVry Institutes' students receive some government-sponsored financial aid and that a similar percentage of the students attending the Canadian DeVry Institutes receive some government-sponsored financial assistance. The Company believes that between 10% and 15% of KGSM's students have received government-sponsored financial aid. In addition, a substantial number of KGSM students receive tuition reimbursement from their employers. Students attending the Becker CPA or CMA review courses are not eligible for financial aid, but many of them receive part or full tuition reimbursement from their employers.

The DeVry Institutes assist their undergraduate students in locating part- time employment. Data from the National Center for Education Statistics indicates that in 1993, almost half of all full-time college students between the ages of 16 and 24 were employed. The Company believes that a substantially greater percentage of its full-time students are employed to help finance their costs of education. On the basis of a financial aid application completed by the student and the student's family, the DeVry Institutes develop an assistance package for students who require financial aid. Government-sponsored financial aid is of great importance to the Company because historically, slightly less than 70% of the DeVry Institutes' U.S. tuition, book and fee revenues have been financed by government-provided financial aid received by its students.

The government-provided financial aid and assistance programs in which many of the Company's students participate are subject to political and governmental budgetary considerations. In 1992, Congress reauthorized funding for financial assistance programs through September, 1997, with an automatic one-year extension if needed. Congress has begun the process of reauthorization but there is no assurance that federal funding will be continued at its present level or in its present form. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students.

The 1997 Tax Relief Act provides several education incentives. First, employer-provided undergraduate educational assistance of up to $5,250 per year will remain excluded from taxable income for several additional years. Second, a HOPE tax credit of up to $1,500 for each student has been provided for expenses paid after 1997 during each of the first two years of college. For college juniors, seniors, graduate students and employees upgrading skills, a Lifetime Learning credit of up to $1,000 per year has been provided for expenses paid after June 30, 1998. Also, student loan interest expense during the first 60 months of payments, in amounts ranging from $1,000 in 1998 to $2,500 in 2001, will be allowed as a deduction from taxable income.

Extensive and complex regulations in the United States and Canada govern all of the government grant, loan and work programs in which the Company and its students participate. Regulations and standards that an institution must satisfy in order for its students to participate in federal financial assistance programs include, among others, maximum student loan default rates; limits on the proportion of an institution's revenue that can be derived from federal aid programs; financial responsibility and administrative capability requirements; and prohibition of certain types of incentive payments to student recruiters. At June 30, 1997, the Company achieved an operating profit, positive net worth, a "quick ratio" (cash plus accounts receivable to all current liabilities) of more than 1:1 and maintained the required cash reserve for the payment of refunds. This fully satisfied the standards of financial responsibility established by the U.S. Department of Education for participation in federal financial assistance programs. Similarly, the Company fully satisfied the standards of financial responsibility at June 30, 1996, and 1995. Failure to achieve these standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a surety bond to permit its students to continue to participate in federal financial assistance programs. In addition to the regulations and standards which must be met by the institution, student recipients of financial aid must maintain satisfactory progress toward completion of their program of study and an appropriate grade point average.

The Company maintains a staff at its Oakbrook Terrace headquarters to review, interpret and establish procedures for compliance with regulations governing financial assistance programs. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against the Company. Changes in or new interpretations of applicable laws, rules or regulations could have an adverse effect on the Company in the future.

In the United States, the Company has completed and submitted all required audits of compliance with federal financial assistance programs and its independent accountants are currently conducting the required audits of the one year period ending June, 1997. The Department of Education conducted a site visit, in August, 1996, at the DeVry Institutes North Brunswick, New Jersey, campus as a part of its program of periodic review of the administration of student financial assistance programs. The visit was satisfactorily concluded without further follow-up or action. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the

Company and resulted in a substantial curtailment of the Company's participation in government grant or loan programs, the Company could be adversely affected.

In Canada, the DeVry Institutes Toronto-area campuses were notified at the end of August, 1995, that the Ontario Ministry of Education and Training had temporarily suspended the processing of new financial aid applications from DeVry students pending review of inaccuracies found in applications filed by some students. The Ministry believed that some of DeVry's Toronto-area students applied for and collected what might be excessive government-sponsored financial aid by inappropriately reporting that they had "zero income." A Ministry audit of these applications, with DeVry's full cooperation, began in September, 1995, and was recently completed, although no report has been issued to-date. In order to restore financial aid eligibility, the Company refunded to the Ministry approximately CDN $1.6 million for the 1995/96 academic year which the Company believes is substantially all of the financial aid previously inappropriately disbursed to such "zero income" students for this time period. In addition, the Company posted a letter of credit at the Ministry's request against possible additional amounts that may have been inappropriately disbursed as determined by the Ministry audit. Effective with the spring 1996 term, which began in March, 1996, the Ministry conditionally reinstated approval for the processing of financial aid applications. As a result of these actions, the results of operations of the Companys Canadian operations were adversely affected. Full unconditional reinstatement is subject to the Ministry's completion of certain procedures regarding verification of the Company's compliance with current financial aid processing regulations.

The following is a description of the U.S. and Canadian financial aid programs in which the Company's students participate.

United States Government Financial Aid Programs
-----------------------------------------------
The following U.S. Department of Education financial aid programs under Title IV of the Higher Education Act are utilized by the Company's students in the United States: (1) Federal Pell Grant ("Pell"), (2) Federal Supplemental Educational Opportunity Grant ("SEOG"), (3) Federal Family Education Loan

Program ("FFELP"), (4) Federal Perkins Direct Student Loan program ("Perkins"),
(5) Federal Work Study ("FWS") and (6) William D. Ford Federal Direct Student Loan Program ("FDSL").

        Grants These funds, made available by the government to eligible students who demonstrate financial need, do not have to be repaid.
        The Company's students are eligible to participate in the Pell and SEOG Grant programs, which are programs for undergraduate students.
        Eligible students receive a Pell grant ranging in amount from $400 to $2,700 per year. SEOG is a supplement to the Pell grant, available to only the neediest students because SEOG funds are limited in amount at each institution based upon a federally determined formula. In addition to these federal assistance funds, DeVry is required to make a 25% institutional matching contribution of all SEOG funds disbursed. The institutional matching contribution may be satisfied, in whole or in part, by the DeVry Institutes scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

        Loans Students at the DeVry Institutes participate in the Stafford and PLUS programs within the FFELP and in the Perkins loan program. Stafford loans may include an interest subsidy depending upon the financial need of the student, and loan repayment is scheduled to begin six months after a student no longer attends school on at least a half-time basis. Historically, over 80% of the financial aid received by students attending the Company's U.S. DeVry Institutes has been provided by federal studunt loans. Students at KGSM participate in the FDSL, which represents 100% of the federal financial aid received by these students.

        In 1993, Congress passed legislation creating the Direct Student Loan Program. Under this program, students may complete all loan application and processing steps at their educational institution. Besides the benefit of one-stop processing, which can be done at the institution in conjunction with the application for aid under other programs, this loan program offers other benefits to student borrowers such as income-based repayments, lower loan fees and lower loan interest rates. For the 1994- 95 school year, the DeVry DuPage Institute was one of only 104 institutions in the nation chosen by the Department of Education to pilot the implementation. For the 1995-96 school year, four additional DeVry Institutes and KGSM were chosen for participation. The U.S. Congress has considered various proposals to eliminate this program or to cap loans made under this program at some percentage of all federal student loans until there is more experience with its success and realized cost savings.


        Work Study Work Study wages are 75% paid from federal funds and 25% from qualified employer funds. Work opportunities, both on or off-campus, under FWS are offered on a part-time basis by the U.S. DeVry Institutes to undergraduate students who demonstrate financial need.

State Financial Aid Programs
----------------------------
State grant assistance may be received by eligible students attending DeVry Institutes in Arizona, California, Georgia, Illinois, Ohio and New Jersey.

Canadian Government Financial Aid Programs
------------------------------------------
Canadian students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to students who are Canadian citizens or a permanent resident of Canada enrolled at approved postsecondary institutions. Students from Quebec are eligible for loans under the Quebec Student Loan Plan. The loans are interest-free hile the student is in school, and repayment begins six months after the student leaves school. All other forms of government financial aid in Canada, both loans and grants, are financed and administered by the provinces.

"85/15 Rule"
------------
This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as the Company. Under this regulation, students attending a for-profit institution that derives more than 85% of its revenues from federal financial assistance programs in any year will not be able to participate in these programs for the following year. This regulation, which was reported on for the first time for the Company's 1995 fiscal year, is commonly referred to as the "85/15 rule." Final data for fiscal 1997 is not yet complete but, in 1996 the U.S. Institutes derived approximately 68% of their revenues from these programs and no institute within the DeVry system derived more than 78% of its revenues from these programs. Similarly in 1995, the U.S. Institutes derived approximately 68% of their revenues from these defined federal assistance programs. Each of the DeVry Institutes (except for the Long Beach, California, Institute, which currently operates as an additional location of the Pomona, California, Institute) and KGSM is established as a separate institution under the HEA provisions and must separately meet the criteria for the "85/15 rule" and for loan default rates.

Company-Provided Financial Assistance
-------------------------------------
The Company's EDUCARD Plan is available to students attending the U.S. DeVry Institutes. The EDUCARD Plan is an installment loan program designed to assist students unable to completely cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes. Repayment of EDUCARD Plan balances is worked out in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12 months following a student's graduation or termination of study. The receivable balance related to Company-provided financial aid at the U.S. DeVry Institutes at June 30, 1997, was approximately $11.9 million. Continued timeliness in financial aid processing and in the collection of student-owed balances has restrained the rate of increase in these receivables under the EDUCARD Plan to a rate approximately equal to the rate of tuition revenue growth from last year. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance.

In addition to the student financial assistance provided by the EDUCARD Plan, the DeVry Institutes Scholarship Competition annually offers merit- based scholarships. The U.S. DeVry Institutes offered 30 full-tuition and 90 half-tuition scholarships to 1996/97 high school graduates. Each scholarship covers the application fee and tuition for one of DeVry's degree programs. The total value of these scholarships was over $2 million. Similar scholarship offers have been made to high school graduates in previous years and are expected to be offered in the future. To attract students who attend community or junior colleges, the U.S. DeVry Institutes offered 36 half-tuition scholarships, valued at more than $500,000, to students who graduated from an accredited community/junior college in 1994 or later. In Canada, the DeVry Institutes offered 7 full- tuition and 14 half-tuition scholarships valued at more than CDN $350,000 to 1996/97 high school graduates. The DeVry Institutes have also provided funds in the form of institutional grants which help students most in need of financial assistance.

Student Loan Defaults
---------------------
The Company believes that historically, federal student loans represented more than 80% of the federal aid received by students at the U.S. DeVry Institutes and 100% of the federal aid received by students at KGSM. For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions with high student loan default rates. These regulations were further tighten d by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. No DeVry Institute has ever had a FFELP cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year.
Due to the recent introduction of the FDSL program, no default rates for this program have yet been reported.

The Company carefully monitors its students' loan default rate. To help reduce student loan default rates, the Department of Education requires that all educational institutions wait 30 days before disbursing funds to first-time, first-year undergraduate to prevent potential early-term dropouts from defaulting on their loans. Students who leave school in the early part of their educational program typically default on their loans at a higher rate than those students who remain and complete the course. Another significant factor in controlling student loan default rates is the servicing and collection efforts by lenders and guaranty agencies. The Company assists the efforts of these lenders and agencies by contacting its students who are delinquent in their loan repayments and advising them of their responsibilities and rights to deferments or collection forbearance if they are eligible.

According to preliminary, pre-published reports by the U.S. Department of Education, the Company's schools had FFELP student loan cohort default rates for 1995 (the latest year for which statistics are available) ranging from 1.7% to 21.7%. The Company's weighted average FFELP cohort default rate is preliminarily reported at approximately 16.1%. The reported rates for 1995 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 1996. For 1994 (the latest year for which "final" statistics are available), the Company's weighted average FFELP cohort default rate was 17.6%. Cohort default rates are subject to revision by the Department of Education as new data becomes available and are subject to appeal by schools contesting the accuracy of the data. Upon review of the calculations of these rates for each Institute, the Company discovered errors and exceptions. The Company has requested that the Department of Education recalculate the cohort default rates for 1994.

No DeVry Institute had a FFELP cohort loan default rate greater than 25% in 1995. In 1994, only one Institute had a cohort default rate greater than 25%, which was reported at 25.1%. This same Institute had a reported rate of 26.6% for 1993. A default management plan was initiated at this Institute, and it has requested that the Department of Education recalculate its 1994 cohort default rate based upon its belief that erroneous data was included and resulted in an overstatement of the reported rate for that year. Default rate reduction initiatives are underway at each Institute. No DeVry Institute is subject to any restrictions or termination under the student loan program.

Students who attend the U.S. DeVry Institutes also participate in the Federal Perkins loan program. This program provides low interest educational loans to students who demonstrate exceptional need. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. The program, including the responsibility for collection of outstanding loans, is administered by the institution. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. Any institution with a Perkins loan cohort default rate between 20% and 30% will receive a reduced annual federal contribution to the program. If the Perkins loan cohort default rate exceeds 30%, the institution will not receive any new federal contribution to the program. However, new loans to eligible students may continue to be made from the pool of funds created by monthly repayments on previous loans. The DeVry Institutes Perkins loan cohort default rates for 1996 (the latest year for which statistics are available) range from 16.0% to 32.0%. the U.S. DeVry Institutes weighted average Perkins loan cohort default rate was 23.2%. For 1995, the Perkins loan default rates ranged from 15.6% to 34.0%, and the U.S. DeVry Institutes weighted average Perkins loan cohort default rate was approximately 25.9%. Student counseling and additional collection efforts were previously implemented and have,in part, contributed to the reduction in default rates.

Career Services
---------------
The Company believes that the employment of its graduating students is essential to its ability to attract new students. At the U.S. DeVry Institutes, there were more than 46,000 graduates over the ten-year period ending October, 1996, who were eligible or career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the more than 44,000 graduates who actively pursued employment or were already employed, 91.7% held positions in their chosen fields within six months of graduation. Each Institute has career services staff working with students in the areas of career choice activity, resume preparation and job interviewing. The staff also maintains contact with local and national employers to determine job opportunities and arrange interviews.

The shortage of skilled employees has placed an increased premium on educated workers as evidenced by the widening gap in wages of college vs. high-school educated employees to 71% in 1993 from 28% in 1980. By the year 2000, it is estimated that 85% of the jobs in the United States will require education or training beyond high school from only 65% as recently as 1991.

The DeVry Institutes have formed a strategic alliance with Alternative Resources Corporation ("ARC"). ARC is a leading provider of technical staffing, whose 50 local offices can provide the DeVry Institutes students and graduates with educational and carrer-enhancing opportunities ranging from student internships to full-time employment opportunities in the computer information services and telecommunications management fields. This alliance enhances the DeVry Institutes ongoing career services activity and complements the Companys commitment to providing quality career-oriented programs in business and technology.

The DeVry Institutes attempt to gather accurate data on the number of its graduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the information that graduates report to the DeVry Institutes.

Full and part-time U.S. degree and diploma program graduates for the three classes which ended in calendar year 1996, and for the three classes which ended in calendar year 1995, were employed in their chosen field within six months of graduation, based on data reported to the DeVry Institutes, as follows:

           THE U.S. DEVRY INSTITUTES' GRADUATE EMPLOYMENT STATISTICS
           ---------------------------------------------------------
                                                     Percent of
                                                     Graduates
                                                     Who
                             Number of               Actively
                             Graduates               Pursued
                             Who          Number of  and
                             Actively     Graduates  Obtained
                             Pursued      Employed   Employment
                             Employment   in         and Those     Percent
               Number        or Were      Education  Who were      Of Net
               of Net        Already      Related    Already       Graduates
               Graduates<F1> Employed<F2> Positions  Employed<F2>  Employed<F1>
               ---------------------------------------------------------------
Calendar Year
1996 Graduating
Classes (2/96,
6/96, 10/96)     4,170        4,082       3,931      96.3%        94.3%


Calendar Year
1995 Graduating
Classes (2/95,
6/95, 10/95)     4,166        4,070       3,882      95.4%        93.2%

<F1>Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

<F2>Does not include students who actively pursued employment for less than 6 months and did not obtain employment.

The majority of employers of the DeVry Institutes' graduates are in the electronics or information processing industries. The Company believes that no single employer has hired more than 5% of the DeVry Institutes' graduates in recent years. Major employers of the DeVry Institutes' graduates include the following companies: Andersen Consulting Group, Applied Materials, AT&T, Cellular One, Eastman Kodak, EDS, General Electric Company, Hewlett-Packard, IBM, Intel, MCI, Motorola and Sprint.

KGSM maintains a career services office to assist current and past graduates. This office offers a full range of services designed to enhance each individual's career development skills and is available to graduates, at no charge, on a lifetime basis.

Seasonality
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at the DeVry Institutes and KGSM typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment occurs during the summer months. Becker experiences higher enrollments for its courses beginning in June and July leading to the fall CPA exam than for its classes beginning in December and January leading to the spring CPA exam.

Results of operations reflect this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 10 to the Company's Consolidated Financial Statements, Quarterly Financial Data.

Administration and Employees
----------------------------
Each DeVry Institute's campus is managed by a president and has a staff of academic deans, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to the Companys vice president of admissions. Each KGSM center is managed by a center director.

The Company has approximately 2,500 regular full- and part-time employees.
The Company employs over 230 people, approximately 10% of its total work force, at its corporate headquarters in Oakbrook Terrace, Illinois, including KGSM management and staff. In addition, the Company employs approximately 1,200 students as faculty assistants and in other part-time positions. Becker is managed by an administrative staff headquartered in Los Angeles and by regional administrative staffs which support instructors and coordinate local recruiting efforts. None of the Companys employees is represented by a union. The Company believes that its relationships with its employees are satisfactory.

Faculty
-------
Each DeVry Institutes campus president hires faculty members in accordance with criteria established by the Company and applicable state law. Most faculty
members teaching in technical areas have related industry   experience.  The
strategic alliance between the DeVry Institutes and Alternative Resources Corporation provides selected faculty with developmental projects or consulting opportunities to maintain and enhance their currency in the deployment of technology in business. Faculty members are evaluated each semester based on student comments and observations by an academic dean. There are approximately 650 full-time faculty members among all of the DeVry Institutes campuses. Approximately 80% of the DeVry Institutes faculty members hold advanced a ademic degrees. In addition, DeVry Institutes engaged approximately 550 part-time, adjunct and visiting faculty, mostly in the evening programs.

KGSM faculty members are practicing business professionals who are engaged by KGSM to teach on a course-by course basis. A multi-session training course is used to train and develop new faculty throughout KGSMs national system. Over the past several years, KGSM has begun selectively utilizing full-time faculty to respond to student demand in rapidly developing areas and to meet approval requirements in certain states. Less than 10% of KGSMs instructors, excluding staff members who regularly teach, are full- time employees of KGSM. More than 90% of KGSMs faculty have advanced degrees. KGSM classes are taught by over 300 faculty members during the year. Beckers faculty, numbering approximately 500 each term, are primarily practicing professionals who teach part-time on a course-by- course basis.

Trademarks and Service Marks
----------------------------
The Company uses a number of trademarks including "DeVry Institute of Technology", "Becker CPA Review" and variants thereof. All trademarks, service marks and copyright registrations associated with the business are registered in the name of the Company or one of its subsidiaries and expire over various periods of time. The Company vigorously defends against infringements of its trademarks, service marks and copyrights.

ITEM  2 - PROPERTIES
--------------------
DeVry Institutes
----------------
The DeVry Institute campuses are located in both suburban communities and urban neighborhoods. They are easily accessible to major thoroughfares. Each Institute campus includes teaching facilities, admissions and administrative offices. Teaching facilities are housed in modern buildings that include classrooms, laboratories, libraries, bookstores and student lounges. Electronics laboratories include PC-based instrumentation and microprocessor development/circuit simulation systems along with analog and digital oscilloscopes, digital multimeters, power supplies, signal generators and other equipment. Computer laboratories include both stand- alone and networked PC-compatible workstations that support all curricula areas. Resources available to students include access to a central mainframe owned and operated by a third party, UNIX and numerous software packages supporting a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum. Telecommunications laboratories provide central office simulation, PBX administration, inter-networking and teaching LAN environments.

None of the six DeVry Institute campuses owned by the Company is subject to a mortgage or other indebtedness.

In June 1996, the DeVry Technical Institute in Woodbridge, N.J., moved to a new, 99,000 square foot Company-owned facility in North Brunswick, N.J., in advance of the summer term class start.

In July 1996, the Company began operation of a satellite campus in Mississauga (Toronto), Ontario, Canada. Opened in 42,000 square feet of space, this is the second satellite to the main campus operation in North York (Toronto) and the fourth DeVry Institute in Canada.

The table below sets forth certain information regarding each of the properties at which the DeVry Institutes conducted educational operations at June 30, 1997:

                          DEVRY  INSTITUTE   CAMPUSES
                          ---------------------------
                                                                                                 Full and
                                                                                Part-Time
                                     Area              Students
                                     (Approximate      Attending
                                     Square Feet)      Spring 1997    Ownership
Decatur (Atlanta), Georgia              107,500            2,915        Owned
Chicago, Illinois                       104,850            3,187        Owned
Addison (Chicago), Illinois              91,600            3,307        Leased
Columbus, Ohio                          106,480<F1>        2,458        Owned
North Irving (Dallas), Texas             95,250            2,384        Leased
Kansas City, Missouri                    74,500            2,125        Owned
Phoenix, Arizona                        120,200            2,715        Owned
Pomona (Los Angeles), California        100,500            2,971        Leased
Long Beach (Los Angeles),
  California                             98,240            1,409        Leased
North Brunswick, New Jersey              99,000            2,778        Owned
Calgary, Alberta, Canada                 42,900            1,271        Leased
North York (Toronto), Ontario,
  Canada                                 51,690              866        Leased
Scarborough (Toronto), Ontario,
  Canada                                 35,400              656        Leased
Mississauga (Toronto), Ontario,
  Canada                                 42,300              418        Leased
                                                          ------
                                                          29,460
                                                          ======

<F1> Includes 14,400 square feet of modular buildings.

A new DeVry Institute began operation in July 1997 in Alpharetta (Atlanta), Georgia, in a build-to-suit, leased campus. The facility, of approximately 65,000 square feet, is being operated as a branch location of the DeVry Institute in Decatur, Georgia.

In the fourth quarter of fiscal 1997, the Company completed the purchase of land in Fremont (San Francisco), California, for construction of a campus to serve the Northern California area. Also purchased in the fourth quarter of fiscal 1997 was a parcel of land in the San Fernando Valley, California, for construction of a third campus in the Los Angeles area. Purchase of an adjoining parcel of land, necessary to complete the site, was completed in August, 1997. In New York, a search is nearing completion for an existing building that can be renovated to the Company's specifications for operation in the New York City area.

In Calgary (Alberta), Canada, the Company has signed a lease for a build- to-suit campus of approximately 70,000 square feet to replace its current DeVry Institute location by the summer 1998 term.

KGSM
----
KGSM centers are housed in modern buildings whose locations were chosen for their convenience to students. KGSM centers, which range in size from approximately 4,100 to 7,600 square feet, include teaching facilities, admissions and administrative offices. Each KGSM facility has an information center designed to enhance students success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; sample business plans; popular business periodicals; videos of selected courses; a career services video and texts, and access to more than three hundred electronic data-bases.

In the fall of 1996, KGSM opened a center in Oakbrook Terrace, Illinois. This is the seventh center in the Chicagoland area.

The downtown Chicago center relocated to a new and larger facility in the downtown Chicago area in fall 1996 to permit increased enrollment at this location.

In April, 1997, Keller opened its third center in California, the twentieth center in the system, in Irvine, California.

The table below sets forth certain information regarding each of the properties at which KGSM conducted educational operations in the April, 1997, term:

                                  KGSM CENTERS
                                  ------------
                                Part-Time
                                Students
                                April 1997              Ownership
                                ----------              ---------
Chicago, Illinois                  423                     Leased
Schaumburg, Illinois               408                     Leased
Downers Grove, Illinois            251                     Leased
Lincolnshire, Illinois             348                     Leased
Orland Park, Illinois              161                     Leased
Elgin, Illinois                    175                     Leased
Oakbrook Terrace, Illinois         211                     <F1>
Milwaukee, Wisconsin               220                     Leased
Waukesha, Wisconsin                192                     Leased
Tysons Corner, Virginia            116                     Leased
St. Louis, Missouri                107                     Leased
Kansas City, Missouri (downtown    149                     Leased
Kansas City, Missouri              173                     <F2>
Phoenix, Arizona                   151                     <F2>
Mesa, Arizona                      181                     Leased
Decatur, Georgia                   249                     <F2>
Atlanta, Georgia                   264                     Leased
Pomona, California                 170                     <F2>
Long Beach, California             135                     <F2>
Irvine, California                  10                     Leased
Distance Learning                   24                     -
                                 -----
                                 4,118
                                 =====

<F1> Operates at the Companys corporate headquarters location
<F2> Operates on a DeVry Institute campus.

In September, 1997, KGSM is opening two additional centers one in Merrillville, Indiana, and one in the new DeVry Institute location in Alpharetta, Georgia. Also in September, KGSM is relocating its Downers Grove, Illinois, center to Lisle, Illinois, with in a Bellcore (a large training, consulting and research organization serving the telecommunications industry) research and office facility to take advantage of state-of-the-art telecommunications laboratory equipment at this site.

New KGSM centers in San Diego, California, and St. Louis, Missouri, are expected to open in November, 1997. These will be the twenty-third and twenty-fourth centers in the system.

Becker
------
Becker CPA is headquartered in leased offices in Encino, California. Classes are conducted in leased facilities, less than twenty of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-used basis, allowing classes to be expanded or relocated as enrollments require. Becker classes are also currently offered in several DeVry Institute campuses and at KGSM centers where the location and facility availability are appropriate.


Corporate
---------
The Company's administrative offices are located in approximately 70,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois. In addition, the Company leases approximately 17,900 square feet of storage and other miscellaneous use space at this facility.

Corporate Educational Services maintains its headquarters at the Company's administrative offices in Oakbrook Terrace, Illinois.

The Company's leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases can be renewed for additional periods.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Neither the Company nor any of its subsidiaries is currently a party to any legal proceeding which the Company believes is material except those described below.

In July, 1996, the Company entered into an out-of-court settlement agreement with the Internal Revenue Service (IRS) relative to the Statutory Notice of Deficiency issued by the IRS against the Company for tax years 1988 through 1991. The claimed deficiencies related to the amortization of intangible assets purchased during the acquisition of the DeVry Institutes in 1987 (Notes 1 and 3 to the Companys Consolidated Financial Statements).

All of these issues have been resolved as a result of the settlement. The settlement amount is immaterial to the Company's financial position, results of operations and liquidity.

In fiscal 1996, the Ontario Ministry of Education and Training temporarily suspended and later conditionally reinstated the processing of financial aid applications for students attending the Company's Toronto-area schools. Full unconditional reinstatement is subject to the Ministry's completion of certain procedures regarding verification of the Company's compliance with current financial aid processing regulations.

In July, 1996, the Company and DeVry Canada were served with a purported class action lawsuit in Canada by a former student alleging breach of contract and misrepresentation about the quality of the DeVry Institutes' educational programs, seeking up to CD $400 million in compensatory and punitive damages. The Company believes that the claims in the lawsuit are frivolous and without merit. In response to the lawsuit, the Company has filed a Statement of Defense and intends vigorously to contest the allegations and the certification of the class. A date for oral presentations concerning the pending motion to certify the class has not yet been scheduled. Following oral presentations, and subject to the judges schedule, he will rule on whether a class should be certified.

Although the outcomes cannot be predicted with certainty, the Company believes the resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ------------------------------------

The name, age and current position
of each executive officer of the
Company are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Dennis J. Keller               56    Mr. Keller co-founded KGSM in 1973.  From
                                     the inception of the Company,
Chairman of the Board                Mr. Keller has been Chairman of the Board
and Chief Executive Officer          and Chief Executive Officer.  Mr. Keller
                                     is a graduate of Princeton University and holds a Master of Business Administration degree from the University of Chicago
                                     Graduate School of Business.



Ronald L. Taylor               53    Mr. Taylor co-founded KGSM in 1973 and
                                     has been a director since its inception.
Director, President and              In 1981, Mr. Taylor became President and
Chief Operating Officer              Chief Operating Officer.  Mr. Taylor is
                                     a graduate of Harvard University and
                                     holds a Master of Business Administration degree from Stanford University.



Marilynn J. Cason              54    Ms. Cason joined the Company in 1989 with
                                     responsibility for the Companys legal
Senior VIce President, General       affairs and human resources.  In her
Counsel and Corporate Secretary      current position as a Senior Vice
                                     President, Ms. Cason has responsibility
                                     for facilities planning, purchasing and
                                     management information systems in addition to her responsibilities for legal affairs and human resources.



Norman C. Metz                 49    Mr. Metz joined the Company in 1983 as a
                                     Vice President.  In 1986, Mr. Metz assumed
Senior Vice President                responsibility for operations of the DeVry
                                     Institutes.  In addition, Mr. Metz is
                                     currently responsible for both regional
                                     student recruiting and recruiting in the admission offices at the Institute locations.

Name, Age and Office                    Business Experience
--------------------                    -------------------

O. John Skubiak                47    Mr. Skubiak has been with KGSM for more
                                     than 19 years, progressing from admissions
Senior Vice President                representative to Dean of KGSM.  In his
                                     current position as a Senior Vice
                                     President of the Company, Mr. Skubiak has responsibility for the Company's marketing, other than sales, and the operations of KGSM, Corporate Educational Services and
                                     Becker CPA Review.



Norman M. Levine               54    Mr. Levine has been Controller of the
                                     Company since 1987 and has been the Chief
Vice President, Controller           Financial Officer since 1989.  From 1982
and Chief Financial Officer          to 1987, Mr. Levine was Controller of the
                                     DeVry Institutes.



George W. Fisher               45    Mr. Fisher joined the Company as Vice
                                     President, Canadian Operations in 1985.
Vice President, Regional             His responsibilities currently include
Operations                           operations of several of the DeVry
                                     Institutes in the U.S. and Canada.


Patrick L. Mayers              57    Dr. Mayers joined KGSM in 1978 as Dean of
                                     Academic Affairs.  Dr. Mayers, who
Vice President, Academic             obtained his B.A., M.A., M.B.A. and Ph.D.
Affairs                              Degrees from the University of Chicago,
                                     was elected an officer of the Company in 1987. Dr. Mayers has served as Vice
                                     President of Academic Affairs for KGSM
                                     until 1997.  He is currently the Vice
                                     President of Academic Affairs for the
                                     DeVry Institutes.



Gerald Murphy                  50    Mr. Murphy joined the Company in late 1995
                                     as a Vice President with responsibility
Vice President, Regional             for the operation of several of the DeVry
Operations                           Institutes in the U.S. and Canada.  Prior
                                     to joining DeVry, Mr. Murphy served as a Vice President of Educational Management
                                     Corp. and of the Universal Technical
                                     Institute.

Name, Age and Office                    Business Experience
--------------------                    -------------------

James Otten                    48    Dr. Otten joined the Company in late 1995
                                     as a Vice President with responsibility
Vice President, Regional             for the operation of several of the U.S.
Operations                           DeVry Institutes.  Prior to joining DeVry,
                                     Dr. Otten served as President of the
                                     Katherine Gibbs School in Boston and of
                                     the Brown Institute in Minneapolis.



Sharon Thomas-Parrott          46    Ms. Thomas-Parrott joined the Company in
                                     1982 after several years as an officer in
Vice President, Government           the U.S. Department of Education's Office
Relations                            of Student Financial Assistance.  She
                                     served the Company in several student
                                     finance positions before being elected to her current position which includes responsibility for both student finance and government relations.



Kenneth Rutkowski              50    Mr. Rutkowski joined the Company in 1985
                                     as Director of Operations and
Vice President, Operations           Administrative Services and was promoted
Services and Administration          to his current position in 1991.  His
                                     current responsibilities include managing the Company's real estate and various administrative functions.



Vijay Shah                     46    Mr. Shah joined the Company in 1977
                                     progressing from representative in a DeVry
Vice President, Admissions           Institute admissions office to director of
                                     admissions.  He has been DeVry's National
                                     Director of Admissions since 1989 and was promoted to his current position in August, 1994.



Edward J. Steffes              47    Mr. Steffes joined the Company in 1984 as
                                     director of marketing and was promoted to
Vice President, Marketing            his current position in 1986.  Mr. Steffes
                                     is responsible for the Companys
                                     advertising, sales promotion and public
                                     relations.

PART II
-------
ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
----------------------------------------------------------
(a) Market Information
----------------------
The Company's common stock is listed on the New York Stock Exchange under the trading symbol "DV." Prior to November 14, 1995, the Company's common stock was quoted on The NASDAQ National Market.

The following table sets forth the high and low sales price information by quarter for the past two years. All sales price information has been restated to reflect the Companys two-for-one stock split, in the form of a 100% stock dividend, effective December 18, 1996.

                         FISCAL 1997          FISCAL 1996
                     ------------------   -------------------
                       HIGH       LOW       HIGH        LOW
                     ------------------   -------------------
 First Quarter       $23 7/16    19       $12 7/8      10
 Second Quarter       25 3/8     18 3/8    14 1/16     11
 Third Quarter        28         19        17 3/4      12 7/8
 Fourth Quarter       29 7/8     21 5/8    22 15/16    16 1/2

(b) Approximate Number of Security Holders
------------------------------------------
There were 468 holders of record of the Company's common stock as of September 2, 1997. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 8,000 beneficial holders of its common stock.

(c) Dividends
-------------
The Company is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from the Companys subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries debt agreements. The Company has not paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in the Company's business. From time to time, the board of directors will review the Company's dividend policy. Any payment of dividends will be at the discretion of the board of directors and will be dependent on the earnings and financial requirements of the Company and other factors as the board of directors deems relevant.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
Selected financial data for the Company for the last five years is included in the exhibit, Five-Year Summary - Operating, Financial and Other Data, on page 85 of this report.

ITEM 7 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------
The following discussion of the Companys results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report.

All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the Companys two-for-one stock splits effective June 21, 1995, and December 18, 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This new statement, which will be adopted during the second quarter of the Company's 1998 fiscal year, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share. Basic earnings per share excludes potential dilution from issued but unexercised stock options. The Company expects that the new standard will have the effect of raising its current annual earnings per share by approximately $0.01. Upon adoption, all prior-period earnings per share figures that are presented in the Companys financial statements will be consistently restated.


RESULTS OF OPERATIONS
---------------------
Fiscal Year Ended June 30, 1997, vs. Fiscal Year Ended June 30, 1996
--------------------------------------------------------------------
Tuition revenues in fiscal 1997 increased by $44.2 million, or 18.7% from fiscal 1996. This was the largest tuition revenue increase in the history of the Company. The increase in tuition revenues was produced by several positive factors, including the June 1996 acquisition of Becker CPA Review. Enrollment increases at DeVry Institutes and Keller Graduate School of Management (KGSM) also contributed to the tuition revenue increase. Fiscal 1997 marks the seventh consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year have increased from the previous year. At KGSM, cumulative total student enrollment for the five terms of fiscal 1997 grew by 19.5% compared to fiscal 1996. Enrollment increases at the DeVry Institutes reflect the opening of a new institute in Mississauga, Ontario, Canada, and at KGSM, the opening of new centers in Oakbrook Terrace, Illinois, and Irvine, California. Tuition revenues also increased because of tuition rate increases of approximately 5%, which became effective at DeVry Institutes in March 1997 and at KGSM in September 1996.

Other educational revenues, composed primarily of sales of books and supplies, increased by $4.2 million, or 18.9%, because of sales to the increased number of students attending the Companys educational programs. Interest income on the Companys short-term investments of cash balances decreased by $72,000, or 6.8%, from the prior year because increased capital spending and aggressive debt reduction payments reduced average cash balances in excess of those needed for daily operations.

Cost of educational services increased by $22.9 million, or 14.7%, in fiscal 1997 from the previous year. Cost of educational services includes the cost of faculty and related staff, which consistently comprises approximately 60% of this expense category Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible accounts. The increase in cost of educational services reflects the additional faculty, staff and facility costs of the Becker operations that were not a part of the Companys results for fiscal 1996. Also, there were higher wage, benefit, supply and service expenses associated with the growing number of operating locations and increased student enrollments at DeVry Institutes and at KGSM. Depreciation expense increased by $2.2 million, or 28.7%, from fiscal 1996 as a result of extensive capital improvements and additions, particularly those related to the opening of the new DeVry Institutes in North Brunswick, New Jersey, and Mississauga, Ontario, Canada, and the continued expansion and upgrading of school laboratories and teaching equipment throughout the system. Tuition refunds and bad debt expense at DeVry Institutes declined by approximately $200,000 from last year, even as total student enrollments increased. This results from educational program and student service quality initiatives that favorably affected student retention.

Student services and administrative expense increased by $16.5 million, or 23.2%, from fiscal 1996. Student services and administrative expense includes the costs of new student recruiting, general and administrative costs, and curriculum development. The increase this year in student services and administrative expense reflects costs associated with Beckers operations, which were not included in last years results. The increased spending also reflects the marketing costs associated with generating the higher student enrollments at DeVry Institutes and at KGSM for the terms that began in fiscal 1997 and for their summer terms that begin in fiscal 1998. General and administrative expense increased from last year and includes the ongoing costs of efforts
o restore unconditional financial aid processing at the Toronto-area campuses. The increase in student services and administrative cost also includes approximately $1.6 million in amortization of intangibles and goodwill primarily associated with the Becker acquisition.

The Companys fiscal 1997 earnings from operations, before interest expense and taxes, were a record $42.7 million. Operating margins, which have been steadily increasing each year, increased again to 13.9%, up from 13.0% and 12.6% in fiscal 1996 and fiscal 1995, respectively. Operating margins were favorably affected by the inclusion of Beckers results, where operating margins have historically been higher, by the higher revenues and improved facility utilization from the increased enrollments at DeVry Institutes and KGSM, by continued operations improvements and by cost containment measures.

Interest expense increased by $1.8 million from last year because of higher outstanding debt levels resulting from the acquisition, for cash, of Becker in June 1996. This increased interest expense was offset, in part, during the latter part of the fiscal year by the proceeds of the April 1997 stock offering, which were used to reduce debt.

The provision for income taxes of $15.7 million represents a 39.3% rate on pretax income. This years rate is lower than the 41.1% rate in fiscal 1996 because of a lower effective state income tax rate on the Companys U.S. operations.

Net income of $24.2 million, or $0.71 per share, was a record for any year, increasing by 25.7% from fiscal 1996.


Fiscal Year Ended June 30, 1996, vs. Fiscal Year Ended June 30, 1995
--------------------------------------------------------------------
Tuition revenues in fiscal 1996 increased by $29.1 million, or 14.0%, from fiscal 1995. This increase was attributable to both higher student enrollment at DeVry Institutes and KGSM and, to a lesser extent, to tuition increases implemented during the year.

Cumulatively, total student enrollment at the DeVry Institutes in the three semesters of fiscal 1996 increased by 8.6% compared with fiscal 1995. This was partly due to higher enrollments at the Long Beach, California, and Scarborough, Ontario, Canada, campuses, both of which opened in the previous year, and partly due to increased enrollments at the previously existing DeVry Institutes. Fiscal 1996 was the sixth consecutive year that cumulative total student enrollment at DeVry Institutes increased from the previous year and the largest rise in any of those years. At KGSM, cumulative total student enrollment for the five terms of fiscal 1996 grew by 16.7% compared to fiscal 1995. The increase in enrollments was due to higher enrollments at the Pomona and Long Beach, California, centers, both of which opened in fiscal 1995; the fiscal 1996 opening of a center in Tysons Corner, Virginia (Washington, D.C.
area); and continued growth in enrollments at the previously existing centers. Tuition increases have historically been implemented by DeVry Institutes effective with the spring term and effective with the fall term at KGSM. Tuition rates rose approximately 5% at DeVry, which is slightly below the rate of the increase in fiscal 1995 and below the average rate of tuition increases at other colleges and universities. Tuition rates rose similarly at KGSM.

Other educational revenues increased by $2.5 million, or 12.3%, because of sales of books and supplies to the increased number of students attending the Companys educational programs. Interest income on short-term investments of cash balances declined by $117,000, or 10.0%, from fiscal 1995, as the higher level of payments for taxes on income, payments and accounts receivable increases associated with financial aid processing at the Toronto-area campuses and completion of the new DeVry Institute campus in North Brunswick, New Jersey, reduced average investible balances during fiscal 1996.

Cost of educational services rose by $18.5 million, or 13.6%, in fiscal 1996 from fiscal 1995. Costs associated with the new DeVry institutes and KGSM centers contributed to this increase, along with higher educational costs resulting from higher student enrollments at existing locations. Depreciation expense on the Companys' continued investment in facilities and equipment for its students increased by $1.4 million or 22.1% from fiscal 1995. Tuition refund and uncollectible account expense increased in the year partly because of higher enrollments and higher tuition revenue at DeVry Institutes and KGSM and partly because of the higher proportion of new DeVry Institutes students in fiscal 1996 as a result of growing new student enrollments. New student enrollment at the DeVry Institutes increased by 10.5% from fiscal 1995 to fiscal 1996. New students historically withdraw at higher rates than do students in later terms.

Student services and administrative expense increased by $7.9 million, or 12.6%, from fiscal 1995. Marketing costs have grown to support the new DeVry institutes and KGSM locations and to support the higher number of new students recruited at the existing locations. General and administrative expenses increased from fiscal 1995 partly due to normal inflationary change and partly because of costs associated with the effects of the Ontario Ministry of Education and Trainings suspension and subsequent conditional reinstatement of financial aid eligibility for students attending the Companys Toronto-area campuses.

The Companys earnings from operations, before interest expense and taxes on income, reached a record $33.8 million for fiscal 1996. This represents an operating margin of 13.0%, up from 12.6% and 12.1% in fiscal 1995 and fiscal 1994, respectively. Higher revenues and cost containment measures contributed to the improved margins.

Interest expense was reduced by $2.0 million, or 65.4%, to $1.1 million for fiscal 1996 from fiscal 1995. The lower interest expense resulted from lower outstanding levels of debt throughout most of fiscal 1996 and the absence of the non-recurring make-whole premium payment made in fiscal 1995, when the Company voluntarily prepaid all of its senior subordinated notes.

Net income of $19.2 million, or $0.57 per share, was a record for any fiscal year, increasing by 29.2% from fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Companys primary source of liquidity is the cash received from student payments for tuition, fees and books. These payments include cash from student and family educational loans, from other financial aid under various federal, state and provincial programs, and from student and family resources.

The pattern of cash receipts is somewhat seasonal. The level of accounts receivable from which cash payments are collected reaches a peak immediately after the billing of tuition, fees and books at the beginning of DeVry Institutes semesters, which begin in July, November and March. Collections of DeVry Institute receivables are heaviest at the start of each semester. In the first two months of each semester, collections typically exceed payments for operating expenses applicable to that period. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the spring semester and to the end of a financial aid year, t which time substantially all financial aid for the previous 12 months has been disbursed to students accounts. Both KGSM and Becker also experience seasonality in their cash receipts and expenditures based upon their respective operating cycles. At June 30, 1997, total Company accounts receivable, net of the related deferred tuition revenue, increased by less than $550,000. The increase in receivables was generated by higher enrollment and revenue levels in the Companys educational programs.

The Company estimates that historically slightly less than 70% of DeVry Institutes tuition, bookstore and fee revenues have been financed by government-provided financial aid to its students. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which the Companys students participate. The Companys administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding against the Company.

Under the terms of the Companys participation in governmental financial aid programs, certain cash received from the U.S. Department of Education is maintained in restricted bank accounts. This cash becomes available for general use by the Company only after student loans and grants have been credited to the accounts of students and the cash is transferred to an unrestricted operating cash account. The introduction of electronic fund transfers for student loans and the direct loan program from the Department of Education have generally accelerated the receipt and processing of these payments by DeVry Institutes and KGSM, contributing to the Companys liquidity. At June 30, 1997, cash held in restricted bank accounts was reduced to $12.1 million, down nearly $4.5 million from the end of the previous year.

In July 1996, the Company entered into an out-of-court settlement agreement with the Internal Revenue Service (IRS) relative to the Statutory Notice of Deficiency issued by the IRS against the Company for tax years 1988 through 1991. The claimed deficiencies related to the amortization of intangible assets purchased during the acquisition of DeVry Institutes in 1987. All of these issues have been resolved as a result of the settlement. The settlement amount was paid in the first quarter of fiscal 1997 and is immaterial to Companys financial position, results of operations and liquidity.

Cash generated from operations in fiscal 1997 reached a record $42.4 million after remaining at approximately $28.3 million in each of the last two years. Higher earnings, the increased non-cash sources of depreciation and amortization, plus an increase in deferred tuition revenue accounted for nearly $10.9 million of the increased operating cash flow. Traditionally, the Company has been able to help fund its expansion through operations with negative working capital during most of the year. The generation and use of cash during the year reflects the seasonal operating patterns discussed above. During some periods just prior to the start of a semester, cash balances may be supplemented by temporary borrowings under the Companys revolving line of credit. Cash generated from operations each year has been sufficient to meet all of the Companys operating needs and capital investment needs, while reducing debt on a regular basis.

Capital expenditures in fiscal 1997 reached a record $28.8 million. Capital expenditures were made for expansion and facility improvement, replacement and upgrading of school laboratories and for teaching and administrative equipment. Contributing to 1997's record spending were the purchases of land in Fremont (San Francisco), California and West Hills (Los Angeles), California, both of which will be sites of future DeVry institutes as a part of the Companys expansion plans during the coming years. Capital expenditures in fiscal 1998 are expected to decrease somewhat from the record 1997 level but should remain significantly above the level of the previous years as construction begins on these new campuses and further expansion at KGSM and Becker into new operating sites is accelerated. Cash generated from operations and existing cash resources have been sufficient to meet capital requirements in the past and, with the Companys revolving line of credit, are anticipated to be sufficient to cover expansion plans in the future.

In April 1997, the Company completed an offering of 1.2 million additional shares of its common stock. Net proceeds of the offering were approximately $23.6 million, of which $23.0 million was used to repay indebtedness under the Companys revolving line of credit.

In June 1997, the Company and its banks renegotiated the Companys 1996 revolving term loan agreement to increase the level of annual capital expenditures permitted by the agreement to facilitate current and future expansion plans. At June 30, 1997, approximately $34.5 million of the revolving line had been utilized in the form of borrowings and letters of credit, a reduction of $28.5 million from the level of borrowing one year earlier. Included in these borrowings is a $2.0 million ($CDN) letter of credit posted with the Ontario Ministry of Education and Training in conjunction with the conditional reinstatement of financial aid processing at the Companys Toronto-area campuses. Future borrowings and/or repayments will be based upon the Companys seasonal cash flow cycle and payment requirements for capital spending and possible future acquisitions.

Effective July 1, 1997, the Companys bank borrowings are at a floating rate of LIBOR plus 0.5%. Effective October 1, 1997, the Companys bank borrowings will be reduced again to a floating rate of LIBOR plus 0.35%. At the present time, the Company does not have an interest rate swap or other form of protection against increases in the floating rate but does fix the interval of interest rate adjustment on most of its borrowings for a three- to six-month period to eliminate some of the possible variability in rates. The Company periodically evaluates its need for additional protection in light of projected changes in interest rate and borrowing levels.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, the revolving loan facility, will be sufficient to fund its operations for the foreseeable future.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The following financial statements of the Company and its subsidiaries are included below on pages 58 through 80 of this report:


                                                                     10K
                                                                  Report Page
                                                                  -----------
        Consolidated Balance Sheets at
        June 30, 1997 and 1996                                       58-59

        Consolidated Statements of Income for the
        years ended June 30, 1997, 1996 and 1995                       60

        Consolidated Statements of Cash Flows for
        the years ended June 30, 1997, 1996 and 1995                   61

        Consolidated Statements of Shareholders'
        Equity for the years ended June 30, 1997,
        1996 and 1995                                                  62

        Notes to Consolidated Financial Statements                   63-79

        Report of Independent Accountants                              80

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     1997        1996
                                                   ---------   ---------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                   $  38,865   $  29,948
      Restricted Cash                                12,104      16,590
      Accounts Receivable, Net                       12,322       9,684
      Inventories                                     4,549       3,290
      Prepaid Expenses and Other                      2,676       2,055
                                                    -------     -------
         Total Current Assets                        70,516      61,567
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           34,348      18,956
      Buildings                                      50,906      50,570
      Equipment                                      63,609      51,198
      Construction In Progress                           91           -
                                                    -------     -------
                                                    148,954     120,724

      Accumulated Depreciation                      (58,266)    (49,283)
                                                    -------     -------
         Land, Buildings and Equipment, Net          90,688      71,441
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         37,770      37,709
      Perkins Program Fund, Net                       6,075       5,483
      Other Assets                                    1,654       1,889
                                                    -------     -------
         Total Other Assets                          45,499      45,081
                                                    -------     -------
   TOTAL ASSETS                                   $ 206,703   $ 178,089
                                                    =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     1997        1996
                                                   ---------   ---------
LIABILITIES:

   Current Liabilities:

      Accounts Payable                            $  22,301   $  18,859
      Accrued Salaries, Wages and Benefits           16,077      14,735
      Accrued Expenses                                7,620       7,640
      Advance Tuition Payments                        6,594       7,617
      Deferred Tuition Revenue                        5,701       3,609
                                                    -------     -------
         Total Current Liabilities                   58,293      52,460
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                 33,000      61,500
      Deferred Income Tax Liability                   3,060       2,207
      Deferred Rent and Other                         7,080       4,635
                                                    -------     -------
         Total Other Liabilities                     43,140      68,342
                                                    -------     -------
   TOTAL LIABILITIES                                101,433     120,802
                                                    -------     -------
COMMITMENTS & CONTINGENCIES  (Note 8)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 par value, 75,000,000
      Shares Authorized,34,504,214 and
      33,243,704 Shares Issued and Outstanding
      at June 30, 1997 and 1996, Respectively           345         333
   Additional Paid-in Capital                        60,482      36,694
   Retained Earnings                                 44,006      19,820
   Foreign Currency Translation Adjustment              437         440
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       105,270      57,287
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 206,703   $ 178,089
                                                    =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                  CONSOLIDATED  STATEMENTS  OF  INCOME
           (Dollars in Thousands Except for Per Share Amounts)

                                               For The Year Ended
                                                    June 30,

                                          1997        1996        1995
                                        --------    --------    --------
REVENUES:

   Tuition                             $280,774    $236,607    $207,530
   Other Educational                     26,558      22,341      19,887
   Interest                                 987       1,059       1,176
                                        -------     -------     -------
      Total Revenues                    308,319     260,007     228,593
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         178,135     155,254     136,721
   Student Services and
    Administrative Expense               87,480      70,992      63,043
   Interest Expense                       2,848       1,063       3,070
                                        -------     -------     -------
      Total Costs and Expenses          268,463     227,309     202,834
                                        -------     -------     -------
Income Before Income Taxes               39,856      32,698      25,759

Income Tax Provision                     15,670      13,453      10,863
                                        -------     -------     -------
NET INCOME                             $ 24,186    $ 19,245    $ 14,896
                                        =======     =======     =======

EARNINGS PER COMMON SHARE                 $0.71       $0.57       $0.45
                                        =======     =======     =======

The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)

                                                  For The Year Ended June 30,
                                                    1997     1996     1995
                                                  -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $24,186  $19,245  $14,896
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                   9,676    7,516    6,157
     Amortization                                   1,586       63       63
     Provision for Refunds and
      Uncollectible Accounts                       16,786   16,130   12,810
     Deferred Income Taxes                          1,978     (456)   5,480
     (Gain) Loss on Disposals of Land,
      Buildings and Equipment                        (116)      19       (7)
     Changes in Assets and Liabilities:
         Restricted Cash                            4,486    3,589   (9,130)
         Accounts Receivable                      (19,257) (18,645) (11,746)
         Inventories                               (1,259)     263     (629)
         Prepaid Expenses And Other                (1,746)    (118)    (128)
         Perkins Program Fund Contribution
          and Other                                   274   (1,188)  (1,649)
         Accounts Payable                           3,442    3,210    3,136
         Accrued Salaries, Wages,
          Expenses and Benefits                     1,322    6,239      667
         Advance Tuition Payments                  (1,023)  (7,340)   7,943
         Deferred Tuition Revenue                   2,092     (159)     337
                                                   ------   ------   ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        42,427   28,368   28,200
                                                   ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                            (28,807) (18,352) (14,551)
  Acquisition of Net Assets (Note 2):
     Payment for Purchase of Operating
      Assets, Net of Cash Acquired                      -  (16,930)       -
     Payment for Purchase of
      Intellectual Property                             -  (17,935)       -
                                                   ------   ------   ------
  NET CASH USED IN INVESTING ACTIVITIES           (28,807) (53,217) (14,551)
                                                   ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options             217       84       47
  Net Proceeds from Common Stock Offering          23,583        -        -
  Proceeds From Revolving Credit Facility          15,000   46,500   22,000
  Repayments Under Revolving Credit Facility      (43,500) (18,029) (20,000)
  Repayments of Debt                                    -        -  (12,195)
                                                   ------   ------   ------
  NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                            (4,700)  28,555  (10,148)

Effects of Exchange Rate Differences                   (3)     (10)      47
                                                   ------   ------   ------
NET INCREASE IN CASH AND CASH EQUIVALENTS           8,917    3,696    3,548

Cash and Cash Equivalents at Beginning
 of Year                                           29,948   26,252   22,704
                                                   ------   ------   ------
Cash and Cash Equivalents at End of Year          $38,865  $29,948  $26,252
                                                   ======   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                    $2,893   $1,429   $3,367
  Income Taxes Paid During the Year                16,778   13,902    7,080

The accompanying notes are an integral part of these consolidated financial statements.


                             DEVRY INC.
          CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                      (Dollars in Thousands)

                                             For The Year Ended June 30,

                                               1997      1996     1995
                                             --------- -------- --------
Common Stock:

 Beginning of year                          $     333 $    333 $    333
 Proceeds from public offering                     12        -        -
                                             --------- -------- --------
 End of year                                      345      333      333
                                             ========= ======== ========
Additional Paid-In Capital:

 Beginning of year                             36,694   36,610   36,563
 Proceeds from public offering                 23,571        -        -
 Proceeds from exercise of stock options          217       84       47
                                             --------- -------- --------
 End of year                                   60,482   36,694   36,610
                                             ========= ======== ========
Retained Earnings (Accumulated Deficit):

 Beginning of year                             19,820      575  (14,321)
 Net income per accompanying statement         24,186   19,245   14,896
                                             --------- -------- --------
 End of year                                   44,006   19,820      575
                                             ========= ======== ========
Foreign Currency Translation Adjustment:

 Beginning of year                                440      450      403
 Translation Adjustment                            (3)     (10)      47
                                             --------- -------- --------
 End of year                                      437      440      450
                                             ========= ======== ========
TOTAL SHAREHOLDERS' EQUITY, END OF YEAR     $ 105,270 $ 57,287 $ 37,968
                                             ========= ======== ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    DEVRY INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1997



NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
DeVry Inc. (the Company), through its wholly owned subsidiaries, operates an international system of degree-granting, career-oriented higher-education schools and a leading international training firm. Keller Graduate School of Management, Inc. (KGSM), is one of the largest regionally accredited higher-education systems in North America. Its DeVry Institutes award associate and bachelor's degrees in electronics, computer information systems, business administration, accounting, technical management and telecommunications management. Until June 1997, the DeVry Institutes were located on 10 campuses in the United States and four campuses in Canada. An eleventh U.S. campus was opened in July 1997. Keller Graduate School (Keller) awards master's degrees in business administration, human resource management, project management and telecommunications management. Keller classes are offered at 20 locations in Illinois, California, Missouri, Georgia, Wisconsin, Arizona, and Virginia. Two additional locations are scheduled to open in September 1997. Becker CPA Review (Becker CPA) is the leading international training firm preparing students to pass the Certified Public Accountant
(CPA) examination. Currently, the CPA exam review course is offered at approximately 144 locations in the United States as well as at 24 international locations. Becker CPA also offers a Certified Management Accountant (CMA) examination review course in the United States. The Corporate Educational Services division offers on-site management and technical training programs for larger corporations and government agencies.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Becker CPA accounts are consolidated based upon an April 30 fiscal year end, which is its natural year end based on its business cycle. There were no events occurring at Becker CPA during the intervening period before June 30, that materially affected the financial position or results of operations of the Company. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

Cash and Cash Equivalents
Cash and cash equivalents include time deposits, commercial paper, municipal bonds and bankers acceptances with maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature. The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution. The Company evaluates the credit worthiness of the security issuers and financial institutions with which it invests.

Financial Aid and Restricted Cash
Financial aid and assistance programs, in which most of the Company's students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the U.S. and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against the Company.

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

Revenue Recognition
Tuition revenue and provisions for refunds and uncollectible accounts are recognized ratably over each of the academic terms in a fiscal year. The provisions for refunds and uncollectible accounts are included in the cost of educational services in the Consolidated Statements of Income. Related reserves are $5,956,000 and $6,603,000 at June 30, 1997 and 1996, respectively. Textbook sales and other educational revenues are recognized when they occur. Revenue from training services is recognized when the training is provided.

Inventories
Inventories consist mainly of textbooks, electronics kits and supplies held for sale to students enrolled in KGSM's educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

Land, Buildings and Equipment
Land, buildings and equipment are recorded at cost. Cost includes additions and those improvements that increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Interest is capitalized as a component of cost on major projects during the construction period. No interest was capitalized for the year ended June 30, 1997. The amount of interest capitalized for the years ended June 30, 1996 and 1995, was $314,000 and $101,000, respectively. Assets under construction are reflected in construction in progress until they are ready for their intended use.

Depreciation is computed using the straight line method over estimated service lives ranging from three to 31 years.

Intangible Assets
Intangible assets relate to the acquired business operations of DeVry Institutes and Becker CPA (Note 2). These assets consist of the purchase prices allocated to the estimated fair value of certain assets acquired
(Note 3). Accumulated amortization is computed using the straight line method over the assets' estimated useful lives of 25 to 40 years.

The Company expenses all marketing and new school opening costs as incurred.

Perkins Program Fund
The Company makes contributions to the Perkins Student Loan Fund at a rate equal to 33% of that contributed by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values net of allowances for losses on loan collections of $1,714,000 and $1,547,000 at June 30, 1997 and 1996, respectively.

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

Foreign Currency Translation
The financial position and results of operations of the Company's foreign subsidiary and other foreign operations are measured using the local currencies as the functional currencies. Assets and liabilities of the foreign subsidiary and other foreign operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange prevailing during the year.
The resultant translation adjustments are included in the component of shareholders' equity designated as Foreign Currency Translation Adjustment. Transaction gains or losses during the years ended June 30, 1997, 1996 and 1995, were insignificant.

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

Earnings Per Common Share
Earnings per common share are determined by dividing net earnings by the weighted average number of common and common share equivalents outstanding during the year after giving retroactive effect to the stock splits (Note 7). Stock options are included as common stock equivalents using the treasury stock method. The number of shares used in computing the net earnings per share was 34,085,000, 33,661,000 and 33,454,000 in 1997, 1996 and 1995,
respectively.

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

Stock-based Compensation
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which is effective for the Company's year ended June 30, 1997. As permitted by SFAS 123, the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has provided the pro forma disclosures as required by SFAS 123 for the years ended June 30, 1997 and 1996 in Note 7.

Recent Accounting Pronouncement
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This new statement, which will be adopted during the second quarter of the Company's 1998 fiscal year, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. Net income per share as reported and the unaudited pro forma earnings per share based on the new standard are as follows for the year ended June 30, 1997:

         Net income per share as reported                 $0.71
         Pro forma basic earnings per share               $0.72
         Pro forma diluted earnings per share             $0.71

Reclassifications
Certain previously reported amounts have been reclassified to conform to the current presentation format.

NOTE 2: ACQUISITION

On June 19, 1996, a newly formed, wholly owned subsidiary of the Company acquired substantially all of the tangible operating assets and trade names and assumed certain liabilities of Becker CPA for $18,458,000 in cash. On this same date, another newly formed, wholly owned subsidiary of the Company acquired certain copyrights, other intellectual property and publicity rights of Becker CPA for $17,935,000 in cash. Becker CPA is the leading international training firm preparing students to pass the nationally administered CPA exam, and it also offers a CMA exam review course. Funding for the acquisitions was obtained through borrowings under the Company's revolving credit facility
(Note 5).

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

The following unaudited pro forma financial information presents the results of operations of the Company and the acquired Becker CPA business as if the acquisitions had occurred at the beginning of each fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

                                            1996         1995
                                        (Unaudited)   (Unaudited)
                                        -----------   -----------
        Net Sales                         $279,938     $248,386
        Net Income                          19,375       15,035
        Earnings Per Common Share            $0.58        $0.45

NOTE 3: INTANGIBLE  ASSETS

Intangible assets that were not fully amortized at June 30 consist of the following:

                                             1997            1996
                                         -----------     -----------
    Trademarks                           $ 2,521,000     $ 2,521,000
    Trade Names                           17,465,000      17,465,000
    Intellectual Property                 17,425,000      17,425,000
    Other                                  2,478,000         860,000
                                         -----------     -----------
                                          39,889,000      38,271,000
    Accumulated Amortization              (2,119,000)       (562,000)
                                         -----------     -----------
                                         $37,770,000     $37,709,000
                                         ===========     ===========

NOTE 4: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                   For the Year Ended June 30,
                             ---------------------------------------
                                 1997          1996          1995
                             ---------------------------------------
    U.S.                     $44,731,000   $35,645,000   $23,323,000
    Foreign                   (4,875,000)   (2,947,000)    2,436,000
                             ---------------------------------------
    Total                    $39,856,000   $32,698,000   $25,759,000
                             =======================================

The net income tax provisions (benefits) related to the above results are as follows:

                                   For the Year Ended June 30,
                             ---------------------------------------
                                 1997          1996          1995
                             ---------------------------------------
Current Tax Provision:
    U.S. Federal             $12,575,000   $11,968,000   $ 3,141,000
    State and Local            2,412,000     2,717,000       897,000
    Foreign                   (1,295,000)     (776,000)    1,345,000
                             ---------------------------------------
       Total Current          13,692,000    13,909,000     5,383,000
Deferred Tax Provision:
    U.S. Federal               1,982,000      (214,000)    4,578,000
    State and Local              455,000       (44,000)      838,000
    Foreign                     (459,000)     (198,000)       64,000
                             ---------------------------------------
       Total Deferred          1,978,000      (456,000)    5,480,000
                             ---------------------------------------
Net Income Tax Provision     $15,670,000   $13,453,000   $10,863,000
                             =======================================

The income tax provisions differ from those computed using the statutory rate as a result of the following items:

                                        For the Year Ended June 30,
                      ---------------------------------------------------------
                              1997              1996                1995
                      ---------------------------------------------------------
Expected Provision    $13,950,000  35.0%  $11,444,000  35.0%  $ 9,016,000 35.0%
Higher (Lower) Rates
 on Foreign Operations    (48,000) (0.1%)    (312,000) (1.0%)     323,000  1.3%
State Income Taxes      1,864,000   4.7%    1,767,000   5.4%    1,123,000  4.4%
Other                     (96,000) (0.3%)     554,000   1.7%      401,000  1.5%
                      ---------------------------------------------------------
Income Tax Provision  $15,670,000  39.3%  $13,453,000  41.1%  $10,863,000 42.2%
                      =========================================================

Deferred income tax assets (liabilities) result primarily from the recognition of the tax benefits of net operating loss carryforwards and from temporary differences in the recognition of various expenses for tax and financial statement purposes. These assets and liabilities are composed of the following:

                                            For the Year Ended
                                  --------------------------------------
                                     1997          1996          1995
                                  --------------------------------------
 Loss Carryforwards               $       -     $       -     $  829,000
 Employee Benefits                 1,765,000     1,207,000     1,187,000
 Tax Credits                              -             -         47,000
 Rental and Occupancy                644,000       762,000       787,000
 Receivable Reserves and Other     3,710,000     2,953,000     1,608,000
                                  --------------------------------------
 Gross Deferred Tax Assets         6,119,000     4,922,000     4,458,000

 Depreciation and Other           (5,748,000)   (4,837,000)   (5,014,000)
 Amortization                     (3,440,000)   (1,176,000)     (991,000)
                                  --------------------------------------
 Gross Deferred Tax Liabilities   (9,118,000)   (6,013,000)   (6,005,000)
                                  --------------------------------------
     Net Deferred Taxes          ($3,069,000)  ($1,091,000)  ($1,547,000)
                                  ======================================

Based on the Company's history of operating earnings and its expectations for the future, management believes that operating income will be sufficient to recognize fully all deferred tax assets.

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:

                                       For the Year Ended June 30,
                                 --------------------------------------
                                     1997          1996          1995
                                 --------------------------------------
Realization of Operating
  Loss Carryforwards             $       -     $  829,000    $4,220,000
Excess Tax (Book) Depreciation
  and Amortization                3,175,000       266,000        87,000
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes        (1,197,000)   (1,603,000)      973,000
Other, Net                               -         52,000       200,000
                                 --------------------------------------
Deferred Tax Provision           $1,978,000   ($  456,000)   $5,480,000
                                 ======================================

NOTE 5: REVOLVING  LOAN  AGREEMENT

All of the Company's borrowings and letters of credit under its revolving loan agreement are through KGSM. This agreement consists of a revolving credit and letter of credit facility in an aggregate amount not to exceed $85,000,000. This agreement was amended in June 1996 to permit the acquisition of Becker CPA (Note 2), increase the borrowing limits, extend its term and provide for reduced interest rates upon the achievement of certain financial ratios. This agreement was amended again in June 1997 to permit increased annual capital expenditures in conjunction with the Company's expansion plans. All borrowings and letters of credit under the revolving loan agreement mature in August 1999, and there are no required installment payments. Outstanding borrowings under the revolving loan agreement are $33,000,000 and $61,500,000 at June 30, 1997 and 1996, respectively. There is also a $1,440,000 letter of credit outstanding under this agreement at June 30, 1997 and 1996. Outstanding borrowings under the revolving loan agreement bear interest, payable quarterly, at either the prime rate or a Eurodollar rate plus 0.625%, at the option of the Comapny. Outstanding letters of credit under the revolving loan agreement are charged an annual fee equal to 0.625% of the undrawn face amount of the letter of credit, payable quarterly. Certain financial ratios have been achieved at the end of the third and fourth quarters in fiscal 1997, which will reduce the Eurodollar margin and letter of credit fee to 0.50% effective
July 1, 1997, and 0.35% effective October 1, 1997. The effective interest rate on outstanding borrowings at June 30, 1997, was 7.34%.

The bank financing agreement contains certain covenants that, among other things, limit annual capital expenditures and require maintenance of certain financial ratios as defined in the agreement. None of these covenants negatively impacts the Company's liquidity or capital resources.

In June 1995, the Company voluntarily prepaid the entire $7,870,000 remaining balance of its senior subordinated notes. On December 1, 1994, in conjunction with the scheduled principal payment on this date, the Company made a voluntary prepayment of $775,000. These senior subordinated notes bore interest at a rate of 13% per annum and were subordinate to the revolving credit facility.

NOTE 6:  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
All employees who meet certain eligibility requirements can participate in Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount equal to 1.5% of the total eligible compensation of employees who make contributions under the plan. Matching contributions under the plan were approximately $1,131,000, $791,000 and $636,000 in 1997, 1996 and
1995, respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $2,149,000, $1,898,000 and $1,566,000 in 1997, 1996 and 1995, respectively.

Employee Stock Purchase Plan
Under provisions of the DeVry Employee Stock Purchase Plan any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the Plan. These expenses were insignificant for the years ended June 30, 1997, 1996 and 1995.

NOTE 7: SHAREHOLDERS' EQUITY

Stock Splits
On June 21, 1995, and again on December 18, 1996, the Company's common stock was split two-for-one in the form of 100% stock dividends. The par value of the additional shares arising from both splits has been reclassified from retained earnings to common stock. In addition, all references in the financial statements to the number of shares outstanding, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect both stock splits as though they had occurred at the beginning of the initial period presented.

Stock Offering
In April 1997, the Company and certain shareholders completed an offering of the Company's common stock. In this offering, the Company sold 1,200,000 shares of its common stock. The Company's proceeds of the offering, net of underwriting discounts and commissions and other related expenses, were approximately $23,580,000. Substantially all the net proceeds were used to repay indebtedness. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

Stock Option Plans
The Company maintains three stock-based award plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan. Under these Plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of the Company's common stock. The Amended and Restated Stock Incentive Plan and the 1994 Stock Incentive Plan are administered by a Plan Committee of the board of directors. Plan Committee members are granted automatic, nondiscretionary annual options. The 1991
Stock Incentive Plan is administered by the board of directors. Options under all three Plans are granted for terms of up to 10 years and vest over periods of one to five years. The option price under the Plans is the fair market value of the shares on the date of the grant.

At June 30, 1997, 1,502,770 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

A summary of activity under the stock option plans is as follows:

                                                      Options Outstanding
                                                   ---------------------------
                                                                    Weighted
                                          Shares                     Average
                                        Available     Number        Exercise
                                        for Grant   Outstanding       Price
                                        -----------------------     --------
Balance at June 30, 1994                 1,232,800      361,200       $3.59
 Options Granted                          (284,400)     284,400       $6.74
 Options Exercised                             -        (14,000)      $3.33
 Options Canceled                           14,400      (14,400)      $6.25
                                         ----------------------
Balance at June 30, 1995                   962,800      617,200       $4.99
 Options Granted                          (132,100)     132,100      $10.96
 Options Exercised                             -        (16,480)      $5.14
 Options Canceled                           21,300      (21,300)      $7.57
                                         ----------------------
Balance at June 30, 1996                   852,000      711,520       $6.02
 Options Granted                          (156,500)     156,500      $23.08
 Options Exercised                             -        (60,750)      $3.58
 Options Canceled                           14,800      (14,800)     $11.90
                                         ----------------------
Balance at June 30, 1997                   710,300      792,470       $9.46
                                         ======================

A summary of outstanding and exercisable stock options as of June 30, 1997, is as follows:

                       Options Outstanding              Options Exercisable
                 ----------------------------------    ----------------------
                             Weighted
                               Average     Weighted                  Weighted
  Range of                    Remaining    Average                    Average
  Exercise       Number of   Contractual   Exercise    Number of     Exercise
   Prices         Shares        Life        Price       Shares         Price
 -----------------------------------------------------------------------------
 $0.79-1.75       123,950       1.55         $1.02      123,950        $1.02

 $3.31-7.38       393,080       6.60         $6.37      227,960        $6.23

 $10.13-12.56     122,940       8.14        $10.96       26,780       $10.96

 $22.38-25.25     152,500       9.17        $23.08            -            -
                  -------       ----        ------      -------       ------
                  792,470       6.54         $9.46      378,690        $4.86
                  =======       ====        ======      =======       ======

Pro Forma Disclosure
As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards. Under APB Opinion No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the common stock options awarded are equal to the fair market value of the underlying security on the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 1997 and 1996 was $12.57 and $5.89 per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:


                                              1997         1996
                                            -------      -------
     Expected life (in years)                  8.10         8.10
     Expected volatility                      34.59%       34.44%
     Risk free interest rate                   6.80%        6.52%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 1997 and 1996:

                                                       Fiscal        Fiscal
                                                        1997          1996
                                                      -------       -------
    Net income as reported                            $24,186       $19,245
    Pro forma net income                              $23,885       $19,162

    Earnings per common share as reported               $0.71         $0.57
    Pro forma earnings per common share                 $0.70         $0.57

The pro forma effect on net income and earnings per common share for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

KGSM and Becker CPA lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 1997, are as follows:

             Year Ended
              June 30,                      Amount
             ----------                   -----------
                1998                      $12,860,000
                1999                       12,780,000
                2000                       11,710,000
                2001                       11,570,000
                2002                       10,830,000
             Thereafter                    68,070,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 1997, 1996 and 1995, were $15,990,000, $13,879,000 and $12,553,000, respectively.

The Company is subject to occasional lawsuits, investigations and claims arising in the normal conduct of its business. Neither the Company nor any of its subsidiaries is currently a party to any material legal action except those described below.

During 1996, the Ontario Ministry of Education and Training temporarily suspended, and later conditionally reinstated, the processing of financial aid applications for students attending the Company's Toronto-area schools. Full unconditional reinstatement is subject to the Ministry's completion of certain procedures regarding verification of the Company's compliance with current financial aid processing regulations.

In July 1996, the Company and DeVry Canada, Inc. were served with a purported class action lawsuit filed in Canada by a former student alleging breach of contract and misrepresentation about the quality of DeVry Institutes' educational programs. The Company believes that the claims in the lawsuit are frivolous and without merit. In response to the lawsuit, the Company has filed a Statement of Defense and continues to vigorously contest the allegations and certification of the class. Although the outcome cannot be predicted with certainty, the Company believes the resolution of this matter will not have a material effect on the Company's financial position, results of operations or liquidity.

NOTE 9:  OPERATIONS BY GEOGRAPHIC AREA

The Company operates in a single industry segment as a provider of educational services. The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues from each separate geographic region were less than 10% of total revenues. Revenues, income before interest and taxes, and identifiable assets by geographic area are as follows:

                                        For the Year Ended June 30,
                                --------------------------------------------
                                     1997            1996            1995
                                --------------------------------------------
Revenues:
  Domestic Operations           $287,190,000    $234,180,000    $205,424,000
  International Operations        21,129,000      25,827,000      23,169,000
                                --------------------------------------------
  Consolidated                  $308,319,000    $260,007,000    $228,593,000
                                ============================================
Income Before Interest
  and Taxes:
  Domestic Operations            $47,570,000     $36,708,000     $26,393,000
  International Operations        (4,866,000)     (2,947,000)      2,436,000
                                --------------------------------------------
  Consolidated                   $42,704,000     $33,761,000     $28,829,000
                                ============================================
Identifiable Assets:
  Domestic Operations           $199,420,000    $170,828,000    $119,160,000
  International Operations        $7,283,000       7,261,000       7,511,000
                                --------------------------------------------
  Consolidated                  $206,703,000    $178,089,000    $126,671,000
                                ============================================

NOTE 10:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 1997 and 1996, are as follows (dollars in thousands, except for per share amounts):

1997                                          Quarter
----                           -------------------------------------    Total
                                First     Second    Third     Fourth     Year
                               ------------------------------------------------
Revenues                       $69,249   $81,262   $81,133   $76,675   $308,319
Income Before Interest
 and Taxes                       9,034    11,955    11,310    10,405     42,704
Net Income                       4,960     6,781     6,454     5,991     24,186
Earnings Per Common Share         0.15      0.20      0.19      0.17       0.71


1996                                          Quarter
----                           -------------------------------------    Total
                                First     Second    Third     Fourth     Year
                               ------------------------------------------------
Revenues                       $59,839   $66,940   $68,412   $64,816   $260,007
Income Before Interest
 and Taxes                       7,382     9,336     8,822     8,221     33,761
Net Income                       4,031     5,385     5,062     4,767     19,245
Earnings Per Common Share         0.12      0.16      0.15      0.14       0.57

                       Report of Independent Accountants
                       ---------------------------------


To the Board of Directors
and Shareholders of DeVry Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 83 present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Companys management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PRICE WATERHOUSE LLP
Price Waterhouse LLP
Chicago, Illinois
August 1, 1997

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference. Information regarding executive officers is included on pages 34 through 36 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings, if required, will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 19, 1996, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference.

ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 19, 1996, and is incorporated herein by reference.

                                 PART  IV
                                 --------
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial  Statements

     The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 58 through 80 of this Form 10-K.

                                                                10K
                                                            Report Page
                                                            -----------
     Consolidated Balance Sheets at
     June 30, 1997 and 1996                                     58-59

     Consolidated Statements of Income for the
     years ended June 30, 1997, 1996 and 1995                    60

     Consolidated Statements of Cash Flows for
     the years ended June 30, 1997, 1996 and 1995                61

     Consolidated Statements of Shareholders'
     Equity for the years ended June 30, 1997,
     1996 and 1995                                               62

     Notes to Consolidated Financial Statements                 63-79

     Report of Independent Accountants                           80

     (2)  Supplemental Financial Statement Schedules

     The   following   supplemental  schedule  of  the  Company   and   its
     subsidiaries is included on page 88 of this Form 10-K.

                                                                10K
                                                            Report Page
                                                            -----------
     II.  - Valuation and Qualifying Accounts                    88

     Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

     (3)  Exhibits

     A complete listing of exhibits is included on pages 89 through 91 of this Form 10-K.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of its fiscal year ending June 30, 1997.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)


YEAR ENDED JUNE 30,                              1997      1996      1995      1994      1993
------------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                     $308,319  $260,007  $228,593  $211,437  $191,915
  Depreciation                                    9,676     7,516     6,157     6,981     6,609
  Amortization of Intangible Assets               1,586        63        63       346       190
  Earnings Before Interest and Taxes (EBIT)      42,705    33,761    28,829    25,618    22,438
  EBIT as a Percent of Revenues                    13.9%     13.0%     12.6%     12.1%     11.7%
  Interest Expense                                2,848     1,063     3,070     4,615     6,849
  Net Income                                     24,186    19,245    14,896    12,225     9,431
  Change from Prior Year in Net Income             25.7%     29.2%     21.8%     29.6%    60.1% <F1>
  Earnings Per Common Share (EPS)                  0.71      0.57      0.45      0.37      0.28
  Shares Used in Calculating EPS
   (In Thousands)                                34,085    33,661    33,454    33,388    33,263
FINANCIAL POSITION:
  Cash and Cash Equivalents                      38,865    29,948    26,252    22,704    13,344
  Total Assets                                  206,703   178,089   126,671   106,798    99,210
  Total Funded Debt                              33,000    61,500    33,029    43,224    55,712
  Total Shareholders' Equity                    105,270    57,287    37,968    22,978    11,022
OTHER SELECTED DATA:
  Cash Provided by Operating Activities          42,427    28,368    28,200    28,405    24,058
  Capital Expenditures                           28,807    18,352    14,551     6,288     5,147
  Total DeVry and KGSM Fall Term
      Student Enrollment                         34,596    32,612    29,884    28,815    27,336
  Number of DeVry Institutes                         14        13        13        11        11
  Number of KGSM Centers                             20        18        17        15        12
  Shares Outstanding at Year-end
      (in Thousands)                             34,504    33,244    33,227    33,213    33,209
  Closing Price of Common Stock
      at Year-end                                    27    22 1/2        10     7 1/4    6 9/32
  Price Earnings Ratio on Common Stock <F2>          38        39        22        20        22

<F1> Comparison to fiscal 1992 is with Income before Cumulative Effect of Change in
     Accounting Principle
<F2> Computed on trailing four quarters of earnings per common share.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVRY INC.



 Date: September 23, 1997               By/s/Dennis J. Keller
                                          Dennis J. Keller
                                          Chairman and Chief
                                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                     Title                              Date
---------                     -----                              ----


/s/Dennis J. Keller
Dennis J. Keller              Chairman, Chief Executive
                              Officer and Director               9/23/97


/s/Ronald L. Taylor
Ronald L. Taylor              President, Chief Operating
                              Officer and Director               9/23/97


/s/Norman M. Levine
Norman M. Levine              Vice President, Chief
                              Financial Officer, Controller
                              and Principal Accounting Officer   9/23/97


/s/Ewen M. Akin
Ewen M. Akin                  Director                           9/07/97



/s/Charles A. Bowsher
Charles A. Bowsher            Director                           9/10/97

Signature                     Title                              Date
---------                     -----                              ----


/s/David S. Brown
David S. Brown                Director                           9/11/97



/s/Ann I. Gannon
Ann I. Gannon                 Director                           9/11/97



/s/Robert E. King
Robert E. King                Director                           9/10/97



/s/Frederick A. Krehbiel
Frederick A. Krehbiel         Director                           9/11/97




Thurston E. Manning           Director




/s/Robert C. McCormack
Robert C. McCormack           Director                           9/09/97



/s/Julie A. McGee
Julie A. McGee                Director                           9/12/97



/s/Hugo J. Melvoin
Hugo J. Melvoin               Director                           9/22/97

                                   DEVRY INC.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 For the Years Ended June 30, 1997, 1996 and 1995
                              (Dollars in Thousands)

                                                 Balance at      Charged to        Charged to                   Balance at
Description of Allowances                        Beginning       Costs and         Other         Deductions     End of
and Reserves                                     of Period       Expenses          Accounts         <F1>        Period
--------------------------------------------------------------------------------------------------------------------------
1997
----
Deducted from accounts receivable
 for refunds and uncollectible accounts            $6,603          $16,592               -         $17,239        $5,956

Deducted from notes receivable for
 uncollectible notes                                   15               36               -               1            50

For loss on disposition of inventory                   61               38               -              36            63

For loss on DeVry capital contributions
 to Perkins loan program                            1,547              167               -               -         1,714

1996
----
Deducted from accounts receivable
 for refunds and uncollectible accounts            $5,368          $15,867               -         $14,632        $6,603

Deducted from notes receivable for
 uncollectible notes                                   24                -               -               9            15

For loss on disposition of inventory                   61               22               -              22            61

For loss on DeVry capital contributions
 to Perkins loan program                            1,275              272               -               -         1,547

1995
----
Deducted from accounts receivable
 for refunds and uncollectible accounts            $6,121          $12,634               -         $13,387        $5,368

Deducted from notes receivable for
 uncollectible notes                                   29                5               -              10            24

For loss on disposition of inventory                   62               15               -              16            61

For loss on DeVry capital contributions
 to Perkins loan program                            1,099              176               -               -         1,275

<F1> Write-offs of uncollectible amounts or inventory.

                             INDEX TO EXHIBITS
                             -----------------


Exhibit                                     Sequentially     Incorporated by
Number               Exhibit                Numbered Page    Reference to
-------        ---------------------------- -------------  ------------------
2(a)           Agreement regarding purchase                Exhibit 2 to the
               of Becker CPA assets dated                  Company's Form 8-K
               as of June 19, 1996                         filed July 3, 1996

3(a)           Certificate of Amendment of                 Exhibit 3(a) to the
               Restated Certificate of                     Company's Form 10-K
               Incorporation of the                        for the year ended
               Registrant                                  June 30, 1995

3(b)           Certificate of Amendment of                 Exhibit 3.1 to the
               Restated Certificate of                     Company's Form S-3,
               Incorporation of the                        #333-22457 dated
               Registrant                                  February 27, 1997

3(c)           Amended and Restated By-Laws                Exhibit 3(d) to
               of the Registrant                           Amendment #1 of the
                                                           Company's Form S-1,
                                                           #33-40151 dated
                                                           May 21, 1991

4(a)           Amended and Restated                        Exhibit 4(a) to the
               Financing Agreement, dated                  Company's Form 10-K
               as of January 14, 1994,                     for the year ended
               between Keller Graduate                     June 30, 1994
               School of Management, Inc.,
               certain financial
               institutions and Continental
               Bank N.A.

4(b)           First Amendment, dated as of                Exhibit 4(b) to the
               July 18, 1995, to Amended                   Company's Form
               and Restated Financing                      10-K for the year
               Agreement between Keller                    ended June 30, 1995
               Graduate of School of
               Management, Inc., certain
               financial institutions and
               Bank of America Illinois

4(c)           Amended and Restated                        Exhibit 4(c) to the
               Financing Agreement, dated                  Company's Form 10-K
               as of June 12, 1996, between                for the year ended
               Keller Graduate School of                   June 30, 1996.
               Management, Inc., certain
               financial institutions and
               Bank of America Illinois

Exhibit                                     Sequentially    Incorporated by
Number               Exhibit                Numbered Page   Reference to
-------        ---------------------------  -------------  ------------------
4(d)           First Amendment, dated as of
               June 6, 1997, to Amended and
               Restated Financing Agreement
               between Keller Graduate
               School of Management, Inc.,
               certain financial
               institutions and Bank of
               America Illinois.                92-95

4(e)           Instrument of Waiver and                    Exhibit 4(r) to the
               Consent dated as of August                  Company's Form S-3
               31, 1992, by and among                      #33-58636, dated
               Keller Graduate School of                   February 22, 1993
               Management, Inc., the
               Registrant and certain
               financial institutions
               regarding the Note Agreement
               dated as of November 15,
               1987

10(a)          Registrant's Amended and                    Exhibit 10.1 to the
               Restated Stock Incentive                    Company's Form S-3,
               Plan                                        #333-22457 dated
                                                           February 27, 1997



10(b)          Registrant's 1991 Stock                     Exhibit 10.3 to the
               Incentive Plan                              Company's Form S-3,
                                                           #333-22457 dated
                                                           February 27, 1997


10(c)          Registrant's 1994 Stock                     Exhibit 10.2 to the
               Incentive Plan                              Company's Form S-3,
                                                           #333-22457 dated
                                                           February 27, 1997

10(d)          DeVry Inc. Amended and                      Exhibit 10(d) to
               Restated Profit Sharing                     the Company's Form
               Retirement Plan dated                       10-K for the year
               effective as of July 1, 1992                ended June 30, 1996

10(e)          First Amendment to DeVry                    Exhibit 10(e) to
               Inc. Amended and Restated                   the Company's Form
               Profit Sharing Retirement                   10-K for the year
               Plan                                        ended June 30, 1996

Exhibit                                     Sequentially    Incorporated by
Number               Exhibit                Numbered Page   Reference to
-------        ---------------------------  -------------  ------------------
10(f)          Amendment to DeVry Inc.          96-97
               Amended and Restated Profit
               Sharing Retirement Plan


10(g)          Amendment to DeVry Inc.            98
               Amended and Restated Profit
               Sharing Retirement Plan

10(h)          Amendment to DeVry Inc.            99
               Amended and Restated Profit
               Sharing Retirement Plan

10(i)          Employee Stock Purchase Plan                Exhibit 10(f) to
                                                           the Company's Form
                                                           S-3, #33-58636
                                                           dated February 22,
                                                           1993

10(j)          First Amendment to Employee                 Exhibit 10(h) to
               Stock Purchase Plan                         the Company's Form
                                                           10-K for the year
                                                           ended June 30, 1994

10(k)          Form of Indemnification                     Exhibit 10(d) to
               Agreement between the                       the Company's Form
               Registrant and its directors                S-1, #33-40151
                                                           dated April 24,
                                                           1991

10(l)          Employment Agreement between                Exhibit 10(f) to
               the Registrant and each of                  the Company's Form
               Dennis J. Keller and Ronald                 10-K for the year
               L. Taylor                                   ended June 30, 1991

21             Subsidiaries of the               100
               Registrant

23             Consent of Price Waterhouse       101
               LLP, independent accountants


27             Financial Data Schedule           102