Form 10-Q
period 1997-09-30
DEVRY INC
filed 1997-11-10
CIK 730464

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                             _______________________



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997


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

                                    YES   X
                                         ---

Number of shares of Common Stock, $0.01 par value, outstanding at
October 30, 1997:   34,514,382


Total number of pages:   11

                                   DEVRY INC.

                                FORM 10-Q INDEX
                    For the Quarter ended September 30, 1997

                                                                Page No.
                                                                --------
PART I.   Financial Information

        Item 1. Financial Statements:

                Consolidated Balance Sheets at
                  September 30, 1997, June 30, 1997,
                        and September 30, 1996                    3-4

                Consolidated Statements of Income
                        for the quarter ended
                        September 30, 1997 and 1996                 5

                Consolidated Statements of Cash
                        Flows for the three months ended
                        September 30, 1997 and 1996                 6

                Notes to Consolidated Financial
                Statements                                          7

        Item 2. Management's Discussion and
                Analysis of Results of Operations
                and Financial Condition                           8-9


Part II.  Other Information

        Item 5. Other Information                                  10

        Item 6. Exhibits and Reports on Form 8-K                   10


SIGNATURES                                                         11

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   September 30,   June 30,   September 30,
                                       1997         1997          1996
                                   ------------   --------    ------------
                                   (Unaudited)                (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 28,605     $ 38,865      $ 18,184
    Restricted Cash                    20,332       12,104        22,096
    Accounts Receivable, Net           23,279       12,322        31,372
    Inventories                         2,981        4,549         1,757
    Prepaid Expenses and Other          1,261        2,676         2,564
                                     --------     --------      --------
       Total Current Assets            76,458       70,516        75,973
                                     --------     --------      --------
  Land, Buildings and Equipment

    Land                               35,159       34,348        19,031
    Buildings                          51,329       50,906        49,859
    Equipment                          67,080       63,609        56,388
    Construction In Progress              541           91           342
                                     --------     --------      --------
                                      154,109      148,954       125,620

    Accumulated Depreciation          (60,784)     (58,266)      (51,873)
                                     --------     --------      --------
       Land, Buildings and
         Equipment, Net                93,325       90,688        73,747
                                     --------     --------      --------
  Other Assets

    Intangible Assets, Net             37,382       37,770        37,815
    Perkins Program Fund, Net           6,176        6,075         5,516
    Other Assets                        1,613        1,654         1,806
                                     --------     --------      --------
       Total Other Assets              45,171       45,499        45,137
                                     --------     --------      --------
TOTAL ASSETS                         $214,954     $206,703      $194,857
                                     ========     ========      ========






The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   September 30,   June 30,   September 30,
                                       1997         1997          1996
                                   ------------   --------    ------------
                                   (Unaudited)                (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 15,767     $ 22,301      $ 14,192
    Accrued Salaries, Wages &
      Benefits                         15,863       16,077        13,538
    Accrued Expenses                    9,771        7,620         9,180
    Advance Tuition Payments            5,442        6,594        11,929
    Deferred Tuition Revenue           32,305        5,701        29,793
                                     --------     --------      --------
       Total Current Liabilities       79,148       58,293        78,632
                                     --------     --------      --------
  Other Liabilities

    Revolving Loan                     14,000       33,000        47,000
    Deferred Income Tax Liability       3,038        3,060         2,184
    Deferred Rent and Other             7,172        7,080         4,764
                                     --------     --------      --------
       Total Other Liabilities         24,210       43,140        53,948
                                     --------     --------      --------
TOTAL LIABILITIES                     103,358      101,433       132,580
                                     --------     --------      --------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    75,000,000 Shares Authorized,
    34,511,214, 34,504,214  and
    33,256,374, Shares Issued and
    Outstanding at September 30,
    1997, June 30, 1997 and
    September 30, 1996,
    Respectively                          345          345           333
  Additional Paid-in Capital           60,522       60,482        36,725
  Retained Earnings                    50,285       44,006        24,780
  Cumulative Translation
    Adjustment                            444          437           439
                                     --------     --------      --------
TOTAL SHAREHOLDERS' EQUITY            111,596      105,270        62,277
                                     --------     --------      --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $214,954     $206,703      $194,857
                                     ========     ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                      CONSOLIDATED  STATEMENTS  OF  INCOME
              (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)

                                       For The Quarter Ended
                                           September 30,
                                       ---------------------
                                         1997         1996
                                       --------     --------
REVENUES:

   Tuition                              $72,973      $62,478
   Other Educational                      7,102        6,604
   Interest                                 346          167
                                        -------      -------
      Total Revenues                     80,421       69,249
                                        -------      -------
COSTS AND EXPENSES:

   Cost of Educational Services          48,710       42,819
   Student Services and
    Administrative Expense               21,015       17,396
   Interest Expense                         400          886
                                        -------      -------
      Total Costs and Expenses           70,125       61,101
                                        -------      -------
Income Before Income Taxes               10,296        8,148

Income Tax Provision                      4,017        3,188
                                        -------      -------
NET INCOME                              $ 6,279      $ 4,960
                                        =======      =======

EARNINGS PER COMMON SHARE                 $0.18        $0.15
                                        =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                    For The Quarter
                                                  Ended September 30,
                                                    1997       1996
                                                  -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 6,279    $ 4,960
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                   2,516      1,858
     Amortization                                     395        386
     Provision for Refunds and
      Uncollectible Accounts                        4,582      4,394
     Deferred Income Taxes                            (22)       177
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                     1         13
     Changes in Assets and Liabilities:
         Restricted Cash                           (8,228)    (5,506)
         Accounts Receivable                      (15,500)   (26,073)
         Inventories                                1,568      1,533
         Prepaid Expenses And Other                  (125)      (989)
         Perkins Program Fund Contribution
          and Other                                  (140)       (42)
         Accounts Payable                          (6,534)    (4,667)
         Accrued Salaries, Wages,
          Expenses and Benefits                     3,603        343
         Advance Tuition Payments                  (1,152)     4,312
         Deferred Tuition Revenue                  26,604     26,184
                                                  -------    -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        13,847      6,883
                                                  -------    -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                             (5,154)    (4,177)
                                                  -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options              40         31
  Repayments Under Revolving Credit Facility      (19,000)   (14,500)
                                                  -------    -------
  NET CASH USED IN FINANCING ACTIVITIES           (18,960)   (14,469)

Effects of Exchange Rate Differences                    7         (1)
                                                  -------    -------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (10,260)   (11,764)

Cash and Cash Equivalents at Beginning
 of Period                                         38,865     29,948
                                                  -------    -------
Cash and Cash Equivalents at End of Period        $28,605    $18,184
                                                  =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                      $413       $896
  Income Taxes Paid During the Year                    51      1,454


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                  Notes to Consolidated Financial Statements
                   For the Quarter Ended September 30, 1997

                                   ----------


   1. The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1997.

         The results of operations for the three months ended
         September 30, 1997, are not necessarily indicative of results to be expected for the entire fiscal year.

   2. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This new statement, which will be adopted during the second quarter of the Company's 1998 fiscal year, redefines earnings per share under generally accepted accounting principles. Under the new standard, primary earnings per share is replaced by basic earnings per share and fully diluted earnings per share is replaced by diluted earnings per share. For the three months ended September 30, 1997, unaudited pro forma basic and diluted earnings per share do not differ from earnings per share as reported.

   3. In July and August 1997, the Company granted options to purchase up to 129,800 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

Item 2 - Management's Discussion and Analysis of Results of Operations
         and Financial Condition
-----------------------------------------------------------------------
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All references to per share amounts have been restated to reflect the December 18, 1996, two-for-one stock split.

Because of the somewhat seasonal pattern of the Companys enrollments and its term starting dates, which affect the results of operations and the timing of cash inflows, the Company believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding period in the preceding year. Typically, due to the seasonality of student enrollments, the Companys second and third quarters have historically represented the periods of highest revenues and net income within a fiscal year.


Results of Operations
---------------------
Tuition revenue for the first quarter increased by $10.5 million, or 16.8%, compared to the first quarter of last year. The increase in tuition revenues was produced by several positive factors. Enrollment at the DeVry Institutes for the summer term, which began in July, increased by 6.9% from last summer. The increased DeVry Institute student enrollment in the summer term represented the twentieth consecutive term of increased total student enrollment as compared to the corresponding prior year period. Enrollment at Keller Graduate School for the term which began in June increased by over 20%. In addition, tuition increases of approximating 5% were implemented at DeVry and KGSM and a somewhat smaller increase was implemented at Becker CPA.

Other educational revenues, composed primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs.

Interest income on the Company's short-term investments doubled from last year as an increased pace of student receivable collections provided more investible cash earlier in the quarter.

Cost of educational services increased by nearly $5.9 million, or 13.8%, from the first quarter of last year. The increase in cost of educational services reflects the additional facility, faculty and staff associated with new DeVry Institute, KGSM and Becker operating locations. Compared to the first quarter of last year, the DeVry Institutes are now conducting classes in a new facility in Alpharetta, Georgia, and Keller Graduate School has opened three additional teaching centers. In addition, there were higher wage, benefit, supply and service expenses associated with the growing student enrollments at the DeVry Institutes and Keller Graduate School. Depreciation expense in the quarter increased by over $600,000 as a result of the Company's record capital spending last year for expansion and improvement.

Student services and administrative expense increased by $3.6 million, or 20.8%, from last year. The increase reflects the marketing costs associated with generating higher student enrollments for the coming terms, particularly at the newly opened facilities. Administrative expenses also increased in support of the larger scope of the Company's operations.

The Company's earnings from operations, before interest expense and taxes, were a record for the quarter. Operating margins, which have been increasing consistently each quarter over the comparable year-ago period, increased again to 13.3%, reflecting cost controls and operating leverage from expanding enrollments.

Interest expense decreased by nearly $500,000, or 55%, as the net proceeds of a stock offering completed in the fourth quarter of last fiscal year and continued strong cash flow generation from operations provided cash for debt reduction. Compared to September 30th of last year, debt has been reduced by $33 million.

Net income of $6.3 million was a record for any first quarter, increasing by 26.6% from the first quarter of fiscal 1997. Earnings per share, including the effect of a higher number of shares outstanding from the April 1997 stock offering, increased to $0.18 per share.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations in the first quarter more than doubled from last year to $13.8 million. The increase in cash generation results from higher net income, higher non-cash charges for depreciation included in net income and a quicker pace of accounts receivable collection. Operating cash balances during the quarter were higher than during the corresponding period a year ago and were sufficient to meet all of the Company's operating and capital investment needs while reducing debt.

During the first quarter, the Company repaid $19 million of its revolving loan facility using existing cash balances and cash generated from operations, taking advantage of the seasonally strong cash flow in the quarter. Future borrowings and/or repayments will be based upon the Companys seasonal cash flow cycle and payment requirements for construction of new facilities and other capital spending.

Capital expenditures of $5.2 million in the quarter increased by $1.0 million from the same quarter last year, reflecting the Companys continued investment in technology, productivity improvement and growth. Capital expenditures for fiscal 1998 are expected to equal or exceed the record level of fiscal 1997. Construction of a new DeVry Institute in Fremont, California, planned to open in July, 1998, and improvements to a facility expected to be leased in New York and planned to open in November, 1998, will both contribute to the continued high spending levels.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending plans for the foreseeable future.

PART II - Other information
---------------------------
Item 5 - Other Information
--------------------------
Effective October 1, 1997, the Companys bank borrowings were set at a floating rate of LIBOR plus 0.35% in accordance with the achievement of certain performance standards contained in the revolving loan facility agreement.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K
-----------------------
There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: NOVEMBER 6, 1997  /s/ Ronald L. Taylor
                                --------------------
                                Ronald L. Taylor
                                President and Chief Operating
                                Officer




        Date: NOVEMBER 6, 1997  /s/Norman M. Levine
                                -------------------
                                Norman M. Levine
                                Vice President Finance, Controller,
                                Chief Financial and Accounting
                                Officer