Form 10-Q
period 1997-12-31
DEVRY INC
filed 1998-02-11
CIK 730464

                                   FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1997


                      Commission file number 0-12751



                                  DEVRY INC.
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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file uch reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at
January 30, 1998:   34,543,127


Total number of pages:   14

                                  DEVRY INC.

                               FORM 10-Q INDEX
                   For the Quarter ended December 31, 1997

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     December 31, 1997, June 30, 1997,
     and December 31, 1996                                3-4

   Consolidated Statements of Income
     for the quarter and six months
     ended December 31, 1997 and 1996                     5

   Consolidated Statements of Cash
     Flows for the six months ended
     December 31, 1997 and 1996                           6

   Notes to Consolidated Financial
     Statements                                           7

 Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                        8-10


Part II.  Other Information

 Item 4. Submission of Matters to a vote
         of Security Holders                              11

 Item 5. Other Information                                12

 Item 6. Exhibits and Reports on Form 8-K                 12


SIGNATURES                                                13

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,     June 30,    December 31,
                                      1997           1997          1996
                                  ------------     --------    ------------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 36,108      $ 38,865       $ 27,543
    Restricted Cash                    33,466        12,104         28,479
    Accounts Receivable, Net           22,816        12,322         28,438
    Inventories                         1,795         4,549          1,087
    Prepaid Expenses and Other          3,339         2,676          2,313
                                     --------      --------       --------
       Total Current Assets            97,524        70,516         87,860
                                     --------      --------       --------
  Land, Buildings and Equipment

    Land                               35,148        34,348         18,722
    Buildings                          51,304        50,906         50,101
    Equipment                          69,023        63,609         58,639
    Construction In Progress            3,400            91            387
                                     --------      --------       --------
                                      158,875       148,954        127,849

    Accumulated Depreciation          (62,582)      (58,266)       (53,072)
                                     --------      --------       --------
       Land, Buildings and
         Equipment, Net                96,293        90,688         74,777
                                     --------      --------       --------
  Other Assets

    Intangible Assets, Net             36,992        37,770         37,859
    Perkins Program Fund, Net           6,256         6,075          5,885
    Other Assets                        1,581         1,654          1,764
                                     --------      --------       --------
       Total Other Assets              44,829        45,499         45,508
                                     --------      --------       --------
TOTAL ASSETS                         $238,646      $206,703       $208,145
                                     ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,     June 30,    December 31,
                                      1997           1997          1996
                                  ------------     --------    ------------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 19,599      $ 22,301       $ 16,164
    Accrued Salaries, Wages &
      Benefits                         15,381        16,077         15,378
    Accrued Expenses                    7,328         7,620          6,520
    Advance Tuition Payments            5,381         6,594          5,823
    Deferred Tuition Revenue           50,630         5,701         44,097
                                     --------      --------       --------
       Total Current Liabilities       98,319        58,293         87,982
                                     --------      --------       --------
  Other Liabilities

    Revolving Loan                     10,000        33,000         44,000
    Deferred Income Tax Liability       3,043         3,060          2,142
    Deferred Rent and Other             7,276         7,080          4,936
                                     --------      --------       --------
       Total Other Liabilities         20,319        43,140         51,078
                                     --------      --------       --------
TOTAL LIABILITIES                     118,638       101,433        139,060
                                     --------      --------       --------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    75,000,000 Shares Authorized,
    34,536,627, 34,504,214  and
    33,265,244, Shares Issued and
    Outstanding at December 31,
    1997, June 30, 1997 and
    December 31, 1996,
    Respectively                          345           345            333
  Additional Paid-in Capital           60,548        60,482         36,744
  Retained Earnings                    58,632        44,006         31,561
  Cumulative Translation
    Adjustment                            483           437            447
                                     --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY            120,008       105,270         69,085
                                     --------      --------       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $238,646      $206,703       $208,145
                                     ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                      CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)


                                   For The Quarter         For The Six Months
                                  Ended December 31,       Ended December 31,
                                  ------------------       -------------------
                                   1997        1996          1997       1996
                                  ------------------       -------------------
REVENUES:

   Tuition                        $80,697     $73,030      $153,670   $135,508
   Other Educational                9,290       7,999        16,392     14,603
   Interest                           355         233           701        400
                                  -------     -------      --------   --------
      Total Revenues               90,342      81,262       170,763    150,511
                                  -------     -------      --------   --------
COSTS AND EXPENSES:

   Cost of Educational Services    49,469      46,837        98,179     89,656
   Student Services and
      Administrative Expense       26,950      22,470        47,965     39,866
   Interest Expense                   248         805           648      1,691
                                  -------     -------      --------   --------
      Total Costs and Expenses     76,667      70,112       146,792    131,213
                                  -------     -------      --------   --------
Income Before Income Taxes         13,675      11,150        23,971     19,298

Income Tax Provision                5,328       4,369         9,345      7,557
                                  -------     -------      --------   --------
NET INCOME                        $ 8,347     $ 6,781      $ 14,626   $ 11,741
                                  =======     =======      ========   ========

EARNINGS PER COMMON SHARE           $0.24       $0.20         $0.42      $0.35
   (Basic and Diluted)              =====       =====         =====      =====

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                     For The Quarter
                                                    Ended December 31,
                                                   -------------------
                                                    1997        1996
                                                   -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $14,626     $11,741
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Depreciation                                    4,999       4,155
     Amortization                                      792         788
     Provision for Refunds and
      Uncollectible Accounts                         8,789       9,356
     Deferred Income Taxes                             (17)        253
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                    124        (145)
     Changes in Assets and Liabilities:
         Restricted Cash                           (21,362)    (11,889)
         Accounts Receivable                       (19,222)    (27,997)
         Inventories                                 2,754       2,203
         Prepaid Expenses And Other                   (183)       (986)
         Perkins Program Fund Contribution
          and Other                                   (242)       (515)
         Accounts Payable                           (2,702)     (2,695)
         Accrued Salaries, Wages,
          Expenses and Benefits                     (1,213)       (579)
         Advance Tuition Payments                   (1,213)     (1,794)
         Deferred Tuition Revenue                   44,929      40,488
                                                   -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         30,859      22,384
                                                   -------     -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                             (10,728)     (7,346)
                                                   -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options               66          50
  Repayments Under Revolving Credit Facility       (23,000)    (17,500)
                                                   -------     -------
  NET CASH USED IN FINANCING ACTIVITIES            (22,934)    (17,450)

Effects of Exchange Rate Differences                    46           7
                                                   -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,757)     (2,405)

Cash and Cash Equivalents at Beginning
 of Period                                          38,865      29,948
                                                   -------     -------
Cash and Cash Equivalents at End of Period         $36,108     $27,543
                                                   =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                    $   663     $ 1,709
  Income Taxes Paid During the Year                  9,129       8,568

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                   Notes to Consolidated Financial Statements
             For the Quarter and Six Months Ended December 31, 1997

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and in conjunction with the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997, each as filed with the Securities and Exchange Commission.

         The results of operations for the three months and six months ended December 31, 1997, are not necessarily indicative of results to be expected for the entire fiscal year.

   2. In July and August 1997, the Company granted options to purchase up to 129,800 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto. All references to per share amounts have been restated to reflect the December 18, 1996, two-for-one stock split.

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


Results of Operations
---------------------
Tuition revenues for the second quarter increased by $7.7 million, or 10.5%. For the first six months, the increase in tuition revenues was $18.2 million, or 13.4%. These increases in tuition revenue were produced by several positive factors. Enrollment at the DeVry Institutes for the summer term, which began in July, increased by 6.9% from last summer. For the fall term at the DeVry Institutes, which began in November, enrollments increased by 9.0%. These increases in enrollments represented the twentieth and twenty-first consecutive terms of higher total student enrollment as compared to the corresponding prior year period. Contributing to the increased enrollment at DeVry was the opening of its fifteenth Institute in Alpharetta, Georgia, for the summer term. Enrollments at Keller Graduate School for the term which began in June increased by over 20%. For the term which began in November, enrollments at Keller increased by 16.8%. During the first half of fiscal 1998, Keller opened three new teaching centers, bringing the total to 23. In addition, tuition increases of approximately five percent were implemented at DeVry and Keller while a somewhat smaller increase was implemented at Becker CPA.

Other educational revenues, composed primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs. Sales of the Becker CPA course recently introduced on CD-ROM are also included in this revenue category.

Interest income on the Company's short-term investments increased in the second quarter and first six months as a strong pace of student receivable collections provided cash available for investment in larger amounts than in the previous year.

Cost of Educational Services increased by $2.6 million, or 5.6% from the second quarter of last year. For the first half, the increase in cost was $8.5 million, or 9.5%. The increase in cost reflects the additional facility, faculty and staff associated with the new DeVry Institute and Keller Graduate School centers. In addition, there were higher costs associated with the higher enrollments at the previously existing locations at DeVry and Keller. The provision for refunds and doubtful accounts has declined from the level of that expense realized in the first half of last year. The Company believes that the reduction, which began to occur in the second quarter, reflects the beginnings of results from continuing efforts to raise new student admission standards and provide expanded academic services to students needing additional help with their educational program. Depreciation expense increased by over $0.8 million in the first half, reflecting further capital spending for expansion and upgrading of school laboratories and teaching equipment throughout the system.

Student Services and Administrative Expense increased by approximately 20% from the second quarter and first half of last year. The increase primarily reflects the marketing costs associated with the Company's newly opened operating locations and the costs associated with generating the higher student enrollments at the previously opened locations. Student recruiting expenses are also being incurred for the planned July 1998 opening of the new DeVry Institute in Fremont, California, and the planned November 1998 opening of the DeVry Institute in New York City. Administrative expenses have also increased from the prior year to support the expanded Company operations. In addition, implementation efforts and spending are underway for the Company's new accounting system. This new system, which was purchased rather than internally developed, will enhance reporting and analysis and overcome year 2000 deficiencies in the current system.

The Company's earnings from operations, before interest expense and taxes, were a record for second quarter and six months. Operating margins, which have been increasing consistently each quarter over the comparable year-ago period, increased again in the second quarter to 15.4% from 14.7% last year. For the half, operating margins reached 14.4% compared to 13.9% for the same period last year. The improved operating margins reflect the expanded enrollments and continued cost control.

Interest expense for both the quarter and half have decreased substantially from the previous year. The lower interest expense results from the application of the net proceeds from the April 1997 stock offering to debt reduction and from the continued strong cash flow from operations, in excess of needs for expansion and other investment, which is also being applied to debt reduction. Compared to December 31st of last year, debt has been reduced by $34 million.

Net income of $8.3 million for the quarter and $14.6 million for the half has increased by more than 20% from the same period last year. Earnings per share for both periods has also increased by 20%, including the effect of the higher number of shares outstanding after the April 1997 stock offering.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations in the first half increased by more than
$8 million from the first half of last year. The higher level of cash generated reflects the higher net income and higher non-cash charges for
depreciation.   Also contributing to the higher cash flow is the earlier
collection of student receivables this year at the DeVry Institute campus in Atlanta where the start of the summer term last year, and the receivable collection cycle, were delayed by the summer Olympics.

For the half, total reductions in the Company's long-term debt equaled $23 million, up from $17.5 million last year. Future borrowings and/or repayments will be based upon the Company's seasonal cash flow cycle and payment requirements for construction of new facilities and other capital spending.

Capital spending remains high with construction of the Fremont, California, campus underway and continued investments in technology and other improvements throughout all the Company's operations. For the first half, total capital expenditures were $10.7 million, up $3.4 million from last year. The level of capital spending is expected to remain high as construction of the Fremont campus continues and work begins on the improvements to the leased New York City campus.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending plans for the foreseeable future.

PART II - Other information
---------------------------
Item 4 - Submission of Matters of Vote of Security Holders
----------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 18, 1997. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, four Directors of the Company were elected to serve as Class III Directors to hold office until 2000 and one Director of the Company was elected to serve as a Class I Director to hold office until 1998 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

                                  For           Withheld
Class I:

Ewen M. Akin                  30,676,406         168,480

Class III:

Charles A. Bowsher            30,686,473         158,412
Robert C. McCormack           30,692,826         152,060
Julie A. McGee                30,691,196         153,690
Ronald L. Taylor              30,692,506         152,379

The terms of office of the following Directors continued after the meeting:
David S. Brown, Ann I. Gannon, Dennis J. Keller, Robert E. King, Frederick A. Krehbiel, Thurston E. Manning, and Hugo J. Melvoin.

Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of Price Waterhouse as independent public accountants for the Company for the current fiscal year. The following table presents the result of the stockholders' vote on this matter:

                            For       Against       Withheld

                         30,824,050   14,796          6,040

Item 5 - Other Information
--------------------------
In connection with the law suit filed by a former student at the DeVry Institute in North York, Ontario, Canada, oral arguments were made on January 23rd on the pending motion to certify the suit as a class action lawsuit. The Company is awaiting the judge's ruling on the matter, the timing of which is presently unknown.

Although the outcome cannot be predicted with certainty, the Company believes the resolution of this matter will not have a material effect on the Company's financial position, results of operations or liquidity.

In conjunction with the early 1999 expiration of the DeVry Institutes' lease on its North York, Ontario, Canada, facility, all classes and operations at that campus will be relocated to the Scarborough and Mississauga campuses. The Scarborough and Mississauga campuses have the flexibility to accommodate this move while maintaining the level of service to students.


Item 6 - Exhibits and Reports on Form 8-K
----------------------------------------
(b) Reports on Form 8-K
-----------------------
There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: FEBRUARY 9, 1998          /s/ Ronald L. Taylor
                                 --------------------
                                 Ronald L. Taylor
                                 President and Chief Operating
                                 Officer




 Date: FEBRUARY 9, 1998          /s/Norman M. Levine
                                 -------------------
                                 Norman M. Levine
                                 Vice President Finance, Controller,
                                 Chief Financial and Accounting
                                 Officer