Form 10-Q
period 1998-03-31
DEVRY INC
filed 1998-05-08
CIK 730464

                                  FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998


                      Commission file number 0-12751



                                 DeVRY INC.
	(Exact name of registrant as specified in its charter)




                    DELAWARE                       36-3150143
          (State or other jurisdiction of     (I.R.S. Employer
           incorporation or organization)      Identification No.)


              One Tower Lane, Oakbrook Terrace, Illinois 60181
             (Address of principal executive offices)   (Zip Code)




	                         (630) 571-7700
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES   X


number of shares of Common Stock, $0.01 par value, outstanding at
April 30, 1998:   34,647,632



Total number of pages:      12

                                    DEVRY INC.

                                 FORM 10-Q INDEX
                      For the Quarter ended March 31, 1998

                                                                 Page No.


PART I.   Financial Information

Item 1. Financial Statements:

        Consolidated Balance Sheets at
         March 31, 1998, June 30, 1997,
         and March 31, 1997                                         3-4

        Consolidated Statements of Income
         for the quarter and nine months
         ended March 31, 1998 and 1997                              5

        Consolidated Statements of Cash
         Flows for the nine months ended
         March 31, 1998 and 1997                                    6

        Notes to Consolidated Financial
         Statements                                                 7

Item 2. Management's Discussion and
         Analysis of Results of Operations
         and Financial Condition                                    8-10


Part II.  Other Information

Item 5. Other Information                                           11

Item 6. Exhibits and Reports on Form 8-K                            11


SIGNATURES                                                          12

PART I - Financial Information

  Item 1 - Financial Statements

                                    DEVRY INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                    March 31,      June 30,      March 31,
                                      1998           1997          1997
                                    ---------      --------      ---------
                                   (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 45,911      $ 38,865       $ 34,424
    Restricted Cash                    31,814        12,104         35,295
    Accounts Receivable, Net           55,440        12,322         46,638
    Inventories                         2,754         4,549          1,786
    Prepaid Expenses and Other          1,827         2,676          2,161
                                     --------      --------       --------
       Total Current Assets           137,746        70,516        120,304
                                     --------      --------       --------
  Land, Buildings and Equipment

    Land                               35,148        34,348         18,965
    Buildings                          51,638        50,906         50,536
    Equipment                          71,678        63,609         60,280
    Construction In Progress            6,991            91            325
                                     --------      --------       --------
                                      165,455       148,954        130,106

    Accumulated Depreciation          (66,232)      (58,266)       (56,087)
                                     --------      --------       --------
       Land, Buildings and
         Equipment, Net                99,223        90,688         74,019
                                     --------      --------       --------
  Other Assets

    Intangible Assets, Net             36,604        37,770         37,912
    Perkins Program Fund, Net           6,636         6,075          5,888
    Other Assets                        1,540         1,654          1,896
                                     --------      --------       --------
       Total Other Assets              44,780        45,499         45,696
                                     --------      --------       --------
TOTAL ASSETS                         $281,749      $206,703       $240,019
                                     ========      ========       ========



The accompanying notes are an integral part of these consolidated financial statements.

                                    DEVRY INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                    March 31,      June 30,      March 31,
                                      1998          1997           1997
                                    ---------      --------      ---------
                                   (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 23,807      $ 22,301       $ 19,858
    Accrued Salaries, Wages &
      Benefits                         19,263        16,077         16,018
    Accrued Expenses                    7,685         7,620          7,091
    Advance Tuition Payments            7,124         6,594          6,096
    Deferred Tuition Revenue           78,926         5,701         67,136
                                     --------      --------       --------
       Total Current Liabilities      136,805        58,293        116,199
                                     --------      --------       --------
  Other Liabilities

    Revolving Loan                      6,000        33,000         41,000
    Deferred Income Tax Liability       3,049         3,060          2,126
    Deferred Rent and Other             7,385         7,080          5,028
                                     --------      --------       --------
       Total Other Liabilities         16,434        43,140         48,154
                                     --------      --------       --------
TOTAL LIABILITIES                     153,239       101,433        164,353
                                     --------      --------       --------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    75,000,000 Shares Authorized,
    34,646,472, 34,504,214  and
    33,295,094, Shares Issued and
    Outstanding at March 31, 1998,
    June 30, 1997 and March 31,
    1997, Respectively                    347           345            333
  Additional Paid-in Capital           60,600        60,482         36,870
  Retained Earnings                    67,069        44,006         38,016
  Cumulative Translation
    Adjustment                            494           437            447
                                     --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY            128,510       105,270         75,666
                                     --------      --------       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $281,749      $206,703       $240,019
                                     ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                    DEVRY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands Except for Per Share Amounts)
                                   (Unaudited)


                                   For The Quarter      For The Nine Months
                                   Ended March 31,        Ended March 31,
                                  ------------------    --------------------
                                    1998       1997       1998        1997
                                  ------------------    --------------------
REVENUES:

   Tuition                        $83,349    $72,983    $237,019    $208,491
   Other Educational                9,135      7,914      25,527      22,517
   Interest                           370        236       1,071         636
                                  -------    -------    --------    --------
      Total Revenues               92,854     81,133     263,617     231,644
                                  -------    -------    --------    --------
COSTS AND EXPENSES:

   Cost of Educational Services    51,310     47,035     149,489     136,691
   Student Services and
     Administrative Expense        27,455     22,788      75,420      62,654
   Interest Expense                   156        732         804       2,423
                                  -------    -------    --------    --------
      Total Costs and Expenses     78,921     70,555     225,713     201,768
                                  -------    -------    --------    --------
Income Before Income Taxes         13,933     10,578      37,904      29,876

Income Tax Provision                5,496      4,124      14,841      11,681
                                  -------    -------    --------    --------
NET INCOME                        $ 8,437    $ 6,454    $ 23,063    $ 18,195
                                  =======    =======    ========    ========

EARNINGS PER COMMON SHARE
   Basic                            $0.24      $0.19       $0.67       $0.55
   Diluted                          $0.24      $0.19       $0.66       $0.54



The accompanying notes are an integral part of these consolidated financial statements.

                                    DEVRY INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                   (Unaudited)
                                                   For The Nine Months
                                                     Ended March 31,
                                                    1998        1997
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $23,063     $18,195
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                    8,644       6,920
     Amortization                                    1,187       1,181
     Provision for Refunds and
      Uncollectible Accounts                        13,020      14,317
     Deferred Income Taxes                             (11)        415
     Loss (Gain) on Disposals and Adjustments
      to Land, Buildings and Equipment                 128         (91)
     Changes in Assets and Liabilities:
         Restricted Cash                           (19,710)    (18,705)
         Accounts Receivable                       (55,969)    (51,157)
         Inventories                                 1,795       1,504
         Prepaid Expenses And Other                  1,247      (1,600)
         Perkins Program Fund Contribution
          and Other                                   (730)       (519)
         Accounts Payable                            1,506         999
         Accrued Salaries, Wages,
          Expenses and Benefits                      3,251         734
         Advance Tuition Payments                      530      (1,521)
         Deferred Tuition Revenue                   73,225      63,527
                                                   -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         51,176      34,199
                                                   -------     -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                             (17,307)     (9,407)
                                                   -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options              120         177
  Repayments Under Revolving Credit Facility       (27,000)    (20,500)
                                                   -------     -------
  NET CASH USED IN FINANCING ACTIVITIES            (26,880)    (20,323)

Effects of Exchange Rate Differences                    57           7
                                                   -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS            7,046       4,476

Cash and Cash Equivalents at Beginning
 of Period                                          38,865      29,948
                                                   -------     -------
Cash and Cash Equivalents at End of Period         $45,911     $34,424
                                                   =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                       $843      $2,440
  Income Taxes Paid During the Year                 12,547      12,861

The accompanying notes are an integral part of these consolidated financial statements.

                                    DEVRY INC.
                    Notes to Consolidated Financial Statements
               For the Quarter and Nine Months Ended March 31, 1998

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and in conjunction with the Company's Quarterly reports on Form 10-Q for the quarters ended September 30, 1997 and December 31, 1997, each as filed with the Securities and Exchange Commission.

         The results of operations for the three months and nine months ended March 31, 1998, are not necessarily indicative of results to be expected for the entire fiscal year.

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


Results of Operations
---------------------
Tuition revenues for the third quarter increased by $10.4 million, or 14.2%. For the first nine months, the increase in tuition revenues was $28.5 million, or 13.7%. These increases in tuition revenue were produced by several positive factors. Enrollment at the DeVry Institutes for the fall term, which began in November increased by 9.0% from last summer. For the spring term at the DeVry Institutes, which began in March, enrollments increased by 12.0%.
These increases in enrollments represented the twenty-first and twenty-second consecutive terms of higher total student enrollment as compared to the corresponding prior year period. Contributing to the increased enrollment at DeVry was the opening of its fifteenth Institute in Alpharetta, Georgia, for the summer term. Enrollments at Keller Graduate School for the term which began in February increased by over 19%. During the first nine months of fiscal 1998, Keller began offering classes at four new teaching centers, bringing the total to 24. In addition, tuition increases of approximately five percent were implemented at DeVry and Keller while a somewhat smaller increase was implemented at Becker CPA.

Other educational revenues, composed primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs. Sales of the Becker CPA Review course on CD-ROM are also included in the other educational revenue category.

Interest income on the Company's short-term investments increased in the third quarter and first nine months as a strong pace of student receivable collections provided more cash available for investment than in the previous year.

Cost of Educational Services increased by $4.3 million, or 9.1% from the third quarter of last year. For the first nine months, the increase in cost was $12.8 million, or 9.4%. The increase reflects the cost of additional facilities, faculty and staff associated with the new DeVry Institute and Keller Graduate School centers. In addition, there were higher costs associated with the higher enrollments at the previously existing DeVry, Keller and Becker operations. The provision for refunds and doubtful accounts has declined from the level of that expense realized last year.

The Company believes that the reduction, which began in the second quarter, reflects the results from its continuing efforts to raise new student admission standards and provide expanded academic services to students needing additional help with their educational program. Depreciation expense increased by over $1.7 million in the first nine months, reflecting continued investment for expansion and upgrading of school laboratories and teaching equipment throughout the Company.

Student Services and Administrative Expense increased by approximately 20% from the third quarter and first nine months of last year. The increase primarily reflects the marketing costs associated with student recruitment for the Company's newly opened operating locations and the costs associated with generating higher student enrollments at the previously opened locations. Student recruiting expenses are also being incurred for the planned July 1998 opening of the new DeVry Institute in Fremont, California, and the planned November 1998 opening of the DeVry Institute in New York City. Administrative expenses have also increased from the prior year to support the Company's expanding operations. In addition, implementation efforts and spending are continuing for the Company's new financial systems. This new system will enhance financial controls, reporting and analysis and overcome year 2000 deficiencies in the current system. Additionally, efforts are underway to address the year 2000 processing requirements for all of the Company's hardware and software, whether internally developed or purchased. Costs associated with this effort are not expected to have a material effect on the Company's results of operations and are being charged to expense as incurred.

The Company's earnings from operations, before interest expense and taxes, were a record for the third quarter and nine months. Operating margins, which have been increasing consistently each quarter over the comparable year-ago period, increased again in the third quarter to 15.2% from 13.9% last year. For the nine months, operating margins reached 14.7% compared to 13.9% for the same period last year. The improved operating margins reflect favorable leverage on the expanded student enrollments and continued cost control.

Interest expense, for both the quarter and nine months, has decreased substantially from the previous year. The lower interest expense results from the application of the net proceeds from the April 1997 stock offering to debt reduction and from the continued strong cash flow from operations, in excess of needs for expansion and other investment, which is also being applied to debt reduction. Compared to March 31st of last year, debt has been reduced by $35 million.

Net income of $8.4 million for the quarter and $23.1 million for the nine months has increased by more than 25% from the same periods last year.
Diluted earnings per share for both periods has increased by more than by 20%, including the effect of the higher number of shares outstanding after the April 1997 stock offering.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations in the first nine months increased by nearly
$17 million, or 50%, from the first nine months of last year. The higher level of cash generated reflects the higher net income, higher non-cash charges for depreciation and the increased accounts payable and accrued expenses associated with increased operating levels.

For the nine months, total reductions in the Company's long-term debt equaled $27 million, up $6.5 million from last year. Future borrowings and/or repayments will be based upon the Company's seasonal cash flow cycle and payment requirements for construction of new facilities and other capital spending.

Capital spending remains high with construction of the Fremont, California, campus nearing completion and continued investments in technology and other improvements throughout all the Company's operations. For the first nine months, total capital expenditures were $17.3 million, up $7.9 million from last year. The level of capital spending is expected to remain high. As construction of the Fremont campus winds down, furniture and laboratory equipment are being received. Also, work is beginning on the improvements to the leased New York City campus.

The Company is substantially dependent, as is most of the higher education community, upon the continued delivery of federal and state financial aid for its students. Most financial aid application and disbursement is processed electronically. If the disbursement systems of federal and/or state government units and commercial banks that participate in student loan programs are not prepared for the year 2000, there could be interruptions or delays in the receipt of these aid funds, which could have at least a temporary adverse effect upon the Company's financial position.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending plans for the foreseeable future.

PART II - Other information

Item 5 - Other Information

On March 23rd, the Company and its lenders completed an amendment to the revolving loan facility, extending the maturity date by one year and making other minor changes and corrections.

On May 6th, the Company announced a 2-for-1 stock split by means of a 100 percent stock dividend to be effective as of the end of trading on June 19, 1998, to shareholders of record on June 1, 1998. This will be the Company's third stock split since its initial public offering in June 1991.


Item 6 - Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: MAY 7, 1998                          /s/ Ronald L. Taylor
                                           Ronald L. Taylor
                                           President and Chief Operating
                                           Officer




Date: MAY 7, 1998                          /s/Norman M. Levine
                                           Norman M. Levine
                                           Vice President Finance, Controller,
                                           Chief Financial and Accounting
                                           Officer