Form 10-K
period 1998-06-30
DEVRY INC
filed 1998-09-23
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]

For the fiscal year ended:             JUNE 30, 1998

Commission file number:                0-12751

                                 DeVRY INC.
          (Exact name of registrant as specified in its charter)

          DELAWARE                                         36-3150143
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                        Identification No.)


       ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS      60181
             (Address of principal executive offices)           (Zip Code)

Registrant's telephone number; including area code             (630) 571-7700


        Securities registered pursuant to section 12(b) of the Act:

Title of each class:              Name of each exchange on which registered:

            NONE

        Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].  No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



                    SEPTEMBER 1, 1998 - $1,029,071,000

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



   SEPTEMBER 1, 1998 - 69,314,102 shares of common stock, $0.01 par value

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998, are incorporated into
Part III of this Form 10-K to the extent stated herein.



Exhibit Index located on Pages 92-94              Total number of pages, 116

                                DeVry INC.
                        ANNUAL REPORT ON FORM 10-K
                         YEAR ENDED JUNE 30, 1998

                             TABLE OF CONTENTS
                                                                    PAGE #
PART I

  Item 1  - Business                                                    3
  Item 2  - Properties                                                 38
  Item 3  - Legal Proceedings                                          43
  Item 4  - Submission of Matters to a Vote of Security Holders        44
          - Executive Officers                                         45

PART II

  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                49
  Item 6  - Selected Financial Data                                    50
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              50
  Item 8  - Financial Statements and Supplementary Data                60
  Item 9  - Changes in and Disagreements with Accountants              84

PART III

  Item 10  - Directors and Executive Officers                          85
  Item 11  - Executive Compensation                                    85
  Item 12  - Security Ownership of Beneficial Owners and Management    85
  Item 13  - Certain Relationships and Transactions                    85

PART IV

  Item 14 - Exhibits, Financial Statements and Reports on Form 8-K     86
          - Financial Statements                                       86
          - Financial Statement Schedules                              86
          - Exhibits                                                   87
          - Reports on Form 8-K                                        87
          - Signatures                                                 89

                                  PART I
                                  ------
Certain information contained in this Annual Report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainty that could cause actual results to differ materially from the forward-looking statements.
Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the company's SEC filings, including those discussed under the heading entitled "Risk
Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the Securities and Exchange Commission.

ITEM 1 - BUSINESS
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiaries, owns and operates the DeVry Institutes of Technology ("DeVry Institutes") and the Keller Graduate School of Management ("Keller Graduate School") which collectively form one of the largest private, degree-granting, regionally accredited higher education systems in North America. The Company also owns and operates the Becker CPA Review ("Becker"), which prepares candidates for the Certified Public Accountant ("CPA") and Certified Management Accountant ("CMA") professional certification examinations.

The amounts of revenue, earnings before interest and taxes and identifiable assets of the Company's U.S. and foreign operations are included in Note 9 to the Consolidated Financial Statements, Operations by Geographic Area.

DeVry Institutes
The DeVry Institutes were founded by Dr. Herman DeVry and for more than 67 years have provided career-oriented technical education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, the DeVry Institutes are located on twelve campuses in the United States and three campuses in Canada.

Originally offering only programs in electronics, DeVry introduced the computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980s, the DeVry Institutes expanded their program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced. That fall, the DeVry Institutes introduced the telecommunications management program, followed by the introduction of an accounting program in the spring of 1988. In 1994, the DeVry Institutes introduced the technical management degree completion program. In 1997, the business operations program was reconfigured and is now titled business administration. Other programmatic initiatives include new delivery formats, such as weekend schedules, accelerated course schedules and technology-assisted delivery options.

The DeVry Institutes initiated a facility improvement and expansion program in 1991 to attract and retain increased student enrollment. The program has included renovation and expansion of the Atlanta campus; relocation and expansion of the suburban Chicago, Dallas, Los Angeles and New Jersey Institutes; and opening of new branch or satellite campuses in Long Beach, California; Scarborough and Mississauga (Toronto), Canada; and Alpharetta, Georgia. In July, 1998 a new campus was opened in Fremont, California.

At the beginning of the spring 1998 semester, which is the final semester in the Company's 1998 fiscal year, approximately 32,991 full and part-time students enrolled in the DeVry Institutes' diploma, associate and bachelor's degree day and evening programs in electronics, electronics engineering technology, computer information systems, accounting, business administration, technical management and telecommunications management.

In response to the facility expansions and improvements and new programs initiated in the past several years, fiscal 1998 marks the eighth consecutive year that total cumulative enrollment has increased from the prior year. Cumulatively, total student enrollment for the three semesters of fiscal 1998 increased by 9.4% compared with fiscal 1997. Since fiscal

1990, cumulative annual total student enrollment at the DeVry Institutes has increased by more than 44%. The DeVry Institutes' operations accounted for approximately 87% of the Company's revenues in both 1998 and 1997.

Classes began on July 13th for the summer 1998 semester. In this first semester in the Company's 1999 fiscal year, which included the opening of a new DeVry Institute campus in Fremont, California, a total of 33,088 students were enrolled in the DeVry Institutes' programs, a 12.1% increase from the number of students enrolled in the summer term last year. This was the twenty third consecutive term in which total enrollments exceeded the prior year level. Historically, the summer semester has been the period of lowest enrollment during the year.

Changing demographics in the United States are expected to continue to benefit the DeVry Institutes' future enrollment. The "baby boom echo" is producing more high school graduates. After a period of nearly two decades during which the number of graduating high school seniors declined by 25 percent to 2.4 million, 1995 marked the beginning of a rise in the number of high school graduates. The National Center for Education Statistics forecasts that we will reach 3.1 million graduates by 2005, rivaling the previous peak of 3.1 million in the late 1970's. Within the states where the DeVry Institutes are currently located, the percent change in the number of high school graduates from 1995-96 to 2004-2005, as projected by the Western Interstate Commission for Higher Education, is expected to increase by as much as 40% in Arizona, 36% in Georgia, 20% in Texas, 15% in California and 12% in Illinois. The rate of increase in the number of high school graduates in some of the states in which the DeVry Institutes are located is greater than the national rate of increase during this period and should contribute to future DeVry Institute enrollment growth. In addition, the Department of Education's National Center for Education Statistics reports that in 1994, 62% of high school graduates (ages 16-24) went directly to college, up from 51% in 1975. In today's information-driven economy, a higher education degree is extremely important. In 1979, median compensation for male college graduates was 42% higher than for male high school graduates. Nearly two decades later, this wage gap has increased to 89%. More students recognize this and are seeking the skills and degrees necessary to enhance their future.

Recent data from the U.S. Department of Education also indicates that more than one third of U.S. undergraduate students are 25 years of age or older and that these older students will continue to be a significant portion of college enrollments in the coming years. The Company estimates that more than 40% of the students enrolling at its DeVry Institutes are 25 years of age or older.

Over 20% of recent new students enrolled at the DeVry Institutes had some prior college experience. To attract the growing number of adults returning to college, the DeVry Institutes introduced a bachelor of science degree completion program in technical management which focuses on business and management skills vital to career advancement for students who already have an associate degree. In response to the growing demand for computer and systems professionals, this November the U.S. DeVry Institutes will begin to offer an advanced program in Information Technology at selected locations to current bachelors degree holders. A similar program is currently being offered at the Toronto-area DeVry Institutes. An undergraduate degree completion program in business information technology is also being considered for introduction.

Some DeVry programs are being offered on weekends to serve the working adult student and DeVry Institutes have also developed several accelerated program curricula with a shorter term length and time to completion. While these programs present an intensive and demanding experience, they enable students to fulfill their other responsibilities while completing these educational programs.

Each of the DeVry Institutes' programs is designed to integrate general education and technology or business. The DeVry Institutes' general education courses develop skills and competencies that help graduates enhance both their professional and personal capabilities. Businesses require graduates that can fit into an organization, work in teams, have an understanding of how business works, interface well with customers and have the in-depth technical knowledge to get the job done. Laboratory courses throughout each curriculum provide the opportunity to translate classroom learning into a practical, hands-on experience that better prepares the student for the workplace.

Distance delivery of education is becoming increasingly prominent. The DeVry Institutes' approach to distance learning is to focus on the quality of education, not the technical feasibility of the delivery system. Distance learning initiatives are being explored throughout the system to enhance student learning opportunities.

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

Keller Graduate School of Management
Keller Graduate School was founded in 1973 and offers practitioner-based graduate management programs leading to a master's degree. In addition to the Master of Business Administration ("MBA") program, which Keller began offering in 1977, Keller introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In September 1995, Keller began offering a Health Services Management ("HSM") concentration within its MBA program. This HSM concentration is being offered in response to the growing demands of the health services industry professionals and professionals in related industries such as insurance or pharmaceuticals. In February 1997, Keller introduced a Master of Telecommunications Management ("MTM") program to meet the need for expertise in this growing field. The MTM program at Keller Graduate School was developed in conjunction with the DeVry Institutes, which offer an undergraduate telecommunications program. In September 1998, Keller will begin offering at selected sites, two new programs, the Master of Information Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). These programs are aimed at satisfying the need for advanced education in these high demand areas.

Keller emphasizes a practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. At June 1998, classes were being offered at twenty six locations nationwide. Additional teaching centers are scheduled to begin offering classes in fiscal 1999. Seven of Keller's teaching sites are co-located on DeVry Institute campuses in Arizona, California, Georgia and Missouri.

Keller Graduate School's faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, technology, quality and international issues are woven throughout the curricula. Keller's curricula are regularly reviewed for relevance to both students and employers through advisory councils composed of representatives of distinction and achievement in business and community affairs.

In addition to expanding its network of teaching locations, Keller developed and offers distance-education delivery in selected courses. Distance-education programs provide convenience and flexibility for students who are physically distant from classrooms, who find it difficult to attend weekly classes and/or who cannot find their desired courses at the Keller center near where they live or work. After piloting distance education course offerings, Keller applied for and has recently received approval from the North Central Association of Colleges and Schools to deliver via distance education all courses leading to and to award the Master of Business Administration degree.

At the start of the June term, which falls primarily in the Company's 1999 fiscal year, enrollment at Keller Graduate School was 3,857, an increase of 725 students or 23.1% from the previous June. Historically, the summer term has been the period of lowest enrollment during the year.

Through its Center for Corporate Education (previously Corporate
Educational Services), Keller also offers on-site management and technical training programs for larger corporations and government agencies.

At the start of the summer 1998 semester, which is the first semester in the Company's 1999 fiscal year, a combined total of approximately 36,945 full and part-time students were enrolled in the Company's DeVry and Keller educational programs, up 13.2% from a total of 32,642 full and part-time students in the summer 1997 semester.

Becker CPA
In June 1996, the Company acquired the Becker CPA Review. Becker is a leading international training firm preparing students to take the national Certified Public Accountant exam and Certified Management Accountant exam. Becker, which is headquartered in Los Angeles, offers CPA classes at approximately 190 locations in the United States and international locations. The CMA exam preparation course, which is offered at selected sites in the United States, was developed for the many accountants who have moved to the corporate management and strategic planning side of business. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA course conveniently packaged on CD-ROM with the same supplementary printed materials as would be received in a classroom.

Becker's proprietary course materials and teaching methods result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing more than one-third of all students passing the CPA exam. Approximately 20,000 students either attend Becker review courses at its U.S. and international locations or study for the CPA exam using the CD-ROM materials. Becker CPA Review alumni now number over 200,000 since the course was founded in 1957.

Competition
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are more than 10,000 institutions in the United States that offer postsecondary education. The Company believes that it is one of the largest private, degree-granting, regionally accredited, higher education school systems in North America. The DeVry Institutes compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, an increasing number of corporations, including Apple, AT&T and Intel, now offer accredited college courses that may be applied toward degrees.

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

The DeVry Institutes believe their competitive strengths include career-oriented curricula developed with regular structured employer input which helps ensure that graduates will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of their career services activities in obtaining education-related employment; their national brand name; name recognition and market presence through national advertising and student recruitment; the accreditations granted to the DeVry Institutes; authorization by various states to grant degrees; modern facilities; well-equipped laboratories; evening and weekend class schedules and a trimester schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program which can be completed in three years. This results in a significant financial advantage to DeVry students who are able to enter the work force one year earlier than if they had attended a traditional four year institution.

Keller Graduate School competes with numerous other MBA programs offered in all markets in which it has operations. Competition with Keller's MHRM, MISM and MAFM programs varies by the market area in which it is offered but is generally more moderate than competition for the MBA program. Fewer schools in the country offer a master's degree in project management or telecommunications management, but increasing interest in these fields is beginning to attract similar offerings.

Keller differentiates itself in the marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. To help improve student performance, satisfaction and retention, Keller introduced an innovative teaching technique called System Supported Teaching and Learning (SSTL)TM. This instructional process focuses on providing students and their instructors with more frequent feedback and correctives using quizzes and retests. The process is outcomes driven and is being applied to problem-based core courses in which student learning can be most significantly improved.

Keller offers five 10-week terms each year. Classroom based courses meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets Keller is able to offer greater flexibility in course scheduling, a greater choice of elective courses and a more convenient location than its competitors. Keller also offers an accelerated format of its MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their work week. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments at Keller continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With educational centers in an expanding number of states and multiple locations within most of these states Keller offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations. Additionally, with the expansion of its distance delivery offerings, Keller can now expand its availability to all qualified students without regard to their location or daily schedule.

Becker competes with CPA exam preparation through self-study; with firm-sponsored courses; with courses offered by colleges and universities; and with other private training companies. According to a recently issued report by the National Association of State Boards of Accountancy, two-thirds of first-time CPA candidates participated in a review course in the six months prior to taking the 1996 exams. Taking a privately offered course was cited by 89% of these first-time candidates, with college and firm-sponsored courses representing the remainder in approximately equal amounts. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students. Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each area of specialty included in the exam. Becker CPA courses undergo regular review and revision to stay current with the latest accounting practice. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses but not passing the

CPA exam are testimony to the quality and value of the Becker methodology. CPA candidates can take the Becker review course content and methodology in conjunction with their Keller Graduate School MBA or MAFM programs in most states in which Keller offers classes, earning full graduate academic credit. These credits can also be used to fulfill educational requirements to sit for the CPA exam. This provides both Becker and Keller with an important competitive advantage. Efforts are underway to extend the granting of credit to the remaining states in which Keller operates. To further extend the marketing and operational benefits of joint operation, Becker offers classes at more than 15 Keller locations. Becker classes are also offered on five DeVry Institute campuses.

In June 1998, Becker acquired the assets of Gross-Monette CPA Review Course, the largest CPA review course company in the Philadelphia area. The acquisition expands the Becker presence in this important East coast market. Further acquisitions could occur in selected important local markets.

Student Recruiting
Students at the DeVry Institutes are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the recruiting process because a significant portion of the DeVry Institutes' students come from outside the immediate area in which the DeVry Institute campus they attend is located. The percentage of enrollment coming from these two recruiting sources varies campus by campus, but is predicated largely on each school's location. Overall, admissions representatives currently generate over two-thirds of the DeVry Institutes' total enrollments. The DeVry Institutes employ over 400 admissions representatives and field recruiters throughout the United States and Canada. In order to recruit students in certain states and Canadian provinces, representatives and recruiters must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit an institution from paying a commission, bonus or incentive to the

Company's representatives and recruiters based upon their success in securing enrollments. The Company believes that its method of representative and recruiter compensation complies with the regulations.

The admissions representatives are salaried, full-time Company employees. They are located at each DeVry campus and work with potential applicants who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce and students transferring to DeVry from nearby junior colleges. Each of the DeVry Institutes has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry program. Over 20% of new students recently enrolled at the DeVry Institutes had some prior college experience.

Field student recruiters are salaried, full-time Company employees. Field recruiters meet individually with prospective students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited over 11,000 high schools in North America last year and made presentations on career choices and the importance of a college education. Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. The downsizing of the U.S. military and base closings also present recruiting opportunities. Veterans with military-specific technical training are attracted to DeVry's practical career-oriented education, and DeVry's locations across the U.S. are often near the home area to which the veteran will relocate. Numerous new students with V.A. benefits have enrolled at the DeVry Institutes.

In support of its recruiting force, the DeVry Institutes advertise on television and radio, in magazines and newspapers, and utilize telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by their employers, alumni or currently enrolled students. In addition to the more traditional recruiting methods, DeVry's Internet site provides another avenue for students to receive information and apply for information about admission.

To be admitted to a DeVry Institute program in the United States, an applicant must be a high school graduate, have a General Education Development (GED) certificate or hold a degree from an accredited postsecondary institution. In Canada, an applicant must either meet the same criteria as in the U.S. or meet "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the DeVry Institutes implemented the Computerized Placement Tests (CPT) which were designed in collaboration with The College Board and Educational Testing Service. These exams help DeVry Institutes serve the needs of its students by better assessing students' achievement levels and developmental needs during the admission process. Since its introduction, minimum admission and placement scores on the CPT have been raised several times in an effort to better identify those students most likely to successfully complete their educational program. Submission of ACT or SAT examination scores deemed appropriate for the desired program or the submission of acceptable grades in qualifying college-level work completed at an approved postsecondary institution can also be used to meet DeVry Institute admission requirements.

Keller Graduate School recruits students through direct mail, radio advertising, telemarketing, print advertising and referrals from employers, alumni or current students. Keller employs on-campus admissions representatives at each teaching center who meet with, counsel and evaluate admission qualifications of prospective students. To be admitted to a Keller program, applicants must hold a baccalaureate degree from a U.S. institution that is accredited by or in candidacy status with a regional accrediting agency. Foreign applicants must hold a degree recognized to be equivalent to a U.S. bachelors' degree. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test (GMAT), the Graduate Record Examination (GRE) or Keller's alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidate's academic credentials, entrance test scores and personal interview.

Becker markets its courses directly to potential students and to some of their employers, e.g. the large national and regional accounting firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA or CMA review courses, which are offered twice each year. Becker enrolls many students who have previously completed a competitor's course or a self-study program but were unable to pass the exam.

According to data published by the National Association of State Boards of Accountancy, the number of first time CPA examination takers has declined during each of the past several years. Several states have either adopted or introduced legislation that requires 150 semester units (the equivalent of five years of college) before a candidate can sit for the CPA exam. If the 150 semester unit legislation is broadly implemented, it might have the effect of further reducing candidates for the CPA exam. Additionally, some states have passed or may pass laws requiring completion of all educational requirements before a candidate can take the CPA exam. This has the effect of delaying, for six months or more, enrollment in Becker's review class by some students in those states. To overcome these recruiting challenges, Becker has expanded the number of class locations to make it accessible to more students, has increased advertising and promotional efforts and, as previously described, has introduced the course on CD-ROM.

Accreditation and Approvals
Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure that these institutions maintain the level of performance, evidence institutional and program improvement, demonstrate integrity and fulfill requirements established by the accrediting body.

Although regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, it is an important strength of the DeVry Institutes and Keller Graduate School, providing significant advantages over most other for-profit colleges. College and university administrators depend on the accredited status of an institution in evaluating transfers of credit and applications to graduate schools. Employers rely on the accredited status of an institution when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for eligibility for federal financial assistance. Also, most scholarship commissions restrict their awards to students attending accredited institutions.

DeVry Institutes and Keller Graduate School are each accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools, one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. The DeVry Institutes and Keller accreditations were last reaffirmed by the North Central Commission in 1992 for the maximum ten year period. A scheduled interim progress monitoring visit was conducted at the DeVry Institutes in May, 1997, with a recommendation for an analysis by the DeVry Institutes, due in April 1999, on the expansion status of its library collections. The next comprehensive visit remains at its originally scheduled 2002 date.

Accreditations of the DeVry Institutes and Keller in the United States and of the DeVry Institutes in Canada are as follows:



        UNITED STATES                                   CANADA


Commission on Institutions of              Ontario Association of Certified
Higher Education of the North              Engineering Technicians and
Central Association of Colleges and        Technologists (DeVry/Toronto area
Schools.                                   campuses' Electronics Engineering
                                           Technology and Electronics
                                           Engineering Technician programs)
The baccalaureate electronics
engineering technology (EET)               Canadian Technology Accrediting
programs at all DeVry U.S.                 Board (DeVry/Calgary's Electronics
campuses, except Fremont and               Engineering Technology and
Alpharetta, and the Electronics            Electronics Engineering Technician
Technology program at DeVry/New            programs)
York, are separately accredited by
the Technology Accreditation
Commission of the Accreditation
Board of Engineering and Technology
(TAC/ABET).  The associate-level
EET program at DeVry's New Jersey
campus is also TAC/ABET accredited.
The Fremont, Alpharetta and New
York DeVry Institutes will apply
for TAC/ABET accreditation once
their first classes have graduated.

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

Keller Graduate School is authorized to operate and award degrees under authority of the Illinois Board of Higher Education and the appropriate approval boards in the other states in which it has operations.

State and Provincial Approval and Licensing
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and grant degrees. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted over $5 million of surety bonds with state and local regulatory authorities in the U.S. and approximately $1 million (CDN) of surety bonds with regulatory agencies in Canada and believes it is currently in material compliance with state and Canadian provincial regulations. Certain states have set standards of financial responsibility beyond those prescribed by federal regulation. For example, fiscal tests adopted by the California legislature (as discussed more fully below) and similar regulations adopted or proposed by other state regulators may place the Company in future non-compliance under certain state regulations. If the Company were unable to meet these tests and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.

In January 1991, the state of the California adopted legislation that requires private, postsecondary education institutions to meet certain fiscal tests in order to continue operating in the state. These fiscal tests include three requirements: not having an operating loss in each of an institution's two most recent fiscal years; having positive net worth in its latest fiscal year; and maintaining a ratio of current assets to current liabilities of 1.25:1 or greater. The Company has consistently achieved two of the required fiscal tests but has not maintained the ratio of current assets to liabilities of 1.25:1 which the Company believes is an inefficient use of its assets. At June 30, 1998, the Company had a ratio of current assets to current liabilities of 1.06:1. However, California law stipulates that when another government agency requires an institution to file annual financial audits prepared by a certified public accountant, that agency's current ratio standard may apply in lieu of the California ratio if the ratio of current assets to current liabilities under that standard is 1 to 1 or greater. The California legislation also permits discretion under this statute to allow an educational institution to continue operating, even if it does not satisfy the financial tests, if the institution can demonstrate that it has maintained sufficient financial resources to sustain all of its promised educational services. At June 30, 1998, the Company believes that it has satisfactorily demonstrated its financial strength and ability to continue to operate.


California law further requires an on-site visit to all postsecondary institutions having accreditation from a regional accrediting association other than the Western Association of Colleges and Schools. The California Council for Private Postsecondary and Vocational Education conducted a visit of the California campuses in August, 1996, and issued its report granting approval for continued degree-granting operation for the maximum five-year period. The California Council was discontinued last year, and a new Bureau for Private Postsecondary and Vocational Education established under the Department of Consumer Affairs was designated as the appropriate regulatory agency.

Tuition and Fees
Effective with the spring 1998 term, the DeVry Institutes' tuition in the United States for two semesters (one academic year) ranged from $7,280 to $7,355. Variations in tuition depend on term of enrollment. The Fremont, California and Long Island City, New York, Institutes, both of which begin operation in fiscal 1999, charge tuition ranging from $8,280 to $8,355. Students enrolled on less than a full time basis are charged somewhat lower tuition. DeVry's tuition rates are substantially below the average tuition at four-year independent institutions but substantially higher than the average at four-year publicly supported institutions. DeVry's increase in tuition from spring 1997 was approximately 4.9%. This increase approximates the rate of increase at many other postsecondary education institutions. Based upon current tuition rates, for a student enrolled in the DeVry Institute's 5 term electronics technician program, total tuition cost would be $18,300. For a student enrolled in the 9 term computer information systems program, total tuition cost based upon current rates would be $32,860.

Effective with the spring 1998 term, tuition in Canada ranged from $6,690 to $6,765 (CDN) for the two semester period, an increase of approximately 4.9% from spring 1997.

Effective with the September, 1998, term, Keller Graduate School tuition per course (four quarter credit hours) ranges from $1,010 to $1,235, depending on the state in which the student is enrolled. This compares to tuition rates from $955 to $1,170 implemented in September, 1997. The price for courses taken by distance education is $1,350.

The price of the complete live Becker CPA review course is $1,495, which includes an enrollment fee. The price of the complete Becker CMA review course in $1,160, which also includes an enrollment fee. The complete CPA review course on CD-ROM is priced at $1,195.

In addition to the tuition amounts described above, students at the DeVry Institutes and Keller must purchase textbooks and supplies as part of their educational program.

If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate funding source.

Financial Aid and Financing Student Education
Students attending the DeVry Institutes finance their education through a combination of family contributions, individual resources (including earnings from full- or part-time employment), financial aid (including Company-provided financial aid) and tuition reimbursement from their employers.

The Company believes that approximately 75% of the U.S. DeVry Institutes' students receive some government-sponsored financial aid and that a similar percentage of the students attending the Canadian DeVry Institutes receive some government-sponsored financial assistance. A 1996 National Postsecondary Student Aid Study found that approximately 80% of full-time students attending private four-year institutions received some form of financial aid.

The Company believes that between 10% and 20% of Keller Graduate School students have received government-sponsored financial aid. In addition, approximately 80% of Keller students receive some tuition reimbursement from their employers. Students attending the Becker CPA or CMA review courses are not eligible for financial aid, but many of them receive part or full tuition reimbursement from their employers.

The DeVry Institutes assist their undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed. The Company believes that a substantially greater percentage of its full-time students are employed to help finance their costs of education. On the basis of a financial aid application completed by the student and the student's family, the DeVry Institutes develop an assistance package for students who require financial aid. Government-sponsored financial aid is of great importance to the Company because historically, slightly less than 70% of the DeVry Institutes' U.S. tuition, book and fee revenues have been financed by government-provided financial aid received by its students.

The government-provided financial aid and assistance programs in which many of the Company's students participate are subject to political and governmental budgetary considerations. In 1992, Congress reauthorized funding for financial assistance programs through September, 1997, with provision for extensions, if needed. Congress has begun the process of reauthorization but there is no assurance that federal funding will be continued at its present level or in its present form. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students.

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

Extensive and complex regulations in the United States and Canada govern all of the government grant, loan and work programs in which the Company and its students participate. Regulations and standards that an institution must satisfy in order for its students to participate in federal financial assistance programs include, among others, maximum student loan default rates; limits on the proportion of an institution's revenue that can be derived from federal aid programs; prohibition of certain types of incentive payments to student recruiters; and financial responsibility and administrative capability requirements.

At June 30, 1997, the Company achieved an operating profit, positive net worth, a "quick ratio" (cash plus accounts receivable to all current liabilities) of more than 1:1 and maintained the required cash reserve for the payment of refunds. This fully satisfied the standards of financial responsibility established by the U.S. Department of Education for participation in federal financial assistance programs for that year. For 1998, the Department of Education introduced a new standard of financial responsibility test. The standard is based upon a composite score of three ratios which are designed to measure various aspects of an educational institutions financial stability. The Company believes that, based upon its computations, for fiscal year 1998 it has demonstrated the highest level of financial stability. Failure to achieve these financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a surety bond to permit its students to continue to participate in federal financial assistance programs. In addition to the regulations and standards which must be met by the institution, student recipients of financial aid must maintain satisfactory progress toward completion of their program of study and an appropriate grade point average.

Institutions that participate in Title IV financial aid programs must disclose information upon request about student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. Completion rates, as defined by the Act, at each of the U.S. DeVry Institutes generally fall within the range of completion rates, as published by U.S. News and World Report, 1998 America's Best Colleges, for selected urban public colleges in the areas in which the DeVry Institute operates. DeVry also admits many students who previously attended another college and whose completion rates are not included in these statistics. Completion rates for the 20% or more of students entering DeVry with previous college experience are generally higher than for first-time students.

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

In the United States, the Company has completed and submitted all required audits of compliance with federal financial assistance programs and its independent accountants are currently conducting the required audits of the one year period ending June 30, 1998. The Department of Education conducted a site visit, in August, 1996, at the DeVry Institutes' North Brunswick, New Jersey, campus as a part of its program of periodic review of the administration of student financial assistance programs. The visit was satisfactorily concluded without further follow-up or action. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the Company and resulted in a substantial curtailment of the Company's participation in government grant or loan programs, the Company could be adversely affected.

In Canada, the DeVry Institutes' Toronto-area campuses were notified at the end of August, 1995, that the Ontario Ministry of Education and Training had temporarily suspended the processing of new financial aid applications from DeVry students pending review of inaccuracies found in applications filed by some students. The Ministry believed that some of DeVry's Toronto-area students applied for and collected what might be excessive government-sponsored financial aid by inappropriately reporting that they had "zero income." A Ministry audit of these applications, with DeVry's full cooperation, began in September, 1995, and was subsequently completed, although no final report has been issued to-date. In order to restore financial aid eligibility, the Company refunded to the Ministry approximately CDN $1.6 million for the 1995/96 academic year which the Company believes is substantially all of the financial aid previously inappropriately disbursed to such "zero income" students for this time period. In addition, the Company posted a letter of credit at the Ministry's request against possible additional amounts that may have been inappropriately disbursed as determined by the Ministry audit. Effective with the spring 1996 term, which began in March, 1996, the Ministry conditionally reinstated approval for the processing of financial aid applications. As a result of these actions, the results of operations of the Company's Canadian operations were adversely affected. Full unconditional reinstatement is pending, subject to the Ministry's completion of its review and issuance of a final report.

The following is a description of the U.S. and Canadian financial aid programs in which the Company's students participate:

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

     Grants These funds, made available by the government to eligible students who demonstrate financial need, do not have to be repaid. The Company's students are eligible to participate in the Pell and SEOG Grant programs, which are programs for undergraduate students. Eligible students receive a Pell grant ranging in amount from $400 to $3,000 per year. SEOG is a supplement to the Pell grant, available to only the neediest students because SEOG funds are limited in amount at each institution based upon a federally determined formula. In addition to these federal assistance funds, DeVry is required to make a 25% institutional matching contribution of all federal SEOG funds. The institutional matching contribution may be satisfied, in whole or in part, by the DeVry Institutes' scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

     Loans Students at the DeVry Institutes participate in the Stafford and PLUS programs within the FFELP and in the Perkins loan program. Stafford loans may include an interest subsidy depending upon the financial need of the student, and loan repayment is scheduled to begin six months after a student no longer attends school on at least a half-time basis. Historically, over 80% of the financial aid received by students attending the Company's U.S. DeVry Institutes has been provided by federal student loans. Students at Keller Graduate School currently participate in the FDSL and FFELP, which represent 100% of the federal financial aid received by these students.

     In 1993, Congress passed legislation creating the Direct Student Loan Program. Under this program, students may complete all loan application and processing steps at their educational institution. Besides the benefit of one-stop processing, which can be done at the institution in conjunction with the application for aid under other programs, this loan program offers other benefits to student borrowers such as income-based repayments, lower loan fees and lower loan interest rates. For the 1994-95 school year, the DeVry DuPage Institute was one of only 104 institutions in the nation chosen by the Department of Education to pilot the implementation. Subsequently, several additional DeVry Institutes and Keller Graduate School were chosen to begin participation in the program. The U.S. Congress has considered various proposals to eliminate this program or to cap loans made under this program at some percentage of all federal student loans until there is more experience with its success and realized cost savings. Federal student loans remain available to the Company's eligible students under the Stafford program should direct student loan availability be curtailed.

     Work Study Work Study wages are 75% paid from federal funds and 25% from qualified employer funds. Work opportunities, both on or off-campus, under FWS are offered on a part-time basis by the U.S. DeVry Institutes to undergraduate students who demonstrate financial need.

State Financial Aid Programs In addition to the various federal loan and grant programs, state grant assistance may be received by eligible students attending DeVry Institutes in Arizona, California, Georgia, Illinois, Ohio and New Jersey.

Canadian Government Financial Aid Programs Canadian students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to students who are Canadian citizens or a permanent resident of Canada enrolled at approved postsecondary institutions. Students from Quebec are eligible for loans under the Quebec Student Loan Plan. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. All other forms of government financial aid in Canada, both loans and grants, are financed and administered by the provinces.

Postsecondary institutions whose students participate in the Ontario Student Loan program are now required to make available to prospective students information about graduation rates and student loan default rates. In addition, postsecondary institutions whose student default rates exceed certain thresholds will be required to provide the Ontario Ministry of Education and Training with a security deposit for loan default losses that might exceed the regulatory threshold. The Company's Toronto-area campuses have posted the required surety bond and promissory note and believe that full compliance with these regulations will not have a material effect on their operations.

"85/15 Rule" This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as the Company. Under this regulation, students attending a for-profit institution that derives more than 85% of its revenues from federal financial assistance programs in any year will not be able to participate in these programs for the following year. This regulation is commonly referred to as the "85/15 rule." Final data for fiscal 1998 is not yet complete but, in 1997 the U.S. Institutes derived approximately 68% of their revenues from these programs and no institute within the DeVry system derived more than 80% of its revenues from these programs. Similarly, in 1996, the U.S. Institutes derived approximately 68% of their revenues from these defined federal assistance programs. Keller Graduate School derived approximately 20% of its 1997 revenues from these defined aid programs. Each of the DeVry Institutes (except for the Long Beach, California, Institute, which currently operates as an additional location of the Pomona, California, Institute and the Fremont, California, Institute which currently operates as an additional location of the Phoenix, Arizona, Institute) and Keller is established as a separate institution under the Higher Education Act ("HEA") provisions and must separately meet the criteria for the "85/15 rule" and for loan default rates.

Company-Provided Financial Assistance The Company's EDUCARD Plan is available to students attending the U.S. DeVry Institutes. The EDUCARD Plan is an installment loan program designed to assist students unable to completely cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes. Repayment of EDUCARD Plan balances is worked out in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12 months following a student's graduation or termination of study. The receivable balance related to Company-provided financial aid at the U.S. DeVry Institutes at June 30, 1998, was approximately $10.9 million. Continued timeliness in financial aid processing and in the collection of student-owed balances has reduced the level of these receivables from last year even as enrollment and tuition revenue increased. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance. In Canada, to assist students who are unable to pay their tuition in full at the start of each term, students are allowed to participate in a multi-payment plan over the length of each semester.

In addition to the student financial assistance provided by the EDUCARD Plan, the U.S. and Canadian DeVry Institutes offered a Dean's Scholarship national competition and a Presidential Scholarship campus competition to 1997/98 high school graduates. The Dean's scholarships are renewable partial scholarship awards to high school seniors who apply to DeVry and submit qualifying ACT/SAT scores. Presidential Scholarships, which cover full tuition for any of DeVry's full-time degree programs, are limited to two per campus. Similar scholarship offers have been made to high school graduates in previous years and are expected to be offered in the future. To attract students who attend community or junior colleges, the U.S. DeVry Institutes offer half-tuition scholarships, valued in total at more than $500,000, to recent graduates from an accredited community/junior college. The DeVry Institutes have also provided funds in the form of institutional grants which help students most in need of financial assistance.

Student Loan Defaults
The Company believes that historically, federal student loans represented more than 80% of the federal aid received by students at the U.S. DeVry Institutes and 100% of the federal aid received by students at Keller Graduate School. For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions whose students have high loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. No DeVry Institute has ever had a FFELP cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year. Due to the recent introduction of the FDSL program, no default rates for this program have yet been reported.

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

According to preliminary, pre-published reports by the U.S. Department of Education, the Company's schools had FFELP student loan cohort default rates for 1996 (the latest year for which statistics are available) ranging from 3.5% to 23.1%. The Company's weighted average FFELP cohort default rate is preliminarily reported at approximately 17.0%. The reported rates for 1996 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 1997. Cohort default rates are subject to revision by the Department of

Education as new data becomes available and are subject to appeal by schools contesting the accuracy of the data. Upon review of the calculations of these rates for each Institute, the Company has discovered some errors and exceptions and has submitted appeals for revision where appropriate. For 1995 (the latest year for which "final" statistics are available), the Company's weighted average FFELP cohort default rate was 16.1%. This compares to a 1995 average 19.9% default rate for all proprietary schools.

No DeVry Institute has had a FFELP cohort loan default rate greater than 25% in 1994, 1995 or 1996. Default rate reduction initiatives are underway at each Institute. No DeVry Institute is subject to any restrictions or termination under the student loan program.

Students who attend the U.S. DeVry Institutes also participate in the Federal Perkins loan program. This program provides low interest educational loans to students who demonstrate exceptional need. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. The program, including the responsibility for collection of outstanding loans, is administered by the institution. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. Any institution with a Perkins loan cohort default rate between 20% and 30% will receive a reduced annual federal contribution to the program. If the Perkins loan cohort default rate exceeds 30%, the institution will not receive any new federal contribution to the program. However, new loans to eligible students may continue to be made from the pool of funds created by monthly repayments on previous loans. The DeVry Institutes Perkins loan cohort default rates for 1997 (the latest year for which statistics are available) range from 14.7% to 36.8%. The U.S. DeVry Institutes weighted average Perkins loan cohort default rate was 25.0%. For 1996, the Perkins loan default rates ranged from 16.0% to 32.0%, and the U.S. DeVry Institutes weighted average Perkins loan cohort default rate was approximately 23.2%. Student counseling and additional collection efforts were previously implemented and have, in part, contributed to maintaining default rates at their current levels.

Career Services
The Company believes that the employment of its graduating students is essential to its ability to attract new students. At the U.S. DeVry Institutes, there were nearly 45,000 graduates over the ten-year period ending October, 1997, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the more than 43,000 graduates who actively pursued employment or were already employed, 93% held positions in their chosen fields within six months of graduation. Each Institute has career services staff working with students in the areas of career choice activity, resume preparation and job interviewing. The staff also maintains contact with local and national employers to determine job opportunities and arrange interviews.

The shortage of skilled employees has placed an increased premium on educated workers as evidenced by the widening gap in median wages of male college vs. high-school graduates to approximately 89% today from 42% in 1979. By the year 2000, it is estimated that 85% of the jobs in the United States will require education or training beyond high school from only 65% as recently as 1991.

The DeVry Institutes attempt to gather accurate data on the number of its graduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the information that graduates report to the DeVry Institutes.

Full and part-time U.S. degree and diploma program graduates for the three classes which ended in calendar year 1997, and for the three classes which ended in calendar year 1996, were employed in their chosen field within six months of graduation, based on data reported to the DeVry Institutes, as follows:

          THE U.S. DEVRY INSTITUTES' GRADUATE EMPLOYMENT STATISTICS
                                                       Percent of
                                                       Graduates
                                                       Who
                               Number of               Actively
                               Graduates               Pursued
                               Who          Number of  and
                               Actively     Graduates  Obtained
                               Pursued      Employed   Employment
                               Employment   in         and Those     Percent
                 Number        or Were      Education  Who were      Of Net
                 of Net        Already      Related    Already       Graduates
                 Graduates<F1> Employed<F2> Positions  Employed<F2>  Employed<F1>

Calendar Year
1997 Graduating
Classes (2/97,
6/97, 10/97)       4,503        4,419        4,290      97.1%         95.3%


Calendar Year
1996 Graduating
Classes (2/96,
6/96, 10/96)       4,170        4,082        3,931      96.3%         94.3%


<F1>(1)Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

<F2>(2)Does not include students who actively pursued employment for less than 6 months and did not obtain employment.

In Canada, for the three classes which ended in calendar year 1997, 93.3% of those graduates who actively pursued employment had obtained employment or were already employed in their chosen field within six months of graduation. This includes those students who received diplomas and who received bachelor's degrees through the DeVry Phoenix Institute's degree completion program in Calgary and those students who completed their degree requirements at a U.S. DeVry Institute.

The majority of employers of the DeVry Institutes' graduates are in the electronics or information processing industries. The Company believes that no single employer has hired more than 5% of the DeVry Institutes' graduates in recent years. Major employers of the DeVry Institutes' graduates include the following companies: Andersen Consulting Group, Applied Materials, AT&T, Cellular One, Eastman Kodak, EDS, General Electric Company, Hewlett-Packard, IBM, Intel Corp, MCI, Motorola and Silicon Graphics.

Keller Graduate School maintains a career services office to assist current and past graduates. This office offers a full range of services designed to enhance each individual's career development skills and is available to graduates, at no charge, on a lifetime basis.

Seasonality
The Company's business is somewhat seasonal. Highest enrollment and revenues at the DeVry Institutes and Keller typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment occurs during the summer months. Becker experiences higher enrollments for its courses beginning in June and July leading to the fall CPA exam than for its classes beginning in December and January leading to the spring CPA exam.

Results of operations reflect this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 10 to the Company's Consolidated Financial Statements, Quarterly Financial Data.

Administration and Employees
Each DeVry Institute's campus is managed by a president and has a staff of academic deans, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to the Company's vice president of admissions. Each Keller Graduate School center is managed by a center director and has a director of admissions and appropriate center support staff.

The Company has approximately 2,850 regular full- and part-time employees. Approximately 300 of these employees, or slightly more than 10% of the total work force, work at its corporate headquarters in Oakbrook Terrace, Illinois, including Keller Graduate School management and staff. In addition, the Company employs approximately 1,400 students as faculty assistants and in other part-time positions. Becker is managed by an administrative staff headquartered in Los Angeles and by regional administrative staffs which support instructors and coordinate local recruiting efforts. None of the Company's employees is represented by a union. The Company believes that its relationships with its employees are satisfactory.

Faculty
Each DeVry Institutes' campus president hires faculty members in accordance with criteria established by the Company and applicable state law. Most faculty members teaching in technical areas have related industry experience. The DeVry Institutes have initiated sabbatical and other programs to allow faculty to engage in developmental projects or consulting opportunities to maintain and enhance their currency and teaching skills. Faculty members are evaluated each semester based on student comments and observations by an academic dean. There are approximately 700 full-time faculty members among all of the DeVry Institutes' campuses. Approximately 80% of the DeVry Institutes' faculty members hold advanced academic degrees. In addition, DeVry Institutes engaged over 700 part-time, adjunct and visiting faculty, mostly in the evening programs. Recruiting qualified new faculty members for some upper term technical courses has become more difficult as the economic expansion cycle continues. In some classes, regular full-time faculty have been supplemented with adjunct faculty teaching on a part-time basis while maintaining employment in their technical field of specialty.

Keller Graduate School faculty members are practicing business professionals who are engaged to teach on a course-by course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, Keller has begun selectively utilizing full-time faculty to respond to student demand in rapidly developing areas and to meet approval requirements in certain states. Less than 10% of Keller's instructors, excluding staff members who regularly teach, are full-time employees. More than 90% of Keller's faculty have advanced degrees. Keller draws upon more than 600 active faculty who teach courses as needed throughout the year. Becker's faculty, numbering approximately 500 each term, are primarily practicing professionals who teach part-time on a course-by-course basis.

Trademarks and Service Marks
The Company uses a number of trademarks including "DeVry Institute of Technology", "Becker CPA Review" and variants thereof. All trademarks, service marks and copyright registrations associated with the business are registered in the name of the Company or one of its subsidiaries and expire over various periods of time. The Company vigorously defends against infringements of its trademarks, service marks and copyrights.

ITEM  2 - PROPERTIES

DeVry Institutes
The DeVry Institute campuses are located in both suburban communities and urban neighborhoods. They are easily accessible to major thoroughfares. Each Institute campus includes teaching facilities, admissions and administrative offices. Teaching facilities are housed in modern buildings that include classrooms, laboratories, libraries, bookstores and student lounges. Electronics laboratories include PC-based instrumentation and microprocessor development/circuit simulation systems along with analog and digital oscilloscopes, digital multimeters, power supplies, signal generators and other equipment. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricula areas. Resources available to students include access to a central mainframe owned and operated by a third party, UNIX and numerous software packages supporting a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum. Telecommunications laboratories provide central office simulation, PBX administration, inter-networking and teaching LAN environments.

None of the seven DeVry Institute campuses owned by the Company is subject to a mortgage or other indebtedness.

In June 1996, the DeVry Technical Institute in Woodbridge, N.J., moved to a new, 99,000 square foot Company-owned facility in North Brunswick, N.J., in advance of the fiscal year 1997 summer term class start.

In July 1996, the Company began operation of a satellite campus in Mississauga (Toronto), Ontario, Canada. Opened in 42,000 square feet of space, this was the second satellite to the then main campus operation in North York (Toronto) and the fourth DeVry Institute in Canada.

A new DeVry Institute began operation in July 1997 in Alpharetta (Atlanta), Georgia, in a build-to-suit, leased campus. The facility, of approximately 65,000 square feet, is being operated as a branch location of the DeVry Institute in Decatur, Georgia.

The table below sets forth certain information regarding each of the properties at which the DeVry Institutes conducted educational operations at June 30, 1998:

                         DeVRY INSTITUTE CAMPUSES

                                                  Full and
                                   June 1998      Part-Time
                                   Area           Students
                                   (Approximate   Attending
                                   Square Feet)   Spring 1998    Ownership
                                   ------------   -----------    ---------
Alpharetta (Atlanta), Georgia       65,000             588         Leased
Decatur (Atlanta), Georgia         107,500           2,774         Owned
Chicago, Illinois                  104,850           3,526         Owned
Addison (Chicago), Illinois         91,600           3,635         Leased
Columbus, Ohio                     106,480<F1>       2,803         Owned
North Irving (Dallas), Texas        95,250           2,561         Leased
Kansas City, Missouri               74,500           2,306         Owned
Phoenix, Arizona                   120,200           3,207         Owned
Pomona (Los Angeles), California   100,500           3,354         Leased
Long Beach (Los Angeles),
  California                        98,240           1,933         Leased
North Brunswick, New Jersey         99,000           3,113         Owned
Calgary, Alberta, Canada            42,900           1,244         Leased
North York (Toronto), Ontario,
  Canada                            51,690             579         Leased
Scarborough (Toronto), Ontario,
  Canada                            44,800             654         Leased
Mississauga (Toronto), Ontario,
  Canada                            60,600             714         Leased
                                                    ------
                                                    32,991
                                                    ======

<F1>(1) Includes 14,400 square feet of modular buildings.

In the fourth quarter of fiscal 1997, the Company completed the purchase of land in Fremont (San Francisco), California, for construction of a campus to serve the Northern California area. This campus opened for classes in July 1998 in a 99,000 square foot Company-owned facility.

Also purchased in the fourth quarter of fiscal 1997 was a parcel of land in the San Fernando Valley, California, for construction of a third campus in the Los Angeles area. Purchase of an adjoining parcel of land, necessary to complete the site, was completed in August, 1997. Construction has started on a 105,000 square foot Company-owned facility. Classes are expected to be offered beginning in November 1999.

In New York, the Company is completing renovation on a leased site in Long Island City. Classes are expected to be offered for the first time in November 1998. Initially occupying approximately 96,000 square feet, the campus can be expanded in two years, at the Company's option, by 59,000 square feet.

In Calgary (Alberta), Canada, the Company leased a new build-to-suit campus of approximately 70,000 square feet to replace its former location.
Classes were offered in this new and larger facility with the start of the summer 1998 term.

In the Toronto-area, the Company consolidated its operations into its two newer campuses in Scarborough and Mississauga, Ontario. Effective with the summer 1998 term, classes were no longer offered in the original North York location. Additional space was leased in both Scarborough and Mississauga to accommodate this consolidation and administrative staff will be relocated when final renovation of the additional space is completed.

In Pomona, California, the Company has leased additional space in an adjacent building in order to relocate certain administrative functions, permitting that space to be used for classroom and laboratories. This expansion is necessary to accommodate increasing enrollments.

In Chicago, construction should begin shortly on a 53,000 square foot expansion to the urban DeVry Institute campus. Located on the same Company owned property, this expansion will permit further enrollment growth and an enhanced environment for the students, faculty and staff.

Additional DeVry Institute facility renovations and expansions are under consideration to improve and expand operations at these locations.

Keller Graduate School
Keller centers are housed in modern buildings whose locations were chosen for their convenience to students. Keller centers, which mostly range in size from approximately 4,000 to 10,000 square feet, include teaching facilities, admissions and administrative offices. Each Keller facility has an information center designed to enhance students' success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; sample business plans; popular business periodicals; videos of selected courses; a career services video and texts, and access to more than three hundred electronic data-bases.

During fiscal 1998, Keller relocated its Downers Grove, Illinois, center to Lisle, Illinois to take advantage of state-of-the-art telecommunications laboratory equipment at this site. Also during the year, new centers were opened in Fremont and San Diego, California; Merrillville, Indiana; Alpharetta and Buckhead, Georgia; and St. Louis, Missouri.

The table below sets forth certain information regarding each of the properties at which Keller conducted educational operations in the April, 1998, term:

                      KELLER GRADUATE SCHOOL CENTERS

                                Part-Time
                                Students
                                April 1998             Ownership
                                ----------             ---------
Chicago, Illinois                 452                   Leased
Schaumburg, Illinois              437                   Leased
Lincolnshire, Illinois            422                   Leased
Oakbrook Terrace, Illinois        309                   <F1>
Lisle/Downers Grove, Illinois     218                   Leased
Orland Park, Illinois             168                   Leased
Elgin, Illinois                   155                   Leased
Merrillville, Indiana              70                   Leased
Milwaukee, Wisconsin              205                   Leased
Waukesha, Wisconsin               174                   Leased
Tysons Corner, Virginia           210                   Leased
St. Louis, Missouri               122                   Leased
St. Louis, Missouri (downtown)     24                   Leased
Kansas City, Missouri             205                   <F2>
Kansas City, Missouri (downtown)  119                   Leased
Phoenix, Arizona                  134                   <F2>
Mesa, Arizona                     210                   Leased
Decatur, Georgia                  262                   <F2>
Atlanta, Georgia                  218                   Leased
Alpharetta, Georgia               119                   <F2>
Buckhead, Georgia                  73                   Leased
Pomona, California                205                   <F2>
Long Beach, California            124                   <F2>
Irvine, California                 73                   Leased
San Diego, California              22                   Leased
Fremont, California                 - <F3>              <F2>
Distance Learning                 100                    -
                                -----
                                4,830
                                =====

<F1>(1)Operates at the Company's corporate headquarters location
<F2>(2)Operates on a DeVry Institute campus
<F3>(3)Opened June, 1998

In September, 1998, Keller is opening a new center in Tampa, Florida, its first in that state. Several additional new center openings are planned for the remainder of fiscal 1999.

Becker
Becker CPA is headquartered in leased offices in Encino, California. Classes are conducted in leased facilities, less than twenty of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-used basis, allowing classes to be expanded or relocated as enrollments require. Becker classes are also currently offered on several DeVry Institute campuses and at Keller Graduate School centers where the location and facility availability are appropriate.

Corporate
The Company's administrative offices are located in approximately 73,600 square feet of leased space in an office tower in Oakbrook Terrace, Illinois. In addition, the Company leases approximately 17,900 square feet of storage and other miscellaneous use space at this facility.

The Company's leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases can be renewed for additional periods.


ITEM 3 - LEGAL PROCEEDINGS
The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Neither the Company nor any of its subsidiaries is currently a party to any legal proceeding which the Company believes is material except those described below.

In fiscal 1996, the Ontario Ministry of Education and Training temporarily suspended and later conditionally reinstated the processing of financial aid applications for students attending the Company's Toronto-area schools. Full unconditional reinstatement is pending, subject to the Ministry's completion of its review and issuance of a final report.

In July, 1996, the Company and DeVry Canada were served with a purported class action lawsuit in Canada by a former student alleging breach of contract and misrepresentation about the quality of the DeVry Institutes' educational programs, seeking up to CDN $400 million in compensatory and punitive damages. In July 1998, the Canadian court rejected the plaintiffs' motion to certify the lawsuit as a class action in the province of Ontario.

Although the outcomes cannot be predicted with certainty, the Company believes the resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


The name, age and current position
of each executive officer of the
Company are:

Name, Age and Office                         Business Experience
--------------------                         -------------------

Dennis J. Keller. . .57
     Chairman of the Board and Chief   Mr. Keller co-founded KGSM in 1973.
     Executive Officer                 From the inception of the Company,
                                       Mr. Keller has been Chairman of the
                                       Board and Chief Executive Officer.
                                       Mr. Keller is a graduate of
                                       Princeton University and holds a
                                       Master of Business Administration
                                       degree from the University of
                                       Chicago Graduate School of
                                       Business.

Ronald L. Taylor. . .54

     Director, President and Chief     Mr. Taylor co-founded KGSM in 1973
     Operating Officer                 and has been a director since its
                                       inception.  Mr. Taylor was Dean of
                                       Keller Graduate School from its
                                       inception until 1981, when he
                                       became President and Chief
                                       Operating Officer of KGSM.  Mr.
                                       Taylor is a graduate of Harvard
                                       University and holds a Master of
                                       Business Administration degree from
                                       Stanford University.

Marilynn J. Cason . . 55

     Senior Vice President, General    Ms. Cason joined the Company in
     Counsel and Corporate Secretary   1989 with responsibility for the
                                       Company's legal affairs and human
                                       resources.  In her current position
                                       as a Senior Vice President, Ms.
                                       Cason has responsibility for
                                       facilities planning, purchasing and
                                       management information systems in
                                       addition to her responsibilities
                                       for legal affairs and human
                                       resources.

Norman C. Metz. . .50

     Senior Vice President             Mr. Metz joined the Company in 1983
                                       as a Vice President.  In 1986, Mr.
                                       Metz assumed responsibility for
                                       operations of the DeVry Institutes.
                                       In addition, Mr. Metz is currently
                                       responsible for both regional
                                       student recruiting and recruiting
                                       in the admission offices at the
                                       Institute locations.

Name, Age and Office                         Business Experience
--------------------                         -------------------

O. John Skubiak . . 48

     Senior Vice President             Mr. Skubiak has been with KGSM for
                                       more than 19 years, progressing
                                       from admissions representative to
                                       Dean of Keller Graduate School.  In
                                       his current position as a Senior
                                       Vice President of the Company, Mr.
                                       Skubiak has responsibility for the
                                       Company's marketing, other than
                                       sales, and the operations of Keller
                                       and Becker CPA Review.

Norman M. Levine. . .55

     Vice President, Controller and    Mr. Levine has been Controller of
     Chief Financial Officer           the Company since 1987 and has been
                                       the Chief Financial Officer since
                                       1989.  From 1982 to 1987, Mr.
                                       Levine was Controller of the DeVry
                                       Institutes.

George W. Fisher. . .46

     Vice President, Regional          Mr. Fisher joined the Company as
     Operations                        Vice President, Canadian Operations
                                       in 1985.  His responsibilities
                                       currently include operations of
                                       several of the DeVry Institutes in
                                       the U.S. and Canada.

Bruno LaCaria . . 56

     Vice President, Chief             Mr. LaCaria joined the Company in
     Information Officer               August 1998 as Vice President and
                                       chief information officer.  Prior
                                       to joining the Company, Mr. LaCaria
                                       was the Director of Information
                                       Systems at the University of
                                       Pittsburgh.

Patrick L. Mayers . . 58

     Vice President, Academic Affairs  Dr. Mayers joined Keller Graduate
                                       School in 1978 as Dean of Academic
                                       Affairs.  Dr. Mayers, who obtained
                                       his B.A., M.A., M.B.A. and Ph.D.
                                       Degrees from the University of
                                       Chicago, was elected an officer of
                                       the Company in 1987.  Dr. Mayers
                                       served as Vice President of
                                       Academic Affairs for Keller until
                                       1997 at which time he became the
                                       Vice President of Academic Affairs
                                       for the DeVry Institutes.

Name, Age and Office                         Business Experience
--------------------                         -------------------

Gerald Murphy . . 51

     Vice President, Regional          Mr. Murphy joined the Company in
     Operations                        late 1995 as a Vice President with
                                       responsibility for the operation of
                                       several of the DeVry Institutes in
                                       the U.S. and Canada.  Prior to
                                       joining the Company, Mr. Murphy
                                       served as a Vice President of
                                       Educational Management Corp. and of
                                       the Universal Technical Institute.

James Otten . . 49

     Vice President, Regional          Dr. Otten joined the Company in
     Operations                        late 1995 as a Vice President with
                                       responsibility for the operation of
                                       several of the U.S. DeVry
                                       Institutes.  Prior to joining the
                                       Company, Dr. Otten served as
                                       President of the Katherine Gibbs
                                       School in Boston and of the Brown
                                       Institute in Minneapolis.

 Sharon Thomas-Parrott . . 47

     Vice President, Government        Ms. Thomas-Parrott joined the
     Relations                         Company in 1982 after several years
                                       as an officer in the U.S.
                                       Department of Education's Office of
                                       Student Financial Assistance.  She
                                       served the Company in several
                                       student finance positions before
                                       being elected to her current
                                       position which includes
                                       responsibility for both student
                                       finance and government relations.

Jane Perlmutter . . 50

     Vice President, Regional          Dr. Perlmutter joined the Company
     Operations                        in 1997 as a Vice President with
                                       responsibility for the operation of
                                       several U.S. DeVry Institutes.
                                       Prior to joining the Company, Dr.
                                       Perlmutter managed the Bellcore
                                       Training & Education Center in
                                       Lisle, Illinois.

Kenneth Rutkowski . . 51

     Vice President, Operations        Mr. Rutkowski joined the Company in
     Services and Administration       1985 as Director of Operations and
                                       Administrative Services and was
                                       promoted to his current position in
                                       1991.  His current responsibilities
                                       include managing the Company's real
                                       estate and various administrative
                                       functions.

Name, Age and Office                         Business Experience
--------------------                         -------------------

Vijay Shah. . .47

     Vice President, Admissions        Mr. Shah joined the Company in 1977
                                       progressing from representative in
                                       a DeVry Institute admissions office
                                       to director of admissions.  He has
                                       been DeVry's National Director of
                                       Admissions since 1989 and was
                                       promoted to his current position in
                                       August, 1994.

Edward J. Steffes . . 48

     Vice President, Marketing         Mr. Steffes joined the Company in
                                       1984 as director of marketing and
                                       was promoted to his current
                                       position in 1986.  Mr. Steffes is
                                       responsible for the Company's
                                       advertising, sales promotion and
                                       public relations.

                                  PART II
                                  -------
ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

(a) Market Information
The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years. All sales price information has been restated to reflect the Company's two-for-one stock splits, in the form of a 100% stock dividend, effective June 19, 1998, and December 18, 1996.

                             FISCAL 1998                    FISCAL 1997
                        --------------------         ------------------------
                          HIGH          LOW            HIGH            LOW
                        ---------     -------        ---------       --------
 First Quarter          $15  3/16     $12 7/8        $11 23/32      $ 9 1/2
 Second Quarter          16  1/2       12 1/2         12 11/16        9 3/16
 Third Quarter           17 13/16      14             14              9 1/2
 Fourth Quarter          22  3/8       16 3/8         14 15/16       10 13/16


(b) Approximate Number of Security Holders
There were 571 holders of record of the Company's common stock as of September 1, 1998. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock.

Dividends
The Company is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from the Company's subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries' debt agreements. The Company has not paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in the Company's business. From time to time, the board of directors will review the Company's dividend policy. Any payment of dividends will be at the discretion of the board of directors and will be dependent on the earnings and financial requirements of the Company and other factors as the board of directors deems relevant.

ITEM 6 - SELECTED FINANCIAL DATA
Selected financial data for the Company for the last five years is included in the exhibit, Five-Year Summary - Operating, Financial and Other Data, on page 88 of this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report.

All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the Company's two-for-one stock splits effective June 21, 1995, December 18, 1996, and June 19, 1998.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This new Statement establishes standards for reporting and displaying comprehensive income and its components in a company's financial statements. Comprehensive income includes foreign currency translation adjustments and certain other categories of gain or loss. At the present time, the only category of comprehensive income which must be included in the Company's financial statements is foreign currency translation adjustments, arising primarily form the Company's Canadian operations. The magnitude of foreign currency translation adjustments has historically been small and is not expected to result in a material change to the level of future reported income.

RESULTS OF OPERATIONS
Fiscal Year Ended June 30, 1998, vs. Fiscal Year Ended June 30, 1997
--------------------------------------------------------------------
Tuition revenues in fiscal 1998 increased by $40.3 million, or 14.3%, from fiscal 1997. The increase in tuition revenue was produced by enrollment increases at DeVry Institutes and Keller Graduate School of Management. Fiscal 1998 marks the eighth consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year has increased, up 9.4% from the previous year. Enrollment increases at DeVry Institutes reflect the opening of a new institute in Alpharetta, Georgia, and increases in enrollments at existing Institutes. At Keller Graduate School, cumulative total student enrollment for the five terms of fiscal 1998 grew by 17.5% compared to fiscal 1997, reflecting the opening of new centers in California, Georgia, Indiana and Missouri. Tuition revenues also increased because of tuition rate increases of approximately 5.0% at DeVry Institutes in March 1998 and at Keller Graduate School in September 1997.

Other educational revenues, composed primarily of sales of books and supplies, increased by $4.3 million, or 16.3%, because of sales to the increased number of students attending the Company's educational programs and the introduction of the Becker CPA Review (Becker) course sold on CD-ROM. Interest income on the Company's short-term investments of cash balances increased to $1.6 million because of increased average cash balances in excess of those needed for daily operations.

Cost of educational services increased by $20.1 million, or 11.3%, in fiscal 1998 from the previous year. Cost of educational services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible accounts. Higher wage, benefit, supply, service and facility expenses associated with the growing number of operating locations and increased student enrollments contributed to the increase in cost. Depreciation expense increased by $2.7 million, or 28.1%, from fiscal 1997 as a result of another year of extensive capital improvements and additions throughout the system. Also included in educational services this year is the cost of consolidating teaching operations from three locations to the two newer and more modern sites in the Toronto area. Tuition refunds and bad debt expense declined by approximately $800,000 from last year, even as total student enrollment and revenues increased. This is believed to result from higher admission standards, and education programs and student service quality initiatives that favorably affect student retention.

Student services and administrative expense increased by $16.3 million, or 18.7%, from fiscal 1997. Student services and administrative expense includes the costs of new student recruiting, general and administrative costs and curriculum development. The increased spending reflects the marketing costs associated with generating the higher student enrollments at DeVry Institutes and at Keller Graduate School for the terms that began in fiscal 1998 and for the summer term, for which whose revenue is included in fiscal 1999. Marketing costs for the July opening of the new DeVry Institute in Fremont, California, and the November opening of the new campus in New York also contributed to the increase.

Administrative expenses have also increased from the prior year to support the Company's expanding operations. In addition, spending on implementation efforts for the Company's new financial system contributed to the increased expense. The new financial system, which will be used for reporting beginning in July 1998, will enhance financial controls, reporting and analysis and overcome year 2000 processing deficiencies in the previous system. In addition, the Company has appointed a coordinator with responsibility for all other aspects of the year 2000 project.
Efforts were initiated to address the year 2000 processing requirements, focusing initially on mission critical systems and extending to all the Company's hardware and software, whether internally developed or purchased, and to ensure compliance by the many providers of products and services to the Company. The Company believes that it is on schedule for completion of the project during 1999. Costs associated with this effort are not expected to have a material effect on the Company's results of operations and are being charged to expense as incurred.

The Company's fiscal 1998 earnings from operations, before interest and taxes, were a record $51.4 million. Operating margins, which have been increasing steadily each year, increased again to 14.5%, up from 13.9% and 13.0% in fiscal 1997 and 1996, respectively. Operating margin increases were generated by improved facility utilization from increased enrollments and by continued operations improvements.

Interest expense decreased by $1.9 million from last year as debt incurred for the acquisition of Becker in June 1996 was repaid from cash generated by operations.

Net income of $30.7 million, or $0.44 per share, was a record for any year, increasing by 27.0% from fiscal 1997.

Fiscal Year Ended June 30, 1997, vs. Fiscal Year Ended June 30, 1996
--------------------------------------------------------------------
Tuition revenues in fiscal 1997 increased by $44.2 million, or 18.7% from fiscal 1996. This was the largest tuition revenue increase in the history of the Company. The increase in tuition revenues was produced by several positive factors, including the June 1996 acquisition of Becker CPA Review. Enrollment increases at DeVry Institutes and Keller Graduate School also contributed to the tuition revenue increase. Fiscal 1997 marks the seventh consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year has increased from the previous year. At Keller Graduate School, cumulative total student enrollment for the five terms of fiscal 1997 grew by 19.5% compared to fiscal 1996. Enrollment increases at the DeVry Institutes reflect the opening of a new institute in Mississauga, Ontario, Canada, and at Keller Graduate School, the opening of new centers in Oakbook Terrace, Illinois; and Irvine, California. Tuition revenues also increased because of tuition rate increases of approximately 5%, which became effective at DeVry Institutes in March 1997 and at Keller Graduate School in September 1996.

Other educational revenues, composed primarily of sales of books and supplies, increased by $4.2 million, or 18.9%, because of sales to the increased number of students attending the Company's educational programs. Interest income on the Company's short-term investments of cash balances decreased by $72,000, or 6.8%, from the prior year because increased capital spending and aggressive debt reduction payments reduced average cash balances in excess of those needed for daily operations.

Cost of educational services increased by $22.9 million, or 14.7%, in fiscal 1997 from the previous year. Cost of educational services incudes the cost of faculty and related staff, which consistently comprises approximately 60% of this expense category. Also included in this expense category are the cost of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible accounts. The increase in cost of educational services reflects the additional faculty, staff and facility costs of the Becker operations that were not a part of the Company's results for fiscal 1996. Also, there were higher wage, benefit, supply and service expenses associated with the growing number of operating locations and increased student enrollments at DeVry Institutes and at Keller Graduate School. Depreciation expense increased by $2.2 million, or 28.7%, from fiscal 1996 as a result of extensive capital improvements and additions, particularly those related to the opening of the new DeVry Institutes in North Brunswick, New Jersey, and Mississauga, Ontario, Canada, and the continued expansion and upgrading of school laboratories and teaching equipment throughout the system. Tuition refunds and bad debt expense at DeVry Institutes declined by approximately $200,000 from last year, even as total student enrollments increased. This results from educational program and student service quality initiatives that favorably affected student retention.

Student services and administrative expense increased by $16.5 million, or 23.2%, from fiscal 1996. Student services and administrative expense includes the costs of new student recruiting, general and administrative costs, and curriculum development. The increase this year in student services and administrative expense reflects costs associated with Becker's operations, which were not included in last year's results. The increased spending also reflects the marketing costs associated with generating the higher student enrollments at DeVry Institutes and at Keller Graduate School for the terms that began in fiscal 1997 and for their summer terms that started in fiscal 1998. General and administrative expense increased from last year and includes the ongoing costs of efforts to restore unconditional financial aid processing at the Toronto-area campuses. The increase in student services and administrative cost also includes approximately $1.6 million in amortization of intangibles and goodwill primarily associated with the Becker acquisition.

The Company's fiscal 1997 earnings from operations, before interest expense and taxes, were a record $42.7 million. Operating margins, which have been steadily increasing each year, increased again to 13.9%, up from 13.0% and 12.6% in fiscal 1996 and fiscal 1995, respectively. Operating margins were favorably affected by the inclusion of Becker's results, where operating margins historically have been higher, by the higher revenues and improved facility utilization from the increased enrollments at DeVry Institutes and Keller Graduate School, by continued operations improvements and by cost containment measures.

Interest expense increased by $1.8 million from last year because of higher outstanding debt levels resulting from the acquisition, for cash, of Becker in June 1996. This increased interest expense was offset, in part, during the latter part of the fiscal year by the proceeds of the April 1997 stock offering, which were used to reduce debt.

The provision for income taxes of $15.7 million represents a 39.3% rate on pretax income. This year's rate is lower than the 41.1% rate in fiscal 1996 because of a lower effective state income tax rate on the Company's U.S. operations.

Net income of $24.2 million, or $0.35 per share, was a record for any year, increasing by 25.7% from fiscal 1996.

Liquidity and Capital Resources
-------------------------------
The Company's primary source of liquidity is the cash received from student payments for tuition, fees and books. These payments include cash from student and family educational loans, from other financial aid under various federal, state and provincial programs, and from student and family resources.

The pattern of cash receipts is somewhat seasonal. The level of accounts receivable from which cash payments are collected reaches a peak immediately after the billing of tuition, fees and books at the beginning of each of the DeVry Institutes' semesters, which begin in July, November and March. Collections of DeVry Institute receivables are heaviest at the start of each semester. In the first two months of each semester, collections typically exceed payments for operating expenses applicable to that period. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the spring semester and the end of a financial aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. Both Keller Graduate School and Becker also experience similar seasonality in their cash receipts and expenditures based upon their respective operating cycles. At June 30, 1998, total Company accounts receivable, net of the related deferred tuition revenue, decreased by more than $400,000. The decrease in receivables was achieved by further improvements to collection effectiveness, offsetting increases that would otherwise be associated with higher enrollment and revenue levels in the Company's educational programs.

The Company is highly dependent upon the timely receipt of financial aid funds. The Company estimates that historically slightly less than 70% of DeVry Institutes' tuition, bookstore and fee revenues have been financed by government-provided financial aid to its students. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. If funds flow from the federal or state governments is temporarily delayed in conjunction with year 2000 processing difficulties, the Company could use its available cash resources and borrowings under its revolving term loan agreement until such financial aid funding was restored.

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

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from the U.S. Department of Education is maintained in restricted bank accounts. This cash becomes available for general use by the Company only after student loans and grants have been credited to the accounts of students and the cash is transferred to an unrestricted operating cash account. At June 30, 1998, cash held in restricted bank accounts increased to $16.9 million, up $4.8 million from the end of the previous year, in anticipation of higher enrollments and financial aid disbursements at the start of DeVry Institutes' summer term.

In July 1996, the Company entered into an out-of-court settlement agreement with the Internal Revenue Service (IRS) relative to the Statutory Notice of Deficiency issued by the IRS against the Company for tax years 1988 through 1991. The claimed deficiencies related to the amortization of intangible assets purchased during the acquisition of DeVry Institutes in 1987. All of these issues have been resolved as a result of the settlement. The settlement amount was paid in the first quarter of fiscal 1997 and is immaterial to the Company's financial position, results of operations and liquidity.

Cash generated from operations in fiscal 1998 reached a record $47.6 million, up $5.2 million from last year. Higher earnings and the increased non-cash sources of depreciation and amortization accounted for the increased cash flow, more than offsetting the previously discussed higher restricted cash balances. Traditionally, the Company has been able to help fund its expansion by operating with negative working capital during most of the year. The generation and use of cash during the year reflects the seasonal operating patterns discussed above. During some periods just prior to the start of a semester, cash balances may be supplemented by temporary borrowings under the Company's revolving line of credit. Cash generated form operations each year has been sufficient to meet all of the Company's operating needs and capital investment needs, while reducing debt on a regular basis.

Capital expenditures in fiscal 1998 reached a record $31.8 million, up $3.0 million from the previous record level set only last year. Capital expenditures were made for expansion and facility improvements, replacement and upgrading of school laboratories and for teaching and administrative equipment. Contributing to 1998's record spending were the construction of a new DeVry Institute in Fremont (San Francisco), California, and the start of renovations for the new DeVry Institute in Long Island City, New York, both of which are a part of the Company's expansion plan for 1999. Capital expenditures in fiscal 1999 are not expected to decline from the record 1998 level and should remain significantly above the level of previous years, as construction is completed in New York but begins at the DeVry Institute campus expansion in Chicago and at the new campus to be built in West Hills (Los Angeles), California. These new and expanded DeVry Institute campuses, as well as further expansion of Keller Graduate School and Becker into new operating sites will continue to require substantial capital spending in the coming year. Cash generated from operations and existing cash resources have been sufficient to meet capital requirements in the past and, with the Company's revolving line of credit, are anticipated to be sufficient to cover expansion plans in the future.

In April 1997, the Company completed an offering of 2.4 million additional shares of its common stock. Net proceeds of the offering were approximately $23.6 million, of which $23.0 million was used to repay indebtedness under the Company's revolving line of credit.

In March 1998, the Company and its banks renegotiated the Company's 1996 revolving term loan agreement, extending its term to August 1, 2000, and expanding the range of acquisitions or investments within the terms of the agreement. At June 30, 1998, approximately $11.4 million of the revolving line had been utilized in the form of borrowings and letters of credit, a reduction of approximately $23.0 million from the level of borrowing one year earlier. Included in these borrowings is a $2.0 million ($CDN) letter of credit posted with the Ontario Ministry of Education and Training in conjunction with the conditional reinstatement of financial aid processing at the Company's Toronto-area campuses. Future borrowings and/or repayments will be based on the Company's seasonal cash flow cycle and payment requirements for capital spending and possible future acquisitions.

Effective October 1, 1997, the Company's bank borrowing interest rate was reduced to a floating rate of LIBOR plus 0.35% or prime, at the Company's option, and has remained at that level based on maintaining certain financial ratios. At the present time, the Company does not have an interest rate swap or other form of protection against increases in the floating rate but does fix the interval of interest rate adjustment on most of its borrowings for periods of six months or less to eliminate some of the possible variability in rates. The Company periodically evaluates its need for additional protection in light of projected changes in interest rate and borrowing levels.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, the revolving loan facility will be sufficient to fund its operations for the foreseeable future.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following financial statements of the Company and its subsidiaries are included below on pages 61 through 83 of this report:

                                                                     10K
                                                                 Report Page
     Consolidated Balance Sheets at
     June 30, 1998 and 1997                                          61-62

     Consolidated Statements of Income for the
     years ended June 30, 1998, 1997 and 1996                         63

     Consolidated Statements of Cash Flows for
     the years ended June 30, 1998, 1997 and 1996                     64

     Consolidated Statements of Shareholders'
     Equity for the years ended June 30, 1998,
     1997 and 1996                                                    65

     Notes to Consolidated Financial Statements                      66-82

     Report of Independent Accountants                                83

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     1998        1997
                                                   ---------   ---------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                   $  31,881   $  38,865
      Restricted Cash                                16,875      12,104
      Accounts Receivable, Net                       11,878      12,322
      Inventories                                     5,218       4,549
      Prepaid Expenses and Other                      3,868       4,625
                                                    -------     -------
         Total Current Assets                        69,720      72,465
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           35,142      34,348
      Buildings                                      62,371      50,906
      Equipment                                      73,039      63,609
      Construction In Progress                        2,541          91
                                                    -------     -------
                                                    173,093     148,954

      Accumulated Depreciation                      (64,988)    (58,266)
                                                    -------     -------
         Land, Buildings and Equipment, Net         108,105      90,688
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         37,908      37,770
      Perkins Program Fund, Net                       6,660       6,075
      Other Assets                                    1,499       1,654
                                                    -------     -------
         Total Other Assets                          46,067      45,499
                                                    -------     -------
   TOTAL ASSETS                                   $ 223,892   $ 208,652
                                                    =======     =======







The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     1998        1997
                                                   ---------   ---------
LIABILITIES:

   Current Liabilities:

      Accounts Payable                            $  24,116   $  22,301
      Accrued Salaries, Wages and Benefits           18,422      16,077
      Accrued Expenses                                8,504       7,620
      Advance Tuition Payments                        9,202       6,594
      Deferred Tuition Revenue                        5,735       5,701
                                                    -------     -------
         Total Current Liabilities                   65,979      58,293
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                 10,000      33,000
      Deferred Income Tax Liability                   3,612       5,009
      Deferred Rent and Other                         8,045       7,080
                                                    -------     -------
         Total Other Liabilities                     21,657      45,089
                                                    -------     -------
   TOTAL LIABILITIES                                 87,636     103,382
                                                    -------     -------
COMMITMENTS & CONTINGENCIES  (Note 8)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 par value, 75,000,000
      Shares Authorized,69,305,070 and
      69,008,428 Shares Outstanding
      at June 30, 1998 and 1997, Respectively           693         690
   Additional Paid-in Capital                        60,608      60,482
   Retained Earnings                                 74,385      43,661
   Foreign Currency Translation Adjustment              570         437
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       136,256     105,270
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 223,892   $ 208,652
                                                    =======     =======




The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                  CONSOLIDATED  STATEMENTS  OF  INCOME
           (Dollars in Thousands Except for Per Share Amounts)

                                               For The Year Ended
                                                    June 30,
                                        --------------------------------
                                          1998        1997        1996
                                        --------    --------    --------
REVENUES:

   Tuition                             $321,029    $280,774    $236,607
   Other Educational                     30,877      26,558      22,341
   Interest                               1,565         987       1,059
                                        -------     -------     -------
      Total Revenues                    353,471     308,319     260,007
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         198,273     178,135     155,254
   Student Services and
    Administrative Expense              103,802      87,480      70,992
   Interest Expense                         913       2,848       1,063
                                        -------     -------     -------
      Total Costs and Expenses          302,988     268,463     227,309
                                        -------     -------     -------
Income Before Income Taxes               50,483      39,856      32,698

Income Tax Provision                     19,759      15,670      13,453
                                        -------     -------     -------
NET INCOME                             $ 30,724    $ 24,186    $ 19,245
                                        =======     =======     =======

EARNINGS PER COMMON SHARE
      Basic                               $0.44       $0.36       $0.29
                                        =======     =======     =======
      Diluted                             $0.44       $0.35       $0.29
                                        =======     =======     =======





The accompanying notes are an integral part of these consolidated financial statements.


                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)

                                                  For The Year Ended June 30,
                                                    1998     1997     1996
                                                  -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $30,724  $24,186  $19,245
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                  12,397    9,676    7,516
     Amortization                                   1,590    1,586       63
     Provision for Refunds and
      Uncollectible Accounts                       15,984   16,786   16,130
     Deferred Income Taxes                         (1,007)   1,978     (456)
     Loss (Gain) on Disposals of Land,
      Buildings and Equipment                         331     (116)      19
     Changes in Assets and Liabilities:
         Restricted Cash                           (4,771)   4,486    3,589
         Accounts Receivable                      (15,375) (19,257) (18,645)
         Inventories                                 (669)  (1,259)     263
         Prepaid Expenses And Other                (1,299)  (1,746)    (118)
         Perkins Program Fund Contribution
          and Other                                   342      274   (1,188)
         Accounts Payable                           1,815    3,442    3,210
         Accrued Salaries, Wages,
          Expenses and Benefits                     4,895    1,322    6,239
         Advance Tuition Payments                   2,608   (1,023)  (7,340)
         Deferred Tuition Revenue                      34    2,092     (159)
                                                   ------   ------   ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        47,599   42,427   28,368
                                                   ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                            (31,845) (28,807) (18,352)
  Acquisition of Net Assets (Note 2):
     Payment for Purchase of Operating
      Assets, Net of Cash Acquired                      -        -  (16,930)
     Payment for Purchase of
      Intellectual Property                             -        -  (17,935)
                                                   ------   ------   ------
  NET CASH USED IN INVESTING ACTIVITIES           (31,845) (28,807) (53,217)
                                                   ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options             129      217       84
  Net Proceeds from Common Stock Offering               -   23,583        -
  Proceeds From Revolving Credit Facility           6,000   15,000   46,500
  Repayments Under Revolving Credit Facility      (29,000) (43,500) (18,029)
                                                   ------   ------   ------
  NET CASH (USED IN) PROVIDED BY
   FINANCING ACTIVITIES                           (22,871)  (4,700)  28,555

Effects of Exchange Rate Differences                  133       (3)     (10)
                                                   ------   ------   ------
NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS (6,984)   8,917    3,696

Cash and Cash Equivalents at Beginning
 of Year                                           38,865   29,948   26,252
                                                   ------   ------   ------
Cash and Cash Equivalents at End of Year          $31,881  $38,865  $29,948
                                                   ======   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                      $967   $2,893   $1,429
  Income Taxes Paid During the Year                18,940   16,778   13,902


The accompanying notes are an integral part of these consolidated financial statements.


                                DEVRY INC.
          CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                         (Dollars in Thousands)

                                             For The Year Ended June 30,
                                             ---------------------------
                                               1998      1997     1996
                                             --------- -------- --------
Common Stock:

 Beginning of year                          $     690 $    666 $    666
 Proceeds from public offering                     -        24        -
 Proceeds from exercise of stock options            3        -        -
                                             --------- -------- --------
 End of year                                      693      690      666
                                             ========= ======== ========
Additional Paid-In Capital:

 Beginning of year                             60,482   36,694   36,610
 Proceeds from public offering                     -    23,571        -
 Proceeds from exercise of stock options          126      217       84
                                             --------- -------- --------
 End of year                                   60,608   60,482   36,694
                                             ========= ======== ========
Retained Earnings (Accumulated Deficit):

 Beginning of year                             43,661   19,487      242
 Net income per accompanying statement         30,724   24,186   19,245
 Effect of Stock Split on proceeds from
      public offering                              -       (12)       -
                                             --------- -------- --------
 End of year                                   74,385   43,661   19,487
                                             ========= ======== ========
Foreign Currency Translation Adjustment:

 Beginning of year                                437      440      450
 Translation adjustment                           133       (3)     (10)
                                             --------- -------- --------
 End of year                                      570      437      440
                                             ========= ======== ========
TOTAL SHAREHOLDERS' EQUITY, END OF YEAR     $ 136,256 $105,270 $ 57,287
                                             ========= ======== ========




The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                Notes to Consolidated Financial Statements
                              June 30, 1998



NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
DeVry Inc. (the Company), through its wholly owned subsidiaries, operates an international system of degree-granting, career-oriented higher-education schools and a leading international training firm.
Keller Graduate School of Management, Inc. (KGSM), is one of the largest regionally accredited higher-education systems in North
America. Its DeVry Institutes award associate and bachelor's degrees in electronics, computer information systems, business administration, accounting, technical management and telecommunications management. Until June 1998, the DeVry
Institutes were located on 11 campuses in the United States and four campuses in Canada. A twelfth U.S. campus was opened in July 1998 and a thirteenth is scheduled to open in November 1998. In July 1998, one of the Canadian Institutes in the Toronto area consolidated its operations into the two newer campuses in that area.
Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management and telecommunications management. Keller Graduate School classes are offered at 26 locations in Illinois, Indiana, California, Missouri, Georgia, Wisconsin, Arizona and Virginia. Several additional locations are scheduled to open in fiscal 1999. Through its Center for Corporate Education division, Keller Graduate School offers on-site management and technical training programs for larger corporations and government agencies. Becker CPA Review (Becker CPA) is the leading international training firm preparing students to pass the Certified Public Accountant (CPA) examination. Currently, the CPA exam review course is offered at approximately 160 locations in the United States as well as at 29 international locations. Becker CPA also offers a Certified Management Accountant (CMA) examination review course in the United States.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Becker CPA accounts are consolidated based on an April 30 fiscal year end, which is its natural year end based on its business cycle. There were no events occurring at Becker CPA during the intervening period before June 30, that materially affected the financial position or results of operations of the Company. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

Cash and Cash Equivalents
Cash and cash equivalents can include time deposits, commercial paper, municipal bonds and bankers acceptances with maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature.
The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution. The Company evaluates the credit worthiness of the security issuers and financial institutions with which it invests.

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

A significant portion of revenues is provided by students who participate in government financial aid and assistance programs.
Restricted cash represents amounts received from the United States and state governments under various student aid grant and loan programs. The cash is held in separate bank accounts and does not become available for general use by the Company until the financial aid is credited to the accounts of students and the cash is transferred to an operating cash account.

Revenue Recognition
Tuition revenue and provisions for refunds and uncollectible accounts are recognized ratably over each of the academic terms in a fiscal year. The provisions for refunds and uncollectible accounts are included in the cost of educational services in the Consolidated Statements of Income. Related reserves are $4,720,000 and $5,956,000 at June 30, 1998 and 1997, respectively. Textbook sales and other educational revenues are recognized when they occur. Revenue from training services is recognized when the training is provided.

Inventories
Inventories consist mainly of textbooks, electronics kits and supplies held for sale to students enrolled in the Company's educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

Land, Buildings and Equipment
Land, buildings and equipment are recorded at cost. Cost includes additions and those improvements that increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Interest is capitalized as a component of cost on major projects during the construction period.
No interest was capitalized for the years ended June 30, 1998 and 1997. The amount of interest capitalized for the year ended
June 30, 1996, was $314,000. Assets under construction are reflected in construction in progress until they are ready for their intended use.

Depreciation is computed using the straight line method over estimated service lives ranging from three to 31 years.

Intangible Assets
Intangible assets relate mainly to the acquired business operations of DeVry Institutes and Becker CPA (Note 2). These assets consist of the purchase prices allocated to the estimated fair value of certain assets acquired (Note 3). Accumulated amortization is computed using the straight line method over the assets' estimated useful lives of 25 to 40 years.

The Company expenses all marketing and new school opening costs as incurred.

Perkins Program Fund
The Company makes contributions to the Perkins Student Loan Fund at a rate equal to 33% of that contributed by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values net of allowances for losses on loan collections of $1,879,000 and $1,714,000 at June 30, 1998 and 1997, respectively.

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

Foreign Currency Translation
The financial position and results of operations of the Company's foreign subsidiary and other foreign operations are measured using local currencies as the functional currencies. Assets and liabilities of the foreign subsidiary and other foreign operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of shareholders' equity designated as Foreign Currency Translation Adjustment. Transaction gains or losses during the years ended June 30, 1998, 1997 and 1996, were insignificant.

Income Taxes
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for revenue and expense items that are recognized in different accounting periods for financial reporting purposes than those for income tax purposes. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law.

Earnings Per Common Share
The Company adopted the Financial Accounting Standards Board (FASB)
Statement No. 128 "Earnings Per Share" ("SFAS 128"), in the second quarter of fiscal 1998. All prior period earnings per share data has been restated to conform with the provisions of SFAS 128. Under this statement, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving retroactive effect to stock splits (Note 7). Shares used in this computation were 69,139,000, 67,135,000 and 66,474,000 in 1998,
1997 and 1996, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation, after giving retroactive effect to stock splits (Note 7), were 70,144,000, 68,170,000 and 67,322,000 in 1998, 1997 and 1996, respectively.

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

Stock-based Compensation
The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB Opinion No. 25") and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"),for the years ended June 30, 1998, 1997 and 1996, in Note 7.

Recent Accounting Pronouncements
in June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130, which is Effective for the Company's first quarter of fiscal 1999, establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company has evaluated the reporting requirements of SFAS 130 and believes that its adoption will not have a material impact on the Company's consolidated results of operations, financial position and cash flows.

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131, which is effective for the year ending June 30, 1999, establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company is evaluating the disclosure requirements of SFAS 131 and believes that its adoption will not have a material impact on the Company's future reported results.

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

The following unaudited pro forma financial information presents the results of operations of the Company and the acquired Becker CPA business as if the acquisitions had occurred at the beginning of that fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

                                             1996
                                        (Unaudited)
                                         ----------
        Net Sales                         $279,938
        Net Income                          19,375
        Earnings Per Common Share            $0.29

NOTE 3: INTANGIBLE  ASSETS

Intangible assets that were not fully amortized at June 30 consist of the following:

                                            1998            1997
                                         -----------     -----------
Trademarks                                $2,521,000      $2,521,000
Trade Names                               17,465,000      17,465,000
Intellectual Property                     17,425,000      17,425,000
Other                                      4,178,000       2,478,000
                                         -----------     -----------
                                          41,589,000      39,889,000
Accumulated Amortization                  (3,681,000)     (2,119,000)
                                         -----------     -----------
                                         $37,908,000     $37,770,000
                                         ===========     ===========


NOTE 4: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                      For the Year Ended June 30,
                                ---------------------------------------
                                    1998          1997          1996
                                ---------------------------------------
    U.S.                        $56,091,000   $44,731,000   $35,645,000
    Foreign                      (5,608,000)   (4,875,000)   (2,947,000)
                                ---------------------------------------
    Total                       $50,483,000   $39,856,000   $32,698,000
                                =======================================


The net income tax provisions (benefits) related to the above results are as follows:

                                      For the Year Ended June 30,
                                ---------------------------------------
                                   1998          1997          1996
                                ---------------------------------------
Current Tax Provision:
    U.S. Federal                $17,643,000   $12,575,000   $11,968,000
    State and Local               3,123,000     2,412,000     2,717,000
    Foreign                         -          (1,295,000)     (776,000)
                                ---------------------------------------
       Total Current             20,766,000    13,692,000    13,909,000
Deferred Tax Provision:
    U.S. Federal                  1,038,000     1,982,000      (214,000)
    State and Local                 198,000       455,000       (44,000)
    Foreign                      (2,243,000)     (459,000)     (198,000)
                                ---------------------------------------
       Total Deferred            (1,007,000)    1,978,000      (456,000)
                                ---------------------------------------
Net Income Tax Provision        $19,759,000   $15,670,000   $13,453,000
                                =======================================

The income tax provisions differ from those computed using the statutory rate as a result of the following items:

                                                    For the Year Ended June 30,
                                ------------------------------------------------------------------
                                       1998                    1997                   1996
                                ------------------------------------------------------------------
    Expected Provision          $17,669,000   35.0%     $13,950,000   35.0%    $11,444,000   35.0%
    (Higher) Lower Rates
     on Foreign Operations         (262,000)  (0.5%)        (48,000)  (0.1%)      (312,000)  (1.0%)
    State Income Taxes            2,108,000    4.1%       1,864,000    4.7%      1,767,000    5.4%
    Other                           244,000    0.5%         (96,000)  (0.3%)       554,000    1.7%
                                ------------------------------------------------------------------
    Income Tax Provision        $19,759,000   39.1%     $15,670,000    39.3%   $13,453,000   41.1%
                                ==================================================================


Deferred income tax assets (liabilities) result primarily from the recognition of the tax benefits of net operating loss carryforwards and from temporary differences in the recognition of various expenses for tax and financial statement purposes. These assets and liabilities are composed of the following:

                                       For the Year Ended June 30,
                                 --------------------------------------
                                    1998          1997          1996
                                 --------------------------------------
Loss Carryforwards               $1,476,000    $      -      $      -
Employee Benefits                 1,734,000     1,785,000     1,207,000
Rental and Occupancy                362,000       607,000       762,000
Receivable Reserves and
 Other                            2,170,000     2,472,000     2,953,000
                                 --------------------------------------
Gross Deferred Tax Assets         5,742,000     4,864,000     4,922,000

Depreciation and Other           (5,356,000)   (5,419,000)   (4,837,000)
Amortization                     (2,448,000)   (2,514,000)   (1,176,000)
                                 --------------------------------------
Gross Deferred Tax
 Liabilities                     (7,804,000)   (7,933,000)   (6,013,000)
                                 --------------------------------------
    Net Deferred Taxes          ($2,062,000)  ($3,069,000)  ($1,091,000)
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

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:

                                      For the Year Ended June 30,
                                ---------------------------------------
                                    1998          1997          1996
                                ---------------------------------------
Realization of Operating
  Loss Carryforwards            ($1,476,000)   $       -       $829,000
Excess (Tax) Book
  Depreciation and
  Amortization                     (129,000)    1,920,000       266,000
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes           598,000        58,000    (1,603,000)
Other, Net                               -             -         52,000
                                 --------------------------------------
Deferred Tax Provision          ($1,007,000)   $1,978,000     ($456,000)
                                 ======================================


NOTE 5: REVOLVING  LOAN  AGREEMENT

All of the Company's borrowings and letters of credit under its revolving loan agreement are through KGSM. This agreement consists of a revolving credit facility in an aggregate amount not to exceed $85,000,000. This agreement was amended in June 1997 to permit increased annual capital expenditures in conjunction with the Company's expansion plans. The agreement was amended again in March 1998 to extend its term and expand the range of acquisitions or investments within the terms of the agreement. All borrowings and letters of credit under the revolving loan agreement mature in August 2000, and no installment payments are required. Outstanding borrowings under the revolving loan agreement are $10,000,000 and $33,000,000 at June 30, 1998 and 1997, respectively. There is also a $1,400,000 letter of credit outstanding under this agreement at June 30, 1998 and 1997. Outstanding borrowings under the revolving loan agreement bear interest, payable quarterly, at either the prime rate or a Eurodollar rate plus 0.35%, at the option of the Company. Outstanding letters of credit under the revolving loan agreement are charged an annual fee equal to 0.35% of the undrawn face amount of the letter of credit, payable quarterly.
The effective interest rate on outstanding borrowings at June 30, 1998, was 7.5%.

The bank financing agreement contains certain covenants that, among other things, limit annual capital expenditures and require maintenance of certain financial ratios as defined in the agreement. None of these covenants negatively impacts the Company's liquidity or capital resources.


NOTE 6:  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
All employees who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 1.5% of the total eligible compensation of employees who make contributions under the plan. Matching contributions under the plan were approximately $1,194,000, $1,115,000 and $791,000 in 1998, 1997 and 1996,
respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $2,162,000, $2,165,000 and $1,898,000 in 1998,
1997 and 1996, respectively.

Employee Stock Purchase Plan
Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the Plan. These expenses were insignificant for the years ended June 30, 1998, 1997 and 1996.

NOTE 7: SHAREHOLDERS' EQUITY

Stock Splits
On December 18, 1996, and again on June 19, 1998, the Company's common stock was split two-for-one in the form of 100% stock dividends. The par value of the additional shares arising from both splits has been reclassified from retained earnings to common stock. In addition, all references in the financial statements to the number of shares outstanding, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect both stock splits as though they had occurred at the beginning of the initial period presented.

Stock Offering
In April 1997, the Company and certain shareholders completed an offering of the Company's common stock. In this offering, the Company sold 2,400,000 shares of its common stock. The Company's proceeds of the offering, net of underwriting discounts and commissions and other related expenses, were approximately $23,580,000. Substantially all the net proceeds were used to repay indebtedness. The Company did not receive any proceeds from the sale of shares by the selling shareholders.

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

At June 30, 1998, 2,690,380 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

A summary of activity under the stock option plans is as follows:

                                                        Options Outstanding
                                                     -------------------------
                                                                     Weighted
                                           Shares                     Average
                                         Available     Number        Exercise
                                         for Grant   Outstanding       Price
                                        ------------------------     ---------
Balance at June 30, 1995                  1,925,600    1,234,400         $2.49
 Options Granted                           (264,200)     264,200         $5.48
 Options Exercised                              -        (32,960)        $2.57
 Options Canceled                            42,600      (42,600)        $3.79
                                          ----------------------
Balance at June 30, 1996                  1,704,000    1,423,040         $3.01
 Options Granted                           (313,000)     313,000        $11.54
 Options Exercised                              -       (121,500)        $1.79
 Options Canceled                            29,600      (29,600)        $5.95
                                          ----------------------
Balance at June 30, 1997                  1,420,600    1,584,940         $4.73
 Options Granted                           (284,600)     284,600        $14.53
 Options Exercised                              -       (315,160)        $1.36
 Options Canceled                             9,240       (9,240)        $9.45
                                          ----------------------
Balance at June 30, 1998                  1,145,240    1,545,140         $7.19
                                          ======================

A summary of outstanding and exercisable stock options as of June 30, 1998, is as follows:

                        Options Outstanding              Options Exercisable
                 -----------------------------------    ----------------------
                                Weighted
                                 Average     Weighted                 Weighted
   Range of                     Remaining    Average                   Average
   Exercise      Number of     Contractual   Exercise   Number of     Exercise
    Prices        Shares          Life        Price      Shares         Price
 -----------------------------------------------------------------------------
 $0.88-3.69        722,580         5.49       $3.10      553,460         $3.05

 $5.06-6.28        240,400         7.14       $5.48       99,600         $5.50

 $11.19-14.59      578,660         8.65      $12.96       64,960        $11.55

 $16.19-19.31        3,500         9.80      $17.97           -             -
                 -------------------------------------------------------------
                 1,545,140         6.94       $7.19      718,020         $4.16
                 =============================================================


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

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards.
This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 1998, 1997 and 1996 was $7.76, $6.29 and $2.95 per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:


                                   1998        1997         1996
                                  -------------------------------
 Expected life (in years)          8.00        8.10         8.10
 Expected volatility              36.00%      34.59%       34.44%
 Risk-free interest rate           6.08%       6.80%        6.52%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123 for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 1998, 1997 and 1996:

                                             1998        1997       1996
                                            -------    -------    -------
 Net income as reported                     $30,724    $24,186    $19,245
 Pro forma net income                       $30,147    $23,885    $19,162

 Diluted earnings per common share
    as reported                               $0.44      $0.35      $0.29
 Pro forma diluted earnings
    per common share                          $0.43      $0.35      $0.28


The pro forma effect on net income and earnings per common share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it is not required to take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.


NOTE 8:  COMMITMENTS AND CONTINGENCIES

KGSM and Becker CPA lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 1998, are as follows:

         Year Ended
          June 30,                      Amount
         ----------                   -----------
           1999                       $13,570,000
           2000                        14,070,000
           2001                        15,130,000
           2002                        15,190,000
           2003                        13,090,000
          Thereafter                   93,410,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 1998, 1997 and 1996, were $18,995,000, $15,990,000 and $13,879,000, respectively.

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

In July 1996, the Company and DeVry Canada, Inc. were served with a purported class action lawsuit filed in Canada by a former student alleging breach of contract and misrepresentation about the quality of DeVry Institutes' educational programs. The
Company believes that the claims in the lawsuit are frivolous and without merit. In July 1998, the Canadian court rejected the plaintiffs' motion to certify the lawsuit as a class action in the province of Ontario. Although the outcome cannot be predicted with certainty, the Company believes that any further pursuit of this matter will not have a material effect on the Company's financial position, results of operations or liquidity.

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

                                            For the Year Ended June 30,
                                  --------------------------------------------
                                      1998            1997            1996
                                  --------------------------------------------
Revenues:
  Domestic Operations             $332,405,000    $287,190,000    $234,180,000
  International Operations          21,066,000      21,129,000      25,827,000
                                  --------------------------------------------
  Consolidated                    $353,471,000    $308,319,000    $260,007,000
                                  ============================================
Income Before Interest
  and Taxes:
  Domestic Operations              $56,998,000     $47,570,000     $36,708,000
  International Operations          (5,602,000)     (4,866,000)     (2,947,000)
                                  --------------------------------------------
  Consolidated                     $51,396,000     $42,704,000     $33,761,000
                                  ============================================
Identifiable Assets:
  Domestic Operations             $217,390,000    $201,369,000    $170,828,000
  International Operations          $6,502,000      $7,283,000       7,261,000
                                  --------------------------------------------
  Consolidated                    $223,892,000    $208,652,000    $178,089,000
                                  ============================================


NOTE 10:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 1998 and 1997, are as follows (dollars in thousands, except for per share amounts):


1998                                           Quarter
----                           -------------------------------------    Total
                                First     Second    Third     Fourth     Year
                               ------------------------------------------------
Revenues                       $80,421   $90,342   $92,854   $89,854   $353,471
Income Before Interest
 and Taxes                      10,696    13,923    14,089    12,688     51,396
Net Income                       6,279     8,347     8,437     7,661     30,724
Earnings Per Common Share
   Basic                          0.09      0.12      0.12      0.11       0.44
   Diluted                        0.09      0.12      0.12      0.11       0.44



1997                                           Quarter
----                           -------------------------------------    Total
                                First     Second    Third     Fourth     Year
                               ------------------------------------------------
Revenues                       $69,249   $81,262   $81,133   $76,675   $308,319
Income Before Interest
 and Taxes                       9,034    11,955    11,310    10,405     42,704
Net Income                       4,960     6,781     6,454     5,991     24,186
Earnings Per Common Share
   Basic                          0.07      0.10      0.10      0.09       0.36
   Diluted                        0.07      0.10      0.10      0.09       0.35


                     Report of Independent Accountants



To the Board of Directors
and Shareholders of DeVry Inc.



In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 86 present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Chicago, Illinois
August 3, 1998

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III
                                 --------
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998, and is incorporated herein by reference. Information regarding executive officers is included on pages 45 through 48 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 17, 1998, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998, and is incorporated herein by reference.

ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 17, 1998, and is incorporated herein by reference.

                                PART  IV
                                --------
ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial  Statements
     The following financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 61 through 83 of this Form 10-K.

                                                                10K
                                                            Report Page
                                                            -----------
     Consolidated Balance Sheets at
     June 30, 1998 and 1997                                     61-62

     Consolidated Statements of Income for the
     years ended June 30, 1998, 1997 and 1996                    63

     Consolidated Statements of Cash Flows for
     the years ended June 30, 1998, 1997 and 1996                64

     Consolidated Statements of Shareholders'
     Equity for the years ended June 30, 1998,
     1997 and 1996                                               65

     Notes to Consolidated Financial Statements                 66-82

     Report of Independent Accountants                           83


     (2)  Supplemental Financial Statement Schedules
     The following supplemental schedule of the Company and its subsidiaries is included on page 91 of this Form 10-K.

                                                                10K
                                                            Report Page
                                                            -----------
     II.  - Valuation and Qualifying Accounts                    91

     Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

     (3)  Exhibits
     A complete listing of exhibits is included on pages 92 through 94 of this Form 10-K.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of its fiscal year ending June 30, 1998.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)


YEAR ENDED JUNE 30,                              1998      1997      1996      1995      1994
------------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                     $353,471  $308,319  $260,007  $228,593  $211,437
  Depreciation                                   12,397     9,676     7,516     6,157     6,981
  Amortization of Intangible Assets               1,590     1,586        63        63       346
  Earnings Before Interest and Taxes (EBIT)      51,396    42,704    33,761    28,829    25,618
  EBIT as a Percent of Revenues                    14.5%     13.9%     13.0%     12.6%     12.1%
  Interest Expense                                  913     2,848     1,063     3,070     4,615
  Net Income                                     30,724    24,186    19,245    14,896    12,225
  Change from Prior Year in Net Income             27.0%     25.7%     29.2%     21.8%     29.6%
  Diluted Earnings Per Common Share (EPS)          0.44      0.35      0.29      0.22      0.18
  Shares Used in Calculating Diluted EPS
   (In Thousands)                                70,144    68,170    67,322    66,908    66,776
FINANCIAL POSITION:
  Cash and Cash Equivalents                      31,881    38,865    29,948    26,252    22,704
  Total Assets                                  223,892   208,652   178,089   126,671   106,798
  Total Funded Debt                              10,000    33,000    61,500    33,029    43,224
  Total Shareholders' Equity                    136,256   105,270    57,287    37,968    22,978
OTHER SELECTED DATA:
  Cash Provided by Operating Activities          47,599    42,427    28,368    28,200    28,405
  Capital Expenditures                           31,845    28,807    18,352    14,551     6,288
  Total DeVry and Keller Fall Term
      Student Enrollment                         38,031    34,596    32,612    29,884    28,815
  Number of DeVry Institutes                         15        14        13        13        11
  Number of Keller Centers                           26        20        18        17        15
  Shares Outstanding at Year-end
      (in Thousands)                             69,305    69,008    66,488    66,454    66,426
  Closing Price of Common Stock
      at Year-end                              21 15/16    13 1/2    11 1/4         5     3 5/8
  Price Earnings Ratio on Common Stock <F1>          50        39        39        23        20

<F1> Computed on trailing four quarters of earnings per common share.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVRY INC.



 Date: September 23, 1998               By/s/Dennis J. Keller
                                          Dennis J. Keller
                                          Chairman and Chief
                                          Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                     Title                              Date
---------                     -----                              ----


/s/Dennis J. Keller
Dennis J. Keller              Chairman, Chief Executive
                              Officer and Director               9/23/98


/s/Ronald L. Taylor
Ronald L. Taylor              President, Chief Operating
                              Officer and Director               9/23/98


/s/Norman M. Levine
Norman M. Levine              Vice President, Chief
                              Financial Officer, Controller
                              and Principal Accounting Officer   9/23/98


/s/Ewen M. Akin
Ewen M. Akin                  Director                           9/14/98



/s/Charles A. Bowsher
Charles A. Bowsher            Director                           9/14/98

Signature                     Title                              Date
---------                     -----                              ----


/s/David S. Brown
David S. Brown                Director                           9/14/98



/s/Ann I. Gannon
Ann I. Gannon                 Director                           9/14/98




Robert E. King                Director



/s/Frederick A. Krehbiel
Frederick A. Krehbiel         Director                           9/14/98



/s/Thurston E. Manning
Thurston E. Manning           Director                           9/14/98




/s/Robert C. McCormack
Robert C. McCormack           Director                           9/14/98



/s/Julie A. McGee
Julie A. McGee                Director                           9/14/98



/s/Hugo J. Melvoin
Hugo J. Melvoin               Director                           9/14/98

                                               DEVRY INC.
                                              SCHEDULE II

                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                             For the Years Ended June 30, 1998, 1997 and 1996
                                         (Dollars in Thousands)

                                         Balance at    Charged to    Charged to               Balance at
Description of Allowances                Beginning     Costs and       Other     Deductions     End of
and Reserves                             of Period      Expenses     Accounts       <F1>        Period
---------------------------------------------------------------------------------------------------------
1998
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts     $5,956       $15,819          -         $17,055      $4,720

Deducted from notes receivable for
 uncollectible notes                            50              -         -               8          42

For loss on disposition of inventory            63            10          -               8          65

For loss on DeVry capital contributions
 to Perkins loan program                     1,714           165          -               -       1,879

1997
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts     $6,603       $16,592          -         $17,239      $5,956

Deducted from notes receivable for
 uncollectible notes                            15            36          -               1          50

For loss on disposition of inventory            61            38          -              36          63

For loss on DeVry capital contributions
 to Perkins loan program                     1,547           167          -               -       1,714

1996
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts     $5,368       $15,867          -         $14,632      $6,603

Deducted from notes receivable for
 uncollectible notes                            24              -         -               9          15

For loss on disposition of inventory            61            22          -              22          61

For loss on DeVry capital contributions
 to Perkins loan program                     1,275           272          -               -       1,547

<F1> Write-offs of uncollectible amounts or inventory.

                          INDEX TO EXHIBITS



Exhibit                              Sequentially   Incorporated by
 Number          Exhibit             Numbered Page    Reference to
------- ---------------------------- -------------  ---------------
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

Exhibit                              Sequentially   Incorporated by
 Number          Exhibit             Numbered Page    Reference to
------- ---------------------------- ------------- ----------------
  4(d)  First Amendment, dated as of                Exhibit 4(d) to the
        June 6, 1997, to Amended and                Company's Form 10-K
        Restated Financing Agreement                for the year ended
        between Keller Graduate                     June 30, 1997
        School of Management, Inc.,
        certain financial
        institutions and Bank of
        America Illinois.

  4(e)  Second Amendment, dated as
        of March 23, 1998 to
        Amended and Restated
        Financing Agreement between
        Keller Graduate School of
        Management, Inc., certain
        financial institutions and
        Bank of America National
        Trust and Savings
        Association.                    95-113

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

Exhibit                              Sequentially   Incorporated by
 Number          Exhibit             Numbered Page    Reference to
------- ---------------------------- ------------- -----------------
  10(f) Amendment to DeVry Inc.                     Exhibit 10(f) to
        Amended and Restated Profit                 the Company's Form
        Sharing Retirement Plan                     10-K for the year
                                                    ended June 30, 1997

  10(g) Amendment to DeVry Inc.                     Exhibit 10(g) to
        Amended and Restated Profit                 the Company's Form
        Sharing Retirement Plan                     10-K for the year
                                                    ended June 30, 1997

  10(h) Amendment to DeVry Inc.                     Exhibit 10(h) to
        Amended and Restated Profit                 the Company's Form
        Sharing Retirement Plan                     10-K for the year
                                                    ended June 30, 1997

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

   21   Subsidiaries of the
        Registrant                        114

   23   Consent of Price Waterhouse
        Coopers LLP, independent          115
        accountants

   27   Financial Data Schedule           116