Form 10-Q
period 1998-09-30
DEVRY INC
filed 1998-11-12
CIK 730464

                                   FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998


                      Commission file number 0-12751


                                  DeVRY INC.
            (Exact name of registrant as specified in its charter)




                   DELAWARE                        36-315014
          (State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization)        Identification No.)


       One Tower Lane, Oakbrook Terrace, Illinois        60181
       (Address of principal executive offices)        (Zip Code)




                              (630) 571-7700
           (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to been subject to such filing requirements for the past 90 days.

                                      YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at
October 30, 1998:   69,325,854


                         Total number of pages:   12

                                  DeVRY INC.

                               FORM 10-Q INDEX
                   For the Quarter ended September 30, 1998

                                                           Page No.
                                                           --------

  PART I.   Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheets at
       September 30, 1998, June 30, 1998,
       and September 30, 1997                                 3-4

     Consolidated Statements of Income
       for the quarter ended
       September 30, 1998 and 1997                            5

     Consolidated Statements of Cash
       Flows for the quarter ended
       September 30, 1998 and 1997                            6

     Notes to Consolidated Financial
       Statements                                             7

   Item 2. Management's Discussion and
            Analysis of Results of Operations
            and Financial Condition                           8-10


  Part II.  Other Information

   Item 5. Other Information                                  11

   Item 6. Exhibits and Reports on Form 8-K                   11


  SIGNATURES                                                  12

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      1998         1998         1997
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $ 24,331     $ 31,881     $ 28,605
    Restricted Cash                   24,643       16,875       20,332
    Accounts Receivable, Net          29,914       11,878       23,279
    Inventories                        3,570        5,218        2,981
    Prepaid Expenses and Other         2,901        3,868        3,210
                                   ----------   ----------   ----------
       Total Current Assets           85,359       69,720       78,407
                                   ----------   ----------   ----------
  Land, Buildings and Equipment

    Land                              35,297       35,142       35,159
    Buildings                         64,405       62,371       51,329
    Equipment                         76,985       73,039       67,080
    Construction In Progress           6,614        2,541          541
                                   ----------   ----------   ----------
                                     183,301      173,093      154,109

    Accumulated Depreciation         (68,003)     (64,988)     (60,784)
                                   ----------   ----------   ----------
       Land, Buildings and
         Equipment, Net              115,298      108,105       93,325
                                   ----------   ----------   ----------
  Other Assets

    Intangible Assets, Net            37,500       37,908       37,382
    Perkins Program Fund, Net          6,813        6,660        6,176
    Other Assets                       1,446        1,499        1,613
                                   ----------   ----------   ----------
       Total Other Assets             45,759       46,067       45,171
                                   ----------   ----------   ----------
TOTAL ASSETS                        $246,416     $223,892     $216,903
                                   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      1998         1998         1997
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                $ 16,303     $ 24,116     $ 15,767
    Accrued Salaries, Wages &
      Benefits                        18,677       18,422       15,863
    Accrued Expenses                  12,504        8,504        9,771
    Advance Tuition Payments           5,727        9,202        5,442
    Deferred Tuition Revenue          36,333        5,735       32,305
                                   ----------   ----------   ----------
       Total Current Liabilities      89,544       65,979       79,148
                                   ----------   ----------   ----------
  Other Liabilities

    Revolving Loan                        -        10,000       14,000
    Deferred Income Tax Liability      3,695        3,612        4,987
    Deferred Rent and Other            8,867        8,045        7,172
                                   ----------   ----------   ----------
       Total Other Liabilities        12,562       21,657       26,159
                                   ----------   ----------   ----------
TOTAL LIABILITIES                    102,106       87,636      105,307
                                   ----------   ----------   ----------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    75,000,000 Shares Authorized,
    69,320,520, 69,305,070  and
    69,022,428, Shares Issued and
    Outstanding at September 30,
    1998, June 30, 1998 and
    September 30, 1997,
    Respectively                         693          693          690
  Additional Paid-in Capital          60,646       60,608       60,522
  Retained Earnings                   82,201       74,385       49,940
  Cumulative Translation
    Adjustment                           770          570          444
                                   ----------   ----------   ----------
TOTAL SHAREHOLDERS' EQUITY           144,310      136,256      111,596
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $246,416     $223,892     $216,903
                                   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            DEVRY INC.
                CONSOLIDATED  STATEMENTS  OF  INCOME
         (Dollars in Thousands Except for Per Share Amounts)
                           (Unaudited)

                                       For The Quarter Ended
                                           September 30,
                                       ---------------------
                                          1998        1997
                                        --------    --------
REVENUES:

   Tuition                             $ 84,753    $ 72,973
   Other Educational                      8,868       7,102
   Interest                                 237         346
                                        -------     -------
      Total Revenues                     93,858      80,421
                                        -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services          56,586      48,710
   Student Services and
    Administrative Expense               24,307      21,015
   Interest Expense                         170         400
                                        -------     -------
      Total Costs and Expenses           81,063      70,125
                                        -------     -------
Income Before Income Taxes               12,795      10,296

Income Tax Provision                      4,977       4,017
                                        -------     -------
NET INCOME                             $  7,818    $  6,279
                                        =======     =======

EARNINGS PER COMMON SHARE
   Basic                                  $0.11       $0.09
                                        =======     =======
   Diluted                                $0.11       $0.09
                                        =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                   For The Quarter
                                                  Ended September 30,
                                                    1998       1997
                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 7,818    $ 6,279
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                   3,338      2,516
     Amortization                                     415        395
     Provision for Refunds and
      Uncollectible Accounts                        4,897      4,582
     Deferred Income Taxes                             83        (22)
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                   191          1
     Changes in Assets and Liabilities:
         Restricted Cash                           (7,768)    (8,228)
         Accounts Receivable                      (22,890)   (15,500)
         Inventories                                1,648      1,568
         Prepaid Expenses And Other                   703       (125)
         Perkins Program Fund Contribution
          and Other                                  (196)      (140)
         Accounts Payable                          (7,813)    (6,534)
         Accrued Salaries, Wages,
          Expenses and Benefits                     5,387      3,603
         Advance Tuition Payments                  (3,475)    (1,152)
         Deferred Tuition Revenue                  30,598     26,604
                                                   ------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        12,936     13,847
                                                   ------     ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                            (10,722)    (5,154)
                                                   ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options              36         40
  Repayments Under Revolving Credit Facility      (10,000)   (19,000)
                                                   ------     ------
  NET CASH USED IN FINANCING ACTIVITIES            (9,964)   (18,960)

Effects of Exchange Rate Differences                  200          7
                                                   ------     ------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (7,550)   (10,260)

Cash and Cash Equivalents at Beginning
 of Period                                         31,881     38,865
                                                   ------     ------
Cash and Cash Equivalents at End of Period        $24,331    $28,605
                                                   ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                    $116       $413
  Income Taxes Paid During the Period, Net             11         51


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                   Notes to Consolidated Financial Statements
                    For the Quarter Ended September 30, 1998

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1998.

         The results of operations for the three months ended
         September 30, 1998, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain previously reported amounts have been reclassified to conform to the current presentation format.

    2. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130").
         SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive income, other than those included in net income, were immaterial for the quarter ended September 30, 1998.

    3. In July and August 1998, the Company granted options to purchase up to 603,500 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainty that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the Company's SEC filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3
(No. 333-22457) filed with the Securities and Exchange Commission.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998, as filed with the Securities and Exchange Commission. All references to per share amounts have been restated to reflect the December 18, 1996, and June 19, 1998, two-for-one stock splits.

Because of the somewhat seasonal pattern of the Company's enrollments and its term starting dates, which affect the results of operations and the timing of cash inflows, the Company believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding period in the preceding year. Because of the seasonality of student enrollments, the Company's second and third quarters have historically represented the periods of highest revenues and net income within a fiscal year.


Results of Operations

Tuition revenues for the first quarter increased by $11.8 million, or 16.1%, compared to the first quarter of last year. The increase in tuition revenue was produced by several positive factors. Enrollment at DeVry Institutes for the summer term, which began in July, increased by 12.1% from last summer. This increase represents the twenty-fourth consecutive term of increased total student enrollment as compared to the corresponding year-ago period. Contributing to the enrollment increase at DeVry Institutes was the opening of a new campus in Fremont, California, the twelfth campus in the United States. At Keller Graduate School, enrollment for the term which began in June increased by more than 23% from last June. Compared to June of last year, Keller conducted classes in 5 new sites, bringing the total to 28, including the distance education program. Tuition increases of approximately 5% were also implemented by DeVry Institutes and Keller Graduate School during the past year and a smaller increase was implemented at Becker CPA review.

Other Educational Revenues, composed primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs. Sales of the Becker CPA Review course on CD-ROM, which are included in other educational revenues, continued to increase from the prior year.

Interest income on the Company's short-term investments decreased from the first quarter of last year as available cash resources were used to eliminate all remaining debt and for capital spending on new and improved facilities and equipment.

Cost of Educational Services increased by $7.9 million, or 16.2% from the first quarter of last year. The increase reflects the cost of additional facilities, faculty and staff associated with the 5 new Keller sites and the DeVry Institute in Fremont, California. In addition, there were higher wage, benefit, supply and service expenses associated with the higher student enrollments at the previously existing DeVry Institutes, Keller Graduate School and Becker CPA Review sites.

Depreciation expense increased by more than $0.8 million from last year, reflecting the record investment in the past year for the expansion and upgrading of school laboratories and teaching equipment throughout the Company. Despite record enrollment levels, the provision for refunds and doubtful accounts increased at a much lower rate than revenues. The Company believes that this lower rate of increase, which began last year, reflects continuing efforts to raise new student admission standards at DeVry Institutes and provide improved educational support throughout all of the Company's educational programs.

Student Services and Administrative Expense increased by $3.3 million, or 15.7%, from the first quarter of last year. The increase primarily reflects the marketing costs associated with student recruitment for the Company's newly opened operating locations and the marketing costs associated with recruiting increased numbers of students at the previously existing locations. Student recruiting expenses were also being incurred for the November 1998 opening of the new DeVry Institute in New York. Administrative expenses have also increased to support the Company's expanding operations. Spending continued through most of the first quarter on post-implementation tasks for the Company's new financial and reporting system. Spending also continues on the year 2000 project as hardware is being tested and software is being rewritten and tested. The Company believes that it is on schedule for completion of the project during 1999. Costs associated with these efforts have not had a material effect on the Company's results of operations and are being charged to expense as incurred.

The Company's earnings from operations, before interest and taxes, were a record for any first quarter. Operating margins, which have been steadily increasing over the corresponding year-ago periods, increased again to 13.8% from 13.3% in the first quarter of last year. This increase was achieved by higher operating leverage on the Company's previously existing locations and continued cost controls, offsetting the effect of the new location startups at DeVry Institutes and Keller Graduate School.

Interest expense decreased from the previous year as cash flow from operations permitted the Company to completely eliminate, by quarter-end, all its borrowings.

Net income of $7.8 million, or $0.11 per share, increased by more than 20% from last year, continuing the pattern of year-over-year increases of 20% or more.

Liquidity and Capital Resources

Cash generated from operations totaled $12.9 million in the quarter, declining somewhat from $13.8 million last year. Offsetting higher net income and non-cash sources of depreciation, amortization and deferred tuition revenue, was an increase in the level of accounts receivable. The increase in accounts receivable results primarily from the higher level of student enrollment and tuition revenue as well an approximately $1.1 million increase in funds owed DeVry Institutes by the Department of Education under various federal loan and grant programs. Receivable levels, which had been declining during the past several years because of improved timeliness of collection efforts and student aid disbursements, even as student enrollments and revenues increased, are expected to continue to increase somewhat from year-ago levels as new student enrollments continue to increase.

Capital spending was more than $10.7 million in the first quarter, more than double the level of last year as equipment continued to be received at the newly opened DeVry Institute in Fremont, California, and construction of classrooms and offices neared completion for the DeVry Institute in New York.

During the quarter, the Company completely repaid all of its outstanding revolving loan facility using existing cash balances and cash generated from operations. Future borrowings, if any, will be based upon the Company's seasonal cash flow cycle and payment requirements for capital spending and other needs.

The Company is substantially dependent, as is most of the higher education community, upon the timely delivery of federal and state financial aid for its students. Most financial aid application and disbursement activity is processed electronically. If the disbursement system of federal and/or state governmental agencies and the commercial banks that participate in student loan programs are not prepared for the year 2000, there could be interruptions or delays in the receipt of these aid funds, which could have at least a temporary adverse effect upon the Company's liquidity and financial position. The Company could use its available cash resources and borrowings under its revolving term loan agreement to temporarily fund its operations until such student financial aid funding was restored.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending plans for the foreseeable future.

PART II - Other information

Item 5 - Other Information

Norman C. Metz, senior vice president at DeVry Inc., died Sunday, October 25th, after a long illness. Mr. Metz was 50 years old. He joined DeVry Institutes in 1983 as vice president of marketing and sales and subsequently assumed the responsibilities of the management of all U.S. and Canadian DeVry Institutes. Mr. Metz's responsibilities are currently being filled by other senior staff members.

In fiscal 1996, the Ontario Ministry of Education and Training temporarily suspended and later conditionally reinstated the Ontario Student Assistance Program ("OSAP") designation of the Company's Toronto-area schools as an OSAP-eligible institution, affecting the processing of student's financial aid applications. Full reinstatement is contingent upon, among other conditions, the outcome of an audit of the Company's files to assess compliance with the Ministry's guidelines.

In mid-October, the Company received from the Ontario Ministry of Education and Training (the "Ministry") a copy of the forensic audit reports prepared by its auditors, Lindquist Avey, to quantify the costs "incurred by or associated with inappropriately released loans." The Company has acknowledged receipt of the report to the Ministry and delivered a copy of these reports to Canadian legal counsel and audit counsel for review and advice. A meeting has been scheduled for November 13th with the Ministry, Lindquist Avey, the Company and its Canadian legal and audit counsel to review and discuss the report prepared by Lindquist Avey.

The DeVry Institute in Phoenix is leasing approximately 3,400 square feet of additional classroom and office space in a nearby building to provide for increasing student enrollments while changes to the DeVry facility are being completed to meet the longer-term classroom needs.


Item 6 - Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1998.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: NOVEMBER 11, 1998         /s/ Ronald L. Taylor
                                 -----------------------------
                                 Ronald L. Taylor
                                 President and Chief Operating
                                 Officer




 Date: NOVEMBER 11, 1998         /s/Norman M. Levine
                                 ----------------------------------
                                 Norman M. Levine
                                 Vice President Finance, Controller,
                                 Chief Financial and Accounting
                                 Officer