Form 10-Q
period 1998-12-31
DEVRY INC
filed 1999-02-04
CIK 730464

                                 FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                          _______________________



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 1998


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

                                   YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at
January 29, 1999:   69,390,691



Total number of pages:   13

                                 DeVRY INC.

                              FORM 10-Q INDEX
         For the Quarter and Six Months ended December 31, 1998


                                                                Page No.
                                                                --------
PART I.   Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets at
  December 31, 1998, June 30, 1998,
  and December 31, 1997                                           3-4

Consolidated Statements of Income
  for the quarter and six months ended
  December 31, 1998 and 1997                                      5

Consolidated Statements of Cash
  Flows for the six months ended
  December 31, 1998 and 1997                                      6

Notes to Consolidated Financial
  Statements                                                      7

Item 2. Management's Discussion and
        Analysis of Results of Operations
        and Financial Condition                                   8-10


Part II.  Other Information

Item 4. Submission of Matters to a Vote
        of Security Holders                                       11

Item 5. Other Information                                         12

Item 6. Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                        13

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      1998          1998           1997
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 29,557      $ 31,881       $ 36,108
    Restricted Cash                    36,009        16,875         33,466
    Accounts Receivable, Net           37,611        11,878         22,816
    Inventories                         1,924         5,218          1,795
    Prepaid Expenses and Other          4,873         3,868          5,288
                                  ------------   -----------   ------------
       Total Current Assets           109,974        69,720         99,473
                                  ------------   -----------   ------------
  Land, Buildings and Equipment

    Land                               37,809        35,142         35,148
    Buildings                          71,275        62,371         51,304
    Equipment                          82,496        73,039         69,023
    Construction In Progress            3,347         2,541          3,400
                                  ------------   -----------   ------------
                                      194,927       173,093        158,875

    Accumulated Depreciation          (71,841)      (64,988)       (62,582)
                                  ------------   -----------   ------------
       Land, Buildings and
         Equipment, Net               123,086       108,105         96,293
                                  ------------   -----------   ------------
  Other Assets

    Intangible Assets, Net             37,093        37,908         36,992
    Perkins Program Fund, Net           6,813         6,660          6,256
    Other Assets                        1,405         1,499          1,581
                                  ------------   -----------   ------------
       Total Other Assets              45,311        46,067         44,829
                                  ------------   -----------   ------------
TOTAL ASSETS                         $278,371      $223,892       $240,595
                                  ============   ===========   ============




The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      1998          1998           1997
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities
    Accounts Payable                 $ 18,693      $ 24,116       $ 19,599
    Accrued Salaries, Wages &
      Benefits                         16,944        18,422         15,381
    Accrued Expenses                   10,876         8,504          7,328
    Advance Tuition Payments            5,290         9,202          5,381
    Deferred Tuition Revenue           59,416         5,735         50,630
                                  ------------   -----------   ------------
       Total Current Liabilities      111,219        65,979         98,319
                                  ------------   -----------   ------------
  Other Liabilities

    Revolving Loan                           -       10,000         10,000
    Deferred Income Tax Liability       3,695         3,612          4,992
    Deferred Rent and Other             8,812         8,045          7,276
                                  ------------   -----------   ------------
       Total Other Liabilities         12,507        21,657         22,268
                                  ------------   -----------   ------------
TOTAL LIABILITIES                     123,726        87,636        120,587
                                  ------------   -----------   ------------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,365,741, 69,305,070  and
    69,073,254, Shares Issued and
    Outstanding at December 31,
    1998, June 30, 1998 and
    December 31, 1997,
    Respectively                          694           693            690
  Additional Paid-in Capital           60,686        60,608         60,548
  Retained Earnings                    92,500        74,385         58,287
  Cumulative Translation
    Adjustment                            765           570            483
                                  ------------   -----------   ------------
TOTAL SHAREHOLDERS' EQUITY            154,645       136,256        120,008
                                  ------------   -----------   ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $278,371      $223,892       $240,595
                                  ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                     CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in Thousands Except for Per Share Amounts)
                                 (Unaudited)


                                    For The Quarter       For The Six Months
                                   Ended December 31,     Ended December 31,
                                   ------------------    --------------------
                                     1998       1997        1998        1997
                                   ------------------    --------------------
REVENUES:

   Tuition                        $ 96,479    $80,697    $181,232    $153,670
   Other Educational                11,074      9,290      19,942      16,392
   Interest                            260        355         497         701
                                  --------    -------    --------    --------
      Total Revenues               107,813     90,342     201,671     170,763
                                  --------    -------    --------    --------
COSTS AND EXPENSES:

   Cost of Educational Services     58,372     49,469     114,958      98,179
   Student Services and             32,491     26,950      56,798      47,965
      Administrative Expense
   Interest Expense                     44        248         214         648
                                  --------    -------    --------    --------
      Total Costs and Expenses      90,907     76,667     171,970     146,792
                                  --------    -------    --------    --------
Income Before Income Taxes          16,906     13,675      29,701      23,971

Income Tax Provision                 6,607      5,328      11,584       9,345
                                  --------    -------    --------    --------
NET INCOME                        $ 10,299    $ 8,347    $ 18,117    $ 14,626
                                  ========    =======    ========    ========

EARNINGS PER COMMON SHARE            $0.15      $0.12       $0.26       $0.21
   (Basic and Diluted)               =====      =====       =====       =====








The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                     For The Quarter
                                                    Ended December 31,
                                                  ---------------------
                                                    1998        1997
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $18,117     $14,626
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                    7,176       4,999
     Amortization                                      829         792
     Provision for Refunds and
      Uncollectible Accounts                         9,460       8,789
     Deferred Income Taxes                              82         (17)
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                    193         124
     Changes in Assets and Liabilities:
         Restricted Cash                           (19,134)    (21,362)
         Accounts Receivable                       (35,150)    (19,222)
         Inventories                                 3,294       2,754
         Prepaid Expenses And Other                    967        (183)
         Perkins Program Fund Contribution
          and Other                                   (196)       (242)
         Accounts Payable                           (5,423)     (2,702)
         Accrued Salaries, Wages,
          Expenses and Benefits                       (230)     (1,213)
         Advance Tuition Payments                   (3,912)     (1,213)
         Deferred Tuition Revenue                   53,681      44,929
                                                    ------      ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         29,754      30,859
                                                    ------      ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                             (22,350)    (10,728)
                                                    ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options               77          66
  Repayments Under Revolving Credit Facility       (10,000)    (23,000)
                                                    ------      ------
  NET CASH USED IN FINANCING ACTIVITIES             (9,923)    (22,934)

Effects of Exchange Rate Differences                   195          46
                                                    ------      ------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (2,324)     (2,757)

Cash and Cash Equivalents at Beginning
 of Period                                          31,881      38,865
                                                    ------      ------
Cash and Cash Equivalents at End of Period         $29,557     $36,108
                                                    ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                       $203        $663
  Income Taxes Paid During the Year                 12,460       9,129


The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                  Notes to Consolidated Financial Statements
           For the Quarter and Six Months Ended December 31, 1998

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998, each as filed with the Securities and Exchange Commission.

         The results of operations for the six months ended
         December 31, 1998, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain previously reported amounts have been reclassified to conform to the current presentation format.

    2. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive income, other than those included in net income, were immaterial for the quarter and six months ended December 31, 1998.

    3. In July and August 1998, the Company granted options to purchase up to 597,000 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

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


Results of Operations
---------------------
Tuition revenues for the second quarter increased by nearly $15.8 million, or 19.6%. For the first six months, the increase in tuition revenues was almost $27.6 million, or 17.9%. These increases in tuition revenue were produced by several positive factors. Enrollment at DeVry Institutes for the fall term, which began in November, increased by 13.9% from last fall. This increase included the effect of new Institute openings in Fremont, California, in July and New York in November. The increased enrollment represents the twenty-fifth consecutive term of increased total enrollment compared to the comparable year-ago period. At Keller Graduate School, enrollment for the term which began in November increased by more than 17% from last November. Compared to November of last year, Keller conducted classes in 5 new sites, bringing the total to 29, including the distance education program. In addition, tuition increases of approximately 5% were implemented by both DeVry Institutes and Keller Graduate School during the past year and a smaller increase was implemented at Becker CPA Review.

Other Educational Revenues, composed primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs. Sales of the Becker CPA Review course on CD-ROM, which are included in other educational revenues, continued to increase from the prior year.

Interest income on the Company's short-term investments decreased from the second quarter and six months of last year as available cash resources were used to eliminate all remaining debt and for increased capital spending on new and improved facilities and equipment.

Cost of Educational Services increased by $8.9 million, or 18.0% from the second quarter of last year. For the first half, the increase in cost was almost $16.8 million, or 17.1%. These increases reflect the cost of additional facilities, faculty and staff associated with the five new Keller Graduate School sites and the DeVry Institutes in Fremont, California, and New York, all of which have been opened in the past year. In addition, there were higher wage, benefit, supply and service expenses associated with the higher student enrollments at the previously existing DeVry Institutes, Keller Graduate School and Becker CPA Review sites.

Depreciation expense increased by approximately $1.4 and $2.2 million for the second quarter and first half, respectively. This increase reflects the record investment during the past year for the expansion and upgrading of school laboratories and teaching equipment throughout the system as well as the depreciation associated with the newly opened facilities. Despite record enrollments, the provision for refunds and doubtful accounts continues to increase at a much lower rate than revenues. The Company believes that this lower rate of increase, which began last year, reflects the benefits of continuing efforts to raise new student admission standards at DeVry Institutes and provide improved educational support throughout all the Company's educational programs.

Student Services and Administrative Expense increased by $5.5 million, or 20.6%, from the second quarter of last year. For the first half, these expenses increased by $8.8 million, or 18.4%, from last year. These increases primarily reflect the marketing costs associated with student recruitment for the Company's newly opened operating locations and the marketing costs associated with recruiting increased numbers of students at the previously opened locations. Administrative expenses are also increasing to support the Company's expanding operations. Administrative expenses also include efforts on the Y2K project as hardware is being tested and software is being rewritten and tested. The Company believes that it is on schedule for completion of the project during 1999. Cost associated with the year 2000 project have not been material to the total Company results and are being charged to expense as incurred. Post-implementation tasks and related spending for the Company's new financial and reporting system have now been largely completed.

The Company's earnings from operations, before interest and taxes, were a record for any second quarter and first half period. The growth in operating margins is beginning to slow from its rate of increase in previous years as new school locations, with their typical pattern of pre-opening and first year operating losses, are partially offsetting the margin increases from expanding enrollments and cost efficiencies in existing sites.

Interest expense has been almost completely eliminated as cash flow from operations was used to pay off all remaining borrowing by the end of the first quarter.

Net income of $10.3 million, or $0.15 per share, increased by more than 20% from last year. Similarly, net income of $18.1 million, or $0.26 per share, reflects increases that continue the pattern of 20+% year-over increases.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations totaled nearly $29.8 million in the first half, declining slightly from $30.9 million last year. Offsetting higher net income and non-cash sources of depreciation, amortization and deferred tuition revenue, was an increase in the level of accounts receivable. The increase in accounts receivable results partly from an increase in the average receivable owed by students under DeVry Institutes and Keller Graduate School interim financing programs until financial aid and employer tuition reimbursement are applied, the higher level of student enrollment and tuition revenue and an approximately $5.4 million increase in funds owed by the Department of Education under various federal loan and grant programs. Receivable levels, which had been declining during the past several years because of improved timeliness of collection efforts and student aid disbursements, even as student enrollments and revenues increased, are expected to continue to increase somewhat from year-ago levels as new student enrollments, with their typically higher average level of receivables, continue to increase.

Capital spending was more than $22.3 million in the first half, more than double the level of last year as equipment continued to be received at the newly opened DeVry Institute in Fremont, California, construction of classrooms and offices was completed for the DeVry Institute in New York and land was acquired for a third Chicago area campus. In addition, construction is under way on a new DeVry Institute in West Hills, California and on the expansion to the Chicago, Illinois, urban campus.

During the first quarter, the Company completely repaid all of its outstanding revolving loan facility using existing cash balances and cash generated from operations. Future borrowings, if any, will be based upon the Company's seasonal cash flow cycle and payment requirements for capital spending and other needs.

The Company is substantially dependent, as is most of the higher education community, upon the timely delivery of federal and state financial aid for its students. Most financial aid application and disbursement activity is processed electronically. If the disbursement system of federal and/or state governmental agencies and the commercial banks that participate in student loan programs are not prepared for the year 2000, there could be interruptions or delays in the receipt of these aid funds, which could have at least a temporary adverse effect upon the Company's liquidity and financial position. The Company could use its available cash resources and borrowings under its revolving term loan agreement to temporarily fund its operations until such student financial aid disbursements were restored.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operating needs and capital spending plans for the foreseeable future.

PART II - Other Information

Item 4 - Submission of Matters of Vote of Security Holders

The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 17, 1998. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, three Directors of the Company were elected to serve as Class I Directors to hold office until 2001 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

                                For        Withheld
Class I:

Ewen M. Akin               60,401,223        23,605
Thurston E. Manning        60,401,623        23,205
Hugo J. Melvoin            60,401,623        23,205


The terms of office of the following Directors continued after the meeting:
Charles A. Bowsher, David S. Brown, Dennis J. Keller, Robert E. King, Frederick
A. Krehbiel, Robert C. McCormack, Julie A. McGee and Ronald L. Taylor. Ann I. Gannon, whose term of office expired, did not seek re-election.

At this meeting, shareholders were asked to approve an Amendment of Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock, $0.01 par value, from 75,000,000 to 200,000,000 shares. The following table presents the stockholders' vote on the matter:


                                For        Against        Withheld

                           50,458,944     9,907,986        57,898


Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of PricewaterhouseCoopers as independent public accountants for the Company for the current fiscal year. The following table presents the results of the stockholders' vote on this matter:

                                For        Against        Withheld

                           60,396,567        17,695        10,566

PART II - Other information

Item 5 - Other Information

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

In mid-October, the Company received from the Ontario Ministry of Education and Training (the "Ministry") a copy of the forensic audit reports prepared by its auditors, Lindquist Avey, to quantify the costs "incurred by or associated with inappropriately released loans." The Company has acknowledged receipt of the report to the Ministry and delivered a copy of these reports to Canadian legal counsel and audit counsel for review and advice. Several meetings have been held with the Ministry, Lindquist Avey, the Company and its Canadian legal and audit counsel to review and discuss the report prepared by Lindquist Avey.
The Company believes that final resolution of this matter will be completed in the coming months.

The Company completed the acquisition of a parcel of land in Tinley Park, Illinois, for construction of its third DeVry Institute campus in the Chicago area. Start of construction has not yet been scheduled.

Item 6 - Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1998.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




           Date: FEBRUARY 3, 1999          /s/ Ronald L. Taylor
                                           -----------------------------
                                           Ronald L. Taylor
                                           President and Chief Operating
                                           Officer




           Date:FEBRUARY 3, 1999           /s/Norman M. Levine
                                           ------------------------------
                                           Norman M. Levine
                                           Vice President Finance, Controller,
                                           Chief Financial and Accounting
                                           Officer