Form 10-Q
period 1999-03-31
DEVRY INC
filed 1999-05-10
CIK 730464

                                   FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999


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

                                   YES   X


  Number of shares of Common Stock, $0.01 par value, outstanding at
  April 30, 1999:   69,405,310








  Total number of pages:    13

                                   DeVRY INC.

                                FORM 10-Q INDEX

             For the Quarter and Nine Months ended March 31, 1999

                                                       Page No.
                                                       --------

  PART I.   Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheets at
       March 31, 1999, June 30, 1998,
           and March 31, 1998                             3-4

     Consolidated Statements of Income
           for the quarter and nine months ended
           March 31, 1999 and 1998                        5

     Consolidated Statements of Cash
           Flows for the nine months ended
           March 31, 1999 and 1998                        6

     Notes to Consolidated Financial
           Statements                                     7

   Item 2. Management's Discussion and
             Analysis of Results of Operations
             and Financial Condition                      8-11


  Part II.  Other Information

   Item 5. Other Information                              12

   Item 6. Exhibits and Reports on Form 8-K               12


  SIGNATURES                                              13

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   March 31,      June 30,      March 31,
                                     1999           1998          1998
                                  -----------   -----------    -----------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents         $57,465       $31,881        $45,911
    Restricted Cash                    30,442        16,875         31,814
    Accounts Receivable, Net           62,816        11,878         55,440
    Inventories                         3,821         5,218          2,754
    Prepaid Expenses and Other          3,338         3,868          3,776
                                     --------      --------       --------
       Total Current Assets           157,882        69,720        139,695
                                     --------      --------       --------
  Land, Buildings and Equipment

    Land                               37,821        35,142         35,148
    Buildings                          72,668        62,371         51,638
    Equipment                          86,850        73,039         71,678
    Construction In Progress            4,871         2,541          6,991
                                     --------      --------       --------
                                      202,210       173,093        165,455

    Accumulated Depreciation          (76,245)      (64,988)       (66,232)
                                     --------      --------       --------
       Land, Buildings and
         Equipment, Net               125,965       108,105         99,223
                                     --------      --------       --------
  Other Assets

    Intangible Assets, Net             38,181        37,908         36,604
    Perkins Program Fund, Net           7,131         6,660          6,636
    Other Assets                        3,909         1,499          1,540
                                     --------      --------       --------
       Total Other Assets              49,221        46,067         44,780
                                     --------      --------       --------
TOTAL ASSETS                         $333,068      $223,892       $283,698
                                     ========      ========       ========






The accompanying notes are an integral part of these consolidated financial statements.


                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   March 31,      June 30,      March 31,
                                     1999          1998           1998
                                  -----------   -----------    -----------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                  $25,455       $24,116        $23,807
    Accrued Salaries, Wages &
      Benefits                         22,593        18,422         19,263
    Accrued Expenses                    5,831         8,504          7,685
    Advance Tuition Payments            6,500         9,202          7,124
    Deferred Tuition Revenue           94,564         5,735         78,926
                                     --------      --------       --------
       Total Current Liabilities      154,943        65,979        136,805
                                     --------      --------       --------
  Other Liabilities

    Revolving Loan                          0        10,000          6,000
    Deferred Income Tax Liability       3,660         3,612          4,998
    Deferred Rent and Other             9,087         8,045          7,385
                                     --------      --------       --------
       Total Other Liabilities         12,747        21,657         18,383
                                     --------      --------       --------
TOTAL LIABILITIES                     167,690        87,636        155,188
                                     --------      --------       --------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,399,630, 69,305,070  and
    69,292,944, Shares Issued and
    Outstanding at March 31, 1999,
    June 30, 1998 and March 31,
    1998, Respectively                    694           693            693
  Additional Paid-in Capital           60,885        60,608         60,600
  Retained Earnings                   103,125        74,385         66,723
  Accumulated Other Comprehensive
    Income                                674           570            494
                                     --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY            165,378       136,256        128,510
                                     --------      --------       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $333,068      $223,892       $283,698
                                     ========      ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                      CONSOLIDATED STATEMENTS OF INCOME
            (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)


                                   For The Quarter       For The Nine Months
                                   Ended March 31,         Ended March 31,
                                 -------------------     --------------------
                                   1999       1998         1999        1998
                                 -------------------     --------------------
REVENUES:

   Tuition                       $ 98,669    $83,349     $279,901    $237,019
   Other Educational               11,347      9,135       31,289      25,527
   Interest                           218        370          715       1,071
                                 --------    --------    --------    --------
      Total Revenues              110,234     92,854      311,905     263,617
                                 --------    --------    --------    --------
COSTS AND EXPENSES:

   Cost of Educational Services    63,932     51,310      178,890     149,489
   Student Services and
      Administrative Expense       29,124     27,455       85,922      75,420
   Interest Expense                    43        156          257         804
                                 --------    -------     --------    --------
      Total Costs and Expenses     93,099     78,921      265,069     225,713
                                 --------    -------     --------    --------
Income Before Income Taxes         17,135     13,933       46,836      37,904

Income Tax Provision                6,512      5,496       18,096      14,841
                                 --------    -------     --------    --------
NET INCOME                       $ 10,623    $ 8,437     $ 28,740    $ 23,063
                                 ========    =======     ========    ========

EARNINGS PER COMMON SHARE           $0.15      $0.12        $0.41       $0.33
   (Basic and Diluted)              =====      =====        =====       =====






The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                   For The Nine Months
                                                     Ended March 31,
                                                    1999        1998
                                                   -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                       $28,740     $23,063
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                   11,457       8,644
     Amortization                                    1,248       1,187
     Provision for Refunds and
      Uncollectible Accounts                        15,094      13,020
     Deferred Income Taxes                             (45)        (11)
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                    139         128
     Changes in Assets and Liabilities:
         Restricted Cash                           (13,567)    (19,710)
         Accounts Receivable                       (65,988)    (55,969)
         Inventories                                 1,397       1,795
         Prepaid Expenses And Other                 (2,266)      1,247
         Perkins Program Fund Contribution
          and Other                                   (515)       (730)
         Accounts Payable                            1,339       1,506
         Accrued Salaries, Wages,
          Expenses and Benefits                      1,498       3,251
         Advance Tuition Payments                   (2,702)        530
         Deferred Tuition Revenue                   88,829      73,225
                                                    ------      ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         64,658      51,176
                                                    ------      ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                             (29,456)    (17,307)
                                                    ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options              278         120
  Repayments Under Revolving Credit Facility       (10,000)    (27,000)
                                                    ------      ------
  NET CASH USED IN FINANCING ACTIVITIES             (9,722)    (26,880)

Effects of Exchange Rate Differences                   104          57
                                                    ------      ------
NET INCREASE IN CASH AND CASH EQUIVALENTS           25,584       7,046

Cash and Cash Equivalents at Beginning
 of Period                                          31,881      38,865
                                                    ------      ------
Cash and Cash Equivalents at End of Period         $57,465     $45,911
                                                    ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                     $247        $843
  Income Taxes Paid During the Period               19,789      12,547


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                   Notes to Consolidated Financial Statements
              For the Quarter and Nine Months Ended March 31, 1999

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 1998 and December 31, 1998, each as filed with the Securities and Exchange Commission.

         The results of operations for the nine months ended
         March 31, 1999, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain previously reported amounts have been reclassified to conform to the current presentation format.

    2. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive income, other than those included in net income, were immaterial for the quarter and nine months ended March 31, 1999.

    3. In July and August 1998, the Company granted options to purchase up to 597,000 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.


    4 In April 1999, the Company signed a letter of intent to acquire for stock Educational Development Corporation which does business as the Denver Technical College. The acquisition is contingent upon satisfactory completion of due diligence.

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


Results of Operations
---------------------
Tuition revenues for the third quarter increased by $15.3 million, or nearly 18.4%. For the first nine months, the increase in tuition revenues was nearly $42.9 million, or 18.1%. These increases in tuition revenue were produced by several positive factors. Enrollment for the DeVry Institutes for the spring term, which began in March, increased by 12.2% from last spring. This increase included the enrollments of new Institute openings in Fremont, California, in July and New York in November. The increased enrollment represents the twenty-sixth consecutive term of increased total student enrollment compared to the comparable year-ago period.

At Keller Graduate School, enrollment for the term which began in February increased by more than 14.7% from last February. Compared to February of last year, Keller conducted classes in 6 new sites, bringing the total to 31, including the distance education program. In addition, tuition increases of approximately 5-6% were implemented by both DeVry Institutes and Keller Graduate School during the past year. A somewhat smaller tuition increase was implemented at Becker CPA Review.

Other Educational Revenues, composed primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs. Sales of the Becker CPA Review course on CD-ROM, which are included in this revenue category, continued to increase from the prior year.

Interest income on the Company's short-term investments decreased from the third quarter and year-to-date level of the prior year. During most of these periods, cash balances were lower than they were last year as cash was used early in the fiscal year to eliminate all remaining debt and throughout the year-to-date for increased capital spending on new and improved facilities and equipment.

Cost of Educational Services increased by $12.6 million, or 24.6% from the third quarter of last year. For the first nine months, the increase in these costs was $29.4 million, or nearly 19.7%. The rate of increase, which accelerated in the third quarter, reflects the cost of additional facilities, faculty and staff associated with the six new Keller Graduate School sites and the new DeVry Institutes in Fremont, California, and New York, all of which have been opened in the past year. In addition, there were higher wage, benefit, supply and service expenses associated with the higher student enrollments at the previously opened DeVry Institutes, Keller Graduate School and Becker CPA Review sites.

Depreciation expense, included in the Cost of Educational Services, continues to increase as capital spending on new and improved facilities has accelerated. For the first nine months, depreciation expense has increased by $2.8 million, or 32.5% from last year.

The provision for tuition refunds and doubtful accounts continues to increase at a lower rate than tuition revenue. For the nine months, this expense has increased by 15.9%. The Company believes that this rate of increase, below the rate at which tuition revenue is growing, reflects the benefits of improved student retention from continuing efforts to raise new student admission standards at DeVry Institutes and provide improved educational support throughout all of the Company's educational programs.

Student Services and Administrative Expense increased by only $1.7 million, or 6.1% from last year. For the first nine months , however, these expenses increased by $10.5 million, or 13.9%. The increased expense primarily reflects the marketing costs associated with student recruitment for both the Company's newly opened operating locations and the marketing costs associated with recruiting increased numbers of students at the previously opened locations. The third quarter of last year included pre-opening marketing expenses for both of the DeVry Institute campuses opened this fiscal year, and so the comparative increase in spending from last year's third quarter is not as large as it might have otherwise been.

Administrative expenses are also increasing to support the Company's expanding operations. These administrative expenses include efforts related to what is commonly referred to as the Y2K problem. In mid-1997, the Company initiated a project to determine the magnitude of our exposure from our own systems and from those of our significant business partners. Through our audit, testing and remediation project, we have identified and evaluated the readiness of our IT systems and non-IT systems, which, if not Y2K compliant, could have a material effect on the Company.

The review and testing of all internal IT systems has been completed and those systems have been made Y2K compliant through change or replacement. An inventory of PC hardware/software has been completed and a plan has been developed to replace any non-compliant hardware prior to the end of this calendar year. Software vendors have been contacted and are being tracked for follow-up. An upgrade or replacement plan is being developed for this software.

Non-IT vendors have also been identified and contacted for upgrade or replacement as necessary, with particular emphasis on Mission Critical vendors.

In addition, the Company is developing contingency plans in the event that we experience any Y2K difficulty at our various operating locations. While our efforts in the Y2K endeavor have been extensive, incremental spending on these efforts, which is being charged to expense as incurred, has not been material relative to the overall level of expense or revenues in any period.

The Company's earnings from operations, before interest and taxes, were a record for any third quarter and nine month period.

Interest expense has been almost completely eliminated as all remaining debt was repaid during the first quarter of the current fiscal year. Continuing interest expense reflects the commitment and administrative fees associated with the Company's revolving line of credit.

Net income of $10.6 million, or $0.15 per share for the third quarter, increased by more than 25% from last year. Similarly, for the nine months, net income and earnings per share reflect the Company's continuing year over year growth.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations totaled nearly $64.7 million in the first nine months, an increase of nearly $13.5 million from last year. Higher net income plus the increase in non-cash charges included in income for depreciation, amortization and deferred tuition revenue all contributed to the increased cash flow. Although accounts receivable increased, the percent increase from last year was less than the rate of increase in revenues. This lesser rate of growth in student receivables occurred even as new student enrollment, with their typically higher average level of receivables, continues to increase.

Capital spending was more than $29.4 million in the first nine months, an increase of more than $12.1 million from last year. Completion of the Fremont, California, and New York DeVry Institutes, construction of the third Los Angeles area DeVry campus plus the purchase of land for the third Chicago-area campus all contributed to the increased spending. In addition, construction continues on the expansion of the urban Chicago DeVry campus and on the renovation and expansion of the Columbus DeVry campus.

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

PART II - Other Information

Item 5 - Other Information
--------------------------

During the third quarter, the Company successfully concluded the resolution of all outstanding issues with the Ontario Ministry of Education and Training. DeVry's Toronto-area campuses have now been unconditionally reinstated as participants in the province's student financial aid programs.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K

On February 12th, the Company filed an 8K announcing that its DeVry Institutes' Toronto-area campuses have been fully reinstated as an eligible institution under the Ontario Student Assistance Program.

On April 19th, the Company filed an 8K announcing that it had signed a letter of intent to acquire the Denver Technical College.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: MAY 10, 1999                       /s/ Ronald L. Taylor
                                          --------------------
                                          Ronald L. Taylor
                                          President and Chief Operating
                                          Officer




 Date: MAY 10, 1999                       /s/Norman M. Levine
                                          -------------------
                                          Norman M. Levine
                                          Vice President Finance, Controller,
                                          Chief Financial and Accounting
                                          Officer