Form 10-K
period 1999-06-30
DEVRY INC
filed 1999-09-27
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]

          For the fiscal year ended:             JUNE 30, 1999


          Commission file number:                0-12751


                                 DeVRY INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                                   36-3150143
 -------------------------------                    -------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS        60181
------------------------------------------------------      ----------
     (Address of principal executive offices)               (Zip Code)

  Registrant's telephone number; including area code  (630) 571-7700


     Securities registered pursuant to section 12(b) of the Act:

   Title of each class:        Name of each exchange on which registered:

           NONE


     Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK, $0.01 PAR VALUE
                      ------------------------------
                             (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     SEPTEMBER 1, 1999 - $1,205,247,000.00
     --------------------------------------
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



     SEPTEMBER 1, 1999 - 69,421,113 shares of common stock, $0.01 par value
     ----------------------------------------------------------------------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     DOCUMENTS INCORPORATED BY REFERENCE

      List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

      Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999, are incorporated into Part III of this Form 10-K to the extent stated herein.




  Exhibit Index located on Pages 97-99          Total number of pages, 126

                                  DeVry INC.
                         ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED JUNE 30, 1999

                             TABLE OF CONTENTS
                                                                    PAGE #
PART I                                                              ------

  Item 1  - Business                                                    3
  Item 2  - Properties                                                 42
  Item 3  - Legal Proceedings                                          48
  Item 4  - Submission of Matters to a Vote of Security
             Holders                                                   49
          - Executive Officers                                         50

PART II

  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                55
  Item 6  - Selected Financial Data                                    56
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              56
  Item 8  - Financial Statements and Supplementary Data                66
  Item 9  - Changes in and Disagreements with Accountants              90

PART III

  Item 10  - Directors and Executive Officers                          91
  Item 11  - Executive Compensation                                    91
  Item 12  - Security Ownership of Beneficial Owners and
              Management                                               91
  Item 13  - Certain Relationships and Transactions                    91

PART IV

  Item 14 - Exhibits, Financial Statements and Reports on
             Form 8-K                                                  92
          - Financial Statements                                       92
          - Financial Statement Schedules                              92
          - Exhibits                                                   92
          - Reports on Form 8-K                                        92
          - Signatures                                                 94

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


ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiaries, owns and operates the DeVry Institutesof Technology ("DeVry Institutes"), the Keller Graduate School of Management ("Keller Graduate School"), Becker Conviser CPA Review ("Becker") and Denver Technical College ("DTC"). In 1999, the holding company for the degree-granting operations was renamed DeVry University, Inc., to better reflect the nature of this higher education system. DeVry Institutes, DeVry Canada, Inc., Denver Technical College and Keller Graduate School of Management are a part of DeVry University. DeVry Institutes and Keller Graduate School collectively form one of the largest private, degree-granting, regionally accredited higher education systems in North America. Becker prepares candidates for the Certified Public Accountant ("CPA") and Certified Management Accountant ("CMA") professional certification examinations.

On July 1st, the Company completed its acquisition of substantially all of the net tangible operating assets, trademarks and other intangible assets of the Denver Technical College. The college offers diploma and undergraduate degree programs in electronics, computer technology, business and medical technology to approximately 1,700 students on campuses in Denver and Colorado Springs, Colorado.

On July 2nd, the Company completed its acquisition of certain tangible operating assets, trademarks and other intangible assets of Conviser Duffy CPA Review ("Conviser Duffy"). Conviser Duffy, which had operated as a unit of Harcourt General, Inc., is a nationally known training firm preparing approximately 12,000 students annually to pass the CPA exam.

The amounts of revenue and identifiable long-lived assets of the Company's U.S. and foreign operations are included in Note 8 to the Consolidated Financial Statements, Segment Information.


DeVry Institutes
----------------
The DeVry Institutes were founded by Dr. Herman DeVry and for nearly 70 years have provided career-oriented technology-based education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, the DeVry Institutes are located on thirteen campuses in the United States and three campuses in Canada.

Originally offering only programs in electronics, DeVry introduced the computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980s, the DeVry Institutes expanded their program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced. That fall, the DeVry Institutes introduced the telecommunications management program, followed by the introduction of an accounting program in the spring of 1988. In 1994, the DeVry Institutes introduced the technical management degree completion program. In 1997, the business operations program was redefined and is now titled business administration. In response to the increasing employment demands of the information technology field, in 1998 a one year Information Technology program was first offered in Canada to bachelor's level college graduates of any discipline. This program is currently offered at several institutes in the United States and will be offered at others in the coming terms. Other programmatic initiatives include new delivery formats, such as weekend schedules, compressed and accelerated course schedules and technology-assisted delivery options.

The DeVry Institutes initiated a facility improvement and expansion program in 1991 to attract and retain increased student enrollment. The program has included renovation and expansion of the Atlanta campus; relocation and expansion of the suburban Chicago, Dallas, Los Angeles and New Jersey Institutes; and opening of new branch or satellite campuses in Long Beach, California; Scarborough and Mississauga (Toronto), Canada; and Alpharetta, Georgia. In July 1998 a new campus was opened in Fremont, California, and in November 1998, a new campus was opened in Long Island City, New York.

At the beginning of the spring 1999 semester, which is the final semester in the Company's 1999 fiscal year, approximately 37,021 full and part-time students were enrolled in the DeVry Institutes' diploma, associate and bachelor's degree day and evening programs in electronics, electronics engineering technology, computer information systems, accounting, business administration, technical management and telecommunications management.

In response to the facility expansions and improvements and new programs initiated in the past several years, fiscal 1999 marks the ninth consecutive year that total cumulative enrollment has increased from the prior year. Cumulatively, total student enrollment for the three semesters of fiscal 1999 increased by 12.8% compared with fiscal 1998. In the nine years since fiscal 1990, cumulative annual total student enrollment at the DeVry Institutes has increased by nearly 63%. The DeVry Institutes' operations accounted for approximately 87% of the Company's revenues in both fiscal 1999 and 1998.

Classes began on July 12th for the summer 1999 semester. In this first semester in the Company's fiscal year 2000, which includes the acquisition of Denver Technical Colleges' two campuses, a total of 38,336 students were enrolled in undergraduate programs, a 15.9% increase from the number of students enrolled in the summer term last year. This was the twenty sixth consecutive term in which total enrollments exceeded the prior year level. Historically, the summer semester has been the period of lowest undergraduate enrollment during the year.

Changing demographics in the United States are expected to continue to benefit the Company's future undergraduate enrollment. The "baby boom echo" is producing more high school graduates. After a period of nearly two decades during which the number of graduating high school seniors declined by 25 percent to 2.4 million, 1995 marked the beginning of a slow but steady increase in the number of high school graduates. The National Center for Education Statistics forecasts that there will be 3.0 million high school graduates by 2004, reaching 3.1 million by 2008, equalling the previous record of 3.1 million in 1979. The forecasted rate of increase in the number of high school graduates in many of the states in which the DeVry Institutes are located is greater than the forecasted national rate of increase during this period and should contribute to future enrollment growth. The Department of Education's National Center for Education Statistics reports that the percentage of high school graduates who currently enroll in college in the subsequent 12 months has increased to 65% from 51% in 1980. In addition, higher rates of enrollment growth for students age 25 and older, for female students, for part-time students and for minorities is expected to continue to contribute to undergraduate enrollment growth in the coming years. In today's information-driven economy, a higher education degree is extremely important. In 1980, the pay difference between someone who had a high school education and a college education was 50%. Today, that difference is over 100% and growing. More students recognize this and are seeking the skills and degrees necessary to enhance their future.

Approximately 25% of recent new student enrollments at the U.S. DeVry Institutes had some prior college experience. The Company estimates that more than 40% of the students enrolling at its DeVry Institutes are 25 years of age or older. To attract the growing number of adults returning to college, the DeVry Institutes introduced in 1994 a bachelor of science degree completion program in technical management which focuses on business and management skills vital to career advancement for students who already have an associate degree. In response to the growing demand for computer and systems professionals, DeVry Institutes began last year to offer an advanced program in Information Technology at selected locations to current bachelors degree holders. Similar information technology programs are being offered at the Denver Technical College campuses.

Some DeVry programs are being offered on weekends to serve the working adult student and DeVry Institutes have also developed several accelerated program curricula with a shorter term length and time to completion. While these programs present an intensive and demanding experience, they enable students to fulfill their other responsibilities while completing these educational programs.


Each of the DeVry Institutes' programs is designed to integrate general education and technology or business. The DeVry Institutes' general education courses develop skills and competencies that help graduates enhance both their professional and personal capabilities. Businesses require graduates who can fit into an organization, work in teams, have an understanding of how business works, interface well with customers and have the in-depth technical knowledge to get the job done. Laboratory courses throughout each curriculum provide the opportunity to translate classroom learning into a practical, hands-on experience that better prepares the student for the workplace.

Distance delivery of education is becoming increasingly prominent. The DeVry Institutes' approach to distance learning is to focus on the quality of education, not the technical feasibility of the delivery system. Distance learning initiatives are being explored throughout the system as an adjunct to current classroom and laboratory instruction to enhance student learning opportunities.

At the DeVry Institutes, classes are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. This availability of part-time employment and government-provided financial aid partially offsets the competitive advantage of those schools with lower tuition levels. Each curriculum is generally the same at all of the DeVry Institutes, with content variations introduced to meet local employment market needs. This common curriculum allows students to transfer, if necessary, to a DeVry Institute at a different location without interrupting their studies.

To facilitate student success, DeVry devotes significant resources to libraries and academic support services which can assist students in any phase of their educational program. In addition, the DeVry Institutes encourage students to participate in campus activities and offer student success or problem solving strategy courses aimed at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success. In response to these efforts and higher required minimum admission and placement scores on its computerized entrance examination, retention rates have increased for students in the early terms of their program, where students are most likely to discontinue their studies.


Keller Graduate School of Management
------------------------------------
Keller Graduate School was founded in 1973 and offers practitioner-based graduate management programs leading to a master's degree. In addition to the Master of Business Administration ("MBA") program, which Keller began offering in 1977, Keller introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In September 1995, Keller began offering a Health Services Management ("HSM") concentration within its MBA program. This HSM concentration is being offered in response to the growing demands of the health services industry professionals and professionals in related industries such as insurance or pharmaceuticals. In February 1997, Keller introduced a Master of Telecommunications Management ("MTM") program to meet the need for expertise in this growing field. The MTM program at Keller Graduate School was developed in conjunction with the DeVry Institutes, which offer an undergraduate telecommunications program. In 1998, Keller began offering two new programs, the Master of Information

Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). A new concentration in International Business has recently been developed for the MBA program and an Electronic Commerce concentration is now offered within the Information Systems Management program. The Keller programs and concentrations are aimed at satisfying the need for advanced education in these high demand areas.

Keller emphasizes practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. At the start of the June 1999 term, classes were being offered at thirty-one locations nationwide, including the distance education center. Several additional teaching centers are scheduled to begin offering classes in fiscal 2000. Eight of Keller's teaching sites are co-located on DeVry Institute campuses in Arizona, California, Georgia and Missouri and one teaching site is located at the Company's corporate headquarters in Illinois.

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

In addition to expanding its network of teaching locations, Keller has developed and offers distance-education delivery. The Online Education Center extends delivery of all of Keller's master's degree programs to students who reside beyond the geographic reach of local centers, whose schedules preclude attending weekly classes onsite and/or who cannot find their desired course at the Keller center near where they live or work.

At the start of the June 1999 term, which falls primarily in the Company's fiscal year 2000, enrollment at Keller Graduate School was 4,590, an increase of more than 700 from the previous June. Historically, the June term has been the period of lowest enrollment during the year.

Keller also provides continuing and professional education offerings required for career advancement and lifelong learning through Becker CPA Review and the School's Center for Corporate Education (CCE). Becker is the world's leading provider of preparatory coursework for the Certified Public Accountant and Certified Management Accountant exams, while CCE helps organizations achieve superior performance through onsite work force development.

At the start of the summer 1999 semester, which is the first semester in the Company's fiscal year 2000, a combined total of approximately 42,926 full and part-time students were enrolled in the Company's DeVry Institute, Denver Technical College and Keller Graduate School educational programs, up 16.2% from a total of 36,945 full and part-time students in the summer 1998 semester.


Becker Conviser CPA
-------------------
In June 1996, the Company acquired the Becker CPA Review. Becker is a leading international training firm preparing students to take the national Certified Public Accountant exam and Certified Management Accountant exam. For the May 1999 CPA examination, Becker, which is headquartered in Los Angeles, offered CPA review classes at approximately 190 locations in the United States and internationally. The CMA exam preparation course, which is offered at selected sites in the United States, was developed for the many accountants who have moved to the corporate management and strategic planning side of business. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA review course conveniently packaged on CD-ROM. Every word in the classroom version of the course is on the CD-ROM. The CD-ROM product is interactive, bridging the gap between classroom study and self study. The structured lesson plan emphasizes the "work and remember" teaching system which has been so successful in the Becker classroom environment.

Becker's proprietary course materials and teaching methods result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing more than one-third of all students passing the CPA exam. Approximately 20,000 students either attend Becker review courses at its U.S. and international locations or study for the CPA exam using the CD-ROM materials. Becker CPA alumni now number over 210,000 since the course was founded in 1957.

In July 1999, the Company acquired the operations of Conviser Duffy CPA Review. Conviser is a national provider of CPA review courses, serving approximately 12,000 students annually at more than 200 locations. The combined operations are now known as Becker Conviser CPA Review.


Competition
-----------
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are more than 10,000 institutions in the United States that offer postsecondary education. The Company believes that it is one of the largest private, degree-granting, regionally accredited, higher education school systems in North America. The undergraduate DeVry Institutes and Denver Technical College compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, some large corporations, such as Motorola, now offer accredited college courses that may be applied toward degrees. Harcourt General has announced its plans to create an independent university offering its courses via distance-education. Jones International University recently became the first regionally accredited Internet-only school to grant college degrees and other on-line-only schools have begun the accreditation process.

Publicly supported colleges may offer programs similar to those of the DeVry Institutes at a lower tuition level due to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit schools. Publicly supported colleges may also benefit from regulatory approvals not available to private schools. For example, in Florida, recently passed legislation now permits community colleges to offer baccalaureate degrees in conjunction with other public or private universities, increasing educational opportunities to students without immediate access to a four-year college campus. Tuition at independent not-for-profit institutions is, on average, higher than the tuition at the DeVry Institutes. Other for-profit schools offer programs that compete, to a limited extent, with those of the DeVry Institutes. According to Company surveys of prospective students, the most common alternative to attending a DeVry Institute is attending a four-year college.

The DeVry Institutes believe their competitive strengths include career-oriented curricula developed with regular structured employer input which helps ensure that graduates will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of their career services activities in obtaining education-related employment; their national brand name; name recognition and market presence through national advertising and student recruitment; accreditations granted to the institutes; authorization by various states to grant degrees; modern facilities; well-equipped laboratories; evening and weekend class schedules and a semester schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program which can be completed in three years. This results in a significant financial advantage to DeVry students who are able to enter the work force one year earlier than if they had attended a traditional four-year institution.

Keller Graduate School competes with numerous other MBA programs offered in all markets in which it has operations. Competition with Keller's other programs varies by the market area in which it is offered, but is generally more moderate than competition for the MBA program. Fewer schools in the country offer a master's degree in these other programs, but increasing interest in these fields is beginning to attract similar offerings.

Keller differentiates itself in the marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. The average Keller student is 34 years of age. To help improve student performance, satisfaction and retention, Keller utilizes an innovative teaching technique called System Supported Teaching and Learning (SSTL)TM. This instructional process focuses on providing students and their instructors with more frequent feedback and correctives using quizzes and retests. The process is outcomes driven and is applied to problem-based core courses in which student learning can be most significantly improved.

Keller offers five 10-week terms each year. Classroom based courses meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets Keller is able to offer flexibility in course scheduling, a greater choice of elective courses and a more convenient location than its competitors. Keller also offers an accelerated format of its MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their work week. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments at Keller continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With educational centers in an expanding number of states and multiple locations within most of these states, Keller offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations. Additionally, with the expansion of its distance delivery offerings, Keller has expanded its availability to all qualified students without regard to their location or daily schedule. As with classroom based instruction, there are a growing number of distance education programs being offered by other colleges and universities.

Becker competes with other methods of CPA exam preparation by self-study; firm-sponsored courses; courses offered by colleges and universities; and by other private training companies. According to reports by the National Association of State Boards of Accountancy, two-thirds of first-time CPA candidates and more than half of repeat candidates reported participating in a review course in the six months prior to taking the exam. Taking a privately offered course was cited by 88% of these first-time candidates and 90% of repeat candidates, with college and firm-sponsored courses representing the remainder. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students. Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each of the four areas of specialty included in the exam. Becker's CPA courses undergo regular review and revision to stay current with the latest accounting practice. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses but not passing the CPA exam are testimony to the quality and value of the Becker methodology.

CPA candidates can also take the Becker review course content and methodology in conjunction with their Keller Graduate School MBA or MAFM programs in most states in which Keller offers classes, earning full graduate academic credit. These credits can also be used to fulfill educational requirements to sit for the CPA exam. This provides both Becker and Keller with an important competitive advantage. Efforts are underway to extend the granting of credit to all the states in which Keller operates. To further extend the marketing and operational benefits of joint operation, Becker offers classes at approximately 20 Keller locations. Becker classes are also offered on five DeVry Institute campuses.

In addition to its July 1999 acquisition of the national Conviser Duffey CPA Review, Becker acquired in fiscal 1999 the assets of Fox Gearty CPA Review Course, the largest CPA review course company in New Jersey and a major provider in New York. This acquisition further expands the Becker presence in important East coast markets. Further acquisitions could occur in other selected local markets.


Student Recruiting
------------------
Students at the DeVry Institutes are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the recruiting process because a significant portion of the DeVry Institutes' students come from outside the immediate area in which the DeVry Institute campus they attend is located. The percentage of enrollment coming from these two recruiting sources varies campus by campus, but is predicated largely on each school's location. Overall, admissions representatives currently generate over two-thirds of the DeVry Institutes' total enrollments. The DeVry Institutes employ nearly 500 admissions representatives and field recruiters throughout the United States and Canada. In order to recruit students in certain states and Canadian provinces, representatives and recruiters must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit the payment of commissions, bonuses or incentives for student recruitment. The Company believes that its method of representative and recruiter compensation complies with the regulations.

The admissions representatives are salaried, full-time Company employees. They are located at each DeVry campus and work with potential applicants who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce and students transferring to DeVry from nearby community colleges. Each of the DeVry Institutes has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry program. Approximately 25% of new students recently enrolled at the U.S. DeVry Institutes had some prior college experience.

Field student recruiters are salaried, full-time Company employees. Field recruiters meet individually with prospective students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited over 10,000 high schools in North America last year and made presentations on career choices and the importance of a college education. Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. The downsizing of the U.S. military and base closings also present recruiting opportunities. Veterans with military-specific technical training are attracted to DeVry's practical career-oriented education, and DeVry's locations across the U.S. are often near the home area to which the veteran will relocate.

In support of its admissions representatives and field recruiters, the DeVry Institutes advertise on television and radio, in magazines and newspapers, on various Internet sites, and utilize telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by their employers, alumni or currently enrolled students. In addition to these more traditional recruiting methods, DeVry's own Internet site provides another avenue for students to receive information about and apply for admission.

To be admitted to a DeVry Institute program in the United States, an applicant must be either a high school graduate or have a General Education Development ("GED") certificate or hold a degree from an accredited postsecondary institution and complete an interview with a DeVry admissions representative. In Canada, an applicant must either meet the same criteria as in the U.S. or meet "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the DeVry Institutes implemented the Computerized Placement Tests ("CPT") which were designed in collaboration with The College Board and Educational Testing Service. These exams help DeVry Institutes serve the needs of its students by better assessing students' achievement levels and developmental needs during the admission process. Since its introduction, minimum admission and placement scores on the CPT have been raised several times in an effort to better identify and serve those students most likely to successfully complete their educational program. Submission of ACT or SAT examination scores deemed appropriate for the desired program or the submission of acceptable grades in qualifying college-level work completed at an approved postsecondary institution can also be used to meet DeVry Institute admission requirements.

Denver Technical College recruits new students with advertising on television, radio and in newspapers aimed primarily at the market areas in which its campuses are located and from inquiries to its Internet site. Other promotional activities include attending career expos and job fairs. Similar in fashion to the DeVry Institute operations, Admissions representatives conduct student interviews and oversee the application process. Representatives also visit local high schools, but student interviews are generally conducted on campus because of the applicants' proximity.

Keller Graduate School recruits students primarily through direct mail, radio advertising, telemarketing, print advertising and referrals from employers, alumni or current students. Keller's Internet site is also becoming a valuable source of applicant inquiries. Keller employs on-campus admissions representatives at each teaching center who meet with, counsel and evaluate admission qualifications of prospective students. To be admitted to a Keller program, applicants must hold a baccalaureate degree from a U.S. institution that is accredited by or in candidacy status with a regional accrediting agency. Foreign applicants must hold a degree recognized to be equivalent to a U.S. bachelors' degree. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test ("GMAT"), the Graduate Record Examination ("GRE") or Keller's alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidate's academic credentials, entrance test scores and personal interview.

Becker markets its courses directly to potential students and to some of their employers, e.g., the large national and regional accounting firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA or CMA review courses, which are offered twice each year. The Becker Internet site provides another source of information to interested applicants. Becker also enrolls many students who have previously completed a competitor's course or a self-study program but were unable to pass the exam.

According to data published by the National Association of State Boards of Accountancy, the number of CPA examination candidates has declined by 15% from the all-time high in 1990. More than 40 states have either adopted or introduced legislation that requires 150 semester units (the equivalent of five years of college) before a candidate can sit for the CPA exam. This has the effect of delaying enrollment in Becker's review class by some students in those states. However, thus far the rule has not been widely implemented. It does not take effect in Illinois until 2001 and in New York until 2009. California is among the states that have not yet passed this legislation. If the 150 semester unit legislation is eventually broadly implemented, it might have the effect of reducing the number of candidates for the CPA exam. To overcome these recruiting challenges, Becker has expanded its operations in key East coast markets with the acquisition of two prominent local CPA review courses during the past two years and, with the acquisition of the national Conviser Duffy CPA Review, expanded onto numerous college campuses across the country. As previously described, Becker has also introduced the course on CD-ROM for students who are unable to attend classroom based instruction.

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

Both DeVry Institute and Keller Graduate School are each accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools, one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. The DeVry Institutes and Keller accreditations were last reaffirmed by the North Central Commission in 1992 for the maximum ten year period. A scheduled interim progress monitoring visit was conducted at the DeVry Institutes in May 1997. In response to this visit, DeVry Institutes submitted a report in May 1999 detailing the status of the increase in library resources. The North Central Commission has acknowledged receipt of this report but has not responded to nor commented on its content. The next comprehensive visits remain at their originally scheduled 2002 date.

Accreditations of the DeVry Institutes and Keller in the United States and of the DeVry Institutes in Canada are as follows:


       UNITED STATES                                 CANADA


Commission on Institutions of              The electronic engineering
Higher Education of the North              technology and electronics
Central Association of Colleges and        engineering technician programs are
Schools.                                   accredited by the Canadian
                                           Technology Accreditation Board
The baccalaureate electronics              (CTAB).
engineering technology (EET)
programs at all DeVry U.S.
campuses, except North Brunswick,
Fremont and Alpharetta, and the
Electronics Technology program at
DeVry/New York, are separately
accredited by the Technology
Accreditation Commission of the
Accreditation Board of Engineering
and Technology (TAC/ABET).  The
associate-level EET program at
DeVry's North Brunswick campus is
also TAC/ABET accredited.  The
North Brunswick, New York, Fremont
and Alpharetta DeVry Institutes
will apply for TAC/ABET
accreditation once their first
classes have graduated.

Denver Technical College is accredited by the Accrediting Commission of Career Schools/Colleges of Technology, Washington D.C. In addition, the Medical Assistant program is accredited by the Accrediting Bureau of Health Education Schools, Washington, D.C. and the Physical Therapist Assistant program by The American Physical Therapy Association, Washington, D.C.

In the United States, each DeVry Institute is approved to grant associate and bachelor's degrees by the respective state where it is located. In New Jersey, however, authorization is at the bachelor's degree level only for the electronics engineering technology program and at the associate degree level for three programs - electronics engineering technology, computer information systems and telecommunications management. Students at the DeVry Institute, North Brunswick, are encouraged, upon completion of their associate's degree, to transfer to other DeVry Institutes to complete bachelor's degree requirements.

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

Denver Technical College is authorized by the Colorado Commission on Higher Education as a private college or university under the Degree Authorization Act.

Keller Graduate School is authorized to operate and award degrees under authority of the Illinois Board of Higher Education and the appropriate approval boards in the other states in which it has operations.

State and Provincial Approval and Licensing
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and grant degrees. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted over $5 million of surety bonds with state and local regulatory authorities in the U.S. and more than $1 million (CDN) of surety bonds with regulatory agencies in Canada. In Colorado, Denver Technical College has agreed to maintain a reserve cash account in lieu of other security arrangements. Certain states have set standards of financial responsibility different from those prescribed by federal regulation but the Company believes it is currently in material compliance with state and Canadian provincial regulations. If the Company were unable to meet these tests and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.


Tuition and Fees
Effective with the spring 1999 term, tuition at most of the DeVry Institutes in the United States for two semesters (one academic year) ranged from $7,750 to $7,825. Variations in tuition depend on term of enrollment. The Fremont, California, and Long Island City, New York, Institutes, both of which began operation in fiscal 1999, charge tuition ranging from $8,750 to $8,825. Students enrolled on less than a full time basis are charged somewhat lower tuition. DeVry's tuition rates are substantially below the average tuition at four-year independent institutions but substantially higher than the average at four-year publicly supported institutions. DeVry's increase in tuition from spring 1998 was approximately six percent. This increase approximates the rate of increase at many other postsecondary education institutions. Based upon current tuition rates, for a student enrolled in the DeVry Institute's 5 term electronics technician program, total tuition cost would be $19,475. For a student enrolled in the 9 term computer information systems program, total tuition cost based upon current rates would be $34,975.

Effective with the spring 1999 term, tuition in Canada ranged from $7,030 to $7,225 (CDN) for the two semester period, an increase of more than five percent from spring 1998. Variations in tuition depend upon the campus attended and the term of enrollment.

Tuition at Denver Technical College ranges from $12,465 for the medical assistant program to $18,995 for the network systems administration program. Variations in tuition depend upon the program type and length.

Effective with the September 1999, term, Keller Graduate School tuition per course (four quarter credit hours) ranges from $1,065 to $1,305, depending on the state in which the student is enrolled. This compares to tuition rates from $1,010 to $1,235 implemented in September 1998. The price for courses taken by distance education is $1,440.

The price of the complete classroom Becker CPA review course is $1,595, which includes an enrollment fee. The price of the complete Becker CMA review course is $1,160, which also includes an enrollment fee. The complete CPA review course on CD-ROM is priced at $1,295.

In addition to the tuition amounts described above, students at the DeVry Institutes, Denver Technical College and Keller Graduate School must purchase textbooks and supplies as part of their educational program.

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

The Company believes that more than 70% of the U.S. DeVry Institutes' students receive some government-sponsored financial aid and that a similar percentage of the students attending the Canadian DeVry Institutes receive some government-sponsored financial assistance. A 1996 National Postsecondary Student Aid Study found that approximately 80% of full-time students attending private four-year institutions received some form of financial aid.

A substantial portion of the students attending Denver Technical College's day and evening programs finance their education through government aid programs and employer tuition reimbursement plans.

The Company believes that approximately 20% of Keller Graduate School students have received government-sponsored financial aid. In addition, approximately 80% of Keller students receive some tuition reimbursement assistance from their employers. Students attending the Becker CPA or CMA review courses are not eligible for financial aid, but many of them receive partial or full tuition reimbursement from their employers.

The DeVry Institutes assist their undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed. The Company believes that a substantially greater percentage of its full-time students are employed to help finance their costs of education. On the basis of a financial aid application completed by the student and the student's family, the DeVry Institutes develop an assistance package for students who require financial aid. Government-sponsored financial aid is of great importance to the Company because historically, approximately 70% of the DeVry Institutes' U.S. tuition, book and fee revenues have been financed by government-provided financial aid received by its students.

The government-provided financial aid and assistance programs in which many of the Company's students participate are subject to political and governmental budgetary considerations. The Higher Education Act guides the federal government's support of postsecondary education. The Act was most recently reauthorized in the fall of 1998, redefining and extending the numerous financial aid programs currently in existence. There is no assurance, however, that federal funding will be continued at its present level or in its present form. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students.

The 1997 Tax Relief Act provided several new incentives to help students finance their education. First, employer-provided undergraduate educational assistance of up to $5,250 per year will remain excluded from taxable income for courses beginning prior to June 1, 2000. Second, a HOPE tax credit of up to $1,500 for each student has been provided for expenses paid during each of the first two years of college. For college juniors, seniors, graduate students and employees upgrading skills, a Lifetime Learning Credit of up to $1,000 per year has been provided for expenses paid on or after July 1, 1998. This will be increased to $2,000 after January 1, 2003. Also, student loan interest expense during the first 60 months of payments, in amounts ranging from $1,500 in 1999 to $2,500 in 2001 and beyond, will be allowed as a deduction from taxable income.

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

In 1998, the Department of Education introduced a new standard of financial responsibility test. The standard is based upon a composite score of three ratios which are designed to measure various aspects of an educational institution's financial stability. The Company believes that, based upon its computations, for fiscal year 1999 it has demonstrated a high level of financial stability as measured by these tests. Failure to achieve these financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a surety bond to permit its students to continue to participate in federal financial assistance programs. In addition to the regulations and standards which must be met by the institution, student recipients of financial aid must maintain satisfactory progress toward completion of their program of study and an appropriate grade point average.

Institutions that participate in Title IV financial aid programs must disclose information upon request about student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. Completion rates, as defined by the Act, at each of the U.S. DeVry Institutes generally fall within the range of completion rates, as published by U.S. News and World Report, 1999 America's Best Colleges, at selected four-year urban public colleges in the areas in which the DeVry Institutes operate. DeVry also admits many students who previously attended another college and whose completion rates are not included in these statistics. Completion rates for the students entering DeVry with previous college experience are generally higher than for first-time students.

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

In the United States, the Company has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 1998, and its independent accountants are currently conducting the required audits of the one year period ending June 30, 1999. The Department of Education may periodically conduct site visits at any of the Company's locations as a part of its program of periodic review of the administration of student financial assistance programs. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the Company and resulted in a substantial curtailment of the Company's participation in government grant or loan programs, the Company could be adversely affected.

In Canada, the DeVry Institutes' Toronto-area campuses were notified at the end of August 1995, that the Ontario Ministry of Education and Training had temporarily suspended the processing of new financial aid applications from DeVry students pending review of inaccuracies found in applications filed by some students. A Ministry audit of these applications, with DeVry's full cooperation, began in September 1995, and was subsequently completed. Effective with the spring 1996 term, which began in March 1996, the Ministry conditionally reinstated approval for the processing of financial aid applications. As a result of these actions, the results of operations of the Company's Canadian operations were adversely affected. During the third quarter of fiscal 1999, the Company successfully concluded the resolution of all outstanding issues with the Ontario Ministry of Education and Training, including the remaining portion of the full refund of amounts believed to have been inappropriately disbursed. DeVry's Toronto-area campuses have now been unconditionally reinstated as participants in the Province's student financial aid programs.

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

     Grants These funds, made available by the government to eligible students who demonstrate financial need, do not have to be repaid.
     The Company's students are eligible to participate in the Pell and SEOG Grant programs, which are programs for undergraduate students. Eligible students can receive a Pell grant ranging in amount from $400 to $3,125 per year. SEOG is a supplement to the Pell grant, available to only the neediest students because SEOG funds are limited in amount at each institution based upon a federally determined formula. In addition to these federal assistance funds, DeVry is required to make a 25% institutional matching contribution of all federal SEOG funds. The institutional matching contribution may be satisfied, in whole or in part, by the DeVry Institutes' scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

     Loans Students at the DeVry Institutes participate in the Stafford and PLUS programs within the FFELP and in the Perkins loan program.

          STAFFORD LOANS A subsidized Stafford loan, awarded on the basis of need, is a low interest loan with interest charges and principal repayment not scheduled to begin until six months after a student no longer attends school on at least a half-time basis. An unsubsidized Stafford loan may be awarded to students who do not meet the needs test and incurs interest charges from the time the loan is disbursed, however, the interest payment may be deferred until the principal payments begin.

          PLUS LOANS A PLUS loan enables parents of dependant students to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin upon receipt of the loan.

          PERKINS LOANS A Perkins loan is a low interest loan available to only those students who demonstrate exceptional financial need. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. New funding from the Department of Education is limited in amount based upon federally determined rules.

     Historically, over 80% of the financial aid received by students attending the Company's U.S. DeVry Institutes has been provided by federal student loans. Students at Keller Graduate School currently participate in the FDSL and FFELP, which represent 100% of the federal financial aid received by these students.

     In 1993, Congress passed legislation creating the Direct Student Loan Program. Under this program, students may complete all loan application and processing steps at their educational institution. Besides the benefit of one-stop processing, which can be done at the institution in conjunction with the application for aid under other programs, this loan program offers other benefits to student borrowers such as income-based repayments, lower loan fees and lower loan interest rates. The U.S. Congress has considered various proposals to eliminate this program or to cap loans made under this program at some percentage of all federal student loans until there is more experience with its success and realized cost savings. Federal student loans would remain available to the Company's eligible students under the Stafford program should direct student loan availability be curtailed.

     Work Study Work Study wages are 75% paid from federal funds and 25% from qualified employer funds. Work opportunities, both on or off-campus, under FWS are offered on a part-time basis by the U.S. DeVry
     Institutes to undergraduate students who demonstrate financial need.

Starting in the fall of 1999, college students can use the Internet to seek and manage financial aid as a part of a new pilot program. This program is part of a larger federal effort to cut costs and expand access to services. The DeVry Institute in Addison (Chicago), Illinois, was chosen as one of just seven schools to participate in this pilot program.

State Financial Aid Programs In addition to the various federal loan and grant programs, state grant assistance may be received by eligible students attending DeVry Institutes in Arizona, California, Georgia, Illinois, Ohio and New Jersey.

Denver Technical College Students attending Denver Technical College participate in the same federal undergraduate financial aid programs as students attending a DeVry Institute. In addition, there are several State of Colorado programs available for students at DTC.

A new provision of the Higher Education Act Amendments of 1998 allows institutions that undergo a change in ownership resulting in a change in control to continue to receive Title IV funding while the application for approval of the change is being reviewed. The Company believes that it has complied with all of the appropriate requirements and that students attending Denver Technical College will continue to receive financial aid without interruption or delay.

"85/15 Rule" This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as the Company. Under this regulation, students attending a for-profit institution that derived more than 85% of its revenues from federal financial assistance programs in any year were not able to participate in these programs for the following year. This regulation is commonly referred to as the "85/15 rule." In 1999, this rule was changed to 90%/10%, but the definition of revenues was modified to exclude institutional scholarships. Final data for fiscal 1999 is not yet complete but, in 1998, the U.S. Institutes derived less than 70% of their revenues from these programs and only one institute within the DeVry system derived more than 80% of its revenues from these programs. In 1997, the U.S. Institutes derived approximately 68% of their revenues from these defined federal assistance programs.

Keller Graduate School derived approximately 20% of its 1998 and 1997 revenues from these defined aid programs.

Each of the DeVry Institutes (except for the Long Beach, California, Institute, which currently operates as an additional location of the Pomona, California, Institute, the Fremont, California, Institute which currently operates as an additional location of the Phoenix, Arizona, Institute, the Alpharetta, Georgia, Institute, which currently operates as an additional location of the Decatur, Georgia, Institute and the Long Island City, New York, Institute, which currently operates as an additional location of the Columbus, Ohio, Institute), Denver Technical College and Keller is established as a separate institution under the Higher Education Act ("HEA") provisions and must separately meet the criteria for the now "90/10 rule" and for loan default rates.

Canadian Government Financial Aid Programs Canadian students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to students who are Canadian citizens or a permanent resident of Canada enrolled at approved postsecondary institutions. Students from Quebec are eligible for loans under the Quebec Student Loan Plan. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Canada Study Grants for students whose financial needs and special circumstances cannot otherwise be met, tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans are also available to qualified applicants to help finance their education. All other forms of government financial aid in Canada, both loans and grants, are financed and administered by the provinces.

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

Company-Provided Financial Assistance The Company's EDUCARD Plan is available to students attending the U.S. DeVry Institutes. The EDUCARD
Plan is an installment loan program designed to assist students unable completely to cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes.
Repayment of EDUCARD Plan balances is worked out in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12 months following a student's graduation or termination of study. The receivable balance related to Company-provided financial aid at the U.S. DeVry
Institutes at June 30, 1999, was approximately $13.0 million. In 1999, accounts receivable increased at approximately the same rate as tuition revenues. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance. In
Canada, to assist students who are unable to pay their tuition in full at the start of each term, students are allowed to participate in a multi-payment plan over the length of each semester.

In addition to the student financial assistance provided by the EDUCARD Plan, the U.S. and Canadian DeVry Institutes offer a Dean's Scholarship national competition and a Presidential Scholarship campus competition to current high school graduates. The Dean's scholarships are renewable partial scholarship awards to high school seniors who apply to DeVry and submit qualifying ACT/SAT scores. Presidential Scholarships, which cover full tuition for any of DeVry's full-time degree programs, are limited to two per campus. Similar scholarship offers have been made to high school graduates in previous years and are expected to be offered in the future. To attract students who attend community or junior colleges, the U.S. DeVry Institutes also offer a limited number of half-tuition scholarships to recent graduates from an accredited community/junior college. The DeVry Institutes have also provided funds in the form of institutional grants which help students most in need of financial assistance.

At Keller, students who wish to defer tuition payment may choose from a two or three-payment plan and students eligible for tuition reimbursement plans may be able to have their tuition billed directly to their employer.


Student Loan Defaults
---------------------
The Company believes that, historically, federal student loans represented more than 80% of the federal aid received by students at the U.S. DeVry Institutes and 100% of the federal aid received by students at Keller Graduate School. For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions whose students have high loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. No DeVry Institute has ever had a FFELP cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year. Due to the recent introduction of the FDSL program, default rates for this program have not yet been reported.

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

According to preliminary, pre-published reports by the U.S. Department of Education, the U.S. DeVry Institutes had FFELP student loan cohort default rates for 1997 (the latest year for which statistics are available) ranging from 3.5% to 22.9%. The weighted average FFELP cohort default rate is preliminarily reported at approximately 15.1%. The reported rates for 1997 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 1998.

Cohort default rates are subject to revision by the Department of Education as new data becomes available and are subject to appeal by schools contesting the accuracy of the data. For 1996 (the latest year for which "final" statistics are available), the U.S. DeVry Institutes' weighted average FFELP cohort default rate was 16.8%.

No DeVry Institute had a FFELP cohort loan default rate greater than 25% in 1994, 1995, 1996 or 1997. Default rate management plans and reduction initiatives have been implemented at each institute. No DeVry Institute is subject to any restrictions or termination under the student loan program.

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

The DeVry Institutes Perkins loan cohort default rates for 1998 (the latest year for which statistics are available) range from 12.0% to 25.6%. The U.S. DeVry Institutes weighted average Perkins loan cohort default rate was 21.7%. For 1997, the DeVry Institutes' Perkins loan default rates ranged from 14.7% to 36.8%, and the U.S. DeVry Institutes weighted average Perkins loan cohort default rate was approximately 25.0%. Several institutes receive reduced or no new funding for the Perkins loan program because their default rates exceed the regulatory thresholds. At these institutes, new loans continue to be granted from the revolving loan fund, but at lower levels then if new federal funding were received. Because of the relatively small amounts of funding available for this program, the reduced level of funding has not had a material effect on the availability of total financial aid available to DeVry students. Student counseling and additional collection efforts have been implemented at each institute and have, in part, contributed to the current reduction in default rates.


Career Services
---------------
The Company believes that the employment of its graduating students is essential to its ability to attract and retain students. Currently, more than 100 career services professionals are located at the U.S. DeVry Institutes, working with students in the areas of career choice activity, resume preparation and job interviewing. The staff also maintains contact with local and national employers to determine job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews at an institute campus.

The shortage of skilled employees has placed an increased premium on educated workers in our economy as evidenced by the widening gap in wages of college vs. high-school graduates to 100% or more today from approximately 50% in 1980. By the year 2000, it is estimated that 85% of the jobs in the United States will require education or training beyond high school, up from only 65% as recently as 1991.

The DeVry Institutes attempt to gather accurate data on the number of its graduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the information that graduates report to the DeVry Institutes. At the U.S. DeVry Institutes, there were more than 44,000 graduates over the ten-year period ending October 1998, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the more than 42,000 graduates who actively pursued employment or were already employed, 93% held positions in their chosen fields within six months of graduation.

Full and part-time U.S. degree and diploma program graduates for the three classes which ended in calendar year 1998, and for the three classes which ended in calendar year 1997, were employed in their chosen field within six months of graduation, based on data reported to the DeVry Institutes, as follows:

          THE U.S. DEVRY INSTITUTES' GRADUATE EMPLOYMENT STATISTICS

                                                     Percent of
                                                     Graduates
                                                     Who
                              Number of              Actively
                              Graduates              Pursued
                              Who         Number of  and
                              Actively    Graduates  Obtained
                              Pursued     Employed   Employment
                              Employment  in         and Those    Percent
                 Number       or Were     Education  Who were     Of Net
                 of Net       Already     Related    Already      Graduates
                 Graduates(1) Employed(2) Positions  Employed(2)  Employed(1)
                 ------------ ----------- ---------  -----------  -----------

Calendar Year
1998 Graduating
Classes (2/98,
6/98, 10/98)       4,822       4,734       4,538      95.9%        94.1%


Calendar Year
1997 Graduating
Classes (2/97,
6/97, 10/97)       4,503       4,419       4,290      97.1%        95.3%
------------------------------

     (1)Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

     (2)Does not include students who actively pursued employment for less than 6 months and did not obtain employment.



The 1998 graduates achieved average annual starting compensation that varied by program of study, ranging from $27,156 to $40,159. Individual compensation levels vary depending upon the graduate's experience, program of study and geographical area of employment.

In Canada, for the three classes which ended in calendar year 1998, 92.2% of those graduates who actively pursued employment had obtained employment or were already employed in their chosen field within six months of graduation. This includes those students who received diplomas, who received bachelor's degrees through the DeVry Phoenix Institute's degree completion program in Calgary and those students who completed their degree requirements at a U.S. DeVry Institute.

The majority of employers of the DeVry Institutes' graduates are in the electronics or information processing industries. The Company believes that no single employer has hired more than 5% of the DeVry Institutes' graduates in recent years. Major employers of the DeVry Institutes' graduates include the following companies: Andersen Consulting Group, Applied Materials, AT&T, Cellular One, Eastman Kodak, EDS, General Electric Company, Hewlett-Packard, IBM, Intel Corp, MCI, Motorola and Xerox.

At DTC, Career Services Department personnel assist students in resume preparation, job search strategies and interviewing skill development. To further assist its students in obtaining employment upon graduation, DTC offers a unique Skills Guarantee Program. This program guarantees to qualified employers that the DTC graduate possesses a specific set of job skills. If an employer hires a graduate who fails to demonstrate these skills, DTC will reimburse the employer the graduate's first month's salary, up to $1,500.

Keller Graduate School maintains a career services office to assist current and past graduates. This office offers a full range of services designed to enhance each individual's career development skills and is available to graduates, at no charge, on a lifetime basis.

Seasonality
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at the DeVry Institutes, DTC and Keller typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment occurs during the summer months. Becker experiences higher enrollments for its courses beginning in June and July leading to the fall CPA exam than for its classes beginning in December and January leading to the spring CPA exam.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 9 to the Company's Consolidated Financial Statements, Quarterly Financial Data.


Administration and Employees
----------------------------
Each of the DeVry Institute's campuses is managed by a president and has a staff of academic deans, faculty and academic support staff, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to the Company's vice president of admissions. A similar organizational structure is employed at DTC. Each Keller Graduate School center is managed by a center director and has admissions representatives and appropriate center support staff.

The Company has more than 3,200 regular full- and part-time employees.
Over 300 of these employees, or slightly less than 10% of the total work force, are at the corporate headquarters in Oakbrook Terrace, Illinois, including Keller Graduate School management and staff. In addition, the Company employs as many as 1,400 students during peak periods as faculty assistants and in other part-time positions. Becker is managed by an administrative staff headquartered in Los Angeles and Oakbrook Terrace and by regional administrative staffs which support instructors and coordinate local recruiting efforts. None of the Company's employees is represented by a union. The Company believes that its relationships with its employees are satisfactory.


Faculty
-------
Each DeVry Institutes' campus president hires academic deans and faculty members in accordance with criteria established by the Company and applicable state law. Most faculty members teaching in technical areas have related industry experience. The DeVry Institutes have initiated sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities to maintain and enhance their currency and teaching skills. Faculty members are evaluated each semester based on student comments and observations by an academic dean. There are approximately 800 full-time faculty members among all of the DeVry Institutes' campuses. More than 80% of the U.S. DeVry Institutes' faculty members hold advanced academic degrees. In Canada, more than 60% of the faculty hold advanced academic degrees. In addition, DeVry Institutes engage part-time, adjunct and visiting faculty, as needed, mostly in the evening programs. Recruiting qualified new faculty members for some upper term technical courses has become more difficult as the economic expansion cycle continues. In some classes, regular full-time faculty have been supplemented with adjunct faculty teaching on a part-time basis while maintaining employment in their technical field of specialty.

Keller Graduate School faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, Keller has begun selectively utilizing full-time faculty to respond to student demand in rapidly developing areas and to meet licensing approval requirements in certain states. Less than 10% of Keller's instructors, excluding staff members who regularly teach, are full-time employees. More than 90% of Keller's faculty have advanced degrees. Keller draws upon more than 700 active faculty who teach courses as needed throughout the year. Becker's faculty, numbering more than 500 each term, are primarily practicing professionals who teach part-time on a course-by-course basis.

Trademarks and Service Marks
----------------------------
The Company owns and uses numerous trademarks and service marks including "DeVry Institute of Technology" and variants thereof. All trademarks, service marks and copyright registrations associated with the business are registered in the name of the Company or one of its subsidiaries and expire over various periods of time. The Company vigorously defends against infringements of its trademarks, service marks and copyrights.

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

None of the DeVry Institute campuses or the Denver campus of DTC, which are owned by the Company, are subject to a mortgage or other indebtedness.

A new DeVry Institute began operation in July 1997 in Alpharetta (Atlanta), Georgia, in a build-to-suit, leased campus of approximately 65,000 square feet.

In the fourth quarter of fiscal 1997, the Company completed the purchase of land in Fremont (San Francisco), California, for construction of a campus to serve the Northern California area. This campus opened for classes in July 1998, the start of the summer term, in a 99,000 square foot Company-owned facility.

In Calgary (Alberta), Canada, the Company leased a new build-to-suit campus of approximately 70,000 square feet to replace its former location.

Classes were offered in this new and larger facility in July 1998, the start of the summer term.

In the Toronto-area, the Company consolidated its operations into its two newer campuses in Scarborough and Mississauga, Ontario. Effective with the summer 1998 term, classes were no longer offered in the original North York location. Additional space was leased in both Scarborough and Mississauga to accommodate this consolidation.

In New York, the Company completed renovation on a leased site in Long Island City. Classes were offered for the first time in November 1998, the start of the fall term. Initially occupying approximately 96,000 square feet, plans are underway to expand the campus by 59,000 square feet for occupancy in fiscal 2001.

The table below sets forth certain information regarding each of the properties at which the DeVry Institutes conducted educational operations at June 30, 1999:

                         DeVRY INSTITUTE CAMPUSES

                                                Full and
                                June 1999       Part-Time
                                Area            Students
                                (Approximate    Attending
                                Square Feet)    Spring 1999      Ownership
                                ------------    -----------      ---------
Phoenix, Arizona                   120,200           3,442         Owned
Alpharetta (Atlanta), Georgia       65,000             941         Leased
Decatur (Atlanta), Georgia         107,500           2,854         Owned
Chicago, Illinois                  104,850           3,658         Owned
Addison (Chicago), Illinois         91,600           3,768         Leased
Kansas City, Missouri               74,500           2,517         Owned
Columbus, Ohio                     106,480(1)        3,041         Owned
North Irving (Dallas), Texas        95,250           2,774         Leased
Long Island City, New York          96,000             714         Leased
Pomona (Los Angeles), California   100,500           3,516         Leased
Long Beach (Los Angeles),
  California                        98,240           2,403         Leased
Fremont (San Francisco),
  California                        99,000             958         Owned
North Brunswick, New Jersey         99,000           3,318         Owned
Calgary, Alberta, Canada            70,000           1,285         Leased
Scarborough (Toronto), Ontario,
  Canada                            44,800             820         Leased
Mississauga (Toronto), Ontario,
  Canada                            60,600           1,012         Leased
                                                    ------
                                                    37,021
                                                    ======
--------------------------
  (1) Includes 14,400 square feet of modular buildings.


A parcel of land was purchased in the fourth quarter of fiscal 1997 in the San Fernando Valley, California, for construction of a third campus in the Los Angeles area. Purchase of an adjoining parcel of land, necessary to complete the site, was completed in August 1997. Construction is nearly complete on this 105,000 square foot Company-owned facility. Classes are scheduled to be offered beginning in November 1999 for the fall term.

In Phoenix, Arizona, Pomona, California, and Kansas City, Missouri, the Company leases additional space in adjacent office buildings in order to relocate some administrative functions, permitting that space within the campus building to be used for additional classrooms and laboratories. These expansions were necessary to accommodate increased student enrollments.

At the Chicago DeVry Institute, construction began in 1998 on a 55,000 square foot expansion. Located on the same Company owned property and adjacent to the existing facility, this expansion, which is expected to be available in November for the fall 1999 term, will permit further enrollment growth and an enhanced environment for the students, faculty and staff.

In fiscal 1999, the Company purchased approximately 16.9 acres of land in Tinley Park (Chicago), Illinois, for construction of a 72,000 square foot DeVry Institute with classes scheduled to be offered for the first time in the summer 2000 term.

Renovation and expansion of the Columbus DeVry Institute was begun in 1999. This project, which will take several years to complete, will add approximately 24,000 square feet of space to the building and replace the 14,400 square feet of adjacent modular space currently in use.

Negotiations are currently under way with the owner of the DuPage (suburban Chicago) Institute to acquire an additional parcel of land and add approximately 20,000 square feet of classroom and administrative space.

Additional DeVry Institute facility renovations and expansions may be undertaken in the future to improve and expand operations in these locations.

Denver Technical College operates in an approximately 70,000 square foot Company-owned facility in Denver housing both administrative and classroom space. In addition, classes are conducted at a leased site in Colorado Springs with approximately 28,000 square feet of space.

Keller Graduate School
----------------------
Keller centers are housed in modern buildings whose locations are chosen primarily for their convenience to students. Keller centers, which mostly range in size from approximately 4,000 to 10,000 square feet, include teaching facilities, admissions and administrative offices. Each Keller facility has an information center designed to enhance students' success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; sample business plans; popular business periodicals; videos of selected courses; a career services video and texts, and access to more than three hundred electronic data-bases.

During fiscal 1999, Keller opened five new teaching centers, including its distance education center. Additional new centers are planned for opening in fiscal 2000 and beyond.

At the start of the April 1999 term, the last complete term in fiscal 1999, approximately 5,555 course-takers were enrolled in Keller's classroom and distance education programs. The table below sets forth certain information regarding each of the properties at which Keller conducted educational operations in the April, 1999, term:

                      KELLER GRADUATE SCHOOL CENTERS


                                                  April 1999
                                                  Ownership
                                                  ----------
          Chicago, Illinois                       Leased
          Schaumburg, Illinois                    Leased
          Lincolnshire, Illinois                  Leased
          Oakbrook Terrace, Illinois              (1)
          Lisle, Illinois                         Leased
          Orland Park, Illinois                   Leased
          Elgin, Illinois                         Leased
          Merrillville, Indiana                   Leased
          Tysons Corner, Virginia                 Leased
          Crystal City, Virginia                  Leased
          Milwaukee, Wisconsin                    Leased
          Waukesha, Wisconsin                     Leased
          St. Louis, Missouri                     Leased
          St. Louis, Missouri (downtown)          Leased
          Kansas City, Missouri                   (2)
          Kansas City, Missouri (downtown)        Leased
          Phoenix, Arizona                        (2)
          Scottsdale, Arizona                     Leased
          Mesa, Arizona                           Leased
          Decatur, Georgia                        (2)
          Atlanta, Georgia                        Leased
          Alpharetta, Georgia                     (2)
          Buckhead, Georgia                       Leased
          Pomona, California                      (2)
          Long Beach, California                  (2)
          Irvine, California                      Leased
          San Diego, California                   Leased
          Fremont, California                     (2)
          Tampa Bay, Florida                      Leased
          Orlando, Florida                        Leased
          Distance Learning                       (1)

------------------------
(1)Operates at the Company's corporate headquarters location
(2)Operates on a DeVry Institute campus


Becker
------
Becker is headquartered both in leased offices in Encino, California, and at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Classes are conducted in leased facilities, fewer than twenty of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be expanded or relocated as enrollments require. Becker classes are also currently offered on several DeVry Institute campuses and at Keller Graduate School centers where the location and facility availability are appropriate.


Corporate
---------
The Company's administrative offices are located in approximately 80,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois. In addition, the Company leases more than 18,000 square feet of storage and other miscellaneous use space at this facility. Negotiations are under way with the landlord to secure both additional office and miscellaneous use space.

The Company's leased facilities are occupied under leases whose remaining terms range from one to 14 years. A majority of these leases contain provisions giving the Company the right to renew its lease for additional periods at various rental rates.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------
The Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of its business. Neither the Company nor any of its subsidiaries is currently a party to any legal proceeding which the Company believes is material. Although the outcomes of these lawsuits cannot be predicted with certainty, the Company believes the resolution of these matters will not have a material effect on the Company's financial position, results of operations or liquidity.

In fiscal 1996, the Ontario Ministry of Education and Training temporarily suspended and later conditionally reinstated the processing of financial aid applications for students attending the Company's Toronto-area schools. During the third quarter of fiscal 1999, the Company successfully concluded the resolution of all outstanding issues with the Ontario Ministry of Education and Training, including the full refund of amounts believed to have been inappropriately disbursed. DeVry's Toronto-area campuses have now received full unconditional reinstatement as a participant in the Province's student financial aid programs.

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

                   EXECUTIVE OFFICERS OF THE REGISTRANT



The name, age and current position of
each executive officer of the Company
are:



Name, Age and Office                         Business Experience
--------------------                         -------------------

Dennis J. Keller . . . . . . . . . . . 58    Mr. Keller co-founded Keller
   Chairman of the Board and Chief           Graduate School in 1973.  From the
   Executive Officer                         inception of the Company, Mr.
                                             Keller has been Chairman of the
                                             Board and Chief Executive Officer.
                                             Mr. Keller is a graduate of
                                             Princeton University and holds a
                                             Masters degree in Business
                                             Administration from the University
                                             of Chicago Graduate School of
                                             Business.



Ronald L. Taylor . . . . . . . . . . .55     Mr. Taylor co-founded Keller
   Director, President and Chief             Graduate School in 1973 and has
   Operating Officer                         been a director since its
                                             inception.  Mr. Taylor was Dean of
                                             Keller Graduate School from its
                                             inception until 1981, when he
                                             became President and Chief
                                             Operating Officer of KGSM.  Mr.
                                             Taylor is a graduate of Harvard
                                             University and holds a Master of
                                             Business Administration degree
                                             from Stanford University.



Marilynn J. Cason. . . . . . . . . . .56     Ms. Cason joined the Company in
   Senior Vice President, General            1989 with responsibility for the
   Counsel and Corporate Secretary           Company's legal affairs and human
                                             resources. In her current position
                                             as a Senior Vice President, Ms.
                                             Cason has responsibility for
                                             facilities planning, purchasing
                                             and management information systems
                                             addition to her responsibilities
                                             for legal affairs and human
                                             resources.

Michael J. LaForte . . . . . . . . . .53     Mr. LaForte joined the Company in
   Senior Vice President                     1996.  Prior to joining DeVry, Mr.
                                             LaForte served as executive vice
                                             president of XL/Datacomp after
                                             spending 12 years at IBM in a
                                             variety of regional and national
                                             marketing positions.  Mr. LaForte
                                             is responsible for the operations
                                             of the DeVry Institutes, including
                                             student recruitment.




O. John Skubiak. . . . . . . . . . . .53     Mr. Skubiak joined Keller Graduate
   Senior Vice President                     School more than 19 years ago,
                                             progressing from admissions
                                             representative to Dean of Keller
                                             Graduate School.  In his current
                                             position as a Senior Vice
                                             President of the Company,
                                             Mr. Skubiak has responsibility for
                                             the Company's marketing, other
                                             than sales, and the operations of
                                             Keller and Becker Becker CPA
                                             Review.



Norman M. Levine . . . . . . . . . . .56     Mr. Levine has been Controller of
   Vice President, Controller and            the Company since 1987 and has
   Chief Financial Officer                   been the Chief Financial Officer
                                             since 1989.  From 1982 to 1987,
                                             Mr. Levine was Controller of the
                                             DeVry Institutes.



Jack L. Calabro. . . . . . . . . . . .57     Mr. Calabro joined DeVry in 1999
   Vice President, Human Resources           as Vice President of Human
                                             Resources. Prior to joining DeVry,
                                             Mr. Calabro was vice chancellor of
                                             human resources at City Colleges
                                             of Chicago and vice president of
                                             human resources at Helene Curtis
                                             Industries.



Thomas F. Donini . . . . . . . . . . .49     Mr. Donini joined DeVry in 1982,
   Vice President, Field Recruitment         serving in a variety of recruiting
                                             positions.  Appointed to his
                                             current position in 1999, his
                                             responsibilities include the more
                                             than 250 DeVry Institute sales
                                             representatives who make career
                                             presentations at over 10,000 high
                                             schools in North America each
                                             year.

James A. Dugan . . . . . . . . . . . .53     Mr. Dugan joined the Company in
   Vice President, Regional                  1980 serving in a number of
   Operations                                operating positions at the Phoenix
                                             DeVry Institute, most recently as
                                             its president.  In his current
                                             position, Mr. Dugan is responsible
                                             for the operation of several of
                                             the U.S. DeVry Institutes.



George W. Fisher . . . . . . . . . . .47     Mr. Fisher joined the Company as
   Vice President, Regional                  Vice President, Canadian
   Operations                                Operations in 1985.  His
                                             responsibilities currently include
                                             operations of several of the DeVry
                                             Institutes in the U.S. and Canada.



Bruno LaCaria. . . . . . . . . . . . .57     Mr. LaCaria joined the Company in
   Vice President, Chief Information         August 1998 as Vice President and
   Officer                                   chief information officer.  Prior
                                             to joining the Company,
                                             Mr. LaCaria was the Director of
                                             Information Systems at the
                                             University of Pittsburgh.



Patrick L. Mayers. . . . . . . . . . .59     Dr. Mayers joined Keller Graduate
   Vice President, Academic Affairs          School in 1978 as Dean of Academic
                                             Affairs.  Dr. Mayers, who obtained
                                             his B.A., M.A., M.B.A., and Ph.D.
                                             Degrees from the University of
                                             Chicago, was elected an officer of
                                             the Company in 1987.  Dr. Mayers
                                             served as Vice President of
                                             Academic Affairs for Keller until
                                             1997 at which time he became the
                                             Vice President of Academic Affairs
                                             for the DeVry Institutes.



Gerald Murphy. . . . . . . . . . . . .52     Mr. Murphy joined the Company in
   Vice President, Institutional             late 1995 as a Vice President with
   Development                               responsibility for the operation
                                             of several of the DeVry Institutes
                                             in the U.S. and Canada.  He is
                                             currently responsible for new
                                             DeVry Institute location and
                                             program development.  Prior to
                                             joining the Company, Mr. Murphy
                                             served as a Vice President of
                                             Educational Management Corp. and
                                             of the Universal Technical
                                             Institute.

James Otten. . . . . . . . . . . . . .50     Dr. Otten joined the Company in
   Vice President, Regional                  late 1995 as a Vice President with
   Operations                                responsibility for the operation
                                             of several of the U.S. DeVry
                                             Institutes.  Prior to joining the
                                             Company, Dr. Otten served as
                                             President of the Katherine Gibbs
                                             School in Boston and of the Brown
                                             Institute in Minneapolis.



Sharon Thomas-Parrott. . . . . . . . .48     Ms. Thomas-Parrott joined the
   Vice President, Government                Company in 1982 after several
   Relations                                 years as an officer in the U.S.
                                             Department of Education's Office
                                             of Student Financial Assistance.
                                             She served the Company in several
                                             student finance positions before
                                             being elected to her current
                                             position which includes
                                             responsibility for both student
                                             finance and government relations.



Jane Perlmutter. . . . . . . . . . . .51     Dr. Perlmutter joined the Company
   Vice President, Regional                  in 1997 as a Vice President with
   Operations                                responsibility for the operation
                                             of several U.S. DeVry Institutes.
                                             Prior to joining the Company, Dr.
                                             Perlmutter managed the Bellcore
                                             Training & Education Center in
                                             Lisle, Illinois.



Kenneth Rutkowski. . . . . . . . . . .52     Mr. Rutkowski joined the Company
   Vice President, Operations                in 1985 as Director of Operations
   Services and Administration               and Administrative Services and
                                             was promoted to his current
                                             position in 1991.  His current
                                             responsibilities include managing
                                             the Company's real estate and
                                             various administrative functions.



Vijay Shah . . . . . . . . . . . . . .48     Mr. Shah joined the Company in
   Vice President, Admissions                1977 progressing from
                                             representative in a DeVry
                                             Institute admissions office to
                                             director of admissions.  He has
                                             been DeVry's National Director of
                                             Admissions since 1989 and was
                                             promoted to his current position
                                             in August 1994.

Edward J. Steffes. . . . . . . . . . .49     Mr. Steffes joined the Company in
   Vice President, Marketing                 1984 as director of marketing and
                                             was promoted to his current
                                             position in 1986.  Mr. Steffes is
                                             responsible for the Company's
                                             advertising, sales promotion and
                                             public relations.

                                  PART II

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------
(a) Market Information
The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years. All sales price information has been restated to reflect the Company's two-for-one stock splits, in the form of a 100% stock dividend, effective June 19, 1998, and December 18, 1996.



                            FISCAL 1999                FISCAL 1998
                        -------------------        -------------------
                          HIGH       LOW             HIGH        LOW
                        -------------------        -------------------

   First Quarter        $26 3/4    $17 1/8         $15 3/16    $12 7/8

   Second Quarter        30 5/8     16 1/16         16 1/2      12 1/2

   Third Quarter         30 3/8     24 1/4          17 13/16    14

   Fourth Quarter        31 7/8     20              22  3/8     16 3/8


(b) Approximate Number of Security Holders
------------------------------------------
There were 718 holders of record of the Company's common stock as of September 1, 1999. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock.

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

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
Selected financial data for the Company for the last five years is included in the exhibit, Five-Year Summary - Operating, Financial and Other Data, on page 93 of this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report.

All references in the financial statements to the number of shares outstanding and per share amounts have been restated to reflect the Company's two-for-one stock splits effective December 18, 1996 and June 19, 1998.


Fiscal Year Ended June 30, 1999, vs. Fiscal Year Ended June 30, 1998
--------------------------------------------------------------------
Tuition revenues in fiscal 1999 increased by $61.8 million, or 19.2%, from fiscal 1998. The increase in tuition revenue was produced by enrollment increases at DeVry Institutes, Keller Graduate School of Management and Becker CPA (currently known as Becker Conviser CPA Review). Fiscal 1999 marked the ninth consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year increased, up 12.8% from the previous year. Enrollment increases at DeVry Institutes reflect the opening of new institutes in Fremont, California, and Long Island City, New York, in addition to enrollment increases in previously opened institutes. At Keller Graduate School, cumulative total student enrollment for the five terms of fiscal 1999 grew by 17.0% compared to fiscal 1998, reflecting the opening of five new teaching centers during the year and enrollment growth at previously opened centers. Tuition revenues also increased because of tuition rate increases of approximately 6.2% at DeVry Institutes in March 1999 and somewhat lesser increases at Keller Graduate School and Becker CPA during the year.

Other educational revenues, composed primarily of sales of books, supplies and the Becker course on CD-ROM, increased by $5.7 million, or 18.6%, because of the increased number of students attending the Company's educational programs, to whom these materials are sold. Interest income on the Company's short-term investments of cash balances decreased to $1.2 million because increased demands on the Company's cash for investment in new facilities and equipment, and higher accounts receivable from increased student enrollment, reduced the average cash balances held during the year.

Cost of educational services increased by $37.9 million, or 19.1%, in fiscal 1999 from the previous year. Cost of educational services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible accounts. Higher wage, benefit, supply, service and facility expenses associated with the growing number of students and the expanded number of operating locations at DeVry Institutes and Keller Graduate School contributed to the increase in cost. New operating locations typically incur expenses greater than their revenues during the first year of operation. Depreciation expense increased by $3.7 million, or 30.0%, from fiscal 1998 as a result of record spending during the past several years on capital improvements and additions throughout the system. Also included in educational services costs this year is the final portion of the expense associated with resolution and reinstatement by the Ontario Ministry of Education and Training of full financial aid eligibility for students enrolled at the Toronto-area DeVry Institute campuses. Tuition refund expense at DeVry Institutes, although higher in absolute amount, decreased slightly as a percent of tuition revenue from fiscal 1998. This is believed to result from higher admission standards, and education programs and student service quality initiatives that favorably affect student retention and contribute to increased operating margins.

Student services and administrative expense increased by $17.3 million, or 16.6%, from fiscal 1998. Student services and administrative expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending primarily reflects the marketing costs associated with generating higher student enrollments at DeVry Institutes, Keller Graduate School and Becker CPA for the terms that began in fiscal 1999 and for the summer term, which began in July, for which revenue is included in the subsequent year. Student recruiting costs are charged to expense in the year during which these funds are spent. Marketing costs were also incurred for the new DeVry Institute in West Hills, California, which is scheduled to open in November 1999.

Administrative expenses have also increased from the prior year in part to support continuing efforts by the Company related to what is commonly referred to as the Y2K problem. In mid-1997, the Company initiated a project to determine the magnitude of its exposure from its own systems and from those of significant business partners. Through audit, testing and remediation, the Company identified and evaluated the readiness of its information technology (IT) and non-IT systems, which, if not Y2K-compliant, could have a material effect on the Company.

The review and testing of all internal IT systems have been completed, and those systems have been made Y2K-compliant through change or replacement. An inventory of PC hardware and software has been completed, and a plan was developed and implemented to replace any non-compliant hardware prior to the end of the calendar year. Software vendors were contacted and are being tracked for follow-up as necessary. An upgrade or replacement plan was developed and implemented for any non-compliant software.

Critical suppliers of non-IT goods and services have also been identified and contacted for their compliance status. In addition, the Company is developing a contingency plan, targeted for completion prior to year-end, for critical functions at its headquarters and other operating locations. Although efforts related to Y2K issues were comprehensive in nature, incremental spending on these efforts has not been material in any period and is being charged to expense as incurred.

The Company's earnings in fiscal 1999 from operations, before interest and taxes, were a record $63.4 million, increasing more than 23% from the previous year. Operating margins, which have increased steadily in each of the past several years, increased again to 15.1%, up from 14.5% and 13.9% in fiscal 1998 and 1997, respectively. Operating margins increased because of higher new student enrollments, improved student retention, enhanced facility utilization and continued operating improvements.

Interest expense decreased by $0.6 million from the prior year, as previously incurred debt was completely repaid during the year.

Net income of $38.8 million, or $0.55 per share (diluted), was a record for any year, increasing by more than 26% from fiscal 1998.


Fiscal Year Ended June 30, 1998, vs. Fiscal Year Ended June 30, 1997
--------------------------------------------------------------------
Tuition revenues in fiscal 1998 increased by $40.3 million, or 14.3% from fiscal 1997. The increase in tuition revenues was produced by enrollment increases at DeVry Institutes and Keller Graduate School. Fiscal 1998 marked the eighth consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year increased, up 9.4% from the previous year. Enrollment increases at DeVry Institutes reflect the opening of a new institute in Alpharetta, Georgia, and increases in enrollments at existing institutes. At Keller Graduate school, cumulative total student enrollment for the five terms of fiscal 1998 grew by 17.5% compared to fiscal 1997, reflecting the opening of new centers in California, Georgia, Indiana and Missouri. Tuition revenues also increased because of tuition rate increases of approximately 5.0% at DeVry Institutes in March 1998 and at Keller Graduate School in September 1997.

Other educational revenues, composed primarily of sales of books and supplies, increased by $4.3 million, or 16.3%, because of sales to the increased number of students attending the Company's educational programs and the introduction of the Becker CPA Review course on CD-ROM. Interest income on the Company's short-term investments of cash balances increased to $1.6. million because of increased average cash balances in excess of those needed for daily operations.

Cost of educational services increased by $20.1 million, or 11.3%, in fiscal 1998 from the previous year. Cost of educational services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the cost of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible accounts. Higher wage, benefit, supply, service and facility expenses associated with the growing number of operating locations and increased student enrollments contributed to the increase in cost. Depreciation expense increased by $2.7 million, or 28.1%, from fiscal 1997 as a result of another year of extensive capital improvements and additions throughout the system. Also included in educational services this year is the cost of consolidating teaching operations from three locations to the two newer and more modern sites in the Toronto area. Tuition refunds and bad debt expense declined by approximately $800,000 from fiscal 1997, even as total student enrollment and revenues increased. This is believed to result from higher admission standards, and education programs and student service quality initiatives that favorably affect student retention.

Student services and administrative expense increased by $16.3 million, or 18.7%, from fiscal 1997. Student services and administrative expense includes the costs of new student recruiting, general and administrative costs, and curriculum development. The increased spending reflects the marketing costs associated with generating the higher student enrollments at DeVry Institutes and Keller Graduate School for the terms that began in fiscal 1998 and for the summer term, revenue for which is included in fiscal 1999. Marketing costs for the July 1998 opening of the new DeVry Institute in Fremont, California, and the November 1998 opening of the new campus in New York also contributed to the increase.

Administrative expenses also increased from the prior year to support the Company's expanding operations. In addition, spending on implementation efforts for the Company's new financial system contributed to the increased expense. The financial system, which has been used for reporting beginning in July 1998, offers enhanced financial controls, reporting and analysis and overcomes Y2K processing deficiencies in the previous system. In addition, the Company appointed a coordinator with responsibility for all other aspects for the Y2K project. Efforts were initiated to address the Y2K processing requirements, focusing initially on mission-critical systems and extending to all the Company's hardware and software, whether internally developed or purchased, and to ensure compliance by the many providers of products and services to the Company. The Company believes that it is on schedule for completion of the project during 1999. Costs associated with this effort are not expected to have a material effect on the Company's results of operations and are being charged to expense as incurred.

The Company's fiscal 1998 earnings from operations, before interest and taxes, were a record $51.4 million. Operating margins, which had been increasing steadily each year, increased again to 14.5%, up from 13.9% and 13.0% in fiscal 1997 and fiscal 1996, respectively. Operating margin increases were generated by improved facility utilization from increased enrollments and by continued operating improvements.

Interest expense decreased by $1.9 million from the prior year, as debt incurred for the acquisition of Becker CPA in June 1996 was being repaid from cash generated by operations.

Net income of $30.7 million, or $0.44 per share, was a record for any year, increasing by 27.0% from fiscal 1997.

Liquidity and Capital Resources
-------------------------------
The Company's primary source of liquidity is the cash received from student payments for tuition, fees and books. These payments include cash from student and family educational loans; from other financial aid under various federal, state and provincial programs; and from student and family resources.

The pattern of cash receipts is somewhat seasonal. The level of accounts receivable from which cash payments are collected reaches a peak immediately after the billing of tuition, fees and books at the beginning of each of the DeVry Institutes' semesters, which begin in July, November and March. Collections of DeVry Institute receivables are heaviest at the start of each semester. In the first two months of each semester, collections typically exceed payments for operating expenses applicable to that period. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the spring semester and the end of a financial aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. Keller Graduate School and Becker CPA also experience similar seasonality in their cash receipts and expenditures based upon their respective operating cycles. At June 30, 1999, total Company accounts receivable, net of the related reserves, were $14.2 million, an increase of 19.7% from last June 30, approximately the same rate of increase as tuition and other educational revenues for the year.

The Company is highly dependent upon the timely receipt of financial aid funds. The Company estimates that historically, approximately 70% of DeVry Institutes' tuition, bookstore and fee revenues have been financed by government-provided financial aid to its students. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. If funds flow from the federal or state governments is temporarily delayed in conjunction with year 2000 processing difficulties, the Company could use its available cash resources and borrowings under its revolving term loan agreement until such financial aid funding was restored. The Department of Education and most student loan processing agencies report that they are now Y2K-compliant.

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

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from the U.S. Department of Education is maintained in restricted bank accounts. This cash becomes available for general use by the Company only after student loans and grants have been credited to the accounts of students and the cash is transferred to an unrestricted operating cash account. At June 30, 1999, cash held in restricted bank accounts was $20.8 million, largely in anticipation of enrollments and financial aid disbursements at the start of DeVry Institutes' summer term.

Cash generated from operations in fiscal 1999 reached a record $54.6 million, up $7.0 million from last year. Higher earnings and the increased non-cash sources of depreciation and amortization accounted for the increased cash flow, more than offsetting higher accounts receivable and other working capital account changes. Traditionally, the Company has been able to help fund its expansion by operating with very little or even negative working capital whenever necessary. The generation and use of cash during the year reflects the seasonal operating patterns discussed above. During some periods just prior to the start of a semester, cash balances may be supplemented by temporary borrowings under the Company's revolving line of credit. Cash generated from operations each year has been sufficient to meet all of the Company's operating and capital investment needs while reducing debt on a regular basis.

Capital expenditures in fiscal 1999 reached another record, totalling $44.8 million, up $13.0 million from the previous record level set only last year. Capital expenditures were made for expansion and facility improvements, replacement and upgrading of school laboratories and for teaching and administrative equipment. Contributing to 1999's record spending was the completion of construction on the new DeVry Institute in Fremont (San Francisco), California, and completion of renovations for the new DeVry Institute in Long Island City, New York, both of which opened for classes in fiscal 1999. Also, land was purchased for a new DeVry Institute in Tinley Park (Chicago), Illinois, and construction was started for the new DeVry Institute in West Hills (Los Angeles), California and on an expansion of the Chicago DeVry Institute campus. Capital expenditures in fiscal 2000 are expected to decline somewhat from the record 1999 level as construction is completed on the new West Hills campus and Chicago campus expansion but begins at the new DeVry Institute campus in Tinley Park. These new and expanded DeVry Institute campuses, as well as expansion of Keller Graduate School and Becker CPA into new operating sites, plus possible further DeVry Institutes expansion, will continue to require substantial capital spending in the coming years. Cash generated from operations and existing cash resources have been sufficient to meet capital requirements in the past and, with the Company's revolving line of credit, is anticipated to be sufficient to cover expansion plans in the future.

In March 1998, the Company and its banks renegotiated the Company's 1996 revolving term loan agreement, extending its term to August 1, 2000, and expanding the range of acquisitions or investments within the terms of the agreement. In May 1999, the revolving loan agreement was amended again to extend its term to August 1, 2001. At June 30, 1999, only $0.4 million of the revolving line had been utilized, all for letters of credit. On July 1, 1999, the Company borrowed $40 million under its revolving loan agreement in conjunction with the purchase, for cash, of the operations of Denver Technical College and Conviser Duffy CPA Review. Future borrowings and/or repayments will be based on the Company's seasonal cash flow cycle and payment requirements for capital spending and possible future acquisitions.

Effective October 1, 1997, the Company's bank borrowing interest rate was reduced to a floating rate of prime or LIBOR plus 0.35%, at the Company's option, and has remained at that level based on continued achievement of certain financial ratios. Interest rates are adjustable quarterly, based upon these financial ratios. At the present time, the Company does not have an interest rate swap or other form of protection against increases in the floating rate but does fix the interval of interest rate adjustment on most of its borrowings for periods of up to three months to eliminate some of the possible variability in rates. The Company periodically evaluates its need for additional protection in light of projected changes in interest rate and borrowing levels.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, the revolving loan facility will be sufficient to fund its operations for the foreseeable future.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The following financial statements of the Company and its subsidiaries are included below on pages 67 through 89 and page 96 of this report:

                                                                     10K
                                                                 Report Page
                                                                 -----------
     Consolidated Balance Sheets at
     June 30, 1999 and 1998                                          67-68

     Consolidated Statements of Income for the
     years ended June 30, 1999, 1998 and 1997                         69

     Consolidated Statements of Cash Flows for
     the years ended June 30, 1999, 1998 and 1997                     70

     Consolidated Statements of Shareholders'
     Equity for the years ended June 30, 1999,
     1998 and 1997                                                    71

     Notes to Consolidated Financial Statements                      72-88

     Report of Independent Accountants                                89


     Schedule II.  -Valuation and Qualifying Accounts                 96


     Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or the notes thereto.

                                   DEVRY INC.
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)


                                                          June 30,
                                                      1999        1998
                                                   --------    --------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                    $ 31,848    $ 31,881
      Restricted Cash                                20,766      16,875
      Accounts Receivable, Net                       14,217      11,878
      Inventories                                     6,592       5,218
      Deferred Income Taxes                           4,536       1,550
      Prepaid Expenses and Other                        982       2,318
                                                    -------     -------
         Total Current Assets                        78,941      69,720
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           37,833      35,142
      Buildings                                      73,175      62,371
      Equipment                                      92,304      73,039
      Construction In Progress                       12,741       2,541
                                                    -------     -------
                                                    216,053     173,093

      Accumulated Depreciation                      (80,842)    (64,988)
                                                    -------     -------
         Land, Buildings and Equipment, Net         135,211     108,105
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         37,841      37,908
      Perkins Program Fund, Net                       7,375       6,660
      Other Assets                                    1,323       1,499
                                                    -------     -------
         Total Other Assets                          46,539      46,067
                                                    -------     -------
   TOTAL ASSETS                                    $260,691    $223,892
                                                    =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)


                                                          June 30,
                                                      1999        1998
                                                   --------    --------
LIABILITIES:

   Current Liabilities:

      Accounts Payable                             $ 29,080    $ 24,116
      Accrued Salaries, Wages and Benefits           22,339      18,422
      Accrued Expenses                                5,500       8,504
      Advance Tuition Payments                       11,979       9,202
      Deferred Tuition Revenue                        5,145       5,735
                                                    -------     -------
         Total Current Liabilities                   74,043      65,979
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                      -      10,000
      Deferred Income Tax Liability                   2,137       3,612
      Deferred Rent and Other                         9,206       8,045
                                                    -------     -------
         Total Other Liabilities                     11,343      21,657
                                                    -------     -------
   TOTAL LIABILITIES                                 85,386      87,636
                                                    -------     -------
COMMITMENTS & CONTINGENCIES  (Note 8)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 Par Value, 200,000,000
      Shares Authorized,69,305,070 and
      69,414,020 Shares Outstanding
      at June 30, 1999 and 1998, Respectively           694         693
   Additional Paid-in Capital                        60,948      60,608
   Retained Earnings                                113,215      74,385
   Accumulated Other Comprehensive Income               448         570
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       175,305     136,256
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $260,691    $223,892
                                                    =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                      CONSOLIDATED  STATEMENTS  OF  INCOME
               (Dollars in Thousands Except for Per Share Amounts)

                                               For The Year Ended
                                                    June 30,

                                          1999        1998        1997
                                       --------    --------    --------
REVENUES:

   Tuition                             $382,801    $321,029    $280,774
   Other Educational                     36,614      30,877      26,558
   Interest                               1,220       1,565         987
                                        -------     -------     -------
      Total Revenues                    420,635     353,471     308,319
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         236,170     198,273     178,135
   Student Services and
    Administrative Expense              121,055     103,802      87,480
   Interest Expense                         300         913       2,848
                                        -------     -------     -------
      Total Costs and Expenses          357,525     302,988     268,463
                                        -------     -------     -------
Income Before Income Taxes               63,110      50,483      39,856

Income Tax Provision                     24,280      19,759      15,670
                                        -------     -------     -------
NET INCOME                             $ 38,830    $ 30,724    $ 24,186
                                        =======     =======     =======

EARNINGS PER COMMON SHARE
      Basic                               $0.56       $0.44       $0.36
                                        =======     =======     =======
      Diluted                             $0.55       $0.44       $0.35
                                        =======     =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)

                                                 For The Year Ended June 30,
                                                    1999     1998     1997
                                                  -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $38,830  $30,724  $24,186
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                  16,109   12,397    9,676
     Amortization                                   1,675    1,590    1,586
     Provision for Refunds and
      Uncollectible Accounts                       20,284   15,984   16,786
     Deferred Income Taxes                         (4,461)  (1,007)   1,978
     Loss (Gain) on Disposals of Land,
      Buildings and Equipment                          52      331     (116)
     Changes in Assets and Liabilities:
         Restricted Cash                           (3,891)  (4,771)   4,486
         Accounts Receivable                      (22,378) (15,375) (19,257)
         Inventories                               (1,250)    (669)  (1,259)
         Prepaid Expenses And Other                 1,342   (1,299)  (1,746)
         Perkins Program Fund Contribution
          and Other                                   392      342      274
         Accounts Payable                           4,887    1,815    3,442
         Accrued Salaries, Wages,
          Expenses and Benefits                       887    4,895    1,322
         Advance Tuition Payments                   2,777    2,608   (1,023)
         Deferred Tuition Revenue                    (688)      34    2,092
                                                   ------   ------   ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        54,567   47,599   42,427
                                                   ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                            (44,819) (31,845) (28,807)
                                                   ------   ------   ------
  NET CASH USED IN INVESTING ACTIVITIES           (44,819) (31,845) (28,807)
                                                   ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options             341      129      217
  Net Proceeds from Common Stock Offering               -        -   23,583
  Proceeds from Revolving Credit Facility               -    6,000   15,000
  Repayments Under Revolving Credit Facility      (10,000) (29,000) (43,500)
                                                   ------   ------   ------
  NET CASH USED IN FINANCING ACTIVITIES            (9,659) (22,871)  (4,700)

Effects of Exchange Rate Differences                 (122)     133       (3)
                                                   ------   ------   ------
NET(DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS    (33)  (6,984)   8,917

Cash and Cash Equivalents at Beginning
 of Year                                           31,881   38,865   29,948
                                                   ------   ------   ------
Cash and Cash Equivalents at End of Year          $31,848  $31,881  $38,865
                                                   ======   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                      $298     $967   $2,893
  Income Taxes Paid During the Year                27,243   18,940   16,778


The accompanying notes are an integral part of these consolidated financial statements.


                                   DEVRY INC.
              CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                            (Dollars in Thousands)

                            Common Stock
                         -------------------           Accumulated
                                 Additional               Other
                          Amount   Paid-in   Retained  Comprehensive
                         $.01 Par  Capital   Earnings     Income      Total
                         ------------------- --------- ------------- -------
Balance at July 1, 1996     $666    $36,694   $19,487         $440   $57,287

Comprehensive Income:
   Net Income in 1997                          24,186                 24,186
   Foreign Currency
      Translation                                               (3)       (3)
                                                                      ------
Comprehensive Income                                                  24,183
                                                                      ------
Proceeds from public
   offering                   24     23,571                           23,595

Proceeds from exercise
   of stock options                     217                              217

Effect of stock split                             (12)                   (12)
                         ---------------------------------------------------
Balance at June 30, 1997     690     60,482    43,661          437   105,270

Comprehensive Income:
   Net Income in 1998                          30,724                 30,724
   Foreign Currency
      Translation                                              133       133
                                                                      ------
Comprehensive Income                                                  30,857
                                                                      ------
Proceeds from exercise
   of stock options            3        126                              129
                         ---------------------------------------------------
Balance at June 30, 1998     693     60,608    74,385          570   136,256

Comprehensive Income:
   Net Income in 1999                          38,830                 38,830
   Foreign Currency
      Translation                                             (122)     (122)
                                                                      ------
Comprehensive Income                                                  38,708
                                                                      ------
Proceeds from exercise
   of stock options            1        340                              341
                         ---------------------------------------------------
Balance at June 30, 1999    $694    $60,948  $113,215         $448  $175,305
                         ===================================================


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                   Notes to Consolidated Financial Statements




NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
DeVry Inc. (the Company), through its wholly owned subsidiaries, including DeVry University, operates an international system of degree-granting, career-oriented higher-education schools and a leading international training firm. DeVry University is one of the largest regionally accredited higher-education systems in North America. Its DeVry Institutes award associate and bachelor's degrees in electronics, computer information systems, business administration, accounting, technical management and telecommunications management. The DeVry Institutes are located on 13 campuses in the United States and three campuses in Canada. A fourteenth U.S. site is scheduled to open in November 1999. Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management and telecommunications management. Keller Graduate School classes are offered at 31 locations in Arizona, California, Florida, Georgia, Illinois, Indiana, Missouri, Virginia and Wisconsin.
 Several additional locations are scheduled to open in fiscal 2000. Through its Center for Corporate Education division, Keller Graduate School offers on-site management and technical training programs for larger corporations and government agencies. Becker CPA Review (Becker CPA) is the leading international training firm preparing students to pass the Certified Public Accountant (CPA) and Certified Management Accountant (CMA) examinations. Currently, the CPA exam review course is offered at approximately 190 locations worldwide.


Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Becker CPA accounts are consolidated based on an April 30 fiscal year end, which is its natural year end based on its business cycle. There were no events occurring at Becker CPA during the intervening period before June 30 that materially affected the financial position or results of operations of the Company. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

Cash and Cash Equivalents
Cash and cash equivalents can include time deposits, commercial paper, municipal bonds and bankers acceptances with maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature.
The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution. The Company periodically evaluates the credit-worthiness of the security issuers and financial institutions with which it invests.

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

A significant portion of revenues is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the United States and state governments under various student aid grant and loan programs. The cash is held in separate bank accounts and does not become available for general use by the Company until the financial aid is credited to the accounts of students and the cash is transferred to an operating cash account.

Revenue Recognition
Tuition revenue and provisions for refunds and uncollectible accounts are recognized ratably over each of the academic terms in a fiscal year. The provisions for refunds and uncollectible accounts are included in the cost of educational services in the Consolidated Statements of Income. Related reserves are $6,484,000 and $4,720,000 at June 30, 1999 and 1998, respectively. Textbook sales and other educational product sales and revenues are recognized when they occur. Revenue from training services is recognized when the training is provided.

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

Intangible Assets
Intangible assets relate mainly to acquired business operations. These assets consist of the purchase prices allocated to the estimated fair value of certain assets acquired (Note 2). Amortization is computed using the straight line method over the assets' estimated useful lives, generally 25 years.

The Company expenses all marketing and new school opening costs as incurred.

Perkins Program Fund
The Company makes contributions to the Perkins Student Loan Fund at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values net of allowances for losses on loan collections of $2,080,000 and $1,879,000 at June 30, 1999 and 1998, respectively.

Fair Value of Financial Instruments
The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for borrowings under the revolving loan agreement approximates fair value because the underlying instruments are variable-rate notes.

Foreign Currency Translation
The financial position and results of operations of the Company's foreign subsidiary and other foreign operations are measured using local currencies as the functional currencies. Assets and liabilities of the foreign subsidiary and other foreign operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of shareholders' equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended June 30, 1999, 1998 and 1997, were not material.

Income Taxes
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law.

Earnings Per Common Share
The Company adopted the Financial Accounting Standards Board (FASB)
Statement No. 128, "Earnings Per Share" ("SFAS 128"), in the second quarter of fiscal 1998. All prior period earnings per share data have been restated to conform with the provisions of SFAS 128. Under this statement, basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving retroactive effect to stock splits (Note 6). Shares used in this computation were 69,361,000, 69,139,000 and 67,135,000 in 1999,
1998 and 1997, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation, after giving retroactive effect to stock splits (Note 6), were 70,454,000, 70,144,000 and 68,170,000 in 1999, 1998 and 1997, respectively.

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

Stock-based Compensation
The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"),for the years ended June 30, 1999, 1998 and 1997, in Note 6.

Comprehensive Income
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), as of July 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item that meets the definition for adjustment to arrive at comprehensive income is the change in cumulative translation adjustment. Changes in cumulative translation adjustment are included in the Consolidated Statements of Shareholders' Equity.


NOTE 2: INTANGIBLE  ASSETS

Intangible assets that were not yet fully amortized at June 30 consist of the following:

                                            1999            1998
                                         -----------     -----------
Trademarks                                $2,521,000      $2,521,000
Trade Names                               17,465,000      17,465,000
Intellectual Property                     17,425,000      17,425,000
Goodwill and Other                         5,758,000       4,178,000
                                         -----------     -----------
                                          43,169,000      41,589,000
Accumulated Amortization                  (5,328,000)     (3,681,000)
                                         -----------     -----------
                                         $37,841,000     $37,908,000
                                         ===========     ===========

NOTE 3: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                      For the Year Ended June 30,
                                ---------------------------------------
                                   1999          1998          1997
                                ---------------------------------------
    U.S.                        $69,973,000   $56,091,000   $44,731,000
    Foreign                      (6,863,000)   (5,608,000)   (4,875,000)
                                ---------------------------------------
    Total                       $63,110,000   $50,483,000   $39,856,000
                                =======================================

The net income tax provisions (benefits) related to the above results are as follows:

                                      For the Year Ended June 30,
                                ---------------------------------------
                                   1999          1998          1997
                                ---------------------------------------
Current Tax Provision:
    U.S. Federal                $24,134,000   $17,643,000   $12,575,000
    State and Local               4,607,000     3,123,000     2,412,000
    Foreign                               -             -    (1,295,000)
                                ---------------------------------------
       Total Current             28,741,000    20,766,000    13,692,000
Deferred Tax Provision:
    U.S. Federal                 (1,431,000)    1,038,000     1,982,000
    State and Local              (1,769,000)      198,000       455,000
    Foreign                      (1,261,000)   (2,243,000)     (459,000)
                                ---------------------------------------
       Total Deferred            (4,461,000)   (1,007,000)    1,978,000
                                ---------------------------------------
Net Income Tax Provision        $24,280,000   $19,759,000   $15,670,000
                                =======================================

The income tax provisions differ from those computed using the statutory United States federal rate as a result of the following items:

                                                 For the Year Ended June 30,
                              ------------------------------------------------------------
                                    1999                 1998                 1997
                              ------------------------------------------------------------
 Expected Provision          $22,089,000  35.0%   $17,669,000  35.0%   $13,950,000  35.0%
 (Higher) Lower Rates
  on Foreign Operations         (318,000) (0.5%)     (262,000) (0.5%)      (48,000) (0.1%)
 State Income Taxes            2,372,000   3.8%     2,108,000   4.1%     1,864,000   4.7%
 Other                           137,000   0.2%       244,000   0.5%       (96,000) (0.3%)
                              ------------------------------------------------------------
 Income Tax Provision        $24,280,000  38.5%   $19,759,000  39.1%   $15,670,000  39.3%
                              ============================================================


Deferred income tax assets (liabilities) result primarily from the recognition of the tax benefits of net operating loss carryforwards and from temporary differences in the recognition of various expenses for tax and financial statement purposes. These assets and liabilities are composed of the following:

                                      For the Year Ended June 30,
                                ---------------------------------------
                                   1999          1998          1997
                                ---------------------------------------
Loss Carryforwards              $4,427,000    $1,476,000    $        -
Employee Benefits                2,388,000     1,734,000     1,785,000
Rental and Occupancy                     -       362,000       607,000
Receivable Reserves and
 Other                           2,148,000     2,170,000     2,472,000
                                ---------------------------------------
Gross Deferred Tax Assets        8,963,000     5,742,000     4,864,000

Depreciation and Other          (3,290,000)   (5,356,000)   (5,419,000)
Amortization                    (3,274,000)   (2,448,000)   (2,514,000)
                                ---------------------------------------
Gross Deferred Tax Liabilities  (6,564,000)   (7,804,000)   (7,933,000)
                                ---------------------------------------
    Net Deferred Taxes          $2,399,000   ($2,062,000)  ($3,069,000)
                                =======================================

Based on the Company's expectations for future operating earnings, management believes that, more likely than not, operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets.

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:

                                      For the Year Ended June 30,
                                ---------------------------------------
                                    1999          1998          1997
                                ---------------------------------------
Recognition of Operating
  Loss Carryforwards            ($2,951,000)  ($1,476,000)   $       -
Excess (Tax) Book
  Depreciation and
  Amortization                   (1,241,000)     (129,000)    1,920,000
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes          (269,000)      598,000        58,000
                                ---------------------------------------
Deferred Tax Provision          ($4,461,000)  ($1,007,000)   $1,978,000
                                =======================================

The Company has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending
June 30, 2008.

NOTE 4: REVOLVING  LOAN  AGREEMENT

All of the Company's borrowings and letters of credit under its revolving loan agreement are through DeVry University. This agreement consists of a revolving credit facility in an aggregate amount not to exceed $85,000,000. This agreement was amended in June 1997 to permit increased annual capital expenditures in conjunction with the Company's expansion plans. A second amendment to the agreement, in March 1998, extended its term and expanded the range of acquisitions or investments allowed within the terms of the agreement. The agreement was amended again in May 1999 to extend its term. All borrowings and letters of credit under the revolving loan agreement mature in August 2001, and no installment payments are required. There were no outstanding borrowings under the revolving loan agreement at June 30, 1999. Outstanding borrowings were $10,000,000 at June 30, 1998. Letters of credit outstanding under this agreement were $422,000 and $1,440,000 at June 30, 1999 and 1998, respectively. As of June 30, 1999, outstanding borrowings under the revolving loan agreement bear interest, payable quarterly, at either the prime rate or a Eurodollar rate plus 0.35%, at the option of the Company. Outstanding letters of credit under the revolving loan agreement are charged an annual fee equal to 0.35% of the undrawn face amount of the letter of credit, payable quarterly. Both interest rate and letter of credit fees are adjustable quarterly, based upon the Company's achievement of certain financial ratios.

The bank financing agreement contains certain covenants that, among other things, limit annual capital expenditures and require maintenance of certain financial ratios as defined in the agreement. None of these covenants negatively impacts the Company's liquidity or capital resources.

On July 1, 1999, the Company borrowed $40,000,000 under the revolving loan agreement in conjunction with the acquisitions described in Note 10.

NOTE 5:  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
All employees who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 1.5% of the total eligible compensation of employees who make contributions under the plan. Matching contributions under the plan were approximately $1,275,000, $1,183,000 and $1,115,000 in 1999, 1998 and 1997,
respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $3,210,000, $2,173,000 and $2,165,000 in 1999,
1998 and 1997, respectively.

Employee Stock Purchase Plan
Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 1999, 1998 and 1997.

NOTE 6: SHAREHOLDERS' EQUITY

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

At June 30, 1999, 2,570,265 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

A summary of activity under the stock option plans is as follows:

                                                        Options Outstanding
                                                     -------------------------
                                                                      Weighted
                                           Shares                      Average
                                         Available     Number         Exercise
                                         for Grant   Outstanding         Price
                                         -----------------------     ---------
Balance at June 30, 1996                  1,700,100    1,423,040         $3.01
 Options Granted                           (313,000)     313,000        $11.54
 Options Exercised                                -     (121,500)        $1.79
 Options Canceled                            29,600      (29,600)        $5.95
                                         -----------------------
Balance at June 30, 1997                  1,416,700    1,584,940         $4.73
 Options Granted                           (311,848)     311,848        $14.44
 Options Exercised                                -     (315,160)        $1.36
 Options Canceled                             9,240       (9,240)        $9.45
                                         -----------------------
Balance at June 30, 1998                  1,114,092    1,572,388         $7.31
 Options Granted                           (608,208)     608,208        $21.33
 Options Exercised                                -     (116,215)        $4.51
 Options Canceled                            66,815      (66,815)       $16.48
                                         -----------------------
Balance at June 30, 1999                    572,699    1,997,566        $11.43
                                         =======================

A summary of outstanding and exercisable stock options as of June 30, 1999, is as follows:

                       Options Outstanding              Options Exercisable
                 ---------------------------------    ------------------------
                               Weighted
                                Average    Weighted                   Weighted
    Range of                  Remaining     Average                    Average
    Exercise     Number of  Contractual    Exercise    Number of      Exercise
     Prices         Shares         Life       Price       Shares         Price
 -----------------------------------------------------------------------------
 $0.88-3.24        368,490         4.54       $2.95      302,090         $2.88

 $3.28-6.28        490,360         5.35       $4.39      402,680         $4.16

 $11.19-14.59      562,348         7.68      $13.00      180,590        $12.54

 $16.19-20.94      411,118         9.07      $20.91        1,325        $19.37

 $22.25-27.56      165,250         9.14      $22.36            -             -
                --------------------------------------------------------------
 $0.88-27.56     1,997,566         6.93      $11.43      886,685         $5.45
                ==============================================================

Pro Forma Disclosure
As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards. Under APB Opinion No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the common stock options awarded is equal to the fair market value of the underlying security on the date of the grant.

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

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 1999, 1998 and 1997 was $9.98, $7.76 and $6.29 per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:


                                    1999        1998         1997
                                  ------      ------       ------
 Expected Life (in Years)          5.90        8.00         8.10
 Expected Volatility              39.70%      36.00%       34.59%
 Risk-free Interest Rate           5.46%       6.08%        6.80%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 1999, 1998 and 1997 (dollars in thousands except for per share amounts):

                                               1999       1998       1997
                                            -------    -------    -------
 Net Income as Reported                     $38,830    $30,724    $24,186
 Pro Forma Net Income                       $37,569    $30,147    $23,885

 Diluted Earnings Per Common Share
    as Reported                               $0.55      $0.44      $0.35
 Pro Forma Diluted Earnings
    Per Common Share                          $0.53      $0.43      $0.35

The pro forma effect on net income and earnings per common share for 1999, 1998 and 1997 is not necessarily representative of the pro forma effect on net income in future years because it is not required to take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

DeVry University and Becker CPA lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 1999, are as follows:

         Year Ended
         June 30,                       Amount
         ---------                  --------------
             2000                     $15,990,000
             2001                      17,200,000
             2002                      17,950,000
             2003                      15,370,000
             2004                      14,210,000
          Thereafter                   82,440,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 1999, 1998 and 1997, were $20,690,000, $18,995,000 and $15,990,000, respectively.

The Company is subject to occasional lawsuits, investigations and
claims arising in the normal conduct of its business.   Neither
the Company nor any of its subsidiaries is currently a party to any material legal action.

During 1996, the Ontario Ministry of Education and Training temporarily suspended, and later conditionally reinstated, the processing of financial aid applications for students attending the Company's Toronto-area schools. In 1999, the Company obtained full unconditional reinstatement as a participant in the Province's student financial aid programs.

NOTE 8:  SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report certain information about operating segments in the financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company's operations are aggregated into a single reportable segment based upon their similar economic and operating characteristics. The Company's educational operations are conducted in similar markets and produce similar economic results. These operations provide post-secondary education, primarily in an instructor-led classroom setting, to a similar class of learners. The Company's operations are also subject to a similar regulatory environment, which includes licensing and accreditation.

The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 10% of total revenues for the year ended June 30, 1999. Revenues and long-lived assets by geographic area are as follows:

                                            For the Year Ended June 30,
                                  --------------------------------------------
                                         1999            1998            1997
                                  --------------------------------------------
Revenues:
  Domestic Operations             $399,412,000    $332,405,000    $287,190,000
  International Operations          21,223,000      21,066,000      21,129,000
                                  --------------------------------------------
  Consolidated                    $420,635,000    $353,471,000    $308,319,000
                                  ============================================
Long-lived Assets:
  Domestic Operations             $175,474,000    $149,661,000    $131,482,000
  International Operations           6,276,000       4,511,000       4,705,000
                                  --------------------------------------------
  Consolidated                    $181,750,000    $154,172,000    $136,187,000
                                  ============================================

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 9:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 1999 and 1998, are as follows (dollars in thousands, except for per share amounts):

1999                                         Quarter
----                           ------------------------------------     Total
                               First     Second    Third     Fourth      Year
                               ------------------------------------------------
Revenues                       $93,858  $107,813  $110,234  $108,730   $420,635
Income Before Interest
 and Taxes                      12,965    16,950    17,178    16,317     63,410
Net Income                       7,818    10,299    10,623    10,090     38,830
Earnings Per Common Share
     Basic                        0.11      0.15      0.15      0.15       0.56
     Diluted                      0.11      0.15      0.15      0.14       0.55


1998                                         Quarter
----                           ------------------------------------     Total
                               First     Second    Third     Fourth      Year
                               ------------------------------------------------
Revenues                       $80,421   $90,342   $92,854   $89,854   $353,471
Income Before Interest
 and Taxes                      10,696    13,923    14,089    12,688     51,396
Net Income                       6,279     8,347     8,437     7,661     30,724
Earnings Per Common Share
     Basic                        0.09      0.12      0.12      0.11       0.44
     Diluted                      0.09      0.12      0.12      0.11       0.44

NOTE 10: SUBSEQUENT EVENTS

On July 1, 1999, the Company acquired substantially all of the tangible operating assets, trademarks and trade names and assumed certain liabilities of the Denver Technical College ("DTC"). These assets were purchased, for cash, from Educational Development Corporation and its stockholders. On this same date, the Company acquired certain land and buildings used by DTC from Niagara Limited Partnership for cash. DTC is one of the largest technical colleges in Colorado. The college offers undergraduate and post-graduate degree programs in electronics, computer technology, business and medical technology at campuses in Denver and Colorado Springs.

On July 2, 1999, Becker CPA acquired certain tangible operating assets, trademarks and trade names of Conviser Duffy CPA Review Course ("Conviser Duffy"). These assets were purchased, for cash, from a unit of Harcourt General, Inc. Conviser Duffy is a nationally known training firm preparing students to pass the CPA exam.

Funding for the above acquisitions was obtained through borrowings under the Company's revolving credit facility (Note 4).

The acquisitions will be accounted for under the purchase method of accounting. Accordingly, the purchase prices will be allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The intangible assets will be amortized using the straight line method over a 25-year period for financial reporting purposes and will be deducted for tax reporting purposes over shorter statutory lives.

Report of Independent Accountants

To the Board of Directors
Of Shareholders of DeVry Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Chicago, Illinois
August 2, 1999

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------
There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III
                                 --------

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999, and is incorporated herein by reference. Information regarding executive officers is included on pages 50 through 54 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings will be included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 1999, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999, and is incorporated herein by reference.

ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 1999, and is incorporated herein by reference.

                                 PART  IV
                                 --------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)  The following documents are filed as part of this report:

     (1)  Financial  Statements
     The required financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 66 through 89 of this Form 10-K.

     (2)  Supplemental Financial Statement Schedules
     The required supplemental schedule of the Company and its subsidiaries is included on Part II, Item 8 on page 96 of this Form 10-K.

     (3)  Exhibits
     A complete listing of exhibits is included on pages 97 through 99 of this Form 10-K.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of its fiscal year ending June 30, 1999.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)


YEAR ENDED JUNE 30,                              1999      1998      1997      1996      1995
------------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                     $420,635  $353,471  $308,319  $260,007  $228,593
  Depreciation                                   16,109    12,397     9,676     7,516     6,157
  Amortization of Intangible Assets               1,675     1,590     1,586        63        63
  Earnings Before Interest and Taxes (EBIT)      63,410    51,396    42,704    33,761    28,829
  EBIT as a Percent of Revenues                    15.1%     14.5%     13.9%     13.0%     12.6%
  Interest Expense                                  300       913     2,848     1,063     3,070
  Net Income                                     38,830    30,724    24,186    19,245    14,896
  Change from Prior Year in Net Income             26.4%     27.0%     25.7%     29.2%     21.8%
  Diluted Earnings Per Common Share (EPS)          0.55      0.44      0.35      0.29      0.22
  Shares Used in Calculating Diluted EPS
   (In Thousands)                                70,454    70,144    68,170    67,322    66,908
FINANCIAL POSITION:
  Cash and Cash Equivalents                      31,848    31,881    38,865    29,948    26,252
  Total Assets                                  260,691   223,892   208,652   178,089   126,671
  Total Funded Debt                                  -     10,000    33,000    61,500    33,029
  Total Shareholders' Equity                    175,305   136,256   105,270    57,287    37,968
OTHER SELECTED DATA:
  Cash Provided by Operating Activities          54,567    47,599    42,427    28,368    28,200
  Capital Expenditures                           44,819    31,845    28,807    18,352    14,551
  Total DeVry and Keller Fall Term
      Student Enrollment                         43,458    38,031    34,596    32,612    29,884
  Number of DeVry Institutes                         16        15        14        13        13
  Number of Keller Centers                           31        26        20        18        17
  Shares Outstanding at Year-end
      (in Thousands)                             69,414    69,305    69,008    66,488    66,454
  Closing Price of Common Stock
      at Year-end                                22 3/8  21 15/16    13 1/2    11 1/4         5
  Price Earnings Ratio on Common Stock<FN1>     41        50        39        39        23

<FN1>Computed on trailing four quarters of earnings per common share.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVRY INC.



 Date: September 24, 1999               By /s/Dennis J. Keller
                                           -------------------
                                           Dennis J. Keller
                                           Chairman and Chief
                                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                     Title                              Date
---------                     -----                              ----


/s/Dennis J. Keller
-------------------
Dennis J. Keller              Chairman, Chief Executive
                              Officer and Director               9/24/99


/s/Ronald L. Taylor
-------------------
Ronald L. Taylor              President, Chief Operating
                              Officer and Director               9/24/99


/s/Norman M. Levine
-------------------
Norman M. Levine              Vice President, Chief
                              Financial Officer, Controller
                              and Principal Accounting Officer   9/24/99


/s/Ewen M. Akin
---------------
Ewen M. Akin                  Director                           9/14/99



/s/Charles A. Bowsher
---------------------
Charles A. Bowsher            Director                           9/10/99

Signature                     Title                              Date
---------                     -----                              ----


/s/David S. Brown
-----------------
David S. Brown                Director                           9/9/99



/s/Robert E. King
-----------------
Robert E. King                Director                           9/2/99



/s/Frederick A. Krehbiel
------------------------
Frederick A. Krehbiel         Director                           9/13/99



/s/Thurston E. Manning
----------------------
Thurston E. Manning           Director                           9/10/99




/s/Robert C. McCormack
----------------------
Robert C. McCormack           Director                           9/16/99



/s/Julie A. McGee
-----------------
Julie A. McGee                Director                           9/23/99



/s/Hugo J. Melvoin
------------------
Hugo J. Melvoin               Director                           9/17/99

                                  DEVRY INC.

                                 SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the Years Ended June 30, 1999, 1998 and 1997
                           (Dollars in Thousands)


                                         Balance at    Charged to   Charged to                Balance at
Description of Allowances                Beginning     Costs and       Other     Deductions     End of
and Reserves                             of Period      Expenses     Accounts       <FN1>       Period
---------------------------------------------------------------------------------------------------------
1999
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts      $4,720       $19,827             -     $18,063       $6,484

Deducted from notes receivable for
 uncollectible notes                             42             5             -          43            4

For loss on disposition of inventory             65            47             -          23           89

For loss on DeVry capital contributions
 to Perkins loan program                      1,879           201             -            -       2,080

1998
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts      $5,956       $15,819             -     $17,055       $4,720

Deducted from notes receivable for
 uncollectible notes                             50              -            -           8           42

For loss on disposition of inventory             63            10             -           8           65

For loss on DeVry capital contributions
 to Perkins loan program                      1,714           165             -            -       1,879

1997
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts      $6,603       $16,592             -     $17,239       $5,956

Deducted from notes receivable for
 uncollectible notes                             15            36             -           1           50

For loss on disposition of inventory             61            38             -          36           63

For loss on DeVry capital contributions
 to Perkins loan program                      1,547           167             -            -       1,714


<FN1>Write-offs of uncollectible amounts or inventory.

                              INDEX TO EXHIBITS



Exhibit                                Sequentially          Incorporated by
Number           Exhibit               Numbered Page          Reference to


2(a)    Agreement regarding purchase                        Exhibit 2 to the
        of Becker CPA assets dated                          Company's Form 8-K
        as of June 19, 1996                                 filed July 3, 1996

2(b)    Agreements regarding                                Exhibit 2 to the
        purchase of Denver Technical                        Company's Form 8-K
        College assets dated as of                          filed July 16, 1999
        July 1, 1999

3(a)    Certificate of Amendment of                         Exhibit 3(a) to the
        Restated Certificate of                             Company's Form 10-K
        Incorporation of the                                for the year ended
        Registrant                                          June 30, 1995

3(b)    Certificate of Amendment of                         Exhibit 3.1 to the
        Restated Certificate of                             Company's Form S-3
        Incorporation of the                                #333-22457 dated
        Registrant                                          February 27, 1997

3(c)    Amended and Restated By-Laws                        Exhibit 3(d) to
        of the Registrant                                   Amendment #1 of the
                                                            Company's Form S-1
                                                            #33-40151 dated
                                                            July 21, 1991

4(a)    Amended and Restated                                Exhibit 4(c) to the
        Financing Agreement, dated                          Company's Form 10-K
        as of June 12, 1996, between                        for the year ended
        Keller Graduate School of                           June 30, 1996
        Management, Inc., certain
        financial institutions and
        Bank of America Illinois

4(b)    First Amendment, dated as of                        Exhibit 4(d) to the
        June 6, 1997, to Amended and                        Company's Form 10-K
        Restated Financing Agreement                        for the year ended
        between Keller Graduate                             June 30, 1997
        School of Management, Inc.,
        certain financial
        institutions and Bank of
        America Illinois.

Exhibit                                Sequentially          Incorporated by
Number           Exhibit               Numbered Page          Reference to


4(c)    Second Amendment, dated as                          Exhibit 4(e) to the
        of March 23, 1998 to Amended                        Company's Form 10-K
        and Restated Financing                              for the year ended
        Agreement between Keller                            June 30, 1998
        Graduate School of
        Management, Inc., certain
        financial institutions and
        Bank of America National
        Trust and Savings
        Association.

4(d)    Third Amendment dated as of
        May 11, 1999 to Amended and
        Restated Financing Agreement
        between Keller Graduate
        School of Management, Inc.,
        certain financial
        institutions and Bank of
        America National Trust and
        Savings Association.               100-103

10(a)   Registrant's Amended and                            Exhibit 10.1 to the
        Restated Stock Incentive                            Company's Form S-3,
        Plan                                                #333-22457 dated
                                                            February 27, 1997

10(b)  Registrant's 1991 Stock                              Exhibit 10.3 to the
       Incentive Plan                                       Company's Form S-3
                                                            #333-22457 dated
                                                            February 27, 1997

10(c)  Registrant's 1994 Stock                              Exhibit 10.2 to the
       Incentive Plan                                       Company's Form S-3
                                                            #333-22457 dated
                                                            February 27, 1997

10(d)  DeVry Inc. Amended and                               Exhibit 10(d) to the
       Restated Profit Sharing                              Company's Form 10-K
       Retirement Plan dated                                for the year ended
       effective as of July 1, 1992                         June 30, 1996


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

10(i)  Employee Stock Purchase Plan                         Exhibit 10(f) to
                                                            the Company's Form
                                                            S-3, #33-58636
                                                            dated February 22,
                                                            1993

10(j)  First Amendment to Employee                          Exhibit 10(h) to
       Stock Purchase Plan                                  the Company's Form
                                                            10-K for the year
                                                            ended June 30, 1994

10(k)  Deferred Compensation Plan          104-123


10(l)  Form of Indemnification                              Exhibit 10(d) to
       Agreement between the                                the Company's Form
       Registrant and its directors                         S-1, #33-40151
                                                            dated April 24,
                                                            1991

10(m)  Employment Agreement between                         Exhibit 10(f) to
       the registrant and each of                           the Company's Form
       Dennis J. Keller and Ronald                          10-K for the year
       L. Taylor                                            ended June 30, 1991

21     Subsidiaries of the
       Registrant                          124

23     Consent of Pricewaterhouse-
       Coopers LLP, independent
       accountants                         125

27     Financial Data Schedule             126