Form 10-Q
period 1999-09-30
DEVRY INC
filed 1999-11-05
CIK 730464

                                 FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                         _______________________



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999


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

                                YES   X


  Number of shares of Common Stock, $0.01 par value, outstanding at October 29,
  1999:   69,441,740





   Total number of pages:   12

                                    DeVRY INC.

                                 FORM 10-Q INDEX
                     For the Quarter ended September 30, 1999

                                                             Page No.


  PART I.   Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheets at
       September 30, 1999, June 30, 1999,
       and September 30, 1998                                  3-4

     Consolidated Statements of Income
       for the quarter ended
       September 30, 1999, and 1998                              5

     Consolidated Statements of Cash
       Flows for the quarter ended
       September 30, 1999, and 1998                              6

     Notes to Consolidated Financial
       Statements                                                7

   Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                               8-10


  Part II.  Other Information

   Item 5. Other Information                                     11

   Item 6. Exhibits and Reports on Form 8-K                      11


  SIGNATURES                                                     12

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      1999         1999         1998
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $34,871      $31,848      $24,331
    Restricted Cash                   26,193       20,766       24,643
    Accounts Receivable, Net          41,324       14,217       29,914
    Inventories                        4,765        6,592        3,570
    Deferred Income Taxes              4,536        4,536        1,550
    Prepaid Expenses and Other         2,614          982        1,351
                                   ----------   ----------   ----------
       Total Current Assets          114,303       78,941       85,359
                                   ----------   ----------   ----------
  Land, Buildings and Equipment

    Land                              38,419       37,833       35,297
    Buildings                         78,595       73,175       64,405
    Equipment                         99,455       92,304       76,985
    Construction In Progress          16,248       12,741        6,614
                                   ----------   ----------   ----------
                                     232,717      216,053      183,301

    Accumulated Depreciation         (85,456)     (80,842)     (68,003)
                                   ----------   ----------   ----------
       Land, Buildings and
         Equipment, Net              147,261      135,211      115,298
                                   ----------   ----------   ----------
  Other Assets

    Intangible Assets, Net            75,872       37,841       37,500
    Perkins Program Fund, Net          7,375        7,375        6,813
    Other Assets                       1,517        1,323        1,446
                                   ----------   ----------   ----------
       Total Other Assets             84,764       46,539       45,759
                                   ----------   ----------   ----------
TOTAL ASSETS                        $346,328     $260,691     $246,416
                                   ==========   ==========   ==========






The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      1999         1999         1998
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $26,033      $29,080      $16,303
    Accrued Salaries, Wages &
      Benefits                        22,677       22,339       18,677
    Accrued Expenses                  15,398        5,500       12,504
    Advance Tuition Payments           8,656       11,979        5,727
    Deferred Tuition Revenue          45,233        5,145       36,333
                                   ----------   ----------   ----------
       Total Current Liabilities     117,997       74,043       89,544
                                   ----------   ----------   ----------
  Other Liabilities

    Revolving Loan                    29,000             -            -
    Deferred Income Tax Liability      2,137        2,137        3,695
    Deferred Rent and Other           11,927        9,206        8,867
                                   ----------   ----------   ----------
       Total Other Liabilities        43,064       11,343       12,562
                                   ----------   ----------   ----------
TOTAL LIABILITIES                    161,061       85,386      102,106
                                   ----------   ----------   ----------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,432,273, 69,414,020  and
    69,320,520, Shares Issued and
    Outstanding at September 30,
    1999, June 30, 1999 and
    September 30, 1998,
    Respectively                         695          694          693
  Additional Paid-in Capital          61,015       60,948       60,646
  Retained Earnings                  123,122      113,215       82,201
  Accumulated Other Comprehensive
    Income                               435          448          770
                                   ----------   ----------   ----------
TOTAL SHAREHOLDERS' EQUITY           185,267      175,305      144,310
                                   ----------   ----------   ----------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $346,328     $260,691     $246,416
                                   ==========   ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                       CONSOLIDATED  STATEMENTS  OF  INCOME
                (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)

                                       For The Quarter Ended
                                           September 30,

                                          1999        1998
                                        --------    --------
REVENUES:

   Tuition                             $106,863    $ 84,753
   Other Educational                     11,115       8,868
   Interest                                 304         237
                                        -------     -------
      Total Revenues                    118,282      93,858
                                        -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services          71,227      56,586
   Student Services and
    Administrative Expense               30,266      24,307
   Interest Expense                         574         170
                                        -------     -------
      Total Costs and Expenses          102,067      81,063
                                        -------     -------
Income Before Income Taxes               16,215      12,795

Income Tax Provision                      6,308       4,977
                                        -------     -------
NET INCOME                             $  9,907    $  7,818
                                        =======     =======

EARNINGS PER COMMON SHARE
   Basic                                  $0.14       $0.11
                                        =======     =======
   Diluted                                $0.14       $0.11
                                        =======     =======



The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                      For The Quarter
                                                     Ended September 30,
                                                       1999       1998
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $9,907     $7,818
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      4,608      3,338
     Amortization                                        915        415
     Provision for Refunds and
      Uncollectible Accounts                           6,009      4,897
     Deferred Income Taxes                                 -         83
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                       32        191
     Changes in Assets and Liabilities:
         Restricted Cash                              (5,282)    (7,768)
         Accounts Receivable                         (32,691)   (22,890)
         Inventories                                   1,910      1,648
         Prepaid Expenses And Other                     (522)       703
         Perkins Program Fund Contribution
          and Other                                       -        (196)
         Accounts Payable                             (5,343)    (7,813)
         Accrued Salaries, Wages,
          Expenses and Benefits                        9,614      5,387
         Advance Tuition Payments                     (4,772)    (3,475)
         Deferred Tuition Revenue                     40,088     30,598
                                                      ------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           24,473     12,936
                                                      ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                               (12,319)   (10,722)
  Payments for Purchases of Businesses, Net
    of Cash Acquired                                 (38,186)         -
                                                      ------     ------
  NET CASH USED IN INVESTING ACTIVITIES:             (50,505)   (10,722)
                                                      ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 68         36
  Proceeds From Revolving Credit Facility             40,000          -
  Repayments Under Revolving Credit Facility         (11,000)   (10,000)
                                                      ------     ------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES 29,068     (9,964)

Effects of Exchange Rate Differences                     (13)       200
                                                      ------     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   3,023     (7,550)

Cash and Cash Equivalents at Beginning
 of Period                                            31,848     31,881
                                                      ------     ------
Cash and Cash Equivalents at End of Period           $34,871    $24,331
                                                      ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                       $490       $116
  Income Taxes Paid During the Period, Net               286         11

The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                 Notes to Consolidated Financial Statements
                  For the Quarter Ended September 30, 1999

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 1999.

         The results of operations for the three months ended September 30, 1999, are not necessarily indicative of results to be expected for the entire fiscal year.

    2. Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item that meets the definition for adjustment to arrive at comprehensive income is the change in cumulative translation adjustment. This amount was immaterial for the quarter ended September 30, 1999.

    3. On July 1, 1999, the Company acquired substantially all of the tangible operating assets, trademarks and trade names and assumed certain liabilities of the Denver Technical College ("DTC"). These assets were purchased, for cash, from Educational Development Corporation and its stockholders. On this same date, the Company acquired certain land and buildings used by DTC from Niagara Limited Partnership for cash. DTC is one of the largest technical colleges in Colorado. The college offers undergraduate and post-graduate degree programs in electronics, computer technology, business and medical technology at campuses in Denver and Colorado Springs.

         On July 2, 1999, Becker CPA acquired certain tangible operating assets, trademarks and trade names of Conviser Duffy CPA Review Course ("Conviser Duffy"). These assets were purchased, for cash, from a unit of Harcourt General, Inc. Conviser Duffy is a nationally known training firm preparing students to pass the CPA exam.

         Funding for the above acquisitions was obtained through borrowings under the Company's revolving credit facility.

         The acquisitions are accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The amounts recorded relating to the acquisitions are currently subject to adjustment as the Company has not yet completed the final allocation of the purchase prices. The intangible assets, consisting primarily of goodwill, are being amortized using the straight line method over a 25-year period for financial reporting purposes and will be deducted for tax reporting purposes over shorter statutory lives.

    4. In July and August 1999, the Company granted options to purchase up to 232,000 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition

Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainty that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the Company's SEC filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the
Securities and Exchange Commission

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, as filed with the Securities and Exchange Commission. All references to per share amounts have been restated to reflect the June 19, 1998, two-for-one stock split.

Because of the somewhat seasonal pattern of the Company's enrollments and its term starting dates, which affect the results of operations and the timing of cash inflows, the Company's management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding period in the preceding year. Because of the seasonality of student enrollments, the Company's second and third quarters have historically represented the periods of highest revenues and net income within a fiscal year.


Results of Operations
---------------------
Tuition revenues for the first quarter increased by $22.1 million, or 26.1%, compared to the first quarter of last year. The increase in tuition revenue was produced by several positive factors. Enrollments at the Company's undergraduate schools increased by 15.9% from last summer. This was the 26th consecutive term that exceeds prior-year results in total student enrollment. The total student enrollment includes DeVry Institutes and the newly acquired Denver Technical College. Also contributing to the enrollment and revenue growth was the opening of a DeVry Institute campus in New York last November for which there was no enrollment or revenue in the summer quarter a year ago. At Keller Graduate School, enrollment for the term which began in June increased by 19.9% from last
June. Compared to June of last year, Keller conducted classes in five new sites, bringing the total to 31, including the distance education program. Tuition increases approximating 5-6% were implemented by both DeVry
Institutes and Keller during the past year, contributing further to the tuition revenue growth. Another contribution to the revenue growth came from increased enrollments in the Becker CPA review course and the July acquisition of the Conviser Duffy CPA Review course, bringing to approximately 30,000 the number of students enrolling annually.

Other Educational Revenues, composed primarily of sales of books and supplies, increased because of sales to the increased number of students attending the Company's educational programs. Sales of the Becker CPA Review course on CD-ROM, which are included in this revenue category, continued their increase from the prior year.

Interest income on the Company's short-term investments increased slightly from the first quarter of last year, reflecting higher cash balances which were held through most of the quarter as a result of higher cash flow from operations this year than last.

Cost of Educational Services increased by $14.6 million, or 25.9%, from the first quarter of last year. The increase reflects the instructional costs associated with the acquisitions of Denver Technical College and Conviser
Duffy as well as the cost of additional facilities, faculty, staff, service and supply costs associated with the new DeVry Institute and Keller Graduate
School sites. Increased enrollments at the previously existing sites also caused spending at these locations to increase.

Depreciation expense, included in the Cost of Educational Services, increased by nearly $1.3 million from last year. This increase reflects the record investment last year, continuing into the first quarter, for the expansion and upgrading of facilities and teaching equipment throughout the system.

Student Services and Administrative Expense increased by almost $6.0 million, or 24.5%, from the first quarter of last year. This increase reflects the marketing and administrative costs associated with the acquired operations and the marketing costs associated with student recruitment for the Company's new teaching sites, including the West Hills, California, DeVry Institute campus which opens in November.

Amortization expense of intangible assets, which is included in the Student Services and Administrative Expense category, increased by $0.5 million, reflecting the amortization of goodwill from the two acquisitions which were completed at the beginning of the quarter.

Administrative efforts and all required remediation activities associated with correcting Y2K computer processing deficiencies are nearly complete. The Company is also nearing completion of its contingency planning for unexpected difficulties that it or its suppliers may encounter. All incremental spending on these efforts has been charged to expense as incurred and is not material relative to the overall level of revenues or expenses in the period. Compared to last year, these costs were not an increased element of spending in the quarter.

The Company's earnings from operations, before interest and taxes, were a record for any first quarter period. Operating margins, which have been steadily rising over the corresponding year-ago periods, increased again from 13.8% to 14.2%. This increase was achieved by higher operating leverage on continued growth at the Company's previously existing locations and cost controls over all areas of spending, offsetting the effect of the new location startups at DeVry Institutes and Keller Graduate
School.

Interest expense increased by $0.4 million from last year because of borrowings under the Company's revolving term loan agreement used to complete the acquisitions of Denver Technical College and Conviser Duffy CPA Review.

Net income of $9.9 million, or $0.14 per share, increased by more than 26% from last year, continuing the pattern of year-over-year earnings increases in excess of 20%.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $24.3 million, substantially more than the $12.9 million generated in the first quarter of last year. Higher net income, increased non-cash charges for depreciation and amortization, higher accrued wages and expenses and increased accounts payable were the primary contributors to the increased cash flow. Although accounts receivable increased from last year because of somewhat slower processing of student financial aid under federal loan programs, this was offset by higher deferred tuition revenues, reflecting the increase in student enrollments and revenues that also contributed to the increased receivables.

Capital spending was more than $12.3 million in the quarter, reflecting such major projects as completion of construction at the DeVry Institute campus in West Hills, California, and the addition at the urban Chicago DeVry campus, plus renovation and expansion at the Columbus DeVry campus.

During the first quarter, the Company borrowed $40 million under its revolving term loan to complete the acquisitions of Denver Technical college and Conviser Duffy CPA review. Subsequent to this borrowing, the Company repaid $11 million of borrowings from cash on hand and cash generated from operations.

The Company remains highly dependent upon the timely receipt of financial aid funds. If funds flow is temporarily delayed because of Y2K processing difficulties, the Company could use its available cash resources and its revolving term loan agreement until such time as funds flow was restored. The U.S. Department of Education and most aid processing agencies report that they are Y2K compliant.

The Company believes that current balances of unrestricted cash, cash generated from operations and its revolving term loan agreement will be sufficient to fund its operations for the foreseeable future.

PART II - Other Information

Item 5 - Other Information
--------------------------
During the first quarter, the Company completed the acquisitions, for cash, of the Denver Technical College and Conviser Duffy CPA Review.
Denver Technical College operates two campuses in the Denver, Colorado, area offering programs in electronics, computer technology, business and medical technology.

Conviser Duffy CPA Review is a nationally known training firm preparing students to pass the CPA exam.

Funding for both of these acquisitions was obtained through borrowings under the Company's revolving term loan. Both acquisitions were accounted for under the purchase method of accounting.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1999.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: NOVEMBER 5, 1999          /s/ Ronald L. Taylor
                                 --------------------
                                 Ronald L. Taylor
                                 President and Chief
                                 Operating Officer




 Date: NOVEMBER 5, 1999          /s/Norman M. Levine
                                 -------------------
                                 Norman M. Levine
                                 Vice President Finance,
                                 Controller, Chief Financial and
                                 Accounting Officer