Form 10-Q
period 1999-12-31
DEVRY INC
filed 2000-02-04
CIK 730464

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1999


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


              One Tower Lane, Oakbrook Terrace, Illinois 60181
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)




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

                                 YES   X


  Number of shares of Common Stock, $0.01 par value, outstanding at
  January 24, 2000:   69,583,348








    Total number of pages:   15

                                   DeVRY INC.

                                FORM 10-Q INDEX
                    For the Quarter ended December 31, 1999

                                                       Page No.
                                                       --------

  PART I.   Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheets at
       December 31, 1999, June 30, 1999,
           and December 31, 1998                          3-4

     Consolidated Statements of Income
           for the quarter and six months ended
           December 31, 1999, and 1998                    5

     Consolidated Statements of Cash Flows
           for the six months ended
           December 31, 1999, and 1998                    6

     Notes to Consolidated Financial
           Statements                                     7-8

   Item 2. Management's Discussion and
             Analysis of Results of
             Operations and Financial Condition           9-12


  Part II.  Other Information

   Item 4. Submission of Matters to a vote of
            of Security Holders                           13

   Item 5. Other Information                              14

   Item 6. Exhibits and Reports on Form 8-K               14


  SIGNATURES                                              15

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      1999          1999           1998
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 39,806      $ 31,848       $ 29,557
    Restricted Cash                    36,400        20,766         36,009
    Accounts Receivable, Net           53,419        14,217         37,611
    Inventories                         3,590         6,592          1,924
    Deferred Income Taxes               2,656         4,536          1,551
    Prepaid Expenses and Other          4,545           982          3,322
                                     --------      --------       --------
       Total Current Assets           140,416        78,941        109,974
                                     --------      --------       --------
  Land, Buildings and Equipment

    Land                               38,420        37,833         37,809
    Buildings                          97,096        73,175         71,275
    Equipment                         104,974        92,304         82,496
    Construction In Progress            1,326        12,741          3,347
                                     --------      --------       --------
                                      241,816       216,053        194,927

    Accumulated Depreciation          (90,886)      (80,842)       (71,841)
                                     --------      --------       --------
       Land, Buildings and
         Equipment, Net               150,930       135,211        123,086
                                     --------      --------       --------
  Other Assets

    Intangible Assets, Net             76,057        37,841         37,093
    Perkins Program Fund, Net           7,375         7,375          6,813
    Other Assets                        1,455         1,323          1,405
                                     --------      --------       --------
       Total Other Assets              84,887        46,539         45,311
                                     --------      --------       --------
TOTAL ASSETS                         $376,233      $260,691       $278,371
                                     ========      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      1999          1999           1998
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 35,935      $ 29,080       $ 18,693
    Accrued Salaries, Wages &
      Benefits                         20,459        22,339         16,944
    Accrued Expenses                    9,114         5,500         10,876
    Advance Tuition Payments            8,901        11,979          5,290
    Deferred Tuition Revenue           71,563         5,145         59,416
                                     --------      --------       --------
       Total Current Liabilities      145,972        74,043        111,219
                                     --------      --------       --------
  Other Liabilities

    Revolving Loan                     20,000            -              -
    Deferred Income Tax Liability         178         2,137          3,695
    Deferred Rent and Other            11,929         9,206          8,812
                                     --------      --------       --------
       Total Other Liabilities         32,107        11,343         12,507
                                     --------      --------       --------
TOTAL LIABILITIES                     178,079        85,386        123,726
                                     --------      --------       --------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,572,363, 69,414,020  and
    69,365,741, Shares Issued and
    Outstanding at December 31,
    1999, June 30, 1999 and
    December 31, 1998,
    Respectively                          695           694            694
  Additional Paid-in Capital           61,251        60,948         60,686
  Retained Earnings                   135,913       113,215         92,500
  Accumulated Other Comprehensive
    Income                                295           448            765
                                     --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY            198,154       175,305        154,645
                                     --------      --------       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $376,233      $260,691       $278,371
                                     ========      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.


                                   DEVRY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)


                                  For The Quarter         For The Six Months
                                 Ended December 31,       Ended December 31,
                                --------------------     --------------------
                                  1999        1998         1999        1998
                                --------------------     --------------------
REVENUES:

   Tuition                      $118,973    $ 96,479     $225,836    $181,232
   Other Educational              13,971      11,074       25,086      19,942
   Interest                          304         260          608         497
                                --------    --------     --------    --------
      Total Revenues             133,248     107,813      251,530     201,671
                                --------    --------     --------    --------
COSTS AND EXPENSES:

   Cost of Educational Services   72,537      58,372      143,764     114,958
   Student Services and
      Administrative Expense      39,347      32,491       69,613      56,798
   Interest Expense                  435          44        1,009         214
                                --------    --------     --------    --------
      Total Costs and Expenses   112,319      90,907      214,386     171,970
                                --------    --------     --------    --------
Income Before Income Taxes        20,929      16,906       37,144      29,701

Income Tax Provision               8,138       6,607       14,446      11,584
                                --------    --------     --------    --------
NET INCOME                      $ 12,791    $ 10,299     $ 22,698    $ 18,117
                                ========    ========     ========    ========

EARNINGS PER COMMON SHARE
   Basic                           $0.18       $0.15        $0.33       $0.26
                                   =====       =====        =====       =====
   Diluted                         $0.18       $0.15        $0.32       $0.26
                                   =====       =====        =====       =====


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)

                                                      For The Six Months
                                                       Ended December 31,
                                                       1999        1998
                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $22,698     $18,117
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                       9,887       7,176
     Amortization                                       1,849         829
     Provision for Refunds and
      Uncollectible Accounts                           11,939       9,460
     Deferred Income Taxes                                (79)         82
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                       (36)        193
     Changes in Assets and Liabilities:
         Restricted Cash                              (15,489)    (19,134)
         Accounts Receivable                          (50,716)    (35,150)
         Inventories                                    3,085       3,294
         Prepaid Expenses And Other                      (400)        967
         Perkins Program Fund Contribution
          and Other                                                  (196)
         Accounts Payable                               4,559      (5,423)
         Accrued Salaries, Wages,
          Expenses and Benefits                        (1,495)       (230)
         Advance Tuition Payments                      (4,527)     (3,912)
         Deferred Tuition Revenue                      66,418      53,681
                                                       ------      ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            47,693      29,754
                                                       ------      ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                                (21,199)    (22,350)
  Payments for Purchases of Businesses, Net
    of Cash Acquired                                  (38,687)         -
                                                       ------      ------
  NET CASH USED IN INVESTING ACTIVITIES               (59,886)    (22,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 304          77
  Proceeds From Revolving Credit Facility              40,000
  Repayments Under Revolving Credit Facility          (20,000)    (10,000)
                                                       ------      ------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  20,304      (9,923)

Effects of Exchange Rate Differences                     (153)        195
                                                       ------      ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    7,958      (2,324)

Cash and Cash Equivalents at Beginning
 of Period                                             31,848      31,881
                                                       ------      ------
Cash and Cash Equivalents at End of Period            $39,806     $29,557
                                                       ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                        $949        $203
  Income Taxes Paid During the Period                  17,246      12,460


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                  Notes to Consolidated Financial Statements
           For the Quarter and Six Months Ended December 31, 1999

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, each as filed with the Securities and Exchange Commission.

         The results of operations for the six months ended December 31, 1999, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain previously reported amounts have been reclassified to conform to the current presentation format.

    2. Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" established standards for reporting and display of comprehensive income and its components in the financial statements. The Company's only item that meets the definition for adjustment to arrive at comprehensive income is the change in cumulative translation adjustment. This amount was immaterial for the quarter and six months ended December 31, 1999.

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

         The acquisitions are accounted for under the purchase method of accounting. Accordingly, the purchase prices have been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The intangible assets, consisting primarily of goodwill, are being amortized using the straight line method primarily over a 25-year period for financial reporting purposes and will be deducted for tax reporting purposes over shorter statutory lives.

    4. In July and August 1999, the Company granted options to purchase up to 232,000 shares of the Company's common stock under the Amended and Restated Stock Incentive Plan, the 1991 Stock Incentive Plan and the 1994 Stock Incentive Plan.

    5. The Company's revolving line of credit agreement contains a covenant requiring guarantees to the lenders from the Company and its subsidiaries. Several new subsidiaries, formed by the Company to facilitate acquisitions during the first and second quarters of fiscal 2000, did not deliver such guarantees until after the required period, creating an Event of Default as defined by the loan agreement. On December 3, 1999, the lenders waived this default for all prior periods.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition

Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the Company's SEC filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the Securities and Exchange Commission

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1999, both as filed with the Securities and Exchange Commission. All references to per share amounts have been restated to reflect the June 19, 1998, two-for-one stock split.

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


Results of Operations
---------------------
Tuition revenues for the second quarter increased by $22.5 million, or 23.3%, compared to the second quarter of last year. For the first six months, the increase in tuition revenues was $44.6 million, or 24.6%. These increases in tuition revenue were produced by several positive factors. Enrollments for the summer term at the Company's undergraduate schools increased by 15.9% from last summer and enrollments for the fall term increased by 13.4% from last year. These were the 26th and 27th consecutive terms that exceed prior year results in total student enrollment. The total undergraduate student enrollments include the DeVry Institutes and Denver Technical College which was acquired in July. Contributing to the record revenues and enrollments were the increased number of students attending the DeVry Institute campuses in San Francisco, California, and Long Island City, New York, both of which were opened last year. At Keller Graduate school, total student enrollments for the June and September terms increased, respectively, by 19.9% and 15.0% from last year. Tuition increases approximating 5-6% were implemented by both DeVry Institutes and Keller during the past year, contributing further to the revenue gains. Also, revenue growth came from increased enrollments at the Becker CPA review course, complemented by the July acquisition of the Conviser Duffy CPA Review course.

Other Educational Revenues, composed primarily of sales of books and supplies, increased for the quarter and six months because of sales to the increased number of students attending the Company's educational programs. Sales of the popular Becker CPA review course on CD-ROM, which are included in this category, continued their increase from the prior year.

Interest income on the Company's short-term investments increased slightly from the first and second quarters of last year, reflecting generally higher interest rates available this year and somewhat higher cash balances throughout the period as a result of higher cash flow from operations and somewhat less capital spending during the first six months.

Cost of Educational Services for the quarter increased by $14.2 million, or 24.3%, from last year. For the first half, the increase was $28.8 million, or 25.1%. These increases reflect the instructional costs associated with the acquisitions of Denver Technical College and Conviser Duffy as well as the cost of additional facilities, faculty, staff, service and supply costs associated with new DeVry Institute and Keller Graduate School sites.
Compared to last November, Keller is operating at five new teaching sites and there is one new DeVry Institute campus. Increased enrollments at previously existing sites, particularly the two DeVry Institutes which opened last year and now have substantially higher enrollments after a year of operation, also contributed to the increase in spending.

Depreciation expense, included in the cost of Educational Services, increased by $1.3 million for the quarter and by $2.7 million for the first half compared to last year. These increases reflect increased capital spending for the past several years, continuing on into the current year, to expand and improve the Company's operations. The provision for refunds and doubtful accounts, which is a non-cash charge against income, remained a constant percent to revenue for the first half of the year compared to last year. Compared to the percentage of revenue two years ago, this provision has increased at a somewhat lower rate than revenues. The Company believes that this long-term lowering of the rate of increase is a reflection of the benefits from increased new student admission standards at DeVry Institutes and improved educational programs and support throughout all of the Company's educational programs.

Student Services and Administrative Expense increased by $6.9 million, or 21.1% from the second quarter of last year. For the first half, these expenses increased by $12.8 million, or 22.6% from last year. These increases reflect the marketing and administrative costs associated with the two acquired operations and the marketing costs associated with student recruitment for the DeVry Institutes' new school in West Hills, California, plus costs associated with marketing for the new Keller Graduate School teaching sites which have opened since last year. Because marketing costs are incurred before the revenue from new student enrollments is realized, these increased rates of spending also reflect efforts and programs aimed at student recruiting for future terms.

Amortization expense of intangible assets, which is included in Student Services and Administrative Expense, increased by $0.5 million for the second quarter and by $1.0 million for the first half, reflecting the amortization of goodwill from the two acquisitions which were completed at the start of the fiscal year and recorded under the purchase method of accounting.

The Company's earnings from operations, before interest expense and taxes, were a record for any second quarter and first half period. Operating margins, which have been rising steadily over the corresponding year-ago periods, increased again in the second quarter, following a similar increase in the first quarter. These increases were achieved by higher operating leverage on continued enrollment growth at the Company's previously existing locations and cost controls over all areas of spending.

Interest expense increased by $0.4 million and $0.8 million for the quarter and first six months, respectively. The increase in expense reflects outstanding borrowings under the Company's revolving term loan agreement which were used to complete the acquisitions for Denver Technical College and Conviser Duffy CPA Review.

Net income of $12.8 million, or $0.18 per diluted share, for the quarter and $22.7 million, or $0.32 per diluted share, for the half, continued the pattern of year-over-year earnings increases in excess of 20% in every time period.

The start of the new year passed with no disruption to the Company's operations. Testing of communications and information systems' performance was conducted at all of the Company's major facilities on Sunday, January
2nd. This testing verified that the software and hardware, which had been the subject of earlier testing, was functioning as expected and without problems. Business resumed without interruption on January 3rd and only minor software modifications were subsequently required to correct certain reports not regularly nor frequently used. To-date, there has been no measurable adverse effect on the Company from events surrounding the start of the new calendar year. While the Company believes that efforts directed to this event have now been completed, there is no assurance that some future efforts will not be required.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $47.7 million in the first half, an increase of $17.9 million from the same period last year. Higher net income, increased non-cash charges for depreciation and amortization, and higher accounts payable were the primary contributors to the increased cash flow.
The higher accounts receivable, which are increasing because of higher student enrollments, and by the inclusion of approximately $13 million owed but not yet received from federal financial aid programs, was almost completely offset by higher deferred tuition revenues reflecting the higher level of revenue that creates these receivables. The acquisition of Denver Technical College and Conviser Duffy CPA Review also contributed to the increase in receivables.

Capital spending was $21.2 million for the first six months. Included in this total is the completion of construction of the DeVry Institute campus in West Hills, California, and the addition to the urban Chicago campus. Renovation and expansion at the Columbus, Ohio, campus and the start of construction at the new campus in Tinley Park, Illinois, also contributed to the high level of spending. The rate of spending should slow somewhat in the second half of the fiscal year as several of the projects listed above have now been completed.

At the start of the fiscal year, the Company borrowed $40.0 million under its revolving term loan to complete two acquisitions. Subsequent to this borrowing, the Company has repaid a total of $20.0 million from cash on hand and cash generated from operations. Future borrowings and repayments will depend upon the levels of cash generated from operations and cash requirements for operation and expansion.

The Company believes that current balances of unrestricted cash, cash generated from operations and its revolving term loan agreement will be sufficient to fund its operations for the foreseeable future.

PART II - Other information

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 16, 1999, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, four Directors of the Company were elected to serve as Class
II Directors to hold office until 2002 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

                              For          Against      Withheld
                              ---          -------      --------
Class II:

David S. Brown             55,559,558         -         433,359
Dennis J. Keller           55,576,633         -         416,284
Robert E. King             55,663,422         -         329,495
Frederick A. Krehbiel      55,664,356         -         328,561

The terms of office of the following Directors continued after the meeting:
Ewen M. Akin, Charles A. Bowsher, Thurston E. Manning, Robert C.
McCormack, Julie A. McGee, Hugo J. Melvoin and Ronald L. Taylor.

At this meeting shareholders were asked to approved the adoption of the DeVry Inc. 1999 Stock Incentive Plan. The following Table presents the stockholders' vote on the matter:

                              For          Against      Withheld
                              ---          -------      --------
                           52,481,848     3,444,942      66,052


Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the current fiscal year.
The following table presents the results of the stockholders' vote on this matter:

                              For          Against      Withheld
                              ---          -------      --------
                           55,957,656        16,711      18,550

PART II - Other information

Item 5 - Other Information
--------------------------
During the second quarter, the Company's Becker Conviser CPA division completed the acquisition of CPA review programs in Ohio and Minnesota. These programs, which were regionally strong and prominent in their areas of operation, will enhance the current distribution of locations at which the Becker Conviser program is offered. Both acquisitions were for cash and are being accounted for under the purchase method of accounting.

The Company's DeVry Institute division of DeVry University has entered into an agreement for the construction of an approximately 70,000 square facility in the Orlando, Florida area for occupancy in the fall of calendar year 2000. The Keller Graduate School of Management currently operates at several locations in the state of Florida.

In December, the Company amended its revolving loan agreement to remove certain restrictions regarding acquisitions, to revise one of the financial loan covenant terms to better reflect the Company's current strong financial structure and to waive the untimely notification of newly formed subsidiaries as guarantors of the agreement.


Item 6 - Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K
-----------------------
There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1999.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




       Date: FEBRUARY 4, 2000          /s/ Ronald L. Taylor
                                       --------------------
                                       Ronald L. Taylor
                                       President and Chief
                                       Operating
                                       Officer




       Date: FEBRUARY 4, 2000          /s/Norman M. Levine
                                       --------------------
                                       Norman M. Levine
                                       Vice President Finance,
                                       Controller,
                                       Chief Financial and
                                       Accounting
                                       Officer