Form 10-Q
period 2000-03-31
DEVRY INC
filed 2000-05-09
CIK 730464

                                   FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000


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


  Number of shares of Common Stock, $0.01 par value, outstanding at April 28, 2000: 69,621,784








    Total number of pages:   14

                                  DeVRY INC.

                               FORM 10-Q INDEX
             For the Quarter and Nine Months ended March 31, 2000

                                                             Page No.
                                                             --------

  PART I.   Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheets at
       March 31, 2000, June 30, 1999,
           and March 31, 1999                                  3-4

     Consolidated Statements of Income
           for the quarter and nine months ended
           March 31, 2000, and 1999                              5

     Consolidated Statements of Cash Flows
           for the nine months ended
           March 31, 2000, and 1999                              6

     Notes to Consolidated Financial
           Statements                                          7-8

   Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                            9-12


  Part II.  Other Information

   Item 5. Other Information                                    13

   Item 6. Exhibits and Reports on Form 8-K                     13


  SIGNATURES                                                    14

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   March 31,      June 30,      March 31,
                                      2000          1999           1999
                                  -----------    ----------    -----------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 33,995      $ 31,848       $ 57,465
    Restricted Cash                    49,595        20,766         30,442
    Accounts Receivable, Net           92,708        14,217         62,816
    Inventories                         3,532         6,592          3,821
    Deferred Income Taxes               2,656         4,536          1,643
    Prepaid Expenses and Other          4,109           982          1,695
                                      -------       -------        -------
       Total Current Assets           186,595        78,941        157,882
                                      -------       -------        -------
  Land, Buildings and Equipment

    Land                               38,491        37,833         37,821
    Buildings                         100,141        73,175         72,668
    Equipment                         108,904        92,304         86,850
    Construction In Progress            3,135        12,741          4,871
                                      -------       -------        -------
                                      250,671       216,053        202,210

    Accumulated Depreciation          (96,132)      (80,842)       (76,245)
                                      -------       -------        -------
       Land, Buildings and
         Equipment, Net               154,539       135,211        125,965
                                      -------       -------        -------
  Other Assets

    Intangible Assets, Net             74,946        37,841         38,181
    Perkins Program Fund, Net           7,829         7,375          7,131
    Other Assets                        1,405         1,323          3,909
                                      -------       -------        -------
       Total Other Assets              84,180        46,539         49,221
                                      -------       -------        -------
TOTAL ASSETS                         $425,314      $260,691       $333,068
                                      =======       =======        =======



The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   March 31,      June 30,      March 31,
                                      2000          1999           1999
                                  -----------     ---------    -----------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 35,272      $ 29,080       $ 25,455
    Accrued Salaries, Wages &
      Benefits                         26,355        22,339         22,593
    Accrued Expenses                    8,078         5,500          5,831
    Advance Tuition Payments           10,069        11,979          6,500
    Deferred Tuition Revenue          108,417         5,145         94,564
                                      -------       -------        -------
       Total Current Liabilities      188,191        74,043        154,943
                                      -------       -------        -------
  Other Liabilities

    Revolving Loan                     13,000            -              -
    Deferred Income Tax Liability         323         2,137          3,660
    Deferred Rent and Other            11,985         9,206          9,087
                                      -------       -------        -------
       Total Other Liabilities         25,308        11,343         12,747
                                      -------       -------        -------
TOTAL LIABILITIES                     213,499        85,386        167,690
                                      -------       -------        -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,605,007, 69,414,020  and
    69,399,630, Shares Issued and
    Outstanding at March 31, 2000,
    June 30, 1999 and March 31,
    1999, Respectively                    696           694            694
  Additional Paid-in Capital           61,463        60,948         60,885
  Retained Earnings                   149,210       113,215        103,125
  Accumulated Other Comprehensive
    Income                                446           448            674
                                      -------       -------        -------
TOTAL SHAREHOLDERS' EQUITY            211,815       175,305        165,378
                                      -------       -------        -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $425,314      $260,691       $333,068
                                      =======       =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in Thousands except for Per Share Amounts)
                                 (Unaudited)


                                  For The Quarter        For The Nine Months
                                  Ended March 31,           Ended March 31,
                               --------------------      --------------------
                                  2000        1999          2000         1999
                               --------------------      --------------------
REVENUES:
   Tuition                     $117,496    $ 98,669      $343,332     $279,901
   Other Educational             12,358      11,347        37,444       31,289
   Interest                         278         218           886          715
                                -------     -------       -------      -------
      Total Revenues            130,132     110,234       381,662      311,905
                                -------     -------       -------      -------
COSTS AND EXPENSES:

   Cost of Educational Services  72,569      63,932       216,333      178,890
   Student Services and
      Administrative Expense     35,518      29,124       105,131       85,922
   Interest Expense                 355          43         1,364          257
                                -------     -------       -------      -------
      Total Costs and Expenses  108,442      93,099       322,828      265,069
                                -------     -------       -------      -------
Income Before Income Taxes       21,690      17,135        58,834       46,836

Income Tax Provision              8,393       6,512        22,839       18,096
                                -------     -------       -------      -------
NET INCOME                     $ 13,297    $ 10,623      $ 35,995     $ 28,740
                                =======     =======       =======      =======

EARNINGS PER COMMON SHARE
   Basic                          $0.19       $0.15         $0.52        $0.41
                                  =====       =====         =====        =====
   Diluted                        $0.19       $0.15         $0.51        $0.41
                                  =====       =====         =====        =====





The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Thousands)
                                (Unaudited)

                                                      For The Nine Months
                                                         Ended March 31,
                                                       2000        1999
                                                     --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 35,995     $28,740
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      15,484      11,457
     Amortization                                       2,777       1,248
     Provision for Refunds and
      Uncollectible Accounts                           18,611      15,094
     Deferred Income Taxes                                 66         (45)
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                        49         139
     Changes in Assets and Liabilities:
         Restricted Cash                              (28,684)    (13,567)
         Accounts Receivable                          (96,550)    (65,988)
         Inventories                                    3,143       1,397
         Prepaid Expenses And Other                    (2,688)     (2,266)
         Perkins Program Fund Contribution
          and Other                                      (581)       (515)
         Accounts Payable                               3,896       1,339
         Accrued Salaries, Wages,
          Expenses and Benefits                         6,178       1,498
         Advance Tuition Payments                      (3,359)     (2,702)
         Deferred Tuition Revenue                     103,272      88,829
                                                      -------      ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            57,609      64,658
                                                      -------      ------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                                (30,490)    (29,456)
  Payments for Purchases of Businesses, Net
    of Cash Acquired                                  (38,487)
                                                      -------      ------
  NET CASH USED IN INVESTING ACTIVITIES               (68,977)    (29,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 517         278
  Proceeds From Revolving Credit Facility              40,000
  Repayments Under Revolving Credit Facility          (27,000)    (10,000)
                                                      -------      ------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES  13,517      (9,722)

Effects of Exchange Rate Differences                       (2)        104
                                                      -------      ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    2,147      25,584

Cash and Cash Equivalents at Beginning
 of Period                                             31,848      31,881
                                                      -------      ------
Cash and Cash Equivalents at End of Period           $ 33,995     $57,465
                                                      =======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                      $1,329        $247
  Income Taxes Paid During the Period                  25,384      19,789


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                  Notes to Consolidated Financial Statements
             For the Quarter and Nine Months Ended March 31, 2000

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 1999 and December 31, 1999, each as filed with the Securities and Exchange Commission.

         The results of operations for the nine months ended
         March 31, 2000, are not necessarily indicative of results to be expected for the entire fiscal year.

         Certain previously reported amounts have been reclassified to conform to the current presentation format.

    2. Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive income, other than those included in net income, were immaterial for the quarter and nine months ended March 31, 2000.

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

    5. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,592,000 and 69,389,000 for the third quarters ended March 31, 2000 and 1999, respectively, and 69,490,000 and 69,346,000 for the nine months ended March 31, 2000 and 1999, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,321,000 and 70,560,000 for the quarters ended March 31, 2000 and 1999, respectively, and 70,324,000 and 70,451,000 for the nine months ended March 31, 2000 and 1999, respectively.

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

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999, and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, and December 31, 1999, all as filed with the Securities and Exchange Commission. All references to per share amounts have been restated to reflect the June 19, 1998, two-for-one stock split.

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


Results of Operations
---------------------
Tuition revenues for the third quarter increased by $18.8 million, or 19.1%, compared to the third quarter of last year. For the first nine months, the increase in tuition revenues was $63.4 million, or 22.7%. These increases in tuition revenue were produced by several positive factors. Enrollments for the fall term at the Company's undergraduate schools increased by 13.4% from last fall and enrollments for the spring term increased by 14.3% from last year. These were the 27th and 28th consecutive terms that exceeded prior year results in total student enrollment. The total undergraduate student enrollments for the current year include the DeVry Institutes and Denver Technical College that was acquired in July, 1999. Contributing to the record revenues and enrollments were the increased number of students attending the DeVry Institute campuses in Fremont, California, and Long Island City, New York, both of which were opened last fiscal year, and the DeVry Institute campus in West Hills, California, which opened in November, 1999. At the DeVry Institutes, the tuition increase that has been historically implemented for the spring term was realigned to coincide with the financial aid year beginning in July and the Company's high school recruiting program. This partially offset increases in revenue from higher enrollments in the third quarter. At Keller Graduate school, total student enrollments for the November and February terms increased, respectively, by 14.6% and 17.4% from last year. A tuition increase approximating 5-6% was implemented by Keller Graduate School during the past year, further contributing to its revenue gains. Also, revenue growth came from increased enrollments at the Becker CPA review course, complemented by the July acquisition of the Conviser Duffy CPA Review course.

Other Educational Revenues, composed primarily of sales of books and supplies, increased for the quarter and nine months because of sales to the increased number of students attending the Company's educational programs. Sales of the popular Becker CPA review course on CD-ROM, which are included in this category, continued their increase from the prior year. The DeVry Institutes have entered into an agreement with Follett Higher Education Group ("Follett") to run several of the on-campus Institute bookstores and also provide internet order capability to students at these campuses. The wider range of ancillary merchandise and better retail store management should provide an improved level of service to DeVry Institute students. The Institutes will receive a commission from Follett based upon the level of sales at these campuses. Responsibility for running additional DeVry Institute campus bookstores may be transferred to Follett in the future, reducing reported revenues but with no significant effect on net income.

Interest income on the Company's short-term investments increased slightly from the third quarter and corresponding nine months of last year, reflecting the generally higher interest rates available this year on the Company's short term investments.

Cost of Educational Services for the quarter increased by $8.6 million, or 13.5%, from last year. For the first nine months, the increase was $37.4 million, or 20.9%. These increases reflect the instructional costs associated with the acquisitions of Denver Technical College and Conviser Duffy as well as the cost of additional facilities, faculty, staff, service and supply costs associated with new DeVry Institute and Keller Graduate School sites.
Compared to February 1999, Keller is operating at three new teaching sites and there is one new DeVry Institute campus. Increased enrollments at previously existing sites, particularly the two DeVry Institutes which opened last fiscal year and now have substantially higher enrollments and supporting faculty and staff levels in their second year of operation, also contributed to the increase in spending.

Depreciation expense, largely included in the cost of Educational Services, increased by $1.3 million for the quarter and by $4.0 million for the first nine months compared to last year. These increases reflect increased capital spending for the past several years, continuing on into the current year, to expand and improve the Company's operations. The provision for refunds and doubtful accounts, which is a non-cash charge against income, remained an approximately constant percent to tuition and other educational revenue for the first nine months of the year compared to last year. Compared to the percentage of revenue two years ago, this provision has declined slightly as a percentage of revenues. The Company believes that this reduction is a reflection of the benefits from increased new student admission standards at DeVry Institutes and improved educational programs and support throughout all of the Company's educational programs.

Student Services and Administrative Expense increased by $6.4 million, or 22.0% from the third quarter of last year. For the first nine months, these expenses increased by $19.2 million, or 22.4% from last year. These increases reflect the marketing and administrative costs associated with the two operations acquired in July and the marketing costs associated with student recruitment for the DeVry Institutes' new school in West Hills, California, plus costs associated with marketing for the new Keller Graduate School teaching sites which have opened since last year. Also, advertising and student recruiting have begun for the DeVry Institute campuses in Tinley Park, Illinois, and Orlando, Florida, both of which are scheduled to open in the next fiscal year. Because marketing costs are incurred before the revenue from new student enrollments is realized, these increased rates of spending reflect efforts and programs aimed at student recruiting for future terms.

Amortization expense of intangible assets, which is included in Student Services and Administrative Expense, increased by $0.5 million for the third quarter and by $1.5 million for the nine months, reflecting the amortization of goodwill from the two acquisitions which were completed at the start of the fiscal year and recorded under the purchase method of accounting.

The Company's earnings from operations, before interest expense and taxes, were a record for any third quarter and first nine month period. Operating margins, which have been rising steadily over the corresponding year-ago periods, increased again in the third quarter, following increases in previous quarters. These increases were achieved by higher operating leverage on continued enrollment growth at the Company's previously existing locations and cost controls over all areas of spending.

Interest expense increased by $0.3 million and $1.1 million for the quarter and first nine months, respectively. The increase in expense reflects outstanding borrowings under the Company's revolving term loan agreement which were used to complete the acquisitions of Denver Technical College and Conviser Duffy CPA Review.

Net income of $13.3 million, or $0.19 per diluted share, for the quarter and $36.0 million, or $0.51 per diluted share, for the year-to-date, continued the pattern of year-over-year earnings increases in excess of 20% in every time period.

The start of the new calendar year passed with no disruption to the Company's operations. Testing of communications and information systems' performance was conducted at all of the Company's major facilities on Sunday, January 2nd. This testing verified that the software and hardware, which had been the subject of earlier testing, was functioning as expected and without problems. Business resumed without interruption on January 3rd and only minor software modifications were subsequently required to correct certain reports not regularly nor frequently used. To-date, there has been no measurable adverse effect on the Company from events surrounding the start of the new year.
While the Company believes that efforts directed to this event have now been completed, there is no assurance that some further efforts will not be required.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101") titled Revenue Recognition in Financial Statements. This bulletin provides the SEC staff's views on applying generally accepted accounting principles to selected revenue recognition issues, in particular with respect to the Company, the recognition of fee income. The principles outlined in this bulletin must be applied no later than the first fiscal quarter of the Company's next fiscal year. The Company derives most of its revenues from tuition charges that are properly recognized ratably over the period of the academic term. Application fees and other similar charges, which are currently recognized as revenue when they are charged, do provide relatively small amounts of additional revenue. SAB 101 requires deferral of such application fees and other similar charges over the period of student enrollment. The Company is in the process of evaluating the full effects of SAB 101; however, based on preliminary analysis, the Company does not expect SAB 101 to have a significant effect on its reported earnings or the balance sheet.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations was $57.6 million in the first nine months, a decrease of $7.0 million from the same period last year. Higher net income, increased non-cash charges for depreciation and amortization, higher accounts payable and accrued expenses were the primary positive contributors to increased cash flow. However, restricted cash and accounts receivable both increased substantially from March 31st of last year, more than offsetting these gains. The DeVry Institute spring term began on March 13th this year, five days later than it began last year. Most tuition and fee revenues are collected in the early weeks of each new term. Therefore, the reduced number of days from the start of the term this year until the end of the quarter resulted in significant collection activity occurring in April, the Company's fourth quarter, rather than in March as they were last year. At June 30th, the end of the Company's current fiscal year, a point fully comparable to the year-ago period and the point at which most student receivables for the DeVry Institutes should have been collected, the increase in receivable levels from the prior year is expected to be more in line with the rate of increase in revenues from last year. Receivable levels, comparably measured against last year at June 30th, are expected to reflect a somewhat higher balance per student as a result of the higher tuition rates being charged each term.

Capital spending was $30.5 million for the first nine months, an increase of
1.0 million from last year. Included in this total is the completion of construction of the DeVry Institute campus in West Hills, California, and the addition to the urban Chicago campus. Renovation and expansion at the Columbus, Ohio, campus and construction of the new campus in Tinley Park, Illinois, also contributed to the high level of spending. The current rate of spending is expected to continue as the Company further expands and improves its operations.

At the start of the fiscal year, the Company borrowed $40.0 million under its revolving term loan to complete two acquisitions. Through March 31, the Company repaid a total of $27.0 million from cash on hand and cash generated from operations. In April, the Company repaid another $3.0 million. Future borrowings and repayments will depend upon the levels of cash generated from operations and cash requirements for operation and expansion.

The Company believes that current balances of unrestricted cash, cash generated from operations and its revolving term loan agreement will be sufficient to fund its operations for the foreseeable future.

PART II - Other information

Item 5 - Other Information
--------------------------
The DeVry Institutes have applied to the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools for approval to offer bachelor's degree programs online, modeled after the successful Keller Graduate School of Management online master's degree programs and utilizing the same delivery platform.

The Company has entered into a lease for a new DeVry Institute campus in Orlando, Florida, that is scheduled to begin operation in November. This is DeVry's first campus in the state of Florida. The Company has also renegotiated the lease on its Oakbrook Terrace, IL., corporate headquarters office space, expanding the leased area and extending the term of the lease.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2000.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




         Date: MAY 8, 2000               /s/ Ronald L. Taylor
                                         --------------------
                                         Ronald L. Taylor
                                         President and Chief Operating
                                         Officer




         Date: MAY 8, 2000               /s/Norman M. Levine
                                         -------------------
                                         Norman M. Levine
                                         Vice President Finance, Controller,
                                         Chief Financial and Accounting
                                         Officer