Form 10-K
period 2000-06-30
DEVRY INC
filed 2000-09-27
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]

For the fiscal year ended:     JUNE 30, 2000
                          ------------------------
Commission file number:            0-12751
                       ---------------------------

                                 DeVRY INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                DELAWARE                                 36-3150143
---------------------------------------------        -------------------
(State or other jurisdiction of incorporation       (I.R.S. Empployer
 or organization)                                    Identification No.)

   ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS      60181
   ------------------------------------------------------    ----------
           (Address of principal executive offices)          (Zip Code)

Registrant's telephone number; including area code   (630) 571-7700
                                                  -----------------

        Securities registered pursuant to section 12(b) of the Act:

Title of each class:          Name of each exchange on which registered:

              NONE
-------------------
        Securities registered pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]




      SEPTEMBER 1, 2000 - $2,158,100.00

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



       SEPTEMBER 1, 2000 - 69,699,074 shares of common stock, $0.01 par value
     ------------------------------------------------------------------------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:


Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000, are incorporated into
Part III of this Form 10-K to the extent stated herein.



Exhibit Index located on Pages 110-113          Total number of pages, 125

                                DeVry INC.
                        ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED JUNE 30, 2000

                             TABLE OF CONTENTS
                             -----------------
                                                                    PAGE #
                                                                    ------
PART I
  Item 1  - Business                                                    3
  Item 2  - Properties                                                 51
  Item 3  - Legal Proceedings                                          57
  Item 4  - Submission of Matters to a Vote of Security Holders        58
          - Executive Officers                                         59

PART II

  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                64
  Item 6  - Selected Financial Data                                    65
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              65
  Item 8  - Financial Statements and Supplementary Data                78
  Item 9  - Changes in and Disagreements with Accountants             104

PART III

  Item 10  - Directors and Executive Officers                         105
  Item 11  - Executive Compensation                                   105
  Item 12  - Security Ownership of Beneficial Owners and Management   105
  Item 13  - Certain Relationships and Transactions                   105

PART IV

  Item 14 - Exhibits, Financial Statements and Reports on Form 8-K    106
          - Financial Statements                                      106
          - Financial Statement Schedules                             106
          - Exhibits                                                  106
          - Reports on Form 8-K                                       106
          - Signatures                                                108

                                  PART I
                                  ------

Certain information contained in this Annual Report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainty that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.


ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiaries, owns and operates DeVry Institutes of Technology ("DeVry Institutes"), Denver Technical College ("DTC"), Keller Graduate School of Management ("Keller Graduate School") and Becker Conviser CPA Review ("Becker"). In fiscal 1999, the holding company for the degree-granting operations was renamed DeVry University, Inc., to better reflect the nature of this higher education system. DeVry Institutes, DeVry Canada, Inc., Denver Technical College and Keller Graduate School of Management are a part of DeVry University. DeVry Institutes and Keller Graduate School collectively form one of the largest private, degree-granting, regionally accredited higher education systems in North America. Becker prepares candidates for the Certified Public Accountant ("CPA"), Certified Management Accountant ("CMA") and Chartered Financial Analyst ("CFA") professional certification examinations.

In July 1999, the Company completed its acquisition of substantially all of the net tangible operating assets, trademarks and other intangible assets of the Denver Technical College. At the time of acquisition, DTC offered diploma and undergraduate degree programs in electronics, computer technology, business and medical technology to approximately 1,700 students on campuses in Denver and Colorado Springs, Colorado.

In July 1999, the Company also completed its acquisition of certain tangible operating assets, trademarks and other intangible assets of Conviser Duffy CPA Review ("Conviser Duffy"). Conviser Duffy, which had operated as a unit of Harcourt General, Inc., was a nationally known training firm preparing approximately 12,000 students annually to pass the CPA exam.

The amounts of revenue and identifiable long-lived assets of the Company's U.S. and foreign operations are included in Note 9 to the Consolidated Financial Statements, "Segment Information".


DeVry Institutes
----------------
The DeVry Institutes were founded by Dr. Herman DeVry and for nearly 70 years have provided career-oriented technology-based education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, the DeVry Institutes are located on fifteen campuses in the United States and three campuses in Canada.

Originally offering only programs in electronics, DeVry introduced the computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980's, the DeVry Institutes expanded their program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced.

That fall, the DeVry Institutes introduced the telecommunications management program, followed by the introduction of an accounting program in the spring of 1988. In 1994, the DeVry Institutes introduced the technical management degree completion program. In 1997, the business operations program was redefined and is now the business administration program. In response to the increasing employment demands of the information technology field, in 1998 a one year Information Technology program was first offered at the Toronto-area campuses to bachelor's level college graduates of any discipline. This program is now also offered at most institutes in the United States. The Information Technology program is designed for the already bachelor's-level graduate seeking career opportunities in IT. The program is structured around a core of technology-oriented specialty courses, with an emphasis on applying computer technology to solve business problems.

In fiscal 2000, the Institutes introduced a new bachelor's degree program in computer engineering technology, CET. This program is aimed at helping students develop skills and knowledge in software engineering, operating systems, data structures and algorithms, and distributed computer systems. Other programmatic initiatives include new delivery formats, such as weekend schedules, compressed and accelerated course schedules and technology-assisted delivery options including on-line courses.

In addition to this programmatic expansion, DeVry Institutes initiated a facility improvement and expansion program in 1991 to attract and retain increased student enrollment. The program has included renovation and expansion of the Decatur (Atlanta), Georgia, campus; relocation and expansion of the suburban Chicago, Dallas, Los Angeles and New Jersey Institutes; and opening of new branch or satellite campuses in Long Beach, California; Scarborough and Mississauga (Toronto), Canada; and Alpharetta, Georgia.

In July 1998, a new campus was opened in Fremont, California, and in November 1998, a new campus was opened in Long Island City, New York. In November 1999, a new campus opened in West Hills, California, the third DeVry Institute campus in the Los Angeles area. In July 2000, a new campus opened in Tinley Park, Illinois, the third DeVry Institute campus in the Chicago area. Further expansion was accomplished with the completion of a technology center addition to the urban Chicago campus and the start of a renovation and expansion program at the Columbus, Ohio, Institute.

At the beginning of the spring 2000 semester, which is the final semester in the Company's fiscal year 2000, approximately 43,330 full and part-time students were enrolled in the DeVry Institutes' and Denver Technical College's undergraduate day and evening programs.

In response to the new curricula offerings and facility expansions and improvements initiated in the past several years, fiscal 2000 marks the tenth consecutive year that total cumulative enrollment has increased from the prior year. Cumulatively, total student enrollment for the three semesters of fiscal 2000 increased by 14.5% compared with fiscal 1999, following a 12.8% increase in fiscal 1999 from 1998. In the ten years since fiscal 1990, cumulative annual total student enrollment at DeVry Institutes has increased by more than 85%. DeVry Institutes' and DTC operations accounted for approximately 86% of the Company's revenues in fiscal 2000.

Classes began in July for DeVry Institutes' summer 2000 semester. This is the first semester in the Company's new fiscal year, 2001. The start of this term marked the twenty-ninth consecutive term in which total enrollments exceeded the prior year level. Historically, the summer semester has been the period of lowest undergraduate enrollment during the year.

Changing demographics in the United States are expected to continue to benefit the Company's future undergraduate enrollment. The "baby boom echo" is producing more high school graduates. After a period of nearly two decades during which the number of graduating high school seniors declined by 25 percent to 2.4 million, 1995 marked the beginning of a slow but steady increase in the number of high school graduates. The National Center for Education Statistics forecasts that the number of graduating high school seniors will increase by twenty percent over the next 8 years, to approximately 3.2 million in 2008. The forecasted rate of increase in the number of high school graduates in many of the states in which the Company's undergraduate programs are offered is greater than the forecasted national rate of increase, contributing to future enrollment growth opportunities.

The Department of Education's National Center for Education Statistics reports that the percentage of high school graduates who currently enroll in college in the subsequent 12 months has increased to 65% from 51% in 1980. In addition, higher rates of enrollment growth for students age 25 and older, for female students, for part-time students and for minorities is expected to continue to contribute to DeVry Institutes' undergraduate enrollment growth in the coming years.

In today's information-driven economy, a higher education degree is extremely important. In 1980, the pay difference between someone with just a high school education versus a college education was 50%. Today, that difference is over 100% and increasing. Students recognize this and are seeking the skills and degrees necessary to enhance their future career and earnings potential.

Approximately 25% of recent new student enrollees at the U.S. DeVry Institutes had some prior college experience. DeVry Institutes estimate that more than 40% of new student enrollees are 25 years of age or older. In 1994, to attract the growing number of adults returning to college,

DeVry Institutes introduced a bachelor of science degree completion program in technical management which focuses on business and management skills vital to career advancement for students who already have an associate degree. In response to the growing demand for computer and systems professionals, in 1998 DeVry Institutes began to offer an advanced 1 year program in Information Technology to current bachelor's degree holders. A similar information technology program is being offered by DTC in several Denver-area locations.

Some DeVry programs are being offered on weekends to serve the working adult student and DeVry Institutes also offer several accelerated program curricula with a shorter term length and time to completion. While these programs present an intensive and demanding experience, they enable students to still fulfill other responsibilities while pursuing their educational objectives.

Distance delivery of education is becoming increasingly prominent. The DeVry Institutes' approach to distance learning is to focus on the quality of education, not the technical feasibility of the delivery system. Some distance learning classes are offered in conjunction with DeVry Institutes' classroom-based programs. Starting September 2000, DeVry Institutes will begin offering over the Internet the bachelor of business administration degree, with concentrations in business information systems, e-commerce, project management and accounting. Enrollment for the online degree program is limited to students who have already completed 24 college credit hours, including math and language courses. Other distance learning initiatives are also being explored throughout the system as an adjunct to current classroom and laboratory instruction to further enhance student learning opportunities.

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

At the DeVry Institutes, classes are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. This availability of part-time employment and government-provided financial aid partially offsets the competitive advantage of those schools with lower tuition levels. Each curriculum is generally consistent at all of the DeVry Institutes, with content variations introduced to meet local employment market needs. This common curriculum allows students to transfer, if necessary, to a DeVry Institute at a different location without interrupting their studies.

To facilitate student success, DeVry devotes significant resources to libraries and academic support services which can assist students in any phase of their educational program. In addition, DeVry Institutes encourage students to participate in campus activities and offer student success or problem solving strategy courses aimed at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success. In response to these efforts and higher required minimum admission and placement scores on its computerized entrance examination, retention rates have increased for students in the early terms of their program, where students are most likely to discontinue their studies.

Denver Technical College
------------------------
In July 1999, the Company acquired Denver Technical College. DTC operates two campuses in Colorado, a main campus in Denver and another campus in Colorado Springs. At the time of its acquisition, DTC had approximately 1,700 students enrolled in diploma and undergraduate degree programs in electronics, computer technology, business and medical technology.

DTC operates much like DeVry Institutes, with classes offered in the morning, afternoon and evening sessions. In addition to its traditional program offerings, DTC offers a six-month, concentrated program in various computer specialty areas, similar to the DeVry Institute year-long IT program. Both the DTC and DeVry Institute programs are aimed at students, primarily working adults, who already have a bachelor's degree and are seeking career enhancement or a career change into the computer field.

In July 2000, the Company announced that it will no longer enroll new students in any of DTC's medical programs. Classes will continue to be offered so that all currently enrolled students who maintain continuous enrollment will be able to complete their program of study. DTC will focus future efforts on areas of DeVry Institutes' historical strength and expertise.


Keller Graduate School of Management
------------------------------------
Keller Graduate School was founded in 1973 and offers practitioner-based graduate management programs leading to a master's degree. In addition to the Master of Business Administration ("MBA") program, which Keller began offering in 1977, Keller introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In September 1995, Keller began offering a Health Services Management ("HSM") concentration within its MBA program. This HSM concentration is being offered in response to the growing demands of health services industry professionals and professionals in related industries such as insurance or pharmaceuticals. In February 1997, Keller Graduate School introduced a Master of Telecommunications Management ("MTM") program to meet the need for expertise in this growing field. The MTM program was developed in conjunction with the DeVry Institutes, which offer an undergraduate telecommunications program. In 1998, Keller began offering two new programs, the Master of Information Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). The MAFM program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Management Accountant or Chartered Financial Analyst. These exam-preparation concentrations were developed in conjunction with the Becker Conviser CPA Review. Concentrations in electronic commerce, international business and marketing are among those developed to broaden the scope and appeal of the original MBA program. The Keller programs and concentrations are aimed at satisfying the need for advanced education in these high demand areas.

Keller emphasizes practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. At the start of the June 2000 term, classes were being offered at thirty-six locations nationwide, including the distance education center. Several additional teaching centers are scheduled to begin offering classes in fiscal 2001. Eight of Keller's teaching sites are co-located on DeVry Institute campuses in Arizona, California, Georgia and Illinois. One classroom teaching site and the online education center are located at the Company's corporate headquarters in Illinois.

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

In addition to expanding its network of teaching locations, Keller Graduate School began offering its graduate programs online in September 1998. The Online Education Center now extends delivery of all of the master's degree programs to students who reside beyond the geographic reach of local centers, whose schedules preclude attending weekly classes onsite and/or who cannot find their desired course at the Keller center near where they live or work.

At the start of the June 2000 term, which falls primarily in the Company's fiscal year 2001, Keller Graduate School had 5,286 course-takers, an increase of nearly 700 from the previous June. Historically, the June term has been the period of lowest enrollment during the year.

Keller also provides customized educational and training programs through its Center for Corporate Education ("CCE"). CCE helps organizations achieve superior performance through work force development. CCE draws on faculty and curriculum resources at Keller Graduate School and DeVry Institutes.


Becker Conviser CPA
-------------------
In June 1996, the Company acquired the Becker CPA Review. At the time of acquisition, Becker was a leading international training firm preparing students to take the national Certified Public Accountant exam and Certified Management Accountant exam.

Between 1996 and 1999, Becker acquired several regional CPA review firms, strengthening its presence in the east coast market. In July 1999, the Company acquired the operations of Conviser Duffy CPA Review. Conviser was a national provider of CPA review courses, serving approximately 12,000 students annually at more than 200 locations. The combined operations are now known as Becker Conviser CPA Review.

For the May 2000 CPA examination, Becker offered CPA review classes at approximately 300 locations including over 40 international sites, serving over 30,000 students annually. With the Conviser Duffy acquisition, Becker teaching sites now include approximately 80 college campuses throughout the United States. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA review course conveniently packaged on CD-ROM or in an online format. The CD-ROM and online products are interactive, bridging the gap between classroom study and self study. The structured lesson plan emphasizes the "work and remember" teaching system which has been so successful in the Becker classroom environment.

Becker's proprietary course materials and teaching methods, which include video delivery formats, CD-ROM and live instruction, result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing more than one-third of all students passing the CPA exam. Becker CPA alumni now number over 250,000 since the course was founded in 1957.

The CMA exam preparation course was developed for the many accountants who have moved to the corporate management and strategic planning side of business. While the course is delivered in several classroom sites across the country, a newly developed CD-ROM based course is available to serve the self-study market. An online version of the CMA course is being developed for possible future availability.

In the spring of 2000, Becker offered a pilot version of its new CFA review course for the Level 1 examination. The number of candidates seeking the Chartered Financial Analyst professional designation now total over 70,000 annually for all the three exam levels, more than half taking the Level 1 part. Review courses for the Level 2 and 3 exams may be developed for offering in the future.


Competition
-----------
DeVry Institutes
----------------
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are more than 10,000 institutions in the United States that offer postsecondary education. The Company believes that it is one of the largest private, degree-granting, regionally accredited, higher education school systems in North America. The undergraduate DeVry Institutes and Denver Technical College compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, some large corporations, such as Motorola, now offer accredited college courses that may be applied toward degrees.

In each market, local community colleges and state universities continue to provide alternatives to students for whom lower tuition cost is a high priority. In addition, many local institutions are reaching out to partner with local businesses to expand their educational reach. Many are also recognizing the growing need for programs in information systems, networking and electronics.

New to the market are the growing number of traditional universities expanding their offerings in the online arena, including some who are forming for-profit subsidiaries to serve this market segment. Most notable are schools such as Columbia University, Cornell University, NYU,
University of Maryland and Western Governors. Many other institutes are also working to develop a presence in the online space.

A growing competitive force is the opportunity for high school graduates to secure gainful employment. Non-skilled positions (fast food, retail, etc.) garner more than minimum wage in most of our local campus markets. Positions that require some skill set (including high school vocational training) such as clerical work or the trades are much more competitive. Therefore, more high school students are willing to stay home and work for a year, take a few local classes and save money instead of leaving home immediately for college.

There are also "new" competitive pressures in addition to the traditional/historic competition that comes from community colleges, traditional universities and technical colleges. These include industry-specific certification programs, mostly aimed at the computer information area, that are being offered to high school students on their high school campus. In addition, other proprietary and community colleges are offering more short-term certificate programs as a pathway to the job market.

Publicly supported colleges may offer programs similar to those of the DeVry Institutes at a lower tuition level due to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit schools. Publicly supported colleges may also benefit from regulatory approvals not available to private schools. For example, in Florida, legislation now permits community colleges to offer baccalaureate degrees in affiliation with other public or private universities, increasing educational opportunities to students without immediate access to a four-year college campus. Tuition at independent not-for-profit institutions is, on average, higher than the tuition at the DeVry Institutes. Other for-profit schools offer programs that compete, to a limited extent, with those of the DeVry Institutes. According to Company surveys of prospective students, the most common alternative to attending a DeVry Institute is attending a four-year college.

The DeVry Institutes believe their competitive strengths include career-oriented curricula developed with regular structured employer input that helps ensure graduates learn skills that will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of their career services activities in obtaining education-related employment; their national brand name; name recognition and market presence through national advertising and student recruitment; accreditations granted to the institutes; authorization by various states to grant degrees; modern facilities; well-equipped laboratories; evening and weekend class schedules and a semester schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program that can be completed in three years. This results in a significant financial advantage to DeVry students who are able to enter the work force one year earlier than if they had attended a traditional four-year institution.

Keller Graduate School of Management
------------------------------------
Keller Graduate School competes for students in a market consisting of students seeking management skills in business and technology, additional certification or degree credentialing and educational formats oriented to working adults. In every market in which KGSM operates, there are numerous local graduate schools of business, adult education and training companies aimed at the same market segment. In addition to the local and regional competition, there are several institutions now offering working adult graduate degree programs on a national level, much like Keller Graduate School does. There is also the newer and increasing competitive pressure from a growing list of competitors providing management degree programs online.

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

Keller offers five 10-week terms each year. Classroom-based courses meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets, Keller is able to offer flexibility in course scheduling, a greater choice of elective courses and a more convenient location than its competitors. Keller also offers an accelerated format of its MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their work week. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments at Keller continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With educational centers in an expanding number of states and multiple locations within most of these states, Keller offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations. Additionally, with the inclusion of all programs in its distance delivery offerings, Keller has expanded its availability to all qualified students without regard to their location or daily schedule. By delivering courses both on-site, in an expanding number of sites, and online, Keller Graduate School benefits from the competitive advantage of enhancing student satisfaction and success with this scheduling and format flexibility.


Becker Conviser CPA
-------------------
Becker competes with other methods of CPA exam preparation by self-study; firm-sponsored courses; courses offered by colleges and universities; and by other private training companies. On a national basis, Becker competes with self-study and online programs. Local competition is often unique in the various metropolitan areas where Becker operates. According to reports by the National Association of State Boards of Accountancy, two-thirds of first-time CPA candidates and more than half of repeat candidates reported participating in a review course in the six months prior to taking the exam. Taking a privately offered course was cited by 88% of these first-time candidates and 90% of repeat candidates, with college and firm-sponsored courses representing the remainder. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students. Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each of the four areas of specialty included in the exam. In addition, Becker's CD-ROM and online courses offer a wider range of study alternatives than other course providers. Becker's CPA courses undergo regular review and revision to stay current with the latest accounting practice. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses but not passing the CPA exam are testimony to the quality and value of the Becker methodology.

CPA candidates can also take the Becker review course content and methodology in conjunction with their Keller Graduate School MBA or MAFM programs in most states in which Keller offers classes, earning full graduate academic credit. These credits can also be used to fulfill educational requirements to sit for the CPA exam. This provides both Becker and Keller with an important competitive advantage. To further extend the marketing and operational benefits of joint operation, Becker offers classes at many of the Keller Graduate School locations. Becker classes are also offered on several DeVry Institute campuses.

The competition in the CMA review market is more limited, consisting of several local market and a few regional programs. Becker's redesigned CMA course is offered in a classroom setting in selected large markets. It is offered on CD-ROM for the self-study market and plans for future online delivery, also for the self-study market, will offer students complete flexibility in the method of delivery they prefer. Furthermore, the Becker name and reputation for quality and student success help differentiate Becker in this market. In both the November 1999 and May 2000 exams, the top three exam scores world-wide were awarded to Becker course graduates.

The CFA review course, like the CMA course, will be offered live in a classroom setting in selected large markets, several of them international. Plans for delivery by CD-ROM, online, or other means are being considered for the future. The Becker course is a complete CFA exam review, geared toward helping the student gain specific knowledge of the material, rather than the more traditional study aids or "cram" courses offered by competitors.


Student Recruiting
------------------
DeVry Institutes
----------------
Students at the DeVry Institutes are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the recruiting process because a significant portion of the DeVry

Institutes' students come from outside the immediate area in which the DeVry Institute campus they attend is located. The percentage of enrollment coming from these two recruiting sources varies campus by campus, depending largely on the school's location and the size of the local market area. Overall, admissions representatives currently generate over 70% of DeVry Institutes' total enrollments. The DeVry Institutes employ over 500 admissions representatives and field recruiters throughout the United States and Canada. In order to recruit students in certain states and Canadian provinces, representatives and recruiters must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit the payment of commissions, bonuses or incentives for student recruitment. The Company believes that its method of representative and recruiter compensation complies with the regulations.

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

Field student recruiters are salaried, full-time Company employees. Field recruiters meet individually with prospective students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited nearly 9,000 high schools in North America last year and made presentations on career choices and the importance of a college education. These presentations provide a service to high school educators by providing a resource for educating students on careers in technology related fields. The outcome of these presentations is the collection of career surveys from high school juniors and seniors. These surveys provide a large and important source of leads for student recruitment.

Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. Recruiting opportunities also exist to U.S. military veterans with military-specific technical training. Veterans are attracted to DeVry's practical career-oriented education, and DeVry's locations across the U.S. are often near the home area to which the veteran will relocate. DeVry Institutes' long history of providing educational services to former military personnel and the success of the Keller Graduate School and DeVry Institute distance education programs should help in securing a place for filling the U.S. Army distance education initiatives for current personnel.

In support of its admissions representatives and field recruiters, DeVry Institutes advertise on television and radio, in magazines and newspapers, on various Internet sites, and utilize telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by their employers, alumni or currently enrolled students. In addition to these more traditional recruiting methods, DeVry's own Internet site provides another avenue for students to receive information about and apply for admission.

To help attract more high school students to careers in information technology, the U.S. DeVry Institutes, in conjunction with the U.S.

Department of Commerce's Office of Technology Policy, produced and distributed an "I.T. is IT" brochure. This brochure, which introduces technology careers, is being distributed to high schools nationwide.

To be admitted to a DeVry Institute program in the United States, an applicant must be either a high school graduate or have a General Education Development ("GED") certificate or hold a degree from an accredited postsecondary institution and complete an interview with a DeVry admissions representative. In Canada, an applicant must either meet the same criteria as in the U.S. or meet "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the DeVry Institutes implemented the Computerized Placement Tests ("CPT") which were designed in collaboration with The College Board and Educational Testing Service. These exams help DeVry Institutes serve the needs of their students by better assessing students' achievement levels and developmental needs during the admission process. Since its introduction, minimum admission and placement scores on the CPT have been raised several times in an effort to better select and serve those students most likely to successfully complete their educational program. Submission of ACT or SAT examination scores deemed appropriate for the desired program or the submission of acceptable grades in qualifying college-level work completed at an approved postsecondary institution can also be used to meet DeVry Institute admission requirements.

To assist students who live distant from the DeVry Institute campus that they attend, DeVry Institutes help students secure local living arrangements. While DeVry Institutes have no dormitory facilities, lists of nearby available private apartments or rooms are maintained for students' convenience. In addition, most DeVry Institutes maintain furnished apartments for shared rental by students. Housing rental and fees are paid to DeVry who contracts with the property owner. Thus DeVry becomes the students' landlord and students are assured of a fixed rental charge per month.


Denver Technical College
------------------------
Denver Technical College recruits new students with advertising on television, radio and in newspapers aimed primarily at the local market areas in which its campuses are located and from inquiries to its Internet site. Other promotional activities include attending career expos and job fairs. Similar in fashion to DeVry Institute operations, Admissions representatives conduct student interviews and oversee the application process. Representatives also visit local high schools, but student interviews are generally conducted on-campus because of the applicants' proximity.


Keller Graduate School Of Management
------------------------------------
Keller Graduate School recruits students primarily through direct mail, radio advertising, telemarketing, print advertising and referrals from employers, alumni or current students. Keller's Internet site is also becoming a valuable source of applicant inquiries. Keller employs on-campus admissions representatives at each teaching center who meet with, counsel and evaluate admission qualifications of prospective students. To be admitted to a Keller program, applicants must hold a baccalaureate degree from a U.S. institution that is accredited by or in candidacy status with a regional accrediting agency. Foreign applicants must hold a degree recognized to be equivalent to a U.S. bachelors' degree. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test ("GMAT"), the Graduate Record Examination ("GRE") or Keller's alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidate's academic credentials, entrance test scores and personal interview.

Becker Conviser CPA
-------------------
Becker markets its courses directly to potential students and to some of their employers, e.g., the large national and regional accounting firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA, CMA or CFA review courses. The Becker Internet site provides another source of information to interested applicants. Becker also enrolls many students who have previously completed a competitor's course or a self-study program but were unable to pass the exam.

According to data published by the National Association of State Boards of Accountancy, the number of CPA examination candidates has declined each year from the all-time high of approximately 144,000 in 1990. A major reason for the decline in the number of CPA candidates is the continuing implementation of the 150 hour requirement. To date, 49 of the 54 states and U.S. territories have passed a form of the legislation that requires 150 semester units (the equivalent of five years of college) before a candidate may sit for the CPA exam. This has the effect of delaying enrollment in Becker's review class by some students in those states. As of the May 2000 exam, 29 jurisdictions have implemented the law and 15 other states and territories are scheduled to implement the law within the next three years. By the end of 2001, the 39 jurisdictions that will have implemented the 150-hour requirement will account for over 65% of the total pool of candidates for the CPA examination.

In response to the 150 hour requirement, many of the top colleges and universities have designed their accounting programs to add a fifth year, either with a master of accounting curriculum or in connection with their MBA programs. To capitalize on the opportunity, Keller Graduate School of Management introduced its Master of Accounting and Financial Management program in 1998. The MAFM program includes tracks for CPA, CMA, and CFA candidates and culminates with a Becker Conviser review course for credit.

To further overcome the recruiting challenges of the 150 hour laws, Becker has introduced the CPA review course on CD-ROM and online for students who are unable to attend classroom based instruction, and with the acquisition of the national Conviser Duffy CPA Review, expanded the Becker presence onto numerous college campuses across the country.


Accreditation and Approvals
---------------------------
Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure that these institutions maintain the levels of performance, evidence institutional and program improvement, demonstrate integrity and fulfill other requirements established by the accrediting body.

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

DeVry Institute and Keller Graduate School are each accredited by the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools ("NCA"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. The DeVry Institutes and Keller accreditations were last reaffirmed by the North Central Commission in 1992 for the maximum ten year period.

A scheduled interim progress monitoring visit was conducted at the DeVry Institutes in May 1997. The next comprehensive Institute evaluation visit is scheduled for August 2002. The required NCA self-study process is underway, coordinated by DeVry Institutes' Vice President of Academic Affairs and involving a Steering Committee of institute presidents and deans, supported by faculty and staff throughout the entire system.

The next comprehensive evaluation visit by the North Central Commission to Keller Graduate School is scheduled for April 2002. The Keller required self-study process is currently underway.

Accreditations of the DeVry Institutes and Keller in the United States and of the DeVry Institutes in Canada are as follows:

-------------------------------------------------------------------------------
UNITED STATES                                  CANADA
--------------------------------------        ---------------------------------

Commission on Institutions of                 The Electronics Engineering
Higher Education of the North                 Technology and Electronics
Central Association of Colleges and           Engineering Technician programs
Schools.                                      are accredited by the Canadian
                                              Technology Accreditation Board
The baccalaureate Electronics                 (CTAB).
Engineering Technology (EET)
programs at all DeVry U.S.
campuses, except Tinley Park, North
Brunswick, Fremont, West Hills,
and Alpharetta, and the Electronics
Technology program at DeVry/New
York, are separately accredited by
the Technology Accreditation
Commission of the Accreditation
Board of Engineering and Technology
(TAC of ABET).  The associate-level
EET program at DeVry's North
Brunswick campus is also TAC of
ABET accredited.  The Tinley Park,
North Brunswick, New York, Fremont,
West Hills and Alpharetta DeVry
Institutes will apply for TAC of
ABET accreditation once their first
classes have graduated.
-------------------------------------------------------------------------------

Denver Technical College is accredited by the Accrediting Commission of Career Schools/Colleges of Technology ("ACCSCT"), Washington D.C. The ACCSCT is listed by the U.S. Department of Education as a nationally recognized accrediting agency.

In the United States, each DeVry Institute is approved to grant associate and bachelor's degrees by the respective state in which it is located. In New Jersey, however, authorization is at the bachelor's degree level for only the Electronics Engineering Technology and Telecommunications Management programs and at the associate degree level for four programs - Business Administration, Electronics Engineering Technology, Computer Information Systems and Telecommunications Management. Students at the DeVry Institute, North Brunswick, may upon completion of their associate's degree, transfer to other DeVry Institutes to complete bachelor's degree requirements.

Under current Canadian law, the Canadian DeVry Institutes are not permitted to grant degrees. However, students at the Canadian Institutes may transfer to DeVry Institutes in the U.S. to complete their degree requirements. In 1995, the Alberta Department of Advanced Education, the State of Arizona and the Commission on Institutions of Higher Education of the North Central Association of Colleges and Schools approved the DeVry Institute in Phoenix to offer its bachelor of science degree-completion program on the Calgary campus. This allows students attending classes at the Calgary campus to complete their degree studies without relocating to a campus in the United States. Students attending one of the Toronto-area campuses may transfer to Calgary to participate in this program rather than transferring to a DeVry campus in the United States. Both the Calgary and Toronto-area campuses are seeking degree granting authority from their respective Provincial regulatory bodies.

Denver Technical College is authorized by the Colorado Commission on Higher Education as a private college or university under the Degree Authorization Act to award baccalaureate and associate degrees.

Keller Graduate School is authorized to operate and award degrees under authority of the Illinois Board of Higher Education and the appropriate approval boards in the other states in which it has operations.

State and Provincial Approval and Licensing
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and grant degrees. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted over $6 million of surety bonds with state and local regulatory authorities in the U.S. and more than $1 million (CDN) of surety bonds with regulatory agencies in Canada. In Colorado, Denver Technical College has agreed to maintain a reserve cash account in lieu of other security arrangements. Certain states have set standards of financial responsibility different from those prescribed by federal regulation. The Company believes it is currently in material compliance with state and Canadian provincial regulations. If the Company were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.


Tuition and Fees
----------------
Effective with the summer 2000 term, tuition at most of the DeVry Institutes in the United States for two semesters (one academic year) ranged from $8,250 to $8,325. Variations in tuition depend on term of enrollment. The Fremont, California, Long Island City, New York, and Orlando, Florida, Institutes, charge tuition ranging from $9,250 to $9,325. Students enrolled on less than a full time basis are charged somewhat lower tuition. DeVry's tuition rates are substantially below the average tuition at four-year independent institutions but substantially higher than the average at four-year publicly supported institutions. DeVry's increase in tuition from spring 1999 was approximately six percent. This increase approximates the rate of increase at many other postsecondary education institutions. Based upon current tuition rates, for a student enrolled in DeVry Institutes' five term Electronics Technician program, total tuition cost would range from $20,725 to $23,225. For a student enrolled in the nine term Computer Information Systems program, total tuition cost based upon current rates would range from $37,225 to $41,725.

Tuition for DeVry Institutes' online Business Administration program is $330 per credit hour. Based upon the current tuition rate, the total program cost would be $40,945.

Effective with the summer 2000 term, tuition in Canada ranged from $7,370 to $7,655 (CDN) for the two semester period, an increase of more than five percent from spring 1999. Variations in tuition depend upon the campus attended and the term of enrollment.

Tuition at Denver Technical College ranges from $135 to $225 per credit hour. Variations in tuition depend upon the program in which the student is enrolled.

Effective with the September 2000, term, Keller Graduate School tuition per course (four quarter credit hours) ranges from $1,125 to $1,425, depending on the state in which the student is enrolled. This compares to tuition rates from $1,065 to $1,305 implemented in September 1999. The price for courses taken online is $1,530.

The price of the complete classroom Becker CPA review course is $1,690, which includes an enrollment fee. The complete CPA review course on CD-ROM is priced at $1,390 and, if taken online, the complete course is $1,890.

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

The Company believes that more than 70% of the U.S. DeVry Institutes' students receive some government-sponsored financial aid and that a similar percentage of the students attending the Canadian DeVry Institutes receive some government-sponsored financial assistance. A 1996 National Postsecondary Student Aid Study found that approximately 80% of full-time students attending private four-year institutions received some form of financial aid. A substantial portion of the students attending Denver Technical College's day and evening programs also finance their education through government aid programs and employer tuition reimbursement plans.

The Company believes that approximately 30% of Keller Graduate School students receive government-sponsored financial aid. In addition, approximately 85% of Keller students are believed to receive some tuition reimbursement assistance from their employers. Students attending the Becker CPA, CMA or CFA review courses are not eligible for financial aid, but many of them receive partial or full tuition reimbursement from their employers.

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

The 1997 Tax Relief Act provided several new incentives to help students finance their education. First, employer-provided undergraduate educational assistance of up to $5,250 per year remains excluded from taxable income for courses beginning prior to December 1, 2001. Second, a HOPE tax credit of up to $1,500 for each student has been provided for expenses paid during each of the first two years of college. For college juniors, seniors, graduate students and employees upgrading skills, a Lifetime Learning Credit of up to $1,000 per year has been provided, increasing to $2,000 after January 1, 2003. Also, student loan interest expense during the first 60 months of repayment, in amounts ranging from $1,500 in 1999 to $2,500 in 2001 and beyond, will be allowed as a deduction from taxable income.

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

In 1998, the Department of Education introduced a new standard of financial responsibility test. The standard is based upon a composite score of three ratios which are designed to measure various aspects of an educational institution's financial stability. The Company believes that, based upon its computations, it has demonstrated a high level of financial stability as measured by these tests. Failure to achieve these financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a surety bond to permit its students to continue to participate in federal financial assistance programs. In addition to the regulations and standards which must be met by the institution, student recipients of financial aid must maintain satisfactory progress toward completion of their program of study and an appropriate grade point average.

Institutions that participate in Title IV financial aid programs must disclose information about student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. For the U.S. DeVry Institute system, completion rates have generally improved over the past several years. Completion rates, as defined by the Act, at each of the U.S. DeVry Institutes generally fall within the range of completion rates, as published by U.S. News and World Report, 2000 America's Best Colleges, at selected four-year urban public colleges in the areas in which DeVry Institutes operate. DeVry also admits many students who previously attended another college and who are not permitted to be included in these completion rates statistics. Completion rates for the students entering DeVry with previous college experience are generally higher than for first-time students.

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

In the United States, the Company has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 1999, and its independent accountants are currently conducting the required audits of the one year period ending June 30, 2000. The Department of Education may periodically conduct site visits at any of the Company's locations as a part of its program of periodic review of the administration of student financial assistance programs. A one-week review of the DeVry Decatur (Atlanta) Institute was conducted in September. To-date, no report of the review has been issued. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the Company and resulted in a substantial curtailment of the Company's participation in government grant or loan programs, the Company could be adversely affected.

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

The following is a description of the U.S. and Canadian financial aid programs in which the Company's students participate:

United States Government Financial Aid Programs: The following U.S. Department of Education financial aid programs under Title IV of the Higher Education Act are utilized by the Company's students in the United States:
(1) Federal Pell Grant ("Pell"), (2) Federal Supplemental Educational Opportunity Grant ("SEOG"), (3) Federal Family Education Loan Program ("FFELP"), (4) Federal Perkins Direct Student Loan program ("Perkins"), (5) Federal Work Study ("FWS") and (6) William D. Ford Federal Direct Student Loan Program ("FDSL").

          GRANTS: These funds, made available by the government to eligible students who demonstrate financial need, do not have to be repaid.
     The Company's students are eligible to participate in the Pell and SEOG Grant programs, which are programs for undergraduate students. Eligible students can receive a Pell grant ranging in amount from $400 to $3,300 per year. SEOG is a supplement to the Pell grant, available to only the neediest students because SEOG funds are limited in amount at each institution based upon a federally-determined formula. In addition to these federal assistance funds, DeVry is required to make a 25% institutional matching contribution of all federal SEOG funds. The institutional matching contribution may be satisfied, in whole or in part, by DeVry Institutes' scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

          LOANS: Students at the DeVry Institutes participate in the Stafford and PLUS programs within the FFELP, FDSL and in the Perkins loan program.

             STAFFORD LOANS: A subsidized Stafford loan, awarded on the basis of need, is a low interest loan with interest charges and principal repayment not scheduled to begin until six months after a student no longer attends school on at least a half-time basis. An unsubsidized Stafford loan may be awarded to students who do not meet the needs test and incurs interest charges from the time the loan is disbursed; however, the interest payment may be deferred until the principal payments begin.

             PLUS LOANS: A PLUS loan enables parents of a dependant student to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin upon receipt of the loan.

             PERKINS LOANS: A Perkins loan is a low interest loan available to only those students who demonstrate exceptional financial need. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. New funding from the Department of Education is limited in amount based upon federally determined rules.

Historically, over 80% of the financial aid received by students attending the Company's U.S. DeVry Institutes has been provided by federal student loans. Students at Keller Graduate School currently participate in the FDSL and FFELP, which represent 100% of the federal financial aid received by these students.

In 1993, Congress passed legislation creating the Direct Student Loan Program. Under this program, students may complete all loan application and processing steps at their educational institution. Besides the benefit of one-stop processing, which can be done at the institution in conjunction with the application for aid under other programs, this loan program offers other benefits to student borrowers, such as income-based repayments, lower loan fees and lower loan interest rates. Several DeVry Institutes participate in this program. The U.S. Congress has considered various proposals to eliminate this program or to cap loans made under this program at some percentage of all federal student loans. Federal student loans would still remain available to the Company's eligible students under the Stafford program should Direct Student Loan availability be curtailed for the DeVry Institutes that participate in the Direct Loan program.

       WORK STUDY: Work Study wages are generally paid 75% from federal funds and 25% from qualified employer funds. Work opportunities, both on or off-campus, under FWS are offered on a part-time basis by the U.S.
     DeVry Institutes to undergraduate students who demonstrate financial need.

State Financial Aid Programs: In addition to the various federal loan and grant programs, state grant and loan assistance may be received by eligible students attending DeVry Institutes in Arizona, California, Georgia, Illinois, Ohio, New Jersey and New York.

Denver Technical College: Students attending Denver Technical College participate in the same federal undergraduate financial aid programs as students attending a DeVry Institute. In addition, there are several State of Colorado programs available to students attending DTC.

"90/10 Rule": This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as the Company. Under this regulation, students attending a for-profit institution that derives more than 90% of its revenues from federal financial assistance programs in any year are not able to participate in these programs for the following year. This regulation is commonly referred to as the "90/10 rule." Prior to 1999, the rule permitted only 85% of revenues to be collected from federal financial assistance programs. When the limit was increased to 90% the definition of revenues was modified to exclude those funded by institutional scholarships. Final data for fiscal 2000 are not yet complete but, in 1999, the U.S. Institute system derived less than 70% of its revenues from these programs.

Keller Graduate School derives approximately 30% of its revenues from these defined aid programs.

Each of the DeVry Institutes (except for the Long Beach, California, and West Hills, California, Institutes, which currently operate as an additional location of the Pomona, California, Institute, the Fremont, California, Institute which currently operates as an additional location of the Phoenix, Arizona, Institute, the Alpharetta, Georgia, Institute, which currently operates as an additional location of the Decatur, Georgia, Institute, the Long Island City, New York, Institute, which currently operates as an additional location of the Columbus, Ohio, Institute, the Tinley Park, Illinois, Institute which currently operates as an additional location of the Addison, Illinois, Institute and the Orlando, Florida, Institute, which will operate as an additional location of the Addison, Illinois, Institute), Denver Technical College and Keller is established as a separate institution under the Higher Education Act ("HEA") provisions and must separately meet the criteria for the "90/10 rule" and loan default rates.

Canadian Government Financial Aid Programs: Canadian students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to students who are Canadian citizens or permanent residents of Canada enrolled at approved postsecondary institutions. Students from Quebec are eligible for loans under the Quebec Student Loan Plan. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Canada Study Grants for students whose financial needs and special circumstances cannot otherwise be met, tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans are also available to qualified applicants to help finance their educations. All other forms of government financial aid in Canada, both loans and grants, are financed and administered by the provinces.

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

Company-Provided Financial Assistance: The Company's EDUCARD Plan is available to students attending the U.S. DeVry Institutes. Similar installment payment plans are being developed for the Canadian DeVry Institutes. The EDUCARD Plan is an installment loan program designed to assist students unable completely to cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes. Repayment of EDUCARD Plan balances is negotiated in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12 months following a student's graduation or termination of study. The receivable balance related to Company-provided financial aid at the U.S. DeVry Institutes at June 30, 2000, was approximately $15.5 million. In fiscal 2000, student accounts receivable increased at approximately the same rate as tuition revenues. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance.

In September 2000, several DeVry Institutes began a supplementary loan program trial with funding from private lenders. This new program is aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. This program, with longer repayment periods, lower monthly payments and generally lower interest rates on borrowings than offered by EDUCARD, is intended as an alternative to the current EDUCARD program. Results of the trial will be evaluated over the coming terms and, if successful, may be implemented at additional DeVry Institute campuses.

In addition to the student financial assistance provided by the EDUCARD Plan, the U.S. and Canadian DeVry Institutes offer a numerous scholarships to current high school graduates. Scholarship offers have been made to high school graduates in previous years and are expected to be offered in the future. To attract students who attend community or junior colleges, the U.S. DeVry Institutes also offer a limited number of half-tuition scholarships to recent graduates from accredited community/junior colleges. The DeVry Institutes have also provided funds in the form of institutional grants which help students most in need of financial assistance.

At Keller, students who wish to defer tuition payment may choose from several deferred payment plans and students eligible for tuition reimbursement plans may be able to have their tuition billed directly to their employer.


Student Loan Defaults
---------------------
The Company believes that, historically, federal student loans represented more than 80% of the federal aid received by students at the U.S. DeVry Institutes and 100% of the federal aid received by students at Keller Graduate School. For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority student populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions whose students have high loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. No DeVry Institute has ever had a FFELP cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year. Default rates for the FDSL program have not yet been reported.

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

According to preliminary, pre-published reports by the U.S. Department of Education, the U.S. DeVry Institutes had FFELP student loan cohort default rates for 1998 (the latest year for which statistics are available) ranging from 1.1% to 18.5%. The weighted average DeVry Institute system's FFELP cohort default rate is preliminarily reported at less than 13.0%. The reported rates for 1998 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 1999. Cohort default rates are subject to revision by the Department of Education as new data becomes available and are subject to appeal by schools contesting the accuracy of the data. For 1997 (the latest year for which "final" statistics are available), the U.S. DeVry Institutes' weighted average FFELP cohort default rate was 15.1%.

No DeVry Institute has had a FFELP cohort loan default rate greater than 25% in any of the past 5 years. Default rate management plans and reduction initiatives have been implemented at each institute. No DeVry Institute is subject to any restrictions or termination under the student loan program.

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

The DeVry Institutes Perkins loan cohort default rates for 1999 (the latest year for which statistics are available) range from 11.6% to 22.8%. The U.S. DeVry Institutes weighted average Perkins loan cohort default rate was approximately 18.2%. For 1998, the DeVry Institutes' Perkins loan default rates ranged from 12.0% to 25.6%, and the U.S. DeVry Institutes weighted average Perkins loan cohort default rate was approximately 21.7%. Several institutes receive reduced new funding for the Perkins loan program because their default rates exceed the 20.0% regulatory thresholds. At these institutes, new loans continue to be granted but at lower levels than if the full amount of new federal funding were received. Because of the relatively small amounts of funding available for this program relative to other available financial aid programs, the reduced level of funding has not had a material effect on the availability of total financial aid available to DeVry students. Student counseling and additional collection efforts, including the assistance of an outside loan service agency, have been implemented at each institute and have, in part, contributed to the current reduction in default rates.


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

The shortage of skilled employees has placed an increased premium on educated workers in our economy as evidenced by the widening gap in wages of college vs. high-school graduates to more than 100% from approximately 50% in 1980. It is estimated that 85% of the jobs in the United States currently require education or training beyond high school, up from only 65% as recently as 1991.

DeVry Institutes attempt to gather accurate data on the number of their graduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the quality of information that graduates report to the DeVry Institutes. At the U.S. DeVry Institutes, there were more than 44,000 graduates over the ten-year period ending October 1999, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the more than 43,000 graduates who actively pursued employment or were already employed, more than 93% held positions in their chosen fields within six months of graduation.

Full and part-time U.S. undergraduate degree and diploma program graduates for the three classes which ended in calendar year 1999, and for the three classes which ended in calendar year 1998, were employed in their chosen field within six months of graduation, based on data reported to the DeVry Institutes, as follows:

      THE U.S. DEVRY INSTITUTES' UNDERGRADUATE EMPLOYMENT STATISTICS(1)

                                                    Percent of
                                                    Graduates
                                                    Who
                               Number of              Actively
                               Graduates              Pursued
                               Who         Number of  and
                               Actively    Graduates  Obtained
                               Pursued     Employed   Employment
                               Employment  in         and Those    Percent
                  Number       or Were     Education  Who were     Of Net
                  of Net       Already     Related    Already      Graduates
                  Graduates(2) Employed(3) Positions  Employed(3)  Employed(2)
                  ------------ ----------- ---------  -----------  -----------

Calendar Year
1999 Graduating
Classes (2/99,
6/99, 10/99)        5,622        5,499       5,230      95.1%        93.0%


Calendar Year
1998 Graduating
Classes (2/98,
6/98, 10/98)        4,829        4,741       4,544      95.8%        94.1%


       (1)Does not include graduates of the one year post-baccalaureate Information Technology program.

       (2)Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

       (3)Does not include students who actively pursued employment for less than 6 months and did not obtain employment.



The 1999 graduates achieved average annual starting compensation that varied by program of study, ranging from $29,635 to $46,190. Individual compensation levels vary depending upon the graduate's experience, program of study and geographic area of employment.

In Canada, for the three classes which ended in calendar year 1999, 92.3% of eligible graduates who actively pursued employment, had obtained employment or were already employed in their chosen field within six months of graduation. This includes those students who received diplomas, who received bachelor's degrees through the DeVry Phoenix Institute's degree completion program in Calgary and those students who completed their degree requirements at a U.S. DeVry Institute but does not include graduates of the one year Information Technology program.

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

At DTC, Career Services Department personnel assist students in resume preparation, job search strategies and interviewing skill development. To further assist its students in obtaining employment upon graduation, DTC offers a unique Skills Guarantee Program. This program guarantees to qualified employers that the DTC graduate possesses a specific set of job skills. If an employer hires a graduate who fails to demonstrate these skills, DTC will reimburse the employer the graduate's first month's salary, up to $1,500. Claims under this guarantee program have been minimal to-date.

For the four DTC classes that ended in calendar year 1999, 93.5% of those graduates that actively pursued employment had obtained, or were already employed, in their chosen field within 6 months of graduation.

Keller Graduate School maintains a career services office to assist current and past graduates. This office offers a full range of services designed to enhance each individual's career development skills and is available to graduates, at no charge, on a lifetime basis.


Seasonality
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at the DeVry Institutes, DTC and Keller typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment occurs during the summer months. Becker Conviser experiences higher enrollments for its courses beginning in June and July leading to the fall CPA exam than for its classes beginning in December and January leading to the spring CPA exam.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 10 to the Company's Consolidated Financial Statements, "Quarterly Financial Data."


Administration and Employees
----------------------------
Each of DeVry Institutes' campuses is managed by a president and has a staff of academic deans, faculty and academic support staff, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to the Company's vice president of admissions. A similar organizational structure is employed at DTC. Each Keller Graduate School center is managed by a center director and has admissions representatives and appropriate academic and administrative support staff. Becker Conviser is managed by an administrative staff headquartered in Los Angeles and Oakbrook Terrace and by regional administrative staff which support instructors and coordinate local recruiting efforts.

The Company has more than 3,600 regular full- and part-time employees.
Over 300 of these employees are at the corporate headquarters in Oakbrook Terrace, Illinois. In addition, the Company employs more than 1,500 students during peak periods as faculty assistants and in other part-time positions. None of the Company's employees is represented by a union. The Company believes that its relationships with its employees are satisfactory.


Faculty
-------
Each DeVry Institute's campus president hires academic deans and faculty members in accordance with criteria established by the Company and applicable state law. Most faculty members teaching in technical areas have related industry experience. The DeVry Institutes have initiated sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities to maintain and enhance their currency and teaching skills. Faculty members are evaluated each semester based on student comments and observations by an academic dean. There are more than 900 full and part-time faculty member employees among all of DeVry Institutes' campuses. More than 80% of DeVry Institutes' full-time faculty member employees hold advanced academic degrees. In addition, DeVry Institutes engage adjunct and visiting faculty, as needed, mostly in the evening programs. Recruiting qualified new faculty members for some upper term technical courses has become more difficult as the economic expansion cycle continues. In some classes, regular full-time faculty have been supplemented with adjunct faculty teaching on a part-time basis while maintaining employment in their technical field of specialty.

Keller Graduate School faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, Keller has begun selectively utilizing full-time faculty to respond to student demand in rapidly developing areas and to meet licensing approval requirements in certain states. Less than 10% of Keller's instructors, excluding staff members who regularly teach, are full-time employees. More than 90% of Keller's faculty have advanced degrees. Keller draws upon more than 800 active faculty who teach courses as needed throughout the year. Becker's faculty, numbering more than 500 each term, are primarily practicing professionals who teach part-time on a course-by-course basis.


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

ITEM  2 - PROPERTIES
--------------------

DeVry Institutes
----------------
DeVry Institute campuses are located in both suburban communities and urban neighborhoods. They are easily accessible to major thoroughfares. Each Institute campus includes teaching facilities, admissions and administrative offices. Teaching facilities are housed in modern buildings that include classrooms, laboratories, libraries, bookstores and student lounges. Electronics laboratories include PC-based instrumentation and microprocessor development/circuit simulation systems along with analog and digital oscilloscopes, digital multimeters, power supplies, signal generators and other equipment. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricula areas. Resources available to students include access to a central mainframe owned and operated by a third party, UNIX and numerous software packages supporting a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum. Telecommunications laboratories provide central office simulation, PBX administration, inter-networking and teaching LAN environments.

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

In New York, the Company completed renovation on a leased site in Long Island City. Classes were offered for the first time in November 1998, the start of the fall term. Initially occupying approximately 96,000 square feet, expansion construction is underway, increasing the campus size by 59,000 square feet with expected occupancy for the fall 2000 term.

A parcel of land was purchased in the fourth quarter of fiscal 1997 in the San Fernando Valley (West Hills), California, for construction of a third campus in the Los Angeles area. Purchase of an adjoining parcel of land, necessary to complete the site, was completed in August 1997. Construction was completed on this 105,000 square foot Company-owned facility and classes were first offered beginning in November 1999 for the fall term.

In Phoenix, Arizona, Pomona, California, and Kansas City, Missouri, the Company leases additional space in adjacent office buildings in order to relocate some administrative functions, permitting space within the campus building to be used for additional classrooms and laboratories. These expansions were necessary to accommodate increased student enrollments.

At the Chicago DeVry Institute, construction began in 1998 on a 53,000 square foot expansion. Located on the same Company owned property, and adjacent to the existing facility, this expansion, which became available during for the fall 1999 term, permits further enrollment growth and an enhanced environment for the students, faculty and staff.

In fiscal 1999, the Company purchased approximately 16.9 acres of land in Tinley Park (Chicago), Illinois, for construction of a 65,000 square foot DeVry Institute. Construction was completed and classes were offered for the first time in the summer 2000 term.

Renovation and expansion of the Columbus DeVry Institute was begun in 1999. This project, currently nearing completion, increases the campus size to approximately 114,000 square feet and replaces the 14,400 square feet of adjacent modular space currently in use.

The owner of the Addison (suburban Chicago) Institute acquired an adjacent parcel of land and constructed approximately 20,000 square feet of additional classroom and administrative space to accommodate increased enrollments. This space was completed and occupied for the summer 2000 term.

Additional DeVry Institute facility renovations and expansions may be undertaken in the future to improve and expand operations.

In Orlando, Florida, the Company is nearing completion of construction on a leased campus of approximately 72,000 square feet with classes scheduled to begin in the fall of 2000.

In Seattle, Washington, the Company has completed the acquisition of approximately 11 acres of land for the construction of a new Institute with classes expected to be offered in the summer of 2001.

The table below sets forth certain information regarding each of the properties at which the DeVry Institutes and DTC conducted educational operations at June 30, 2000:

                         DeVRY INSTITUTE CAMPUSES
                         ------------------------
                                                 Full and
                                June 2000        Part-Time
                                Area             Students
                                (Approximate     Attending
                                Square Feet)     Spring 2000     Ownership
                                ------------     -----------     ---------
Phoenix, Arizona                   120,200           3,457         Owned
Alpharetta (Atlanta), Georgia       65,000           1,356         Leased
Decatur (Atlanta), Georgia         107,500           2,764         Owned
Chicago, Illinois                  160,000           3,898         Owned
Addison (Chicago), Illinois        110,000           3,846         Leased
Kansas City, Missouri               74,500           2,479         Owned
Columbus, Ohio                     114,000           3,264         Owned
North Irving (Dallas), Texas        95,250           2,952         Leased
Long Island City, New York          96,000           1,314         Leased
Pomona (Los Angeles), California   100,500           3,460         Leased
Long Beach (Los Angeles),
  California                        98,240           2,617         Leased
West Hills, (Los Angeles),
  California                       105,000             543         Owned
Fremont (San Francisco),
   California                       99,000           1,522         Owned
North Brunswick, New Jersey         99,000           3,546         Owned
Denver Technical College
   Denver, Colorado                 98,000           1,798         Owned(1)
Calgary, Alberta, Canada            70,000           1,387         Leased
Scarborough (Toronto), Ontario,
  Canada                            44,800             994         Leased
Mississauga (Toronto), Ontario,
  Canada                            60,600           1,133         Leased
                                                    ------
                                                    42,330
                                                    ======
----------------------

     (1) Includes 28,000 square foot leased facility in Colorado Springs, Colorado.



Keller Graduate School
----------------------
Keller centers are housed in modern buildings whose locations are chosen primarily for their convenience to students. Keller centers, which mostly range in size from approximately 4,000 to more than 10,000 square feet, include teaching facilities, admissions and administrative offices. Each

Keller facility has an information center designed to enhance students' success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; sample business plans; popular business periodicals; videos of selected courses; a career services video and texts, and access to more than three hundred electronic data-bases.

During fiscal 2000, Keller opened five new teaching centers. Additional new centers are planned for opening in fiscal 2001 and beyond.

At the start of the April 2000 term, the last complete term in fiscal 2000, approximately 6,595 course-takers were enrolled in Keller's classroom and distance education programs. The table below sets forth certain information regarding each of the properties at which Keller conducted educational operations in the April, 2000, term:

                      KELLER GRADUATE SCHOOL CENTERS
                      ------------------------------

                                                April 2000
                                                Ownership
                                                ---------
          Chicago Loop, Illinois                  Leased
          Chicago/O'Hare, Illinois                Leased
          Schaumburg, Illinois                    Leased
          Lincolnshire, Illinois                  Leased
          Oakbrook Terrace, Illinois              (1)
          Lisle, Illinois                         Leased
          Orland Park, Illinois                   Leased
          Elgin, Illinois                         Leased
          Merrillville, Indiana                   Leased
          Tysons Corner, Virginia                 Leased
          Crystal City, Virginia                  Leased
          Bethesda, Maryland                      Leased
          Milwaukee, Wisconsin                    Leased
          Waukesha, Wisconsin                     Leased
          St. Louis, Missouri                     Leased
          St. Louis, Missouri (downtown)          Leased
          Kansas City, Missouri                   (2)
          Kansas City, Missouri (downtown)        Leased
          Phoenix, Arizona                        (2)
          Scottsdale, Arizona                     Leased
          Mesa, Arizona                           Leased
          Denver, Colorado                        Leased
          Decatur, Georgia                        (2)
          Atlanta, Georgia                        Leased
          Alpharetta, Georgia                     (2)
          Atlanta/Buckhead, Georgia               Leased
          Pomona, California                      (2)
          Long Beach, California                  (2)
          Irvine, California                      Leased
          San Diego, California                   Leased
          Fremont, California                     (2)
          West Hills, California                  (2)
          Tampa Bay, Florida                      Leased
          Orlando, Florida                        Leased
          Miami, Florida                          Leased
          Distance Learning                       (1)

----------------------
(1)Operates at the Company's corporate headquarters location
(2)Operates on a DeVry Institute campus

Becker
------
Becker is headquartered in leased offices in Encino, California, and at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Classes are conducted in leased facilities, fewer than twenty of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be expanded or relocated as enrollments require. Becker classes are also currently offered on several DeVry Institute campuses and at Keller Graduate School centers where the location and facility availability are appropriate.

Corporate
---------
The Company's administrative offices are located in approximately 95,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois. In addition, the Company leases more than 21,000 square feet of storage and other miscellaneous use space plus an additional 24,000 square feet of office space in an adjacent building. Additional office and miscellaneous use space were added during the past year to accommodate the Company's expanding operations and further space may need to be leased in the future.

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

In fiscal 1996, the Ontario Ministry of Education and Training temporarily suspended and later conditionally reinstated the processing of financial aid applications for students attending the Company's Toronto-area schools. During the third quarter of fiscal 1999, the Company successfully concluded the resolution of all outstanding issues with the Ontario Ministry of Education and Training, including the full refund of amounts believed to have been inappropriately disbursed. DeVry's Toronto-area campuses have a full and unconditional status as a participant in the Province's student financial aid programs.

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

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                   ------------------------------------


The name, age and current position of
each executive officer of the Company
are:



Name, Age and Office                       Business Experience
--------------------                       -------------------


Dennis J. Keller . . . . . . . . . . .59   Mr. Keller co-founded Keller
                                           Graduate School in 1973.  From the
  Chariman of the Board and Chief          inception of the Company, Mr.
  Executive Officer                        Keller has been Chairman of the
                                           Board and Chief Executive Officer.
                                           Mr. Keller is a graduate of
                                           Princeton University and holds a
                                           Masters degree in Business
                                           Administration from the University
                                           of Chicago Graduate School of
                                           Business.



Ronald L. Taylor . . . . . . . . . . .56   Mr. Taylor co-founded Keller
                                           Graduate School in 1973 and has
  Director, President and Chief            been a director since its
  Operating Officer                        inception.  Mr. Taylor was Dean of
                                           Keller Graduate School from its
                                           inception until 1981, when he
                                           became President and Chief
                                           Operating Officer of KGSM.  Mr.
                                           Taylor is a graduate of Harvard
                                           University and holds a Master of
                                           Business Administration degree from
                                           Stanford University.


Marilynn J. Cason. . . . . . . . . . .57   Ms. Cason joined the Company in
                                           1989 with responsibility for the
  Senior Vice President, General           Company's legal affairs and human
  Counsel and Corporate Secretary          resources.  In her current position
                                           as a Senior Vice President, Ms.
                                           Cason has responsibility for
                                           facilities planning, purchasing and
                                           management information systems in
                                           addition to her responsibilities
                                           for legal affairs and human
                                           resources.

Name, Age and Office                       Business Experience
--------------------                       -------------------


Michael J. LaForte . . . . . . . . . .54   Mr. LaForte joined the Company in
                                           1996.  Prior to joining DeVry, Mr.
   Senior Vice President                   LaForte served as executive vice
                                           president of XL/Datacomp after
                                           spending 12 years at IBM in a
                                           variety of regional and national
                                           marketing positions.  Mr. LaForte
                                           is responsible for the operations
                                           of the DeVry Institutes, including
                                           student recruitment.




O. John Skubiak. . . . . . . . . . . .54   Mr. Skubiak joined Keller Graduate
                                           School more than 20 years ago,
  Senior Vice President                    progressing from admissions
                                           representative to Dean of Keller
                                           Graduate School.  In his current
                                           position as a Senior Vice President
                                           of the Company, Mr. Skubiak has
                                           responsibility for the Company's
                                           marketing, other than sales, and
                                           the operations of Keller and Becker
                                           Conviser CPA Review.



Norman M. Levine . . . . . . . . . . .57   Mr. Levine has been Controller of
                                           the Company since 1987 and has been
  Vice President and Chief Financial       the Chief Financial Officer since
  Officer                                  1989.  From 1982 to 1987, Mr.
                                           Levine was Controller of the DeVry
                                           Institutes.



Jack L. Calabro. . . . . . . . . . . .58   Mr. Calabro joined DeVry in 1999 as
                                           Vice President of Human Resources.
  Vice President, Human Resources          Prior to joining DeVry, Mr. Calabro
                                           was vice chancellor of human
                                           resources at City Colleges of
                                           Chicago and vice president of human
                                           resources at Helene Curtis
                                           Industries.

Name, Age and Office                       Business Experience
--------------------                       -------------------


Thomas F. Donini . . . . . . . . . . .50   Mr. Donini joined DeVry in 1982,
                                           serving in a variety of recruiting
  Vice President, Field Recruitment        positions.  Appointed to his
                                           current position in 1999, his
                                           responsibilities include the more
                                           than 250 DeVry Institute sales
                                           representatives who make career
                                           presentations at over 10,000 high
                                           schools in North America each year.



James A. Dugan . . . . . . . . . . . .54   Mr. Dugan joined the Company in
                                           1980 serving in a number of
  Vice President, Regional                 operating positions at the Phoenix
  Operations                               DeVry Institute, most recently as
                                           its president.  In his current
                                           position, Mr. Dugan is responsible
                                           for the operation of several of the
                                           U.S. DeVry Institutes.



George W. Fisher . . . . . . . . . . .48   Mr. Fisher joined the Company as
                                           Vice President, Canadian Operations
  Vice President, Regional                 in 1985.  His responsibilities
  Operations                               currently include operations of
                                           several DeVry Institutes in the
                                           U.S. and Canada.



Timothy Joyce. . . . . . . . . . . . .39   Mr. Joyce joined the Company in
                                           August 2000 as Controller.  Prior
  Controller                               to joining the Company, Mr. Joyce
                                           was Vice President and Controller
                                           of THK America, a manufacturer and
                                           distributor of electronic devices,
                                           in Schaumburg, Illinois.


Bruno LaCaria. . . . . . . . . . . . .58   Mr. LaCaria joined the Company in
                                           August 1998 as Vice President and
  Vice President, Chief Information        chief information officer.  Prior
  Officer                                  to joining the Company, Mr. LaCaria
                                           was the Director of Information
                                           Systems at the University of
                                           Pittsburgh.

Name, Age and Office                       Business Experience
--------------------                       -------------------


Patrick L. Mayers. . . . . . . . . . .60   Dr. Mayers joined Keller Graduate
                                           School in 1978 as Dean of Academic
  Vice President, Academic Affairs         Affairs.  Dr. Mayers, who obtained
                                           his B.A., M.A., M.B.A., and Ph.D.
                                           Degrees from the University of
                                           Chicago, was elected an officer of
                                           the Company in 1987.  Dr. Mayers
                                           served as Vice President of
                                           Academic Affairs for Keller until
                                           1997 at which time he became the
                                           Vice President of Academic Affairs
                                           for the DeVry Institutes.



Gerald Murphy. . . . . . . . . . . . .53   Mr. Murphy joined the Company in
                                           late 1995 as a Vice President with
  Vice President, Institutional            responsibility for the operation of
  Development                              several of the DeVry Institutes in
                                           the U.S. and Canada.  He is
                                           currently responsible for new DeVry
                                           Institute location and program
                                           development.  Prior to joining the
                                           Company, Mr. Murphy served as a
                                           Vice President of Educational
                                           Management Corp. and of the
                                           Universal Technical Institute.



Sharon Thomas-Parrott. . . . . . . . .49   Ms. Thomas-Parrott joined the
                                           Company in 1982 after several years
  Vice President, Government               as an officer in the U.S.
  Relations                                Department of Education's Office of
                                           Student Financial Assistance. She
                                           served the Company in several
                                           student finance positions before
                                           being elected to her position which
                                           currently includes responsibility
                                           for student finance, corporate
                                           communications and government
                                           relations.



Raul Valdes-Pages. . . . . . . . . . .50   Mr. Valdes-Pages joined the Company
                                           in July 1999.  In his current
  Vice President, New Program              position, he is responsible for
  Development                              developing new product and program
                                           initiatives.  Prior to joining the
                                           Company, Valdes-Pages was president
                                           of Denver Technical College.

Name, Age and Office                       Business Experience
--------------------                       -------------------


Jane Perlmutter. . . . . . . . . . . .52   Dr. Perlmutter joined the Company
                                           in 1997 as a Vice President with
  Vice President, Regional                 responsibility for the operation of
  Operations                               several U.S. DeVry Institutes.
                                           Prior to joining the Company, Dr.
                                           Perlmutter managed the Bellcore
                                           Training & Education Center in
                                           Lisle, Illinois.



Kenneth Rutkowski. . . . . . . . . . .53   Mr. Rutkowski joined the Company in
                                           1985 as Director of Operations and
  Vice President, Operations               Administrative Services and was
  Services and Administration              promoted to his current position in
                                           1991.  His current responsibilities
                                           include managing the Company's real
                                           estate and various administrative
                                           functions.



Vijay Shah . . . . . . . . . . . . . .49   Mr. Shah joined the Company in 1977
                                           progressing from representative in
  Vice President, Admissions               a DeVry Institute admissions office
                                           to director of admissions.  He has
                                           been DeVry's National Director of
                                           Admissions since 1989 and was
                                           promoted to his current position in
                                           August 1994.



Edward J. Steffes. . . . . . . . . . .50   Mr. Steffes joined the Company in
                                           1984 as director of marketing and
  Vice President, Marketing                was promoted to his current
                                           position in 1986.  Mr. Steffes is
                                           responsible for the Company's
                                           advertising, sales promotion and
                                           public relations.

                                  PART II
                                  -------

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
----------------------------------------------------------

(a) Market Information
----------------------
The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years. All sales price information has been restated to reflect the Company's two-for-one stock splits, in the form of a 100% stock dividend, effective June 19, 1998, and December 18, 1996.



                        FISCAL 2000               FISCAL 1999
 -----------------------------------------------------------------
                      HIGH        LOW           HIGH         LOW
  -----------------------------------------------------------------

  First Quarter    $24 13/16    $18           $26 3/4      $17 1/8


  Second Quarter    23 15/16     15 5/8        30 5/8       16 1/16


  Third Quarter     30 1/2       16 1/16       30 3/8       24 1/4


  Fourth Quarter    31 3/4       22 1/2        31 7/8       20
 ------------------------------------------------------------------

(b) Approximate Number of Security Holders
------------------------------------------
There were 709 holders of record of the Company's common stock as of September 1, 2000. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock.

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

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------

Selected financial data for the Company for the last five years are included in the exhibit, "Five-Year Summary - Operating, Financial and Other Data", on page 107 of this report.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report.

Fiscal Year Ended June 30, 2000, vs. Fiscal Year Ended June 30, 1999
--------------------------------------------------------------------
Fiscal 2000 was another year of record financial performance. Tuition revenues in fiscal 2000 increased by $77.3 million, or 20.2%, from fiscal 1999. The increase in tuition revenue was produced by higher enrollments tuition rate increases at DeVry Institutes, Keller Graduate School of Management and Becker Conviser CPA Review.

Fiscal 2000 marked the 10th consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year has increased, up 14.5% from the previous year. Enrollment increases at DeVry Institutes reflect the opening of a new campus in West Hills,

California; continued enrollment increases in previously opened sites; and enrollments at Denver Technical College's two Colorado campuses, which were acquired in July 1999. At Keller Graduate School, cumulative total student enrollment for the five terms of fiscal 2000 grew by 16.8% compared with fiscal 1999, reflecting the opening of five new teaching centers during the year and enrollment growth at previously opened centers, including the Online Education Center. At Becker Conviser CPA Review, the July 1999 acquisition of the Conviser Duffy CPA Review operations increased enrollments to more than 30,000 per year.

Tuition revenues also increased because of tuition rate increases of approximately 6.2% at DeVry Institutes, which occurred in the spring semester of fiscal 1999 and that were in effect throughout fiscal 2000, and somewhat lesser increases at Keller Graduate School and Becker Conviser CPA Review during the current fiscal year. At DeVry Institutes, tuition increases have historically been implemented effective with the spring term that begins in March. In fiscal 2000, the tuition increase was realigned to become effective with the start of the summer term, which corresponds with the beginning of the new financial aid year and is consistent with the pattern of DeVry Institutes' high school recruiting program. As a result, the Company's tuition revenues in March-and for the fourth fiscal quarter-were almost $8 million lower than they would have been if the historical tuition increase pattern had applied.

Other Educational Revenues, composed primarily of sales of books, supplies, other educational materials and interest charges on DeVry Institutes' outstanding student receivables, increased by $8.6 million, or 23.6%, because of the increased number of students attending the Company's education programs. Contributing further to the increase were growing sales of the Becker Conviser CD-ROM product and other CPA review study materials acquired in July 1999 with Conviser Duffy. The DeVry Institutes have entered into an agreement with Follett Higher Education Group ("Follett") to manage several of the on-campus Institute bookstores and also to provide Internet order capability to students at these campuses. The wider range of ancillary merchandise and experienced retail store management available from Follett should provide an improved level of service to DeVry Institute students. At fiscal year-end, Follett was managing four institute bookstores and began managing a fifth store in July. The institutes will receive a commission from Follett based upon the level of sales at these campuses. Responsibility for managing additional DeVry Institute campus bookstores may be transferred to Follett in the future, reducing reported revenues but with no significant effect on net income. Interest income on the Company's short-term investments of cash balances increased slightly to $1.5 million because of somewhat higher cash balances held during the year, although at fiscal year-end, cash balances were lower than they were last year.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements." This bulletin provides the SEC Staff's views on applying generally accepted accounting principles to selected revenue recognition issues, including the recognition of fee income. The principles outlined in this bulletin are subject to further detailed guidance on application. Current implementation dates require the application of SAB 101 no later than the fourth quarter of the Company's fiscal year 2001. The Company derives most of its revenues from tuition charges that are appropriately recognized ratably over the academic term. Application fees and other similar charges, which currently represent less than 1% of total revenue, are recognized as revenue at the time application processing and testing services are provided. The Company is awaiting the SEC's release of further guidance with respect to SAB 101 and then will complete the process of evaluating the full effects of this pronouncement. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment); however, based on a preliminary analysis, the Company does not expect SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flows.

In fiscal 2000, Cost of Educational Services increased by $49.7 million, or 21.1%, from the previous year. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible student accounts. The acquisition of the Denver Technical College and Conviser Duffy operations added both revenue and expense this year. However, higher wage, benefit, supply, service and facility expenses associated with the growing number of students and the expanded number of operating locations at DeVry Institutes and Keller Graduate School contributed the greatest portion of the increase in cost. New operating locations, such as DeVry Institute's West Hills, California, campus (opened in November 1999) and the new Keller Graduate School centers opened during the year, typically incur expenses greater than their revenues during the first year of operation.

Depreciation expense, included in the Cost of Educational Services, increased by $5.4 million, or 33.7%, from fiscal 1999 as a result of record spending during the past several years on capital improvements and systemwide expansion. Provision for refunds and uncollectible accounts at DeVry Institutes, although higher in absolute amount than last year, decreased as a percentage of tuition revenue from fiscal 1999. This is believed to result from higher admission standards, increased academic support and student service quality initiatives that favorably affect student retention and contribute to increased operating margins.

Student Services and Administrative Expense increased by $20.4 million, or 16.8%, from fiscal 1999. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending primarily reflects marketing costs associated with generating higher student enrollments at DeVry Institutes, Keller Graduate School and Becker Conviser CPA Review for terms that began in fiscal 2000 and for the summer term of fiscal 2001, which began in July. Marketing and administrative expenses associated with the Denver Technical College and Conviser Duffy operations also contributed to the year's increased costs, but economies were achieved from the combination of their operations with DeVry Institutes and Becker CPA Review, respectively. Marketing costs were also incurred for the new DeVry Institute in Tinley Park, Illinois, opened in July 2000, and for the new DeVry Institute in Orlando, Florida, scheduled to open in November 2000. All marketing costs are expensed as incurred, and the level of spending reflects efforts toward student enrollments, revenues from which will not be realized until future periods.

Amortization expense of intangible assets, primarily resulting from goodwill created by purchase accounting on the Company's acquisitions, is included in the Student Services and Administrative Expense category. In fiscal 2000, this expense equaled $3.6 million, increasing by approximately $2.0 million from last year because of the acquisitions of Denver Technical College and Conviser Duffy.

Administrative efforts and required remediation associated with correcting Y2K computer processing deficiencies were generally completed before the start of the calendar year. Subsequent to the start of the year, only minor modifications were required, and there was no measurable adverse effect on the Company's operations. Incremental spending on Y2K-related issues was charged to expense as incurred and was not material relative to overall revenues or expenses.

The Company's earnings from operations in fiscal 2000 - before interest and taxes - were a record $79.5 million, increasing more than 25% from the previous year. Operating margins, which have increased steadily in each of the past several years, increased again, to 15.7% in fiscal 2000, up from 15.1% and 14.5% in fiscal 1999 and 1998, respectively. Although depreciation and amortization charges have both increased at a rate greater than the increase in tuition revenues, operating margins have increased because of higher new student enrollments, improved student retention, greater facility utilization, continued operating improvement and cost controls that were further enhanced by synergies and operating economies from the two acquisitions at the start of the year, particularly the acquisition of Conviser Duffy, whose operations were quickly integrated into Becker CPA Review.

Interest Expense increased by $1.1 million from the prior year, as debt was incurred in July to fund the Company's two acquisitions, which were both made for cash. By year-end, all borrowings had been fully repaid.

Net Income of $47.8 million, or $0.68 per share (diluted), was a record for any year, increasing by more than 23% from fiscal 1999.

Fiscal Year Ended June 30, 1999, vs. Fiscal Year Ended June 30, 1998
--------------------------------------------------------------------
Tuition revenues in fiscal 1999 increased by $61.8 million, or 19.2%, from fiscal 1998. The increase in tuition revenue was produced by enrollment increases at DeVry Institutes, Keller Graduate School of Management and Becker CPA Review (currently known as Becker Conviser CPA Review). Fiscal 1999 marked the ninth consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year increased, up 12.8% from the previous year. Enrollment increases at DeVry Institutes reflect the opening of new institutes in Fremont, California, and Long Island City, New York, in addition to enrollment increases in previously opened institutes. At Keller Graduate School, cumulative total student enrollment for the five terms of fiscal 1999 grew by 17.0% compared with fiscal 1998, reflecting the opening of five new teaching centers during the year and enrollment growth at previously opened centers.
Tuition revenues also increased because of tuition rate increases of approximately 6.2% at DeVry Institutes in March 1999 and somewhat lesser increases at Keller Graduate School and Becker CPA Review during the year.

Other Educational Revenues, composed primarily of sales of books, supplies and the Becker course on CD-ROM, increased by $5.7 million, or 18.6%, because of the increased number of students attending the Company's educational programs, to whom these materials are sold. Interest income on the Company's short-term investments of cash balances decreased to $1.2 million because increased demands on the Company's cash for investment in new facilities and equipment and higher accounts receivable from increased student enrollment, reduced the average cash balances held during the year.

In fiscal 1999, Cost of Educational Services increased by $37.9 million, or 19.1%, from the previous year. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and the cost of tuition refunds and uncollectible accounts. Higher wage, benefit, supply, service and facility expenses associated with the growing number of students and the expanded number of operating locations at DeVry Institutes and Keller Graduate School contributed to the increase in cost. New operating locations typically incur expenses greater than their revenues during the first year of operation. Depreciation expense increased by $3.7 million, or 30.0%, from fiscal 1998 as a result of record spending during the past several years on capital improvements and additions throughout the system. Also included in educational services costs this year is the final portion of the expense associated with resolution and reinstatement by the Ontario Ministry of Education and Training of full financial aid eligibility for students enrolled at the Toronto-area DeVry Institute campuses. Tuition refund expense at DeVry Institutes, although higher in absolute amount, decreased slightly as a percent of tuition revenue from fiscal 1998. This is believed to result from higher admission standards, increased academic support and student service quality initiatives that favorably affect student retention and contribute to increased operating margins.

Student Services and Administrative Expense increased by $17.3 million, or 16.6%, from fiscal 1998. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs, and expenses associated with curriculum development. The increased spending primarily reflects marketing costs associated with generating higher student enrollments at DeVry Institutes, Keller Graduate School and Becker CPA for the terms that began in fiscal 1999 and for the summer term, which began in July, for which revenue is included in the subsequent year. Student recruiting costs are charged to expense in the year during which these funds are spent. Marketing costs were also incurred for the new DeVry Institute in West Hills, California, which opened in November 1999.

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

The Company's earnings in fiscal 1999 from operations, before interest and taxes, were a record $63.4 million, increasing more than 23% from the previous year. Operating margins, which have increased steadily in each of the past several years, increased again to 15.1%, up from 14.5% and 13.9% in fiscal 1998 and 1997, respectively. Operating margins increased because of higher new-student enrollments, improved student retention, enhanced facility utilization and continued operating improvements.

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

The pattern of cash receipts is somewhat cyclical. The level of accounts receivable from which cash payments are collected reaches a peak immediately after the billing of tuition, fees and books at the beginning of each of DeVry Institutes' semesters, which begin in July, November and March. Collections of DeVry Institutes' receivables are heaviest at the start of each semester. In the first two months of each semester, collections typically exceed payments for operating expenses applicable to that period, providing sufficient cash flow for the balance of the semester's operations. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the spring semester and the end of a financial-aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. Keller Graduate School and Becker Conviser CPA Review also experience a similar cyclical pattern in their cash receipts and expenditures based upon their respective operating cycles. At June 30, 2000, total Company accounts receivable, net of the related reserves, were approximately $25.0 million. Included in these receivables is an approximately $6.1 million greater receivable this year than last, owed to the Company under various federal student financial aid programs. This receivable represents funds owed to DeVry for aid disbursements in the latter part of the spring term but not yet collected from the Department of Education or other funding source. Similar receivable levels have occurred in the past and can occur again.

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

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from the U.S. Department of Education is maintained in restricted bank accounts. This cash becomes available for general use by the Company only after student loans and grants have been credited to the accounts of students and the cash is transferred to an unrestricted operating cash account. At June 30, 2000, cash in the amount of $19.4 million was held in restricted banks accounts, in part, to provide funds for the disbursements completed in the latter part of the spring term and, in part, to provide funds in anticipation of financial aid disbursements which occur at the start of DeVry Institutes' summer term.

Cash generated from operations in fiscal 2000 reached a record $73.0 million, up $18.5 million from last year. Higher earnings and the increased non-cash sources of depreciation and amortization accounted for the increased cash flow, more than offsetting higher accounts receivable and other working capital account changes. Traditionally, the Company has been able to help fund its expansion by operating with very little, or even negative, working capital whenever necessary. The generation and use of cash during the year reflects the cyclical operating patterns discussed above. During some periods just prior to the start of a semester, cash balances may be supplemented by temporary borrowings under the Company's revolving line of credit. Cash generated from operations each year has been sufficient to meet all of the Company's operating and capital investment needs while reducing debt on a regular basis.

Capital expenditures in fiscal 2000 were $40.8 million, down $2.5 million from the record level set in fiscal 1999. In just the past three years, capital spending has exceeded $114 million for expansion and facility improvements, replacement and upgrading of school laboratories, and for teaching and administrative equipment. Contributing to the fiscal 2000 spending was the completion of construction of the new DeVry Institute in West Hills, California, completion of the new technology center addition to the campus in Chicago, Illinois, and completion of the new DeVry Institute in Tinley Park (Chicago), Illinois. In addition, expansion and renovation of the Columbus, Ohio, DeVry Institute was started, continuing on into fiscal 2001.

Capital expenditures in fiscal 2001 are expected to be comparable to the fiscal 2000 level. New and expanded DeVry Institute campuses, expansion of Keller Graduate School and Becker Conviser CPA Review into new operating sites, and new laboratory and teaching equipment associated with changing technologies will continue to require substantial capital spending in the coming years. Cash generated from operations and existing cash resources have been sufficient to meet capital requirements in the past and, with the Company's revolving line of credit, is anticipated to be sufficient to cover expansion plans in the future.

In May 1999, the Company and its banks renegotiated the revolving loan agreement, amending it again to extend its term to August 1, 2001. On July 1, 1999, the Company borrowed $40 million under its revolving loan agreement in conjunction with the purchase, for cash, of the operations of Denver Technical College and Conviser Duffy CPA Review. In November 1999, the Company and its banks again renegotiated the revolving loan agreement, removing certain restrictions on future acquisitions and waiving the untimely delivery of loan guarantees by newly formed subsidiaries. At June 30, 2000, all borrowings under the revolving line had been fully repaid.

Future borrowings and/or repayments will be based on the Company's cyclical cash flow cycle and amounts required for capital spending and possible future acquisitions.

In July, 2000, the Company borrowed $6.0 million to meet cyclical needs prior to the cash inflows associated with the start of DeVry Institutes' summer term. This temporary borrowing was subsequently repaid in full.
The Company's bank borrowing interest rate is a floating rate of prime or LIBOR plus 0.35%, at the Company's option, and will remain at that level based on continued achievement of certain financial ratios. Interest rates are adjustable quarterly, based upon these financial ratios. At the present time, the Company does not have an interest rate swap or other form of protection against increases in the floating rate but does fix the interval of interest rate adjustment on its borrowings for periods of up to three months to eliminate some of the possible variability in rates. The Company periodically evaluates its need for interest rate protection in light of projected changes in interest rates and projected borrowing levels.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, the revolving loan facility will be sufficient to fund its operations for the foreseeable future.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

The following financial and supplemental schedule statements of the Company and its subsidiaries are included below on pages 79 through 103 of this report:

                                                                     10K
                                                                 Report Page
                                                                 -----------
     Consolidated Balance Sheets at
     June 30, 2000 and 1999                                         79-80

     Consolidated Statements of Income for the
     years ended June 30, 2000, 1999 and 1998                         81

     Consolidated Statements of Cash Flows for
     the years ended June 30, 2000, 1999 and 1998                     82

     Consolidated Statements of Shareholders'
     Equity for the years ended June 30, 2000,
     1999 and 1998                                                    83

     Notes to Consolidated Financial Statements                      84-101

     Report of Independent Accountants                                103



     Schedule II.  - Valuation and Qualifying Accounts                102

     Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                      2000       1999
                                                    -------     -------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                    $ 25,851    $ 31,848
      Restricted Cash                                19,395      20,766
      Accounts Receivable, Net                       25,362      14,217
      Inventories                                     6,371       6,592
      Deferred Income Taxes                           3,526       4,536
      Prepaid Expenses and Other                      1,459         982
                                                    -------     -------
         Total Current Assets                        81,964      78,941
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           38,516      37,833
      Buildings                                     101,689      73,175
      Equipment                                     113,586      92,304
      Construction In Progress                        6,403      12,741
                                                    -------     -------
                                                    260,194     216,053

      Accumulated Depreciation                     (101,393)    (80,842)
                                                    -------     -------
         Land, Buildings and Equipment, Net         158,801     135,211
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         74,134      37,841
      Deferred Income Taxes                           2,032          -
      Perkins Program Fund, Net                       8,316       7,375
      Other Assets                                    1,832       1,323
                                                    -------     -------
         Total Other Assets                          86,314      46,539
                                                    -------     -------
   TOTAL ASSETS                                    $327,079    $260,691
                                                    =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)



                                                          June 30,
                                                      2000        1999
                                                    -------     -------
LIABILITIES:

   Current Liabilities:

      Accounts Payable                             $ 31,827    $ 29,080
      Accrued Salaries, Wages and Benefits           24,715      22,339
      Accrued Expenses                                7,041       5,500
      Advance Tuition Payments                       15,507      11,979
      Deferred Tuition Revenue                       10,095       5,145
                                                    -------     -------
         Total Current Liabilities                   89,185      74,043
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                     -           -
      Deferred Income Tax Liability                      -        2,137
      Deferred Rent and Other                        12,755       9,206
                                                    -------     -------
         Total Other Liabilities                     12,755      11,343
                                                    -------     -------
   TOTAL LIABILITIES                                101,940      85,386
                                                    -------     -------
COMMITMENTS & CONTINGENCIES  (Note 8)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 Par Value, 200,000,000
      Shares Authorized,69,642,047 and
      69,414,020 Shares Outstanding
      at June 30, 2000 and 1999, Respectively           697         694
   Additional Paid-in Capital                        63,012      60,948
   Retained Earnings                                160,996     113,215
   Accumulated Other Comprehensive Income               434         448
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       225,139     175,305
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $327,079    $260,691
                                                    =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                  CONSOLIDATED  STATEMENTS  OF  INCOME
           (Dollars in Thousands Except for Per Share Amounts)

                                               For The Year Ended
                                                    June 30,
                                        -------------------------------
                                          2000        1999        1998
                                        -------     -------     -------
REVENUES:

   Tuition                             $460,094    $382,801    $321,029
   Other Educational                     45,238      36,614      30,877
   Interest                               1,492       1,220       1,565
                                        -------     -------     -------
      Total Revenues                    506,824     420,635     353,471
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         285,898     236,170     198,273
   Student Services and
    Administrative Expense              141,443     121,055     103,802
   Interest Expense                       1,409         300         913
                                        -------     -------     -------
      Total Costs and Expenses          428,750     357,525     302,988
                                        -------     -------     -------
Income Before Income Taxes               78,074      63,110      50,483

Income Tax Provision                     30,293      24,280      19,759
                                        -------     -------     -------
NET INCOME                             $ 47,781    $ 38,830    $ 30,724
                                        =======     =======     =======

EARNINGS PER COMMON SHARE
      Basic                               $0.69       $0.56       $0.44
                                        =======     =======     =======
      Diluted                             $0.68       $0.55       $0.44
                                        =======     =======     =======





The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)

                                                 For The Year Ended June 30,
                                                 ---------------------------
                                                    2000     1999     1998
                                                  -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $47,781  $38,830  $30,724
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                  21,545   16,109   12,397
     Amortization                                   3,706    1,675    1,590
     Provision for Refunds and
      Uncollectible Accounts                       24,186   20,284   15,984
     Deferred Income Taxes                         (3,159)  (4,461)  (1,007)
     Loss on Disposals and Adjustments to Land,
      Buildings and Equipment                          33       52      331
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                            1,516   (3,891)  (4,771)
         Accounts Receivable                      (34,641) (22,378) (15,375)
         Inventories                                  304   (1,250)    (669)
         Prepaid Expenses And Other                   (17)   1,342   (1,299)
         Perkins Program Fund Contribution
          and Other                                  (695)     392      342
         Accounts Payable                             451    4,887    1,815
         Accrued Salaries, Wages,
          Expenses and Benefits                     3,295      887    4,895
         Advance Tuition Payments                   2,079    2,777    2,608
         Deferred Tuition Revenue                   4,950     (688)      34
                                                   ------   ------   ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        71,334   54,567   47,599
                                                   ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                            (40,797) (44,819) (31,845)
  Payments for Purchases of Businesses, Net
     of Cash Acquired                             (38,587)       -        -
                                                   ------   ------   ------
  NET CASH USED IN INVESTING ACTIVITIES           (79,384) (44,819) (31,845)
                                                   ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options
     Including Related Tax Benefits                 2,067      341      129
  Proceeds from Revolving Credit Facility          40,000        -    6,000
  Repayments Under Revolving Credit Facility      (40,000) (10,000) (29,000)
                                                   ------   ------   ------
  NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                           2,067   (9,659) (22,871)

Effects of Exchange Rate Differences                  (14)    (122)     133
                                                   ------   ------   ------
NET DECREASE IN CASH AND CASH EQUIVALENTS          (5,997)     (33)  (6,984)

Cash and Cash Equivalents at Beginning
 of Year                                           31,848   31,881   38,865
                                                   ------   ------   ------
Cash and Cash Equivalents at End of Year          $25,851  $31,848  $31,881
                                                   ======   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                    $1,545     $298     $967
  Income Taxes Paid During the Year                31,590   27,243   18,940


The accompanying notes are an integral part of these consolidated financial statements.

                                 DEVRY INC.
            CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                          (Dollars in Thousands)


                            Common Stock
                         -------------------            Accumulated
                                  Additional               Other
                          Amount    Paid-in   Retained Comprehensive
                         $.01 Par   Capital   Earnings    Income        Total
                         -------- ---------- --------- -------------  --------
Balance at June 30, 1997     $690    $60,482  $ 43,661          $437  $105,270
Comprehensive Income:
   Net Income in 1998                           30,724                  30,724
   Foreign Currency
      Translation                                                133       133
                                                                      --------
Comprehensive Income                                                    30,857
                                                                      --------
Proceeds from exercise
   of stock options             3        126                               129
                         -------- ---------- --------- -------------  --------
Balance at June 30, 1998      693     60,608    74,385           570   136,256

Comprehensive Income:
   Net Income in 1999                           38,830                  38,830
   Foreign Currency
      Translation                                               (122)     (122)
                                                                      --------
Comprehensive Income                                                    38,708
                                                                      --------
Proceeds from exercise
   of stock options             1        340                               341
                         -------- ---------- --------- -------------  --------
Balance at June 30, 1999      694     60,948   113,215           448   175,305

Comprehensive Income:
   Net Income in 2000                           47,781                  47,781
   Foreign Currency
      Translation                                                (14)      (14)
                                                                      --------
Comprehensive Income                                                    47,767
                                                                      --------
Proceeds from exercise
   of stock options             3        656                               659

Tax benefit from exercise
   of stock options                   1,408                              1,408
                         -------- ---------- --------- -------------  --------
Balance at June 30, 2000     $697    $63,012  $160,996          $434  $225,139
                         ======== ========== ========= =============  ========



The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                 Notes to Consolidated Financial Statements




NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
--------------------
DeVry Inc. (the Company), through its wholly owned subsidiaries, including DeVry University, operates an international system of degree-granting, career-oriented higher education schools and a leading international training firm. DeVry University is one of the largest regionally accredited higher education systems in North America. Its DeVry Institutes award associate and bachelor's degrees in electronics, computer information systems, business administration, accounting, technical management and telecommunications management. The DeVry Institutes are located on 14 campuses in the United States and three campuses in Canada. A 15th U.S. campus opened in July
2000 and a 16th is scheduled to open in November 2000.
Denver Technical College offers undergraduate programs in electronics, computer technology and business at its two campuses in Colorado. Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management and telecommunications management. Keller Graduate School classes are offered at 36 locations in the United States, including the Online Education Center. Several additional locations are scheduled to open in fiscal 2001. Becker Conviser CPA Review (Becker Conviser) is the leading international training firm preparing students to pass the Certified Public Accountant (CPA), Certified Management Accountant (CMA) and Chartered Financial
Analyst (CFA) examinations. Currently, the CPA exam review course is offered at approximately 300 locations worldwide.


Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Becker Conviser accounts are consolidated based on an April 30 fiscal year end, which is its natural year end based on its business cycle. There were no events occurring at Becker Conviser during the intervening period before June 30 that materially affected the financial position or results of operations of the Company. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents can include time deposits, commercial paper, municipal bonds and bankers acceptances with original maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature.
The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution. The Company periodically evaluates the credit-worthiness of the security issuers and financial institutions with which it invests.

Financial Aid and Restricted Cash
---------------------------------
Financial aid and assistance programs, in which most of the Company's students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies.
Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against the Company.

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

Revenue Recognition
-------------------
Tuition revenue and provisions for refunds and uncollectible accounts are recognized ratably over each of the academic terms in a fiscal year. The provisions for refunds and uncollectible accounts are included in the Cost of Educational Services in the Consolidated Statements of Income. Related reserves are $9,352,000 and $6,484,000 at June 30, 2000 and 1999, respectively. Textbook sales and other educational product sales and revenues are recognized when they occur. Revenue from training services is recognized when the training is provided.

Inventories
-----------
Inventories consist mainly of textbooks, electronics kits and supplies held for sale to students enrolled in the Company's educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

Land, Buildings and Equipment
-----------------------------
Land, buildings and equipment are recorded at cost. Cost includes additions and those improvements that increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Assets under construction are reflected in Construction In Progress until they are ready for their intended use. Interest is capitalized as a component of cost on major projects during the construction period.

Depreciation is computed using the straight line method over estimated service lives ranging from three to 31 years.

Intangible Assets
-----------------
Intangible assets relate mainly to acquired business operations. These assets consist of the fair value of certain identifiable assets acquired and goodwill, which represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed (Note 3). Amortization is computed using the straight line method over the assets' estimated useful lives, generally 25 years.

At each balance sheet date, the Company evaluates the realizability of goodwill and other long-lived assets based upon the expectations of the operating results for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that there is no impairment of goodwill or other intangible assets at June 30, 2000 and 1999.

The Company expenses all marketing and new school opening costs as incurred.

Perkins Program Fund
--------------------
The Company makes contributions to the Perkins Student Loan Fund at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values, net of allowances for losses on loan collections, of $2,346,000 and $2,080,000 at June 30, 2000 and 1999, respectively.

Fair Value of Financial Instruments
-----------------------------------
The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for borrowings under the revolving loan agreement approximates fair value because the underlying instruments are variable-rate notes.

Foreign Currency Translation
----------------------------
The financial position and results of operations of the Company's foreign subsidiary are measured using the local currencies as the functional currencies. Assets and liabilities of the foreign subsidiary and other foreign operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders' Equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended June 30, 2000, 1999 and 1998, were not material.

Income Taxes
------------
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law.

Earnings Per Common Share
-------------------------
In accordance with Financial Accounting Standards Board (FASB) Statement
No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving retroactive effect to the stock split (Note 7). Shares used in this computation were 69,525,000, 69,361,000 and 69,139,000 in 2000, 1999 and 1998, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation, after giving retroactive effect to the stock split (Note 7), were 70,390,000, 70,454,000 and 70,144,000 in 2000, 1999 and 1998, respectively.

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock-based Compensation
------------------------
The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"),for the years ended June 30, 2000, 1999 and 1998, in Note 7.

Comprehensive Income
--------------------
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), as of July 1, 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company's only item that meets the definition for adjustment to arrive at comprehensive income is the change in cumulative translation adjustment. Changes in cumulative translation adjustment are included in the Consolidated Statements of Shareholders' Equity.

Recent Accounting Pronouncements
--------------------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 requires deferral of certain revenue items over the period that the related service is provided. Implementation of SAB 101 is required by the Company's fourth quarter of fiscal 2001. The Company is awaiting the SEC's release of further guidance with respect to SAB 101 and then will complete the process of evaluating the full effects of this pronouncement. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment); however, based on preliminary analysis, the Company does not expect SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flows.

NOTE 2: ACQUISITIONS

On July 1, 1999, the Company acquired substantially all of the tangible operating assets, trademarks and trade names and assumed certain liabilities of the Denver Technical College ("DTC"). These assets were purchased, for cash, from Educational Development Corporation and its stockholders. On this same date, the Company acquired certain land and buildings used by DTC from Niagara Limited Partnership for cash. DTC is one of the largest technical colleges in Colorado. The college offers undergraduate programs in electronics, computer technology and business at campuses in Denver and Colorado Springs.

On July 2, 1999, Becker CPA Review acquired certain tangible operating assets, trademarks and trade names of Conviser Duffy CPA Review Course ("Conviser Duffy"). These assets were purchased, for cash, from a unit of Harcourt General, Inc. Conviser Duffy is a nationally known training firm preparing students to pass the CPA exam.

Funding for the above acquisitions was obtained through borrowings under the Company's revolving credit facility (Note 5).

The acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any residual purchase price allocated to goodwill. The intangible assets are being amortized using the straight line method over periods of six to 25 years for financial reporting purposes and are being deducted for tax reporting purposes over statutory lives. The results of DTC and Conviser Duffy for the full year have been included in the Company's Statement of Income for the year ended June 30, 2000.

Pro forma information for the year ended June 30, 2000, is not provided, as the acquisitions occurred in close proximity to the beginning of the year. Pro forma information for the year ended
June 30, 1999, is not provided because there is no significant effect on the Company's consolidated results of operations and financial position.

NOTE 3: INTANGIBLE  ASSETS

Intangible assets that were not yet fully amortized at June 30 consist of the following:

                                             2000            1999
                                          ----------      ----------
Trademarks                               $ 2,521,000     $ 2,521,000
License and Non-compete Agreements         3,100,000         100,000
Trade Names                               17,465,000      17,465,000
Intellectual Property                     17,425,000      17,425,000
Goodwill and Other                        42,588,000       5,658,000
                                          ----------      ----------
                                          83,099,000      43,169,000
Accumulated Amortization                  (8,965,000)     (5,328,000)
                                          ----------      ----------
                                         $74,134,000     $37,841,000
                                          ==========      ==========

NOTE 4: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                       For the Year Ended June 30,
                                 --------------------------------------
                                    2000          1999          1998
                                 ----------    ----------    ----------
    U.S.                        $81,953,000   $69,973,000   $56,091,000
    Foreign                      (3,879,000)   (6,863,000)   (5,608,000)
                                 ----------    ----------    ----------
    Total                       $78,074,000   $63,110,000   $50,483,000
                                 ==========    ==========    ==========

The net income tax provisions (benefits) related to the above results are as follows:

                                       For the Year Ended June 30,
                                 --------------------------------------
                                    2000          1999          1998
                                 ----------    ----------    ----------
Current Tax Provision:
    U.S. Federal                $28,062,000   $24,134,000   $17,643,000
    State and Local               5,390,000     4,607,000     3,123,000
                                 ----------    ----------    ----------
       Total Current             33,452,000    28,741,000    20,766,000
Deferred Tax Provision:
    U.S. Federal                   (878,000)   (1,431,000)    1,038,000
    State and Local                (841,000)   (1,769,000)      198,000
    Foreign                      (1,440,000)   (1,261,000)   (2,243,000)
                                 ----------    -----------   ----------
       Total Deferred            (3,159,000)   (4,461,000)   (1,007,000)
                                 ----------    ----------    ----------
Net Income Tax Provision        $30,293,000   $24,280,000   $19,759,000
                                 ==========    ==========    ==========

The income tax provisions differ from those computed using the statutory United States federal rate as a result of the following items:


                                           For the Year Ended June 30,
                          -----------------------------------------------------------
                                2000                 1999                 1998
                          -----------------------------------------------------------
Income Tax at Statutory
  Rates                  $27,326,000  35.0%   $22,089,000  35.0%   $17,669,000  35.0%
Higher Rates on
  Foreign Operations        (191,000) (0.2%)     (318,000) (0.5%)     (262,000) (0.5%)
State Income Taxes         2,835,000   3.6%     2,372,000   3.8%     2,108,000   4.1%
Other                        323,000   0.4%       137,000   0.2%       244,000   0.5%
                          -----------------------------------------------------------
Income Tax Provision     $30,293,000  38.8%   $24,280,000  38.5%   $19,759,000  39.1%
                          ===========================================================


Deferred income tax assets (liabilities) result primarily from the recognition of the tax benefits of net operating loss carryforwards and from temporary differences in the recognition of various expenses for tax and financial statement purposes. These assets and liabilities are composed of the following:

                                       For the Year Ended June 30,
                                 --------------------------------------
                                    2000          1999          1998
                                 ----------     ---------     ---------
Loss Carryforwards              $ 5,885,000    $4,427,000    $1,476,000
Employee Benefits                 2,795,000     2,388,000     1,734,000
Rental and Occupancy                     -             -        362,000
Receivable Reserves and
 Other                            3,186,000     2,148,000     2,170,000
                                 ----------     ---------     ---------
Gross Deferred Tax Assets        11,866,000     8,963,000     5,742,000

Depreciation and Other           (2,957,000)   (3,290,000)   (5,356,000)
Amortization                     (3,351,000)   (3,274,000)   (2,448,000)
                                 ----------     ---------     ---------
Gross Deferred Tax
 Liabilities                     (6,308,000)   (6,564,000)   (7,804,000)
                                 ----------     ---------    ----------
Net Deferred Taxes              $ 5,558,000    $2,399,000   ($2,062,000)
                                 ==========     =========     =========

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

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:

                                       For the Year Ended June 30,
                                  -------------------------------------
                                    2000          1999          1998
                                  ---------     ---------     ---------
Recognition of Operating
  Loss Carryforwards            ($1,271,000)  ($2,951,000)  ($1,476,000)
Excess (Tax) Book
  Depreciation and
  Amortization                     (443,000)   (1,241,000)     (129,000)
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes        (1,445,000)     (269,000)      598,000
                                  ---------     ---------     ---------
Deferred Tax Provision          ($3,159,000)  ($4,461,000)  ($1,007,000)
                                  =========     =========     =========

The Company has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending
June 30, 2007.

NOTE 5: REVOLVING  LOAN  AGREEMENT

All of the Company's borrowings and letters of credit under its revolving loan agreement are through DeVry University. This agreement consists of a revolving credit facility in an aggregate amount not to exceed $85,000,000. The agreement was amended in March 1998 to extend its term and expand the range of acquisitions or investments allowed within the terms of the agreement. The agreement was amended in May 1999 to extend its term. The agreement was amended again in November 1999, removing certain restrictions on future acquistions. All borrowings and letteres of of credit under the revolving loan agreement mature in August 2001, and no installment payments are required. There were no outstanding borrowings under the revolving loan agreement at June 30, 2000 and June 30, 1999. At June 30, 2000, there were no letters of credit outstanding under this agreement. Letters of credit outstanding at June 30, 1999 were $422,000. As of June 30, 2000, outstanding borrowings under the revolving loan agreement bear interest, payable quarterly, at either the prime rate or a Eurodollar rate plus 0.35%, at the option of the Company. Outstanding letters of credit under the revolving loan agreement are charged an annual fee equal to 0.35% of the undrawn face amount of the letter of credit, payable quarterly. Both interest rate and letter of credit fees are adjustable quarterly, based upon the Company's achievement of certain financial ratios.

The Company's revolving line of credit agreement contains a covenant requiring guarantees to the lenders from the Company and its subsidiaries. Several new subsidiaries, formed by the Company to facilitate acquisitions during the first and second quarters of fiscal 2000, did not deliver such guarantees until after the required period, creating an Event of Default as defined by the loan agreement. In November 1999, the lenders waived this default for all prior periods.

The bank financing agreement contains certain other covenants that, among other things, limit annual capital expenditures and require maintenance of certain financial ratios as defined in the agreement. None of these covenants negatively impacts the Company's liquidity or capital resources.

In July 2000, the Company borrowed $6,000,000 under the revolving loan agreement to meet cyclical needs prior to the cash flows associated with the start of DeVry Institutes' summer term.

NOTE 6:  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
------------------------------
All employees who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Matching contributions under the plan were approximately $1,797,000, $1,275,000 and $1,183,000 in 2000, 1999 and 1998,
respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $3,169,000, $3,210,000 and $2,173,000 in 2000,
1999 and 1998, respectively.

Employee Stock Purchase Plan
----------------------------
Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2000, 1999 and 1998.

NOTE 7: SHAREHOLDERS' EQUITY

Stock Split
-----------
On June 19, 1998, the Company's common stock was split two-for-one in the form of a 100% stock dividend. The par value of the additional shares arising from the split has been reclassified from retained earnings to common stock. In addition, all references in the financial statements to the number of shares outstanding, per share amounts, stock option data and market prices of the Company's common stock have been restated to reflect the stock split as though it had occurred at the beginning of the initial period presented.

Stock Option Plans
------------------
The Company maintains four stock-based award plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1999 Stock Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of the Company's common stock. The Amended and Restated Stock Incentive Plan, the 1994 Stock Incentive Plan and the 1999 Stock Incentive Plan are administered by a Plan Committee of the board of directors. Plan Committee members are granted automatic, nondiscretionary annual options. The 1991 Stock Incentive Plan is administered by the board of directors. Options under all four plans are granted for terms of up to 10 years and vest over periods of one to five years. The option price under the plans is the fair market value of the shares on the date of the grant.

At June 30, 2000, 3,822,736 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

A summary of activity under the stock option plans is as follows:

                                                       Options Outstanding
                                                     ------------------------
                                                                     Weighted
                                            Shares                    Average
                                          Available    Number        Exercise
                                          for Grant  Outstanding       Price
                                          ----------------------     --------
Balance at June 30, 1997                  1,416,700    1,584,940        $4.73
 Options Granted                           (311,848)     311,848       $14.44
 Options Exercised                               -      (315,160)       $1.36
 Options Canceled                             9,240       (9,240)       $9.45
                                          ----------------------
Balance at June 30, 1998                  1,114,092    1,572,388        $7.31
 Options Granted                           (608,008)     608,008       $21.33
 Options Exercised                               -      (116,215)       $4.51
 Options Canceled                            70,110      (70,110)      $16.36
                                          ----------------------
Balance at June 30, 1999                    576,194    1,994,071       $11.43
 Options Authorized                       1,500,000           -            -
 Options Granted                           (237,500)     237,500       $21.44
 Options Exercised                               -      (247,529)       $4.27
 Options Canceled                            37,788      (37,788)      $19.86
                                          ----------------------
Balance at June 30, 2000                  1,876,482    1,946,254       $13.39
                                          ======================

A summary of outstanding and exercisable stock options as of June 30, 2000, is as follows:

                         Options Outstanding              Options Exercisable
                  ----------------------------------    ----------------------
                               Weighted
                                Average     Weighted                  Weighted
   Range of                    Remaining     Average                   Average
   Exercise       Number of   Contractual   Exercise    Number of     Exercise
    Prices          Shares        Life        Price      Shares         Price
 -----------------------------------------------------------------------------
 $1.66-3.69        449,640         3.69       $3.24      449,640         $3.24

 $5.06-6.28        180,684         5.15       $5.50      138,044         $5.51

 $11.19-14.59      539,388         6.68      $13.01      283,520        $12.73

 $18.00-21.50      596,322         8.46      $21.02       76,184        $20.91

 $22.25-29.94      180,220         8.23      $22.56       34,150        $22.40
                 -------------------------------------------------------------
 $1.66-29.94     1,946,254         6.54      $13.39      981,538         $8.34
                 =============================================================

Pro Forma Disclosure
--------------------
As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards. Under APB Opinion No. 25, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the common stock options awarded is equal to the fair market value of the underlying security on the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards.
This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 2000, 1999 and 1998 was $12.27, $9.98 and $7.76 per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:


                                   2000         1999       1998
                                  ------      ------      ------
 Expected Life (in Years)          7.00        5.90        8.00
 Expected Volatility              46.40%      39.70%      36.00%
 Risk-free Interest Rate           6.17%       5.46%       6.08%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 2000, 1999 and 1998 (dollars in thousands except for per share amounts):

                                      2000         1999         1998
                                     -------     -------      -------
 Net Income as Reported              $47,781      $38,830      $30,724
 Pro Forma Net Income                $46,211      $37,569      $30,147

 Diluted Earnings Per Common Share
    as Reported                        $0.68        $0.55        $0.44
 Pro Forma Diluted Earnings
    Per Common Share                   $0.66        $0.53        $0.43

The pro forma effect on net income and earnings per common share for 2000, 1999 and 1998 is not necessarily representative of the pro forma effect on net income in future years because it is not required to take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

DeVry University and Becker Conviser lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2000, are as follows:

         Year Ended
         June 30,                       Amount
         ----------                  ------------
           2001                       $20,560,000
           2002                        21,250,000
           2003                        21,320,000
           2004                        20,770,000
           2005                        19,980,000
          Thereafter                  117,580,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2000, 1999 and 1998, were $24,290,000, $20,690,000 and $18,995,000, respectively.

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

NOTE 9:  SEGMENT INFORMATION

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

The Company's operations are aggregated into a single reportable segment based upon their similar economic and operating characteristics. The Company's educational operations are conducted in similar markets and produce similar economic results. These operations provide post-secondary education, primarily in an instructor-led setting, to a similar class of learners. The Company's operations are also subject to a similar regulatory environment, which includes licensing and accreditation.

The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 10% of total revenues for the years ended June 30, 2000 and 1999. Revenues and long-lived assets by geographic area are as follows:

                                        For the Year Ended June 30,
                                -------------------------------------------
                                    2000            1999            1998
                                -----------     -----------     -----------
Revenues:
  Domestic Operations          $480,894,000    $399,412,000    $332,405,000
  International Operations       25,930,000      21,223,000      21,066,000
                                -----------     -----------     -----------
  Consolidated                 $506,824,000    $420,635,000    $353,471,000
                                ===========     ===========     ===========
Long-lived Assets:
  Domestic Operations          $232,831,000    $175,474,000    $149,661,000
  International Operations       12,284,000       6,276,000       4,511,000
                                -----------     -----------     -----------
  Consolidated                 $245,115,000    $181,750,000    $154,172,000
                                ===========     ===========     ===========

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 10:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2000 and 1999, are as follows (dollars in thousands, except for per share amounts):

2000                                       Quarter
----                        ------------------------------------     Total
                             First    Second     Third    Fourth      Year
                            ------------------------------------------------
Revenues                   $118,282  $133,248  $130,132  $125,162   $506,824
Income Before Interest
 and Taxes                   16,789    21,364    22,045    19,285     79,483
Net Income                    9,907    12,791    13,297    11,786     47,781
Earnings Per Common Share
     Basic                     0.14      0.18      0.19      0.17       0.69
     Diluted                   0.14      0.18      0.19      0.17       0.68


1999                                       Quarter
----                        ------------------------------------     Total
                             First    Second     Third    Fourth      Year
                            ------------------------------------------------
Revenues                   $93,858   $107,813  $110,234  $108,730   $420,635
Income Before Interest
 and Taxes                  12,965     16,950    17,178    16,317     63,410
Net Income                   7,818     10,299    10,623    10,090     38,830
Earnings Per Common Share
     Basic                    0.11       0.15      0.15      0.15       0.56
     Diluted                  0.11       0.15      0.15      0.14       0.55

                                  DEVRY INC.

                                 SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Years Ended June 30, 2000, 1999 and 1998
                            (Dollars in Thousands)

                                                                    Charged to
                                         Balance at    Charged to      Other                  Balance at
Description of Allowances                Beginning     Costs and     Accounts    Deductions     End of
and Reserves                             of Period      Expenses       <FN1>        <FN2>       Period
---------------------------------------------------------------------------------------------------------
2000
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts      $6,484       $23,821         $620      $21,573       $9,352

Deducted from notes receivable for
 uncollectible notes                              4              -            -            -           4

For loss on disposition of inventory             89            45             -          22          112

For loss on DeVry capital contributions
 to Perkins loan program                      2,080           266             -            -       2,346

1999
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts      $4,720       $19,827             -     $18,063       $6,484

Deducted from notes receivable for
 uncollectible notes                             42             5             -          43            4

For loss on disposition of inventory             65            47             -          23           89

For loss on DeVry capital contributions
 to Perkins loan program                      1,879           201             -            -       2,080

1998
---------
Deducted from accounts receivable
 for refunds and uncollectible accounts      $5,956       $15,819             -     $17,055       $4,720

Deducted from notes receivable for
 uncollectible notes                             50              -            -           8           42

For loss on disposition of inventory             63            10             -           8           65

For loss on DeVry capital contributions
 to Perkins loan program                      1,714           165             -            -       1,879

<FN1> Opening balances of acquired businesses.
<FN2> Write-offs of uncollectible amounts or inventory.


                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
and Shareholders of DeVry Inc.


          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PricewaterhouseCoopers LLP
Chicago, Illinois
August 11, 2000

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                 PART III
                                 --------

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000, and is incorporated herein by reference. Information regarding executive officers is included on pages 59 through 63 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings is included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 14, 2000, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000, and is incorporated herein by reference.

ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 14, 2000, and is incorporated herein by reference.

                                 PART  IV
                                 --------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial  Statements
     --------------------------
     The required financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 79 through 103 of this Form 10-K.

     (2)  Supplemental Financial Statement Schedules
     -----------------------------------------------
     The required supplemental schedule of the Company and its subsidiaries is included in Part II, Item 8 on page 102 of this Form 10-K.

     (3)  Exhibits
     -------------
     A complete listing of exhibits is included on pages 110 through 113 of this Form 10-K.

(b)  Reports on Form 8-K

     There were no reports on Form 8-K filed by the Company during the fourth quarter of its fiscal year ending June 30, 2000.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)


YEAR ENDED JUNE 30,                              2000      1999      1998      1997      1996
-----------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                     $506,824  $420,635  $353,471  $308,319  $260,007
  Depreciation                                   21,545    16,109    12,397     9,676     7,516
  Amortization of Intangible Assets               3,706     1,675     1,590     1,586        63
  Earnings Before Interest and Taxes (EBIT)      79,483    63,410    51,396    42,704    33,761
  EBIT as a Percent of Revenues                    15.7%     15.1%     14.5%     13.9%     13.0%
  Interest Expense                                1,409       300       913     2,848     1,063
  Net Income                                     47,781    38,830    30,724    24,186    19,245
  Change from Prior Year in Net Income             23.1%     26.4%     27.0%     25.7%     29.2%
  Diluted Earnings Per Common Share (EPS)          0.68      0.55      0.44      0.35      0.29
  Shares Used in Calculating Diluted EPS
   (In Thousands)                                70,390    70,454    70,144    68,170    67,322
FINANCIAL POSITION:
  Cash and Cash Equivalents                      25,851    31,848    31,881    38,865    29,948
  Total Assets                                  327,079   260,691   223,892   208,652   178,089
  Total Funded Debt                                  -         -     10,000    33,000    61,500
  Total Shareholders' Equity                    225,139   175,305   136,256   105,270    57,287
OTHER SELECTED DATA:
  Cash Provided by Operating Activities          71,334    54,567    47,599    42,427    28,368
  Capital Expenditures                           40,797    44,819    31,845    28,807    18,352
  Total DeVry and Keller Fall Term
      Student Enrollment                         49,351    43,458    38,031    34,596    32,612
  Number of Undergraduate Campuses                   19        16        15        14        13
  Number of Keller Graduate School Centers           36        31        26        20        18
  Shares Outstanding at Year-end
      (in Thousands)                             69,642    69,414    69,305    69,008    66,488
  Closing Price of Common Stock
      at Year-end                               26 7/16    22 3/8  21 15/16    13 1/2    11 1/4
  Price Earnings Ratio on Common Stock <FN1>         39        41        50        39        39


<FN1> Computed on trailing four quarters of earnings per common share.


                                SIGNATURES
                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVRY INC.



 Date: September 25, 2000               By /s/Dennis J. Keller
                                           -------------------
                                           Dennis J. Keller
                                           Chairman and Chief
                                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                     Title                              Date
---------                     -----                              ----


/s/Dennis J. Keller
-------------------
Dennis J. Keller              Chairman, Chief Executive
                              Officer and Director               9/25/00


/s/Ronald L. Taylor
-------------------
Ronald L. Taylor              President, Chief Operating
                              Officer and Director               9/25/00


/s/Norman M. Levine
-------------------
Norman M. Levine              Vice President, Chief
                              Financial Officer, and
                              Principal Accounting Officer       9/25/00


/s/Ewen M. Akin
---------------
Ewen M. Akin                  Director                           9/19/00



/s/Charles A. Bowsher
---------------------
Charles A. Bowsher            Director                           9/20/00

                          ----------------------

Signature                     Title                              Date
---------                     -----                              ----


/s/David S. Brown
-----------------
David S. Brown                Director                           9/20/00



/s/Robert E. King
-----------------
Robert E. King                Director                           9/20/00



/s/Frederick A. Krehbiel
------------------------
Frederick A. Krehbiel         Director                           9/19/00



/s/Thurston E. Manning
----------------------
Thurston E. Manning           Director                           9/19/00




/s/Robert C. McCormack
----------------------
Robert C. McCormack           Director                           9/19/00



/s/Julie A. McGee
-----------------
Julie A. McGee                Director                           9/20/00



/s/Hugo J. Melvoin
------------------
Hugo J. Melvoin               Director                           9/19/00

                              INDEX TO EXHIBITS
                              -----------------


Exhibit                                  Sequentially      Incorporated by
Number            Exhibit                Numbered Page     Reference to
-------           -------                -------------     ---------------

2(a)     Agreements regarding                              Exhibit 2 to the
         purchase of Denver Technical                      Company's Form 8-K
         College assets dated as of                        filed July 16, 1999
         July 1, 1999

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

3(c)     Amended and Restated By-Laws                      Exhibit 3(d) to
         of the Registrant                                 Amendment #1 of the
                                                           Company's Form S-1
                                                           #333-40151 dated
                                                           May 21, 1991

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
         America Illinois.

Exhibit                                  Sequentially      Incorporated by
Number            Exhibit                Numbered Page     Reference to
-------           -------                -------------     ---------------

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

4(d)     Third Amendment dated as of                       Exhibit 4(d) to the
         May 11, 1999 to Amended and                       Company's Form 10-K
         Restated Financing Agreement                      for the year ended
         between Keller Graduate                           June 30, 1999
         School of Management, Inc.,
         certain financial
         institutions and Bank of
         America National Trust and
         Savings Association.

4 (e)    Fourth Amendment dated as of
         December 3, 1999 to Amended
         and Restated Financing
         Agreement between DeVry
         University, Inc., certain
         financial institutions and
         Bank of America National
         Trust and Savings
         Association.                       114-119



10(a)    Registrant's Amended and                          Exhibit 10.1 to the
         Restated Stock Incentive                          Company's Form S-3,
         Plan                                              #333-22457 dated
                                                           February 27, 1997

10(b)    Registrant's 1991 Stock                           Exhibit 10.3 to the
         Incentive Plan                                    Company's Form S-3,
                                                           #333-22457 dated
                                                           February 27, 1997

10(c)    Registrant's 1994 Stock                           Exhibit 10.2 to the
         Incentive Plan                                    Company's From S-3,
                                                           #333-22457 dated
                                                           February 27, 1997

10 (d)   Registrants' 1999 Stock
         Incentive Plan                     120-122

Exhibit                                  Sequentially      Incorporated by
Number            Exhibit                Numbered Page     Reference to
-------           -------                -------------     ---------------

10(e)    DeVry Inc. Amended and                            Exhibit 10(d) to
         Restated Profit Sharing                           the Company's Form
         Retirement Plan dated                             10-K for the year
         effective as of July 1, 1992                      ended June 30, 1996

10(f)    First Amendment to DeVry                          Exhibit 10(e) to
         Inc. Amended and Restated                         the Company's Form
         Profit Sharing Retirement                         10-K for the year
         Plan                                              ended June 30, 1996

10(g)    Amendment to DeVry Inc.                           Exhibit 10(f) to
         Amended and Restated Profit                       the Company's Form
         Sharing Retirement Plan                           10-K for the year
                                                           ended June 30, 1997

10(h)    Amendment to DeVry Inc.                           Exhibit 10(g) to
         Amended and Restated Profit                       the Company's Form
         Sharing Retirement Plan                           10-K for the year
                                                           Ended June 30, 1997

10(i)    Amendment to DeVry Inc.                           Exhibit 10(h) to
         Amended and Restated Profit                       the Company's Form
         Sharing Retirement Plan                           10-K for the year
                                                           ended June 30, 1997

10(j)    Employee Stock Purchase Plan                      Exhibit 10(f) to
                                                           the Company's Form
                                                           S-3, #33-58636
                                                           dated February 22,
                                                           1993

10(k)    First Amendment to Employee                       Exhibit 10(h) to
         Stock Purchase Plan                               the Company's Form
                                                           10-K for the year
                                                           ended June 30, 1994

10(l)    Deferred Compensation Plan                        Exhibit 10(k) to
                                                           the Company's Form
                                                           10-K for the year
                                                           ended June 30, 1999

10(m)    Form of Indemnification                           Exhibit 10(d) to
         Agreement between the                             the Company's Form
         Registrant and its directors                      S-1, #33-40151
                                                           dated April 24,
                                                           1991

Exhibit                                  Sequentially      Incorporated by
Number            Exhibit                Numbered Page     Reference to
-------           -------                -------------     ---------------

10(n)    Employment Agreement between                      Exhibit 10(f) to
         the registrant and each of                        the Company's Form
         Dennis J. Keller and Ronald                       10-K for the year
         L. Taylor                                         ended June 30, 1991


21       Subsidiaries of the
         Registrant                         123



23       Consent of Pricewaterhouse-
         Coopers LLP, independent
         accounts                           124



27       Financial Data Schedule            125