Form 10-Q
period 2000-09-30
DEVRY INC
filed 2000-11-08
CIK 730464

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000


                         Commission file number 0-12751



                                  DeVRY INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)




                  DELAWARE                          36-3150143
        ------------------------------          ------------------
        State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          Identification No.)


          One Tower Lane, Oakbrook Terrace, Illinois    60181
        --------------------------------------------  --------
          (Address of principal executive offices)   (Zip Code)




	                         (630) 571-7700
              --------------------------------------------------
             (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at October 31, 2000: 69,683,957







Total number of pages:  13

                                  DeVRY INC.

                               FORM 10-Q INDEX
                  For the Quarter ended September 30, 2000

                                                                Page No.
                                                                --------

PART I.   Financial Information

  Item 1. Financial Statements:

    Consolidated Balance Sheets at
    September 30, 2000, June 30, 2000,
    and September 30, 1999                                        3-4

    Consolidated Statements of Income
    for the quarter ended
    September 30, 2000, and 1999                                  5

    Consolidated Statements of Cash Flows
    for the quarter ended
    September 30, 2000, and 1999                                  6

    Notes to Consolidated Financial
    Statements                                                    7

  Item 2. Management's Discussion and
          Analysis of Results of Operations
          and Financial Condition                                 8-11


Part II.  Other Information

  Item 5. Other Information                                       12

  Item 6. Exhibits and Reports on Form 8-K                        12


SIGNATURES                                                        13

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      2000         2000         1999
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $ 30,635     $ 25,851     $ 34,871
    Restricted Cash                   22,519       19,395       26,193
    Accounts Receivable, Net          66,725       25,362       41,324
    Inventories                        4,652        6,371        4,765
    Deferred Income Taxes              3,526        3,526        4,536
    Prepaid Expenses and Other         2,701        1,459        2,614
                                     -------      -------      -------
       Total Current Assets          130,758       81,964      114,303
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              42,062       38,516       38,419
    Buildings                        113,119      101,689       78,595
    Equipment                        121,529      113,586       99,455
    Construction In Progress           2,347        6,403       16,248
                                     -------      -------      -------
                                     279,057      260,194      232,717

    Accumulated Depreciation        (107,324)    (101,393)     (85,456)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              171,733      158,801      147,261
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            73,219       74,134       75,872
    Deferred Income Taxes              2,035        2,032           -
    Perkins Program Fund, Net          8,316        8,316        7,375
    Other Assets                       2,266        1,832        1,517
                                     -------      -------      -------
       Total Other Assets             85,836       86,314       84,764
                                     -------      -------      -------
TOTAL ASSETS                        $388,327     $327,079     $346,328
                                     =======      =======      =======






The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      2000         2000         1999
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                $ 27,187     $ 31,827     $ 26,033
    Accrued Salaries, Wages &
      Benefits                        28,155       24,715       22,677
    Accrued Expenses                  15,540        7,041       15,398
    Advance Tuition Payments           6,916       15,507        8,656
    Deferred Tuition Revenue          59,988       10,095       45,233
                                     -------      -------      -------
       Total Current Liabilities     137,786       89,185      117,997
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                        -            -        29,000
    Deferred Income Tax Liability         -            -         2,137
    Deferred Rent and Other           12,765       12,755       11,927
                                     -------      -------      -------
       Total Other Liabilities        12,765       12,755       43,064
                                     -------      -------      -------
TOTAL LIABILITIES                    150,551      101,940      161,061
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,679,874, 69,642,087  and
    69,432,273, Shares Issued and
    Outstanding at September 30,
    2000, June 30, 2000 and
    September 30, 1999,
    Respectively                         697          697          695
  Additional Paid-in Capital          63,311       63,012       61,015
  Retained Earnings                  173,162      160,996      123,122
  Accumulated Other Comprehensive
    Income                               606          434          435
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           237,776      225,139      185,267
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $388,327     $327,079     $346,328
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                            DEVRY INC.
                CONSOLIDATED  STATEMENTS  OF  INCOME
         (Dollars in Thousands Except for Per Share Amounts)
                           (Unaudited)

                                       For The Quarter Ended
                                           September 30,

                                          2000        1999
                                        --------    --------
REVENUES:

   Tuition                             $124,034    $106,863
   Other Educational                     11,130      11,115
   Interest                                 255         304
                                        -------     -------
      Total Revenues                    135,419     118,282
                                        -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services          78,309      71,227
   Student Services and
    Administrative Expense               37,215      30,266
   Interest Expense                         113         574
                                        -------     -------
      Total Costs and Expenses          115,637     102,067
                                        -------     -------
Income Before Income Taxes               19,782      16,215

Income Tax Provision                      7,616       6,308
                                        -------     -------
NET INCOME                             $ 12,166    $  9,907
                                        =======     =======

EARNINGS PER COMMON SHARE
   Basic                                  $0.17       $0.14
                                        =======     =======
   Diluted                                $0.17       $0.14
                                        =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Quarter
                                                     Ended September 30,
                                                       2000       1999
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $12,166    $ 9,907
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      6,105      4,608
     Amortization                                        933        915
     Provision for Refunds and
      Uncollectible Accounts                           7,249      6,009
     Deferred Income Taxes                                (3)        -
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                      (35)        32
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                              (3,124)    (5,282)
         Accounts Receivable                         (48,612)   (32,691)
         Inventories                                   1,719      1,910
         Prepaid Expenses And Other                   (1,684)      (522)
         Accounts Payable                             (4,640)    (5,343)
         Accrued Salaries, Wages,
          Expenses and Benefits                       11,939      9,614
         Advance Tuition Payments                     (8,591)    (4,772)
         Deferred Tuition Revenue                     49,893     40,088
                                                      ------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           23,315     24,473
                                                      ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                               (19,002)   (12,319)
  Payments for Purchases of Businesses, Net
    of Cash Acquired                                      -     (38,186)
                                                      ------     ------
  NET CASH USED IN INVESTING ACTIVITIES:             (19,002)   (50,505)
                                                      ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                299         68
  Proceeds From Revolving Credit Facility              6,000     40,000
  Repayments Under Revolving Credit Facility          (6,000)   (11,000)
                                                      ------     ------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    299     29,068

Effects of Exchange Rate Differences                     172        (13)
                                                      ------     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   4,784      3,023

Cash and Cash Equivalents at Beginning
 of Period                                            25,851     31,848
                                                      ------     ------
Cash and Cash Equivalents at End of Period           $30,635    $34,871
                                                      ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                        $83       $490
  Income Tax (Refunds)Payments During the Period, Net   (170)       286


The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
                 For the Quarter Ended September 30, 2000

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

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

         The results of operations for the three months ended September 30, 2000, are not necessarily indicative of results to be expected for the entire fiscal year.

    2. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,660,000 and 69,421,000 for the first quarters ended September, 2000 and 1999, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,820,000 and 70,363,000 for the first quarters ended September 30, 2000 and 1999, respectively.

    3. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 requires deferral of certain revenue items over the period that the related service is provided. Adoption of SAB 101 is required by the Company's fourth quarter of fiscal 2001. The SEC has recently issued interpretive guidance on the implementation of this bulletin, and the Company is completing an evaluation of its effects. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment); however, based on preliminary analysis, the Company does not expect SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flows.

    4. In October, the Company and its banks renegotiated the revolving loan agreement; extending the term of the agreement, increasing the permissible level of capital spending and adjusting one of the financial covenants.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition
-----------------------------------------------------------
Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the Company's SEC filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the Securities and
Exchange Commission

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000, as filed with the Securities and Exchange Commission. All references to per share amounts have been restated to reflect the June 19, 1998, two-for-one stock split.

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


Results of Operations
---------------------
Tuition revenues for the first quarter increased by $17.2 million, or 16.1%, compared to the first quarter of last year. The increase in these revenues was produced by several positive factors. First, enrollments at the Company's undergraduate campuses increased by 13.1% from last summer.
This is the 29th consecutive term that exceeds the prior-year results for total student enrollment. Contributing to the revenue and enrollment growth from the prior year was the opening, last fall, of a new DeVry Institute in West Hills (Los Angeles), California, and a new DeVry Institute opening at the start of this year's summer term (July) in Tinley Park (Chicago), Illinois. Second, for Keller Graduate School, enrollment for the term which began in late June increased by 15.2% from last June. Contributing to Keller's enrollment increase was the opening of 5 new teaching centers since last year, bringing the total for the June term this year to 36. Third, the DeVry Institutes implemented an approximately 6% tuition rate increase effective with the start of the summer term. A somewhat smaller price increase was implemented by Keller Graduate School effective with their term that began at the start of September.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 entitled "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides the SEC staff's views on applying generally accepted accounting principles to selected revenue recognition issues, including the recognition of fee income. The SEC has recently issued interpretive guidance on SAB 101 which must be implemented by the fourth quarter of the Company's current fiscal year.
The Company is continuing its evaluation of the effects of SAB 101, including the possible requirement for the deferral and subsequent amortization of revenue and related expenses for its application fee and other fee income. Such fees provide only a relatively small portion of the Company's revenues each period. The Company does not expect the adoption of SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flows.

Other Educational Revenues is composed primarily of sales of books and supplies to students enrolled in the Company's undergraduate, graduate and Becker review programs. This category of revenue did not increase from last year as it has historically. Last year, the DeVry Institutes entered into an agreement with Follett Higher Education Group ("Follett") to outsource the management of several of the on-campus DeVry Institute bookstores.
At year-end fiscal 2000, Follett had taken over the management of 4 stores. During the first quarter, several other DeVry Institute bookstores were transitioned to Follett management. The wider range of ancillary merchandise and improved retail store management, plus an online ordering capability, should provide an improved level of service to DeVry students. Bookstore sales revenue and cost of sales expense are no longer reported by DeVry for those stores under Follett management. In its place, DeVry receives a commission from Follett based upon the level of sales at the stores they operate. Responsibility for the management of additional DeVry Institute bookstores may be transferred to Follett in future quarters, further reducing this category of reported revenues but with no significant effect on income.

Interest income on the Company's short term investments decreased slightly from the first quarter of last year. Cash balances available for investment were generally lower during this year's first quarter because of record capital spending on improvements and growth.

Cost of Educational Services increased by $7.1 million, or 9.9%, from the first quarter of last year. The increase reflects the cost of additional facilities, faculty, staff, student service efforts, supplies, tuition refunds and uncollectible account costs relating to higher enrollments and new operating locations opened since last year. Partly offsetting these cost increases was the reduction in bookstore cost of sales at those bookstores now under Follett management as discussed above. Excluding all of the DeVry Institute bookstore cost of sales from both the first quarter of this year and the first quarter of last year, the Cost of Educational Services expense would have increased by approximately 11.5%. Contributing to the lower rate of increase in this cost category vs. the rate of increase in tuition revenue, were continued cost controls and operating efficiencies from higher enrollments, particularly at the locations opened in FY 2000 and 1999 where fixed cost infrastructure is in place and enrollment increases do not require commensurate cost increases. Also contributing to the lower rate of cost increase is the consolidation of additional Conviser Duffy CPA Review sites into the Becker system. The Conviser sites were acquired at the start of last fiscal year and many of them were run independently for the November 1999 CPA Review exam cycle because classes had already begun. By the start of this year, the remaining duplicate operating locations and costs had been eliminated.

Depreciation expense, most of which is included in Cost of Educational Services, increased by $1.5 million from last year. The increased cost reflects the Company's continued capital spending for improvement and expansion of its educational operations.

Student Services and Administrative Expense increased by $6.9 million, or 23.0%, from last year. The increase reflects the marketing, administrative and curriculum development costs associated with the Company's expanding operations. Marketing efforts for the DeVry Institute campus opening in Orlando this November and the planned opening in Seattle for next July are already underway, contributing to the cost increase in advance of any tuition revenues from these sites. Both Orlando and Seattle are new locations for DeVry and initial marketing expenses are higher than they would be in an existing DeVry Institute market such as the recent opening in West Hills (Los Angeles), California. In addition, marketing was initiated for several Keller centers that are planned to open in November, again in advance of tuition revenues from these sites.

In response to the growing size and complexity of its operations, the Company has begun design and development efforts on a new student information system to serve the needs of the educational programs and supporting activities at all of its divisions. Information system department and operations area support spending on these early development efforts are included in the Student Services and Administrative Expense category, contributing to the increase in cost.

The Company's earnings from operations, before interest expense and taxes, ("EBIT") were a record for any first quarter period. The EBIT margin, which has increased steadily in each of the past years, increased again. This increase in EBIT margin reflects both the economies of scale as the Company continues to grow and the effect of the reduced level of bookstore sales, with their historically low margin, as discussed above.

The reduction in interest expense reflects the Company's repayment of borrowings for the two acquisitions, for cash, made last year and funded by the using the revolving line of credit agreement. All borrowings had been fully repaid by the end of last fiscal year. During the first quarter there was a temporary borrowing to fund operations during the cyclically low cash flow period at the beginning of the new fiscal year. These temporary borrowings were fully repaid before the end of the quarter.

Net income of $12.2 million, or $0.17 per share, increased by approximately 23% from last year. This continues the pattern of year-over-year earnings growth at a rate of 20+%.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations was $23.3 million for the first quarter of the year, slightly lower than the $24.5 million in the first quarter of last year. Higher net income, including higher non-cash charges for depreciation, and higher accrued wages and expenses all represented an increased source of cash flow from operations. However, offsetting these increases was a higher level of accounts receivable. The increased receivable level reflects the higher level of student enrollments and revenues realized this year and an increase of nearly $8 million in the receivable owed to the Company under various federal financial aid programs.

This increase in the amount owed under financial aid programs, which funds represent over 60% of the collections for U.S. Institute revenue, will be collected in the coming months as the Company completes the detailed administrative processes established by the Department of Education related to collection. Similar receivable levels have occurred in the past and may occur again.

Capital spending for the quarter was $19.0 million, an increase of $6.7 million from last year. Capital spending is aimed at improvement and expansion of the Company's educational operations. Included in the spending for the first quarter was the completion of the land purchase in Seattle for the planned opening of a DeVry Institute campus next July. The Company expects that its capital spending in the coming quarters will remain at a high level as expansion and improvement efforts continue throughout the system.

During the first quarter, the Company borrowed $6.0 million under its revolving line of credit agreement to meet cyclical operating needs prior to the cash inflows from the start of DeVry Institutes' summer term. This temporary borrowing was fully repaid by the end of the quarter. Similarly, at the start of November the Company borrowed under its revolving line of credit to meet cyclical operating needs prior to the cash inflows from the start of DeVry Institutes' fall term.

The Company believes that the current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operations for the foreseeable future.

PART II - Other information
---------------------------
Item 5 - Other Information
--------------------------
In October, the Company and its banks renegotiated the revolving loan agreement, extending the term of the agreement, increasing the permissible level of capital spending and adjusting one of the financial convenants. Future changes and adjustments to this agreement may be required in the future to meet the Company's expanding operating needs.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2000.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: NOVEMBER 8, 2000          /s/ Ronald L. Taylor
                                        -----------------------------
                                        Ronald L. Taylor
                                        President and Chief Operating
                                        Officer




        Date: NOVEMBER 8, 2000          /s/Norman M. Levine
                                        -----------------------------------
                                        Norman M. Levine
                                        Vice President Finance, Controller,
                                        Chief Financial and Accounting
                                        Officer