Form 10-Q/A
period 2000-09-30
DEVRY INC
filed 2000-11-09
CIK 730464

                                 FORM 10-Q/A

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------



	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2000


                       Commission file number 0-12751



                                  DeVRY INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)




                   DELAWARE                       36-3150143
         ------------------------------       ------------------
        (State or other jurisdiction of      (I.R.S. Employer
         incorporation or organization)       Identification No.)


           One Tower Lane, Oakbrook Terrace, Illinois    60181
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

                                     YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at
October 31, 2000:  69,683,957







Total number of pages:  4

                                  DeVRY INC.

                              FORM 10-Q/A INDEX
                 For the Quarter ended September 30, 2000

                                                                Page No.
                                                                --------



Part II.  Other Information


Item 6. Exhibits and Reports on Form 8-K                          3


SIGNATURES                                                        3

Exhibit 27                                                        4

PART II - Other information
---------------------------


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits

Exhibit 27-Financial Data Schedule is filed as part of this Form 10-Q/A as it was omitted from the Company's Form 10-Q for the quarterly period ended September 30, 2000 as previously filed.

See Exhibit 27 located on Page 4 of this report.




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