Form 10-Q
period 2000-12-31
DEVRY INC
filed 2001-02-13
CIK 730464

                                   FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000
              ------------------------------------------------

                        Commission file number 0-12751



                                   DeVRY INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)




                   DELAWARE                        36-3150143
        -------------------------------       --------------------
        (State or other jurisdiction of       (I.R.S. Employer
        incorporation or organization)         Identification No.)


            One Tower Lane, Oakbrook Terrace, Illinois  60181
           ---------------------------------------------------
           (Address of principal executive offices) (Zip Code)




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


Number of shares of Common Stock, $0.01 par value, outstanding at
January 31, 2001:  69,703,484







Total number of pages:  15

                                  DeVRY INC.

                               FORM 10-Q INDEX
                   For the Quarter Ended December 31, 2000

                                                                Page No.
                                                                --------

PART I.   Financial Information

Item 1. Financial Statements:

Consolidated Balance Sheets at
     December 31, 2000, June 30, 2000,
     and December 31, 1999                                         3-4

Consolidated Statements of Income
     for the quarter and six months ended
     December 31, 2000, and 1999                                   5

Consolidated Statements of Cash Flows
     for the six months ended
     December 31, 2000, and 1999                                   6

Notes to Consolidated Financial
     Statements                                                    7-8

Item 2. Management's Discussion and
        Analysis of Results of Operations
        and Financial Condition                                    9-12


Part II.  Other Information

Item 4. Submission of Matters to a Vote of
        Security Holders                                           13

Item 5. Other Information                                          14

Item 6. Exhibits and Reports on Form 8-K                           14


SIGNATURES                                                         15

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      2000          2000           1999
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 47,144      $ 25,851       $ 39,806
    Restricted Cash                    21,944        19,395         36,400
    Accounts Receivable, Net           85,207        25,362         53,419
    Inventories                         3,354         6,371          3,590
    Deferred Income Taxes               3,526         3,526          2,656
    Prepaid Expenses and Other          2,658         1,459          4,545
                                     --------      --------       --------
       Total Current Assets           163,833        81,964        140,416
                                     --------      --------       --------
  Land, Buildings and Equipment

    Land                               42,087        38,516         38,420
    Buildings                         116,206       101,689         97,096
    Equipment                         132,387       113,586        104,974
    Construction In Progress            6,527         6,403          1,326
                                     --------      --------       --------
                                      297,207       260,194        241,816

    Accumulated Depreciation         (113,146)     (101,393)       (90,886)
                                     --------      --------       --------
       Land, Buildings and
         Equipment, Net               184,061       158,801        150,930
                                     --------      --------       --------
  Other Assets

    Intangible Assets, Net             72,306        74,134         76,057
    Deferred Income Taxes               2,035         2,032              -
    Perkins Program Fund, Net           9,603         8,316          7,375
    Other Assets                        2,656         1,832          1,455
                                     --------      --------       --------
       Total Other Assets              86,600        86,314         84,887
                                     --------      --------       --------
TOTAL ASSETS                         $434,494      $327,079       $376,233
                                     ========      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      2000          2000           1999
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 39,861      $ 31,827       $ 35,935
    Accrued Salaries, Wages &
      Benefits                         24,912        24,715         20,459
    Accrued Expenses                    5,543         7,041          9,114
    Advance Tuition Payments            8,664        15,507          8,901
    Deferred Tuition Revenue           90,088        10,095         71,563
                                     --------      --------       --------
       Total Current Liabilities      169,068        89,185        145,972
                                     --------      --------       --------
  Other Liabilities

    Revolving Loan                          -             -         20,000
    Deferred Income Tax Liability           -             -            178
    Deferred Rent and Other            11,687        12,755         11,929
                                     --------      --------       --------
       Total Other Liabilities         11,687        12,755         32,107
                                     --------      --------       --------
TOTAL LIABILITIES                     180,755       101,940        178,079
                                     --------      --------       --------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,696,333, 69,642,087  and
    69,572,363, Shares Issued and
    Outstanding at December 31,
    2000, June 30, 2000 and
    December 31, 1999,
    Respectively                          697           697            695
  Additional Paid-in Capital           63,555        63,012         61,251
  Retained Earnings                   188,884       160,996        135,913
  Accumulated Other Comprehensive
    Income                                603           434            295
                                     --------      --------       --------
TOTAL SHAREHOLDERS' EQUITY            253,739       225,139        198,154
                                     --------      --------       --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $434,494      $327,079       $376,233
                                     ========      ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                       CONSOLIDATED STATEMENTS OF INCOME
             (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)


                                     For The Quarter      For The Six Months
                                    Ended December 31,    Ended December 31,
                                  --------------------   --------------------
                                    2000        1999       2000        1999
                                  --------------------   --------------------
REVENUES:

   Tuition                        $138,319    $118,973   $262,353    $225,836
   Other Educational                11,726      13,971     22,856      25,086
   Interest                            320         304        575         608
                                  --------    --------   --------    --------
      Total Revenues               150,365     133,248    285,784     251,530
                                  --------    --------   --------    --------
COSTS AND EXPENSES:

   Cost of Educational Services     81,414      72,537    159,723     143,764
   Student Services and
      Administrative Expense        43,353      39,347     80,568      69,613
   Interest Expense                     76         435        189       1,009
                                  --------    --------   --------    --------
      Total Costs and Expenses     124,843     112,319    240,480     214,386
                                  --------    --------   --------    --------
Income Before Income Taxes          25,522      20,929     45,304      37,144

Income Tax Provision                 9,800       8,138     17,416      14,446
                                  --------    --------   --------    --------
NET INCOME                        $ 15,722    $ 12,791   $ 27,888    $ 22,698
                                  ========    ========   ========    ========


EARNINGS PER COMMON SHARE
   Basic                             $0.23       $0.18      $0.40       $0.33
                                     =====       =====      =====       =====
   Diluted                           $0.22       $0.18      $0.39       $0.32
                                     =====       =====      =====       =====


The accompanying notes are an integral part these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                      For The Six Months
                                                      Ended December 31,
                                                      -------------------
                                                        2000        1999
                                                      -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $27,888     $22,698
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      13,109       9,887
     Amortization                                       1,864       1,849
     Provision for Refunds and
      Uncollectible Accounts                           14,299      11,939
     Deferred Income Taxes                                 (3)        (79)
     Loss(Gain) on Disposals and Adjustments to
      Land, Buildings and Equipment                       113         (36)
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                               (2,549)    (15,489)
         Accounts Receivable                          (73,998)    (50,716)
         Inventories                                    3,017       3,085
         Prepaid Expenses And Other                    (3,127)       (400)
         Perkins Program Fund Contribution
          and Other                                    (1,433)
         Accounts Payable                               8,034       4,559
         Accrued Salaries, Wages,
          Expenses and Benefits                        (1,301)     (1,495)
         Advance Tuition Payments                      (6,843)     (4,527)
         Deferred Tuition Revenue                      79,993      66,418
                                                      -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            59,063      47,693
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (38,482)    (21,199)
  Payments for Purchases of Businesses, Net
    of Cash Acquired                                              (38,687)
                                                      -------     -------
  NET CASH USED IN INVESTING ACTIVITIES               (38,482)    (59,886)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 543         304
  Proceeds From Revolving Credit Facility              12,000      40,000
  Repayments Under Revolving Credit Facility          (12,000)    (20,000)
                                                      -------     -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               543      20,304

Effects of Exchange Rate Differences                      169        (153)
                                                      -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS              21,293       7,958

Cash and Cash Equivalents at Beginning
 of Period                                             25,851      31,848
                                                      -------     -------
Cash and Cash Equivalents at End of Period            $47,144     $39,806
                                                      =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                        $154        $949
  Income Taxes Paid During the Period                  20,461      17,246


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                    Notes to Consolidated Financial Statements
              For the Quarter and Six Months Ended December 31, 2000
                                   ----------


    1. The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

         The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, each as filed with the Securities and Exchange Commission.

         The results of operations for the six months ended December 31,2000, are not necessarily indicative of results to be expected for the entire fiscal year.

    2. On January 5, 2001, using its available cash balances, the Company acquired substantially all of the tangible operating assets, trademarks and trade names of Argentum Inc. and Xerxes Inc., which do business as Stalla Seminars ("Stalla"). Stalla, which is based outside of Cleveland, Ohio, develops and markets exam preparation materials for the Chartered Financial Analyst professional certification as administered by the Association for Investment Management and Research.

         This acquisition will be accounted for under the purchase method of accounting. Accordingly, the purchase price will be allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values, with any residual purchase price allocated to goodwill. The intangible assets will be amortized using the straight line method primarily over a 25-year period for financial reporting purposes and will be deducted for tax reporting purposes over shorter statutory lives.

    3. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,688,000 and 69,456,000 for the second quarters ended December 31, 2000 and 1999, respectively. Shares used in this computation were 69,674,000 and 69,439,000 for the six months ended December 31, 2000 and 1999, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,716,000 and 70,300,000 for the second quarters ended December 31, 2000 and 1999, respectively. Shares used in this computation were 70,677,000 and 70,326,000 for the six months ended December 31, 2000 and 1999, respectively.

    4. In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 ("SAB 101"). SAB 101 requires deferral of certain revenue items over the period that the related service is provided. Adoption of SAB 101 is required by the Company's fourth quarter of fiscal 2001. The SEC has recently issued interpretive guidance on the implementation of this bulletin, and the Company is completing an evaluation of its effects. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment) but permits the deferral and subsequent amortization of certain expenses related to these fees. Based on preliminary analysis, the Company does not expect
         SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flows.

    5. In October, the Company and its banks renegotiated the revolving loan agreement; extending the term of the agreement to February 1, 2003, increasing the permissible level of capital spending and adjusting one of the financial covenants.

    6. The Company capitalizes certain internal software development costs which are amortized using the straight line method over the estimated lives of the software not to exceed 5 years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll related costs for employees who are directly associated with the internal-use software project and interest expense, if any. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------
Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the Company's SEC filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the Securities and Exchange Commission.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000, and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000, each as filed with the Securities and Exchange Commission. All references to per share amounts have been restated to reflect the June 19, 1998, two-for-one stock split.

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


Results of Operations
---------------------
Tuition revenues for the second quarter increased by $19.3 million, or 16.3%, compared to the second quarter of last year. For the first six months, the increase in tuition revenues was $36.5 million, or 16.2%. These increases in tuition revenue were produced by several positive factors. Enrollments for the summer term at the Company's undergraduate schools increased by 13.1% from last summer and enrollments for the fall term increased by 9.3% from last year. These were the 29th and 30th consecutive terms in which total enrollments exceeded the level of a year ago. Contributing to the record enrollments and revenues in the first half was the opening of a new DeVry Institute campus in Tinley Park, Illinois, a suburb of Chicago. This is the third campus in the Chicago-area. In November, another new DeVry Institute campus opened in Orlando, Florida.

At Keller Graduate School, total course enrollment for the term that began in late June increased by 11.1% from last year. For the September term, enrollment was 7,149, an increase of 15.7% from last year.

Tuition rates were increased by DeVry Institutes in July by approximately 6% and by a similar amount at Keller Graduate School in September. The enrollment and tuition rate increases at DeVry Institutes and Keller Graduate School produced a combined 18.1% increase in first half tuition revenues for these operations.

The Becker Conviser Professional Review tuition revenues for the first six months decreased somewhat from the prior year because of the effect of numerous state implementations of the "150 hour rule", requiring CPA candidates in those states to complete a fifth year of college before they are eligible to sit for the examination.

Other Educational Revenues is composed primarily of sales of books and supplies to students enrolled in the Company's undergraduate, graduate and Becker Conviser Professional Review programs. This category of revenue declined by $2.2 million in the second quarter and first half from the corresponding periods of a year ago. Last fiscal year, DeVry Institutes entered into an agreement with Follett Higher Education Group ("Follett") to outsource the running of several of the on-campus DeVry Institute bookstores. At the end of fiscal 2000, Follett was running 4 stores. During the first and second quarter, additional DeVry Institute bookstores were transitioned to Follett and by the end of December, Follett was running 9 of the institute bookstores. Follett provides to students at DeVry Institutes a wider range of ancillary merchandise plus online ordering capability. The expanded range of offerings should provide an improved level of service to students. At those bookstores that Follett is running, DeVry Institutes no longer report the sales revenue nor cost of sales expense. In their place, DeVry Institutes receive a commission from Follett based upon the level of sales at these stores. Because the bookstores have historically operated at a lower margin than the primary educational operation, the lower revenue and cost of sales has the effect of increasing operating margins but with no significant effect on income. Responsibility for the running of additional DeVry Institute bookstores may be transferred to Follett in future quarters as it meets the needs of DeVry Institutes.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 entitled "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides the SEC staff's views on applying generally accepted accounting principles to selected revenue recognition issues, including the recognition of fee income. The SEC has subsequently issued interpretive guidance on SAB 101 and must be implemented by the fourth quarter of the Company's current fiscal year. The Company is completing an evaluation of the effects of SAB 101, including the deferral of certain fees and other charges over the period of service (student enrollment) and the possible deferral and subsequent amortization of certain expenses related to its enrollment fee income. Enrollment fees provide only a relatively small portion of the Company's revenues each period and the Company does not expect the adoption of SAB 101 to have a significant effect on its consolidated results of operations, financial position and cash flows.

Interest income for both the second quarter and first half of the year were approximately equal to the level of the corresponding year-ago periods as cash in excess of that needed for daily transactions is invested in short-term securities.

Cost of Educational Services for the second quarter increased by $8.9 million, or 12.2%. For the first half, these expenses increased by $16.0 million, or 11.1%. In part, these expenses have increased at a lesser rate than revenues this year because of lower cost of sales at those DeVry Institutes whose bookstore is run by Follett. Also contributing to the lower rate of cost increase is the consolidation of additional Conviser Duffy CPA Review sites into the Becker system. The Conviser sites were acquired at the start of last fiscal year and many of them continued to run independently for the November 1999 exam review cycle because classes had already begun. By the start of the current fiscal year, the remaining duplicate operating locations and costs had largely been eliminated. Cost increases, offsetting the reduction in bookstore cost of sales and Becker consolidation, include facility costs for new operating locations, additional faculty, staff, student services, supplies, tuition refunds and provision for uncollectible accounts from the higher level of enrollments compared to last year. Compared to last year, there are two additional DeVry Institutes and five additional Keller teaching centers.

Depreciation expense, most of which is included in Cost of Educational Services, increased by $1.7 million for the second quarter and $3.2 million for the first six months of this year. The increase in depreciation expense reflects the continued high level of capital spending on expansion and improvement throughout all of the Company's operations.

Student Services and Administrative Expense for the quarter increased by $4.0 million, or 10.2%, from last year. For the first half, these expenses increased by almost $11.0 million, or 15.7%, from last year. These increases reflect the marketing, administrative and curriculum development costs associated with the Company's expanding operations. Marketing efforts for the new DeVry campus in Orlando Florida, that opened in November, and for the new campus that is scheduled to open in the Seattle area next July have contributed to the increased costs. In addition, marketing and administrative costs have increased because of the five new Keller centers that opened in the past year.

In response to the growing size and complexity of its operations, the Company has begun design and development efforts on a new student information system to serve the needs of the varied educational programs and supporting activities. Information system development costs in support of this project and other initiatives, including the cost of increased staffing and outside services, have increased from last year. In accordance with accounting principles for software development costs, certain wage and outside service costs are being capitalized. At the end of December, total capitalized cost was less than $1 million. This cost will be amortized in future periods as portions of the project become operational.

The Company's earnings from operations, before interest expense and taxes ("EBIT"), were a record for any second quarter or six month period. Operating margins, which have been increasing steadily over year-ago periods, continued to increase, reflecting cost controls and economies of scale as the Company grows. In addition, operating margins were enhanced by the reduced level of historically low margin bookstore sales as discussed above.

The reduced interest expense for the second quarter and first half compared to last year reflects the Company's debt free operations in the current year. Except for short periods of seasonal borrowing in the first and second quarter, the Company has generated enough cash to finance its operations and expansion.

Net income of $15.7 million, or $0.22 per diluted share, increased by 22.9% from the second quarter of last year. For the first half, net income of $27.9 million, or $0.39 per diluted share, also increased by 22.9% from last year. This continues the pattern of year-over-year earning growth at a 20+% rate.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $59.1 million for the first six months, up 23.8% from the same period a year ago. Higher net income, the increased non-cash charge for depreciation included in this net income, an increase in accounts payable and a decrease in restricted cash all contributed to the higher cash flow from operations. Partly offsetting these higher sources of cash was a net increase of almost $10 million in the level of accounts receivable related items (i.e. net of the provision for refunds, advanced tuition payments and deferred tuition revenue). The increased accounts receivable level reflects the higher student enrollments at DeVry University and an increase in receivable level per student caused by higher tuition rates, particularly at DeVry institutes, for the summer and fall terms.

The increase in accounts receivable also reflects an increase of approximately $13 million owed to the Company under various state and federal financial aid programs. Much of this increase is due to an increase in amounts owed by several states under state grant and loan programs. State governments have historically been slower to remit payment for these amounts than has the Department of Education for federal programs. Most of the amount owed as of December 31, 2000, has subsequently been received. Federal and state aid programs represent over 60% of the collections for U.S. Institute revenues.

Capital spending for the first six months reached a record high of $38.5 million. Included in this total is the completion of construction and furnishing of the new DeVry Institute Tinley Park, Illinois, campus, furnishing of the Orlando, Florida campus, continued renovation and expansion of the Columbus, Ohio, campus and construction of the new campus in the Seattle, Washington, area that is scheduled to open in July, 2001. Although the rate of capital spending for the remainder of the year will slow somewhat, the rate of future spending may remain at historically high levels if future campus openings will be in Company owned rather than leased properties. The decision to own rather than lease is based upon an analysis of the costs and benefits from various financing alternatives at each new location.

During both the first and second quarter, the Company borrowed $6.0 million under its revolving line of credit agreement to meet cyclical operating needs prior to the cash inflows from the start of DeVry Institutes' summer and fall term. These temporary borrowings were fully repaid by the end of each quarter. The Company believes that the current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operations for the foreseeable future.

At the beginning of January, 2001 the Company completed an acquisition of the business operations of Stalla Seminars, a Chartered Financial Analyst (CFA) exam review course provider. This purchase was made for cash and paid for from existing cash balances.

PART II - Other information
---------------------------
Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 14, 2000, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, four Directors of the Company were elected to serve as Class III Directors to hold office until 2003 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

    Class III                      For            Against        Withheld
--------------------            ----------        -------      ----------
Charles A. Bowsher              58,858,715             -          208,321
Robert C. McCormack             58,818,997             -          248,039
Julie A. McGee                  58,678,151             -          388,885
Ronald L. Taylor                48,679,193             -       10,387,843


The terms of office of the following Directors continued after the meeting:
Ewen M. Akin, David S. Brown, Dennis J. Keller, Robert E. King, Frederick A. Krehbiel, Thurston E. Manning and Hugo J. Melvoin.

Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the current fiscal year. The following table presents the results of the stockholders' vote on this matter:

                       For             Against               Withheld
                   ----------          -------               --------
                   59,002,681           23,479                 40,876

Item 5 - Other Information
--------------------------
In October, 2000 the Company and its banks renegotiated the revolving loan agreement, extending the term of the agreement to February 1, 2003, increasing the permissible level of capital spending and adjusting one of the financial convenants. Additional changes and adjustments to this agreement may be required in the future to meet the Company's expanding operating needs.

In November, 2000 three graduates of DeVry Institute's Chicago campus filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The Company believes that this lawsuit is frivolous and completely without merit. The Company has made no provision in its financial statements for the cost of the lawsuit and believes that such costs will not have a material effect on its results of operations or financial position.

In January, 2001 the Company acquired, for cash, the Stalla Seminars CFA Review business as a complement to its Becker Conviser Professional Review.

In January, 2001 the Company announced several key management promotions designed to provide the organizational resources necessary to accomplish the Company's growth and quality goals. These promotions included:

	O. John Skubiak to executive vice president

	Michael J. LaForte, Jr. to senior vice president

	Norman M. Levine to senior vice president.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K
-----------------------
There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: FEBRUARY 9, 2001                  /s/ Ronald L. Taylor
                                                --------------------
                                                Ronald L. Taylor
                                                President and Chief Operating
                                                Officer




        Date: FEBRUARY 9, 2001                  /s/Norman M. Levine
                                                -------------------
                                                Norman M. Levine
                                                Senior Vice President Finance
                                                and Chief Financial Officer