Form 10-Q
period 2001-03-31
DEVRY INC
filed 2001-05-01
CIK 730464

                                   FORM 10-Q

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001


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

                                  YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at
April 24, 2001:  69,744,416







Total number of pages:   22

                                   DeVRY INC.

                               FORM 10-Q INDEX
                    For the Quarter Ended March 31, 2001

                                                                Page No.
                                                                --------

PART I.   Financial Information

Item 1. Financial Statements:

  Consolidated Balance Sheets at
    March 31, 2001, June 30, 2000,
    and March 31, 2000                                             3-4

  Consolidated Statements of Income
    for the quarter and nine months ended
    March 31, 2001, and 2000                                       5

  Consolidated Statements of Cash Flows
    for the nine months ended
    March 31, 2001, and 2000                                       6

  Notes to Consolidated Financial
    Statements                                                     7-15

Item 2. Management's Discussion and
  Analysis of Results of Operations
  and Financial Condition                                          16-19


Part II.  Other Information

Item 5. Other Information                                          20

Item 6. Exhibits and Reports on Form 8-K                           20


SIGNATURES                                                         22

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   March 31,      June 30,      March 31,
                                      2001          2000           2000
                                  -----------   -----------    -----------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 26,868      $ 25,851       $ 33,995
    Restricted Cash                    58,345        19,395         49,595
    Accounts Receivable, Net          115,049        25,362         92,708
    Inventories                         4,130         6,371          3,532
    Deferred Income Taxes               3,526         3,526          2,656
    Prepaid Expenses and Other          3,451         1,459          4,109
                                      -------       -------        -------
       Total Current Assets           211,369        81,964        186,595
                                      -------       -------        -------
  Land, Buildings and Equipment

    Land                               42,501        38,516         38,491
    Buildings                         119,728       101,689        100,141
    Equipment                         136,173       113,586        108,904
    Construction In Progress           10,128         6,403          3,135
                                      -------       -------        -------
                                      308,530       260,194        250,671

    Accumulated Depreciation         (117,829)     (101,393)       (96,132)
                                      -------       -------        -------
       Land, Buildings and
         Equipment, Net               190,701       158,801        154,539
                                      -------       -------        -------
  Other Assets

    Intangible Assets, Net             79,853        74,134         74,946
    Deferred Income Taxes               1,166         2,032              -
    Perkins Program Fund, Net           9,746         8,316          7,829
    Other Assets                        2,928         1,832          1,405
                                      -------       -------        -------
       Total Other Assets              93,693        86,314         84,180
                                      -------       -------        -------
TOTAL ASSETS                         $495,763      $327,079       $425,314
                                      =======       =======        =======






The accompanying notes are an integral part of these consolidated financial statements.


                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                   March 31,      June 30,      March 31,
                                      2001          2000           2000
                                  -----------   ----------     -----------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 33,039      $ 31,827       $ 35,272
    Accrued Salaries, Wages &
      Benefits                         30,725        24,715         26,355
    Accrued Expenses                    8,646         7,041          8,078
    Advance Tuition Payments            9,382        15,507         10,069
    Deferred Tuition Revenue          130,684        10,095        108,417
                                      -------       -------        -------
       Total Current Liabilities      212,476        89,185        188,191
                                      -------       -------        -------
  Other Liabilities

    Revolving Loan                          -             -         13,000
    Deferred Income Tax Liability           -             -            323
    Deferred Rent and Other            12,425        12,755         11,985
                                      -------       -------        -------
       Total Other Liabilities         12,425        12,755         25,308
                                      -------       -------        -------
TOTAL LIABILITIES                     224,901       101,940        213,499
                                      -------       -------        -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,742,851, 69,642,087  and
    69,605,007, Shares Issued and
    Outstanding at March 31, 2001,
    June 30, 2000 and March 31,
    2000, Respectively                    698           697            696
  Additional Paid-in Capital           63,893        63,012         61,463
  Retained Earnings                   204,921       160,996        149,210
  Accumulated Other Comprehensive
    Income                              1,350           434            446
                                      -------       -------        -------
TOTAL SHAREHOLDERS' EQUITY            270,862       225,139        211,815
                                      -------       -------        -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $495,763      $327,079       $425,314
                                      =======       =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                       CONSOLIDATED STATEMENTS OF INCOME
              (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)



                                        For The Quarter           For The Nine Months
                                        Ended March 31,            Ended March 31,
                                     ---------------------      ----------------------
                                       2001         2000          2001          2000
                                     ---------------------      ----------------------
REVENUES:

   Tuition                           $137,836     $117,496      $400,189      $343,332
   Other Educational                   11,131       12,358        33,987        37,444
   Interest                               242          278           817           886
                                      -------      -------       -------       -------
      Total Revenues                  149,209      130,132       434,993       381,662
                                      -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services        81,292       72,569       241,015       216,333
   Student Services and                41,325       35,518       121,893       105,131
      Administrative Expense
   Interest Expense                        89          355           278         1,364
                                      -------      -------       -------       -------
      Total Costs and Expenses        122,706      108,442       363,186       322,828
                                      -------      -------       -------       -------
Income Before Income Taxes             26,503       21,690        71,807        58,834

Income Tax Provision                   10,466        8,393        27,882        22,839
                                      -------      -------       -------       -------
NET INCOME                           $ 16,037     $ 13,297      $ 43,925      $ 35,995
                                      =======      =======       =======       =======

EARNINGS PER COMMON SHARE
   Basic                                $0.23        $0.19         $0.63         $0.52
                                        =====        =====         =====         =====
   Diluted                              $0.23        $0.19         $0.62         $0.51
                                        =====        =====         =====         =====










The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)



                                                     For The Nine Months
                                                       Ended March 31,
                                                     --------------------
                                                       2001        2000
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 43,925    $ 35,995
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      20,656      15,484
     Amortization                                       2,885       2,777
     Provision for Refunds and
      Uncollectible Accounts                           21,742      18,611
     Deferred Income Taxes                                866          66
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                       282          49
     Changes in Assets and Liabilities:
         Restricted Cash                              (38,950)    (28,684)
         Accounts Receivable                         (111,197)    (96,550)
         Inventories                                    2,261       3,143
         Prepaid Expenses And Other                    (3,470)     (2,688)
         Perkins Program Fund Contribution
          and Other                                    (1,662)       (581)
         Accounts Payable                               1,212       3,896
         Accrued Salaries, Wages,
          Expenses and Benefits                         7,615       6,178
         Advance Tuition Payments                      (6,125)     (3,359)
         Deferred Tuition Revenue                     120,589     103,272
                                                      -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            60,629      57,609
                                                      -------     -------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital Expenditures                                (52,838)    (30,490)
  Payments for Purchases of Businesses, Net
    of Cash Acquired                                   (8,572)    (38,487)
                                                      -------     -------
  NET CASH USED IN INVESTING ACTIVITIES               (61,410)    (68,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 882         517
  Proceeds From Revolving Credit Facility              24,000      40,000
  Repayments Under Revolving Credit Facility          (24,000)    (27,000)
                                                      -------     -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               882      13,517

Effects of Exchange Rate Differences                      916          (2)
                                                      -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS               1,017       2,147

Cash and Cash Equivalents at Beginning
 of Period                                             25,851      31,848
                                                      -------     -------
Cash and Cash Equivalents at End of Period           $ 26,868    $ 33,995
                                                      =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                     $   237     $ 1,329
  Income Taxes Paid During the Period                  29,700      25,384


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                  Notes to Consolidated Financial Statements
              For the Quarter and Nine Months Ended March 31, 2001



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000 and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 2000 and December 31, 2000, each as filed with the Securities and Exchange Commission.

The results of operations for the nine months ended
March 31, 2001, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following accounting policies should be read in conjunction with the Company's Annual Report on form 10-K for the fiscal year ended June 30, 2000.

Restricted Cash
---------------
A significant portion of revenues is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the United States and state governments under various student aid grant and loan programs. Restricted funds are held in separate bank accounts. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or, in a limited number of instances, just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and these funds then become available for use in current operations.
This transfer generally occurs within the period of the academic term for which such funds were authorized, with no term being more than 16 weeks in length.

Revenue Recognition
-------------------
Tuition revenue is recognized ratably on a straight line basis over the applicable academic term. The provisions for refunds and uncollectible accounts also are recognized in the same straight line fashion as revenue to most appropriately match the tuition revenue in that term. These provisions are included in the Cost of Educational Services in the Consolidated Statements of Income.

Estimates of the Company's expected exposure to uncollectible accounts and refunds are determined at the onset of each academic term based upon actual experience in previous terms and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds issued are charged fully to refund expense during the applicable academic term. Related reserves are $17,037,000, $9,352,000 and $13,841,000 at March 31, 2001, June 30, 2000 and
March 31, 2000, respectively.

Textbook sales and other educational product sales, including training services and the Becker/Conviser CD-ROM product are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook and other educational product revenues are recognized when the sale occurs, generally at the start of each academic term. Revenue from training services, which is generally short-term in duration, is recognized when the training service is provided, without consideration for when payment is received. Also included in Other Educational Revenues are receivable interest billings from various student deferred tuition payment plans. Interest charges are generally billed monthly and are recognized when billed. In addition, fees from international licensees of the Becker/Conviser programs are included in Other Educational Revenues and recognized into income when realized.

Revenue Recognition, continued
------------------------------
Enrollment and application fees for the Company's educational programs represent less than 1 percent of the Company's revenues. These fees are included in Other Educational Revenues and are recognized in the next academic period after which there is no further right to use or refund. Upon the Company's adoption of SAB 101 in the fourth quarter of this fiscal year, enrollment fees will be deferred and amortized over the full expected period of student attendance as described in Note 2, Recent Accounting Pronouncements.

Perkins Program Fund
--------------------
The Company is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund.
The Company carries its investment in such contributions at original values, net of allowances for losses on loan collections, of $2,578,000, $2,346,000 and $2,208,000 at March 31, 2001, June 30, 2000
and March 31, 2000, respectively.

The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan program do not belong to the Company and are not recorded on the Company's financial statements. Upon termination of the program by the federal government or withdrawal from future participation by the Company, subsequent student loan repayments would be divided between the federal government and the Company in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs which are amortized using the straight line method over the estimated lives of the software not to exceed 5 years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal-use software project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive income, other than those included in net income, were immaterial for the quarter and nine months ended March 31, 2001.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,721,000 and 69,592,000 for the third quarters ended March 31, 2001 and 2000, respectively, and 69,689,000 and 69,490,000 for the nine months ended March 31, 2001 and 2000, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,697,000 and 70,321,000 for the quarters ended March 31, 2001 and 2000, respectively, and 70,678,000 and 70,324,000 for the nine months ended March 31, 2001 and 2000, respectively.

Recent Accounting Pronouncements
--------------------------------
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 ("SAB 101"). Adoption of SAB 101 is required by the Company's fourth quarter of fiscal 2001. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment). Based on its analysis, enrollment fee income will be deferred and recognized over the period of expected future student enrollment. SAB 101 permits the deferral of certain direct enrollment costs to the extent of deferred enrollment fee revenues. Therefore, although revenues will be reduced somewhat by the deferral, net income, financial position and cash flows will not be significantly affected. Also, in accordance with the EITF, the Company expects that total reported revenue will be reduced by approximately 3 to 4 percent by the provision for student refunds that is currently reported as an expense in Cost of Educational Services. This also will not significantly affect net income, financial position and cash flows.

NOTE 3:  ACQUISITIONS

On January 5, 2001, using its available cash balances, the Company acquired for approximately $8.6 million, substantially all of the tangible operating assets, trademarks and trade names of Argentum
Inc. and Xerxes Inc., which do business as Stalla Seminars ("Stalla"). Stalla, which is based outside of Cleveland, Ohio, develops and markets exam preparation materials for the Chartered Financial Analyst professional certification as administered by the Association for Investment Management and Research.

This acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values, with any residual purchase price allocated to goodwill. The intangible assets are being amortized using the straight line method primarily over a 25-year period for financial reporting purposes and will be deducted for tax reporting purposes over shorter statutory lives.

The Company's previous acquisitions have also been accounted for using the purchase method of accounting. In July 1999, the Company acquired, for cash, Conviser-Duffy CPA Review for approximately $12.9 million and Denver Technical College for approximately $25.8 million.

NOTE 4:  REVOLVING LOAN AGREEMENT

In October, the Company and its banks renegotiated the revolving loan agreement; extending the term of the agreement to February 1, 2003, increasing the permissible level of capital spending and adjusting one of the financial covenants.

NOTE 5:  SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") effective with the year ended June 30, 1999. SFAS 131 establishes standards for the way that public business enterprises report certain information about operating segments in the financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in accessing performance of the segment and in deciding how to allocate resources to an individual segment. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail in Note 1 under "Nature of Operations" in Form 10-K for the year ended June 30, 2000. In the past, the Company aggregated its operations into a single reportable segment. Effective with the third quarter of fiscal 2001, the Company will present two reportable segments: the undergraduate operations (Undergraduate) and graduate and professional examination review operations including Keller Graduate School of Management and Becker Conviser Professional Review
(Graduate and Professional).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies in Form 10-K for the year ended June 30, 2000.

The consistent measure of segment profit excludes interest expense, amortization and certain corporate related depreciation. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information for the three months and nine months ended March 31, 2001 and 2000, as well as for each of the years ended June 30, 2000, 1999 and 1998.
Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

NOTE 5:  SEGMENT INFORMATION (continued)

                                         For the Quarter Ended        For the Nine Months Ended
                                                March 31,                     March 31,
                                       --------------------------     --------------------------
                                           2001           2000            2001           2000
                                       --------------------------     --------------------------
Revenues:
   Undergraduate                      $130,609,000   $114,239,000    $377,280,000   $329,150,000
   Graduate and Professional            19,012,000     16,112,000      58,589,000     52,983,000
   Intersegment Elimination               (412,000)      (219,000)       (876,000)      (471,000)
                                       --------------------------     --------------------------
     Total Consolidated Revenues      $149,209,000   $130,132,000    $434,993,000   $381,662,000
                                       --------------------------     --------------------------
Operating Income:
   Undergraduate                       $24,706,000    $21,680,000     $64,986,000    $54,405,000
   Graduate and Professional             3,050,000      1,459,000      10,508,000      9,111,000
   Reconciling Items:
     Amortization Expense               (1,021,000)      (927,000)     (2,885,000)    (2,776,000)
     Interest Expense                      (89,000)      (355,000)       (278,000)    (1,364,000)
     Depreciation and Other               (143,000)      (167,000)       (524,000)      (542,000)
                                       --------------------------     --------------------------
     Total Consolidated Income
      before Income Taxes              $26,503,000    $21,690,000     $71,807,000    $58,834,000
                                       --------------------------     --------------------------
Segment Assets:
   Undergraduate                      $403,147,000   $325,727,000    $403,147,000   $325,727,000
   Graduate and Professional            73,479,000     80,439,000      73,479,000     80,439,000
   Corporate                            19,137,000     19,148,000      19,137,000     19,148,000
                                       --------------------------     ---------------------------
     Total Consolidated Assets        $495,763,000   $425,314,000    $495,763,000   $425,314,000
                                       --------------------------     ---------------------------
Additions to Long-lived Assets:
   Undergraduate                       $14,011,000     $8,191,000     $51,612,000    $54,569,000
   Graduate and Professional             8,917,000        900,000       9,798,000     14,408,000
                                       ---------------------------    --------------------------
     Total Consolidated Additions
      to Long-lived Assets              $22,928,000     $9,091,000    $61,410,000    $68,977,000
                                       ---------------------------    --------------------------
Depreciation Expense:
   Undergraduate                         $6,917,000     $5,134,000    $18,917,000    $14,132,000
   Graduate and Professional                437,000        289,000      1,160,000        830,000
   Corporate                                193,000        174,000        579,000        522,000
                                       ---------------------------    --------------------------
     Total Consolidated Depreciation     $7,547,000     $5,597,000    $20,656,000    $15,484,000
                                       ---------------------------    --------------------------
Amortization Expense:
   Undergraduate                           $264,000       $261,000       $794,000       $795,000
   Graduate and Professional                757,000        666,000      2,091,000      1,981,000
                                       ---------------------------    --------------------------
     Total Consolidated Amortization     $1,021,000       $927,000     $2,885,000     $2,776,000
                                       ---------------------------    --------------------------

NOTE 5:  SEGMENT INFORMATION (continued)

                                               For the Year Ended June 30,
                                       ------------------------------------------
                                           2000           1999            1998
                                       ------------------------------------------
Revenues:
   Undergraduate                      $435,392,000   $365,691,000    $305,773,000
   Graduate and Professional            72,327,000     55,623,000      48,257,000
   Intersegment Elimination               (895,000)      (679,000)       (559,000)
                                       ------------------------------------------
     Total Consolidated Revenues      $506,824,000   $420,635,000    $353,471,000
                                       ------------------------------------------
Operating Income:
   Undergraduate                       $71,291,000    $59,110,000     $45,927,000
   Graduate and Professional            12,600,000      6,744,000       7,476,000
   Reconciling Items:
     Amortization Expense               (3,706,000)    (1,675,000)     (1,590,000)
     Interest Expense                   (1,409,000)      (300,000)       (913,000)
     Depreciation and Other               (702,000)      (769,000)       (417,000)
                                       ------------------------------------------
     Total Consolidated Income
      before Income Taxes              $78,074,000    $63,110,000     $50,483,000
                                       ------------------------------------------
Segment Assets:
   Undergraduate                      $225,913,000   $182,009,000    $144,217,000
   Graduate and Professional            81,256,000     59,476,000      61,560,000
   Corporate                            19,910,000     19,206,000      18,115,000
                                       ------------------------------------------
     Total Consolidated Assets        $327,079,000   $260,691,000    $223,892,000
                                       ------------------------------------------
Additions to Long-lived Assets:
   Undergraduate                       $64,362,000    $41,661,000     $28,987,000
   Graduate and Professional            15,022,000      3,158,000       2,858,000
                                       ------------------------------------------
     Total Consolidated Additions
      to Long-lived Assets             $79,384,000    $44,819,000     $31,845,000
                                       ------------------------------------------
Depreciation Expense:
   Undergraduate                        19,642,000     14,475,000      10,921,000
   Graduate and Professional             1,207,000        870,000         911,000
   Corporate                               696,000        764,000         565,000
                                       ------------------------------------------
     Total Consolidated Depreciation   $21,545,000    $16,109,000     $12,397,000
                                       ------------------------------------------
Amortization Expense:
   Undergraduate                        $1,059,000        $63,000         $63,000
   Graduate and Professional             2,647,000      1,612,000       1,527,000
                                       ------------------------------------------
     Total Consolidated Amortization    $3,706,000     $1,675,000      $1,590,000
                                       ------------------------------------------

NOTE 5:  SEGMENT INFORMATION (continued)

The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 10% of total revenues for the periods ended March 31, 2001 and 2000 and for the years ended June 30, 2000 and 1999. Revenues and long-lived assets by geographic area are as follows:

                                         For the Quarter Ended         For the Nine Months Ended
                                                March 31,                     March 31,
                                       --------------------------     --------------------------
                                           2001           2000           2001           2000
                                       --------------------------     --------------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $142,264,000   $122,984,000    $416,067,000   $362,571,000
  International Operations               6,945,000      7,148,000      18,926,000     19,091,000
                                       --------------------------    ---------------------------
  Consolidated                        $149,209,000   $130,132,000    $434,993,000   $381,662,000
                                       ==========================     ==========================
Long-lived Assets:
  Domestic Operations                 $274,016,000   $227,872,000    $274,016,000   $227,872,000
  International Operations              10,378,000     10,847,000      10,378,000     10,847,000
                                       --------------------------     --------------------------
  Consolidated                        $284,394,000   $238,719,000    $284,394,000   $238,719,000
                                       ==========================     ==========================

                                               For the Year Ended June 30,
                                       ------------------------------------------
                                           2000           1999            1998
                                       ------------------------------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $480,894,000   $399,412,000    $332,405,000
  International Operations              25,930,000     21,223,000      21,066,000
                                        -----------------------------------------
  Consolidated                        $506,824,000   $420,635,000    $353,471,000
                                       ==========================================
Long-lived Assets:
  Domestic Operations                 $232,831,000   $175,474,000    $149,661,000
  International Operations              12,284,000      6,276,000       4,511,000
                                       ------------------------------------------
  Consolidated                        $245,115,000   $181,750,000    $154,172,000
                                       ==========================================

No one customer accounted for more than 10% of the Company's consolidated revenues.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
---------------------------------------------------------------------------
Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and the other factors detailed in the Company's SEC filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the Securities and Exchange Commission.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000, and in conjunction with the Company's quarterly reports on Form 10-Q for the periods ended September 30, 2000, and December 31, 2000, each as filed with the Securities and Exchange Commission. All references to per share amounts have been restated to reflect the June 19, 1998, two-for-one stock split.

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

Results of Operations
---------------------
Total consolidated revenues increased by $19.1 million, or 14.7%, compared to last year. Tuition revenues, that are the largest component of total revenues, increased by $20.3 million, or 17.3%, in the quarter compared to the third quarter of last year. Other Educational Revenues, composed primarily of the sale of books and supplies, including the Becker Conviser CD-ROM product, declined slightly for the quarter, continuing the trend of the first six months. Interest income, that has historically been less than 0.5% of revenues, remained just below last year's levels as the amount of cash available for investment was generally below the levels available last year.

For the first nine months, the increase in total consolidated revenues was $53.3 million, or 14.0%, while the increase in the tuition revenue component of the total was $56.9 million, or 16.6%. Other Educational Revenues declined by $3.5 million, or 9.2%, from the nine months of last year because of the continued effect of the outsourcing of some DeVry Institute bookstores to Follett Higher Education Group. Interest income was just below last year's level as a result of generally declining interest rates available on the Company's short-term investments and somewhat lower cash balances available for investment.

Undergraduate segment revenues increased by 14.3% and 14.6% for the third quarter and nine months, respectively. In the Undergraduate segment, enrollments for the fall term increased by 9.3% and by 10.5% for the spring term. Contributing to record revenues and enrollments was the opening of a new DeVry Institute in Tinley Park, Illinois, in July, 2000 and a new
DeVry Institute in Orlando, Florida, in November, 2000. In addition, tuition rates were increased approximately 6% effective with the summer term that began in July, 2000. Partly offsetting the increased tuition revenue was the lower Other Educational Revenues reflecting the outsourcing of certain DeVry Institute bookstores to Follett Higher Education Group. As of the end of the third quarter, a total of nine bookstores had been outsourced. At those bookstores that Follett has contracted to run for DeVry, the Company receives a commission from Follett based upon the level of sales instead of the Company reporting the higher sales amount and accompanying cost of sales.

In the Graduate and Professional segment, revenues increased by 18.0% and 10.6% for the third quarter and nine months, respectively. Enrollments at the Keller Graduate School increased by 16.4% for the term that began in February, 2001. In addition, tuition rates were increased by more than 5% for the term that began in September, 2000. Partly offsetting these increases were lower revenues at Becker-Conviser Professional Review as enrollments in its CPA examination review course declined somewhat because of numerous state implementations of the "150 hour rule", requiring CPA candidates in those states to have completed 150 hours of college credit, generally a fifth year of college, before they are eligible to sit for the exam. However, in the third quarter, although the "150 hour rule" continued to affect enrollments as it did in the first half, the acquisition of the Stalla CFA seminar business almost totally reduced the effect of this decline, so that total revenues increased at a higher rate than in the first half of the year.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 entitled "Revenue Recognition in Financial Statements" ("SAB 101"). This bulletin provides the SEC staff's views on applying generally accepted accounting principles to selected revenue recognition issues, including the recognition of fee income. The SEC has subsequently issued interpretive guidance and SAB 101 will be implemented by the Company
in the fourth quarter of the current fiscal year.   Based on its analysis,
enrollment fee income will be deferred and recognized over the period of the expected future student enrollment. SAB 101 permits the deferral of certain direct enrollment costs to the extent of deferred enrollment revenues. Therefore, although reported revenues will be reduced somewhat by the deferral, net income, financial position and cash flow will not be significantly affected. Also, in accordance with the EITF, the Company expects that total revenue will be reduced by the provision for student refunds that is currently included as an expense in Cost of Educational Services. This also will not significantly affect net income, financial position and cash flows.

The Company's cost of Education Services increased at a rate less than the rate of increase in revenues for both the quarter and the year-to-date.
Contributing to the lesser rate of growth in this expense category is the outsourcing of bookstore sales at nine DeVry Institutes. The Company does not report cost of books sold at those Institutes that do not operate their own bookstore, reporting instead commission income based upon the level of sales at those locations and no corresponding cost of sales.

Student Service and Administrative Expense continued to increase at a rate somewhat higher than revenue growth for the quarter as it did in the first half of the year. Spending on marketing for the Company's newly opened operating locations whose revenues have not yet reached their full level and marketing in advance of future DeVry Institute and Keller Graduate School openings is contributing to the increase.

Also, in response to the growing size and complexity of its educational program offerings, the Company began this year to design and develop a new student information system to better support the educational process and supporting activities. Information system development costs related to this project and to other system initiatives, including the cost of staff and outside consulting services, have increased from last year. In accordance with accounting principles for software development costs, certain wage and outside service costs are being capitalized. At the end of March, 2001 total capitalized costs were approximately $1.2 million. Capitalized costs will begin to be amortized in future periods as portions of the project become operational.

In the Undergraduate segment, the operating income margin for the third quarter was almost identical with the third quarter of last year but was somewhat higher for the nine months than it was a year ago. Although the outsourcing of bookstore sales to Follett has improved operating margins in all periods, increased marketing and computer information system maintenance costs reduced much of this gain in the third quarter. Also, approximately $1.6 million of currency conversion losses with respect to DeVry Canada were incurred in the third quarter as the Canadian dollar declined from $0.67 to $0.63 vs. the U.S. dollar.

In the Graduate and Professional segment, opening of new Keller Graduate School centers and enrollment growth at existing centers plus the addition of the Stalla Seminars CFA exam review program as a part of the Becker/Conviser course offerings has contributed to a 77% increase in operating margin in the third quarter vs. the prior year, increasing operating margins for the nine months slightly above the level of last year.

Amortization expense has increased slightly from last year because the acquisition of Stalla Seminars, accounted for with the purchase method of accounting, consisted largely of intangibles that are being amortized over their expected useful lives.

The reduced interest expense for the third quarter and nine months compared to last year reflects the Company's generally debt free financial position except for brief periods between operating cycle inflows.

The effective tax rate on income in the third quarter increased to 39.5% compared to 38.7% in the third quarter last year, bringing the rate for the nine months to 38.8%. The higher effective tax rate in the third quarter is caused by the tax rate applicable to the future utilization of certain deferred tax assets decreasing as a result of an enacted statutory reduction in Canadian income tax rates.

Net income of $16.0 million, or $0.23 per diluted share, increased by 20.6% for the third quarter. For the nine months, net income of $43.9 million, or $0.62 per diluted share, increased by 22.0%.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $60.6 million for the first nine months, up $3.0 million from the same period a year ago. Contributing to the higher cash flow from operations were higher net income, the increased non-cash charge for depreciation and amortization included in this net income and accrued wages and expenses. These increases are all related to the greater volume of revenues and related activities as the Company continues to grow.

Partly offsetting these higher sources were an increase in restricted cash, a decrease in the amount of issued but outstanding checks and the combination of all accounts receivable related items including the provision for refunds and doubtful accounts, advance tuition payments, deferred tuition revenues and accounts receivable from students and various financial aid programs. The increased accounts receivable level reflects higher student enrollments generating higher tuition billings to be collected and an increase of average receivables per DeVry Institute student of 4+% vs. a year ago. The increase in average receivable per student at DeVry Institutes is less than the rate of the summer term increase in tuition rates. The March 31, 2001 Balance Sheet reflects receivable levels from DeVry Institute enrollments for the spring term that began on March 12th. Receivable collections are heaviest at the start of every term and receivable levels measured this close to a term start can be volatile and not necessarily indicative of the real increase in receivables which is best measured at June 30th.

Capital spending for the nine months reached a record $52.8 million, up more than $22.0 million from the same period last year. Included in this capital spending is ongoing construction of a new DeVry Institute in Seattle; renovation and expansion of the Columbus Institute; classroom, laboratory and administrative equipment and furniture for the newly opened Orlando, Florida, and Tinley Park, Illinois campuses plus improvements and replacements at all of the Company's operating locations. The rate of future capital spending may remain at historically high levels depending upon new campus openings being owned or leased. The decision to own rather than lease is based upon an analysis of the alternative financing opportunities at each location.

At the beginning of January, 2001 the Company completed the acquisition of Stalla Seminars for approximately $8.6 million in cash. Stalla Seminars develops and markets exam preparation materials for the Chartered Financial Analyst certification and is included in the Graduate and Professional segment.

In both the first and second quarters of this fiscal year, the Company borrowed $6 million under its revolving line of credit agreement to meet cyclical operating needs prior to the cash inflows from the start of DeVry Institute's summer and fall term. These temporary borrowings were fully repaid by the end of each quarter. In the third quarter, the Company borrowed $12 million to fund the Stalla acquisition and to meet its cyclical operating needs until the inflow of cash from the start of DeVry Institute's spring term. This borrowing was fully repaid by the end of the quarter. The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its operations for the foreseeable future.

Item 5 - Other Information
--------------------------
In November, 2000 three graduates of DeVry Institute's Chicago campus filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The Company believes that this lawsuit is frivolous and completely without merit. Costs incurred to-date related to this lawsuit have been minimal. The Company has made no provision in its financial statements for the cost of the lawsuit and believes that any future costs will not have a material effect on its results of operations or financial position.

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

In April, 2001 the Company reached an agreement to purchase approximately 17 acres of land in Houston, Texas, as the site for a future DeVry Institute campus.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits and Financial Statements Schedules

    (2) Supplemental Financial Statement

        The supplemental valuation schedule for the Company and its subsidiaries is included on page 21 of this Form 10-Q.

(b)	Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2001.



                                   DEVRY INC.

                                  SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the Years Ended June 30, 2000, 1999 and 1998
                             (Dollars in Thousands)
                                                                    Charged to
                                         Balance at    Charged to      Other                  Balance at
Description of Allowances                Beginning     Costs and     Accounts    Deductions     End of
and Reserves                             of Period      Expenses          1            2          Period
---------------------------------------------------------------------------------------------------------
2000
----
Deducted from accounts receivable
 for refunds                                 $117       $16,235         $  -        $16,235         $117

Deducted from accounts receivable
 for uncollectible accounts                 6,367         7,586          620          5,338        9,235

Deducted from notes receivable for
 uncollectible notes                            4             -            -              -            4

For loss on disposition of inventory           89            45            -             22          112

For loss on DeVry capital contributions
 to Perkins loan program                    2,080           266            -              -        2,346

1999
----
Deducted from accounts receivable
 for refunds                                 $124       $14,314            -        $14,321         $117

Deducted from accounts receivable
 for uncollectible accounts                 4,596         5,513            -          3,742        6,367

Deducted from notes receivable for
 uncollectible notes                           42             5            -             43            4

For loss on disposition of inventory           65            47            -             23           89

For loss on DeVry capital contributions
 to Perkins loan program                    1,879           201            -              -        2,080

1998
----
Deducted from accounts receivable
 for refunds                                 $305       $12,701            -        $12,882         $124

Deducted from accounts receivable
 for uncollectible accounts                 5,651         3,118            -          4,173        4,596

Deducted from notes receivable for
 uncollectible notes                           50             -            -              8           42

For loss on disposition of inventory           63            10            -              8           65

For loss on DeVry capital contributions
 to Perkins loan program                    1,714           165            -              -        1,879

-----------------------------------------------------
[FN]
[FN]1 Opening balances of acquired businesses.
[FN]2 Write-offs of uncollectible amounts or inventory.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: APRIL 30, 2001            /s/ Ronald L. Taylor
                                        -----------------------------
                                        Ronald L. Taylor
                                        President and Chief Operating
                                        Officer




        Date: APRIL 30, 2001            /s/Norman M. Levine
                                        ---------------------------------
                                        Norman M. Levine
                                        Senior Vice President Finance and
                                        Chief Financial Officer