Form 10-K
period 2001-06-30
DEVRY INC
filed 2001-09-26
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]

For the fiscal year ended:             JUNE 30, 2001
                          ---------------------------------------------------
Commission file number:                0-12751
                       ------------------------------------------------------
                                       DeVRY INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               DELAWARE                                          36-3150143
-------------------------------------------------------------- ----------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification No.)

     ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS     60181
     -------------------------------------------------------------------
                 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number; including area code  (630) 571-7700
                                                  ----------------

        Securities registered pursuant to section 12(b) of the Act:

Title of each class:               Name of each exchange on which registered:

              NONE
--------------------
        Securities registered pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]




       SEPTEMBER 4, 2001 - $402,443,000
     ------------------------------------------------------------------------
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



       SEPTEMBER 4, 2001 - 69,787,382 shares of common stock, $0.01 par value
       ----------------------------------------------------------------------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2001, are incorporated into
Part III of this Form 10-K to the extent stated herein.



Exhibit Index located on Pages 114-117           Total number of pages, 124

                                DeVry INC.
                        ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED JUNE 30, 2001

                             TABLE OF CONTENTS
                                                                    PAGE #
                                                                    ------
PART I
  Item 1  - Business                                                    3
  Item 2  - Properties                                                 47
  Item 3  - Legal Proceedings                                          53
  Item 4  - Submission of Matters to a Vote of Security Holders        54
          - Executive Officers                                         55

PART II

  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                62
  Item 6  - Selected Financial Data                                    63
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              63
  Item 8  - Financial Statements and Supplementary Data                81
  Item 9  - Changes in and Disagreements with Accountants              81

PART III

  Item 10  - Directors and Executive Officers                         109
  Item 11  - Executive Compensation                                   109
  Item 12  - Security Ownership of Beneficial Owners and Management   109
  Item 13  - Certain Relationships and Transactions                   109

PART IV

  Item 14 - Exhibits, Financial Statements and Reports on Form 8-K    110
          - Financial Statements                                      110
          - Financial Statement Schedules                             110
          - Exhibits                                                  110
          - Reports on Form 8-K                                       110
          - Signatures                                              112-113

                                  PART I


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


ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company, through its wholly-owned subsidiaries, owns and operates DeVry Institutes of Technology ("DeVry Institutes"), the undergraduate segment; and a graduate and professional segment which includes Keller Graduate School of Management ("Keller Graduate School") and Becker Conviser Professional Review ("Becker").

In fiscal 1999, the holding company for the degree-granting operations was renamed from Keller Graduate School of Management, Inc. to DeVry University, Inc., to better reflect the nature of this higher education system. DeVry Institutes; DeVry Canada, Inc.; and Keller Graduate School of Management are a part of DeVry University. DeVry Institutes and Keller Graduate School collectively form one of the largest private, degree-granting, regionally accredited higher education systems in North America.

Becker prepares candidates for the Certified Public Accountant ("CPA"), Certified Management Accountant ("CMA") and Chartered Financial Analyst ("CFA") professional certification examinations.

In July 1999, the Company completed its acquisition of substantially all of the net tangible operating assets, trademarks and other intangible assets of the Denver Technical College ("DTC"). At the time of its acquisition, DTC offered diploma and undergraduate degree programs in electronics, computer technology, business and medical technology to approximately 1,700 students on campuses in Denver and Colorado Springs, Colorado. Effective July 2001, Denver Technical College was integrated into DeVry Institute of Technology. All new students starting with the July 2001 term are being enrolled in DeVry Institute programs and no further enrollments are being accepted to the original DTC programs. Students currently enrolled in the original DTC programs can continue their enrollment until they finish their programs.

In July 1999, the Company also completed its acquisition of certain tangible operating assets, trademarks and other intangible assets of Conviser Duffy CPA Review ("Conviser Duffy"). Conviser Duffy, which had operated as a unit of Harcourt General, Inc., was a nationally known training firm preparing approximately 12,000 students annually to pass the CPA certification exam.

As a complement to its Becker Conviser Professional Review operation, in January 2001, the Company acquired the operations of Stalla Seminars ("Stalla"), a leading provider of review courses and study materials for the CFA certification exams.

The amounts of revenue and identifiable long-lived assets of the Company's U.S. and foreign operations are presented in Note 9 to the Consolidated Financial Statements, "Segment Information". Also presented in this footnote are selected financial results and elements of financial position for the Company's operating segments.


Undergraduate Segment
---------------------
The DeVry Institutes were founded by Dr. Herman DeVry and for more than 70 years have provided career-oriented technology-based education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, the DeVry Institutes are located on nineteen campuses in the United States and three campuses in Canada.

Originally offering only programs in electronics, DeVry introduced the computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980's, the DeVry Institutes expanded their program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced. That fall, the DeVry Institutes introduced the telecommunications management program, followed by the introduction of an accounting program in the spring of 1988. In 1994, the DeVry Institutes introduced the technical management degree completion program. In 1997, the business operations program was redefined and is now the business administration program. In response to the increasing employment demands of the information technology field, in 1998 a one year Information Technology program was first offered at the Toronto-area campuses to bachelor's level college graduates of any discipline and is now also offered at most institutes in the United States. The Information Technology program is designed for the already bachelor's-level graduate seeking career opportunities in IT. The program is structured around a core of technology-oriented specialty courses, with an emphasis on applying computer technology to solve business problems.

In fiscal 2000, the Institutes introduced a new bachelor's degree program in computer engineering technology, ("CET"). This program is aimed at helping students develop skills and knowledge in software engineering, operating systems, data structures and algorithms, and distributed computer systems. Other programmatic initiatives developed during the past several years include new delivery formats, such as weekend class schedules, compressed and accelerated course schedules and technology-assisted delivery options including online courses.

In fiscal 2001, the DeVry Institutes announced two new educational program delivery initiatives. The bachelor of business administration degree program is the first DeVry Institute program to be offered in a fully online format. Additional programs will be added in an online format in the future. The online format allows DeVry to better serve place-bound students and others whose schedules prevent them from attending classes in person.

The second new delivery initiative is the formation of DeVry University Centers. In fiscal 2001, the Institutes opened the first adult-learner DeVry University Center in conjunction with the existing Keller Graduate School in the downtown Chicago area. This center is aimed at providing both undergraduate and graduate education convenient to working adults. At this expanded former Keller center, the DeVry Institutes now offer selected accelerated undergraduate degree programs formatted and oriented to adult students with the option to combine online with on-site coursework. Additional DeVry University Centers will be opened in fiscal 2002.

In addition to its programmatic expansion and new delivery method initiatives, DeVry Institutes began a facility improvement and expansion program in 1991 to attract and retain increased student enrollment. This improvement and expansion program includes facility renovations, expansion and openings of new campuses.

In July 1998, a new campus was opened in Fremont, California, and in November 1998, a new campus was opened in Long Island City, New York. In November 1999, a new campus opened in West Hills, California, the third DeVry Institute campus in the Los Angeles area. In July 2000, a new campus opened in Tinley Park, Illinois, the third DeVry Institute campus in the Chicago area. In July 2000, the Company acquired the operations of Denver Technical College with two campuses in Colorado, the Company's first campuses in that state. In November 2000, a new campus was opened in Orlando, Florida, the first DeVry Institute in that state. Further expansion was accomplished with the completion of a technology center addition to the urban Chicago campus. A renovation and expansion program at the Columbus, Ohio, Institute that began in fiscal 2000 has just been completed. The expansion of the New York City campus into its third floor leased space was also recently completed, bringing that campus to its full facility size. In July 2001, a new campus was opened in the Seattle, Washington, area, the first DeVry Institute in that state.

At the beginning of the spring 2001 semester, which was the final semester in the Company's fiscal year 2001, approximately 46,792 full and part-time students were enrolled in the Company's undergraduate day, evening and online programs.

In response to the new curricula offerings, facility expansions and improvements initiated in the past several years, fiscal 2001 marks the eleventh consecutive year that total cumulative enrollment has increased from the prior year. Cumulatively, total student enrollment for the three semesters of fiscal 2001 increased by 10.9% compared with fiscal 2000. In the ten years since fiscal 1991, cumulative annual total student enrollment at DeVry Institutes has increased by approximately 106%. The Company's undergraduate operations accounted for approximately 86% of the Company's revenues in fiscal 2001.

Classes began in July for DeVry Institutes' summer 2001 semester. This is the first semester in the Company's fiscal year 2002. The start of this term marked the thirty second consecutive term in which total undergraduate enrollments exceeded the prior year level. Historically, the summer semester has been the period of lowest undergraduate enrollment during the year.

Changing demographics in the United States are expected to continue to benefit the Company's future undergraduate enrollment. After a period of nearly two decades during which the number of graduating high school seniors declined by 25 percent to approximately 2.4 million, 1995 marked the beginning of a slow but steady increase in the number of high school graduates resulting from the "baby boom echo". The National Center for Education Statistics forecasts that the number of graduating high school seniors will increase to more than 3.1 million by 2008. The forecasted rate of increase in the number of high school graduates in many of the states in which the Company's undergraduate programs are offered is greater than the forecasted national rate of increase, further contributing to future enrollment growth opportunities.

Total enrollment in all U.S. degree granting institutions is expected to rise at a rate that is higher than the rate of increase in high school graduates. In addition to the increasing number of high school graduates, the Department of Education's National Center for Education Statistics reports that the percentage of high school graduates who currently enroll in college in the 12 months subsequent to their graduation has increased to more than 65% from less than 55% only twenty years ago. In addition, higher rates of enrollment growth for students age 25 and older, for female students, for part-time students and for minorities is expected to continue to contribute to DeVry Institutes' undergraduate enrollment growth in the coming years.

In today's information-driven economy, a higher education degree is extremely important. The U.S. Department of Labor estimates that only 25% of working adults posses a college degree. In 1980, the pay difference between someone with a high school education versus a college education was 50%. Today, that difference is over 100%. Students recognize this wage gap and are seeking the skills and degrees necessary to enhance their future career and earnings potential.

Approximately 25% of recent new student enrollees at the U.S. DeVry Institutes had some prior college experience. DeVry Institutes estimate that more than 45% of its new student enrollees are 25 years of age or older. In 1994, to attract the growing number of adults returning to college, DeVry Institutes introduced a bachelor of science degree completion program in technical management which focuses on business and management skills vital to career advancement for students who already have an associate degree. In response to the growing demand for computer and systems professionals, in 1998 DeVry Institutes began to offer an advanced 1 year program in Information Technology to current bachelor's degree holders seeking career change and enhancement opportunities.

Some DeVry programs are being offered on weekends to serve the working adult student and DeVry Institutes also offer several programs in an accelerated delivery format with a shorter term length and time to completion. While these programs present an intensive and demanding experience, they enable students to still fulfill other responsibilities while pursuing their educational objectives.

Distance delivery of education is becoming increasingly prominent. The DeVry Institutes' approach to distance learning is to focus on the quality of education, not the technical feasibility of the delivery system. Some classroom-based courses have a distance education component for learning enhancement. Starting in September 2000, DeVry Institutes began offering over the Internet its complete bachelor of business administration degree, with concentrations in business information systems, e-commerce, project management and accounting. Enrollment for this online degree program is open to students at least 21 years of age who have already completed 24 semester credit hours of qualifying college-level work. DeVry Institutes plans to offer its one year Information Technology program online beginning in the fall of 2001. Other distance learning initiatives are being explored, both as total program offerings and as an adjunct to current classroom and laboratory instruction to further enhance student learning opportunities.

Each of the DeVry Institutes' programs is designed to integrate general education and technology or business. The DeVry Institutes' general education courses develop skills and competencies that help graduates enhance both their professional and personal capabilities. Businesses require graduates who can fit into an organization, work collaboratively, have an understanding of how business works, communicate clearly and have the in-depth technical knowledge to get the job done. Laboratory courses throughout each curriculum provide the opportunity to translate classroom learning into a practical, hands-on experience that better prepares the student for the workplace.

At the DeVry Institutes, classes are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. This availability of part-time employment and government-provided financial aid partially offsets the competitive advantage of those schools with lower tuition levels. Each curriculum is generally consistent at all of the DeVry Institutes, with content variations introduced to meet local employment market needs. This common curriculum is another competitive advantage that allows students to transfer, if necessary, to a DeVry Institute at a different location without interrupting their studies.

To facilitate student success, DeVry Institutes devote significant resources to libraries and academic support services which can assist students in any phase of their educational program. In addition, DeVry Institutes encourage students to participate in campus activities and offer student success or problem solving strategy courses aimed at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success. In response to these efforts and higher required minimum admission and placement scores on its computerized entrance examination, retention rates have generally increased for students in the early terms of their program, where students are most likely to discontinue their studies.


Graduate and Professional Segment
---------------------------------
   Keller Graduate School of Management
   ------------------------------------
Keller Graduate School was founded in 1973 and offers practitioner-based graduate management programs leading to a master's degree. In addition to the Master of Business Administration ("MBA") program, which Keller began offering in 1977, Keller introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In 1995, Keller began offering a Health Services

Management ("HSM") concentration within its MBA program. In 1997, Keller Graduate School introduced a Master of Telecommunications Management ("MTM") program to meet the need for expertise in this growing field. The MTM program was developed in conjunction with the DeVry Institutes, which offer an undergraduate telecommunications program. In 1998, Keller began offering two new programs, the Master of Information Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). The MAFM program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Management Accountant or Chartered Financial Analyst. These exam-preparation concentrations were developed in conjunction with the Becker Conviser Professional Review.

Concentrations in entrepreneurship, electronic commerce, international business and marketing are among those that have been developed to broaden the scope and appeal of Keller's original MBA program. In fiscal 2002, Keller will begin offering its MBA program with a Certificate in Education Management, designed to prepare students to be effective educational leaders.

Also new for fiscal 2002, Keller Graduate School has been granted approval to offer a 7th degree program, the Master of Public Administration ("MPA"). The MPA consists of three tracks: Government Management, Nonprofit Management, and Public Health Management. The MPA incorporates the same practitioner focus as Keller's other programs and is designed for students who want to become successful managers in the not-for-profit or government arenas. All of the Keller programs and concentrations are aimed at satisfying the need for advanced education in high demand areas.

Keller emphasizes practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. At the start of the June 2001 term, classes were being offered at 42 locations nationwide, including the Online Education Center. Additional teaching centers are planned to be opened in fiscal 2002.
Twelve of Keller's teaching sites are co-located on DeVry Institute campuses. Also, one classroom teaching site and the Online Education Center are located in the Company's corporate headquarters in Illinois. In addition, some Keller teaching sites host Becker CPA Review classes where space and location are appropriate.

Keller Graduate School's faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, technology, quality and international issues are woven throughout the curricula. Keller's curricula are regularly reviewed for relevance to both students and employers.

In addition to its expanding network of teaching locations, Keller Graduate School began offering its graduate programs online in September 1998. The Online Education Center now extends delivery of all of the master's degree programs to students who reside beyond the geographic reach of local centers, whose schedules preclude attending weekly classes onsite and/or who cannot find their desired course at the Keller center near where they live or work.

At the start of the June 2001 term, which falls primarily in the Company's fiscal year 2002, Keller Graduate School had 6,683 course-takers, an increase of nearly 1,400 from the previous June. Historically, the June term has been the period of lowest enrollment during the year.

Keller also provides customized educational and training programs through its Center for Corporate Education ("CCE"). CCE helps organizations achieve superior performance through work force development, drawing on faculty and curriculum resources at Keller Graduate School and DeVry Institutes.

   Becker Conviser Professional Review
   -----------------------------------
In June 1996, the Company acquired the Becker CPA Review. At the time of acquisition, Becker was a leading international training firm preparing students to take the national Certified Public Accountant and Certified Management Accountant examinations.

Between 1996 and 1999, Becker acquired several regional CPA review firms, strengthening its presence in the east coast market. In July 1999, the Company acquired the operations of Conviser Duffy CPA Review. Conviser was a national provider of CPA review courses, serving approximately 12,000 students annually at more than 200 locations. With the Conviser Duffy acquisition, Becker teaching sites now include numerous college campuses throughout the United States. The combined CPA course operations are now known as Becker Conviser CPA Review.

For the May 2001 CPA examination, Becker offered CPA review classes at approximately 300 locations including over 40 international sites, serving approximately 30,000 students annually. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA review course conveniently packaged on CD-ROM or in an online format. The CD-ROM and online products are interactive, bridging the gap between classroom study and self study. The structured lesson plan emphasizes the "work and remember" teaching system which has been so successful in the Becker classroom environment.

Becker's proprietary course materials and teaching methods, which include CD-ROM based presentation materials coupled with live classroom instruction, result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing nearly one half of all students passing the CPA exam.

In the spring of 2000, Becker offered a pilot version of its own CFA review course for the Level 1 examination. In January 2001, the Company acquired Stalla Seminars as a complement to its own review courses. Stalla is a leading provider of CFA review courses and study materials, offering classroom seminars in selected cities in the United States and in major financial centers around the world. Stalla also offers CFA exam study materials in print and video format as a supplement to its classroom based seminars or for use in independent study. The number of candidates seeking the Chartered Financial Analyst professional designation now total approximately 80,000 annually for all three exam levels, more than half of which are taking the Level 1 exam.


Competition
-----------
   Undergraduate Segment
   ---------------------
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are more than 10,000 institutions in the United States that offer postsecondary education. The Company believes that it is one of the largest private, degree-granting, regionally accredited, higher education school systems in North America. The undergraduate DeVry Institutes compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, some large corporations have begun to offer their employees accredited college courses that may be applied toward degrees.

In each market, local community colleges and state universities continue to provide alternatives to students for whom lower tuition cost is a high priority. In addition, some educational institutions are reaching out to partner with local businesses to expand their educational reach. Many are also recognizing the growing need for new and updated programs in high employment demand occupations such as information systems, computer networking and electronics. There are also a growing number of traditional universities expanding their offerings into the online format, including some who are forming for-profit subsidiaries as a way to serve this market segment.

A growing competitive force has been the opportunity for high school graduates to immediately secure gainful employment without further education. Non-skilled positions (fast food, retail, etc.) garner more than minimum wage in most of the DeVry Institutes's local campus markets. Positions that require some skill set (including high school vocational training) such as clerical work or the trades offer even more of a competitive challenge. In addition, after several years of downsizing, the U.S. military has begun to more aggressively seek new recruits. Most recently, an economic slowdown in some high technology fields may affect the perceptions of prospective students about the desirability of an education and career opportunities in these fields.

There are also competitive pressures from community colleges, traditional universities and technical colleges that include industry-specific certification programs, mostly aimed at the computer information area. Proprietary and community colleges are offering these industry-specific certification programs and other short-term certificate programs as a pathway to the job market.

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

The DeVry Institutes believe their competitive strengths include career-oriented curricula developed with regular structured employer input that helps ensure graduates learn skills that will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of their career services activities in obtaining education-related employment for DeVry Institute graduates; their national brand name recognition and market presence through national advertising and student recruitment; accreditations granted to the institutes; authorization by various states to grant degrees; modern facilities; well-equipped laboratories; evening, weekend and online class schedules; and a semester schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program that can be completed in three years. This results in a significant financial advantage to DeVry students who are able to enter the work force one year earlier than if they had attended a traditional four-year institution.


Graduate and Professional Segment
---------------------------------
   Keller Graduate School of Management
   ------------------------------------
Keller Graduate School competes for students in a market consisting of students seeking management skills in business and technology, additional certification or degree credentialing and educational formats oriented to working adults. In every market in which KGSM operates, there are numerous local graduate schools of business as well as adult education and training companies aimed at the same market segment. In addition to the local and regional competition, there are several institutions now offering working adult graduate degree programs on a national level, much like Keller Graduate School does. There is also the increasing pressure from a growing list of competitors providing management degree programs online.

Keller differentiates itself in the marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. The average Keller student is over 30 years of age. To help improve student performance, satisfaction and retention, Keller utilizes an innovative teaching technique called System Supported Teaching and Learning (SSTL)TM.

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

With educational centers in an expanding number of states and multiple locations within most of these states, Keller offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations. Additionally, with the inclusion of all of its programs in a distance delivery format, Keller has expanded its availability to all qualified students without regard to their location or daily schedule. By delivering courses both on-site, in an expanding number of sites, and online, Keller Graduate School benefits from the competitive advantage of enhancing student satisfaction and success with this scheduling and format flexibility.


   Becker Conviser Professional Review
   -----------------------------------
Becker competes with other methods of CPA exam preparation including self-study; firm-sponsored courses; courses offered by colleges and universities; and courses offered by other private training companies. According to reports by the National Association of State Boards of Accountancy, two-thirds of first-time CPA candidates and more than half of repeat candidates reported participating in a review course in the six months prior to taking the exam. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students.

Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each of the areas of specialty included in the exam. In addition, Becker's CD-ROM and online courses offer a wider range of study alternatives than other course providers. Becker's CPA courses undergo regular review and revision to stay current with the latest accounting practice. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses or independent study, but not passing the CPA exam, are testimony to the quality and value of the Becker methodology. In each of the past several exams, the top CPA exam score world-wide was awarded to a Becker course graduate, including an online course graduate.

CPA, CMA and CFA exam candidates can also take the Becker review course content and methodology in conjunction with their Keller Graduate School MBA or MAFM programs in most states in which Keller offers classes, earning full graduate academic credit. These credits can also be used to fulfill the 150 hour rule educational requirement to sit for the CPA exam in those states where the 150 hour rule has been enacted. This provides both Becker and Keller with an important competitive advantage. To further extend the marketing and operational benefits of joint operation, Becker offers classes at many of the Keller Graduate School locations. Becker classes are also offered on several DeVry Institute campuses.

The CFA review course is taught live in a classroom setting in selected large markets around the world. In the CFA exam preparation market, much like the CPA exam preparation market, Becker competes with courses offered by other training companies and student self study. Plans for expanding the number of classroom locations by utilizing current Becker CPA sites, or delivery by CD-ROM and/or online, are being considered to help reach more potential exam takers.


Student Recruiting
------------------
   Undergraduate Segment
   ---------------------
Students at the DeVry Institutes are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the recruiting process because a significant portion of the DeVry Institutes' students come from outside the immediate area in which the DeVry Institute campus they attend is located. The percentage of enrollment coming from these two recruiting sources varies campus by campus, depending largely on the school's location and the size of the local market area. Overall, admissions representatives currently generate over 70% of DeVry Institutes' total enrollments. The DeVry Institutes employ over 550 admissions representatives and field recruiters throughout the United States and Canada. In order to recruit students in certain states and Canadian provinces, representatives and recruiters must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit the payment of commissions, bonuses or incentives for student recruitment. The Company believes that its method of representative and recruiter compensation complies with the regulations.

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

Field student recruiters are salaried, full-time Company employees. Field recruiters meet individually with prospective students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited more than 8,500 high schools in North America last year and made presentations on career choices and the importance of a college education. These presentations offer a service to high school educators by providing a resource for educating students on careers in technology related fields. The outcome of these presentations is the collection of career surveys from high school juniors and seniors. These surveys provide a large and important source of leads for student recruitment.

Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. Recruiting opportunities also exist to U.S. military veterans with military-specific technical training. Veterans are attracted to DeVry's practical career-oriented education, and DeVry's locations across the U.S. are often near the home area to which the veteran will relocate. DeVry Institutes' has a long history of providing educational services to former military personnel and the success of the Keller Graduate School and DeVry Institute distance education programs should help in securing a place for meeting the education needs of current military personnel.

In support of its admissions representatives and field recruiters, DeVry Institutes advertise on television and radio, in magazines and newspapers, on various Internet sites, and utilize telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by their employers, alumni or currently enrolled students. In addition to these more traditional recruiting methods, DeVry's own Internet site provides another avenue for students to receive information about DeVry and apply for admission.

To be admitted to a DeVry Institute program in the United States, an applicant must be either a high school graduate, have a General Education Development ("GED") certificate or hold a degree from an accredited postsecondary institution. Applicants must also complete an interview with a DeVry admissions representative. Students seeking admission to the DeVry online program complete their application process by telephone, fax and e-mail with a central Admissions Office staff dedicated to serving these applicants. In Canada, an applicant must meet either the same criteria as in the U.S. or meet "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the DeVry Institutes implemented the Computerized Placement Tests ("CPT") which were designed in collaboration with The College Board and Educational Testing Service.
These exams help DeVry Institutes serve the needs of their students by better assessing applicants' achievement levels and developmental needs during the admission process. Since its introduction, minimum admission and placement scores on the CPT have been raised several times in an effort to better select and serve those students most likely to successfully complete their educational program. Submission of ACT or SAT examination scores deemed appropriate for the desired program or the submission of acceptable grades in qualifying college-level work completed at an approved postsecondary institution can also be used to meet DeVry Institute admission requirements.

To assist students who live distant from the DeVry Institute campus that they attend, DeVry Institutes help students secure local living arrangements. While DeVry Institutes have no dormitory facilities, lists of nearby available private apartments or rooms are maintained for students' convenience. In addition, some DeVry Institutes maintain furnished apartments for shared rental by students. Students pay their housing rental and fees to DeVry who contracts with the property owner.

Thus, DeVry becomes the students' landlord and students are assured of a fixed rental charge per month, similar to more traditional dormitory or apartment arrangements at other colleges.


Graduate And Professional Segment
---------------------------------
   Keller Graduate School Of Management
   -------------------------------------
Keller Graduate School recruits students through direct mail, radio advertising, telemarketing, print advertising and referrals from employers, alumni or current students. Keller's own Internet site and ads on other web sites are also becoming a valuable source of applicant inquiries. Keller employs on-campus admissions representatives at each teaching center who meet with, counsel and evaluate admission qualifications of prospective students. To be admitted to a Keller program, applicants must hold a baccalaureate degree from a U.S. institution that is accredited by or in candidacy status with a regional accrediting agency. Foreign applicants must hold a degree recognized to be equivalent to a U.S. bachelors' degree. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test ("GMAT"), the Graduate Record Examination ("GRE") or Keller's alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidate's academic credentials, entrance test scores and a personal interview.


   Becker Conviser Professional Review
   -----------------------------------
Becker markets its courses directly to potential students and to selected employers, e.g., the large national and regional accounting and financial services firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA, CMA or CFA review courses. The Becker Internet site provides another source of information to interested applicants. Becker also enrolls many students who have previously completed a competitor's course or a self-study program but were then unable to pass the exam.

According to data published by the National Association of State Boards of Accountancy, the number of CPA examination candidates has generally declined from the all-time high of approximately 144,000 in 1990 to less than 117,000 in 1998 but rebounding to approximately 127,000 in 1999 as applicants sought to beat the deadline in states about to enact the 150 hour rule. A major reason for the decline in the number of CPA exam candidates is the continuing implementation of the 150 hour requirement.
To date, most states and U.S. territories have passed a form of the legislation that requires 150 semester units (the equivalent of five years of college) before a candidate may sit for the CPA exam. This has the effect of delaying enrollment in Becker's review class by some students in those states. By the end of 2001, the 39 jurisdictions that will have implemented the 150-hour requirement will account for over 65% of the total pool of candidates for the CPA examination.

In response to the 150 hour requirement, many of the top colleges and universities have designed their accounting programs to add a fifth year, either with a master of accounting curriculum or in connection with their

MBA programs. To capitalize on the opportunity, Keller Graduate School of Management introduced its Master of Accounting and Financial Management program in 1998. The MAFM program includes tracks for CPA, CMA, and CFA candidates and culminates with a Becker Conviser review course.

To further overcome the recruiting challenges of the 150 hour laws, Becker has introduced the CPA review course on CD-ROM and online for students who are unable to attend classroom based instruction. With the acquisition of Stalla Seminars, the CFA exam course is planned to be offered in an expanded number of classroom locations and an online program is under development.


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

DeVry Institute and Keller Graduate School are each accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools ("NCA"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. Keller Graduate School was first awarded its NCA accreditation status in 1977 and DeVry Institutes was first awarded NCA accreditation status in 1981. The DeVry Institutes and Keller accreditations were last reaffirmed by the Higher Learning Commission of The North Central Association in 1992 for the maximum ten year period.

A scheduled interim progress monitoring visit was conducted at the DeVry Institutes in May 1997. The next comprehensive Institute evaluation visit is scheduled for August 2002. The required NCA self-study process that precedes the visit is well underway, coordinated by DeVry Institutes' Vice President of Academic Affairs and involving a Steering Committee of institute presidents and deans, supported by faculty and staff throughout the entire system.

The next comprehensive evaluation visit by the NCA to Keller Graduate School is scheduled for April 2002. The required Keller self-study process is currently underway.

Until recently, under Canadian law, the Canadian DeVry Institutes were not permitted to grant degrees. However, students at the Canadian Institutes could transfer to DeVry Institutes in the U.S. to complete their degree requirements. In 1995, the Alberta Department of Advanced Education, the State of Arizona and the Higher Learning Commission of the North Central Association of Colleges and Schools approved the DeVry Institute in Phoenix to offer its bachelor of science degree-completion program on the Calgary campus. This allowed students attending classes at the Calgary campus to complete their degree studies without relocating to a campus in the United States. Students attending one of the Toronto-area campuses could transfer to Calgary to participate in this program rather than transferring to a DeVry campus in the United States. This year, DeVry became the first private, for-profit institution in Canada to be provincially accredited to grant baccalaureate degrees. In February 2001, the province of Alberta authorized DeVry/Calgary to offer bachelor of technology degree programs in electronics engineering technology and computer information systems, as well as a bachelor of business operations degree program.


Accreditations of the DeVry Institutes and Keller in the United States and of the DeVry Institutes in Canada are as follows:


        UNITED STATES                                   CANADA
        -------------                                   ------

Higher Learning Commission of the             DeVry Calgary's bachelor of
North Central Association of                  technology in electronics
Colleges and Schools.                         engineering technology, bachelor
                                              of technology in computer
Eligible Electronics Engineering              information systems and bachelor
Technology Programs are separately            of business operations is
accredited by the Technology                  accredited by the Alberta
Accreditation Commission of the               Private Colleges and
Accreditation Board for Engineering           Accreditation Board.
and Technology (TAC of ABET).
                                              The Electronics Engineering
                                              Technology and the Electronics
                                              and Computer Technology programs
                                              are accredited by the Canadian
                                              Technology Accreditation Board
                                              (CTAB).


In the United States, each DeVry Institute is approved to grant associate and bachelor's degrees by the respective state in which it is located.

Keller Graduate School is authorized to operate and award degrees under authority of the Illinois Board of Higher Education and the appropriate approval boards in the other states in which it has operations.


State and Provincial Approval and Licensing
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and exam preparation courses, and grant degrees. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted approximately $6 million of surety bonds with state and local regulatory authorities in the U.S. and more than $1 million (CDN) of surety bonds with regulatory agencies in Canada. Certain states have set standards of financial responsibility different from those prescribed by federal regulation. The Company believes it is currently in material compliance with state and Canadian provincial regulations. If the Company were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.


Tuition and Fees
----------------
Effective with the summer 2001 term, tuition at DeVry Institutes in the United States for two semesters (one academic year) ranged from $8,740 to $10,075. Variations in tuition depend on term of enrollment and the particular campus attended. Based upon current tuition rates, for a student enrolled in DeVry Institutes' five term Electronics Technician program, total tuition cost would range from $21,950 to $25,100. For a student enrolled in the nine term Computer Information Systems program, total tuition cost based upon current rates would range from $39,430 to $45,100. Students enrolled on less than a full time basis are charged somewhat lower tuition. DeVry's tuition rates are substantially below the average tuition at four-year independent institutions, which last year averaged over $16,300 per two term academic year, but DeVry's tuition rates are substantially higher than the average at four-year publicly supported institutions which last year averaged only $3,500 per two term academic year. DeVry's increase in tuition from summer 2000 was approximately six percent. This increase approximates the rate of increase at many other postsecondary education institutions.

Tuition for DeVry Institutes' online Business Administration program is $350 per credit hour. Based upon the current tuition rate, the total program cost would be $44,125.

Effective with the summer 2001 term tuition in Canada ranged from $7,750 to $8,355 (CDN) for a two semester academic year, an increase of more than five percent from summer 2000. Variations in tuition depend upon the campus attended and the term of enrollment.

Certain DeVry Institute programs, such as its one year Information Technology program, are charged at a total program price, not on an individual term basis.

Effective with the September 2001 term, Keller Graduate School tuition per classroom course (four quarter credit hours) ranges from $1,185 to $1,515, depending on the location in which the student is enrolled. This compares to tuition rates from $1,125 to $1,425 implemented in September 2000. The price for courses taken online is $1,620.

The price of the complete classroom Becker CPA review course is $1,790, which includes an enrollment fee. The complete CPA review course on CD-ROM is priced at $1,530. The complete online review course is priced $1,935. Discounts from these tuition rates are offered under various enrollment promotions at college campuses and for students employed by participating accounting firms. Tuition rates may be increased later in the year to be effective with the spring 2002 exam cycle.

If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from the student, which varies with, but generally equals or exceeds, the percentage of the term completed by the student. Amounts received by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate financial aid funding source.

In addition to the tuition amounts described above, students at the DeVry Institutes and Keller Graduate School must purchase textbooks and supplies as part of their educational program.


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

The DeVry Institutes assist their undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed. The Company believes that a substantially greater percentage of its full-time students are employed to help finance their costs of education. On the basis of a financial aid application completed by the student and the student's family, the DeVry Institutes develop an assistance package for students who require financial aid. Government-sponsored financial aid is of great importance to the Company because historically, almost 70% of the DeVry Institutes' U.S. tuition, book and fee revenues have been financed by government-provided financial aid received by its students.

The Company believes that approximately 30% of Keller Graduate School students receive government-sponsored financial aid while approximately 70% of Keller students are believed to receive some tuition reimbursement assistance from their employers. Students attending the Becker CPA, CMA or CFA review courses are not eligible for financial aid, but many of them receive partial or full tuition reimbursement from their employers.

The government-provided financial aid and assistance programs in which many of the Company's students participate are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act guides the federal government's support of postsecondary education. The Act was most recently reauthorized in the fall of 1998, redefining and extending the numerous financial aid programs currently in existence. There is no assurance, however, that federal funding will be continued at its present level or in its present form. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students.

Extensive and complex regulations in the United States and Canada govern all of the government grant, loan and work study programs in which the Company and its students participate. Regulations and standards that an institution must satisfy in order for its students to participate in federal financial assistance programs include, among others, maximum student loan default rates; limits on the proportion of an institution's revenue that can be derived from federal aid programs; prohibition of certain types of incentive payments to student recruiters; standards of financial responsibility and administrative capability requirements.

In 1998, the Department of Education introduced a new standard of financial responsibility test. The standard is based upon a composite score of three ratios which are designed to measure various aspects of an educational institution's financial stability. These ratios include an equity ratio which measures the institutions capital resources, a primary reserve ratio which measures an institution's ability to fund its operations from current resources and a net income ratio which measures an institution's ability to operate profitably.

The Company believes that, based upon its computations, it has demonstrated a high level of financial stability as measured by these tests. Failure to achieve these financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a letter of credit to permit its students to continue to participate in federal financial assistance programs. In addition to the regulations and standards which must be met by the institution, student recipients of financial aid must maintain satisfactory progress toward completion of their program of study and an appropriate grade point average.

Institutions that participate in Title IV financial aid programs must disclose information about student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. The DeVry Institutes have increased admission requirements and added student support services aimed at improving student completion rates. Completion rates, as defined by the Student-Right-To-Know Act, at each of the U.S. DeVry Institutes generally fall within the range of completion rates, as published by U.S. News and World Report, 2001 America's Best Colleges, at selected four-year urban public colleges in the areas in which DeVry Institutes operate. DeVry also admits many students who previously attended another college and who are not included in these completion rate statistics. Completion rates for the students entering DeVry with previous college experience are generally higher than for first-time students.

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

In the United States, the Company has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2000, and its independent accountants are currently conducting the required audits of the one year period ending June 30, 2001. Following the completion of the fiscal 2000 financial aid audit, the Company posted letters of credit of one year duration for approximately $0.9 million with the Department of Education relating to untimely processing of student refunds at two institutes.

The Department of Education may periodically conduct site visits at any of the Company's locations as a part of its program of periodic review of the administration of student financial assistance programs. No such visit is currently in progress or recently completed. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the Company and resulted in a substantial curtailment of the Company's participation in government grant or loan programs, the Company could be adversely affected.

In Canada, the DeVry Institutes' Toronto-area campuses were notified at the end of August 1995, that the Ontario Ministry of Education and Training had temporarily suspended the processing of new financial aid applications from DeVry students pending review of inaccuracies found in applications filed by some students. A Ministry audit of these applications, with DeVry's full cooperation, began in September 1995, and was subsequently completed. Effective with the spring 1996 term, which began in March 1996, the

Ministry conditionally reinstated approval for the processing of financial aid applications. As a result of these actions, the results of operations of the Company's Canadian operations were adversely affected. During the third quarter of fiscal 1999, the Company successfully concluded the resolution of all outstanding issues with the Ontario Ministry of Education and Training, including payment of the remaining portion of the refund of amounts believed to have been inappropriately disbursed. DeVry's Toronto-area campuses are now unconditionally reinstated as participants in the Ontario Province's student financial aid programs.

In Canada, the Toronto-area campuses have completed and submitted the required annual audit of Ontario Student Assistance Program administration for fiscal 2000 and the Company's independent accountants are prepared to begin the required audit for fiscal 2001.

The following is a description of the U.S. and Canadian financial aid programs in which the Company's students participate:

UNITED STATES GOVERNMENT FINANCIAL AID PROGRAMS The following U.S. Department of Education financial aid programs under Title IV of the Higher Education Act are utilized by the Company's students in the United States:
(1) Federal Pell Grant ("Pell"), (2) Federal Supplemental Educational Opportunity Grant ("SEOG"), (3) Federal Family Education Loan Program ("FFELP"), (4) William D. Ford Federal Direct Student Loan Program ("FDSL"), (5) Federal Perkins Direct Student Loan program ("Perkins") and
(6) Federal Work Study ("FWS").

          GRANTS These funds, made available by the government to all eligible students who demonstrate financial need, do not have to be repaid.
     The Company's undergraduate students are eligible to participate in the Pell and SEOG Grant programs. Eligible students can receive a Pell grant ranging in amount from $400 to $3,750 per year. SEOG is a supplement to the Pell grant, available to only the neediest students because SEOG funds are limited in amount at each institution based upon a federally-determined formula. In addition to these federal assistance funds, DeVry is required to make a 25% institutional matching contribution of all federal SEOG funds. The institutional matching contribution may be satisfied, in whole or in part, by DeVry Institutes' scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

          LOANS Students at the DeVry Institutes participate in the Stafford and PLUS programs within the FFELP, FDSL and in the Perkins loan program. Under the FDSL program, students or parents borrow directly from the Department of Education rather than from commercial lenders under terms that are generally the same as for loans under the FFELP.

          STAFFORD LOANS A subsidized Stafford loan, awarded on the basis of student financial need, is a low interest loan with interest charges and principal repayment not scheduled to begin until six months after a student no longer attends school on at least a half-time basis. An unsubsidized Stafford loan may be awarded to students who do not meet the needs test and incurs interest charges from the time the loan is disbursed; however, the interest payment may be deferred until the principal payments begin.

          PLUS LOANS A PLUS loan enables parents of a dependant student to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin upon receipt of the loan.

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

          WORK STUDY Work opportunities, both on or off-campus, under FWS are offered on a part-time basis by the U.S. DeVry Institutes to undergraduate students who demonstrate financial need. Work Study wages are paid partly from federal funds and partly from qualified employer funds.

STATE FINANCIAL AID PROGRAMS In addition to the various federal loan and grant programs, state grant and loan assistance may be received by eligible students attending DeVry Institutes in Arizona, California, Colorado, Florida, Georgia, Illinois, Ohio, New Jersey and New York.

"90/10 RULE" This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as the Company. Under this regulation, students attending a for-profit institution that derives more than 90% of its revenues from federal financial assistance programs in any year are not able to participate in these programs for the following year. This regulation is commonly referred to as the "90/10 rule." Prior to 1999, the rule permitted only 85% of revenues to be collected from federal financial assistance programs. When the limit was increased to 90%, the definition of revenues was modified to exclude revenue funded by institutional scholarships. Final data for fiscal 2001 are not yet complete but, in fiscal 2000, the U.S. Institute system derived less than 70% of its revenues from these programs, ranging from a low of approximately 50% to a high of approprimately 76% at individual institutes.

Each of the DeVry Institutes, (except for those that currently operate as an additional location of an established Institute) is established as a separate institution under the Higher Education Act ("HEA") provisions and must separately meet the criteria for the "90/10 rule" and loan default rates.

Keller Graduate School derives approximately 30% of its revenues from these defined financial aid programs.

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

Postsecondary institutions whose students participate in the Ontario Student Loan program are now required to make available to prospective students information about graduation rates and student loan default rates. In addition, postsecondary institutions whose student default rates exceed certain thresholds will be required to provide the Ontario Ministry of

Education and Training with a security deposit for loan default losses that might exceed the regulatory threshold. For DeVry's Toronto-area
Institutes, the most recently released Ontario Student Loan default rate was 14.7% and is below the level at which there is required loan loss sharing. This compares to an overall default rate for Ontario postsecondary institutions of 15.7%

COMPANY-PROVIDED FINANCIAL ASSISTANCE The Company's EDUCARD Plan is available to students attending the U.S. DeVry Institutes. Similar installment payment plans are available for the Canadian DeVry Institutes. The EDUCARD Plan is an installment loan program designed to assist students unable completely to cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes.
Repayment of EDUCARD Plan balances is negotiated in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12-24 months following a student's graduation or termination of study. The receivable balance related to Company-provided financial aid at the U.S. DeVry Institutes at June 30, 2001, was approximately $22.1 million. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance.

In September 2000, several DeVry Institutes began offering a supplementary loan program with funding from private lenders. This new program is aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. This program, with a limited DeVry risk sharing for loan defaults, has longer repayment periods, lower monthly payments and generally lower interest rates on borrowings than offered by EDUCARD, is intended as an alternative to the current EDUCARD program. The DeVry Institutes expect that this program will be expanded to additional DeVry Institute campuses in the future.

In addition to the student financial assistance provided by the EDUCARD Plan, the U.S. and Canadian DeVry Institutes offer numerous scholarships to current high school graduates. For the 2002 academic year, the Institutes are offering scholarships valued at more than $5 million. Scholarship offers have been made to high school graduates in previous years and are expected to be offered in the future. To attract students who attend community or junior colleges, the U.S. DeVry Institutes also offer a limited number of scholarships to recent graduates from accredited community/junior colleges. The DeVry Institutes have also provided funds in the form of institutional grants which help those students most in need of financial assistance.

At Keller, students who wish to defer tuition payment may choose from several deferred payment plans and students eligible for tuition reimbursement plans may be able to have their tuition billed directly to their employer.

The Congress has from time to time provided various tax benefits related to educational expenses incurred by graduate and undergraduate students. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee's income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250. This exclusion, which had been set to expire, has now been made permanent.


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

According to preliminary, pre-published reports by the U.S. Department of Education, the U.S. DeVry Institutes had FFELP student loan cohort default rates for 1999 (the latest year for which statistics are available) ranging from 0.9% to 14.5%. The weighted average DeVry Institute system's FFELP cohort default rate is preliminarily reported at less than 10.0%. The reported rates for 1999 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 2000. Preliminary cohort default rates are subject to revision by the Department of Education as new data becomes available and are subject to appeal by schools contesting the accuracy of the data. For 1998 (the latest year for which "final" statistics are available), the U.S. DeVry Institutes' weighted average FFELP cohort default rate was 12.7%. No DeVry Institute is subject to any restrictions or termination under the student loan program.

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

The DeVry Institutes Perkins loan cohort default rates for 2000 (the latest year for which statistics are available) range from 12.5% to 25.7%. The U.S. DeVry Institutes weighted average Perkins loan cohort default rate was approximately 17.7%. For 1999, the DeVry Institutes' Perkins loan default rates ranged from 11.6% to 22.8%, and the U.S. DeVry Institutes weighted average Perkins loan cohort default rate was approximately 18.2%. Several institutes received reduced new funding for the Perkins loan program because their default rates exceeded the 20.0% regulatory thresholds. At these institutes, new loans continue to be granted but at lower levels than if the full amount of new federal funding were received. Because of the relatively small amounts of funding available for this program relative to other available financial aid programs, the reduced level of funding has not had a material effect on the availability of total financial aid available to DeVry students. Student counseling and additional collection efforts, including the assistance of outside loan service agencies, have been implemented and have, in part, contributed to the current reduction in the weighted average default rate.


Career Services
---------------
The Company believes that the employment of its graduating students is essential to its ability to attract and retain students. Currently, there are approximately 150 career services professionals located at the U.S. DeVry Institutes, working with students in the areas of career choice activity, resume preparation and job interviewing. The staff also maintains contact with local and national employers to determine job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews at an institute campus.

The shortage of skilled employees has placed an increased premium on educated workers in our economy as evidenced by the widening gap in wages of college vs. high-school graduates to more than 100% from approximately 50% in 1980. It is estimated that 85% of the jobs in the United States currently require education or training beyond high school, up from only 65% as recently as 1991.

DeVry Institutes attempt to gather accurate data on the number of their graduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the quality of information that graduates report to the DeVry Institutes. At the U.S. DeVry Institutes, there were more than 46,000 graduates over the ten-year period ending October 2000, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the nearly 45,000 graduates who actively pursued employment or were already employed, more than 93% held positions in their chosen fields within six months of graduation.

Full and part-time U.S. undergraduate degree and diploma program graduates for the three classes which ended in calendar year 2000, and for the three classes which ended in calendar year 1999, were employed in their chosen field within six months of graduation, based on data reported to the DeVry Institutes, as follows:

      THE U.S. DEVRY INSTITUTES' UNDERGRADUATE EMPLOYMENT STATISTICS<FN1>
      --------------------------------------------------------------
                                                        Percent of
                                                        Graduates
                                                        Who
                                Number of               Actively
                                Graduates               Pursued
                                Who          Number of  and
                                Actively     Graduates  Obtained
                                Pursued      Employed   Employment
                                Employment   in         and Those    Percent
                  Number        or Were      Education  Who were     Of Net
                  of Net        Already      Related    Already      Graduates
                  Graduates<FN2>Employed<FN3>Positions  Employed<FN3>Employed<FN2>
                  ---------     --------     ---------  --------     --------
Calendar Year
2000 Graduating
Classes (2/00,
6/00, 10/00)       6,212         6,060        5,740      94.7%        92.4%

Calendar Year
1999 Graduating
Classes (2/99,
6/99, 10/99)       5,622         5,499        5,230      95.1%        93.0%
-------------------------------

<FN1>Does not include graduates of the one year post-baccalaureate
     Information Technology program.

<FN2>Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

<FN3>Does not include students who actively pursued employment for less than 6 months and did not obtain employment.

The 2000 graduates achieved average annual starting compensation that varied by program of study, ranging from $31,410 to $47,947. Individual compensation levels vary depending upon the graduate's experience, program of study and geographic area of employment.

In Canada, for the three classes which ended in calendar year 2000, over 93% of eligible graduates who actively pursued employment had obtained employment or were already employed in their chosen field within six months of graduation. This includes those students who received diplomas, who received bachelor's degrees through the DeVry Phoenix Institute's degree completion program in Calgary and those students who completed their degree requirements at a U.S. DeVry Institute, but does not include graduates of the one year Information Technology program.

The majority of employers of the DeVry Institutes' graduates are in the electronics or information processing industries. The Company believes that no single employer has hired more than 5% of the DeVry Institutes' graduates in recent years. Major employers of the DeVry Institutes' graduates include the following companies: Accenture, Applied Materials, AT&T, Cellular One, Eastman Kodak, EDS, General Electric Company, Hewlett-Packard, IBM, Intel Corp, MCI, Motorola and Xerox.

Keller Graduate School maintains a career services office to assist current and past graduates. This office offers a full range of services designed to enhance each individual's career development skills and is available to graduates, at no charge, on a lifetime basis.


Seasonality
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at the DeVry Institutes and Keller typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment generally occurs during the summer months. Becker Conviser experiences higher enrollments for its courses beginning in June and July, the period leading to the fall CPA exam, than for its classes beginning in December and January leading to the spring CPA exam.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 10 to the Company's Consolidated Financial Statements, "Quarterly Financial Data."


Administration and Employees
----------------------------
Each of DeVry Institutes' campuses is managed by a president and has a staff of academic deans, faculty and academic support staff, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to the Company's vice president of new student recruiting. Each Keller Graduate School center is managed by a center director and has admissions representatives and appropriate academic and administrative support staff. Becker Conviser is managed by a central administrative staff headquartered in Oakbrook Terrace and by regional administrative staff which supports instructors and coordinates local recruiting efforts.

The Company has more than 4,000 regular full- and part-time employees.
Over 450 of these employees are located at the corporate headquarters in Oakbrook Terrace, Illinois. In addition, the Company employs more than 1,500 students during peak periods as faculty assistants and in other part-time positions. None of the Company's employees is represented by a union. The Company believes that its relationships with its employees are satisfactory.

Faculty
-------
Each DeVry Institute's campus president hires academic deans and faculty members in accordance with criteria established by the Company, accrediting standards and applicable state law. Most faculty members teaching in technical areas have related industry experience. The DeVry Institutes have initiated sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities to maintain and enhance their currency and teaching skills. Faculty members are evaluated each semester based on student comments and observations by an academic dean. There are more than 1,000 full and part-time faculty member employees among all of DeVry Institutes' campuses. More than 85% of DeVry Institutes' full-time faculty member employees hold advanced academic degrees. In addition, DeVry Institutes engage adjunct and visiting faculty, as needed, mostly in the evening programs, who teach on a part-time basis while maintaining their employment in their technical field of specialty.

Keller Graduate School faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, Keller has begun selectively utilizing full-time faculty to respond to student demand in areas of rapidly growing enrollment and to meet licensing approval requirements in certain states. Less than 10% of Keller's instructors, excluding staff members who regularly teach, are full-time employees. More than 90% of Keller's faculty have advanced degrees. Keller drew upon almost 700 active faculty who taught courses as needed throughout the past year. Becker's faculty, numbering more than 500 each term, are primarily practicing professionals who teach part-time on a course-by-course basis.


Trademarks and Service Marks
----------------------------
The Company owns and uses numerous trademarks and service marks including "DeVry Institute of Technology" and variants thereof. All trademarks, service marks and copyright registrations associated with the Company's businesses are registered in the name of the Company or one of its subsidiaries and expire over various periods of time. The Company vigorously defends against infringements of its trademarks, service marks and copyrights.

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

None of the DeVry Institute campuses which are owned by the Company are subject to a mortgage or other indebtedness.

In Calgary (Alberta), Canada, the Company leased a new build-to-suit campus of approximately 70,000 square feet to replace its former location.
Classes were first offered in this new and larger facility in July 1998, the start of the summer term.

In the Toronto-area, the Company consolidated its operations into its two newer campuses in Scarborough and Mississauga, Ontario. Additional space was leased in both Scarborough and Mississauga to accommodate this consolidation. Effective with the summer 1998 term, classes were no longer offered at the original North York location.

In New York, the Company completed renovation of the first two floors of a leased site in Long Island City. Classes were offered for the first time in November 1998, the start of the fall term. Initially occupying approximately 96,000 square feet, expansion construction on the third floor was completed in fiscal 2001, increasing the campus size by 59,000 square feet.

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

In Phoenix, Arizona, Pomona, California, and Kansas City, Missouri, the Company leases additional space in adjacent office buildings in order to house some administrative functions, permitting space within the campus building to be used for additional classrooms and laboratories. These expansions were necessary to accommodate increased student enrollments.

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

Renovation and expansion of the Columbus DeVry Institute was begun in 1999. This project, now complete, increases the campus size to approximately 114,000 square feet and replaces the modular space previously in use.

The owner of the Addison (suburban Chicago) Institute acquired an adjacent parcel of land and constructed approximately 20,000 square feet of additional classroom and administrative space to accommodate increased enrollments. This additional space was completed and occupied for the summer 2000 term. In September 2001, the Company completed acquisition of the property from its landlord.

In Orlando, Florida, the Company completed construction on a leased campus of approximately 72,000 square feet and classes were offered for the first time in the fall of 2000.

In Seattle, Washington, the Company acquired approximately 11 acres of land and completed construction of an approximately 100,000 square foot Institute with classes offered for the first time in the summer of 2001.

In July 2001, the Company completed the purchase of an approximately 17 acre site in the Houston, Texas, area for the future construction of a new DeVry Institute.

In July 2001, the Company completed the purchase of its Pomona, California, Institute which had been occupied under a lease.

Renovation is currently underway at an approximately 87,000 square foot leased site in Crystal City, Virginia, (Washington D.C. area) for a new DeVry Institute with classes expected to be offered for the fall term of fiscal 2002.

The Company has signed a lease for a 103,000 square foot facility to be built to its specifications for a new DeVry Institute campus in Miramar, Florida, for occupancy in fiscal 2003.

The Company is nearing completion of lease negotiations on an existing 103,000 square foot facility in the Philadelphia, Pennsylvania, area. Occupancy, following completion of renovation, is scheduled for fiscal 2003.

Additional DeVry Institute facility renovations and expansions may be undertaken in the future to improve and expand operations.

The table below sets forth certain information regarding each of the properties at which the DeVry Institutes and DTC conducted educational operations at June 30, 2001:

                          UNDERGRADUATE CAMPUSES
                          ----------------------
                                               Full and
                              June 2001        Part-Time
                              Area             Students
                              (Approximate     Attending
                              Square Feet)     Spring 2001      Ownership
                              ------------     -----------      ---------
Phoenix, Arizona                  120,200           3,379         Owned
Orlando, Florida                   72,000             461         Leased
Alpharetta (Atlanta), Georgia      65,000           1,523         Leased
Decatur (Atlanta), Georgia        107,500           2,824         Owned
Chicago, Illinois                 160,000           4,023         Owned
Addison (Chicago), Illinoi        110,000           3,824         Owned(1)
Tinley Park, Illinois              65,000           1,138         Owned
Kansas City, Missouri              74,500           2,549         Owned
Columbus, Ohio                    114,000           3,370         Owned
North Irving (Dallas), Texas       95,250           3,395         Leased
Long Island City, New York        155,000           1,775         Leased
Pomona (Los Angeles), California  100,500           3,740         Owned(2)
Long Beach (Los Angeles),
  California                       98,240           2,945         Leased
West Hills, (Los Angeles),
  California                      105,000           1,038         Owned
Fremont (San Francisco),
   California                      99,000           2,190         Owned
North Brunswick, New Jersey        99,000           3,771         Owned
Denver, Colorado(3)                98,000           1,459         Owned
Calgary, Alberta, Canada           70,000           1,389         Leased
Ontario, Canada Toronto-Area      105,400           1,925         Leased
Other                                   -              74              -
                                                    ------
                                                    46,792
                                                    ======


---------------------------
      (1) Acquired in September 2001.
      (2) Acquired in July 2001.
      (3) Includes 28,000 square foot leased facility in Colorado Springs, Colorado.

Keller Graduate School
----------------------
Keller teaching centers are housed in modern buildings whose locations are chosen primarily for their convenience to students. Keller centers, which mostly range in size from approximately 4,000 to more than 10,000 square feet, include teaching facilities, admissions and administrative offices. Each Keller facility has an information center designed to enhance students' success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; sample business plans; popular business periodicals; videos of selected courses; a career services video and texts; and access to more than three hundred electronic data-bases.

During fiscal 2001, Keller opened six new teaching centers. Additional new centers are planned for opening in fiscal 2002 and beyond.

At the start of the April 2001 term, the last complete term in fiscal 2000, approximately 7,944 course-takers were enrolled in Keller's classroom and distance education programs. The table below sets forth certain information regarding each of the properties at which Keller conducted educational operations in the April, 2001, term:

                       KELLER GRADUATE SCHOOL CENTERS
                       ------------------------------
                                                  April 2001
                                                  Ownership
                                                  ----------
          Phoenix, Arizona                        (2)
          Scottsdale, Arizona                     Leased
          Mesa, Arizona                           Leased
          Denver, Colorado                        Leased
          Chicago Loop, Illinois                  Leased
          Chicago/O'Hare, Illinois                Leased
          Schaumburg, Illinois                    Leased
          Lincolnshire, Illinois                  Leased
          Oakbrook Terrace, Illinois              (1)
          Lisle, Illinois                         Leased
          Tinley Park, Illinois                   Leased
          Elgin, Illinois                         Leased
          Merrillville, Indiana                   Leased
          Tysons Corner, Virginia                 Leased
          Crystal City, Virginia                  Leased
          Bethesda, Maryland                      Leased
          Milwaukee, Wisconsin                    Leased
          Waukesha, Wisconsin                     Leased
          St. Louis, Missouri                     Leased
          St. Louis, Missouri (downtown)          Leased
          Kansas City, Missouri                   (2)
          Kansas City, Missouri (downtown)        Leased
          Decatur, Georgia                        (2)
          Atlanta, Georgia                        Leased
          Alpharetta, Georgia                     (2)
          Atlanta/Buckhead, Georgia               Leased
          Gwinnett, Georgia                       Leased
          Pomona, California                      (2)
          Long Beach, California                  (2)
          Irvine, California                      Leased
          San Diego, California                   Leased
          Fremont, California                     (2)
          West Hills, California                  (2)
          Tampa Bay, Florida                      Leased
          Orlando, Florida (south)                (2)
          Orlando, Florida                        Leased
          Miami, Florida                          Leased
          Seattle, Washington                     (2)
          Cleveland, Ohio                         Leased
          Columbus, Ohio                          (2)
          Dallas, Texas                           (2)
          Distance Learning                       (1)

--------------------------
(1)Operates at the Company's corporate headquarters location
(2)Operates on a DeVry Institute campus

Becker
------
Becker is headquartered at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Classes are conducted in leased facilities, fewer than twenty of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be expanded or relocated as enrollments require.
Becker classes are also currently offered on several DeVry Institute campuses and at Keller Graduate School centers where the location and facility availability are appropriate.


Corporate
---------
The Company's administrative offices are located in approximately 111,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois. In addition, the Company leases more than 45,000 square feet of storage and other miscellaneous use space plus additional office space in an adjacent building. Additional office and miscellaneous use space were added during the past year to accommodate the Company's expanding operations and further space may need to be leased in the future.

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

In fiscal 1996, the Ontario Ministry of Education and Training temporarily suspended and later conditionally reinstated the processing of financial aid applications for students attending the Company's Toronto-area schools. During the third quarter of fiscal 1999, the Company successfully concluded the resolution of all outstanding issues with the Ontario Ministry of Education and Training, including the full refund of amounts believed to have been inappropriately disbursed. DeVry's Toronto-area campuses now have full and unconditional status as a participant in the Province's student financial aid programs.

In November 2000, three graduates of one of DeVry Institute's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but has been amended and refiled, this time including a current student from a second Chicago-area campus.


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

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                   ------------------------------------


The name, age and current position of
each executive officer of the Company
are:



Name, Age and Office                    Business Experience
--------------------                    -------------------

Dennis J. Keller . . . . . . 60         Mr. Keller co-founded Keller
                                        Graduate School in 1973.  From the
   Chariman of the Board and Chief      inception of the Company, Mr.
   Executive Officer                    Keller has been Chairman of the
                                        Board and Chief Executive Officer.
                                        Mr. Keller is a graduate of
                                        Princeton University and holds a
                                        Masters degree in Business
                                        Administration from the University
                                        of Chicago Graduate School of
                                        Business.



Ronald L. Taylor . . . .  . .57         Mr. Taylor co-founded Keller
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



Marilynn J. Cason. . . . . . 58         Senior Vice President, General
                                        Counsel and Corporate Secretary
   Senior Vice President, General       Ms. Cason joined the Company in
   Counsel and Corporate Secetary       1989 with responsibility for the
                                        Company's legal affairs and human
                                        resources.  In her current position
                                        as a Senior Vice President, Ms.
                                        Cason has responsibility for
                                        facilities planning, purchasing and
                                        management information systems in
                                        addition to her responsibilities
                                        for legal affairs and human
                                        resources.

Name, Age and Office                    Business Experience
--------------------                    -------------------

Michael J. LaForte . . . . . 55         Mr. LaForte joined the Company in
                                        1996.  Prior to joining DeVry, Mr.
   Senior Vice President                LaForte served as executive vice
                                        president of XL/Datacomp.  Mr.
                                        LaForte is responsible for the
                                        overall operations of DeVry
                                        University which includes the DeVry
                                        Institutes and Keller Graduate
                                        School.



O. John Skubiak. . . . . . . 55         Mr. Skubiak joined Keller Graduate
                                        School more than 25 years ago as an
   Executive Vice President             admissions representative.  In his
                                        current position as Executive Vice
                                        President of the Company, Mr.
                                        Skubiak has responsibility for the
                                        Company's marketing and its overall
                                        educational operations.



Norman M. Levine . . . . . . 58         Mr. Levine has been with the
                                        Company since 1982 and its Chief
   Senior Vice President and            Financial Officer since 1989.  He
   Chief Financial Officer              became a Senior Vice President in
                                        January 2001, assuming the added
                                        responsibility for the Company's
                                        tax planning and compliance.



Jack L. Calabro. . . . . . . 59         Mr. Calabro joined DeVry in 1999 as
                                        Vice President of Human Resources.
   Vice President, Human Resources      Prior to joining DeVry, Mr. Calabro
                                        was vice chancellor of human
                                        resources at City Colleges of
                                        Chicago and vice president of human
                                        resources at Helene Curtis
                                        Industries.

Name, Age and Office                    Business Experience
--------------------                    -------------------

Thomas F. Donini . . . . . . 51         Mr. Donini joined DeVry in 1982,
                                        serving in a variety of recruiting
   Vice President, New Program          positions and appointed to Vice
   Development                          President, DeVry Institute Field
                                        Recruitment in 1999.  Mr. Donini is
                                        currently responsible for
                                        development of new recruiting
                                        programs focusing on high schools,
                                        business, community colleges,
                                        military and international
                                        students.



James A. Dugan . . . . . . . 55         Mr. Dugan joined the Company in
                                        1980 serving in a number of
   Vice President, Regional             operating positions at the Phoenix
   Operations                           DeVry Institute, most recently as
                                        its president.  In his current
                                        position, Mr. Dugan is responsible
                                        for the operation of several of the
                                        U.S. DeVry Institutes.




George W. Fisher . . . . . . 49         Mr. Fisher joined the Company as
                                        Vice President, Canadian Operations
   Vice President, Regional             in 1985.  His responsibilities
   Operations                           currently include operations of
                                        several DeVry Institutes in the
                                        U.S. and Canada and new DeVry
                                        Institute campus development.



Jerome E. Hellman. . . . . . 53         Mr. Hellman joined the Company in
                                        2001.  He is responsible for
   Vice President, Process Management   Process Management for DeVry
                                        University, including the
                                        reengineering and standardization
                                        of processes and implementation of
                                        the Company's new student
                                        information system now being
                                        developed.  Prior to joining the
                                        Company, Mr. Hellman worked in
                                        project and process management
                                        positions, most recently at
                                        Internet start-up, GFTS, and at
                                        Bank One before that.

Name, Age and Office                    Business Experience
--------------------                    -------------------

Timothy Joyce. . . . . . . . 40         Mr. Joyce joined the Company in
                                        August 2000 as Controller.  Prior
   Controller                           to joining the Company, Mr. Joyce
                                        was Vice President and Controller
                                        of THK America, a manufacturer and
                                        distributor of electronic devices,
                                        in Schaumburg, Illinois.



Bruno LaCaria. . . . . . . . 59         Mr. LaCaria joined the Company in
                                        August 1998 as Vice President and
   Vice President, Chief information    chief information officer.  Prior
   Officer                              to joining the Company, Mr. LaCaria
                                        was the Director of Information
                                        Systems at the University of
                                        Pittsburgh.



Patrick L. Mayers. . . . . . 61         Dr. Mayers joined Keller Graduate
                                        School in 1978 as Dean of Academic
   Vice President, Academic Affairs     Affairs.  Dr. Mayers served as Vice
                                        President of Academic Affairs for
                                        Keller until 1997 at which time he
                                        became the Vice President of
                                        Academic Affairs for the DeVry
                                        Institutes.



Gerald Murphy. . . . . . . . 54         Mr. Murphy joined the Company in
                                        1995 as a Vice President with
   Vice President, Campus Operations    responsibility for the operation of
                                        several of the DeVry Institutes in
                                        the U.S. and Canada, following
                                        which he was responsible for new
                                        DeVry Institute location and
                                        program development. Mr. Murphy is
                                        currently responsible for the
                                        oversight of all the U.S. DeVry
                                        Institutes.

Name, Age and Office                    Business Experience
--------------------                    -------------------

Sharon Thomas-Parrott. . . . 50         Ms. Thomas-Parrott joined the
                                        Company in 1982 after several years
   Vice President, Government           as an officer in the U.S.
   Relations                            Department of Education's Office of
                                        Student Financial Assistance. She
                                        served the Company in several
                                        student finance positions before
                                        being elected to her position which
                                        currently includes responsibility
                                        for student finance, corporate
                                        communications, government and
                                        public relations.



Jane Perlmutter. . . . . . . 53         Dr. Perlmutter joined the Company
                                        in 1997 as a Vice President with
   Vice President, Educational          responsibility for the operation of
   Development                          several U.S. DeVry Institutes.  Dr.
                                        Perlmutter's responsibilities now
                                        include student retention
                                        management and staff development.
                                        Prior to joining the Company, Dr.
                                        Perlmutter managed the Bellcore
                                        Training & Education Center in
                                        Lisle, Illinois.



Timothy H. Ricordati . . . . 45         Dr. Ricordati is Dean of the Keller
                                        Graduate School and is now also
   Vice President                       responsible for the Company's
                                        University Center and Online
                                        Education operations.  Prior to his
                                        position of Dean, Dr. Ricordati was
                                        national director of operations for
                                        Keller Graduate School.



Kenneth Rutkowski. . . . . . 54         Mr. Rutkowski joined the Company in
                                        1985 as Director of Operations and
   Vice President, Operations           Administrative Services and was
   Services and Administration          promoted to his current position in
                                        1991.  His current responsibilities
                                        include managing the Company's real
                                        estate and various administrative
                                        functions.

Name, Age and Office                    Business Experience
--------------------                    -------------------

Vijay Shah . . . . . . . . . 50         Mr. Shah joined the Company in 1977
                                        progressing from representative in
   Vice President, New Student          a DeVry Institute admissions office
   Recruiting                           to director of admissions.  He has
                                        been DeVry's National Director of
                                        Admissions since 1989 and was
                                        promoted to Vice President,
                                        Admissions in 1994.  Mr. Shah is
                                        now responsible for all new student
                                        recruiting at the DeVry Institutes,
                                        including both the admissions
                                        offices and the field sales
                                        representatives.



Edward J. Steffes. . . . . . 51         Mr. Steffes joined the Company in
                                        1984 as director of marketing and
   Vice President, Marketing            was promoted to his current
                                        position in 1986.  Mr. Steffes is
                                        responsible for the Company's
                                        advertising and sales promotion.



Raul Valdes-Pages. . . . . . 51         Mr. Valdes-Pages joined the Company
                                        in July 1999.  In his current
   Vice President, New Program          position, he is responsible for
   Development                          developing new product and program
                                        initiatives.  Prior to joining the
                                        Company, Mr. Valdes-Pages was
                                        president of Denver Technical
                                        College.



Thomas J. Vucinic. . . . . . 54         Mr. Vucinic has been the general
                                        manager of the Becker Conviser
   Vice President                       Professional Review since 1997.
                                        Prior to that, Mr. Vucinic was the
                                        Company's Director of Financial
                                        Planning and Analysis.



Gerald J. Wawrzynek. . . . . 46         Mr. Wawrzynek has been with the
                                        Company since 1987.  He is
   Vice President                       responsible for the Company's tax
                                        planning and compliance and its
                                        acquisition analysis.

Name, Age and Office                    Business Experience
--------------------                    -------------------

Fred Weber  . . . . . . . . .53         Dr. Weber joined the Company in
                                        2001.  Mr. Weber is responsible for
   Vice President, Regional             the operation of several of the
   Operations                           U.S. DeVry Institutes.  Prior to
                                        joining the Company, Dr. Weber was
                                        at Follett Higher Education Group,
                                        last serving as Senior Vice
                                        President of Strategic Planning and
                                        Communications.

                                PART II
                                -------


ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
----------------------------------------------------------

(a) Market Information
----------------------
The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years.




                          FISCAL 2000                FISCAL 2001
                     ---------------------      ---------------------
                      HIGH            LOW        HIGH            LOW
                     ---------------------      ---------------------
 First Quarter       $24.81         $18.00      $39.63         $27.25

 Second Quarter       23.94          15.63       41.50          28.00

 Third Quarter        30.50          16.06       38.29          30.05

 Fourth Quarter       31.75          22.50       36.15          28.08



(b) Approximate Number of Security Holders
    --------------------------------------
There were 784 holders of record of the Company's common stock as of September 12, 2001. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock.


Dividends
---------
The Company is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from the Company's subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries= debt agreements. The

Company has not paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in the Company's business. From time to time, the board of directors will review the Company's dividend policy. Any payment of dividends will be at the discretion of the board of directors and will be dependent on the earnings and financial requirements of the Company and other factors as the board of directors deems relevant.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
Selected financial data for the Company for the last five years are included in the exhibit, "Five-Year Summary - Operating, Financial and Other Data", on page 111 of this report.


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


Fiscal Year Ended June 30, 2001 vs. Fiscal Year Ended June 30, 2000
-------------------------------------------------------------------
Fiscal 2001 set new records for financial performance. Total consolidated revenues increased by $77.6 million, or 15.8%, compared to last year. Tuition revenues, which are the largest component of total revenues, increased by $80.1 million, or 18.1%, from the previous fiscal year. Tuition revenue for previous years has been restated to consistently reflect the categorization of tuition refunds as a reduction in tuition revenue rather than as a component of Cost of Educational Services, consistent with the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements" and associated guidance.

In the fourth quarter, the Company applied the accounting and disclosure provisions of SAB 101. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment). Prior to fiscal 2001, the Company recognized enrollment fees in the next academic period after which the applicant had no further right to use or refund. Additionally, tuition refunds were reported as a Cost of Educational Services and have been restated as previously discussed. In accordance with the transition provisions of SAB 101, as of the start of fiscal 2001, the Company deferred approximately $0.7 million of certain fees. This deferred revenue will be recognized in future periods based upon our historical experience of expected future student attendance. Additionally, as of the start of the fiscal year, the Company has elected to defer certain direct costs associated with new student enrollment activities but limited to the extent of revenue deferral. These costs will be subsequently amortized over the same period of expected future student attendance used to recognize deferred revenues. As revenues from enrollment fees and related costs were deferred in equal amounts as of the start of the fiscal year, net income and cash flow from operations were not affected. At June 30, 2001, the Company has approximately $0.7 million of deferred revenue and related costs recorded on its balance sheet, approximately the same amount as of the start of the fiscal year.

Other Educational Revenues is composed primarily of the sale of books and supplies, including the Becker Conviser CPA Review course on CD-ROM and other CPA review study materials, and interest or payment deferral charges on students' outstanding receivable balances. Although there were more students enrolled in the Company's educational programs and they purchased more books and materials than in the past year, Other Educational Revenues declined by $2.2 million, or 4.9%, from last year because of the continued outsourcing of DeVry Institute bookstore management which is discussed more fully below.

Interest income on the Company's short-term investments of cash balances decreased to $1.2 million because of the somewhat lower cash balances that were available for investment during the year.

Undergraduate segment revenues increased by 15.9% from last year. Fiscal 2001 marked the 11th consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year has increased from the prior year, up 10.9%. Enrollment increases at DeVry Institutes reflect the opening of a new campus in Tinley Park, Illinois, in July 2000. This is the third DeVry campus in the Chicago-area. Also, in November 2000, a new DeVry Institute campus opened in Orlando, Florida, the first DeVry campus in that state. Enrollment at the previously opened institutes also increased somewhat during the year. A tuition rate increase of approximately 6% was implemented at the start of the summer term and was effective for the entire fiscal year, further contributing to the increased revenues. During the year, DeVry Institutes began to offer its Business Administration degree program via distance education on a limited basis. The start of this first undergraduate distance education program offering did not significantly contribute to enrollments or revenues during the year.

The DeVry Institutes entered into an agreement with Follett Higher Education Group ("Follett") during fiscal 2000 to manage some of the on-campus institute bookstores and provide Internet ordering capability to DeVry students at these campuses. The wider range of ancillary merchandise and experienced retail store management available from Follett is believed to provide an improved level of student service. The institutes receive a commission from Follett based upon the level of bookstore sales at these campuses. At fiscal year-end, Follett was managing nine institute bookstores, including those at the two new institutes opened during the year, compared to four institute book stores under Follett management at the previous June year-end. Sales at the institute bookstores under Follett management, net of commissions paid to DeVry, were approximately $11.0 and $1.5 million, respectively, in fiscal 2001 and 2000. In July 2001, Follett began managing two additional institute bookstores. Responsibility for managing additional DeVry Institute campus bookstores may be transferred to Follett in the future, based upon the needs of each institute campus.

In the Graduate and Professional segment, revenues increased by 15.8%. Enrollment at the Keller Graduate School increased because of six new teaching centers that were opened during the year, bringing the total to 42, and because of enrollment increases at previously opened Keller centers and the Online Education Center. Tuition rates were increased approximately 5% effective with the term that started in September. In January 2001, the Company acquired the Stalla Seminars CFA exam review program as a complement to its Becker Conviser Professional Review programs, further increasing revenues in the Graduate and Professional segment. However, enrollments and revenues in the CPA review program continue to be negatively affected by additional state implementations of the "150 hour rule" that requires CPA exam candidates to have completed 150 hours of college credit, generally a fifth year of college, before they are eligible to sit for the CPA exam.

In fiscal 2001, Cost of Educational Services increased by $34.9 million, or 12.9%. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials cost of sales, student education-related support activities and the provision for uncollectible student accounts. Assets employed in the Undergraduate segment increased by approximately $63.6 million from last year as the Company continued its investment in new and expanded facilities and equipment for students and staff. Additions of $10.2 million to long-lived assets in the Graduate and Professional segment, largely from the acquisition of Stalla Seminars, was offset by a reduction in current assets, primarily cash, held in this segment. As a result of the additions to facilities and equipment included in the increase in assets employed, depreciation expense, most of which is included in the Undergraduate segment Cost of Educational Services category, increased by $6.6 million from last year.

Although costs increased generally in support of increased enrollments and new operating locations in both the Undergraduate and the Graduate and Professional segments, the consolidated Cost of Educational Services increased at a rate substantially less than the rate of increase in tuition revenues. The lesser rate of cost growth is due almost entirely to the elimination of the cost of sales on books and supplies at the institute bookstores now managed by Follett. The Company now reports commission income in Other Educational Revenues with no corresponding cost of sales. Economies of scale, as enrollment increased at most existing operating locations, further contributed to the lower rate of cost increase.

Student Services and Administrative Expense increased by $25.9 million, or 18.3%, from last year. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending reflects marketing costs associated with generating higher student enrollments in the Company's educational programs for the terms that began in fiscal 2001 and for the summer term of fiscal 2002, which began in July. Generally, expenditures for new student recruitment occur in time periods that precede the time periods in which there is revenue generated by these new student enrollments.

Also, in response to the growing size and complexity of its educational program offerings, the Company began to design and develop a new student information system to better support the educational process and supporting activities. Information system development costs related to this project, and to other system support and improvement initiatives, have increased from last year. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. Indirect expenses related to the project, such as training and employee communications, are charged to expense as incurred. At the end of June, total capitalized costs were approximately

$2.4 million, while approximately $1.6 million of systems development costs
were charged to expense as incurred.   Amortization of capitalized system
development costs will begin in future periods as portions of the project become operational.

In the Undergraduate segment, the operating income margin for the year improved from 16.9% last year to 17.3% in the current fiscal year because of the effect of the outsourcing of certain low margin bookstore operations to Follett and because of economies of scale as increased enrollments were absorbed into the existing cost structure. Partially offsetting these gains was an approximately $0.5 million currency conversion loss with respect to DeVry Canada as the value of the Canadian dollar declined relative to the U.S. dollar during the year.

In the Graduate and Professional segment, operating margins increased from 17.9% in fiscal 2000 to 20.3% in fiscal 2001 because of increased enrollments at the Keller Graduate School and the January 2001 acquisition of Stalla Seminars CFA review program. Partially offsetting these gains were the effects on earnings of first year operating losses at the six new Keller Graduate School teaching centers opened during the year and an increase in amortization expense of approximately $0.2 million related to goodwill incurred in the acquisition of Stalla Seminars.

The Company's earnings from operations in fiscal 2001 - before interest and taxes - were a record $96.3 million, increasing by 21.2% from last year. Operating margins, which have steadily increased during each of the past several years, reached 17.0% this year, up from 16.2% last year. Contributing to the increase in margins has been the outsourcing of the low margin bookstore sales and operating economies from increased student enrollments.

Interest expense decreased by $1.0 million from last year as the Company operated through most of the year either debt free or with very low levels of debt despite record capital spending and the acquisition, for cash, of Stalla Seminars.

Taxes on income for the year were affected by a change in tax rates applicable to the Company's Canadian operations. During the fourth quarter, Canadian Customs and Revenue received Royal Assent to reduce federal and certain provincial income tax rates in future periods. The effect of this change in enacted tax rates through the end of the third quarter of the fiscal year was $634,000. Without the change in enacted tax rates, tax expense for the total year would have been reduced by $855,000. Further reduction in provincial enacted income tax rates are expected in future periods. The effect of these future expected reductions, had they been enacted in the fiscal year ended June 30, 2001, would have been to reduce the carrying value of the net deferred tax assets by an additional $369,000. The cumulative impact of these reductions will be reflected in the quarter(s) when the rates are enacted by Royal Assent.

Net income of $57.8 million, or $0.82 per share (diluted), was a record for any year, increasing by 20.9% from last year.


Fiscal Year Ended June 30, 2000, vs. Fiscal Year Ended June 30, 1999
--------------------------------------------------------------------
Fiscal 2000 was another year of record financial performance. Total consolidated revenues increased by $84.3 million, or 20.7%, compared to last year. Tuition revenues, which are the largest component of total revenues, increased by $75.4 million, or 20.5%, from last year.

Other Educational Revenues, composed primarily of the sale of books and supplies, including the Becker Conviser CPA Review course on CD-ROM and other CPA review study materials, and interest or payment deferral charges on students' outstanding receivable balances, increased by $8.6 million, or 23.6%, from last year because of the increased number of students attending the Company's educational programs.

Interest income on the Company's short-term investments of cash balances increased slightly to $1.5 million because of somewhat higher cash balances that were available for investment during most of the year.

Undergraduate segment revenues increased by 19.4% from last year. Fiscal 2000 marked the 10th consecutive year at DeVry Institutes in which cumulative total student enrollment for the three semesters during the year has increased, up 14.5% from the previous year. Enrollment increases at DeVry Institutes reflect the opening of a new campus in West Hills, California; continued enrollment increases in previously opened sites; and enrollments at Denver Technical College's two Colorado campuses, which were acquired in July 1999. Tuition revenue also increased because of tuition rate increases of approximately 6.2% at DeVry Institutes, which occurred in the spring semester of fiscal 1999 and were in effect for all of fiscal 2000. At DeVry Institutes, tuition increases have historically been implemented effective with the spring term that begins in March. In fiscal 2000, the timing of the tuition increase was realigned to become effective with the summer term, which corresponds with the beginning of a new financial aid year and is consistent with the pattern of DeVry Institutes' high school recruiting program. As a result, tuition revenues for the final four months of the fiscal year were almost $8 million lower than they would have been if the historical tuition increase pattern had applied.
The provision for tuition refunds, which has been restated as a deduction from tuition revenues rather than as a component of Cost of Educational Services, decreased slightly as a percentage of tuition revenue from fiscal 1999. This is believed to result from higher admission standards in the Undergraduate segment and increased academic support and student service quality initiatives that result in improved student retention and contribute to increased operating margins.

The DeVry Institutes have entered into an agreement with Follett Higher Education Group ("Follett") to manage several of the on-campus institute bookstores and also to provide Internet order capability to students at these campuses. The wider range of ancillary merchandise and experienced retail store management available from Follett should provide an improved level of service to DeVry Institute students. At fiscal year-end, Follett was managing four institute bookstores and began managing a fifth store in
July.   The institutes receive a commission from Follett based upon the level of sales at these campuses.  Responsibility for managing additional

DeVry Institute campus bookstores may be transferred to Follett in the future, reducing reported revenues but with no significant effect on net income.

In the Graduate and Professional segment, revenues increased by 30.0%. Enrollment increases occurred at both Keller Graduate School and Becker Conviser CPA Review. Enrollments were increased by the opening of five new Keller Graduate School teaching centers, enrollment growth at existing teaching centers and growth in enrollments at the Online Education Center. Also, an approximately 5% price increase was implemented at Keller Graduate School in September. In addition, the acquisition of Conviser Duffy CPA Review operations in July 1999 further added to the revenue growth in this segment, increasing enrollments in the CPA review courses to more than 30,000 per year while sales of the review course on CD-ROM also continued to grow.

In fiscal 2000, Cost of Educational Services increased by $47.8 million, or 21.5%, from last year. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore sales, other student education-related support activities and the cost of provisions for uncollectible student accounts.

Increases to the Undergraduate segment Cost of Educational Services include the acquisition of the Denver Technical College and its costs of operation. New operating locations, including DeVry Institute's West Hills, California, campus (opened in November 1999) typically incur expenses greater than their revenues during the first year of operation. Higher wage, benefit, supply, service and facility expenses associated with the growing number of students enrolled at the existing DeVry Institute locations also contributed to the higher costs. Assets employed in the Undergraduate segment increased by almost $44 million reflecting the acquisition of Denver Technical College and spending on expansion and improvement at the DeVry Institutes. As a result of the additions to facilities and equipment included in the increased assets employed, depreciation expense, most of which is included in Cost of Educational Services, increased by $5.2 million, or 35.7%, from the previous year.

Increases to the Graduate and Professional segment Cost of Educational Services include the July 1999 acquisition of Conviser Duffy CPA Review and its costs of operation. Costs also increased for the five new Keller Graduate School teaching centers opened during the year, where expenses typically, much like at new DeVry Institutes, are higher than revenues during the first year of operation.

Student Services and Administrative Expense increased by $20.4 million, or 16.8% from fiscal 1999. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending primarily reflects marketing costs associated with generating higher student enrollments in the Company's educational programs for the terms that began in fiscal 2000 and for the summer term of fiscal 2001, which began in July. Generally, expenditures for new student recruitment occur in time periods that precede the time periods in which there is revenue generated by these new student enrollments.

Administrative efforts and required remediation associated with correcting Y2K computer processing deficiencies were generally completed before the start of the calendar year. Subsequent to the start of the year, only minor modifications were required and there was no measurable adverse effect on the Company's operations. Incremental spending on Y2K-related issues was charged to expense as incurred and was not material relative to overall revenues or expenses.

Undergraduate segment Student Services and Administrative Expense increased because of the marketing and administrative expenses associated with the acquisition of Denver Technical College. Additional marketing costs were also incurred for the new DeVry Institute in Tinley Park, Illinois, opened in July 2000, and for the new DeVry Institute in Orlando, Florida, scheduled to open in November 2000. All marketing costs are expensed as incurred, and the level of spending reflects efforts toward new student enrollment, revenues from which will not be recognized until future periods. Amortization expense of intangible assets, primarily resulting from goodwill created by purchase accounting, is included in the Student Services and Administrative Expense category. The increase from last year of approximately $1.0 million is the result of amortization related to goodwill incurred in the acquisition of Denver Technical College.

In the Graduate and Professional segment, Student Services and Administrative Expense increased because of the marketing and administrative expenses associated with the acquisition of Conviser Duffy CPA Review. As the year progressed, economies were achieved from the combination of their operations into the Becker CPA Review operation. Also, costs associated with the five new Keller teaching centers opened during the year further contributed to the increased spending. Assets employed in the Graduate and Professional segment increased by almost $22 million largely as a result of the acquisition of Conviser Duffy CPA Review. Amortization expense increased by approximately $0.8 million from last year as the result of additional amortization related to goodwill incurred in that acquisition.

In the Undergraduate segment, operating margins increased slightly from 16.8% in fiscal 1999 to 16.9% in fiscal 2000 as the benefits from economies of scale fully offset the added costs related to expansion. In the Graduate and Professional segment, operating margins increased from 12.5% in fiscal 1999 to 17.9% in fiscal 2000. Enrollment growth at Keller Graduate School and the acquisition and integration of Conviser Duffy into the Becker operations contributed to the high rate of margin increase.

The Company's earnings from operations in fiscal 2000 - before interest and taxes - were a record $79.5 million, increasing more than 25% from the previous year. Operating margins, which have increased steadily in each of the past several years, increased again, to 16.2% in fiscal 2000, up from

15.6% and 15.1% in fiscal 1999 and 1998, respectively. Although depreciation and amortization charges have both increased at a rate greater than the increase in tuition revenues, operating margins have continued to increase because of higher new student enrollments, improved student retention, greater facility utilization, continued operating improvement
and cost controls.   Operating margins were further enhanced by synergies
and operating economies from the two acquisitions at the start of the year, particularly the acquisition of Conviser Duffy, whose operations were being integrated into Becker CPA Review.

Interest Expense increased by $1.1 million from the prior year, as debt was incurred in July to fund the Company's two acquisitions, which were both made for cash. By year-end, all borrowings had been fully repaid.

Net income of $47.8 million, or $0.68 per share (diluted), was a record for any year, increasing by more than 23% from fiscal 1999.


Liquidity and Capital Resources
-------------------------------
The Company's primary source of liquidity is the cash received from student payments for tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid under various federal, state and provincial loan and grant programs; and student and family resources.

The pattern of cash receipts is somewhat cyclical. The level of accounts receivable from which cash payments are collected reaches a peak immediately after the billing of tuition, books and fees. In the Undergraduate segment, this occurs at the beginning of each semester, which begin in July, November and March. Collections of these receivables are heaviest in the first two months of the term. Collections during this period exceed payments for operating expenses applicable to that period and generally provide sufficient cash flow for the balance of the semester's operations. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the spring semester and the end of a financial-aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. In the Graduate and Professional segment, both Keller Graduate School and Becker Professional Review experience similar cyclical patterns in cash receipts and disbursements but based upon their respective academic term cycle.

At June 30, 2001, total Company accounts receivable, net of related reserves, were approximately $25.7 million. Included in this receivable is an increase in receivables owed by the higher number of students enrolled in the Company's academic programs and an increase in the average level of receivable per student compared to last year, resulting from higher term tuition charges and an increase to Company provided interim student financing under DeVry Institute's EDUCARD program and deferred payment plans at Keller Graduate School. Reserves for uncollectible accounts have been increased proportionally to reflect the higher level of risk associated with the higher student receivable balances. To help reduce the level of Company provided student financing, several DeVry Institutes participate in a supplementary loan program with funding from private lenders. This program, with limited Company default risk sharing, is aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education.

At year-end, there was no net balance in accounts receivable that was owed to the Company by the various federal student financial aid programs administered by the Department of Education and state agencies. At June 30, 2000, such balances included in accounts receivable totaled $6.1 million. Similar receivables have occurred at other times in the past and can occur again.

The Company is highly dependent upon the timely receipt of financial aid funds in both its U.S. and Canadian operations. The Company estimates that historically, approximately 70% of its Undergraduate segment's tuition, bookstore and fee revenues have been financed by government-provided financial aid to students. More recently, Keller Graduate School students have begun to make increased use of student loan offerings that now represent over 30% of Keller's revenues. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained.

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

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from the U.S. Department of Education is maintained in restricted bank accounts. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or, in a limited number of instances, just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and these funds then become available for use in current operations. This process generally occurs within the period of the academic term for which such funds were authorized, with no term being more than 16 weeks in length. At June 30, 2001, cash in the amount of $20.5 million was held in restricted bank accounts, in part, to provide funds for the disbursements completed in the latter part of the just completed undergraduate spring term, and in part, to provide funds in anticipation of financial aid disbursements which occur at the start of DeVry Institutes' and Keller Graduate School's summer term. At June 30, 2000, cash in restricted bank accounts equaled $19.4 million.

Cash generated from operations in fiscal 2001 reached a record $85.2 million, increasing more than 17% from last year. Higher earnings, and the increased non-cash source of depreciation included in these earnings, accounted for the increased cash flow.

Capital expenditures in fiscal 2001 reached a new record of $74.6 million. In just the past three years, the Company has invested over $160 million for expansion and facility improvements, replacement and improvement of school laboratories, and for teaching and administrative equipment. Contributing to the record capital expenditures was spending for the fiscal 2001 opening of new DeVry Institutes in Tinley Park, Illinois, and Orlando, Florida. Renovation and expansion continued at the New York and Columbus,
Ohio, institutes.   Spending was nearly completed during the year in
preparation for the July 2001 opening of the DeVry Institute in Seattle, Washington, and spending was initiated for the expected November 2001 opening of the new DeVry Institute in Crystal City, Virginia.
In addition to record capital expenditures, in January 2001, the Company acquired, for $8.6 million of cash, the assets and operations of Stalla Seminars, a leading provider of Chartered Financial Analyst exam review courses and study materials.

For fiscal 2002, capital expenditures are expected to remain at historically high levels, equal to and possibly exceeding the spending levels in fiscal 2001, as the Company continues its expansion and improvement program in both the Undergraduate and the Graduate and Professional segments. New operating locations, changing and improving both operating and instructional technology and maintaining existing facilities are integral parts of the Company's operating plan and are expected to require a continuing substantial capital investment in the coming years.

In October 2000, the Company and its banks amended the revolving loan agreement; extending its term to February 2003, and modifying two of the financial debt covenants. At fiscal 2001 year-end, there were no borrowings under the revolving loan agreement except for approximately $0.9 million in outstanding letters of credit.

In July 2001, the Company borrowed $35 million under its $85 million revolving line of credit to meet cyclical needs prior to the cash inflows associated with the start of DeVry Institutes's summer term, to finance the purchase of land for a future DeVry Institute site in Houston Texas, and to purchase the DeVry Institute campus in Pomona, California, which had been occupied under a lease. Repayment of a portion of these borrowings began in August from the normal inflow of summer term cash receipts. Future borrowings and/or repayments will be based on the Company's cyclical cash flow cycle and amounts required for capital spending and possible future acquisitions.

In August 2001, the Company's banks waived the level of capital expenditures for fiscal 2001 that exceeded the financial covenant limit of $70 million. The Company and its banks are discussing further amendments to the revolving loan agreement to extend its term, increase or remove the capital expenditure limit and modify other covenants as necessary to permit increased flexibility of Company operations.

The Company's interest rate on bank borrowings is a floating rate of prime or LIBOR plus 0.35%, at the Company's option, and will remain at that level based on continued achievement of certain financial ratios. Interest rates are adjustable quarterly, based upon these financial ratios. At the present time, the Company does not have an interest rate swap or other form of protection against increases in the floating rate but does fix the interval of interest rate adjustments on most of its borrowings for periods of up to three months to eliminate some of the possible variability in rates. The Company periodically evaluates its need for interest rate protection in light of projected changes in interest rates and projected borrowing levels.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility will be sufficient to fund its current operations and growth plans for the foreseeable future.


EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 and 142, entitled "Business Combinations" ("FAS 141") and "Goodwill and Other Intangible Assets" ("FAS 142"), respectively.

FAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001, and eliminates use of the pooling-of-interests method of accounting for business combinations. To-date, all of the Company's acquisitions have been accounted for using the purchase method of accounting. FAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements.

FAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. This accounting standard provides that goodwill arising from a business combination will no longer be amortized and charged to expense over time. Instead, the goodwill must periodically be tested for impairment. If the fair value of the related reporting unit is less than its carrying amount, an impairment loss is recognized.

As permitted by FAS 142, the Company intends to adopt this standard effective with the start of its new fiscal year, beginning July 1, 2001. Before the issuance of its first quarter financial statements, the Company must complete an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and report them appropriately. Intangible assets with indefinite lives will not be subject to amortization, but will instead be periodically reviewed for impairment. Intangible assets with finite lives will continue to be subject to amortization over their expected useful lives. Additionally, the Company will determine the appropriate reporting units and allocate assets, liabilities and goodwill to each of these units as required.
Within six months of adoption, the Company must complete a valuation of the goodwill in each reporting unit to determine if there has been any impairment. The Company is currently in the process of performing the necessary assessments and allocations and has not yet determined the effect on earnings, if any, from potential transition adjustments. Currently, the Company incurs amortization expense related to goodwill and certain indefinite lived intangible assets of more than $3.0 million per year that is expected to be discontinued upon adoption of FAS 142. Under current tax regulations, the Company's goodwill is amortizable and deductible for income tax purposes.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The following financial and supplemental schedule statements of the Company and its subsidiaries are included below on pages 82 through 108 of this report:

                                                            10K
                                                        Report Page
                                                        -----------
Consolidated Balance Sheets at
June 30, 2001 and 2000                                     82-83

Consolidated Statements of Income for the
years ended June 30, 2001, 2000 and 1999                      84

Consolidated Statements of Cash Flows for
the years ended June 30, 2001, 2000 and 1999                  85

Consolidated Statements of Shareholders'
Equity for the years ended June 30, 2001,
2000 and 1999                                                 86

Notes to Consolidated Financial Statements                87-106


Schedule II.  - Valuation and Qualifying Accounts            107

Report of Independent Accountants                            108



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


                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                         June 30,
                                                     2001        2000
                                                   --------    --------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                    $ 29,213    $ 25,851
      Restricted Cash                                20,484      19,395
      Accounts Receivable, Net                       25,664      25,362
      Inventories                                     4,899       6,371
      Deferred Income Taxes                           5,221       3,526
      Prepaid Expenses and Other                      3,146       1,459
                                                    -------     -------
         Total Current Assets                        88,627      81,964
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           42,583      38,516
      Buildings                                     122,433     101,689
      Equipment                                     145,056     113,586
      Construction In Progress                       20,808       6,403
                                                    -------     -------
                                                    330,880     260,194

      Accumulated Depreciation                     (125,796)   (101,393)
                                                    -------     -------
         Land, Buildings and Equipment, Net         205,084     158,801
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         78,852      74,134
      Deferred Income Taxes                           4,658       2,032
      Perkins Program Fund, Net                       9,753       8,316
      Other Assets                                    4,701       1,832
                                                    -------     -------
         Total Other Assets                          97,964      86,314
                                                    -------     -------
   TOTAL ASSETS                                    $391,675    $327,079
                                                    =======     =======


The accompanying notes are an integral part of these consolidated financial statements.



                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                         June 30,
                                                     2001        2000
                                                   --------    --------
LIABILITIES:

   Current Liabilities:

      Accounts Payable                             $ 34,573    $ 31,827
      Accrued Salaries, Wages and Benefits           23,782      24,715
      Accrued Expenses                               10,891       7,041
      Advance Tuition Payments                       14,179      15,507
      Deferred Tuition Revenue                       10,957      10,095
                                                    -------     -------
         Total Current Liabilities                   94,382      89,185
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                      -           -
      Deferred Rent and Other                        12,622      12,755
                                                    -------     -------
         Total Other Liabilities                     12,622      12,755
                                                    -------     -------
   TOTAL LIABILITIES                                107,004     101,940
                                                    -------     -------
COMMITMENTS & CONTINGENCIES  (Note 8)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 Par Value, 200,000,000
      Shares Authorized,69,755,491 and
      69,642,087 shares Outstanding
      at June 30, 2001 and 2000, Respectively           698         697
   Additional Paid-in Capital                        64,481      63,012
   Retained Earnings                                218,772     160,996
   Accumulated Other Comprehensive Income               720         434
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       284,671     225,139
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $391,675    $327,079
                                                    =======     =======


The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                  CONSOLIDATED  STATEMENTS  OF  INCOME
           (Dollars in Thousands Except for Per Share Amounts)


                                               For The Year Ended
                                                    June 30,
                                       --------------------------------
                                         2001        2000        1999
                                       --------    --------    --------
REVENUES:

   Tuition                             $523,995    $443,859    $368,487
   Other Educational                     43,012      45,238      36,614
   Interest                               1,170       1,492       1,220
                                        -------     -------     -------
      Total Revenues                    568,177     490,589     406,321
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         304,532     269,663     221,856
   Student Services and
    Administrative Expense              167,330     141,443     121,055
   Interest Expense                         400       1,409         300
                                        -------     -------     -------
      Total Costs and Expenses          472,262     412,515     343,211
                                        -------     -------     -------
Income Before Income Taxes               95,915      78,074      63,110

Effect of Canadian Tax Rate Change
   on Income Tax Provision                  634           -           -
Income Tax Provision                     37,505      30,293      24,280
                                        -------     -------     -------
NET INCOME                             $ 57,776    $ 47,781    $ 38,830
                                        =======     =======     =======

EARNINGS PER COMMON SHARE
      Basic                               $0.83       $0.69       $0.56
                                           ====        ====        ====
      Diluted                             $0.82       $0.68       $0.55
                                           ====        ====        ====


The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in Thousands)


                                                 For The Year Ended June 30,
                                                 ---------------------------
                                                    2001     2000     1999
                                                  -------- -------- -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $57,776  $47,781  $38,830
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                  28,132   21,545   16,109
     Amortization                                   3,904    3,706    1,675
     Provision for Refunds and
      Uncollectible Accounts                       29,663   24,186   20,284
     Deferred Income Taxes                         (4,321)  (3,159)  (4,461)
     Loss on Disposals and Adjustments to Land,
      Buildings and Equipment                         137       33       52
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                           (1,089)   1,516   (3,891)
         Accounts Receivable                      (29,719) (34,641) (22,378)
         Inventories                                1,492      304   (1,250)
         Prepaid Expenses And Other                (1,687)     (17)   1,342
         Perkins Program Fund Contribution
          and Other                                (4,755)    (695)     392
         Accounts Payable                           2,746      451    4,887
         Accrued Salaries, Wages,
          Expenses and Benefits                     3,405    4,703      887
         Advance Tuition Payments                  (1,328)   2,079    2,777
         Deferred Tuition Revenue                     862    4,950     (688)
                                                   ------   ------   ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        85,218   72,742   54,567
                                                   ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                            (74,552) (40,797) (44,819)
  Payments for Purchases of Businesses, Net
     of Cash Acquired                              (8,572) (38,587)       -
                                                   ------   ------   ------
  NET CASH USED IN INVESTING ACTIVITIES           (83,124) (79,384) (44,819)
                                                   ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options             982      659      341
  Proceeds from Revolving Credit Facility          24,000   40,000        -
  Repayments Under Revolving Credit Facility      (24,000) (40,000) (10,000)
                                                   ------   ------   ------
  NET CASH PROVIDED BY (USED IN)
     FINANCING ACTIVITIES                             982      659   (9,659)

Effects of Exchange Rate Differences                  286      (14)    (122)
                                                   ------   ------   ------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       3,362   (5,997)     (33)

Cash and Cash Equivalents at Beginning
 of Year                                           25,851   31,848   31,881
                                                   ------   ------   ------
Cash and Cash Equivalents at End of Year          $29,213  $25,851  $31,848
                                                   ======   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                      $324   $1,545     $298
  Income Taxes Paid During the Year, Net           38,859   31,590   27,243


The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (Dollars in Thousands)


                            Common Stock
                         ------------------             Accumulated
                                 Additional                Other
                          Amount   Paid-in   Retained  Comprehensive
                         $.01 Par  Capital   Earnings     Income      Total
                         ------------------  --------  ------------- -------
Balance at June 30, 1998    $693    $60,608  $ 74,385         $570  $136,256
Comprehensive Income:
   Net Income in 1999                          38,830                 38,830
   Foreign Currency
      Translation                                             (122)     (122)
                                                                     -------
Comprehensive Income                                                  38,708
                                                                     -------
Proceeds from exercise
   of stock options            1        340                              341
                         ---------------------------------------------------
Balance at June 30, 1999     694     60,948   113,215          448   175,305

Comprehensive Income:
   Net Income in 2000                          47,781                 47,781
   Foreign Currency
      Translation                                              (14)      (14)
                                                                     -------
Comprehensive Income                                                  47,767
                                                                     -------
Proceeds from exercise
   of stock options            3        656                              659

Tax benefit from exercise
   of stock options                   1,408                            1,408
                         ----------------------------------------------------
Balance at June 30, 2000     697     63,012   160,996          434   225,139

Comprehensive Income:
   Net Income in 2001                          57,776                 57,776
   Foreign Currency
      Translation                                              286       286
                                                                     -------
Comprehensive Income                                                  58,062
                                                                     -------
Proceeds from exercise
   of stock options            1        981                              982

Tax benefit from exercise
   of stock options                     488                              488
                         ---------------------------------------------------
Balance at June 30, 2001    $698    $64,481  $218,772         $720  $284,671
                         ===================================================



The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
              Notes to Consolidated Financial Statements




NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
--------------------
DeVry Inc. (the Company), through its wholly owned subsidiaries, including DeVry University, operates an international system of degree-granting, career-oriented higher education schools and a leading international training firm. DeVry University is one of the largest regionally accredited higher education systems in North America. Its DeVry Institutes award associate and bachelor's degrees in electronics, computer information systems, business administration, accounting, technical management and telecommunications management. The DeVry Institutes are located on 18 campuses in the United States and three campuses in Canada. A 19th U.S. campus opened in July 2001 and a 20th is scheduled to open in November 2001. Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management and telecommunications management. Keller Graduate School classes are offered at 42 locations in the United States, including the Online Education Center. Several additional locations are scheduled to open in fiscal 2002. Becker Conviser Professional Review (Becker Conviser) is the leading international training firm preparing students to pass the Certified Public Accountant (CPA), Certified Management Accountant
(CMA) and Chartered Financial Analyst (CFA) examinations. Currently, the CPA exam review Course is offered at approximately 300 locations worldwide.


Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Becker Conviser accounts are consolidated based on an April 30 fiscal year end, which is its natural year end based on its business cycle. There were no events occurring at Becker Conviser during the intervening period through June 30 that materially affected the financial position or results of operations of the Company. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

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

Revenue Recognition
-------------------
Tuition revenue is recognized ratably on a straight line basis over the applicable academic term. The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight line fashion as revenue to most appropriately match the tuition revenue in that term.

Estimates of the Company's expected exposure to uncollectible accounts and refunds are determined at the onset of each academic term based upon actual experience in previous terms and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentages of tuition are refunded to the

Revenue Recognition, continued
------------------------------
student or the appropriate funding source. All refunds issued are charged fully to refund expense during the applicable academic term. Related reserves are $12,364,000 and $9,352,000 at June 30, 2001 and June 30, 2000,
respectively.

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

In the fourth quarter, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements" and associated guidance. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment). Additionally, tuition refunds, which were previously reported as a Cost of Educational Services, are now classified as a reduction in net revenue, with prior period information restated to conform to this classification. In accordance with SAB 101, the Company deferred approximately $700,000 of enrollment fees as of July 1, 2000. This deferred revenue is recognized in subsequent periods as student services are provided. Additionally, as permitted by SAB 101, the Company elected to defer certain direct costs of activities associated with these fees, limited to the extent of the revenue deferral as of July 1, 2000. These costs are subsequently amortized over the periods in which student services are provided. As deferred revenue and equivalent deferred costs are recorded as of July 1, 2000, reported net income and cash flows are not affected by the adjustments required to adopt the guidance of SAB 101. At June 30, 2001, the Company has approximately $700,000 of deferred revenue and an equivalent amount deferred costs recorded associated with these fees.

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

At each balance sheet date, the Company evaluates the realizability of goodwill and other long-lived assets based upon the expectations of the operating results for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that there is no impairment of goodwill or other intangible assets at June 30, 2001 and 2000.

The Company expenses all new school opening costs as incurred.

Perkins Program Fund
--------------------
The Company is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values, net of allowances for losses on loan collections, of $2,592,000 and $2,346,000 at June 30, 2001 and 2000,
respectively. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan program do not belong to the Company and are not recorded on the Company's financial statements. Upon termination of the program by the federal government or withdrawal from future participation by the Company, subsequent student loan repayments would be divided between the federal government and the Company in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs which are amortized using the straight line method over the estimated lives of the software not to exceed 5 years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose.

Fair Value of Financial Instruments
-----------------------------------
The carrying amount reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments.

Foreign Currency Translation
----------------------------
The financial position and results of operations of the Company's foreign subsidiary are measured using the local currencies as the functional currencies. Assets and liabilities of the foreign subsidiary and other foreign operations are translated to U.S.dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders' Equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended June 30, 2001, 2000 and 1999, were not material.

Income Taxes
------------
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,704,000, 69,525,000 and 69,361,000 in 2001, 2000 and
1999, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,662,000, 70,390,000 and 70,454,000 in 2001, 2000 and
1999, respectively.

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

Stock-based Compensation
------------------------
The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"),for the years ended June 30, 2001, 2000 and 1999, in Note 7.

Comprehensive Income
--------------------
The Company's only item that meets the definition for adjustment to arrive at comprehensive income is the change in cumulative translation adjustment. Changes in cumulative translation adjustment are included in the Consolidated Statements of Shareholders' Equity.

Recent Accounting Pronouncements
--------------------------------
In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 and 142, entitled "Business Combinations" ("FAS 141") and "Goodwill and Other Intangible Assets"
("FAS 142"), respectively.

FAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates use of the pooling-of-interests method of accounting for business combinations. All of the Company's acquisitions to-date have been accounted for using the purchase

Recent Accounting Pronouncements, continued
--------------------------------
method of accounting. FAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements.

FAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. This accounting standard provides that goodwill arising from a business combination will no longer be amortized and charged to expense over time. Instead, goodwill must be periodically tested for impairment. If the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized in an amount equal to that excess.

As permitted by FAS 142, the Company intends to adopt this standard effective with the start of its new fiscal year, beginning July 1, 2001. Before the issuance of its first quarter financial statements, the Company must complete an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and report them appropriately. Intangible assets with indefinite lives will not be subject to amortization, but will instead be periodically reviewed for impairment. Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets. Within six months of adoption, the Company must complete a valuation of the goodwill to determine if there is an impairment. Based upon the Company's preliminary analysis, it does not appear that there will be any impairment in the value of the Company's goodwill.
The Company expects the cessation of amortization related to goodwill and certain identifiable intangible assets with infinite lives to increase its pre-tax earnings by more than $3.0 million per year.

Reclassifications
-----------------
Certain previously reported amounts have been classified to conform to current presentation format. This includes tuition refunds, which were previously reported as a Cost of Educational Services and are now classified as a reduction in net revenue.


NOTE 2: ACQUISITIONS

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

On July 1, 1999, the Company acquired substantially all of the tangible operating assets, trademarks and trade names and assumed certain liabilities of the Denver Technical College ("DTC"). These assets were purchased, for approximately $25.6 million in cash, from Educational Development Corporation and its stockholders. On this same date, the Company acquired certain land and buildings used by DTC from Niagara Limited Partnership for cash. DTC is one of the largest technical colleges in Colorado. The college offers undergraduate programs in electronics, computer technology and business at campuses in Denver and Colorado Springs.

On July 2, 1999, Becker CPA Review acquired certain tangible operating assets, trademarks and trade names of Conviser Duffy CPA Review Course ("Conviser Duffy"). These assets were purchased, for approximately $13.0 million in cash, from a unit of Harcourt General, Inc. Conviser Duffy is a nationally known training firm preparing students to pass the CPA exam.

Funding for the DTC and Conviser Duffy acquisitions was obtained through borrowings under the Company's revolving credit facility (Note 5).

The acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any residual purchase price allocated to goodwill. The intangible assets are being amortized using the straight line method over periods of six to 25 years for financial reporting purposes and are being deducted for tax reporting purposes over statutory lives. The purchase price allocation for Stalla will be finalized in the first quarter of fiscal 2002. The Company's intended early adoption of SFAS 142 will affect the amortization of these assets for financial reporting purposes beginning in fiscal year 2002 (Note 1-Recent Accounting Pronouncements).
The results of DTC and Conviser Duffy for the full year have been included In the Company's Statement of Income for the year ended June 30, 2000.

Pro forma information for the year ended June 30, 2000, is not provided, as the acquisitions occurred in close proximity to the beginning of the year. Pro forma information for the year ended June 30, 1999, is not provided because there is no significant effect on the Company's consolidated results of operations and financial position.

NOTE 3: INTANGIBLE  ASSETS

Intangible assets that were not yet fully amortized at June 30 consist of the following:
                                             2001            2000
                                           ---------       ---------
Trademarks                               $ 2,521,000     $ 2,521,000
License and Non-compete Agreements         3,100,000       3,100,000
Trade Names                               17,465,000      17,465,000
Intellectual Property                     17,425,000      17,425,000
Goodwill and Other                        51,140,000      42,588,000
                                          91,651,000      83,099,000
                                          ----------      ----------
Accumulated Amortization                 (12,799,000)     (8,965,000)
                                          ----------      ----------
                                         $78,852,000     $74,134,000
                                          ==========      ==========

NOTE 4: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                       For the Year Ended June 30,
                                ---------------------------------------
                                    2001          2000          1999
                                -----------    ----------    ----------
    U.S.                       $100,064,000   $81,953,000   $69,973,000
    Foreign                      (4,149,000)   (3,879,000)   (6,863,000)
                                -----------    ----------    ----------
    Total                      $ 95,915,000   $78,074,000   $63,110,000
                                ===========    ==========    ==========

The net income tax provisions (benefits) related to the above results are as follows:
                                        For the Year Ended June 30,
                                 --------------------------------------
                                    2001          2000          1999
                                 ----------    ----------    ----------
Current Tax Provision:
    U.S. Federal                $35,560,000   $28,062,000   $24,134,000
    State and Local               6,900,000     5,390,000     4,607,000
                                 ----------    ----------    ----------
       Total Current             42,460,000    33,452,000    28,741,000
Deferred Tax Provision:
    U.S. Federal                 (2,493,000)     (878,000)   (1,431,000)
    State and Local              (1,558,000)     (841,000)   (1,769,000)
    Foreign                      (1,125,000)   (1,440,000)   (1,261,000)
                                 ----------    -----------   ----------
       Total Deferred            (4,321,000)   (3,159,000)   (4,461,000)
                                 ----------    ----------    ----------
Net Income Tax Provision        $38,139,000   $30,293,000   $24,280,000
                                 ==========    ==========    ==========

The income tax provisions differ from those computed using the statutory United States federal rate as a result of the following items:


                                     For the Year Ended June 30,
                      ---------------------------------------------------------
                            2001                2000                1999
                      ---------------------------------------------------------
Income Tax at
  Statutory Rates    $33,570,000  35.0%  $27,326,000  35.0%  $22,089,000  35.0%
Higher Rates on
  Foreign Operations     532,000    .6%     (191,000) (0.2%)    (318,000) (0.5%)

State Income Taxes     3,334,000   3.5%    2,835,000   3.6%    2,372,000   3.8%

Other                    703,000   0.7%      323,000   0.4%      137,000   0.2%
                      ---------------------------------------------------------
Income Tax Provision $38,139,000  39.8%  $30,293,000  38.8%  $24,280,000  38.5%
                      =========================================================

Deferred income tax assets (liabilities) result primarily from the recognition of the tax benefits of net operating loss carryforwards and from temporary differences in the recognition of various expenses for tax and financial statement purposes. These assets and liabilities are composed of the following:

                                       For the Year Ended June 30,
                                 --------------------------------------
                                    2001          2000          1999
                                 ----------     ---------     ---------
Loss Carryforwards              $ 6,155,000    $5,885,000    $4,427,000
Employee Benefits                 3,220,000     2,795,000     2,388,000
Receivable Reserves and
 Other                            4,779,000     3,186,000     2,148,000
                                 ----------     ---------     ---------
Gross Deferred Tax Assets        14,154,000    11,866,000     8,963,000

Depreciation and Other            2,138,000    (2,957,000)   (3,290,000)
Amortization                     (6,413,000)   (3,351,000)   (3,274,000)
                                 ----------     ---------     ---------
Gross Deferred Tax
 Liabilities                     (4,275,000)   (6,308,000)   (6,564,000)
                                 ----------     ---------     ---------
Net Deferred Taxes              $ 9,879,000    $5,558,000    $2,399,000
                                 ==========     =========     =========

Based on the Company's expectations for future operating earnings, management believes that, more likely than not, operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets.

During the Company's fourth quarter, Canadian Customs and Revenue received Royal Assent to reduce federal and certain provincial income tax rates in future periods. The effect of this change in enacted rates was to reduce the value of the Company's net deferred tax assets as recorded at March 31, 2001 by $634,000. Further reduction in provincial enacted income tax rates are expected in future periods. The effect of these future expected reductions, had they been enacted in the fiscal year ended June 30, 2001, would have been to reduce the carrying value of the deferred tax assets and the tax benefit recorded by an additional $369,000. The cumulative impact of these reductions will be reflected in the quarter(s) when the rates are enacted by Royal Assent.


Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:

                                       For the Year Ended June 30,
                                  -------------------------------------
                                    2001          2000          1999
                                  ---------     ---------     ---------
Recognition of Operating
  Loss Carryforwards              ($270,000)  ($1,271,000)  ($2,951,000)
Excess (Tax) Book
  Depreciation and
  Amortization                   (2,033,000)     (443,000)   (1,241,000)
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes        (2,018,000)   (1,445,000)     (269,000)
                                  ---------     ---------     ---------
Deferred Tax Provision          ($4,321,000)  ($3,159,000)  ($4,461,000)
                                  =========     =========     =========

The Company has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2008.


NOTE 5: REVOLVING  LOAN  AGREEMENT

All of the Company's borrowings and letters of credit under its revolving loan agreement are through DeVry University. This agreement consists of a revolving credit facility in an aggregate amount not to exceed $85,000,000.
The agreement was amended in May 1999 to extend its term. The agreement was also amended in November 1999, removing certain restrictions on future acquisitions. The agreement was amended again in October 2000 to extend its term and adjust certain financial covenants. All borrowings and letters of credit under the revolving loan agreement mature in February 2003, and no installment payments are required. There were no outstanding borrowings under the revolving loan agreement at June 30, 2001 and June 30, 2000. Letters of credit outstanding at June 30, 2001 were $902,000. As of June 30, 2000 there were no letters of credit outstanding under this agreement. As of June 30, 2001, outstanding borrowings under the revolving loan agreement bear interest, payable quarterly, at either the prime rate or a Eurodollar rate plus 0.35%, at the option of the Company. Outstanding letters of credit under the revolving loan agreement are charged an annual fee equal to 0.35% of the undrawn face amount of the letter of credit, payable quarterly. Both interest rate and letter of credit fees are adjustable quarterly, based upon the Company's achievement of certain financial ratios.


The Company's revolving line of credit agreement contains a covenant limiting the amount of capital expenditures the Company and its subsidiaries may make in any fiscal year. The Company exceeded this limitation in fiscal 2001, creating an Event of Default as defined by the loan agreement. In August 2001, the lenders waived this default for fiscal year 2001.

The bank financing agreement contains certain other covenants that, among other things, require maintenance of certain financial ratios as defined in the agreement. None of these covenants negatively impacts the Company's liquidity or capital resources.

In July 2001, the Company borrowed $35 million under its revolving line of credit to meet cyclical needs prior to the cash inflows associated with the start of DeVry Institutes' summer term, to finance the purchase of land for a future DeVry Institute site in Houston Texas and to purchase the DeVry Institute campus in Pomona, California, which had been occupied under a lease.


NOTE 6: EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan

All employees who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Matching contributions under the plan were approximately $2,096,000, $1,709,000 and $1,275,000 in 2001, 2000 and 1999, respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $4,350,000, $3,257,000 and $3,210,000 in 2001, 2000
and 1999, respectively.

Employee Stock Purchase Plan

Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2001, 2000 and 1999.


NOTE 7: SHAREHOLDERS' EQUITY

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

At June 30, 2001, 3,696,867 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

Stock Option Plans, continued
------------------
A summary of activity under the stock option plans is as follows:

                                                       Options Outstanding
                                                     ------------------------
                                                                     Weighted
                                            Shares                    Average
                                          Available     Number       Exercise
                                          for Grant  Outstanding        Price
                                          ---------  -----------     --------
Balance at June 30, 1998                  1,114,392    1,571,988        $7.30
 Options Granted                           (607,448)     607,448       $21.33
 Options Exercised                               -      (116,895)       $4.56
 Options Canceled                            70,335      (70,335)       16.38
                                          ---------    ---------        -----
Balance at June 30, 1999                    577,279    1,992,206       $11.42
 Options Authorized                       1,500,000            -            -
 Options Granted                           (237,500)     237,500       $21.44
 Options Exercised                               -      (245,529)       $4.20
 Options Canceled                            39,969      (39,969)      $19.75
                                          ---------    ---------        -----
Balance at June 30, 2000                  1,879,748    1,944,208       $13.05
 Options Granted                           (312,350)     312,350       $32.37
 Options Exercised                               -      (118,099)       $9.68
 Options Canceled                            30,174      (30,174)      $20.08
 Options Expired                             (8,990)           -            -
                                          ---------    ---------        -----
Balance at June 30, 2001                  1,588,582    2,108,285       $16.31
                                          =========    =========        =====

A summary of outstanding and exercisable stock options as of June 30, 2001, is as follows:

                         Options Outstanding              Options Exercisable
                  ----------------------------------    ----------------------
                               Weighted
                                Average     Weighted                  Weighted
   Range of                    Remaining     Average                   Average
   Exercise       Number of   Contractual   Exercise    Number of     Exercise
    Prices          Shares        Life        Price      Shares         Price
 -----------------------------------------------------------------------------
  $1.66- 3.69      402,100         2.78       $3.29      402,100         $3.29

  $5.06-11.53      401,564         4.75       $9.09      352,084         $8.76

 $12.63-19.81      275,638         6.16      $14.40      180,498        $14.25

 $20.75-28.88      718,383         7.42      $21.42      233,028        $21.45

 $29.94-38.81      310,600         9.19      $32.38          250        $29.94
                 -------------------------------------------------------------
  $1.66-38.81    2,108,285         6.13      $16.31    1,167,960        $10.26
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

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 2001, 2000 and 1999 was $16.04, $12.27 and $9.98 per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                   2001        2000        1999
                                  ------      ------      ------
 Expected Life (in Years)          7.00        7.00        5.90
 Expected Volatility              50.30%      46.40%      39.70%
 Risk-free Interest Rate           6.03%       6.17%       5.46%


Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 2001, 2000 and 1999 (dollars in thousands except for per share amounts):

                                      2001         2000         1999
                                     -------     -------      -------
 Net Income as Reported              $57,776      $47,781      $38,830
 Pro Forma Net Income                $55,822      $46,211      $37,569

 Diluted Earnings Per Common Share
    as Reported                        $0.82        $0.68        $0.55
 Pro Forma Diluted Earnings
    Per Common Share                   $0.79        $0.66        $0.53

Pro Forma Disclosure, continued
--------------------
The pro forma effect on net income and earnings per common share for 2001, 2000 and 1999 is not necessarily representative of the pro forma effect on net income in future years because it is not required to take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.


NOTE 8:  COMMITMENTS AND CONTINGENCIES

The DeVry Institutes, Keller Graduate School and Becker Conviser lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2001, are as follows:

         Year Ended
         June 30,                       Amount
         ----------                  ------------
           2002                       $26,300,000
           2003                        27,670,000
           2004                        25,630,000
           2005                        23,240,000
           2006                        21,810,000
          Thereafter                  150,240,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2001, 2000 and 1999, were $31,940,000, $24,290,000 and $20,690,000, respectively.

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

NOTE 9:  SEGMENT INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS 131") effective with the year ended June 30, 1999. SFAS 131 establishes standards for the way that public business enterprises report certain information about operating segments in the financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in assessing performance of the segment and in deciding how to allocate resources to an individual segment. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail in Note 1 under "Nature of Operations". The Company presents two reportable segments: the undergraduate operations (Undergraduate) and graduate and professional examination review operations including Keller Graduate School of Management and Becker Conviser Professional Review(Graduate and Professional).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies.

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

Following is a tabulation of business segment information for each of the years ended June 30, 2001, 2000 and 1999. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                              For the Year Ended June 30,
                                     ------------------------------------------
                                         2001           2000            1999
                                     ------------------------------------------
Revenues:
   Undergraduate                     $488,007,000   $421,211,000   $352,832,000
   Graduate and Professional           81,373,000     70,273,000     54,165,000
   Intersegment Elimination            (1,203,000)      (895,000)      (676,000)
                                      -----------    -----------    -----------
      Total Consolidated Revenues    $568,177,000   $490,589,000   $406,321,000
                                      ===========    ===========    ===========
Operating Income:
   Undergraduate                      $84,315,000    $71,291,000    $59,110,000
   Graduate and Professional           16,507,000     12,600,000      6,744,000
   Reconciling Items:
     Amortization Expense              (3,904,000)    (3,706,000)    (1,675,000)
     Interest Expense                    (400,000)    (1,409,000)      (300,000)
     Depreciation and Other              (603,000)      (702,000)      (769,000)
                                      -----------    -----------    -----------
      Total Consolidated Income
       before Income Taxes            $95,915,000    $78,074,000    $63,110,000
                                      ===========    ===========    ===========
Segment Assets:
   Undergraduate                     $289,648,000   $225,913,000   $182,009,000
   Graduate and Professional           79,082,000     81,256,000     59,476,000
   Corporate                           22,945,000     19,910,000     19,206,000
                                      -----------    -----------    -----------
      Total Consolidated Assets      $391,675,000   $327,079,000   $260,691,000
                                      ===========    ===========    ===========
Additions to Long-lived Assets:
   Undergraduate                      $72,918,000    $64,362,000    $41,661,000
   Graduate and Professional           10,206,000     15,022,000      3,158,000
                                      -----------    -----------    -----------
      Total Consolidated Additions
       to Long-lived Assets           $83,124,000    $79,384,000    $44,819,000
                                      ===========    ===========    ===========
Depreciation Expense:
   Undergraduate                       25,926,000     19,642,000     14,475,000
   Graduate and Professional            1,564,000      1,207,000        870,000
   Corporate                             642,000        696,000        764,000
                                      -----------    -----------    -----------
      Total Consolidated Depreciation $28,132,000    $21,545,000    $16,109,000
                                      ===========    ===========    ===========
Amortization Expense:
   Undergraduate                       $1,059,000     $1,059,000        $63,000
   Graduate and Professional            2,845,000      2,647,000      1,612,000
                                      -----------    -----------    -----------
      Total Consolidated Amortization  $3,904,000     $3,706,000     $1,675,000
                                      ===========    ===========    ===========

The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 10% of total revenues for the years ended June 30, 2001, 2000 and 1999. Revenues and long-lived assets by geographic area are as follows:

                                              For the Year Ended June 30,
                                     ------------------------------------------
                                         2001           2000            1999
                                     ------------------------------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                $542,611,000   $465,278,000   $385,724,000
  International Operations             25,566,000     25,311,000     20,597,000
                                      -----------    -----------    -----------
  Consolidated                       $568,177,000   $490,589,000   $406,321,000
                                      ===========    ===========    ===========
Long-lived Assets:
  Domestic Operations                $293,365,000   $232,831,000   $175,474,000
  International Operations             11,295,000     12,284,000      6,276,000
                                      -----------    -----------    -----------
  Consolidated                       $304,660,000   $245,115,000   $181,750,000
                                      ===========    ===========    ===========

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 10:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2001 and 2000, are as follows. Previously reported quarterly revenues in fiscal 2001 have been restated to reflect the reclassification and revenue deferral associated with the adoption of SAB 101 (Note 1-Revenue Recognition). The quarterly revenues for fiscal 2000 have also been restated to reflect the SAB 101 related reclassification. Pro forma information regarding the change in accounting principle related to the deferral of revenue has not been provided for fiscal 2000 because it does not differ materially from the reported amounts.

		(Dollars in thousands, except for per share amounts)

2001                                       Quarter              `
----                        -------------------------------------     Total
                             First    Second     Third    Fourth       Year
                            -------   -------   -------   -------    -------
Revenues                   $130,448  $145,948  $144,363  $147,418   $568,177
Income Before Interest
 and Taxes                   19,895    25,598    26,592    24,230     96,315
Net Income                   12,166    15,722    16,037    13,851     57,776
Earnings Per Common Share
     Basic                     0.17      0.23      0.23      0.20       0.83
     Diluted                   0.17      0.22      0.23      0.20       0.82

2000                                       Quarter              `
----                        -------------------------------------     Total
                             First    Second     Third    Fourth       Year
                            -------   -------   -------   -------    -------
Revenues                   $114,192  $129,283  $125,803  $121,311   $490,589
Income Before Interest
 and Taxes                   16,789    21,364    22,045    19,285     79,483
Net Income                    9,907    12,791    13,297    11,786     47,781
Earnings Per Common Share
     Basic                     0.14      0.18      0.19      0.17       0.69
     Diluted                   0.14      0.18      0.19      0.17       0.68

                                 DEVRY INC.

                                SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                For the Years Ended June 30, 2001, 2000 and 1999
                           (Dollars in Thousands)

                                                                    Charged to
                                         Balance at    Charged to      Other                  Balance at
Description of Allowances                Beginning     Costs and     Accounts    Deductions     End of
and Reserves                             of Period      Expenses          1            2        Period
---------------------------------------------------------------------------------------------------------
2001
---------
Deducted from accounts receivable
 for refunds                                   $117       $18,184             -     $18,086         $215

Deducted from accounts receivable
 for uncollectible accounts                   9,235        11,119             -       8,205       12,149

Deducted from notes receivable for
 uncollectible notes                              4              -            -            -           4

For loss on disposition of inventory            112            74             -          54          132

For loss on DeVry capital contributions
 to Perkins loan program                      2,346           246             -            -       2,592

2000
---------
Deducted from accounts receivable
 for refunds                                   $117       $16,235             -     $16,235         $117

Deducted from accounts receivable
 for uncollectible accounts                   6,367         7,586          620        5,338        9,235

Deducted from notes receivable for
 uncollectible notes                              4              -            -            -           4

For loss on disposition of inventory             89            45             -          22          112

For loss on DeVry capital contributions
 to Perkins loan program                      2,080           266             -            -       2,346

1999
---------
Deducted from accounts receivable
 for refunds                                   $124       $14,314             -     $14,321         $117

Deducted from accounts receivable
 for uncollectible accounts                   4,596         5,513             -       3,742        6,367

Deducted from notes receivable for
 uncollectible notes                             42             5             -          43            4

For loss on disposition of inventory             65            47             -          23           89

For loss on DeVry capital contributions
 to Perkins loan program                      1,879           201             -            -       2,080


    1 Opening balances of acquired businesses.
    2 Write-offs of uncollectible amounts or inventory.

                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
and Shareholders of DeVry Inc.


          In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.







PricewaterhouseCoopers LLP
Chicago, Illinois
August 10, 2001

                                PART III
                                --------

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2001, and is incorporated herein by reference. Information regarding executive officers is included on pages 55 through 61 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings is included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 13, 2001, and is incorporated herein by reference.

ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2001, and is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2001, and is incorporated herein by reference.

ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2001, and is incorporated herein by reference.

                                   PART  IV
                                   --------


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     (1)  Financial  Statements
     The required financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 82 through 108 of this Form 10-K.

     (2)  Supplemental Financial Statement Schedules
     The required supplemental schedule of the Company and its subsidiaries is included in Part II, Item 8 on page 107 of this Form 10-K.

     (3)  Exhibits
     A complete listing of exhibits is included on pages 114 through 117 of this Form 10-K.

(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the fourth quarter of its fiscal year ending June 30, 2001.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)



YEAR ENDED JUNE 30,                             2001      2000      1999      1998      1997
-----------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                    $568,177  $490,589  $406,321  $340,770  $295,828
  Depreciation                                  28,132    21,545    16,109    12,397     9,676
  Amortization of Intangible Assets              3,904     3,706     1,675     1,590     1,586
  Earnings Before Interest and Taxes (EBIT)     96,315    79,483    63,410    51,396    42,704
  EBIT as a Percent of Revenues                   17.0%     16.2%     15.6%     15.1%     14.4%
  Interest Expense                                 400     1,409       300       913     2,848
  Net Income                                    57,776    47,781    38,830    30,724    24,186
  Change from Prior Year in Net Income            20.9%     23.1%     26.4%     27.0%     25.7%
  Diluted Earnings Per Common Share (EPS)         0.82      0.68      0.55      0.44      0.35
  Shares Used in Calculating Diluted EPS
   (In Thousands)                               70,662    70,390    70,454    70,144    68,170
FINANCIAL POSITION:
  Cash and Cash Equivalents                     29,213    25,851    31,848    31,881    38,865
  Total Assets                                 391,675   327,079   260,691   223,892   208,652
  Total Funded Debt                                  -        -         -     10,000    33,000
  Total Shareholders' Equity                   284,671   225,139   175,305   136,256   105,270
OTHER SELECTED DATA:
  Cash Provided by Operating Activities         85,218    72,742    54,567    47,599    42,427
  Capital Expenditures                          74,552    40,797    44,819    31,845    28,807
  DeVry University Fall Term
      Student Enrollment                        54,482    49,351    43,458    38,031    34,596
  Number of Undergraduate Campuses                  21        19        16        15        14
  Number of Keller Graduate School Centers          42        36        31        26        20
  Shares Outstanding at Year-end
      (in Thousands)                            69,755    69,642    69,414    69,305    69,008
  Closing Price of Common Stock
      at Year-end                                36.12     26.44     22.38     21.94     13.50
  Price Earnings Ratio on Common Stock    1         44        39        41        50        39


    1 Computed on trailing four quarters of earnings per common share.

                                SIGNATURES
                                ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  		DeVRY INC.



 Date:  September 24, 2001              By /s/Dennis J. Keller
                                           -------------------
                                       	   Dennis J. Keller
                                           Chairman and Chief
                                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                       Title                               Date
---------                       -----                               ----

/s/Dennis J. Keller
-------------------
Dennis J. Keller                Chairman, Chief Executive
                                Officer and Director               9/24/01


/s/Ronald L. Taylor
-------------------
Ronald L. Taylor                President, Chief Operating
                                Officer and Director               9/24/01


/s/Norman M. Levine
-------------------
Norman M. Levine                Senior Vice President, Chief
                                Financial Officer, and
                                Principal Accounting Officer       9/24/01


/s/Ewen M. Akin
---------------
Ewen M. Akin                    Director                           9/20/01



/s/Charles A. Bowsher
---------------------
Charles A. Bowsher              Director                           9/19/01

                                ----------

Signature                       Title                               Date
---------                       -----                               ----


/s/David S. Brown
-----------------
David S. Brown                  Director                           9/21/01



/s/Robert E. King
-----------------
Robert E. King                  Director                           9/19/01



/s/Frederick A. Krehbiel
------------------------
Frederick A. Krehbiel           Director                           9/21/01



/s/Thurston E. Manning
----------------------
Thurston E. Manning             Director                           9/20/01



/s/Robert C. McCormack
----------------------
Robert C. McCormack             Director                           9/20/01



/s/Julie A. McGee
-----------------
Julie A. McGee                  Director                           9/21/01



/s/Hugo J. Melvoin
------------------
Hugo J. Melvoin                 Director                           9/24/01


/s/Harold T. Shapiro
--------------------                                               9/24/01
Harold T. Shapiro               Director

                              INDEX TO EXHIBITS
                              -----------------


Exhibit                                  Sequentially      Incorporated by
Number          Exhibit                  Numbered Page      Reference to
------          -------                  -------------     ---------------

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

3(c)    Amended and Restated By-Laws                       Exhibit 3(d) to
        of the Registrant                                  Amendment #1 of the
                                                           Company's Form S-1
                                                           #33-40151 dated
                                                           May 21, 1991


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
        America Illinois.

Exhibit                                  Sequentially      Incorporated by
Number          Exhibit                  Numbered Page      Reference to
------          -------                  -------------     ---------------

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

4(e)    Fourth Amendment dated as of                       Exhibit 4(e) to the
        December 3, 1999 to Amended                        Company's Form 10-K
        and Restated Financing                             for the year ended
        Agreement between DeVry                            June 30, 2000
        University, Inc., certain
        financial institutions and
        Bank of America National
        Trust and Savings
        Association.

4(f)    Fifth Amendment dated as of
        August 1, 2001 to Amended
        and Restated Financing
        Agreement between DeVry
        University, Inc., certain
        financial institutions and
        Bank of America, N.A.            118-122

10(a)   Registrant's Amended and                           Exhibit 10.1 to the
        Restated Stock Incentive                           Company's Form S-3
        Plan                                               #333-22457 dated
                                                           February 27, 1997


10(b)   Registrant's 1991 Stock                            Exhibit 10.3 to the
        Incentive Plan                                     Company's Form S-3
                                                           #333-22457 dated
                                                           February 27, 1997

Exhibit                                  Sequentially      Incorporated by
Number          Exhibit                  Numbered Page      Reference to
------          -------                  -------------     ---------------

10(c)   Registrant's 1994 Stock                            Exhibit 10.2 to the
        Incentive Plan                                     Company's Form S-3,
                                                           #333-22457 dated
                                                           February 27, 1997


10(d)   Registrants' 1999 Stock                            Exhibit 10(d) to
        Incentive Plan                                     the Company's Form
                                                           10-K for the year
                                                           ended June 30, 2000


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


10(j)  Employee Stock Purchase Plan                        Exhibit 10(f) to
                                                           the Company's Form
                                                           S-3, #33-58636
                                                           dated February 22,
                                                           1993


10(k)  First Amendment to Employee                         Exhibit 10(h) to
       Stock Purchase Plan                                 the Company's Form
                                                           10-K for the year
                                                           ended June 30, 1993

Exhibit                                  Sequentially      Incorporated by
Number          Exhibit                  Numbered Page      Reference to
------          -------                  -------------     ---------------

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