Form 10-Q
period 2001-09-30
DEVRY INC
filed 2001-11-13
CIK 730464

                                FORM 10-Q

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        _______________________



	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2001


                     Commission file number 0-12751



                                 DeVRY INC.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)




         DELAWARE                                          36-3150143
 ------------------------------                         -------------------
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


Number of shares of Common Stock, $0.01 par value, outstanding at November 1, 2001: 69,795,064







Total number of pages:   22

                                 DeVRY INC.

                              FORM 10-Q INDEX
                  For the Quarter Ended September 30, 2001

                                                              Page No.
                                                              --------

PART I.   Financial Information

  Item 1. Financial Statements:

    Consolidated Balance Sheets at
      September 30, 2001, June 30, 2000,
      and September 30, 2000                                     3-4

    Consolidated Statements of Income
      for the quarter ended
      September 30, 2001, and 2000                               5

    Consolidated Statements of Cash Flows
      for the quarter ended
      March 31, 2001, and 2000                                   6

    Notes to Consolidated Financial
      Statements                                                 7-15

  Item 2. Management's Discussion and
            Analysis of Results of Operations
            and Financial Condition                             16-20


Part II.  Other Information

  Item 5. Other Information                                     21

  Item 6. Exhibits and Reports on Form 8-K                      21


SIGNATURES                                                      22

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,   June 30,  September 30,
                                      2001          2001        2000
                                    ---------    ---------    ---------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $ 50,127     $ 29,213     $ 30,635
    Restricted Cash                   25,060       20,484       22,519
    Accounts Receivable, Net          67,936       25,664       66,725
    Inventories                        3,593        4,899        4,652
    Deferred Income Taxes              5,221        5,221        3,526
    Prepaid Expenses and Other         5,211        3,146        2,701
                                     -------      -------      -------
       Total Current Assets          157,148       88,627      130,758
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              58,881       42,583       42,062
    Buildings                        169,190      122,433      113,119
    Equipment                        151,865      147,437      122,607
    Construction In Progress           2,937       20,808        2,347
                                     -------      -------      -------
                                     382,873      333,261      280,135

    Accumulated Depreciation        (127,899)    (125,796)    (107,324)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              254,974      207,465      172,811
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            31,881       32,027       33,520
    Goodwill                          46,825       46,825       39,699
    Deferred Income Taxes              3,955        4,658        2,035
    Perkins Program Fund, Net          9,858        9,753        8,316
    Other Assets                       2,312        2,320        1,188
                                     -------      -------      -------
       Total Other Assets             94,831       95,583       84,758
                                     -------      -------      -------
TOTAL ASSETS                        $506,953     $391,675     $388,327
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,   June 30,  September 30,
                                      2001          2001        2000
                                    ---------    ---------    ---------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                $ 36,446     $ 34,573     $ 27,187
    Accrued Salaries, Wages &
      Benefits                        30,159       23,782       28,155
    Accrued Expenses                  18,462       10,891       15,540
    Advance Tuition Payments           8,078       14,179        6,916
    Deferred Tuition Revenue          62,817       10,957       59,988
                                     -------      -------      -------
       Total Current Liabilities     155,962       94,382      137,786
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                    40,000            -            -
    Deferred Rent and Other           12,290       12,622       12,765
                                     -------      -------      -------
       Total Other Liabilities        52,290       12,622       12,765
                                     -------      -------      -------
TOTAL LIABILITIES                    208,252      107,004      150,551
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,791,039, 69,755,491  and
    69,679,874, Shares Issued and
    Outstanding at September 30,
    2001, June 30, 2001 and
    September 30, 2000,
    Respectively                         698          698          697
  Additional Paid-in Capital          64,773       64,481       63,311
  Retained Earnings                  232,850      218,772      173,162
  Accumulated Other Comprehensive
    Income                               380          720          606
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           298,701      284,671      237,776
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $506,953     $391,675     $388,327
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                            DEVRY INC.
                CONSOLIDATED  STATEMENTS  OF  INCOME
         (Dollars in Thousands Except for Per Share Amounts)
                           (Unaudited)

                                      For The Quarter Ended
                                           September 30,
                                      ---------------------
                                         2001        2000
                                       --------    --------
REVENUES:

   Tuition                             $144,759    $119,063
   Other Educational                      9,681      11,130
   Interest                                 192         255
                                        -------     -------
      Total Revenues                    154,632     130,448
                                        -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services          83,127      73,338
   Student Services and
    Administrative Expense               48,116      37,215
   Interest Expense                         310         113
                                        -------     -------
      Total Costs and Expenses          131,553     110,666
                                        -------     -------
Income Before Income Taxes               23,079      19,782

Income Tax Provision                      9,001       7,616
                                        -------     -------
NET INCOME                             $ 14,078    $ 12,166
                                        =======     =======

EARNINGS PER COMMON SHARE
   Basic                                  $0.20       $0.17
                                        =======     =======
   Diluted                                $0.20       $0.17
                                        =======     =======











The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Quarter
                                                     Ended September 30,
                                                     -------------------
                                                       2001       2000
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $14,078    $12,166
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      7,510      6,105
     Amortization of Intangible Assets and Goodwill      146        915
     Amortization of Other Assets                         11         18
     Provision for Refunds and
      Uncollectible Accounts                           8,530      7,249
     Deferred Income Taxes                               703         (3)
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                      199        (35)
     Changes in Assets and Liabilities:
         Restricted Cash                              (4,576)    (3,124)
         Accounts Receivable                         (50,773)   (48,612)
         Inventories                                   1,306      1,719
         Prepaid Expenses And Other                   (2,534)      (606)
         Accounts Payable                              1,873     (4,640)
         Accrued Salaries, Wages,
          Expenses and Benefits                       13,948     11,939
         Advance Tuition Payments                     (6,101)    (8,591)
         Deferred Tuition Revenue                     51,860     49,893
                                                      ------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           36,180     24,393
                                                      ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                               (55,218)   (20,080)
                                                      ------     ------
  NET CASH USED IN INVESTING ACTIVITIES:             (55,218)   (20,080)
                                                      ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                292        299
  Proceeds From Revolving Credit Facility             55,000      6,000
  Repayments Under Revolving Credit Facility         (15,000)    (6,000)
                                                      ------     ------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES 40,292        299

Effects of Exchange Rate Differences                    (340)       172
                                                      ------     ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  20,914      4,784

Cash and Cash Equivalents at Beginning
 of Period                                            29,213     25,851
                                                      ------     ------
Cash and Cash Equivalents at End of Period           $50,127    $30,635
                                                      ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                       $250        $83
  Income Tax (Refunds)Payments During the Period, Net  1,600       (170)

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
                 For the Quarter Ended September 30, 2001

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. The June 30, 2001 data which is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.

The results of operations for the three months ended September 30, 2001, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combinations and Intangible Assets
-------------------------------------------
In July 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141 and 142, entitled "Business Combinations" ("FAS 141") and "Goodwill and Other Intangible Assets" ("FAS 142"), respectively.

FAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates use of the pooling-of-interests method of accounting for business combinations. All of the Company's acquisitions to-date have been accounted for using the purchase method of accounting. FAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements.

FAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. This accounting standard provides that goodwill and indefinite lived intangibles arising from a business combination will no longer be amortized and charged to expense over time. Instead, goodwill and indefinite lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess.

Business Combinations and Intangible Assets (continued)
-------------------------------------------
As required by FAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the Consolidated Balance Sheets. Intangible assets with indefinite lives are not subject to amortization, but are instead reviewed annually for impairment, or more frequently if circumstances arise indicating impairment. Indefinite lived intangible assets related to Trademarks, Trade Names and Intellectual Property are not amortized as there is no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of July 1, 2001 there was no impairment loss associated with such indefinite lived intangible assets.

Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets. As part of its assessment of intangible assets, the company shortened the useful life of the Class Materials intangible asset and wrote-off the $10,000 cost basis of another.


Intangible assets consist of the following:

                                            As of September 30, 2001
                                       ---------------------------------
                                       Gross Carrying       Accumulated
                                          Amount            Amortization
                                       ---------------------------------
	Amortized Intangible Assets:
           License and Non Compete
             Agreements                 $ 2,500,000         $ (941,000)
           Class Materials                  500,000           (110,000)
           Other                            600,000           (225,000)
                                          ---------           ---------
                Total                   $ 3,600,000         $(1,276,000)
                                          =========           =========
        Unamortized Intangible Assets:
           Trademark                    $ 1,645,000
           Trade Names                   13,972,000
           Intellectual Property         13,940,000
                                         ----------
                Total                   $29,557,000
                                         ==========

Business Combinations and Intangible Assets (continued)
-------------------------------------------
                                               As of June 30, 2001
                                       ----------------------------------
                                       Gross Carrying       Accumulated
                                          Amount            Amortization
                                       ----------------------------------
	Amortized Intangible Assets:
           License and Non Compete
              Agreements                $ 2,500,000         $  (838,000)
           Class Materials                  500,000            (100,000)
           Other                            610,000            (202,000)
                                          ---------           ---------
                Total                   $ 3,610,000         $(1,140,000)
                                          =========           =========
        Unamortized Intangible Assets:
           Trademark                    $ 1,645,000
           Trade Names                   13,972,000
           Intellectual Property         13,940,000
                                         ----------
                Total                   $29,557,000
                                         ==========

                                            As of September 30, 2000
                                       ----------------------------------
                                       Gross Carrying       Accumulated
                                          Amount            Amortization
                                       ----------------------------------
	Amortized Intangible Assets:
           License and Non Compete
             Agreements                 $ 2,500,000         $  (529,000)
           Class Materials                  500,000             (85,000)
           Other                            610,000            (127,000)
                                          ---------             -------
                Total                   $ 3,610,000         $  (741,000)
                                         =========              =======
        Unamortized Intangible Assets:
           Trademark                    $ 1,692,000
           Trade Names                   14,496,000
           Intellectual Property         14,463,000
                                         ----------
                Total                   $30,651,000
                                         ==========

Business Combinations and Intangible Assets (continued)
-------------------------------------------
Amortization expense for amortized intangible assets was $146,000 for the three months ended September 30, 2001 and $501,000 for both amortized and unamortized intangible assets for the three months ended September 30, 2000. Estimated amortization expense for amortized intangible assets for the next five fiscal years ended June 30, is as follows:

		Fiscal Year
                -----------
                   2002                $550,000
                   2003                 550,000
                   2004                 550,000
                   2005                 550,000
                   2006                  50,000

The weighted-average amortization period for amortized intangible assets is 6 years for License and Non Compete Agreements, 10 years for Class Materials and 6 years for other as of July 1, 2001.


A complete valuation of the Company's goodwill by reporting unit is underway to determine if there is any impairment in the carrying value as of July 1, 2001 and is expected to be completed by the end of the second fiscal quarter. Based upon the Company's preliminary analysis, it does not appear that there will be any impairment in the value of the Company's goodwill for any reporting unit. The carrying amount of goodwill for each reportable segment at July 1, 2001 and September 30, 2001 was unchanged and was $22,195,000 related to Undergraduate and $24,630,000 related to Graduate and Professional reportable segments. The goodwill reported for the Graduate and Professional segment at September 30, 2001 includes estimated goodwill associated with the Stalla Seminars acquisition that occurred in January 2001 for which the Company is in the process of finalizing the purchase price allocation at this time.


As required by FAS 142, the following is the Company's disclosure of what reported net income would have been in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized.

Business Combinations and Intangible Assets (continued)
-------------------------------------------
                   (Dollars in thousands except per share amounts)
						    For the Quarter Ended
							  September 30,
                                                    ---------------------
                                                      2001         2000
                                                      ----         ----
            NET INCOME:
                Net Income as reported              $14,078      $12,166

                Goodwill amortization                     -          256

		Trademark, Trade Name and
		  Intellectual Property
                  Amortization                            -          225

                Change in useful life of
                  Class Materials                         -           (3)
                                                     ------       ------
                Adjusted Net Income                 $14,078      $12,644
                                                     ======       ======


            EARNINGS PER COMMON SHARE:
                Basic Earnings per Common
                  Share as reported                   $0.20        $0.17

                Aggregate Changes in
                  Amortization Expense                    -          .01
                                                      -----        -----
		Adjusted Basic Earnings per
                  Common Share                        $0.20        $0.18
                                                      =====        =====

                Diluted Earnings per Common
                  Share as reported                   $0.20        $0.17

                Aggregate Changes in
                  Amortization Expense                    -          .01
                                                      -----        -----
		Adjusted Diluted Earnings per
                  Common Share                        $0.20        $0.18
                                                      =====        =====

Business Combinations and Intangible Assets (continued)
-------------------------------------------

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,778,000 and 69,660,000 for the first quarters ended September, 2001 and 2000, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period.
Shares used in this computation were 70,711,000 and 70,820,000 for the first quarters ended September 30, 2001 and 2000, respectively.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of comprehensive income, other than those included in net income, were immaterial for the quarter ended September 30, 2001.

Reclassifications
-----------------
Certain previously reported amounts have been reclassified to conform to current presentation format. This includes tuition refunds, which were previously reported as a Cost of Educational Services and are now classified as a reduction in net revenue.

NOTE 3:  SEGMENT INFORMATION

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

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company presents two reportable segments: the undergraduate operations (Undergraduate) and graduate and professional examination review operations including Keller Graduate School of Management and Becker Conviser Professional Review (Graduate and Professional).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

Following is a tabulation of business segment information for the periods ended September 30, 2001 and 2000. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                                    For the Quarter Ended
                                                        September 30,
                                                  --------------------------
                                                     2001           2000
                                                  --------------------------
Revenues:
   Undergraduate                                 $133,369,000   $113,201,000
   Graduate and Professional                       21,541,000     17,426,000
   Intersegment Elimination                          (278,000)      (179,000)
                                                  -----------    -----------
Total Consolidated Revenues                      $154,632,000   $130,448,000
                                                  ===========    ===========
Operating Income:
   Undergraduate                                  $19,329,000    $18,577,000
   Graduate and Professional                        4,384,000      2,437,000
   Reconciling Items:
     Amortization Expense                            (157,000)      (932,000)
     Interest Expense                                (310,000)      (113,000)
     Depreciation and Other                          (167,000)      (187,000)
                                                  -----------    -----------
Total Consolidated Income before Income Taxes     $23,079,000    $19,782,000
                                                  ===========    ===========
Segment Assets:
   Undergraduate                                 $399,300,000   $288,583,000
   Graduate and Professional                       86,086,000     80,321,000
   Corporate                                       21,567,000     19,423,000
                                                  -----------    -----------
Total Consolidated Assets                        $506,953,000   $388,327,000
                                                  ===========    ===========
Additions to Long-lived Assets:
   Undergraduate                                  $54,697,000    $19,699,000
   Graduate and Professional                          521,000        381,000
                                                  -----------    -----------
Total Consolidated Additions
   to Long-lived Assets                           $55,218,000    $20,080,000
                                                  ===========    ===========
Depreciation Expense:
   Undergraduate                                   $6,958,000     $5,564,000
   Graduate and Professional                          359,000        348,000
   Corporate                                          193,000        193,000
                                                  -----------    -----------
Total Consolidated Depreciation                    $7,510,000     $6,105,000
                                                  ===========    ===========
Amortization Expense:
   Undergraduate                                     $  8,000       $265,000
   Graduate and Professional                          149,000        668,000
                                                  -----------    -----------
     Total Consolidated Amortization                 $157,000       $933,000
                                                  ===========    ===========

The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 10% of total revenues for the periods ended September 30, 2001 and 2000. Revenues and long-lived assets by geographic area are as follows:

                                                    For the Quarter Ended
                                                        September 30,
                                                  --------------------------
                                                     2001           2000
                                                  --------------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                            $148,233,000   $124,756,000
  International Operations                          6,399,000      5,692,000
                                                  --------------------------
  Consolidated                                   $154,632,000   $130,448,000
                                                  ==========================
Long-lived Assets:
  Domestic Operations                            $338,909,000   $245,589,000
  International Operations                         10,896,000     11,980,000
                                                  --------------------------
  Consolidated                                   $349,805,000   $257,569,000
                                                  ==========================


No one customer accounted for more than 10% of the Company's consolidated revenues.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition


Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and other factors detailed in the Company's Securities and Exchange Commission filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.


Results of Operations
---------------------
The Company's total consolidated revenues increased by $24.2 million, or 18.5%, compared to last year. Tuition revenues, representing the largest component of total revenues, increased by $25.7 million, or 21.5%, from last year because of higher student enrollments and increased tuition pricing at all of the Company's operations. Other Educational Revenues, that are composed primarily of the sale of books and supplies for all of the Company's educational operations, declined slightly from last year. While sales of the Becker CD-ROM and other study materials contributed to an increase in Other Educational Revenues in the Graduate and Professional segment, the continued outsourcing of some Undergraduate segment bookstore operations that is discussed in more detail below, has caused an overall decline in this revenue category. Interest income on the Company's short-term investments of cash balances declined slightly because of the somewhat lower cash balances that were available for investment during most of the quarter.

Undergraduate segment revenues increased by 17.8% to $133.4 million. Total student enrollment at the DeVry Institutes for the summer term that began in July, including the newly opened campus in the Seattle, Washington area, increased by more than 9% from last year to 47,415. In addition, tuition pricing was increased by approximately 6% from last year. Tuition rates at the more recently opened Institute locations have been generally higher than the system average rate, further contributing to the overall rate of revenue increase. At the start of the current fiscal year, 11 of the DeVry Institute bookstores had been outsourced compared to 5 at the start of the previous fiscal year, resulting in a somewhat lower level of Other Educational Revenues within the total Undergraduate segment revenue.

In the Graduate and Professional segment, total revenues increased by 23.6% from last year to $21.5 million. An increased number of graduate school teaching centers and higher enrollments at existing centers produced more than a 26% increase in enrollments for the term which began at the end of June. Enrollment increased at a 24+% rate for the graduate school term that began in September. Enrollment increases at Becker Conviser and higher tuition rates for both operations also contributed to the higher level of revenue. Other Educational Revenue within this segment did increase as student enrollments grew, but at a somewhat lesser rate from the prior year so that the overall rate of revenue growth was less than the rate of growth in just tuition revenue.

The Company's Cost of Educational Services increased by 13.3% from last year, a lesser rate of increase than for revenues. Costs did increase generally in support of increased enrollments and new operating locations. However, offsetting these increases and partly contributing to the lesser rate of growth in this expense category, is the effect of economies of scale from increased enrollments and the expanded outsourcing of Undergraduate segment bookstore operations. The Company does not report bookstore revenue or cost of books sold at the outsourced locations, reporting instead commission income based upon the level of sales at these locations. This change in operation and reporting has the effect of increasing the reported operating margins within the Undergraduate segment and for the Company as a whole.

Student Services and Administrative Expense increased by 29.3% to $48.1 million. The higher rate of increase relative to the rate of increase in tuition revenue is due to higher student recruitment expense in the Undergraduate segment in response to an increasingly competitive environment and the events of September 11th which diverted applicant attention at a critical point in the recruiting process for the new academic term that begins in early November. The Company continued its efforts at developing a new student information system to better its support for educational processes and related activities. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. During the quarter, the Company capitalized an additional $1.0 million, bringing the cumulative capitalized amount to $3.3 million.

Partly offsetting the increase in Undergraduate segment student recruiting costs is a reduction of $775,000 in amortization expense of intangible assets and goodwill compared to the first quarter of last year. The Company adopted Financial Accounting Standard No. 142, entitled "Goodwill and Other Intangible Assets" effective with its first quarter of the current fiscal year. This accounting standard provides that goodwill and indefinite lived intangibles arising from a business combination will no longer be amortized and charged to expense over time. During the quarter, the Company completed an analysis of its identifiable intangible assets and goodwill. One intangible asset was reduced to no remaining value and the amortizable life of another intangible asset was shortened to better reflect its expected useful life. The final purchase price allocation of the January 2001 acquisition of the Stalla Seminars business will be completed and reported in the Company's second fiscal quarter.

Goodwill and indefinite lived intangible assets must be reviewed annually for impairment in value. As of July 1, 2001, there was no impairment loss associated with the Company's indefinite lived intangible assets. With respect to goodwill, a complete valuation study is underway on the Fair Value compared to the Carrying Value of the three operating segments that are the appropriate reporting units for purposes of the FAS 142 analysis. Based upon preliminary results, the Company does not believe that there is currently any impairment in value to the goodwill in any of its reporting units.

In the Undergraduate segment, revenue growth produced operating leverage in Cost of Educational Services, but overall operating margins declined from 16.4% to 14.5% in the quarter because of the increased spending on student recruitment discussed above.

In the Graduate and Professional segment, operating margins increased from 14.0% to 20.4% because of the benefits of scale from higher enrollments and tuition rates that were not offset by the need for higher rates of spending on educational operations or student recruitment.

Interest expense increased to $0.3 million from $0.1 million in the same quarter last year as the Company used its revolving line of credit throughout the entire quarter to meet both its cyclical operating needs and for the acquisition of the two DeVry Institute campuses purchased during the quarter.

Reported net income of $14.1 million, or $0.20 per share (diluted), was a record for any first quarter. If FAS 142 had been adopted in the first quarter of last year, reported net earnings for the quarter ended September 30, 2000, would have increased by $0.01 to $0.18 per share (diluted).


Liquidity and Capital Resources
-------------------------------
Cash generated from operations in the first quarter was $35.2 million, a 51% increase from the same period a year ago. Contributing to the sharply increased cash flow were higher net income, the increased non-cash charges for depreciation, refunds and bad debt included in this net income and increases in accounts payable and accrued expenses. These increases are generally related to the higher level of student enrollments, increased revenues and related operating activities as the Company continues to grow.

Capital spending for the quarter was a record $54.2 million, up more than $35 million from last year. Contributing to this increase in capital spending was the purchase of two DeVry Institute campuses, in Pomona, California, and Addison, Illinois, formerly occupied under lease. These purchases totaled approximately $37.8 million. Capital spending on improvements and expansion throughout all of the Company's educational operations is expected to remain at historically high levels for the foreseeable future.

In the first quarter, the Company borrowed $55 million under its revolving line of credit agreement to fund the record capital spending and to meet cyclical operating needs. Using cash generated from the cyclical inflow following the start of the DeVry Institute summer term, the Company repaid $15
million of the borrowings before the end of the quarter.   To-
date, there have been no further borrowings or repayments.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, its revolving loan facility will be sufficient to fund its current operations and growth plans for the foreseeable future.


Adoption of New Accounting Standards
------------------------------------
In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

With respect to both of these new accounting standards, the Company is in the process of performing a preliminary assessment and has not yet determined whether these standards will have any immediate impact on the Company's financial statements upon adoption.

Item 5 - Other Information
--------------------------
In November 2000, three graduates of one of DeVry Institute's Chicago-area campus filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a current student from a second Chicago-area campus. The Company has filed a motion with the court requesting that the suit be dismissed.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 2001.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: NOVEMBER 12, 2001                /s/ Ronald L. Taylor
                                               ------------------------------
                                                Ronald L. Taylor
                                                President and Chief Operating
                                                Officer




        Date: NOVEMBER 12, 2001                 /s/Norman M. Levine
                                                ------------------------------
                                                 Norman M. Levine
                                                 Senior Vice President Finance
                                                 and Chief Financial Officer