Form 10-Q
period 2001-12-31
DEVRY INC
filed 2002-02-07
CIK 730464

                                FORM 10-Q

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                        -----------------------

	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly and six month period ended December 31, 2001


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

                                  YES   X


Number of shares of Common Stock, $0.01 par value, outstanding at January 28, 2002: 69,812,522







Total number of pages:   24

                                 DeVRY INC.
                                 ----------
                              FORM 10-Q INDEX
	For the Quarter and Six Months Ended December 31, 2001

                                                                Page No.
                                                                --------

PART I.   Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheets at
       December 31, 2001, June 30, 2001,
       and December 31, 2000                                        3-4

     Consolidated Statements of Income
       for the quarter and six months ended
       December 31, 2001, and 2000                                    5

     Consolidated Statements of Cash
       Flows for the six months ended
       December 31, 2001, and 2000                                    6

     Notes to Consolidated Financial
       Statements                                                  7-15

   Item 2. Management's Discussion and
             Analysis of Results of Operations
             and Financial Condition                              16-21


Part II.  Other Information

   Item 4. Submission of Matters to a Vote of
             Security Holders                                        22

   Item 5. Other Information                                         23

   Item 6. Exhibits and Reports on Form 8-K                          23


SIGNATURES                                                           24

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      2001          2001           2000
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 76,108      $ 29,213       $ 47,144
    Restricted Cash                    28,934        20,484         21,944
    Accounts Receivable, Net           65,416        25,664         85,207
    Inventories                         2,184         4,899          3,354
    Deferred Income Taxes               5,221         5,221          3,526
    Prepaid Expenses and Other          4,602         3,146          2,658
                                      -------       -------        -------
       Total Current Assets           182,465        88,627        163,833
                                      -------       -------        -------
  Land, Buildings and Equipment

    Land                               58,892        42,583         42,087
    Buildings                         171,067       122,433        116,206
    Equipment                         157,131       147,437        133,315
    Construction In Progress              237        20,808          6,527
                                      -------       -------        -------
                                      387,327       333,261        298,135

    Accumulated Depreciation         (136,094)     (125,796)      (113,146)
                                      -------       -------        -------
       Land, Buildings and
         Equipment, Net               251,233       207,465        184,989
                                      -------       -------        -------
  Other Assets

    Intangible Assets, Net             36,056        32,027         33,023
    Goodwill                           42,391        46,825         39,283
    Deferred Income Taxes               3,560         4,658          2,035
    Perkins Program Fund, Net           9,958         9,753          9,603
    Other Assets                        2,225         2,320          1,728
                                      -------       -------        -------
       Total Other Assets              94,190        95,583         85,672
                                      -------       -------        -------
TOTAL ASSETS                         $527,888      $391,675       $434,494
                                      =======       =======        =======





The accompanying notes are an integral part of these consolidated financial statements.


                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  December 31,    June 30,     December 31,
                                      2001          2001           2000
                                  ------------   -----------   ------------
                                  (Unaudited)                  (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 34,476      $ 34,573       $ 39,861
    Accrued Salaries, Wages &
      Benefits                         26,578        23,782         24,912
    Accrued Expenses                    7,431        10,891          5,543
    Advance Tuition Payments            7,730        14,179          8,664
    Deferred Tuition Revenue           99,509        10,957         90,088
                                      -------       -------        -------
       Total Current Liabilities      175,724        94,382        169,068
                                      -------       -------        -------
  Other Liabilities

    Revolving Loan                     25,000            -             -
    Deferred Income Tax Liability          -             -             -
    Deferred Rent and Other             9,890        12,622         11,687
                                      -------       -------        -------
       Total Other Liabilities         34,890        12,622         11,687
                                      -------       -------        -------
TOTAL LIABILITIES                     210,614       107,004        180,755
                                      -------       -------        -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,807,822, 69,755,491  and
    69,696,333, Shares Issued and
    Outstanding at December 31,
    2001, June 30, 2001 and
    December 31, 2000,
    Respectively                          698           698            697
  Additional Paid-in Capital           64,924        64,481         63,555
  Retained Earnings                   251,269       218,772        188,884
  Accumulated Other Comprehensive
    Income                                383           720            603
                                      -------       -------        -------
TOTAL SHAREHOLDERS' EQUITY            317,274       284,671        253,739
                                      -------       -------        -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $527,888      $391,675       $434,494
                                      =======       =======        =======


The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                     CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in Thousands Except for Per Share Amounts)
                               (Unaudited)


                                     For The Quarter           For The Six Months
                                    Ended December 31,         Ended December 31,
                                  ---------------------      ----------------------
                                     2001         2000          2001          2000
                                  ---------------------      ----------------------
REVENUES:

   Tuition                        $153,727     $133,871      $298,486      $252,968
   Other Educational                12,814       11,757        22,495        22,853
   Interest                            134          320           326           575
                                   -------      -------       -------       -------
      Total Revenues               166,675      145,948       321,307       276,396
                                   -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services     90,135       76,997       173,262       150,335

   Student Services and
     Administrative Expense         45,854       43,353        93,970        80,568
   Interest Expense                    291           76           601           189
                                   -------      -------       -------       -------
      Total Costs and Expenses     136,280      120,426       267,833       231,092
                                   -------      -------       -------       -------
Income Before Income Taxes          30,395       25,522        53,474        45,304

Income Tax Provision                11,976        9,800        20,977        17,416
                                   -------      -------       -------       -------
NET INCOME                        $ 18,419     $ 15,722      $ 32,497      $ 27,888
                                   =======      =======       =======       =======

EARNINGS PER COMMON SHARE
   Basic                             $0.26        $0.23         $0.47         $0.40
                                      ====         ====          ====         =====
   Diluted                           $0.26        $0.22         $0.46         $0.39
                                      ====         ====          ====         =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Six Months
                                                      Ended December 31,
                                                     --------------------
                                                       2001        2000
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $32,497     $27,888
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      15,721      13,109
     Amortization of Intangible Assets and Goodwill       405       1,828
     Amortization of Other Assets                          22          36
     Provision for Refunds and
      Uncollectible Accounts                           17,267      14,299
     Deferred Income Taxes                              1,098          (3)
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                       201         113
     Changes in Assets and Liabilities:
         Restricted Cash                               (8,450)     (2,549)
         Accounts Receivable                          (56,990)    (73,998)
         Inventories                                    2,715       3,017
         Prepaid Expenses And Other                    (1,224)     (3,632)
         Accounts Payable                                 (97)      8,034
         Accrued Salaries, Wages,
          Expenses and Benefits                          (991)     (1,301)
         Advance Tuition Payments                      (6,449)     (6,843)
         Deferred Tuition Revenue                      88,552      79,993
                                                       ------      ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            84,277      59,991
                                                       ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (62,488)    (39,410)
                                                       ------      ------
  NET CASH USED IN INVESTING ACTIVITIES:              (62,488)    (39,410)
                                                       ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 443         543
  Proceeds From Revolving Credit Facility              55,000      12,000
  Repayments Under Revolving Credit Facility          (30,000)    (12,000)
                                                       ------      ------
  NET CASH PROVIDED BY FINANCING ACTIVITIES            25,443         543

Effects of Exchange Rate Differences                     (337)        169
                                                       ------      ------
NET INCREASE IN CASH AND CASH EQUIVALENTS              46,895      21,293

Cash and Cash Equivalents at Beginning
 of Period                                             29,213      25,851
                                                       ------      ------
Cash and Cash Equivalents at End of Period            $76,108     $47,144
                                                       ======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                     $   591     $   154
  Income Tax Payments During the Period, Net           24,481      20,461


The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
                 For the Quarter Ended December 31, 2001

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001, each as filed with the Securities and Exchange Commission.

The results of operations for the six months ended December 31, 2001, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Combinations and Intangible Assets
-------------------------------------------
In July 2001, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 141 and 142, entitled
"Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively.

SFAS 141 requires companies to use the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates use of the pooling-of-interests method of accounting for business combinations. All of the Company's acquisitions to-date have been accounted for using the purchase method of accounting. SFAS 141 also establishes criteria that must be used to determine whether acquired intangible assets should be recognized separately from goodwill in the Company's financial statements.

SFAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. This accounting standard provides that goodwill and indefinite lived intangibles arising from a business combination will no longer be amortized and charged to expense over time. Instead, goodwill and indefinite lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value"

-------------------------------------------------------
of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. As required by FAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the Consolidated Balance Sheets. Intangible assets with indefinite lives are not subject to amortization, but are instead reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. Indefinite lived intangible assets related to Trademarks, Trade Names and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of July 1, 2001, there was no impairment loss associated with such indefinite lived intangible assets as fair value exceeds the carrying amount.

Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets. As part of its assessment of intangible assets, the company shortened the useful life of the Class Materials intangible asset and wrote-off the $10,000 cost basis of another.

In the quarter ended December 31, 2001, the Company also finalized the allocation of the purchase price of the Stalla Seminars acquisition that occurred in January 2001. The initially recorded goodwill from this acquisition was reduced by $4,434,000 and reallocated as follows:

	Amortized Intangible Assets:
		Class Materials		    $2,400,000
                Non-compete Agreement          100,000
                Other                           34,000
                                             ---------
                Total                       $2,534,000
                                             =========

	Unamortized Intangible Assets:
                Trade Name                  $1,900,000
                                             =========
The $34,000 of Other amortized intangible assets was subsequently written-off to expense as a part of the allocation process.

-------------------------------------------------------
Intangible assets consist of the following:

                                               As of December 31, 2001
                                           ------------------------------
                                           Gross Carrying    Accumulated
                                              Amount         Amortization
                                           ------------------------------
	Amortized Intangible Assets:
		License and Non-compete
 		   Agreements               $2,600,000	     $(1,051,000)
		Class Materials		     2,900,000	        (200,000)
                Other                          600,000          (250,000)
                                             ---------         ---------
                Total                       $6,100,000       $(1,501,000)
                                             =========         =========
        Unamortized Intangible Assets:
                Trademark                  $ 1,645,000
		Trade Names           	    15,872,000
		Intellectual Property	    13,940,000
                                            ----------
                Total                      $31,457,000
                                            ==========

                                                 As of June 30, 2001
                                           ------------------------------
                                           Gross Carrying    Accumulated
                                               Amount        Amortization
                                           ------------------------------
	Amortized Intangible Assets:
		License and Non-compete
 		   Agreements               $2,500,000	     $  (838,000)
		Class Materials		       500,000	        (100,000)
                Other                          610,000          (202,000)
                                             ---------         ---------
                Total                       $3,610,000       $(1,140,000)
                                             =========         =========
        Unamortized Intangible Assets:
                Trademark                  $ 1,645,000
		Trade Names           	    13,972,000
		Intellectual Property	    13,940,000
                                            ----------
                Total                      $29,557,000
                                            ==========



-------------------------------------------------------

                                               As of December 31, 2000
                                           ------------------------------
                                           Gross Carrying    Accumulated
                                               Amount        Amortization
                                           ------------------------------
	Amortized Intangible Assets:
		License and Non-compete
                   Agreements               $2,500,000       $(632,000)
                Class Materials                500,000         (90,000)
                Other                          610,000        (151,000)
                                             ---------         -------
                Total                       $3,610,000       $(873,000)
                                             =========         =======
        Unamortized Intangible Assets:
                Trademark                  $ 1,676,000
                Trade Names                 14,321,000
                Intellectual Property       14,289,000
                                            ----------
                Total                      $30,286,000
                                            ==========

Amortization expense for amortized intangible assets was $259,000 and $405,000 for the three and six months ended December 31, 2001, respectively. Amortization expense was $505,000 and $1,006,000 for both amortized and unamortized intangible assets for the three and six months ended December 31, 2000, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ended June 30, is as follows:

                        Fiscal Year
                        2002                   $730,000
                        2003                    730,000
                        2004                    730,000
                        2005                    730,000
                        2006                    230,000

The weighted-average amortization period for amortized intangible assets is 6 years for License and Non-compete Agreements, 14 years for Class Materials and 6 years for Other as of December 31, 2001.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, it does not appear that there has been any impairment in the value of the Company's goodwill for any reporting units as of July 1, 2001. The carrying amount of goodwill related to the Undergraduate reportable segment at July 1, 2001 and December 31, 2001 was unchanged at $22,195,000. The carrying amount of goodwill related to Graduate and Professional reportable segment was $24,630,000 at July 1, 2001 and $20,196,000 at December 31, 2001. The decrease is the result of the finalization of the allocation of the Stalla Seminars purchase price as described above.

------------------------------------------------------
As required by FAS 142, the following is the Company's disclosure of what reported net income would have been in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized.

                            (Dollars in thousands except per share amounts)
                            For the Quarter Ended   For the Six Months Ended
                                 December 31,             December 31,
                            ---------------------   ------------------------

                               2001        2000         2001        2000
                               ----        ----         ----        ----
NET INCOME:
Net Income as reported       $18,419     $15,722      $32,497     $27,888

Goodwill amortization             -          253           -          506

Trademark, Trade Name and
  Intellectual Property
  Amortization                    -          225           -          450

Change in useful life of
  Class Materials                 -           (3)          -           (6)
                              ------      ------       ------      ------
Adjusted Net Income          $18,419     $16,197      $32,497     $28,838
                              ======      ======       ======      ======

EARNINGS PER COMMON SHARE:
Basic Earnings per Common
 Share as reported             $0.26       $0.23        $0.47       $0.40

Aggregate Changes in
 Amortization Expense             -           -            -          .01
                                ----        ----         ----        ----
Adjusted Basic Earnings per
  Common Share                 $0.26       $0.23        $0.47       $0.41
                                ====        ====         ====        ====

Diluted Earnings per Common
  Share as reported            $0.26       $0.22        $0.46       $0.39

Aggregate Changes in
  Amortization Expense            -          .01          -           .02
                                ----        ----         ----        ----
Adjusted Diluted Earnings per
   Common Share                $0.26       $0.23        $0.46       $0.41
                                ====        ====         ====        ====


Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,797,000 and 69,688,000 for the second quarters ended December 31, 2001 and 2000, respectively and 69,788,000 and 69,674,000 for the six months ended December 31, 2001 and 2000, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,545,000 and 70,716,000 for the second quarters ended December 31, 2001 and 2000, respectively and 70,624,000 and 70,677,000 for the six months ended
December 31, 2001 and 2000, respectively. Excluded from the second quarter and six month ended December 31, 2001 computations of diluted earnings per share were options to purchase 685,000 and 412,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares and therefore, their effect would be anti-dilutive.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of Comprehensive Income, other than those included in net income, were immaterial for the quarter ended December 31, 2001.

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

Following is a tabulation of business segment information for the quarters and for the six month periods ended December 31, 2001 and 2000. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                                (Dollars in thousands)

                                      For the Quarter        For the Six Months
                                     Ended December 31,      Ended December 31,
                                     --------------------   --------------------
                                       2001       2000         2001       2000
                                       ----       ----         ----       ----
Revenues:
   Undergraduate                     $141,146   $125,392    $274,515   $238,593
   Graduate and Professional           26,320     20,827      47,861     38,253
   Intersegment Elimination              (791)      (271)     (1,069)      (450)
                                      -------    -------     -------    -------
Total Consolidated Revenue           $166,675   $145,948    $321,307   $276,396
                                      -------    -------     -------    -------
Operating Income:
   Undergraduate                     $ 24,121   $ 21,703    $ 43,450   $ 40,280
   Graduate and Professional            7,029      5,021      11,413      7,458
   Reconciling Items:
     Amortization Expense                (270)      (932)       (427)    (1,864)
     Interest Expense                    (291)       (76)       (601)      (189)
     Depreciation and Other              (194)      (194)       (361)      (381)

Total Consolidated Income before      -------    -------     -------    -------
 Income Taxes                        $ 30,395   $ 25,522    $ 53,474   $ 45,304
                                      -------    -------     -------    -------
Segment Assets:
   Undergraduate                     $435,426   $345,910    $435,426   $345,910
   Graduate and Professional           77,899     69,355      77,899     69,355
   Corporate                           14,563     19,229      14,563     19,229
                                      -------    -------     -------    -------
Total Consolidated Assets            $527,888   $434,494    $527,888   $434,494
                                      -------    -------     -------    -------
Additions to Long-lived Assets:
   Undergraduate                     $  6,748   $ 18,830    $ 61,445   $ 38,529
   Graduate and Professional              522        500       1,043        881
                                      -------    -------     -------    -------
Total Consolidated Additions
 to Long-lived Assets                $  7,270   $ 19,330    $ 62,488   $ 39,410
                                      -------    -------     -------    -------
Depreciation Expense:
   Undergraduate                     $  7,623   $  6,436    $ 14,581   $ 12,000
   Graduate and Professional              394        375         753        723
   Corporate                              194        193         387        386
                                      -------    -------     -------    -------
Total Consolidated Depreciation      $  8,211   $  7,004    $ 15,721   $ 13,109
                                      -------    -------     -------    -------
Amortization Expense:
   Undergraduate                     $      7   $    280    $     15   $    544
   Graduate and Professional              263        652         412      1,320
                                      -------    -------     -------    -------
Total Consolidated Amortization      $    270   $    932    $    427   $  1,864
                                      -------    -------     -------    -------


The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 10% of total revenues for the quarters and for the six months ended December 31, 2001 and 2000. Revenues and long-lived assets by geographic area are as follows:

                                                (Dollars in thousands)

                                      For the Quarter        For the Six Months
                                     Ended December 31,      Ended December 31,
                                     ------------------      ------------------
                                       2001       2000         2001       2000
                                       ----       ----         ----       ----
Revenues from Unaffiliated Customers:
  Domestic Operations                $160,743   $139,610    $308,976   $264,366
  International Operations              5,932      6,338      12,331     12,030
                                      -------    -------     -------    -------
  Consolidated                       $166,675   $145,948    $321,307   $276,396
                                      -------    -------     -------    -------
Long-lived Assets:
  Domestic Operations                $334,971   $259,025    $334,971   $259,025
  International Operations             10,452     11,636      10,452     11,636
                                      -------    -------     -------    -------
  Consolidated                       $345,423   $270,661    $345,423   $270,661
                                      -------    -------     -------    -------

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition
-----------------------------------------------------------
Certain information contained in this quarterly report may constitute forward looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, dependence on student financial aid, state and provincial approval and licensing requirements, and other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's
Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001, that includes a description of significant accounting policies including, but not limited to, accounting policies on revenue recognition, depreciation methods, asset impairment recognition and capitalization of internal software development costs. The following discussion of the Company's results of operations and financial condition should also be read in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001, each as filed with the Securities and Exchange Commission.

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


Results of Operations
---------------------
The Company's total consolidated revenues increased by $20.7 million and $44.9 million for the second quarter and first half of the fiscal year, respectively. Tuition revenues, the largest component representing over 92% of total revenues, increased by $19.9 million, or 14.8% for the second quarter compared to the second quarter of last year. For the first six months, the increase in tuition revenues was $45.5 million, or 18.0%. The increases in tuition revenue were produced by several positive factors including higher student enrollments and increased tuition pricing at all of the Company's operations.

Other Educational Revenues, that are composed primarily of the sales of books and supplies and fee charges in all of the Company's educational operations, increased by $1.1 million in the second quarter but trailed the first half level of the prior year by $0.4 million. In the Graduate and Professional segment, book sales to higher levels of enrolled students attending the Keller Graduate School programs and sales of the Becker CD-ROM and other study materials continue to increase. Further outsourcing of some Undergraduate segment bookstore operations, discussed in more detail below, produced declines in this revenue category during the quarter, as expected. This decline was more than offset by a new Technology and Software Supplies charge to be billed each term for DeVry Institute students to provide them with current technology in their classrooms and laboratories and their own suite of software to help ensure that DeVry graduates have both the software and technology expertise they expect.
This charge is recognized ratably into income over the applicable academic term, similar to the recognition of tuition revenue.

Interest income on the Company's short-term investments of cash balances declined slightly in the quarter and first half from the corresponding periods of a year ago because of lower prevailing interest rates earned on these balances and somewhat lower balances available for investment during the period.

Undergraduate segment revenues increased by $15.8 million, or 12.6%, for the second quarter compared to last year. For the first half, revenues increased by $35.9 million, or 15.1%, from the first half of last year. Total student enrollment at the DeVry Institutes for the summer term that began in July increased by more than 9% from last year to 47,415. In addition, tuition pricing was increased by approximately 6% from last year.
Tuition rates at the more recently opened Institute locations have been generally higher than the system average, further contributing to the overall rate of revenue increase.
Enrollments for the fall term that began in November at the Company's undergraduate schools increased to 48,698, an increase of 3.5% from last year including the remaining enrollments of certain discontinued Denver Technical College programs still being taught to program completion. Contributing to the record enrollments and revenues were the opening of a new DeVry Institute campus in the Seattle, Washington, area in July and a new campus in the Washington, DC, area in November. At the start of the current fiscal year, 11 of the DeVry Institute bookstores were outsourced and a 12th store was outsourced in the second quarter, contributing to the decline in first half Other Educational revenues in the Undergraduate segment. At the end of December last year, a total of 9 bookstores had been outsourced.

In the Graduate and Professional segment, revenues increased by $5.5 million, or 26.4%, from the second quarter of last year.
For the first half, revenues increased by $9.6 million, or 25.1%, from last year. At Keller Graduate School, total course enrollment for the term that began in September increased by more than 24% from the same term a year ago and course enrollment for the term that began in November increased by more than 19%. Enrollment increases at Becker Conviser and higher sales of their CD-ROM product further contributed to the increased revenues in this segment as did tuition price increases implemented during the past year at both Keller Graduate School and Becker.

The Company's Cost of Educational Services increased by $13.1 million, or 17.1%, from last year. For the first half, these costs increased by $22.9 million, or 15.3%. Costs increased in support of increased enrollments and new operating locations.
The opening of new locations contributes greater increases to cost than to revenue in their early terms of operation. In addition, during the second quarter the Company incurred the incremental cost of acquiring and distributing individual software licenses for undergraduate students in most of DeVry Institute's programs, in conjunction with the Technology and Software Supplies charge, as an expansion to its educational program support. Depreciation expense, most of which is included in Cost of Educational Services, increased by 20% from last year to $15.7 million for the first six months. The increase in depreciation expense reflects the continued high level of capital spending on expansion and improvement throughout all of the Company's operations.

Partly offsetting the rate of increase in spending on educational operations is the expanded outsourcing of Undergraduate segment bookstore operations. The Company does not report bookstore revenue or cost of books sold at the outsourced locations, reporting instead the commission income based upon the level of sales at these locations. This change in operation has the effect, slowing somewhat now as the rate of new outsourcing slows, of increasing the reported percentage operating margins within the Undergraduate segment and for the Company as a whole.

Student Services and Administrative Expense increased by $2.5 million, or 5.8%, in the second quarter compared to last year. For the first half, these costs increased by $13.4 million, or 16.6%, from the first half of last year. In the first quarter, and contributing to the first half increase, the Company incurred higher student recruitment expense in the Undergraduate segment in response to an increasingly competitive environment and the events of September 11th which diverted applicant attention at a critical point in the recruiting process for the new academic term that began in November. In the second quarter, the rate of spending on student recruitment expense was pared back and
portions of it are expected to  occur in   the third quarter to
better match the rate of student inquiry and applications that precede the start of the March undergraduate term.

The Company is continuing its efforts at developing a new student information system to better support its educational processes and related activities. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. During the second quarter, the Company capitalized an additional $1.1 million. For the first half, the total amount capitalized was $2.0 million while an additional $1.9 million was charged to Student Services and Administrative expense during the period.

Partly offsetting the increased student recruitment expenses and information system development costs during the first half was a reduction of $648,000 and $1,423,000 for the second quarter and first half, respectively, in amortization expense of intangible assets and goodwill compared to the same periods a year ago in conjunction with the Company's adoption of Statement of Financial Accounting Standard No. 142, entitled "Goodwill and Other Intangible Assets". Goodwill and indefinite lived intangible assets arising from a business combination will no longer amortized and charged to expense over time. Instead, goodwill and indefinite lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. As of July 1, 2001, there was no impairment loss associated with the Company's indefinite lived intangible assets or goodwill associated with it's reporting units which are comprised of the Company's three operating segments.

In the Undergraduate segment, operating margins of 17.1% were approximately equal to the margin in the second quarter last year. For the first half, however, operating margins of 15.8% remained below the level of the first six months of last year because of the increased level of spending on student recruitment in the first quarter as discussed above.

In the Graduate and Professional segment, operating margins for the quarter increased to 26.7%, up from 24.1% in the second quarter of last year. The increased margins reflect the operating efficiencies from higher enrollments and higher tuition pricing at both the Keller Graduate School and Becker Conviser Professional Review. This continues the pattern of first quarter performance, resulting in first half operating margins of 23.8%, up from 19.5% in the first half of last year.

Interest expense increased to $0.3 million from less than $0.1 million in the second quarter of last year. For the first six months, interest expense was $0.6 million compared to less than $0.2 million last year. The higher interest expense reflects borrowings under the Company's revolving line of credit throughout the first and second quarter to meet both cyclical operating needs and the purchase of two DeVry Institute campuses in the first quarter that were formerly occupied under operating leases.

Taxes on income increased to 39.4% of pre-tax income during the second quarter and 39.2% for the first six months compared to 38.4% for the second quarter and first half of last year. The higher effective tax rate reflects an increase to the weighted average state income tax rate on the Company's U.S. operations and further downward adjustments to the value of the Company's Canadian tax loss carryforward benefits based on tax rate reductions in the expected future utilization periods.

Reported Net Income for the quarter totaled $18.4 million or $0.26 per share (diluted), a record for any first quarter in the Company's history. Net Income increased by 17.2% from last year.
 For the first half, Net Income increased by 16.5% from last year to $32.5 million or $0.46 per share (diluted), a record for any first half in the Company's history. The prior year second quarter and first half diluted earnings per share would have been $0.01 and $0.02 per share higher, respectively, without the expense associated with goodwill and indefinite lived intangible assets that are no longer being amortized in accordance with SFAS 142.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $84.3 million for the first six months, up more than 40% from the same period a year ago. Contributing to this increase in cash flow was a reduction in the level of accounts receivable, higher net income and the increased non-cash charges for depreciation, refunds and bad debt included in this net income. The reduction in accounts receivable is almost entirely attributable to a reduction in the amount of money owed to the Company under various state and federal financial aid programs as a result of more timely requests for the funds owed and improved cash management in the student financial aid process. Federal and state financial aid programs represent over 60% of the collections for U.S. DeVry Institute revenues.

Capital spending for the first six months reached a record high of $62.5 million. Contributing to the record spending level was the first quarter purchase of two DeVry Institute campuses, in Pomona, California, and Addison, Illinois, both formerly occupied under operating leases. These purchases totaled approximately $37.8 million, or approximately 60% of the total spending year-to-date. Capital spending, on improvements and expansion throughout all of the Company's educational operations for the balance of the year is expected to continue at a rate similar to that in the first half of the year excluding the purchase of the two campuses.

In the first quarter, the Company borrowed $55 million under its revolving line of credit agreement to fund the record capital spending and to meet cyclical operating needs. Using cash generated from the cyclical inflow following the start of the DeVry Institute summer term, the Company repaid $15 million of the borrowings before the end of the first quarter. In the second quarter, the Company repaid an additional $15 million using cash generated from the cyclical inflow following the start of the DeVry Institute fall term. Subsequent to the end of the second quarter, in January 2002, the Company repaid an additional $6 million of the borrowings, reducing the outstanding borrowing to $19 million.

In December 2001, the Company and its banks amended the $85 million revolving loan agreement under which the Company has issued letters of credit and borrowed to meet cash requirements for capital spending and acquisitions. The term of the agreement was extended to February 1, 2004. In addition, the covenant limiting capital expenditures was removed and the fixed charge covenant was modified to provide improved flexibility for the Company's future operations.

The Company's long-term contractual obligations consist only of its revolving line of credit and its operating leases on facilities and equipment. The Company is not a party to any other long-term contractual or off-balance sheet financing arrangements.

The principal source of the company's liquidity is operating cash flow which is significantly dependent upon the Company's continued participation in and compliance with federal, state and provincial financial aid programs. The Company is highly dependent upon the timely receipt of these financial aid funds in both its U.S. and Canadian operations. The Company estimates that historically, approximately 70% of its Undergraduate segment's tuition, bookstore and fee revenues have been financed by government-provided financial aid to students. More recently, Keller Graduate School students have begun to make increased use of student loan offerings that now represent over 30% of Keller's revenues. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained.

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

Adoption of New Accounting Standards
------------------------------------
In July 2001, the Financial Accounting Standard Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

The Company does not expect that there will be any immediate impact on its financial statements upon adoption of SFAS No. 143 or SFAS No. 144, however, the Company has not yet completed its full analysis of these new standards.

PART II - Other information
---------------------------
Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 13, 2001, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, four Directors of the Company were elected to serve as Class I Directors to hold office until 2004 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

    Class III             For             Against              Withheld
    ---------             ---             -------              --------
Ewen M. Akin           55,927,704              -                549,760
Thurston E. Manning    55,925,613              -                551,851
Hugo J. Melvoin        56,105,763              -                371,701
Harold T. Shapiro      55,940,509              -                536,955


The terms of office of the following Directors continued after the meeting: Charles A. Bowsher, David S. Brown, Dennis J.
Keller, Robert E. King, Frederick A. Krehbiel, Robert C.
McCormack, Julie A. McGee and Ronald L. Taylor.

Shareholders voted on and approved the Amended and Restated DeVry
Inc. 1999 Stock Incentive Plan. The following table presents the results of stockholders' vote on this matter:

                          For             Against              Withheld
                          ---             -------              --------
                       53,477,229        2,934,860               65,374


Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the current fiscal year. The following table presents the results of the stockholders' vote on this matter:

                          For             Against              Withheld
                          ---             -------              --------
                       56,415,305           45,837               16,321

Item 5 - Other Information
--------------------------
In December 2001, the Company announced the appointment of three new DeVry Institute campus presidents. Dr. Diane Engelhardt was appointed president of the DeVry Long Island City campus in New York. Barbara Hurley was appointed president of the Philadelphia-area campus expected to open in July 2002. Julio Torres as appointed president of the Miramar (South Florida) campus expected to open in November 2002.

In January 2002, the Company received notice of an antitrust complaint concerning the operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. The Company does not believe that there is any merit to the claim and intends to vigorously defend itself.

In January 2002, a graduate of one of DeVry Institute's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. The Company does not believe that there is any merit to the claim and intends to vigorously defend itself.

As previously disclosed, in November 2000, three graduates of one of DeVry Institute's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a current student from a second Chicago-area campus. The Company does not believe that there is any merit to the claim and intends to vigorously defend itself.


Item 6 - Exhibits and Reports on Form 8-K
----------------------------------------
(b)  Reports on Form 8-K

There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2001.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  Date: FEBRUARY 7, 2002                      /s/ Ronald L. Taylor
                                              -----------------------------
                                              Ronald L. Taylor
                                              President and Chief Operating
                                              Officer




  Date: FEBRUARY 7, 2002                      /s/Norman M. Levine
                                              -----------------------------
                                              Norman M. Levine
                                              Senior Vice President Finance
                                              and Chief Financial Office