Form 10-Q
period 2002-03-31
DEVRY INC
filed 2002-05-01
CIK 730464

                                   FORM 10-Q

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            _______________________



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002


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

                                    YES   X


  Number of shares of Common Stock, $0.01 par value, outstanding at April 15, 2002: 69,892,822







    Total number of pages:   23

                                  DeVRY INC.

                               FORM 10-Q INDEX
             For the Quarter and Nine Months ended March 31, 2002

                                                             Page No.
                                                             --------

  PART I.   Financial Information

   Item 1. Financial Statements:

     Consolidated Balance Sheets at
       March 31, 2002, June 30, 2001,
           and March 31, 2001                                  3-4

     Consolidated Statements of Income
           for the quarter and nine months ended
           March 31, 2002, and 2001                              5

     Consolidated Statements of Cash Flows
           for the nine months ended
           March 31, 2002, and 2001                              6

     Notes to Consolidated Financial
           Statements                                         7-15

   Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                           16-21


  Part II.  Other Information

   Item 5. Other Information                                    22

   Item 6. Exhibits and Reports on Form 8-K                     22


  SIGNATURES                                                    23

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                    March 31,      June 30,      March 31,
                                      2002           2001          2001
                                  -----------    ----------    -----------
ASSETS

  Current Assets

    Cash and Cash Equivalents        $ 78,297      $ 29,213       $ 26,868
    Restricted Cash                    50,820        20,484         58,345
    Accounts Receivable, Net          105,186        25,664        115,049
    Inventories                         3,085         4,899          4,130
    Deferred Income Taxes               5,221         5,221          3,526
    Prepaid Expenses and Other          2,723         3,146          3,451
                                      -------       -------        -------
       Total Current Assets           245,332        88,627        211,369
                                      -------       -------        -------
  Land, Buildings and Equipment

    Land                               58,892        42,583         42,501
    Buildings                         172,685       122,433        119,728
    Equipment                         166,165       147,437        137,422
    Construction In Progress              383        20,808         10,128
                                      -------       -------        -------
                                      398,125       333,261        309,779

    Accumulated Depreciation         (144,436)     (125,796)      (117,829)
                                      -------       -------        -------
       Land, Buildings and
         Equipment, Net               253,689       207,465        191,950
                                      -------       -------        -------
  Other Assets

    Intangible Assets, Net             35,919        32,027         32,525
    Goodwill                           42,391        46,825         47,328
    Deferred Income Taxes               3,413         4,658          1,166
    Perkins Program Fund, Net          10,201         9,753          9,746
    Other Assets                        2,155         2,320          1,679
                                      -------       -------        -------
       Total Other Assets              94,079        95,583         92,444
                                      -------       -------        -------
TOTAL ASSETS                         $593,100      $391,675       $495,763
                                      =======       =======        =======



The accompanying notes are an integral part of these consolidated financial statements.



                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                    March 31,      June 30,      March 31,
                                      2002           2001          2001
                                  -----------    ----------    -----------
LIABILITIES

  Current Liabilities

    Accounts Payable                 $ 38,399      $ 34,573       $ 33,039
    Accrued Salaries, Wages &
      Benefits                         31,789        23,782         30,725
    Accrued Expenses                    9,896        10,891          8,646
    Advance Tuition Payments            8,833        14,179          9,382
    Deferred Tuition Revenue          143,646        10,957        130,684
                                      -------       -------        -------
       Total Current Liabilities      232,563        94,382        212,476
                                      -------       -------        -------
  Other Liabilities

    Revolving Loan                     14,000            -             -
    Deferred Income Tax Liability          -             -             -
    Deferred Rent and Other            10,372        12,622         12,425
                                      -------       -------        -------
       Total Other Liabilities         24,372        12,622         12,425
                                      -------       -------        -------
TOTAL LIABILITIES                     256,935       107,004        224,901
                                      -------       -------        -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,885,847, 69,755,491  and
    69,742,851, Shares Issued and
    Outstanding at March 31,
    2002, June 30, 2001 and
    March 31, 2001,
    Respectively                          699           698            698
  Additional Paid-in Capital           65,454        64,481         63,893
  Retained Earnings                   269,636       218,772        204,921
  Accumulated Other Comprehensive
    Income                                376           720          1,350
                                      -------       -------        -------
TOTAL SHAREHOLDERS' EQUITY            336,165       284,671        270,862
                                      -------       -------        -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY               $593,100      $391,675       $495,763
                                      =======       =======        =======


The accompanying notes are an integral part of these consolidated financial statements.


                                   DEVRY INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (Dollars in Thousands Except for Per Share Amounts)
                                  (Unaudited)


                                        For The Quarter          For The Nine Months
                                        Ended March 31,            Ended March 31,
                                     ---------------------      ----------------------
                                       2002         2001          2002          2001
                                     ---------------------      ----------------------
REVENUES:

   Tuition                           $151,775     $133,001      $450,261      $385,969
   Other Educational                   12,954       11,120        35,449        33,973
   Interest                                85          242           411           817
                                      -------      -------       -------       -------
      Total Revenues                  164,814      144,363       486,121       420,759
                                      -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services        87,827       76,446       261,089       226,781
   Student Services and
      Administrative Expense           46,536       41,325       140,506       121,893
   Interest Expense                       143           89           744           278
                                      -------      -------       -------       -------
      Total Costs and Expenses        134,506      117,860       402,339       348,952
                                      -------      -------       -------       -------
Income Before Income Taxes             30,308       26,503        83,782        71,807

Income Tax Provision                   11,941       10,466        32,918        27,882
                                      -------      -------       -------       -------
NET INCOME                           $ 18,367     $ 16,037      $ 50,864      $ 43,925
                                      =======      =======       =======       =======

EARNINGS PER COMMON SHARE
   Basic                                $0.26        $0.23         $0.73         $0.63
                                         ====         ====          ====          ====
   Diluted                              $0.26        $0.23         $0.72         $0.62
                                         ====         ====          ====          ====


The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Thousands)
                                  (Unaudited)
                                                       For The Nine Months
                                                         Ended March 31,
                                                      ---------------------
                                                        2002        2001
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 50,864    $ 43,925
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                       24,163      20,656
     Amortization of Intangible Assets and Goodwill        542       2,833
     Amortization of Other Assets                           33          52
     Provision for Refunds and
      Uncollectible Accounts                            26,126      21,742
     Deferred Income Taxes                               1,245         866
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                        287         282
     Changes in Assets and Liabilities:
         Restricted Cash                               (30,336)    (38,950)
         Accounts Receivable                          (105,555)   (111,197)
         Inventories                                     1,814       2,261
         Prepaid Expenses And Other                        562      (2,929)
         Accounts Payable                                3,826       1,212
         Accrued Salaries, Wages,
          Expenses and Benefits                          7,012       6,661
         Advance Tuition Payments                       (5,346)     (6,125)
         Deferred Tuition Revenue                      132,689     120,589
                                                       -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            107,926      61,878
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (73,472)    (54,087)
  Payments for Purchase of Business,
   Net of Cash Acquired                                      -      (8,572)
                                                       -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:               (73,472)    (62,659)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                  974         882
  Proceeds From Revolving Credit Facility               55,000      24,000
  Repayments Under Revolving Credit Facility           (41,000)    (24,000)
                                                       -------     -------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             14,974         882

Effects of Exchange Rate Differences                      (344)        916
                                                       -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS               49,084       1,017

Cash and Cash Equivalents at Beginning
 of Period                                              29,213      25,851
                                                       -------     -------
Cash and Cash Equivalents at End of Period            $ 78,297    $ 26,868
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                      $   741     $   237
  Income Tax Payments During the Period, Net            35,228      29,700


The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
            For the Quarter and Nine Months Ended March 31, 2002
                                 (Unaudited)



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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 2001 and December 31, 2001, each as filed with the Securities and Exchange Commission.

The results of operations for the quarter and nine months ended March 31, 2002, are not necessarily indicative of results to be expected for the entire fiscal year.

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

SFAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. This accounting standard provides that goodwill and indefinite lived intangibles arising from a business combination will no longer be amortized and charged to expense over time. Instead, goodwill and indefinite lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value"

-------------------------------------------------------
of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. As required by SFAS 142, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the Consolidated Balance Sheets. Intangible assets with indefinite lives are not subject to amortization, but are instead reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. Indefinite lived intangible assets related to Trademarks, Trade Names and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of July 1, 2001, there was no impairment loss associated with such indefinite lived intangible assets as fair value exceeds the carrying amount.

Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets. As part of its assessment of intangible assets, the company shortened the useful life of the Class Materials intangible asset and wrote-off the $10,000 cost basis of another intangible asset.

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

-------------------------------------------------------
Intangible assets consist of the following:
                                                    As of March 31, 2002
                                            ----------------------------------
                                             Gross Carrying       Accumulated
                                                 Amount          Amortization
                                            ----------------------------------
	Amortized Intangible Assets:
		License and Non-compete
                   Agreements                    $2,600,000      $(1,153,000)
                Class Materials                   2,900,000         (210,000)
                Other                               600,000         (275,000)
                                                  ---------        ---------
                Total                            $6,100,000      $(1,638,000)
                                                  =========        =========
        Unamortized Intangible Assets:
                Trademark                       $ 1,645,000
                Trade Names                      15,872,000
                Intellectual Property            13,940,000
                                                 ----------
                Total                           $31,457,000
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
                                                 ==========

-------------------------------------------------------

                                                    As of March 31, 2001
                                            ----------------------------------
                                             Gross Carrying       Accumulated
                                                 Amount          Amortization
                                            ----------------------------------
	Amortized Intangible Assets:
		License and Non-compete
                   Agreements                    $2,500,000      $  (735,000)
                Class Materials                     500,000          (95,000)
                Other                               610,000         (175,000)
                                                  ---------        ---------
                Total                            $3,610,000      $(1,005,000)
                                                  =========        =========
Unamortized Intangible Assets:
                Trademark                       $ 1,661,000
                Trade Names                      14,146,000
                Intellectual Property            14,113,000
                                                 ----------
                Total                           $29,920,000
                                                 ==========

Amortization expense for amortized intangible assets was $137,000 and $542,000 for the three and nine months ended March 31, 2002, respectively. Amortization expense was $503,000 and $1,509,000 for both amortized and unamortized intangible assets for the three and nine months ended March 31, 2001, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ended June 30, is as follows:

		Fiscal Year
                      2002                  $730,000
                      2003                   730,000
                      2004                   730,000
                      2005                   730,000
                      2006                   230,000

The weighted-average amortization period for amortized intangible assets is 6 years for License and Non-compete Agreements, 14 years for Class Materials and 6 years for Other as of March 31, 2002.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, there was no impairment in the value of the Company's goodwill for any reporting units as of July 1, 2001. The carrying amount of goodwill related to the Undergraduate reportable segment at July 1, 2001 and March 31, 2002 was unchanged at $22,195,000. The carrying amount of goodwill related to Graduate and Professional reportable segment was $24,630,000 at July 1, 2001 and $20,196,000 at March 31, 2002. The decrease is the result of the finalization of the allocation of the Stalla Seminars purchase price as described above.

-------------------------------------------------------
As required by SFAS 142, the following is the Company's disclosure of what reported net income would have been in all periods presented, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized.

                               (Dollars in thousands except per share amounts)
                              For the Quarter Ended   For the Nine Months Ended
                                     March 31,                  March 31,
                              ---------------------   -------------------------

                                 2002       2001         2002          2001
                                 ----       ----         ----          ----
NET INCOME:
Net Income as reported        $18,367    $16,037      $50,864       $43,925

Goodwill amortization               -        304            -           810

Trademark, Trade Name and
  Intellectual Property
  Amortization                      -        220            -           670

Change in useful life of
  Class Materials                   -         (3)           -            (9)
                               ------     ------       ------        ------
Adjusted Net Income           $18,367    $16,558      $50,864       $45,396
                               ======     ======       ======        ======

EARNINGS PER COMMON SHARE:
Basic Earnings per Common
 Share as reported              $0.26      $0.23        $0.73         $0.63

Aggregate Changes in
 Amortization Expense               -        .01            -           .02
                               ------     ------       ------        ------
Adjusted Basic Earnings per
  Common Share                  $0.26      $0.24        $0.73         $0.65
                               ======     ======       ======        ======

Diluted Earnings per Common
  Share as reported             $0.26      $0.23        $0.72         $0.62

Aggregate Changes in
  Amortization Expense              -          -            -           .02
                               ------     ------       ------        ------
Adjusted Diluted Earnings per
   Common Share                 $0.26      $0.23        $0.72         $0.64
                               ======     ======       ======        ======

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,855,000 and 69,721,000 for the third quarters ended March 31, 2002 and 2001, respectively and 69,810,000 and 69,689,000 for the nine months ended March 31, 2002 and 2001, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,611,000 and 70,697,000 for the third quarters ended March 31, 2002 and 2001, respectively and 70,618,000 and 70,678,000 for the nine months ended March 31, 2002 and 2001, respectively. Excluded from the third quarter and nine month ended March 31, 2002 computations of diluted earnings per share were options to purchase 677,000 and 604,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares and therefore, their effect would be anti-dilutive.

Comprehensive Income
--------------------
Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" establishes standards for reporting and display of comprehensive income and its components in the financial statements. The components of Comprehensive Income, other than those included in Net Income, were immaterial for the quarter ended March 31, 2002.

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

Following is a tabulation of business segment information for the quarters and for the nine month periods ended March 31, 2002 and 2001. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.
                                              (Dollars in thousands)

                                    For the Quarter      For the Nine Months
                                    Ended March 31,        Ended March 31,
                                   ------------------    -------------------
                                    2002       2001        2002       2001
                                    ----       ----        ----       ----
Revenues:
   Undergraduate                  $142,057   $126,243    $416,572   $364,836
   Graduate and Professional        22,752     18,566      70,613     56,819
   Intersegment Elimination              5       (446)     (1,064)      (896)
                                   -------    -------     -------    -------
Total Consolidated Revenue        $164,814   $144,363    $486,121   $420,759
                                   =======    =======     =======    =======
Operating Income:
   Undergraduate                  $ 26,181   $ 24,706    $ 69,631   $ 64,986
   Graduate and Professiona          4,612      3,050      16,025     10,508
   Reconciling Items:
     Amortization Expense             (148)    (1,021)       (575)    (2,885)
     Interest Expense                 (143)       (89)       (744)      (278)
     Depreciation and Other           (194)      (143)       (555)      (524)
                                   -------    -------     -------    -------
Total Consolidated Income before
    Income Taxes                  $ 30,308   $ 26,503    $ 83,782   $ 71,807
                                   =======    =======     =======    =======
Segment Assets:
   Undergraduate                  $490,562   $403,147    $490,562   $403,147
   Graduate and Professional        81,423     73,471      81,423     73,471
   Corporate                        21,115     19,145      21,115     19,145
                                   -------    -------     -------    -------
Total Consolidated Assets         $593,100   $495,763    $593,100   $495,763
                                   =======    =======     =======    =======
Additions to Long-lived Assets:
   Undergraduate                  $ 10,614   $ 14,332    $ 72,059   $ 52,861
   Graduate and Professional           370        345       1,413      1,226
                                   -------    -------     -------    -------
Total Consolidated Additions
      to Long-lived Assets        $ 10,984   $ 14,677    $ 73,472   $ 54,087
                                   =======    =======     =======    =======

Depreciation Expense:
   Undergraduate                  $  7,852   $  6,917    $ 22,433   $ 18,917
   Graduate and Professional           397        437       1,150      1,160
   Corporate                           193        193         580        579
                                   -------    -------     -------    -------
Total Consolidated Depreciation   $  8,442   $  7,547    $ 24,163   $ 20,656
                                   =======    =======     =======    =======
Amortization Expense:
   Undergraduate                  $      8   $    271    $     23   $    815
   Graduate and Professional           140        750         552      2,070
                                   -------    -------     -------    -------
     Total Consolidated
      Amortization                $    148   $  1,021    $    575   $  2,885
                                   =======    =======     =======    =======

The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 10% of total revenues for the quarters and for the nine months ended March 31, 2002 and 2001. Revenues and long-lived assets by geographic area are as follows:

                                              (Dollars in thousands)

                                     For the Quarter      For the Nine Months
                                     Ended March 31,        Ended March 31,
                                    -------------------   --------------------
                                      2002       2001        2002       2001
                                      ----       ----        ----       ----
Revenues from Unaffiliated Customers:
  Domestic Operations               $159,130   $138,427    $468,106   $402,793
  International Operations             5,684      5,936      18,015     17,966
                                     -------    -------     -------    -------
  Consolidated                      $164,814   $144,363    $486,121   $420,759
                                     =======    =======     =======    =======
Long-lived Assets:
  Domestic Operations               $337,724   $274,016    $337,724   $274,016
  International Operations            10,044     10,378      10,044     10,378
                                     -------    -------     -------    -------
  Consolidated                      $347,768   $284,394    $347,768   $284,394
                                     =======    =======     =======    =======

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 4:  COMMITMENTS AND CONTINGENCIES

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. The Company has accrued amounts it believes are appropriate to vigorously pursue its defense in these matters. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

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

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2001. The Company's annual report on Form 10-K includes a description of significant accounting policies including, but not limited to, accounting policies on revenue recognition, depreciation methods, asset impairment recognition and capitalization of internal software development costs. The following discussion of the Company's results of operations and financial condition should also be read in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 2001, and December 31, 2001, each as filed with the Securities and Exchange Commission.

Because of the somewhat seasonal pattern of the Company's enrollments and its educational program starting dates, which affect the results of operations and the timing of cash inflows, the Company's management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding interim quarterly period in the preceding year.


Results of Operations
---------------------
The Company's total consolidated revenues increased from last year by $20.5 million and $65.4 million for the third quarter and first three quarters of the fiscal year, respectively. Tuition revenues, the largest component of revenue, representing over 92% of total revenues, increased by $18.8 million, or 14.1% for the third quarter compared to the third quarter of last year.
For the first nine months, the increase in tuition revenues was $64.3 million, or 16.7%. The increases in tuition revenue were produced by several positive factors including higher student enrollments and increased tuition pricing at all of the Company's operations.

Other Educational Revenues, which are composed primarily of the sales of books and supplies and fee charges in all of the Company's educational operations, increased by $1.8 million and $1.5 million for the third quarter and nine months, respectively. Further outsourcing of some Undergraduate segment bookstore operations compared to the third quarter of last year, discussed in more detail below, limited increases in this revenue category for both the quarter and year to-date, as expected. This was more than offset by a new

Technology and Software Supplies charge, which is being billed each term, to DeVry Institute students to provide them with current technology in their classrooms and laboratories and their own suite of software to help ensure that DeVry graduates have both current software and technology expertise. This charge is recognized ratably into income over the applicable academic term, similar to the recognition of tuition revenue. In the Graduate and Professional segment, book sales to greater numbers of enrolled students attending the Keller Graduate School programs and sales of the Becker CD-ROM and other study materials continue to increase.

Interest income on the Company's short-term investments of cash balances declined slightly in the quarter and first nine months from the corresponding periods of a year ago because of lower prevailing interest rates earned on these balances and somewhat lower balances being invested during the period.

Undergraduate segment revenues increased by $15.8 million, or 12.5%, for the third quarter compared to last year. For the first three quarters, revenues increased by $51.7 million, or 14.2%, from last year. Total student enrollment at the DeVry Institutes for the fall term that began in November 2001 increased by 3.5% from last year to 48,698. In addition, tuition pricing was increased by approximately 6% from last year effective with the summer term that began in July. Tuition rates at the more recently opened Institute locations have been generally higher than the system average, further contributing to the overall rate of revenue increase. Contributing to the record revenues were the opening of a new DeVry Institute campus in the Seattle, Washington, area in July and a new campus in the Washington, DC, area in November. Undergraduate enrollments for the spring term that began in March 2002 were 46,210, compared to 46,792 last year including the remaining enrollments of certain discontinued Denver Technical College programs still being taught to program completion. At the start of the current fiscal year, 11 of the DeVry Institute bookstores were outsourced and a 12th store was outsourced in the second quarter, contributing to the lesser rate of increase in Other Educational revenues compared to the rate of increase in Tuition revenues from last year. At the end of March last year, a total of 9 bookstores had been outsourced.

In the Graduate and Professional segment, revenues increased by $4.2 million, or 22.5%, from the third quarter of last year. For the first three quarters, revenues increased by $13.8 million, or 24.3%, from last year. At Keller Graduate School, total course enrollment for the term that began in November increased by 19.9% from the same term a year ago and course enrollment for the term that began in February 2002 increased by 22.9%. Enrollment increases at Becker Conviser and higher sales of their CD-ROM and online products further contributed to the increased revenues in this segment as did tuition price increases implemented during the past year at both Keller Graduate School and Becker Conviser.

The Company's Cost of Educational Services increased by $11.4 million, or 14.9%, from last year. For the first nine months, these costs increased by $34.3 million, or 15.1%. Costs increased in support of increased enrollments and new operating locations. The opening of new locations contributes greater increases to cost than to revenue in their early terms of operation. In addition, during the second and third quarters the Company incurred the incremental cost of acquiring and distributing individual software licenses for undergraduate students in most of DeVry Institute's programs. These software costs, in conjunction with the Technology and Software Supplies charge, are an expansion of DeVry's commitment to educational program support. Depreciation expense, most of which is included in Cost of Educational Services, increased by 17% from last year to $24.2 million for the first three quarters. The increase in depreciation expense reflects the continued high level of capital spending on expansion and improvement throughout all of the Company's operations.

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

Student Services and Administrative Expense increased by $5.2 million, or 12.6%, in the third quarter compared to last year. For the first nine months, these costs increased by $18.6 million, or 15.3%, from last year. In the second quarter, the pace of advertising for student recruitment was pared back and the advertising was re-timed to occur in the third quarter. In the third quarter, and contributing to the year-to-date spending increase, the Company incurred the higher student recruitment advertising expense in the Undergraduate segment in response to an increasingly competitive environment and the depressed technology sector that apparently continues to affect the career choices of potential applicants.

The Company is continuing its development of a new student information system to better support its educational processes and related activities. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. During the third quarter, the Company capitalized $1.9 million. For the first nine months, the total amount capitalized was $3.9 million while an additional $3.0 million was charged directly to Student Services and Administrative
expense during the period.   One of the Company's Directors is also a director
of a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm during the first nine months of fiscal 2002 totaled $2.2 million.

Partly offsetting the increased student recruitment expenses and information system development costs during the first nine months was a reduction of $2.3 million in amortization expense of intangible assets and goodwill compared to the same period a year ago as a result of the Company's adoption of Statement of Financial Accounting Standard No. 142, entitled "Goodwill and Other Intangible Assets". Goodwill and indefinite lived intangible assets arising from a business combination will no longer be amortized and charged to expense over time. Instead, goodwill and indefinite lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. As of July 1, 2001, there was no impairment loss associated with the Company's indefinite lived intangible assets or goodwill associated with the reporting units represented by the Company's three operating segments.

In the Undergraduate segment, although the amount of operating income increased from the levels of a year-ago, operating margins as a percent of revenues of 18.4% and 16.7% for the second quarter and nine months, respectively, were both approximately 1.1% lower than for the corresponding periods last year. The increased level of spending on student recruitment, the opening of two new undergraduate locations and a lesser number of new student enrollments in the fall and spring term all contributed to the lower operating margin.

In the Graduate and Professional segment, operating margins for the quarter were 20.2%, up from 16.4% in the third quarter of last year. For the nine months, operating margins of 22.7% increased similarly from the year-ago period. The increased margins reflect the operating efficiencies from higher enrollments and higher tuition pricing at both the Keller Graduate School and Becker Conviser Professional Review.

Interest expense of $0.1 million in the quarter increased only slightly from the third quarter of last year. For the first nine months, interest expense was $0.7 million compared to less than $0.3 million last year. The higher interest expense for the nine months reflects borrowings under the Company's revolving line of credit through the first three quarters to meet both cyclical operating needs and to fund the purchase of two DeVry Institute campuses in the first quarter that were formerly occupied under operating leases.

Taxes on income were 39.4% of pre-tax income for the third quarter, almost equal to the tax rate in the third quarter of last year. For the first nine months, the rate on pre-tax income was 39.3% compared to 38.8% last year. The higher year-to-date effective tax rate reflects an increase to the weighted average state income tax rate on the Company's U.S. operations and downward adjustments to the value of the Company's Canadian tax loss carryforward benefits based on tax rate reductions in the expected future utilization periods.

Reported Net Income for the quarter totaled $18.4 million or $0.26 per share (diluted), a record for any third quarter in the Company's history. Net Income increased by 14.5% from last year. For the first three quarters, Net Income increased by 15.8% from last year to $50.9 million or $0.72 per share (diluted), a record for any first three quarter period in the Company's history. The prior year third quarter and first nine months diluted earnings per share would have been $0.01 and $0.02 per share higher, respectively, without the expense associated with goodwill and indefinite lived intangible assets that are no longer being amortized in accordance with SFAS 142.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $107.9 million for the first nine months, up more than 70% from the same period a year ago. Contributing to this increase in cash flow was a reduction in the level of accounts receivable, higher net income and the increased non-cash charges for depreciation, refunds and bad debt included in this net income. The reduction in accounts receivable is attributable to a reduction in the amount of money owed to the Company under various state and federal financial aid programs as a result of more timely requests for the funds owed and improved cash management in the student financial aid process plus a strong start to the collection process for amounts owed by undergraduate students who are attending the term that began in March. Federal and state financial aid programs represent over 60% of the collections for U.S. DeVry Institute revenues.

Capital spending for the first nine months reached a record high of $73.5 million. Contributing to the record spending level was the first quarter purchase of two DeVry Institute campuses, in Pomona, California, and Addison, Illinois, both formerly occupied under operating leases. These purchases totaled approximately $37.8 million, or approximately 50% of the total spending year-to-date. Capital spending on improvements and expansion throughout all of the Company's educational operations is an integral part of the Company's operating strategy. Capital spending in future periods is expected to be maintained in full support of this strategy.

In the first quarter, the Company borrowed $55 million under its revolving line of credit agreement to fund the record capital spending and to meet cyclical operating needs. Using cash generated from the cyclical inflow following the start of the DeVry Institute summer term, the Company repaid $15 million of the borrowings before the end of the first quarter. In the second quarter, the Company repaid an additional $15 million using cash generated from the cyclical inflow following the start of the DeVry Institute fall term. In the third quarter, the Company repaid an additional $11 million of the borrowings, reducing the outstanding borrowing to $14 million. In addition, there were approximately $2.2 million in outstanding letters of credit issued in conjunction with the Company's participation in federal financial aid
programs and property insurance coverage policies.   Subsequent to the end of
the third quarter, the Company repaid the entire amount of its borrowings except for the outstanding letters of credit.

In December 2001, the Company and its banks amended the $85 million revolving loan agreement under which the Company has issued letters of credit and borrowed to meet cyclical operating requirements and for capital spending and acquisitions. The term of the agreement was extended to February 1, 2004. In addition, the covenant limiting capital expenditures was removed and the fixed charge covenant was modified to provide improved flexibility for the Company's future operations.

The Company's long-term contractual obligations consist only of its revolving line of credit, operating leases on facilities and equipment and agreements for various services. The Company is not a party to any other long-term contractual or off-balance sheet financing arrangements nor are there any unconsolidated subsidiaries of the Company.

The principal source of the Company's liquidity is operating cash flow that is significantly dependent upon the Company's continued participation in and compliance with federal, state and provincial financial aid programs. The Company is highly dependent upon the timely receipt of these financial aid funds in both its U.S. and Canadian operations. The Company estimates that, historically, approximately 70% of its Undergraduate segment's tuition, bookstore and fee revenues have been financed by government-provided financial aid to students. More recently, Keller Graduate School students have begun to make increased use of student loan offerings that now represent over 30% of Keller's revenues. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained.

Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding against the Company. In

April 2002, the Company received notice from the Office of Postsecondary Education of the United States Department of Education of a limited scope program review of federally funded student financial assistance programs administered by the DeVry Institutes. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at various DeVry Institutes. Previous program reviews at DeVry Institutes have not resulted in significant findings or adjustments.

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

The Company does not expect that there will be any immediate impact on its financial statements upon adoption of SFAS No. 143 or SFAS No. 144; however, the Company has not yet completed its full analysis of these new standards.

Item 5 - Other Information

In February 2002, the Company announced that the Higher Learning Commission of the North Central Association approved the merger of DeVry Institutes and Keller Graduate School of Management into a single educational institution with the name DeVry University. The DeVry University designation represents a clear statement of the kind of comprehensive higher education system that the Company has become.

In March 2002, the Company announced that it leased land to build an approximately 72,000 square foot undergraduate campus in the NorthRidge Business Park in Westminster (Denver), Colorado. Courses are expected to be offered for the March 2003 term. The current campuses in Denver and Colorado Springs will remain open during the construction and selected programs are expected to continue to be offered at these locations in the future.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. The Company does not believe that there is merit to this claim and intends to vigorously defend itself.

The following updates the status of litigation and claims previously disclosed:

In January 2002, the Company received notice of an antitrust complaint concerning the operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. On April 15, 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice.

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

There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:  MAY 1, 2002                          /s/Ronald L. Taylor
                                            -----------------------------
                                            Ronald L. Taylor
                                            President and Chief Operating
                                            Officer




Date: MAY 1, 2002                           /s/Norman M. Levine
                                            ---------------------------------
                                            Norman M. Levine
                                            Senior Vice President Finance and
                                            Chief Financial Office