Form 10-K
period 2002-06-30
DEVRY INC
filed 2002-09-25
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                              [FEE REQUIRED]

For the fiscal year ended:             JUNE 30, 2002
                          -----------------------------------------------------
Commission file number:                0-12751
                       --------------------------------------------------------

                                       DeVRY INC.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            DELAWARE                                               36-3150143
------------------------------------------------------------- -----------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                            Identification No.)

     ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS       60181
-------------------------------------------------------------- ----------------
          (Address of principal executive offices)              (Zip Code)

Registrant's telephone number; including area code      (630) 571-7700
                                                  -----------------------------

Securities registered pursuant to section 12(b) of the Act:

Title of each class:                 Name of each exchange on which registered:

              NONE
-----------------------------------  ------------------------------------------
        Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $0.01 PAR VALUE
-------------------------------------------------------------------------------
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X].  No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



       SEPTEMBER 3, 2002 - $1,012,142,700.00
-------------------------------------------------------------------------------
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



       SEPTEMBER 3, 2002 - 69,922,793 shares of common stock, $0.01 par value
-------------------------------------------------------------------------------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                    DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 2002, are incorporated into
Part III of this Form 10-K to the extent stated herein.


Exhibit Index located on Pages 118-121             Total number of pages, 135

                                DeVry INC.
                        ANNUAL REPORT ON FORM 10-K
                      FISCAL YEAR ENDED JUNE 30, 2002

                             TABLE OF CONTENTS
                                                                    PAGE #
PART I
  Item 1  - Business                                                    3
  Item 2  - Properties                                                 44
  Item 3  - Legal Proceedings                                          50
  Item 4  - Submission of Matters to a Vote of Security Holders        51
          - Executive Officers                                         52

PART II

  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                58
  Item 6  - Selected Financial Data                                    59
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              59
  Item 8  - Financial Statements and Supplementary Data                79
  Item 9  - Changes in and Disagreements with Accountants              79

PART III

  Item 10  - Directors and Executive Officers                         111
  Item 11  - Executive Compensation                                   111
  Item 12  - Security Ownership of Beneficial Owners and Management   111
  Item 13  - Certain Relationships and Transactions                   111

PART IV

  Item 14 - Exhibits, Financial Statements and Reports on Form 8-K    112
          - Financial Statements                                      112
          - Financial Statement Schedules                             112
          - Exhibits                                                  112
          - Reports on Form 8-K                                       112
          - Signatures                                                114
          - Certifications                                            116
                                  PART I
                                  ------

Certain information contained in this Annual Report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in information, electronics and telecommunication technology; dependence on student financial aid; dependence on state and provincial approvals and licensing requirements; dependence on continued accreditation for DeVry University and the other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.

Copies of this Annual Report on Form 10-K may be obtained at the Company's website, www.devry.com.


ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company's executive offices are located at One Tower Lane, Oakbrook Terrace, Illinois, 60181. The Company's telephone number is
(630)571-7700.

The Company, through its wholly-owned subsidiaries, owns and operates DeVry University and Becker Conviser Professional Review ("Becker"). DeVry University includes DeVry Institutes, with undergraduate programs in technology and business, and Keller Graduate School of Management ("Keller Graduate School"), with graduate programs in management.

In fiscal 1999, the holding company for the degree-granting operations was renamed from Keller Graduate School of Management, Inc. to DeVry
University, Inc., to better reflect the comprehensive higher education system that it has become. DeVry Institutes; DeVry Canada, Inc.; and

Keller Graduate School of Management are a part of DeVry University. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in North America.

Becker prepares candidates for the Certified Public Accountant ("CPA"), Certified Management Accountant ("CMA") and Chartered Financial Analyst ("CFA") professional certification examinations.

In July 1999, the Company completed its acquisition of substantially all of the net tangible operating assets, trademarks and other intangible assets of the Denver Technical College ("DTC"). At the time of its acquisition, DTC offered diploma and undergraduate degree programs in electronics, computer technology, business and medical technology to approximately 1,700 students on campuses in Denver and Colorado Springs, Colorado. Effective July 2001, Denver Technical College was integrated into DeVry University. All new students, starting with the July 2001 term, were enrolled in DeVry undergraduate programs and no further enrollments were accepted to the original DTC programs. Students previously enrolled in the original DTC programs are continuing their enrollment until they finish their program, which is expected by the end of the Company's fiscal 2003.

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

Following the 1999 renaming of the holding company for the degree granting operations to DeVry University, the Company's resources and organization were restructured to better serve the needs of its degree program students, employers and shareholders through a single, unified operation. In February 2002, the Higher Learning Commission of the North Central Association of Colleges and Schools approved the merger of DeVry Institutes and Keller Graduate School into one educational institution named DeVry

University with single accreditation. To reflect these changes, the Company's reportable segments have been realigned from those presented in previous reports. In support of the realignment of its reportable segments, the Company has provided the required selected financial results and elements of financial position for both the current and previous segmentation in Note 9 to the Consolidated Financial Statements, "Segment Information."

The amounts of revenue and identifiable long-lived assets of the Company's U.S. and foreign operations are presented in Note 9 to the Consolidated Financial Statements, "Segment Information".


   DeVry University Segment
   ------------------------
The DeVry undergraduate programs trace their origin to Dr. Herman DeVry and for more than 70 years have provided career-oriented technology-based education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, the DeVry undergraduate programs are offered on twenty one campuses in the United States, three campuses in Canada and several smaller DeVry University Center ("DVUC") teaching locations operated in conjunction with graduate school program offerings at these sites.

Keller Graduate School was founded in Chicago in 1973 on the idea that the most important components of management education are effective teaching and student mastery of practical management skills. Building on its original MBA program offering, as of the end of the fiscal year Keller now offers a total of seven management masters degree programs and numerous concentrations within some of these programs at 48 teaching centers.

Originally offering only undergraduate programs in electronics, DeVry introduced its undergraduate computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980's, DeVry expanded its program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced, followed by the telecommunications management program and the introduction of an accounting program in the spring of 1988. In 1994, DeVry introduced the undergraduate technical management degree completion program which focuses on business and management skills for students who already have an associate degree. In 1997, the undergraduate business operations program was redefined and is now the business administration program, with a concentration in accounting, replacing the previously separate accounting program, and other concentrations in e-commerce, operations management, project management and business information systems. In 1998, in response to the increasing employment demands of the information technology field, a one year Information Technology program was first offered at the Toronto-area campuses to bachelor's level college graduates of any discipline and is now offered at most undergraduate campuses in the United States. The Information Technology program is designed for the bachelor's-level graduate seeking career change and enhancement opportunities in IT. The program is structured around a core of technology-oriented specialty courses, with an emphasis on applying computer technology to solve business problems.

In fiscal 2000, DeVry introduced a new undergraduate bachelor's degree program in computer engineering technology, ("CET"). This program is aimed at helping students develop skills and knowledge in software engineering, operating systems, data structures and algorithms, and distributed computer systems. Other programmatic initiatives developed during the past several years include new delivery formats, such as weekend class schedules, compressed and accelerated course schedules and technology-assisted delivery options including online courses.

In fiscal 2001, DeVry announced two new undergraduate educational program delivery initiatives. The bachelor of business administration degree program was the first undergraduate DeVry program to be offered in a fully online format. Subsequently, the bachelor of information technology and the bachelor of technical management programs were added in an online format. Additional programs will be added in an online format in the future. The online format allows DeVry to better serve place-bound students and others whose schedules prevent them from attending classes in person.

The second new delivery initiative was the formation of DeVry University Centers. In fiscal 2001, DeVry University opened the first adult-learner DeVry University Center in conjunction with the existing graduate school teaching site in the downtown Chicago area. This teaching center is aimed at providing both undergraduate and graduate education convenient to working adults. At this expanded former graduate teaching center, DeVry

University now offers selected accelerated undergraduate degree programs formatted and oriented to adult students with the option to combine online with on-site coursework. By the end of fiscal 2002, three additional DeVry University Centers had been opened. Additional DeVry University Centers are planned to be opened in fiscal 2003.

In addition to the Master of Business Administration ("MBA") program, which Keller Graduate School began offering in 1977, Keller introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In 1995, Keller began offering a Health Services Management ("HSM") concentration within its MBA program. In 1997, Keller introduced a Master of Telecommunications Management ("MTM") program to meet the need for expertise in this growing field. The MTM program was developed in conjunction with the DeVry undergraduate telecommunications program. In 1998, Keller began offering two new programs, the Master of Information Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). The MAFM program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Management Accountant or Chartered Financial Analyst. These exam-preparation concentrations were developed in conjunction with the Becker Conviser Professional Review.

Concentrations in electronic commerce, international business and marketing are among those that have been developed to broaden the scope and appeal of the original MBA program. In fiscal 2002, the MBA program was offered with a specialization in the management of public and private K-12 educational systems, designed to prepare students to be effective educational leaders.

Also new for fiscal 2002, approval was granted to offer a 7th graduate degree program, the Master of Public Administration ("MPA"). The MPA consists of three tracks: Government Management, Nonprofit Management, and Public Health Management. The MPA incorporates the same practitioner focus as the other graduate programs and is designed for students who want to become successful managers in the not-for-profit or government arenas. All of the Keller graduate programs and concentrations are aimed at satisfying the need for advanced education in high demand areas.

In addition to its expanding network of classroom based program offerings, Keller offers all of its programs in an online format. These offerings are designed to allow students to efficiently complete their degrees entirely online or in any combination of online and on-campus coursework that suits their needs.

In addition to its programmatic expansion and new delivery method initiatives, DeVry University embarked upon a strategy of facility improvement and expansion in 1991 to attract and retain increased student enrollment. This improvement and expansion strategy includes facility renovations, expansion of existing campuses and openings of new campuses. Similarly, graduate school teaching centers were relocated, renovated and increased in number.

Expansions and improvements during the past several years include a new undergraduate campus opened in Fremont, California, in July 1998 and in November 1998, a new undergraduate campus opened in Long Island City, New York. In November 1999, a new undergraduate campus opened in West Hills, California, the third DeVry undergraduate campus in the Los Angeles area. In July 2000, a new undergraduate campus opened in Tinley Park, Illinois, the third DeVry campus in the Chicago area. In July 2000, the Company acquired the operations of Denver Technical College with two undergraduate campuses in Colorado, the Company's first campuses in that state. In November 2000, a new undergraduate campus was opened in Orlando, Florida, the first campus in that state. Further expansion was accomplished with the completion of a technology center addition to the urban Chicago campus, a renovation and expansion program at the Columbus, Ohio, campus and completion of the expansion of the New York undergraduate campus into its third floor leased space, bringing that campus to its full facility size. In July 2001, a new undergraduate campus was opened in the Seattle, Washington, area, the first in that state. In November 2001, a new undergraduate campus was opened in the Washington, D.C. area, the first campus in that area. In July 2002, a new undergraduate campus was opened in the Philadelphia, Pennsylvania, area, the first DeVry University undergraduate campus in that state.

Keller emphasizes practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. At the start of the June 2001 term, classes were being offered at 42 locations nationwide, including the Online Education Center. At the start of the June 2002 term, classes were being offered at 48 locations nationwide, including the Online Education Center. Additional teaching centers are planned to be opened in fiscal 2003. Some of Keller's teaching sites are co-located on DeVry undergraduate campuses and some are within a DeVry University Center. Also, one classroom teaching site and the Online Education Center are located in the Company's corporate headquarters in Illinois. In addition, some Keller teaching sites host Becker exam review classes where space and location are appropriate.

In addition to its expanding network of graduate teaching locations, graduate programs were first offered online in September 1998. The Online Education Center now extends delivery of all of the master's degree programs to students who reside beyond the geographic reach of local centers, whose schedules preclude attending weekly classes onsite and/or who cannot find their desired course at the teaching center near where they live or work.

At the beginning of the spring 2002 semester, which was the final semester in the Company's fiscal year 2002, approximately 46,210 full and part-time students were enrolled in DeVry University undergraduate day, evening and online programs. The Company's undergraduate programs accounted for approximately 85% of the Company's revenues in fiscal 2002. In addition, there were approximately 9,925 coursetakers in graduate school programs for the Spring term that began in February.

Classes began in July for the DeVry University undergraduate summer 2002 semester. This is the first semester in the Company's fiscal year 2003. Although total DeVry undergraduate enrollments increased during fiscal 2002 from the previous year, these undergraduate program offerings are heavily concentrated in the areas of computer and electronics technology. Interest in these programs as careers has been adversely affected by the news of employee layoffs and financial difficulty encountered by many firms in the technology sector of the economy. As a result, new undergraduate student enrollments declined from year-ago levels by 6.2%, 7.6% and 14.2% in the final two semesters of fiscal 2002 and in the summer term (fiscal 2003), respectively. As a result, total undergraduate enrollment for the summer term was 43,567 compared to 47,415 in the previous summer. There were, however, an increased number of students attending Keller graduate School, with approximately 8,209 coursetakers in graduate programs for the term that began in June compared to 6,683 a year-ago. Historically, the summer term has been the period of lowest DeVry University enrollment during the year.

DeVry University operates in the $250 billion higher education segment of the overall education market. Changing demographics in the United States are expected to increase the size of the higher education market and benefit the Company's future undergraduate enrollment. After a period of nearly two decades during which the number of graduating high school seniors declined by 25 percent to approximately 2.4 million, 1995 marked the beginning of a slow but steady increase in the number of high school graduates resulting from the "baby boom echo". The National Center for Education Statistics forecasts that the number of graduating high school seniors will increase to more than 3.1 million by 2007/2008. The forecasted rate of increase in the number of high school graduates in many of the states in which the Company's undergraduate programs are offered is greater than the forecasted national rate of increase, further contributing to future enrollment growth opportunities. Of the ten states with the largest projected increase in high school graduates over the next nine years, DeVry University has undergraduate campuses in seven of these states.

Enrollment in U.S. degree granting postsecondary education institutions is projected to increase by more than 15% to 17.7 million in 2011/2012 from
15.3 million in 1999/2000. College enrollments of students in the 18 to 24 year-old age cohort are expected to increase by 9% to 10,252,000 in 2007 and by 16% to 10,979,000 in 2011. Students in this age cohort represent a substantial portion of DeVry University's full-time undergraduate day school enrollments. Moreover, these students will be demographically different from college bound generations of the past. They will include more minorities, women, recent immigrants and lower income candidates.
Some of the DeVry undergraduate campuses rank near the top on the list of institutions with degrees granted to minority students in the fields of computer and information science, business and all academic disciplines combined. DeVry undergraduate programs have attracted many students from immigrant and minority populations, often these students are the first in their family to attend college. In addition, growth in college enrollments is outpacing the growth in high school graduates as a greater percentage of these graduates is going to college. From an enrollment rate of 49% in 1980, enrollment rates increased to 60% in 1990 and to 66% or more, currently.

In addition to the projected growing number of traditional-age students, more adults are returning to college. According to the U.S. Department of Education, over 6 million, or nearly 40%, of all college students are 25 years of age or older. The increased number of older students attending college today has positively influenced DeVry University enrollments and has been fueled by (1) the development of the knowledge-based economy, (2) the rapid pace of technological change in the workplace, (3) the growing recognition of the strong correlation between education and income, (4) the emergence of e-learning tools that make continuing education more accessible and convenient, and (5) growing recognition of the importance of lifelong learning. The number of college students who are 25 years and over is projected to reach 6.5 million in 2007 and 6.7 million in 2011, an increase of 6.5% and 9.8%, respectively, over 2002. Because less than a quarter of American adults over 25 have a bachelor's degree or higher today, adult student participation rates should continue to be stable and favorable through at least the end of the decade.

At DeVry University, almost 50% of its new student undergraduate enrollees are 25 years of age or older and approximately 25% of recent new undergraduate student enrollees at its U.S. campuses had some prior college experience. At Keller Graduate School, based upon a recent student survey, the average student was determined to be 34 year old. Approximately 90% of Keller students were employed full time. Nearly 70% take one course a term and 30% take two or more courses. Just over 50% of Keller students are women and minority students represent approximately 45% of total enrollment.

Some undergraduate programs are being offered on weekends to serve the working adult student and several programs are offered in an accelerated delivery format with a shorter term length and time to completion. While these programs present an intensive and demanding experience, they enable students to still fulfill other responsibilities while pursuing their educational objectives. Graduate programs are offered in the evenings and on weekends for maximum convenience to working adults.

In today's information-driven economy, a higher education degree is extremely important. In 1980, the pay difference between someone with a high school education versus an undergraduate college education was 50%. In 1995, the wage gap had increased to over 80% and today, that difference is over 100%. The gap is even larger for those with graduate degrees. Students recognize this wage gap and are seeking the skills and degrees necessary to enhance their future career and earnings potential.

Online learning is growing rapidly within higher education. The U.S. Department of Education estimates online education revenues at $7.0 billion by 2004 and projects that nearly 90% of colleges and universities will offer some form of e-learning by 2005. These projections suggest that competition for online students will continue to increase and that online education is increasingly recognized as an effective medium of educational delivery. The U.S. Department of Education also estimates that the number of degree-seeking students taking online courses will grow at a compounded annual rate of 33% for the next several years, reaching 2.2 million students by 2004.

The DeVry University approach to distance learning is to focus on the quality of education delivered to the student. The technical feasibility of the delivery system, while an integral component of online course delivery, is not the sole or primary focus. Some classroom-based courses also have a distance education component for learning enhancement.

DeVry University Online offers undergraduate and graduate programs in business and technology via the Web. It builds on the successful model initially implemented at the graduate level in 1998 and draws on the content and pedagogy of both the undergraduate and graduate systems.

DeVry University Online currently offers all of the Keller graduate programs and the DeVry undergraduate Business Administration (BSBA), Technical Management (BSTM), and Information Technology (IT) programs. As part of the Higher Learning Commission of the North Central Association Comprehensive Evaluation visit in August 2002, DeVry University has requested approval to offer all of its programs and courses online.

DeVry University Online is a cornerstone of both the DVUC initiative and the educational system capacity strategy in that it provides mix-and-match capability, ensuring a full complement of courses at DVUCs and helping optimize use of faculty and classroom space at all teaching locations.

Each of the undergraduate programs is designed to integrate general education and technology or business. General education courses develop skills and competencies that help graduates enhance both their professional and personal capabilities. Businesses require graduates who can fit into an organization by working collaboratively, having an understanding of how business works, communicating clearly and having the in-depth technical knowledge to get the job done. Laboratory courses throughout each curriculum provide the opportunity to translate classroom learning into a practical, hands-on experience that better prepares the student for the workplace.

Undergraduate classes are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. The availability of part-time employment and government-provided financial aid partially offset the competitive advantage of schools charging a lower tuition. Each curriculum is generally consistent at all of the undergraduate campuses, with content variations introduced to meet local employment market needs. This common curriculum is another competitive advantage that allows students to transfer, if necessary, to an undergraduate campus at a different location without interrupting their studies.

Graduate program faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, technology, quality and international issues are woven throughout the curricula. Keller's curricula, which like the undergraduate curricula are generally consistent at all locations, are regularly reviewed for relevance to both students and employers.

To facilitate student success, DeVry University devotes significant resources to libraries and academic support services which can assist students in any phase of their educational program. In addition, DeVry undergraduate students are encouraged to participate in an array of offered activities. Each student is also required to complete a student success or problem solving strategy course aiming at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success.


   Professional and Training Segment
   ---------------------------------
In June 1996, the Company acquired the Becker CPA Review. At the time of acquisition, Becker was a leading international training firm preparing students to take the national Certified Public Accountant and Certified Management Accountant examinations.

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

For the May 2002 CPA examination, Becker offered CPA review classes at approximately 300 locations, including sites in approximately 30 foreign countries, serving more than 30,000 students annually. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA review course conveniently packaged on CD-ROM or in an online format. The CD-ROM and online products are interactive, bridging the gap between classroom study and self study. The structured lesson plan emphasizes the "work and remember" teaching system which has been so successful in the Becker classroom environment.

Becker's proprietary course materials and teaching methods, which include CD-ROM based presentation materials coupled with live classroom instruction, result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing nearly one half of all students passing the CPA exam.

In the spring of 2000, Becker offered a pilot version of its own CFA review course for the Level 1 examination. In January 2001, the Company acquired Stalla Seminars as a complement to its own review course. Stalla is a leading provider of CFA review courses and study materials, offering classroom seminars in selected cities in the United States and in major financial centers around the world. Stalla also offers CFA exam study materials in print, on video as a supplement to its classroom based seminars or for use in independent study and in an online format. The number of candidates seeking the Chartered Financial Analyst professional designation has increased significantly over the past several years and now totals more than 80,000 annually for all three exam levels, more than half of which are taking the Level 1 exam.

Customized educational and training programs are offered through the Center for Corporate Education ("CCE"). CCE helps organizations achieve superior performance through work force development, drawing on faculty and curriculum resources from the DeVry University undergraduate and graduate programs.


Competition
-----------
   DeVry University
   ----------------
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are approximately 4,100 degree granting postsecondary education institutions in the United States. DeVry University competes with other (1) for-profit institutions, (2) community colleges, (3) public and private universities that serve similar demographic segments, and (4) online learning programs.

The undergraduate programs compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, some large corporations have begun to offer their employees accredited college courses that may be applied toward degrees.

At the graduate level, DeVry University competes for students in a market consisting of students seeking management skills in business and technology, additional certification or degree credentialing and educational formats oriented to working adults. In every market in which it operates, there are numerous state institutions and private, not-for-profit universities.

In each market, local community colleges and state universities continue to provide educational alternatives to students for whom lower tuition cost is a high priority. In addition, some educational institutions are reaching out to partner with local businesses to expand their educational reach.

Many are also recognizing the growing need for new and updated programs in high employment demand occupations such as information systems, computer networking and electronics. There are also a growing number of traditional universities expanding their offerings into the online format.

There is growing competitive pressure from community colleges, traditional universities and technical colleges that include industry-specific certification programs, mostly aimed at the computer information area. Proprietary and community colleges are offering these industry-specific certification programs and other short-term certificate programs as a pathway to the job market for students who do not want longer and more comprehensive career preparation.

Tuition at independent not-for-profit institutions is, on average, higher than the tuition at DeVry University. Publicly supported colleges may offer similar programs at a lower tuition level due to government subsidies, government and foundation grants, tax-deductible contributions and other financial sources not available to for-profit schools.

DeVry University believes that its competitive strengths in undergraduate program offerings include: career-oriented curricula developed with regular structured employer input that helps ensure graduates learn skills that will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of undergraduate career services activities in obtaining education-related employment; national brand name recognition and market presence; regional accreditation; authorization by various states to grant degrees; modern facilities; well-equipped laboratories; evening, weekend and online class schedules; and a semester schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program that can be completed in three years. This results in a significant financial advantage to DeVry students who are able to enter the work force one year earlier than if they had attended a traditional four-year undergraduate institution.

DeVry University differentiates itself in the graduate program marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student.

Graduate programs are offered on a five 10-week term schedule each year. Classroom-based courses meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets, there is flexibility in course scheduling, a greater choice of elective courses and a more convenient location than offered by its competitors. There is also an accelerated format of the MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their work week. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments at DeVry University graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With educational centers in an expanding number of states and multiple locations within many of these states, DeVry University offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations. Additionally, with the inclusion of all of its graduate programs and an expanding list of undergraduate programs in a distance delivery format, DeVry University has expanded its availability to all qualified students without regard to their location or daily schedule. By delivering courses both on-site, in an expanding number of sites, and online, DeVry University benefits from the competitive advantage of enhancing student satisfaction and success with this scheduling and format flexibility.


   Professional and Training Segment
   ---------------------------------
Becker competes with other methods of CPA exam preparation including self-study; accounting firm-sponsored courses; courses offered by colleges and universities; and courses offered by other private training companies. According to reports by the National Association of State Boards of Accountancy, two-thirds of first-time CPA candidates and more than half of repeat candidates reported participating in a review course in the six months prior to taking the exam. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students.

Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each of the areas of specialty included in the exam. In addition, Becker's CD-ROM and online courses offer a wider range of study alternatives than other course providers. Becker's CPA courses undergo regular review and revision to stay current with the latest accounting practice. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses or independent study, but not passing the CPA exam, are testimony to the quality and value of the Becker methodology. In each of the past six exams for which final exam scores have been released, the top CPA exam score world-wide was awarded to a Becker course graduate, including a Becker online course graduate.

CPA, CMA and CFA exam candidates can also take the Becker review course content and methodology in conjunction with their DeVry University MBA or MAFM programs in most states in which the classes are offered, earning full graduate academic credit. These credits can also be used to fulfill the 150 hour rule educational requirement to sit for the CPA exam in those states where the 150 hour rule has been enacted. This provides both Becker and DeVry University with an important competitive advantage. To further extend the marketing and operational benefits of joint operation, Becker offers classes at some DeVry University undergraduate and graduate teaching locations.

The CFA review course is taught live in a classroom setting in selected large markets around the world and in an online format to help reach potential exam takers not able to attend the classroom course. In the CFA exam preparation market, much like the CPA exam preparation market, Becker competes with courses offered by other training companies and student self-study. During the past year the number of live course classroom locations was expanded by utilizing current Becker CPA sites.

Student Recruiting
------------------
   DeVry University
   ----------------
In order to broaden its market position and reverse the pattern of reduced responses to its undergraduate marketing program, in the spring of 2002 DeVry University hired DraftWorldwide, a large advertising agency with strong strategic branding and direct response capabilities. Students are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the undergraduate recruiting process because a significant portion of undergraduate students come from outside the immediate area in which the campus they attend is located. While all graduate school students are recruited by admissions representatives, the percentage of undergraduate enrollment which comes from both these two recruiting sources varies campus by campus, depending largely on the school's location and the size of the local market area. Overall, admissions representatives currently generate over 70% of undergraduate total enrollments. DeVry University employs approximately 600 undergraduate admissions representatives and field recruiters throughout the United States and Canada.

In order to recruit students in certain states and Canadian provinces, representatives and recruiters must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit the payment of commissions, bonuses or incentives to student recruiters based on the number of students they enroll. The Company believes that its method of representative and recruiter compensation complies with the current regulations. Recently, the Department of Education has proposed new rules to better define and expand the acceptable methods of compensation to conform to customary business practices. Final rules are expected to be released in November 2002.

Admissions representatives are salaried, full-time Company employees. They are located at each undergraduate campus and graduate and DVUC teaching centers. They work with potential applicants who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce and students transferring to a DeVry undergraduate program from nearby community colleges. Each DeVry undergraduate campus has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry program. Approximately 25% of new students recently enrolled in U.S. DeVry undergraduate programs had some prior college experience.

Field student recruiters are salaried, full-time Company employees. Field recruiters meet individually with prospective undergraduate students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited almost 7,800 high schools in North America last year, making presentations on career choices and the importance of a college education. These presentations offer a service to high school educators by providing a resource for educating students on careers in technology related fields. The outcome of these presentations is the collection of career surveys from high school juniors and seniors. These surveys provide a large and important source of leads for student recruitment.

Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. Recruiting opportunities also exist to U.S. military veterans with military-specific technical training. Veterans are attracted to DeVry's practical career-oriented education, and the expanding number of locations across the U.S. are often near the home area to which the veteran will relocate.

In support of its admissions representatives and field recruiters, DeVry University advertises on television and radio, in magazines and newspapers, on various Internet sites, and utilizes telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by their employers, alumni or currently enrolled students. In addition to these more traditional recruiting methods, DeVry University's own Internet site provides another avenue for students to receive information and apply for admission.

To be admitted to an undergraduate program in the United States, an applicant must be either a high school graduate, have a General Education Development ("GED") certificate or hold a degree from an accredited postsecondary institution. Applicants must also complete an interview with a DeVry admissions representative. Students seeking admission to the undergraduate online program complete their application process by telephone, fax and e-mail with a central Admissions Office staff dedicated to serving these applicants. In Canada, an applicant must meet either the same criteria as in the U.S. or meet alternative "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the Computerized Placement Tests ("CPT"), which were designed in collaboration with The College Board and Educational Testing Service, were first used for undergraduate admissions. These exams help serve the needs of applicants by better assessing their achievement levels and developmental needs during the admission process. Since its introduction, minimum admission and placement scores on the CPT have been raised several times in an effort to better select and serve those students most likely to successfully complete their educational program. Submission of ACT or SAT examination scores deemed appropriate for the desired program or the submission of acceptable grades in qualifying college-level work completed at an approved postsecondary institution can also be used to meet undergraduate admission requirements.

To be admitted to a graduate program, applicants must hold a baccalaureate degree from a U.S. institution that is accredited by or in candidacy status with a regional accrediting agency. Foreign applicants must hold a degree recognized to be equivalent to a U.S. bachelors' degree. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test ("GMAT"), the Graduate Record Examination ("GRE") or an alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidate's academic credentials, entrance test scores and a personal interview.

To assist students who live distant from the campus that they attend, DeVry University helps undergraduate students secure local living arrangements. While DeVry University has no dormitory facilities, lists of nearby available private apartments or rooms are maintained for students' convenience. In addition, some campuses maintain furnished apartments for shared rental by students. Students pay their housing rental and fees to DeVry who contracts with the property owner. Thus, DeVry becomes the students' landlord and students are assured of a fixed rental charge per month, similar to more traditional dormitory or apartment arrangements at other colleges. In an effort to attract more new students, DeVry University is evaluating several joint venture or other arrangements for the operation of more traditional dormitory facilities adjacent to several of its campuses.


   Professional and Training Segment
   ---------------------------------
Becker markets its courses directly to potential students and to selected employers, e.g., the large national and regional accounting and financial services firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA, CMA or CFA review courses. The Becker Internet site provides another source of information to interested applicants. Becker also enrolls many students who have previously completed a competitor's course or a self-study program but were then unable to pass the exam.

In response to the 150 credit hour requirement to take the CPA exam, some of the top colleges and universities have designed their accounting programs to add a fifth year, either with a master of accounting curriculum or in connection with their MBA programs. In 1998, Keller introduced a new a graduate program, Master of Accounting and Financial Management. The MAFM program includes tracks for CPA, CMA, and CFA candidates and culminates with a Becker Conviser review course.

Becker has introduced the CPA review course on CD-ROM and online for students who are unable to attend classroom based instruction. With the acquisition of Stalla Seminars, the CFA exam course is now offered in an expanded number of classroom locations and also online.


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

Although regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, it is an important strength, providing significant advantages over most other for-profit colleges. College and university administrators depend on the accredited status of an institution in evaluating transfers of credit and applications to their schools. Employers rely on the accredited status of an institution when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for eligibility for federal financial assistance. Also, most scholarship commissions restrict their awards to students attending accredited institutions.

Until February 2002, DeVry Institutes and Keller Graduate School were each separately accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools ("NCA"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. Keller Graduate School was first awarded its NCA accreditation status in 1977 and DeVry Institutes was first awarded NCA accreditation status in 1981. The DeVry Institutes and Keller accreditations were last reaffirmed by the Higher Learning Commission of The North Central Association in 1992 for the maximum ten year period.

In February 2002, the Higher Learning Commission of the North Central Association approved the merger of DeVry Institutes and Keller Graduate School of Management into a single educational institution with the name DeVry University. This represents institutional recognition of the corporate governance and comprehensive higher-education system that has been created.

A comprehensive evaluation visit by NCA was conducted during August 2002. In conjunction with this visit, DeVry University requested a continuation of its accreditation for the maximum ten year period and permission to offer all of its undergraduate programs not already approved in an online format. A final report on the outcome of this visit will not be available for several months but DeVry University expects a favorable recommendation by the evaluation team.

Until recently, under Canadian law, the Canadian undergraduate campuses were not permitted to grant degrees. However, students at the Canadian campuses could transfer to campuses in the U.S. to complete their degree requirements. In 1995, the Alberta Department of Advanced Education, the State of Arizona and the Higher Learning Commission of the North Central Association of Colleges and Schools approved the DeVry campus in Phoenix to offer its bachelor of science degree-completion program on the Calgary campus. This allowed students attending classes at the Calgary campus to complete their degree studies without relocating to a campus in the United States. Students attending one of the Toronto-area campuses could transfer to Calgary to participate in this program rather than transferring to a DeVry campus in the United States. In February 2001, the province of Alberta authorized DeVry Calgary to offer bachelor of technology degree programs in electronics engineering technology and computer information systems, as well as a bachelor of business operations degree program.
DeVry Calgary became the first private, for-profit institution in Canada to be provincially accredited to grant baccalaureate degrees.

Accreditations of DeVry University in the United States and Canada are as follows:


          UNITED STATES                               CANADA
------------------------------------    ------------------------------------
Higher Learning Commission of the       Calgary campus bachelor of
North Central Association of            technology in Electronics
Colleges and Schools.                   Engineering Technology, bachelor of
                                        technology in Computer Information
Eligible Electronics Engineering        Systems and bachelor of Business
Technology baccalaureate programs       Operations is accredited by the
and the Electronics Engineering         Alberta Private Colleges and
Technology associate-level program      Accreditation Board.
at the North Brunswick campus are
accredited by the Technology            Calgary Campus Computer Engineering
Accreditation Commission of the         Technology and Information
Accreditation Board for Engineering     Technology curricula continue their
and Technology (TAC of ABET).           accreditation under the DeVry
                                        University campus in Phoenix as an
                                        off-site instructional location.

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


In the United States, each DeVry University location is approved to grant associate, bachelor's or master's degrees by the respective state in which it is located.


State and Provincial Approval and Licensing
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted more than $6 million of surety bonds with state and local regulatory authorities in the U.S. and approximately $1 million (CDN) of surety bonds with regulatory agencies in Canada. Certain states have set standards of financial responsibility different from those prescribed by federal regulation. The Company believes it is currently in material compliance with state and Canadian provincial regulations. If the Company were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.


Tuition and Fees
----------------
   DeVry University Segment
   ------------------------
Effective with the summer 2002 term, tuition at the United States undergraduate campuses for two semesters (one academic year) ranged from $9,240 to $10,300. Variations in tuition depend on the term of enrollment and the particular campus attended. Based upon current tuition rates, for a student enrolling in the five term undergraduate Electronics Technician program, total tuition cost would range from $23,475 to $26,125. For a student enrolled in the nine term undergraduate Computer Information Systems program, total tuition cost based upon current rates would range from $42,255 to $47,025. Students enrolled at a DVUC or in an online program pay somewhat different tuition rates. Students enrolled on less than a full time basis are charged somewhat lower tuition. Undergraduate tuition rates at DeVry University are substantially below the average tuition at four-year independent institutions, but are substantially higher than the average at four-year publicly supported institutions. For the academic year 2001/2002, the average annual tuition at four year private schools was $17,123, an increase of 5.5% from last year, while the average annual tuition at four year publicly supported institutions was $3,754, an increase of 7.7% from last year. These tuition rate increases are generally the largest rate increases since the late 1980s and early 1990s.

The DeVry University undergraduate tuition increase from summer 2001 was between five and six percent, depending on the campus attended. Tuition increases in previous years approximated the rate of increase at many other postsecondary education institutions. In early 2002, some state supported educational institutions, that were affected by reduced funding because of declining state tax revenues, announced double digit tuition rate increases. However, their tuition rates for students qualifying for in-state tuition generally remain below those at DeVry University undergraduate campuses. For the academic year 2001/2002, almost 70% of full-time undergraduate students in the U.S. were enrolled at four-year educational institutions with tuition rates less than $8,000 per year.

Tuition rates at the Canadian campuses are somewhat lower then those at campuses in the U.S.

Certain undergraduate programs, such as the one year Information Technology program, are charged at a total program price, not on an individual term basis.

Effective with the September 2002 term, graduate program tuition per classroom course (four quarter credit hours) ranges from $1,250 to $1,590, depending on the location at which the student is enrolled. This compares to tuition rates from $1,185 to $1,515 implemented in September 2001. The price for courses taken online is $1,700.

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

In addition to the tuition amounts described above, students at DeVry University must purchase textbooks and supplies as part of their educational program.


   Professional and Training Segment
   ---------------------------------
The price of the complete classroom Becker CPA review course is $1,925, which includes an enrollment fee. The complete CPA review course on CD-ROM is priced at $1,670. The complete online review course is priced at $2,070. Discounts from these tuition rates are offered under various enrollment promotions at college campuses and for students employed by participating accounting firms. Tuition rates may be increased later in the fiscal year to be effective with the spring 2003 exam cycle.


Financial Aid and Financing Student Education
---------------------------------------------
Students attending DeVry University finance their education through a combination of family contributions, individual resources (including earnings from full- or part-time employment), financial aid (including Company-provided financial aid) and tuition reimbursement from their employers.

The Company believes that more than 70% of the U.S. undergraduate students receive some government-sponsored financial aid and that a similar percentage of the students attending the Canadian DeVry Institutes receive some government-sponsored financial assistance. A 1999-2000 study on student financing of undergraduate education found that approximately 55% of students received some form of financial aid from federal, state, institutional or other sources.

DeVry University assists its undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed. The Company believes that a substantially greater percentage of its full-time undergraduate students are employed to help finance their costs of education. DeVry develops an assistance package for students who require financial aid on the basis of a financial aid application completed by the student and the student's family. Government-sponsored financial aid is of great importance to the Company because historically, almost 70% of the U.S. undergraduate tuition, book and fee revenues have been financed by government-provided financial aid received by its students.

Although not as significant for Keller Graduate School, government-sponsored financial aid is utilized by more than an estimated 50% of its graduate students. Additionally, the Company believes that approximately 65% of its graduate students receive some tuition reimbursement assistance from their employers.

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

Extensive and complex regulations in the United States and Canada govern all of the government grant, loan and work study programs in which DeVry University and its students participate. Regulations and standards that an institution must satisfy in order for its students to participate in federal financial assistance programs include, among others, maximum student loan default rates; limits on the proportion of an institution's revenue that can be derived from federal aid programs; prohibition of certain types of incentive payments to student recruiters; standards of financial responsibility and administrative capability requirements.

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

Institutions that participate in U.S. federal financial aid programs must disclose information about undergraduate student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. At DeVry University, undergraduate admission requirements have been increased and student support services have been added, both aimed at improving student completion rates. For the fall 1995 freshman student cohort (the latest period for which final completion statistics are available), the graduation rates increased slightly from 1994 for both first-time freshman and for students admitted with some prior college experience. Completion rates, as defined by the Student-Right-To-Know Act at each of the U.S. undergraduate campuses, generally fall within the range of completion rates, at selected four-year urban public colleges in the areas in which these campuses are located. Many students who previously attended another college are also admitted to DeVry's undergraduate programs but are not included in these completion rate statistics. Completion rates for the undergraduate students entering with previous college experience are generally higher than for first-time students.

DeVry University maintains a staff at its Oakbrook Terrace headquarters to review, interpret and establish procedures for compliance with regulations governing financial assistance programs and process financial aid applications from its students. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against DeVry University. Changes in or new interpretations of applicable laws, rules or regulations could have an adverse effect in the future.

In the United States, DeVry University has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2001, and its independent accountants are currently conducting the required audits of the one year period ending June 30, 2002. In conjunction with previously filed audit reports on the processing of financial aid on behalf of its student's participation in federal financial aid programs, DeVry University has been required to post letters of credit, generally of one year duration, in amounts totaling approximately $2 million.

The Department of Education may periodically conduct site visits at any of the Company's locations as a part of its program of periodic review of the administration of student financial assistance programs. In April 2002, the Company received notice from the Office of Postsecondary Education of the United States Department of Education of a limited scope program review of federally funded student financial assistance programs administered by DeVry on behalf of its undergraduate students. This review was conducted at the Company's headquarters office in late May. The final report on this review was issued by the Office of Postsecondary Education in June. It included recommendations for process improvements but did not impose any monetary liability on the Company. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at several DeVry campuses. Previous Department of Education program reviews at DeVry have not resulted in material findings or adjustments. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the Company and resulted in a substantial curtailment of DeVry University's participation in government grant or loan programs, the Company could be adversely affected.

In Canada, the Toronto-area campuses have completed and submitted the required annual review of Ontario Student Assistance Program administration for fiscal 2001 and the Company's independent accountants are prepared to begin the required audit for fiscal 2002. In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses have engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could be interpreted as the basis for a Ministry claim for the return of some amount of financial aid disbursed to students attending these campuses. Discussion with the Ministry continues as to the extent and purpose of the information requirements. Based upon its discussions to-date, the Company believes that its discussions with the Ministry will be successfully concluded and that there will be no significant monetary liability.

The following is a description of the U.S. and Canadian financial aid programs in which DeVry University students participate:

United States Government Financial Aid Programs: The following U.S. Department of Education financial aid programs under Title IV of the Higher Education Act are utilized by DeVry University students in the United
States: (1) Federal Pell Grant ("Pell"), (2) Federal Supplemental Educational Opportunity Grant ("SEOG"), (3) Federal Family Education Loan Program ("FFELP"), (4) William D. Ford Federal Direct Student Loan Program ("FDSL"), (5) Federal Perkins Direct Student Loan program ("Perkins") and
(6) Federal Work Study ("FWS").

     Grants: These funds, made available by the government to all eligible students who demonstrate financial need, do not have to be repaid. Only undergraduate students are eligible to participate in the Pell and SEOG Grant programs. Eligible students could receive a Pell grant which ranged in amount from $400 to $3,750 for fiscal year 2002. For fiscal year 2003, the amount of available Pell grants to eligible students ranges from $400 to $4,000. This is a $1,530 increase in the maximum grant amount over the last six years.

     SEOG is a supplement to the Pell grant, available to only the neediest undergraduate students because SEOG funds are limited in amount at each institution based upon a federally-determined formula. In addition to these federal assistance funds, DeVry University is required to make a 25% institutional matching contribution of all federal SEOG funds. The institutional matching contribution may be satisfied, in whole or in part, by DeVry scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

     Loans: Students at DeVry University participate in the Stafford and PLUS programs within the FFELP and FDSL program and in the Perkins loan program. Under the FDSL program, students or parents borrow directly from the Department of Education, rather than from commercial lenders, under terms that are generally the same as for loans under the FFELP. Total loan volume as reported by the Department of Education for academic year 2000/2001 under FFELP to all student recipients exceeded $28 billion.

          STAFFORD LOANS: A subsidized Stafford loan, awarded on the basis of student financial need, is a low interest loan with interest charges and principal repayment not scheduled to begin until six months after a student no longer attends school on at least a half-time basis. An unsubsidized Stafford loan may be awarded to students who do not meet the needs test and incurs interest charges from the time the loan is disbursed; however, the interest payment may be deferred until the principal payments begin. Both the subsidized and unsubsidized loans are available to undergraduate and graduate students.

          PLUS LOANS: A PLUS loan enables parents of a dependant student to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin upon receipt of the loan.

          PERKINS LOANS: A Perkins loan is a low interest loan available to only those undergraduate students who demonstrate exceptional financial need. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. New funding from the Department of Education is limited in amount based upon federally determined rules.

     Historically, over 80% of the financial aid received by DeVry University undergraduate students and 100% of the federal financial aid received by its graduate students has been provided by federal student loans.

     Work Study: Work opportunities, both on or off-campus, under FWS are offered on a part-time basis to undergraduate students who demonstrate financial need. Work Study wages are paid partly from federal funds and partly from qualified employer funds.

State Financial Aid Programs: In addition to the various federal loan and grant programs, state grant and loan assistance may be received by eligible students attending DeVry University undergraduate campuses in Arizona, California, Colorado, Florida, Georgia, Illinois, Missouri, New Jersey, New York, Ohio and Pennsylvania.

"90/10 Rule": This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as DeVry University. Under this regulation, students attending a for-profit institution that derives more than 90% of its revenues from federal financial assistance programs in any year are not able to participate in these programs for the following year. This regulation is commonly referred to as the "90/10 rule." Prior to 1999, the rule permitted only 85% of revenues to be collected from federal financial assistance programs. When the limit was increased to 90%, the definition of revenues was modified to exclude revenue funded by institutional scholarships. Final data for fiscal 2002 are not yet complete but, in fiscal 2001, the U.S. undergraduate campus system derived less than 65% of its revenues from these programs, ranging from a low of approximately 50% to a high of approprimately 75% at individual campuses. More than 50% of revenues from students enrolled in graduate programs was derived from these defined financial aid programs.

For fiscal 2002, Each of the DeVry undergraduate campuses (except for those that currently operate as an additional location of an established campus), and the graduate teaching centers as a group are established as separate institutions under the Higher Education Act ("HEA") provisions and must separately meet the criteria for the "90/10 rule" and loan default rates. For fiscal 2003, all of DeVry University will be combined into a single rate.

In addition to the various financial aid programs described above, there are a number of tax favored programs aimed at promoting savings for future college expenses. These include state sponsored "529" college savings plans, state sponsored prepaid tuition plans, education savings accounts (formerly known as education IRAs), custodial accounts for minors, Hope and Lifetime Learning credits and student loan interest tax deductions.

Canadian Government Financial Aid Programs: Canadian undergraduate students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to DeVry students who are Canadian citizens or permanent residents of Canada. Students who meet residency requirements within the Province of Ontario and attend an approved postsecondary institution, are eligible to participate in the Ontario Student Loan Program. Students from Quebec are eligible for loans under the Quebec Student Loan Plan. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Canada Study Grants for students whose financial needs and special circumstances cannot otherwise be met, tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans are also available to qualified applicants to help finance their education.

Company-Provided Financial Assistance: The Company's EDUCARD Plan is available to undergraduate students attending U.S. campuses. Similar installment payment options are available for the Canadian campuses. The EDUCARD Plan is an installment loan program designed to assist students unable to completely cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes. Repayment of EDUCARD Plan balances is negotiated in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12-24 months following a student's graduation or termination of study. The receivable balance related to DeVry University-provided financial aid at its U.S. undergraduate campuses at June 30, 2002, was approximately $21 million. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance.

In September 2000, several undergraduate campuses began offering a supplementary loan program with funding from private lenders. This new program is aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education.
This program, with a limited DeVry University risk sharing for loan defaults, has longer repayment periods, lower monthly payments and generally lower interest rates on borrowings than offered by the EDUCARD

Plan, and is intended as an alternative to the current EDUCARD program. This program has been expanded to additional campuses since its introduction and is planned to be offered at all U.S. campuses by the end of fiscal 2003.

In addition to the student financial assistance provided by the EDUCARD Plan, numerous scholarships are offered to undergraduate students. For the 2003 academic year, scholarships valued at more than $5 million are being offered. Scholarship offers have been made in previous years and are expected to be offered in the future. The DeVry campuses have also provided funds in the form of institutional grants which help those students most in need of financial assistance.

Graduate students who wish to defer tuition payment may choose from several deferred payment plans and students eligible for tuition reimbursement plans may be able to have their tuition billed directly to their employer.

The U.S. Congress has, from time to time, provided various tax benefits related to educational expenses incurred by graduate and undergraduate students. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee's income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.


Student Loan Defaults
---------------------
DeVry University believes that, historically, federal student loans represented more than 80% of the federal aid received by its U.S. undergraduate students and 100% of the federal aid received by its graduate students. For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority student populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions whose students have high loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. No DeVry campus has ever had a FFELP cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year.

DeVry University carefully monitors its students' loan default rate. To help reduce student loan default rates, the Department of Education requires that all educational institutions wait 30 days before disbursing funds to first-time, first-year undergraduates to prevent potential early-term dropouts from defaulting on their loans. Students who leave school in the early part of their educational program typically default on their loans at a higher rate than those students who remain and complete the program. Another significant factor in controlling student loan default rates is the servicing and collection efforts by lenders and guaranty agencies. DeVry University assists the efforts of these lenders and agencies by contacting its students who are delinquent in their loan repayments and advising them of their responsibilities and rights to deferments or collection forbearance if they are eligible.

According to preliminary, pre-published reports by the U.S. Department of Education, DeVry University had FFELP U.S. student loan cohort default rates for 2000 (the latest year for which statistics are available) ranging from 4.5% to 11.5%. While the average cohort default rate for U.S. colleges and universities increased slightly in fiscal 2000, the weighted average DeVry University FFELP cohort default rate is preliminarily reported at approximately 9.0%, the same weighted average rate as last year. The reported rates for 2000 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 2001. Preliminary cohort default rates are subject to revision by the Department of Education as new data becomes available and are subject to appeal by schools contesting the accuracy of the data. No DeVry University campus or teaching location is subject to any restriction or termination under the student loan program. For fiscal 2001 default rates, all of DeVry University will be combined into a single rate.

Undergraduate students who attend the U.S. DeVry campuses also participate in the Federal Perkins loan program. The program, including the responsibility for collection of outstanding loans, is administered by the institution. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. Any institution with a Perkins loan cohort default rate between 20% and 30% will receive a reduced annual federal contribution to the program. If the Perkins loan cohort default rate exceeds 30%, the institution will not receive any new federal contribution to the program. However, new loans to eligible students may continue to be made from the pool of funds created by monthly repayments on previous loans.

The DeVry campus Perkins loan cohort default rates for 2001 (the latest year for which statistics are available) range from 12.3% to 24.1%. The U.S. campus weighted average Perkins loan cohort default rate was approximately 17.6%.

For 2000, the DeVry Perkins loan default rates ranged from 12.5% to 25.7%, and the weighted average Perkins loan cohort default rate was approximately 17.7%. Several institutes received reduced new funding for the Perkins loan program because their default rates exceeded the 20.0% regulatory thresholds. At these campuses, new loans continue to be granted but at lower levels than if the full amount of new federal funding were received. Because of the relatively small amounts of funding available for this program relative to other available financial aid programs, and funds available for new loans from the repayment of outstanding loans, the reduced level of funding has not had a material effect on the availability of total financial aid available to DeVry University undergraduate students. Student counseling and additional collection efforts, including the assistance of outside loan service agencies, have been implemented and have, in part, contributed to the reduction in the weighted average default rate.

In Canada, postsecondary institutions whose students participate in the Ontario Student Loan program are now required to make available to prospective students information about graduation rates and student loan default rates. In addition, postsecondary institutions whose student default rates exceed certain thresholds will be required to provide the Ontario Ministry of Education and Training with a security deposit for loan default losses that might exceed the regulatory threshold. For DeVry's Toronto-area campuses, the Ontario Student Loan default rate was below the level at which there is required loan loss sharing and is also below the average default rate at other Ontario postsecondary institutions in both the private vocational and college sectors.


   Professional and Training Segment
   ---------------------------------
Students attending the Becker CPA, CMA or CFA review courses are not eligible for federal or state financial aid, but many of them receive partial or full tuition reimbursement from their employers.


Career Services
---------------
DeVry University believes that the employment of its graduating students is essential to its ability to attract and retain students. Currently, there are approximately 150 career services professionals located at the U.S. DeVry undergraduate campuses, working with students in the areas of career choice activity, resume preparation and job interviewing. The staff also maintains contact with local and national employers to determine job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews at a campus.

The shortage of skilled employees has placed an increased premium on educated workers in our economy as evidenced by the widening gap in wages of college vs. high-school graduates to more than 100% from approximately 50% in 1980. It is estimated that 85% of the jobs in the United States currently require education or training beyond high school, up from only 65% as recently as 1991.

DeVry University attempts to gather accurate data on the number of their undergraduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the quality of information that graduates report to DeVry. At the U.S. campuses, there were more than 48,000 graduates over the ten-year period ending October 2001, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the nearly 45,000 graduates who actively pursued employment or were already employed, more than 93% held positions in their chosen fields within six months of graduation.

Full and part-time U.S. undergraduate degree and diploma program graduates for the three classes which ended in calendar year 2001, were employed in their chosen field within six months of graduation, based on data reported to DeVry, as follows:

      THE U.S. DEVRY UNIVERSITY UNDERGRADUATE EMPLOYMENT STATISTICS(1)
      -------------------------------------------------------------
                                                     Percent of
                                                     Graduates
                                                     Who
                              Number of              Actively
                              Graduates              Pursued
                              Who         Number of  and
                              Actively    Graduates  Obtained
                              Pursued     Employed   Employment
                              Employment  in         and Those    Percent
                 Number       or Were     Education  Who were     Of Net
                 of Net       Already     Related    Already      Graduates
                 Graduates(2) Employed(3) Positions  Employed(3)  Employed(2)
                 ---------    --------    ---------  --------     --------

Calendar Year
2001 Graduating
Classes (2/01,
6/01, 10/01)       6,625       5,770       4,990      86.5%        75.3%

-----------------------------
  (1)Does not include graduates of the one year post-baccalaureate Information Technology program.

  (2)Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

  (3)Does not include students who actively pursued employment for less than 6 months and did not obtain employment.

The 2001 graduates achieved average annual starting compensation that varies by program of study, ranging from $31,506 to $50,896. Individual compensation levels vary depending upon the graduate's experience, program of study and geographic area of employment.

In Canada, for the three classes which ended in calendar year 2001, over 68% of eligible graduates who actively pursued employment had obtained employment or were already employed in their chosen field within six months of graduation. This includes those students who received diplomas, who received bachelor's degrees through the DeVry Phoenix degree completion program in Calgary or a bachelors degree awarded under the authority of the Government of Alberta and those students who completed their degree requirements at a U.S. DeVry campus, but does not include graduates of the one year Information Technology program. At the Canadian undergraduate campuses, there were more than 4,400 graduates over the past decade. For the ten-year period ending October 2001, more than 85 percent of those graduates who actively pursued employment or who were already employed when they graduated help positions in their chosen fields within six months of graduation.

The majority of employers of the DeVry graduates are in the electronics or information processing industries. The Company believes that no single employer has hired more than 5% of the DeVry graduates in recent years. Major employers of the DeVry undergraduates include the following companies: Accenture, Applied Materials, AT&T, Cellular One, Eastman Kodak, EDS, General Electric Company, Hewlett-Packard, IBM, Intel Corp, MCI, Motorola and Xerox.

Graduate program teaching centers maintain a career services office to assist current and past graduates. This office offers a full range of services designed to enhance each individual's career development skills and is available to graduates, at no charge, on a lifetime basis.


Seasonality
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at DeVry University typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment generally occurs during the summer months. In the

Professional and Training Segment, Becker Conviser experiences higher enrollments for its courses beginning in July, the period leading to the fall CPA exam, than for its classes beginning in January, the period leading to the spring CPA exam.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 11 to the Company's Consolidated Financial Statements, "Quarterly Financial Data."


Administration and Employees
----------------------------
Each DeVry undergraduate campus is managed by a president and has a staff of academic deans, faculty and academic support staff, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to a central organization responsible for new student recruiting. Each graduate teaching center is managed by a center director and has admissions representatives and appropriate academic and administrative support staff. Becker Conviser is managed by a central administrative staff headquartered in Oakbrook Terrace which supports instructors and coordinates local operations.

The Company has approximately 4,300 regular full- and part-time employees. Over 500 of these employees are located at the corporate headquarters in Oakbrook Terrace, Illinois. In addition, the Company employs more than 1,600 students during peak periods as faculty assistants and in other part-time positions. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is satisfactory.


Faculty
-------
Each DeVry undergraduate campus president hires academic deans and faculty members in accordance with criteria established by the Company, accrediting standards and applicable state law. Most faculty members teaching in technical areas have related industry experience. Sabbatical and other leave programs have been initiated to allow faculty to engage in developmental projects or consulting opportunities to maintain and enhance their currency and teaching skills. Faculty members are evaluated each semester based on student comments and observations by an academic dean. There are approximately 1,200 full and part-time faculty member employees among all of the DeVry undergraduate campuses. More than 85% of DeVry full-time undergraduate faculty member employees hold advanced academic degrees. In addition, DeVry engages adjunct and visiting faculty, as needed, mostly in the evening programs, who teach on a part-time basis while maintaining their employment in their technical field of specialty.

Graduate program faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, graduate school courses have been taught selectively utilizing full-time faculty to respond to student demand in areas of rapidly growing enrollment and to meet licensing approval requirements in certain states. Less than 10% of graduate instructors, excluding staff members who regularly teach, are full-time employees. Approximately 700 active faculty teach graduate courses as needed throughout the past year.

Becker's faculty, numbering more than 500 each term, are primarily practicing professionals who teach part-time on a course-by-course basis.


Trademarks and Service Marks
----------------------------
The Company owns and uses numerous trademarks and service marks including "DeVry University" and variants thereof. All trademarks, service marks and copyright registrations associated with the Company's businesses are registered in the name of the Company or one of its subsidiaries and expire over various periods of time. The Company vigorously defends against infringements of its trademarks, service marks and copyrights.

ITEM  2 - PROPERTIES
--------------------

DeVry University
----------------
DeVry undergraduate campuses are housed in modern buildings that are located in both suburban communities and urban neighborhoods. They are easily accessible to major thoroughfares. Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, bookstores and student lounges. Electronics laboratories include PC-based instrumentation and microprocessor development/circuit simulation systems along with oscilloscopes, digital multimeters, power supplies, signal generators and other equipment. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricula areas including numerous software packages supporting a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum. Telecommunications laboratories provide central office simulation, PBX administration, inter-networking and teaching LAN environments.

None of the DeVry campuses which are owned by the Company are subject to a mortgage or other indebtedness.

In New York, in fiscal 2001 the Company completed its expansion construction on the third floor at its leased site in Long Island City, increasing the campus size by 59,000 square feet.

In Phoenix, Arizona, Pomona, California, and Kansas City, Missouri, the Company leases additional space in adjacent office buildings in order to house some administrative functions, permitting space within the campus building to be used for additional classrooms and laboratories. These expansions are necessary to accommodate increased student enrollments.

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

In Federal Way (Seattle), Washington, the Company acquired approximately 11 acres of land and completed construction of an approximately 100,000 square foot campus with classes offered for the first time in the summer of 2001.

In July 2001, the Company completed the purchase of an approximately 17 acre site in the Houston, Texas, area for the future construction of a new DeVry campus, currently scheduled to begin offering classes in the fall of 2003.

In July 2001, the Company completed the purchase of its Pomona, California, Institute which had been occupied under a lease.

Renovation has been completed on an approximately 87,000 square foot leased site in Arlington, Virginia, (Washington D.C. area) for a new DeVry campus with classes offered for the first time in the fall of 2001.

In October 2001, the Company announced that it had signed a lease for the renovation of an existing building for a 104,000 square-foot campus in Fort Washington (Philadelphia), Pennsylvania, the Company's first campus in that state. Classes were offered for the first time in July 2002 in nearby temporary facilities pending completion of the renovation.

The Company has a lease and construction is nearing completion on a 103,000 square foot facility for a new DeVry campus in Miramar, Florida, with classes scheduled to be offered for the first time in the fall of 2002.

In March 2002, the Company announced that it signed a lease for the construction of a 72,000 square-foot campus in Westminster (Denver), Colorado. Classes are scheduled to be offered in this facility for the first time in March 2003. This facility will replace the current smaller facility acquired by the Company when it purchased Denver Technical College.

In the Toronto-area, the Company is continuing its consolidation of operations at the Scarborough campus into the Mississauga, Ontario, campus. After July 2003, classes will be taught only at the Mississauga Campus.

Additional DeVry Institute facility renovations and expansions may be undertaken in the future to improve and expand operations.

The table below sets forth certain information regarding the campus properties at which DeVry undergraduate programs were conducted at June 30, 2002:

                          UNDERGRADUATE CAMPUSES
                          ----------------------
                                     June 2002
                                     Area
                                     (Approximate
                                     Square Feet)      Ownership
                                     ------------      ---------
Phoenix, Arizona                       120,200           Owned
Orlando, Florida                        72,000           Leased
Alpharetta (Atlanta), Georgia           65,000           Leased
Decatur (Atlanta), Georgia             107,500           Owned
Chicago, Illinois                      160,000           Owned
Addison (Chicago), Illinois            110,000           Owned(1)
Tinley Park, Illinois                   65,000           Owned
Kansas City, Missouri                   74,500           Owned
Columbus, Ohio                         114,000           Owned
North Irving (Dallas), Texas            95,250           Leased
Long Island City, New York             155,000           Leased
Pomona (Los Angeles), California       100,500           Owned(2)
Long Beach (Los Angeles),
  California                            98,200           Leased
West Hills, (Los Angeles),
  California                           105,000           Owned
Fremont (San Francisco),
  California                            99,000           Owned
North Brunswick, New Jersey             99,000           Owned
Denver, Colorado(3)                     98,000           Owned
Arlington (Washington, D.C.) Virginia   87,000           Leased
Federal Way (Seattle), Washington      100,000           Owned
Calgary, Alberta, Canada                70,000           Leased
Ontario, Canada, Toronto-Area          105,400           Leased
Distance Learning                                         (4)

------------------------------
      (1) Acquired in September 2001.
      (2) Acquired in July 2001.
      (3) Includes 28,000 square foot leased facility in Colorado Springs, Colorado.
      (4) Operates at the Company's corporate headquarters location.


In addition to the large campus facilities at which DeVry offers its undergraduate programs, selected undergraduate programs are also offered at smaller, more conveniently located, DeVry University Centers which offer both undergraduate and graduate programs.

Keller teaching centers and DeVry University Centers are housed in modern buildings whose locations are chosen primarily for their convenience to students. These teaching centers, which mostly range in size from approximately 5,000 to more than 15,000 square feet, include teaching facilities, admissions and administrative offices. Each of these teaching facilities has an information center designed to enhance students' success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; sample business plans; popular business periodicals; videos of selected courses; a career services video and texts; and access to more than three hundred electronic data-bases.

During fiscal 2002, Keller opened six new teaching centers. Additional new centers are planned for opening in fiscal 2003 and beyond.

The table below sets forth certain information regarding each of the properties at which Keller conducted educational operations in the June 2002, term:

                       KELLER GRADUATE SCHOOL CENTERS
                       ------------------------------

                                                  June 2002
                                                  Ownership
                                                  ---------
          Phoenix, Arizona                        (2)
          Scottsdale, Arizona                     Leased
          Mesa, Arizona                           Leased
          Pomona, California                      (2)
          Long Beach, California                  (2)
          Irvine, California                      Leased
          San Diego, California                   Leased
          Fremont, California                     (2)
          San Francisco, California               Leased
          West Hills, California                  (2)
          Denver, Colorado                        Leased
          Tampa Bay, Florida                      Leased
          Orlando, Florida (south)                (2)
          Orlando, Florida                        Leased
          Miami, Florida                          Leased
          Decatur, Georgia                        (2)
          Atlanta, Georgia                        Leased
          Alpharetta, Georgia                     (2)
          Atlanta/Buckhead, Georgia               Leased
          Gwinnett, Georgia                       Leased
          Chicago Loop, Illinois                  Leased
          Chicago/O'Hare, Illinois                Leased
          Schaumburg, Illinois                    Leased
          Lincolnshire, Illinois                  Leased
          Oakbrook Terrace, Illinois              (1)
          Lisle, Illinois                         Leased
          Tinley Park, Illinois                   Leased
          Elgin, Illinois                         Leased
          Merrillville, Indiana                   Leased
          Tysons Corner, Virginia                 Leased
          Crystal City, Virginia                  Leased
          Bethesda, Maryland                      Leased
          Milwaukee, Wisconsin                    Leased
          Waukesha, Wisconsin                     Leased
          St. Louis, Missouri                     Leased
          St. Louis, Missouri (downtown)          Leased
          Kansas City, Missouri                   (2)
          Kansas City, Missouri (downtown)        Leased
          Charlotte, North Carolina               Leased
          Federal Way, Washington                 (2)
          Bellevue, Washington                    Leased
          Cleveland, Ohio                         Leased
          Columbus, Ohio                          Leased
          Columbus, Ohio                          (2)
          Ft. Washington, Pennsylvania            (2)
          Dallas, Texas                           (2)
          Houston, Texas                          Leased
          Distance Learning                       (1)

------------------------
(1)Operates at the Company's corporate headquarters location
(2)Operates on a DeVry Institute campus

Professional and Training Segment
---------------------------------
Becker is headquartered at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Classes are conducted in leased facilities, fewer than twenty of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be expanded or relocated as enrollments require.
Becker classes are also currently offered on several DeVry campuses and at Keller teaching centers where the location and facility availability are appropriate.


Corporate
---------
The Company's administrative offices are located in approximately 132,500 square feet of leased space in an office tower in Oakbrook Terrace, Illinois. In addition, the Company leases more than 50,000 square feet of storage, other miscellaneous use and additional office space in an adjacent building. Additional office and miscellaneous use space were added during the past year to accommodate the Company's expanding operations and further space may need to be leased in the future.

The Company's leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases contain provisions giving the Company the right to renew its lease for additional periods at various rental rates.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------
The company is subject to occasional lawsuits, investigations and claims arising in the normal conduct of its business.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and has subsequently been refiled.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials.

In November 2000, three 1999 graduates of one DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a current student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2002. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.


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

                   EXECUTIVE OFFICERS OF THE REGISTRANT



The name, age and current position of
each executive officer of the Company
are:



Name, Age and Office                        Business Experience
--------------------                        -------------------


Dennis J. Keller . . . . . . . . . . .61    Mr. Keller co-founded Keller
                                            Graduate School in 1973.  From the
   Chairman of the Board and Chief          inception of the Company, Mr.
   Executive Officer                        Keller has been Chairman of the
                                            Board and Chief Executive Officer.
                                            Mr. Keller is a graduate of
                                            Princeton University and holds a
                                            Masters degree in Business
                                            Administration from the University
                                            of Chicago Graduate School of
                                            Business.

Ronald L. Taylor . . . . . . . . . . .58    Mr. Taylor co-founded Keller
                                            Graduate School in 1973 and has
   Director, President and Chief            been a director since its
   Operating Officer                        inception.  Mr. Taylor was Dean of
                                            Keller Graduate School from its
                                            inception until 1981, when he
                                            became President and Chief
                                            Operating Officer of KGSM.  Mr.
                                            Taylor is a graduate of Harvard
                                            University and holds a Master of
                                            Business Administration degree
                                            from Stanford University.



Marilynn J. Cason. . . . . . . . . . .59    Ms. Cason joined the Company in
                                            1989 with responsibility for the
   Senior Vice President, General           Company's legal affairs and human
   Counsel and Corporate Secretary          resources.  In her current
                                            position as a Senior Vice
                                            President, Ms.Cason has
                                            responsibility for facilities
                                            planning, purchasing and
                                            management information systems
                                            in addition to her
                                            responsibilities for legal affairs
                                            and human resources.

                   EXECUTIVE OFFICERS OF THE REGISTRANT






Name, Age and Office                        Business Experience
--------------------                        -------------------

Michael J. LaForte . . . . . . . . . .56    Mr. LaForte joined the Company in
                                            1996.  Prior to joining DeVry, Mr.
   Senior Vice President                    LaForte served as executive vice
                                            president of XL/Datacomp.  Mr.
                                            LaForte was responsible for the
                                            overall operations of DeVry
                                            University which includes the DeVry
                                            Institutes and Keller Graduate
                                            School.  Mr. LaForte retired from
                                            the Company in September 2002.



O. John Skubiak. . . . . . . . . . . .56    Mr. Skubiak joined Keller Graduate
                                            School more than 25 years ago as an
   Executive Vice President                 admissions representative.  In his
                                            current position as Executive Vice
                                            President of the Company, Mr.
                                            Skubiak has responsibility for the
                                            Company's marketing and its overall
                                            educational operations.



Norman M. Levine . . . . . . . . . . .59    Mr. Levine has been with the
                                            Company since 1982 and its Chief
   Senior Vice President and                Financial Officer since 1989.  He
   Chief Financial Officer                  became a Senior Vice President in
                                            January 2001, assuming the added
                                            responsibility for the Company's
                                            tax planning and compliance.



Jack L. Calabro. . . . . . . . . . . .60    Mr. Calabro joined DeVry in 1999 as
                                            Vice President of Human Resources.
   Vice President, Human Resources          Prior to joining DeVry, Mr. Calabro
                                            was vice chancellor of human
                                            resources at City Colleges of
                                            Chicago and vice president of human
                                            resources at Helene Curtis
                                            Industries.



James R. Dill. . . . . . . . . . . . .54    Mr. Dill joined the Company in
                                            1972, originally working at the
   Vice President, Regional                 DeVry Columbus campus.  Most
   Operations                               recently Mr. Dill has been the
                                            president of the DeVry DuPage
                                            campus.  In his current position,
                                            Mr. Dill is responsible for the
                                            operation of several of the U.S.
                                            DeVry campuses.

                   EXECUTIVE OFFICERS OF THE REGISTRANT






Name, Age and Office                         Business Experience
--------------------                         -------------------

Rose Marie Dishman . . . . . . . . . .58    Dr. Dishman joined the Company in
                                            1992, serving originally as Dean of
   Vice President, Regional                 Academic Affairs for the DeVry
   Operations                               Pomona campus before becoming
                                            president of the three Southern
                                            California campuses.  In her
                                            current responsibilities, Dr.
                                            Dishman is responsible for the
                                            operation of several U.S. DeVry
                                            campuses.



Thomas F. Donini . . . . . . . . . . .52    Mr. Donini joined DeVry in 1982,
                                            serving in a variety of recruiting
   Vice President, New Program              positions and appointed to Vice
   Development                              President, DeVry Institute Field
                                            Recruitment in 1999.  Mr. Donini is
                                            currently responsible for
                                            development of new recruiting
                                            programs focusing on high schools,
                                            business, community colleges,
                                            military and international
                                            students.

James A. Dugan . . . . . . . . . . . .56    Mr. Dugan joined the Company in
                                            1980 serving in a number of
   Vice President, Regional                 operating positions at the DeVry
   Operations                               Phoenix campus, most recently as
                                            its president.  In his current
                                            position, Mr. Dugan is responsible
                                            for the operation of several of the
                                            U.S. DeVry campuses.



George W. Fisher . . . . . . . . . . .50    Mr. Fisher joined the Company as
                                            Vice President, Canadian Operations
   Vice President, Regional                 in 1985.  His responsibilities
   Operations                               currently include operations of
                                            several DeVry campuses in the U.S.
                                            and Canada and new DeVry Institute
                                            campus development.

                   EXECUTIVE OFFICERS OF THE REGISTRANT






Name, Age and Office                         Business Experience
--------------------                         -------------------

Galen Graham . . . . . . . . . . . . .53    Dr. Graham joined the Company in
                                            1982 serving in a number of
   Vice President, Regional                 operating positions at the DeVry
   Operations                               Columbus campus, most recently as
                                            its president.  In his current
                                            position, Dr. Graham is responsible
                                            for the operation of several U.S.
                                            DeVry campuses.



Jerome E. Hellman. . . . . . . . . . .54    Mr. Hellman joined the Company in
                                            2001.  He is responsible for
   Vice President, Process Management       Process Management for DeVry
                                            University, including the
                                            reengineering and standardization
                                            of processes and implementation of
                                            the Company's new student
                                            information system now being
                                            developed.  Prior to joining the
                                            Company, Mr. Hellman worked in
                                            project and process management
                                            positions, most recently at
                                            Internet start-up, GFTS, and at
                                            Bank One before that.



Timothy Joyce. . . . . . . . . . . . .41    Mr. Joyce joined the Company in
                                            August 2000 as Controller.  Prior
   Controller                               to joining the Company, Mr. Joyce
                                            was Vice President and Controller
                                            of THK America, a manufacturer and
                                            distributor of electronic devices,
                                            in Schaumburg, Illinois.


James Kho. . . . . . . . . . . . . . .57    Dr. Kho joined the Company in 2000,
                                            serving originally as president of
   Vice President, Regional                 the DeVry Fremont campus.  In his
   Operations                               current position, Dr. Kho is
                                            responsible for the operation of
                                            several U.S. DeVry campuses.



Bruno LaCaria. . . . . . . . . . . . .60    Mr. LaCaria joined the Company in
                                            August 1998 as Vice President and
   Vice President, Chief Information        chief information officer.  Prior
   Officer                                  to joining the Company, Mr. LaCaria
                                            was the Director of Information
                                            Systems at the University of
                                            Pittsburgh.

                   EXECUTIVE OFFICERS OF THE REGISTRANT






Name, Age and Office                         Business Experience
--------------------                         -------------------

Patrick L. Mayers. . . . . . . . . . .62    Dr. Mayers joined Keller Graduate
                                            School in 1978 as Dean of Academic
   Vice President, Academic Affairs         Affairs.  Dr. Mayers served as Vice
                                            President of Academic Affairs for
                                            Keller until 1997 at which time he
                                            became the Vice President of
                                            Academic Affairs for the DeVry
                                            Institutes.  In 2002, Dr. Mayers
                                            was promoted to Vice President of
                                            Academic Affairs for DeVry
                                            University.



Gerald Murphy. . . . . . . . . . . . .55    Mr. Murphy joined the Company in
                                            1995 as a Vice President with
   Vice President, DeVry Campus             responsibility for the operation of
   Operations                               several of the DeVry campuses in
                                            the U.S. and Canada, following
                                            which he was responsible for new
                                            DeVry campus location and program
                                            development. Mr. Murphy is
                                            currently responsible for the
                                            oversight of all the U.S. DeVry
                                            campus operations.



Sharon Thomas-Parrott. . . . . . . . .51    Thomas-Parrott joined the
                                            Company in 1982 after several years
   Vice President, Government               as an officer in the U.S.
   Relations                                Department of Education's Office of
                                            Student Financial Assistance. She
                                            served the Company in several
                                            student finance positions before
                                            being elected to her position which
                                            currently includes responsibility
                                            for student finance, corporate
                                            communications, government and
                                            public relations.



Timothy H. Ricordati . . . . . . . . .46    In 2002, Dr. Ricordati was promoted
                                            to head all enrollment management
   Vice President, Enrollment               activities at DeVry University.
   Management                               Previously, Dr. Ricordati was Dean
                                            of the Keller Graduate School and
                                            also responsible for the Company's
                                            University Center and Online
                                            Education operations.

                   EXECUTIVE OFFICERS OF THE REGISTRANT






Name, Age and Office                         Business Experience
--------------------                         -------------------


Kenneth Rutkowski. . . . . . . . . . .55    Mr. Rutkowski joined the Company in
                                            1985 as Director of Operations and
   Vice President, Operations               Administrative Services and was
   Services and Administration              promoted to his current position in
                                            1991.  His current responsibilities
                                            include managing the Company's real
                                            estate and various administrative
                                            functions.



Edward J. Steffes. . . . . . . . . . .52    Mr. Steffes joined the Company in
                                            1984 as director of marketing and
   Vice President, Marketing                was promoted to his current
                                            position in 1986.  Mr. Steffes is
                                            responsible for the Company's
                                            advertising and sales promotion.



Thomas J. Vucinic. . . . . . . . . . .55    Mr. Vucinic has been the general
                                            manager of the Becker Conviser
   Vice President                           Professional Review since 1997.
                                            Prior to that, Mr. Vucinic was the
                                            Company's Director of Financial
                                            Planning and Analysis.



Gerald J. Wawrzynek. . . . . . . . . .47    Mr. Wawrzynek has been with the
                                            Company since 1987.  He is
   Vice President                           responsible for the Company's tax
                                            planning and compliance and its
                                            acquisition analysis.



Fred Weber  . . . . . . . . . . . . . 54    Dr. Weber joined the Company in
                                            2001.  Mr. Weber is responsible for
   Vice President, Regional                 the operation of several of the
   Operations                               U.S. DeVry campuses.  Prior to
                                            joining the Company, Dr. Weber was
                                            at Follett Higher Education Group,
                                            last serving as Senior Vice
                                            President of Strategic Planning and
                                            Communications.

                                PART II
                                -------

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
----------------------------------------------------------

(a) Market Information
    ------------------
The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years.




                       FISCAL 2002                  FISCAL 2001
                   -------------------          ------------------
                    HIGH          LOW            HIGH         LOW
                   -------------------          ------------------
 First Quarter     $40.25       $29.81          $39.63      $27.25

 Second Quarter     36.39        22.75           41.50       28.00

 Third Quarter      34.76        26.62           38.29       30.05

 Fourth Quarter     32.15        22.65           36.15       28.08


(b) Approximate Number of Security Holders
    --------------------------------------
There were 749 holders of record of the Company's common stock as of September 3, 2002. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock.


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


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
Selected financial data for the Company for the last five years are included in the exhibit, "Five-Year Summary - Operating, Financial and Other Data", on page 113 of this report.


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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report.


FISCAL YEAR ENDED JUNE 30, 2002 VS. FISCAL YEAR ENDED JUNE 30, 2001
-------------------------------------------------------------------
Fiscal 2002 again set new records for financial performance. Total consolidated revenues increased by $80.0 million, or 14.1%, compared to last year. Tuition revenues, which are the largest component of total revenues, increased by $76.4 million, or 14.6%, from the previous fiscal year. Tuition revenue is reported net of tuition refunds, consistent with the Securities and Exchange Commission's Staff Accounting Bulletin 101 entitled "Revenue Recognition in Financial Statements" and associated guidance.

Other Educational Revenues is composed primarily of the sale of books and supplies, including the Becker Conviser CPA Review course on CD-ROM and other CPA and CFA review study materials, and interest or payment deferral charges on students' outstanding receivable balances. Other Educational Revenues increased by 9.7% as the number of students enrolled in the Company's educational programs who purchase such materials increased from last year. The rate of increase in Other Educational Revenues was less than the rate of increase in tuition revenues, in part, because of the continued outsourcing of DeVry University bookstore management, which is discussed more fully below.

Interest income on the Company's short-term investments of cash balances decreased by $0.6 million, or 52.7%, from last year because of somewhat lower cash balances that were available for investment during the first half of the year as the Company repaid borrowings under the revolving line for the purchase of two DeVry University campuses, lower interest rates available on investments and the application of cash balances to offset fees for bank services instead of short-term investment.

The Company's principal business is providing postsecondary education. The Company has presented its financial results in two reportable segments. In February, the Higher Learning Commission of the North Central Association approved the merger of DeVry Institutes (undergraduate programs) and Keller Graduate School of Management (graduate programs) into a single educational institution named DeVry University. The North Central Association is one of six regional bodies that make up the nation's system for accrediting colleges and universities. In support of the transition to DeVry University, the Company's resources and organization have been restructured to better serve the needs of its students, employers of its graduates and shareholders. Accordingly, the reportable segments of the Company have been realigned to reflect this combination and the prior year discussion of results of operations has been revised for consistency with the new structure.

DeVry University segment revenues increased by $74.7 million, or 13.9%, from last year. Revenue increases resulted from increased cumulative total student enrollment for the terms in the fiscal year in both the undergraduate and graduate programs. At the start of the spring term, which spans a part of the third quarter and the fourth quarter of the fiscal year, there were 55,735 students enrolled in DeVry University undergraduate and graduate programs compared to 53,409 students in the spring term of the previous year.

Although total DeVry University enrollments have continued to increase, undergraduate program offerings are heavily concentrated in the areas of computer and electronics technology. Interest in these programs as careers has been adversely affected by the news of employee layoffs and financial difficulty encountered by many firms in the technology sector of the economy. As a result, new undergraduate student enrollments have declined from year-ago levels by 6.2%, 7.6% and 14.2% in the last three semesters, fall, spring and summer (fiscal 2003), respectively. New undergraduate campus openings in Federal Way (Seattle), Washington, and Crystal City (Washington D.C.), Virginia, and several new graduate school center openings during fiscal 2002 helped to reduce the effect of declining new students enrollments at previously opened campuses and contributed to the increased total student enrollment. Tuition rate increases of approximately 6% also contributed to the increased revenues for the year. At the start of the summer term, which is the first term in fiscal 2003, total DeVry University enrollment was 51,551, compared to 51,887 last summer.

DeVry University entered into an agreement with Follett Higher Education Group ("Follett") during fiscal 2000 to manage some of the undergraduate and graduate on-campus bookstores and provide Internet order capability to students at these campuses. The wider range of ancillary merchandise and experienced retail store management available from Follett is believed to provide an improved level of student service. DeVry University receives a commission from Follett based upon the level of bookstore sales at these campuses. At fiscal year-end, Follett was managing 12 campus bookstores, including those at the two new campuses opened during the year, compared to nine campus bookstores under Follett management a year ago. Sales at campus bookstores under Follett management, net of commissions paid to DeVry University, were approximately $17.1 million and $11.0 million, respectively, in fiscal 2002 and 2001. Responsibility for managing additional campus bookstores may be transferred to Follett in the future, based upon the needs of each campus.

In the Professional and Training segment, revenues increased by $5.3 million, or 16.4%. Increased numbers of students taking the Becker Conviser CPA Review course in the classroom, on CD-ROM or online and expanded offerings of the Stalla CFA Review program plus tuition price increases contributed to the increased revenue.

In fiscal 2002, Cost of Educational Services increased by $43.5 million, or 14.3%. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible student accounts. Additions to long-lived assets in DeVry University were $85.3 million, an increase of $11.1 million from last year, as the Company continued its investment in new and expanded facilities and equipment for students and staff. Included in the additions for fiscal 2002 was the purchase for approximately $37.8 million, at the start of the year, of two
undergraduate campuses formerly occupied under lease.   As a result of the
additions to facilities and equipment, including the two new campuses and several graduate centers opened during the year, depreciation expense in DeVry University, most of which is included in Cost of Educational Services, increased by $4.4 million, or 16.3%.

Student Services and Administrative Expense increased by $21.4 million, or 12.8%, from last year. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending reflects marketing costs associated with generating higher student enrollments in the Company's educational programs for the terms that began in fiscal 2002 and for the summer term of fiscal 2003, which began in July. Generally, expenditures for new student recruitment precede the time periods in which there is revenue generated by these new student enrollments. During the year, to counter declining response rates to advertising for the undergraduate technology programs, advertising expenses were increased beyond those originally planned and beyond the historical rate of increase in this expense category. Offsetting some of the advertising expense increase were savings in selling expense as sales representatives in some remote area sales territories were eliminated to better match the costs with revenues generated in these territories.

Also, in response to the growing size and complexity of its educational program offerings, the Company continued its design and development of a new student information system to better support the educational process and supporting activities. Information system development costs related to this project, and to other system support and improvement initiatives, have increased from last year. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. Indirect expenses related to the project, such as training and employee communications, are charged to expense as incurred. At the end of June, total capitalized costs were $8.6 million, of which $6.2 million was capitalized in fiscal year 2002. In addition to the amounts capitalized, $2.6 million of related but indirect activity was charged directly to expense during the year. During the fourth quarter of the year, two elements of the overall system design were put into service and amortization was initiated over the expected useful lives, not exceeding five years. In the fourth quarter, a total of $0.1 million of previously capitalized student system development costs were charged to amortization expense. One of the Company's Directors is also an investor and director of a consulting firm engaged by the Company to assist with systems development projects, including the new student information system. Fees paid to this consulting firm during fiscal year 2002 totaled $3.5 million. Fees paid to this consulting firm have been negotiated to a level believed to be equal to those charged to similar customers. The Company estimates that fees paid to this consulting firm in the coming year will be reduced somewhat from the level incurred in fiscal 2002 as these systems projects near completion.

Partly offsetting the increased student recruitment expenses and information system development costs during the year was a reduction of $3.1 million in amortization expense of intangible assets and goodwill compared to the same period a year ago as a result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, entitled "Goodwill and Other Intangible Assets." Goodwill and indefinite-lived intangible assets arising from a business combination are no longer amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment.
For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit's goodwill is less than the carrying amount of the goodwill. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. As of June 30, 2002, there was no impairment loss associated with the Company's indefinite-lived intangible assets or goodwill associated with the reporting units represented by the Company's two operating segments.

In the DeVry University segment, although the amount of operating income increased from last year by 9.2%, operating margin as a percent of revenues declined from 17.5% last year to 16.8% in the current year. The increased level of spending on student recruitment, increased spending on information systems design and the opening of two new undergraduate campuses and several graduate school centers all contributed to the lower operating margin.

In the Professional and Training segment, operating margin increased from 21.5% last year to 27.9% this year. Operating efficiencies from increased enrollments and higher tuition pricing all contributed to the higher operating margin.

The Company's earnings from operations in fiscal 2002 - before interest expense and taxes - were a record $111.4 million, increasing by 15.7% from last year. Operating margin, which has increased during each of the past several years, increased again from 17.0% last year to 17.2% this year. Contributing to the increased margin was the adoption, at the start of the fiscal year, of SFAS 142 relating to the amortization of goodwill and intangible assets, which reduced amortization expense from the previous year by approximately $3.1 million. Operating margin was also improved by the continued outsourcing of low margin bookstore sales and operating economies from increased student enrollments.

Interest expense increased to $0.8 million this year as the Company borrowed money at the start of the fiscal year under its revolving loan agreement to acquire two undergraduate campuses formerly occupied under lease. The borrowings, which occurred in July, were not fully repaid until April.

Taxes on income were incurred at a rate of 39.4% of pre-tax income for the year, compared to 39.8% last year. Last year's rate was affected by changes to future tax rates in Canada that reduced the carrying value of the Company's net deferred tax assets in Canada and increased tax expense for the year.

Net income of $67.1 million, or $0.95 per share (diluted), was a record for any year. This compares to net income of $57.8 million, or $0.82 per share (diluted) in 2001, which included $0.03 per share of goodwill and intangible asset amortization that was discontinued in 2002 with the adoption of SFAS 142.


Fiscal Year Ended June 30, 2001 vs. Fiscal Year Ended June 30, 2000
-------------------------------------------------------------------
Fiscal 2001 set new records for financial performance. Total consolidated revenues increased by $77.6 million, or 15.8%, compared to last year. Tuition revenues, which are the largest component of total revenues, increased by $80.1 million, or 18.1%, from the previous fiscal year. Tuition revenue for previous years was restated to consistently reflect the categorization of tuition refunds as a reduction in tuition revenue rather than as a component of Cost of Educational Services, consistent with the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements" and associated guidance.

In the fourth quarter of fiscal 2001, the Company applied the accounting and disclosure provisions of SAB 101. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment). Prior to fiscal 2001, the Company recognized enrollment fees in the next academic period after which the applicant had no further right to use or refund. Additionally, tuition refunds were reported as a Cost of Educational Services and have been restated as previously discussed. In accordance with the transition provisions of SAB 101, as of the start of fiscal 2001, the Company deferred approximately $0.7 million of certain fees. This deferred revenue will be recognized in future periods based upon our historical experience of expected future student attendance. Additionally, as of the start of the fiscal year, the Company has elected to defer certain direct costs associated with new student enrollment activities but limited to the extent of revenue deferral. These costs will be subsequently amortized over the same period of expected future student attendance used to recognize deferred revenues. As revenues from enrollment fees and related costs were deferred in equal amounts as of the start of the fiscal year, net income and cash flow from operations were not affected. At June 30, 2001, the Company had approximately $0.7 million of deferred revenue and related costs recorded on its balance sheet, approximately the same amount as of the start of the fiscal year.

Other Educational Revenues is composed primarily of the sale of books and supplies, including the Becker Conviser CPA Review course on CD-ROM and other CPA and CFA review study materials, and interest or payment deferral charges on students' outstanding receivable balances. Although there were more students enrolled in the Company's educational programs and they purchased more books and materials than in the past year, Other Educational Revenues declined by $2.2 million, or 4.9%, from last year because of the continued outsourcing of DeVry University bookstore management, which is discussed more fully below.

Interest income on the Company's short-term investments of cash balances decreased to $1.2 million because of the somewhat lower cash balances that were available for investment during the year.

DeVry University segment revenues increased by $76.5 million, or 16.7%, from last year. Revenue increases resulted from increased cumulative total student enrollment for the terms in the fiscal year in both the undergraduate and graduate programs. At the start of the spring 2001 term, there were 53,409 students enrolled in DeVry University undergraduate and graduate programs compared to 49,268 students in the spring term of the previous year. Enrollments increased because of a new undergraduate campus opening in Tinley Park, Illinois, in July 2000. This is the third undergraduate campus in the Chicago area. Also, in November 2000, a new undergraduate campus opened in Orlando, Florida, the first undergraduate campus in that state. Enrollment at the previously opened undergraduate campuses also increased somewhat during the year. Also during the year, six new graduate centers were opened, bringing the total to 42, and tuition was increased by approximately 6% during the year. During fiscal 2001, DeVry University began to offer its undergraduate Business Administration degree program via distance education on a limited basis. The start of this first undergraduate distance education program offering did not significantly contribute to enrollments or revenues during the year.

DeVry University entered into an agreement with Follett Higher Education Group ("Follett") during fiscal 2000 to manage some of the undergraduate and graduate on-campus bookstores and provide Internet ordering capability to DeVry students at these campuses. The wider range of ancillary merchandise and experienced retail store management available from Follett is believed to provide an improved level of student service. DeVry University receives a commission from Follett based upon the level of bookstore sales at these campuses. At fiscal year-end, Follett was managing nine campus bookstores, including those at the two new campuses opened during the year, compared to four campus book stores under Follett management at the previous June year-end. Sales at the campus bookstores under Follett management, net of commissions paid to DeVry, were approximately $11.0 and $1.5 million, respectively, in fiscal 2001 and 2000. In July 2001, Follett began managing two additional campus bookstores. Responsibility for managing additional campus bookstores may be transferred to Follett in the future, based upon the needs of each campus.

In the Professional and Training segment, revenues increased by $1.1 million, or 3.4%, from last year. In January 2001, the Company acquired the Stalla Seminars CFA exam review as a complement to its Becker Conviser Professional Review programs, increasing the revenues in this segment. However, enrollments and revenues in the CPA review program continued to be negatively affected by additional state implementations of the "150 hour rule" that requires CPA exam candidates to have completed 150 hours of college credit, generally a fifth year of college, before they are eligible to sit for the CPA exam.

In fiscal 2001, Cost of Educational Services increased by $34.9 million, or 12.9%. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials cost of sales, student education-related support activities and the provision for uncollectible student accounts. Additions to long-lived assets in DeVry University were $74.2 million, an increase of $8.5 million from last year as the Company continued its investment in new and expanded facilities and equipment for students and staff. As a result of these additions to facilities and equipment, depreciation expense, most of which is included in the Cost of Educational Services category, increased by $6.5 million from last year.

Although costs increased generally in support of increased enrollments and new operating locations primarily in the DeVry University segment, the consolidated Cost of Educational Services increased at a rate substantially less than the rate of increase in tuition revenues. The lesser rate of cost growth is due almost entirely to the elimination of the cost of sales on books and supplies at the DeVry University bookstores now managed by Follett. The Company now reports commission income in Other Educational Revenues with no corresponding cost of sales. Economies of scale, as enrollment increased at most existing operating locations, further contributed to the lower rate of cost increase.

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

Also, in response to the growing size and complexity of its educational program offerings, the Company began to design and develop a new student information system to better support the educational process and supporting activities. Information system development costs related to this project, and to other system support and improvement initiatives, have increased from last year. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. Indirect expenses related to the project, such as training and employee communications, are charged to expense as incurred. At the end of June 2001, total capitalized costs were approximately $2.4 million, while approximately $1.6 million of systems
development costs were charged to expense as incurred.   Amortization of
capitalized system development costs will begin in future periods as portions of the project become operational.

In the DeVry University segment, the operating income margin for the year improved from 17.1% last year to 17.5% in the current fiscal year because of the effect of the outsourcing of certain low margin bookstore operations to Follett and because of economies of scale as increased enrollments were absorbed into the existing cost structure. Partially offsetting these gains were the additional costs related to the two new undergraduate campuses and six new graduate teaching centers opened during the year and an approximately $0.5 million currency conversion loss with respect to DeVry Canada as the value of the Canadian dollar declined relative to the U.S. dollar during the year.

In the Professional and Training segment, the operating margin increased from 17.5% in fiscal 2000 to 21.5% in fiscal 2001 because of the January 2001 acquisition of the Stalla Seminars CFA review program and operating economies as the Conviser CPA operations acquired at the start of fiscal 2000 were further integrated into the Becker operations.

The Company's earnings from operations in fiscal 2001 - before interest and taxes - were a record $96.3 million, increasing by 21.2% from last year. Operating margin, which has steadily increased during each of the past several years, reached 17.0% this year, up from 16.2% last year. Contributing to the increase in margin has been the outsourcing of the low margin bookstore sales and operating economies from increased student enrollments.

Interest expense decreased by $1.0 million from last year as the Company operated through most of the year either debt free or with very low levels of debt despite record capital spending and the acquisition, for cash, of Stalla Seminars.

Taxes on income for the year were affected by a change in tax rates applicable to the Company's Canadian operations. During the fourth quarter, Canadian Customs and Revenue received Royal Assent to reduce federal and certain provincial income tax rates in future periods. The effect of this change in enacted tax rates through the end of the third quarter of the fiscal year was $634,000. Without the change in enacted tax rates, tax expense for the total year would have been reduced by $855,000. Further reductions in provincial enacted income tax rates are expected in future periods. The effect of these future expected reductions, had they been enacted in the fiscal year ended June 30, 2001, would have been to reduce the carrying value of the net deferred tax assets by an additional $369,000. The cumulative impact of these reductions will be reflected in the quarter(s) when the rates are enacted by Royal Assent.

Net income of $57.8 million, or $0.82 per share (diluted), was a record for any year, increasing by 20.9% from last year.


APPLICATION OF CRITICAL ACCOUNTING POLICIES
-------------------------------------------
The Company's financial statements include numerous estimates and assumptions about the reported amounts of assets, liabilities, revenues and expenses whose exact amounts will not be known until future periods.
Actual amounts may differ from the estimates included in the financial statements. Note 1 of the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2002, fully describes the method of application of the more critical accounting policies listed below.

Significant estimates included in the Company's financial statements include the method of revenue recognition across the academic periods, determining the useful lives of equipment and facilities whose value is a significant portion of the Company's total assets, determining the amount and useful lives of acquired finite-lived intangible assets, assessing the valuation of goodwill and indefinite-lived intangible assets, estimating losses to be realized in the future on the collection of presently owed student receivable balances, estimating costs associated with any settlement of law suits in which the Company is a defendant and estimating health care reimbursement claims for medical services rendered but not yet processed or paid. The methodology by which each of these estimates has been determined for fiscal 2002 is consistent with the manner in which such estimates were made in prior years. Variances from estimate to the actual expense for these items in past years have not been significant. Although different assumptions about the factors affecting each of these estimates could produce a different amount of estimate, the reasonably determined range of estimates for each item would generally not be large enough to significantly change the overall Company reported financial results.

CONTINGENCIES
-------------
The Company is subject to occasional lawsuits, investigations and claims arising in the normal conduct of its business.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and has subsequently been refiled.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials.

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a current student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2002. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary source of liquidity is the cash received from payments for student tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The pattern of cash receipts during the year is somewhat cyclical. The level of accounts receivable from which payments are collected reaches a peak immediately after the billing of tuition, books and fees each semester. At DeVry University, the undergraduate semesters begin in July, November and March. Collections of these receivables are heaviest during the first two months of each term, generally reaching 70-80% of all collections for the term. Collections during this period exceed payments for operating expenses applicable to that period and generally provide sufficient cash flow for the balance of the semester's operations when collections are lower. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the undergraduate spring semester and the end of a financial aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. The graduate school has five term starts per year. Most of the Professional and Training segment operation has two term starts per year. Although their term start dates and frequency may be different, there are similar cyclical patterns in cash receipts based upon the respective academic term cycles.

At June 30, 2002, total Company accounts receivable, net of related reserves, were approximately $26.1 million, an increase of 1.5%, compared to $25.7 million last year. Although increased Company revenues, up 14% for the year, created higher receivables, collection performance and financial aid administration at DeVry University were improved during the year and resulted in a lesser rate of increase in total receivables. Reserves for uncollectible accounts for undergraduate student receivables were increased as a percentage of outstanding receivables to reflect the Company's current collection experience on balances owed. Reserves for other uncollectible accounts were changed proportionately to the change in receivable levels.

To help further reduce the level of Company-provided interim student financing under the DeVry University undergraduate EDUCARD program, students at several of the U.S. and Canadian DeVry Institutes participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. These loans are subject to a limited Company default risk sharing agreement, and the Company maintains reserves equal to the full extent of its share of the risk.

The Company is highly dependent upon the timely receipt of financial aid funds at DeVry University in both the United States and Canada. The Company estimates that historically, approximately 70% of its undergraduate students' tuition, book and fee revenues were financed by government-provided financial aid to students. Keller Graduate School collections from student participation in federal loan programs represent more than 50% of Keller revenues. The financial aid and assistance programs in which the Company's students participate are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding against the Company. In April 2002, the Company received notice from the Office of Postsecondary Education of the United States Department of Education of a limited scope program review of federally funded student financial assistance programs administered by the DeVry Institutes. This review was conducted in late May at the Company's headquarters office. The final report on this review was issued by the Office of Postsecondary Education in June. It included recommendations for process improvements but did not impose any monetary liability on the Company. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at several DeVry campuses. Previous Department of Education program reviews at DeVry have not resulted in material findings or adjustments.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses have engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussion with the Ministry continues as to the extent and purpose of the information requirements. Based upon its discussions to-date, the Company believes that its discussions with the Ministry will be successfully concluded and that there will be no significant monetary liability.

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from various state governments and the U.S. Department of Education is maintained in restricted bank accounts. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or, in a lesser number of instances, just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and these funds then become available for use by the Company in current operations. This process generally occurs within the period of the academic term for which such funds were authorized, with no academic term being more than 16 weeks in length. At June 30, 2002, cash in the amount of $19.3 million was held in restricted bank accounts, in part, to provide funds for the final disbursements for the undergraduate spring term that ended in June and, in part, in anticipation of financial aid disbursements which occur at the start of the undergraduate summer term that began in July. At June 30, 2001, cash in restricted bank accounts equaled $20.5 million.

Cash generated from operations in fiscal 2002 reached a new record of $115.3 million, up more than 31% from last year. Contributing to this increase in cash flow were the increased net income and the increased non-cash charges for depreciation, tuition refunds and bad debt included in net income; a reduction in restricted cash balances and increases in accrued salaries and expenses; and increases in advanced tuition payments received from students.

Capital expenditures in fiscal 2002 were a record $85.9 million. In just the past three years, the Company has invested over $200 million for expansion, facility improvement and replacement of school laboratories, and teaching and administrative equipment for its educational offerings. Contributing to the record capital spending in fiscal 2002 was the first quarter purchase of two DeVry University campuses, in Pomona, California, and Addison, Illinois, both formerly occupied under operating leases. Theses purchases totaled $37.8 million.

For fiscal 2003, capital expenditures are expected to decline somewhat from the record level in fiscal 2002 as new DeVry University campus openings in fiscal 2003 will be in leased facilities and, therefore, require less capital spending by the Company. Although new campus openings planned for fiscal 2004 may be in Company-owned facilities, spending on these facilities will be spread over the end of fiscal 2003 and the start of fiscal 2004 and have a lesser effect on the level of capital expenditures in fiscal 2003. Capital spending on improvements, including instructional technology, and expansion is an integral component of the Company's operating strategy.

In December 2001, the Company and its banks amended the $85 million revolving loan agreement under which the Company has issued letters of credit and borrowed to meet cyclical operating requirements and for capital spending and acquisitions. The term of the agreement was extended by one year to February 1, 2004. In addition, the covenant limiting capital expenditures was eliminated and the fixed charge covenant was modified to provide improved flexibility for the Company's future operations.

At the end of fiscal 2002, there were no borrowings under the revolving loan agreement except for approximately $2.7 million in outstanding letters of credit issued primarily in conjunction with DeVry University's participation in student financial aid programs. Most of these letters of credit have expiration dates of less than one year. To-date, no amount has ever been drawn under any letter of credit issued on behalf of the Company. Any amounts borrowed under the revolving loan agreement are payable at the expiration of the agreement in 2004 unless the agreement is extended to a later expiration date.

The Company's interest rate on bank borrowings is a floating rate of prime or LIBOR plus 0.35%, at the Company's option, and will remain at that level based on continued achievement of certain financial ratios. Interest rates are adjustable quarterly, based upon these financial ratios. At the present time, the Company does not have an interest rate swap or other form of protection against increases in the floating rate that would be applicable to future borrowings. However, when the Company does borrow, it fixes the interval of interest rate adjustment on most of its borrowings for various periods to eliminate some of the possible variability in rates. The Company periodically evaluates the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

The Company's only long-term contractual obligations consist of its revolving line of credit, operating leases on facilities and equipment and agreements for various services. At June 30, 2002, there were no outstanding borrowings under the Company's revolving loan agreement and required payments under non-cancelable operating leases with a term in excess of one year are $28.9 million and $30.1 million for fiscal 2003 and 2004, respectively.

The Company is not a party to any off-balance sheet financing or contingent payment arrangements nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract. The Company does have over $6 million in outstanding surety bonds to various governmental jurisdictions related primarily to its student recruiting and educational operations in those jurisdictions. If the Company were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the bond issued to that jurisdiction. To-date, no surety bond has ever been paid in connection with the Company failing to meet its obligations.

A summary of the Company's contractual obligations is presented below:

                                        (Dollars in thousands)

                                               Due In
                                               ------
                                        Less Than    1-3       4-5      After
                              Total      1 Year     Years     Years    5 Years
                             -------------------------------------------------

Long-term debt                    -         -         -         -          -
                             -------------------------------------------------
Capital leases                    -         -         -         -          -
                             -------------------------------------------------
Operating lease              $307,200   $30,700   $87,700   $50,500   $138,300
                             -------------------------------------------------
Other long-term obligations       -         -         -         -          -
                             -------------------------------------------------
Total cash obligations       $307,200   $30,700   $87,700   $50,500   $138,300
                             -------------------------------------------------


The Company believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility will be sufficient to fund both its current operations and its current growth plans for the foreseeable future.


EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------
In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This corresponds to the Company's fiscal year 2003, which began in July.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. This corresponds to the Company's fiscal year 2003, which began in July.

The Company does not have any plans to retire or dispose of any long-lived assets nor are any subject to any impairment at the present time.
Therefore, the Company does not expect that there will be any immediate impact on its financial statements upon adoption of SFAS No. 143 or SFAS 144.

In May 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 addresses financial accounting and reporting for the extinguishment of debt, accounting for leases and technical corrections and amendments to various existing pronouncements. This statement is effective for transactions or fiscal years beginning after May 15, 2002. This corresponds to the final months of the Company's fiscal year 2002, which ended in June. The Company does not expect that there will be any immediate impact on its financial statements upon adoption of SFAS 145.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company is not currently engaged in any exit or disposal activities and does not expect that there will be any immediate impact on its financial statements upon adoption of SFAS 146.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The following financial and supplemental schedule statements of the Company and its subsidiaries are included below on pages 80 through 110 of this report:

                                                              10K
                                                          Report Page
                                                          -----------
  Consolidated Balance Sheets at
  June 30, 2001 and 2000                                     80-81

  Consolidated Statements of Income for the
  years ended June 30, 2001, 2000 and 1999                      82

  Consolidated Statements of Cash Flows for
  the years ended June 30, 2001, 2000 and 1999                  83

  Consolidated Statements of Shareholders'
  Equity for the years ended June 30, 2001,
  2000 and 1999                                                 84

  Notes to Consolidated Financial Statements                85-108

  Schedule II.  - Valuation and Qualifying Accounts            109

  Report of Independent Accountants                            110



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


                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     2002        2001
                                                   ---------   ---------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                   $  59,685   $  29,213
      Restricted Cash                                19,264      20,484
      Accounts Receivable, Net                       26,054      25,664
      Inventories                                     4,907       4,899
      Deferred Income Taxes                           5,448       5,221
      Prepaid Expenses and Other                      2,469       3,146
                                                    -------     -------
         Total Current Assets                       117,827      88,627
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           58,928      42,583
      Buildings                                     174,344     122,433
      Equipment                                     173,115     147,437
      Construction In Progress                        1,626      20,808
                                                    -------     -------
                                                    408,013     333,261

      Accumulated Depreciation                     (150,386)   (125,796)
                                                    -------     -------
         Land, Buildings and Equipment, Net         257,627     207,465
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         35,692      32,027
      Goodwill                                       42,391      46,825
      Deferred Income Taxes                           1,801       4,658
      Perkins Program Fund, Net                      10,180       9,753
      Other Assets                                    2,110       2,320
                                                    -------     -------
         Total Other Assets                          92,174      95,583
                                                    -------     -------
   TOTAL ASSETS                                   $ 467,628   $ 391,675
                                                    =======     =======







The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     2002        2001
                                                   ---------   ---------
LIABILITIES:

   Current Liabilities:

      Accounts Payable                            $  36,284   $  34,573
      Accrued Salaries, Wages and Benefits           27,595      23,782
      Accrued Expenses                               11,643      10,891
      Advance Tuition Payments                       15,883      14,179
      Deferred Tuition Revenue                       12,287      10,957
                                                    -------     -------
         Total Current Liabilities                  103,692      94,382
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                       -           -
      Deferred Rent and Other                        10,390      12,622
                                                    -------     -------
         Total Other Liabilities                     10,390      12,622
                                                    -------     -------
   TOTAL LIABILITIES                                114,082     107,004
                                                    -------     -------
COMMITMENTS & CONTINGENCIES  (Note 8)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 Par Value, 200,000,000
      Shares Authorized,69,898,540 and
      69,755,491 shares Outstanding
      at June 30, 2002 and 2001, Respectively           700         698
   Additional Paid-in Capital                        66,345      64,481
   Retained Earnings                                285,827     218,772
   Accumulated Other Comprehensive Income               674         720
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       353,546     284,671
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 467,628   $ 391,675
                                                    =======     =======




The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                  CONSOLIDATED  STATEMENTS  OF  INCOME
           (Dollars in Thousands Except for Per Share Amounts)

                                               For The Year Ended
                                                    June 30,

                                          2002        2001        2000
                                       --------    --------    --------
REVENUES:

   Tuition                             $600,400    $523,995    $443,859
   Other Educational                     47,181      43,012      45,238
   Interest                                 553       1,170       1,492
                                        -------     -------     -------
      Total Revenues                    648,134     568,177     490,589
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         347,986     304,532     269,663
   Student Services and
    Administrative Expense              188,712     167,330     141,443
   Interest Expense                         807         400       1,409
                                        -------     -------     -------
      Total Costs and Expenses          537,505     472,262     412,515
                                        -------     -------     -------
Income Before Income Taxes              110,629      95,915      78,074

Income Tax Provision                     43,574      38,139      30,293
                                        -------     -------     -------
NET INCOME                             $ 67,055    $ 57,776    $ 47,781
                                        =======     =======     =======

EARNINGS PER COMMON SHARE
      Basic                               $0.96       $0.83       $0.69
                                        =======     =======     =======
      Diluted                             $0.95       $0.82       $0.68
                                        =======     =======     =======











The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)


                                                  For The Year Ended June 30,
                                                    2002     2001     2000
                                                  -------- -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $67,055  $57,776  $47,781
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                  32,725   28,132   21,545
     Amortization                                     811    3,904    3,706
     Provision for Refunds and
      Uncollectible Accounts                       34,249   29,663   24,186
     Deferred Income Taxes                          2,630   (4,321)  (3,159)
     Loss on Disposals and Adjustments to Land,
      Buildings and Equipment                         188      137       33
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                            1,220   (1,089)   1,516
         Accounts Receivable                      (34,525) (29,719) (34,641)
         Inventories                                   (8)   1,492      304
         Prepaid Expenses And Other                   677   (1,687)     (17)
         Perkins Program Fund Contribution
          and Other                                   193   (2,374)    (695)
         Accounts Payable                           1,711    2,746      451
         Accrued Salaries, Wages,
          Expenses and Benefits                     5,363    3,405    4,703
         Advance Tuition Payments                   1,704   (1,328)   2,079
         Deferred Tuition Revenue                   1,330      862    4,950
                                                  -------   ------   ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       115,323   87,599   72,742
                                                  -------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                            (85,873) (76,933) (40,797)
  Payments for Purchases of Businesses, Net
     of Cash Acquired                                    -  (8,572) (38,587)
                                                   ------   ------   ------
  NET CASH USED IN INVESTING ACTIVITIES           (85,873) (85,505) (79,384)
                                                   ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options           1,068      982      659
  Proceeds from Revolving Credit Facility          55,000   24,000   40,000
  Repayments Under Revolving Credit Facility      (55,000) (24,000) (40,000)
                                                   ------   ------   ------

  NET CASH PROVIDED BY FINANCING ACTIVITIES         1,068      982      659

Effects of Exchange Rate Differences                  (46)     286      (14)
                                                   ------   ------   ------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                      30,472    3,362   (5,997)

Cash and Cash Equivalents at Beginning
 of Year                                           29,213   25,851   31,848
                                                   ------   ------   ------
Cash and Cash Equivalents at End of Year          $59,685  $29,213  $25,851
                                                   ======   ======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                      $807     $324   $1,545
  Income Taxes Paid During the Year, Net           42,486   38,859   31,590


The accompanying notes are an integral part of these consolidated financial statements.


                                 DEVRY INC.
            CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                          (Dollars in Thousands)


                             Common Stock
                         -------------------           Accumulated
                                 Additional               Other
                          Amount   Paid-in   Retained  Comprehensive
                         $.01 Par  Capital   Earnings     Income      Total
                         ------------------- --------- ------------ ---------
Balance at June 30, 1999    $694    $60,948  $113,215         $448  $175,305
Comprehensive Income:
   Net Income in 2000                          47,781                 47,781
   Foreign Currency
      Translation                                              (14)      (14)
                                                                    ---------
Comprehensive Income                                                  47,767
                                                                    ---------
Proceeds from Exercise
   of Stock Options            3        656                              659

Tax Benefit from Exercise
   of Stock Options                   1,408                            1,408
                         ----------------------------------------------------
Balance at June 30, 2000     697     63,012   160,996          434   225,139

Comprehensive Income:
   Net Income in 2001                          57,776                 57,776
   Foreign Currency
      Translation                                              286       286
                                                                    ---------
Comprehensive Income                                                  58,062
                                                                    ---------
Proceeds from Exercise
   of Stock Options            1        981                              982

Tax Benefit from Exercise
   of Stock Options                     488                              488
                         ----------------------------------------------------
Balance at June 30, 2001     698     64,481   218,772          720   284,671

Comprehensive Income:
   Net Income in 2002                          67,055                 67,055
   Foreign Currency
      Translation                                              (46)      (46)
                                                                    ---------
Comprehensive Income                                                  67,009
                                                                    ---------
Proceeds from Exercise
   of Stock Options            2      1,066                            1,068

Tax Benefit from Exercise
   of Stock Options                     798                              798
                         ----------------------------------------------------
Balance at June 30, 2002    $700    $66,345  $285,827         $674  $353,546
                         ====================================================



The accompanying notes are an integral part of these consolidated financial statements.

                                 DEVRY INC.
                 Notes to Consolidated Financial Statements




NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
--------------------
DeVry Inc. (the Company), through its wholly owned subsidiaries, including DeVry University, operates an international system of degree-granting, career-oriented higher education schools and a leading international training firm. DeVry University is one of the largest regionally accredited higher education systems in North America, offering both undergraduate and graduate programs. Its DeVry undergraduate operations award associate and bachelor's degrees in electronics, computer engineering technology, computer information systems, information technology, business administration, business operations, technical management and telecommunications management. The undergraduate programs are offered at 20 large campus locations and several smaller locations located in conjunction with graduate program teaching sites, all in the United States, at three locations in Canada and through DeVry University Online. Several new U.S. locations are scheduled to open in fiscal 2003. Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management, public administration and telecommunications management. Graduate school programs are offered at 48 locations in the United States, including the Online Education Center. Several additional locations are scheduled to open in fiscal 2003. Becker Conviser Professional Review (Becker Conviser) is the leading international training firm preparing students to pass the Certified Public Accountant (CPA), Certified Management Accountant (CMA) and Chartered Financial Analyst (CFA) examinations. Currently, the CPA exam review course is offered at approximately 300 locations worldwide.

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

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents can include time deposits, commercial paper, municipal bonds and bankers acceptances with original maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature. The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution. The Company periodically evaluates the credit-worthiness of the security issuers

-------------------------------------
and financial institutions with which it invests. Included in the reported cash balance is $17.2 million and $15.4 million at June 30, 2002 and 2001, respectively, for checks issued but not yet cleared through the Company's bank accounts. These amounts are also included in accounts payable.

Financial Aid and Restricted Cash
---------------------------------
Financial aid and assistance programs, in which most of DeVry University's students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which these students participate. DeVry University's administration of these programs is periodically reviewed by various regulatory agencies.
Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against
 DeVry University.

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

Revenue Recognition
-------------------
Tuition and technology fee revenues are recognized ratably on a straight line basis over the applicable academic term. The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight line fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of the Company's expected exposure to uncollectible accounts and refunds are determined at the onset of each academic term based upon actual experience in previous terms and monitored and adjusted as necessary within

------------------------------
the term. If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds issued are charged fully to refund expense during the applicable academic term. Related reserves with respect to uncollectible accounts and refunds are $13,890,000 and $12,364,000 at June 30, 2002 and June 30, 2001, respectively.

Textbook sales and other educational product sales, including training services and the Becker Conviser CD-ROM product, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook and other educational product revenues are recognized when the sale occurs, generally at the start of each academic term. Revenue from training services, which is generally short-term in duration, is recognized when the training service is provided, without consideration for when payment is received. Also included in Other Educational Revenues are receivable interest billings from various student deferred tuition payment plans. Interest charges are generally billed monthly and are recognized when billed. In addition, fees from international licensees of the Becker Conviser programs are included in Other Educational Revenues and recognized into income when payment is received.

In the fourth quarter of fiscal 2001, the Company adopted the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements" and associated guidance. SAB 101 requires the deferral of certain fees and other charges over the period of service (student enrollment). Additionally, tuition refunds, which were previously reported as a Cost of Educational Services, are now classified as a reduction in net revenue, with prior period information restated to conform to this classification. In accordance with SAB 101, the Company deferred approximately $700,000 of enrollment fees as of July 1, 2000. This deferred revenue is recognized in subsequent periods as student services are provided. Additionally, as permitted by SAB 101, the Company elected to defer certain direct costs of activities associated with these fees, limited to the extent of the revenue deferral as of July 1, 2000. These costs are subsequently amortized over the periods in which student services are provided. As deferred revenue and equivalent deferred costs were recorded as of July 1, 2000, reported net income and cash flows were not affected by the adjustments required to adopt the guidance of SAB 101. Since changes to the deferrals require the recording of equivalent amounts of revenues and costs, net income is also not affected in periods subsequent to adoption. At June 30, 2002 and 2001, the Company has $680,000 and $737,000, respectively, of deferred revenue and an equivalent amount of deferred costs recorded associated with these fees.

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

Depreciation is computed using the straight line method over estimated service lives. These lives range from five to 31 years for buildings and leasehold improvements and three to eight years for equipment.

Business Combinations, Intangible Assets and Goodwill
-----------------------------------------------------
Intangible assets relate mainly to acquired business operations (see "Note 2-Business Combinations"). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.

In July 2001, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 141 and 142, entitled
"Business Combinations" ("SFAS 141") and "Goodwill and Other Intangible Assets" ("SFAS 142"), respectively.

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

SFAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. As required by this accounting standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the Consolidated Balance Sheets (see "Note 3-Intangible Assets"). SFAS 142 provides that goodwill and indefinite-lived intangibles arising from a business combination will no longer be amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for

----------------------------------------------------------------
impairment, or more frequently if circumstances arise indicating potential impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. See "Note 3-Intangible Assets" for the results of the Company's required impairment analysis of its intangible assets and goodwill.

Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets, generally six to 15 years. Amortization of all intangible assets and goodwill is being deducted for tax reporting purposes over statutory lives.

The Company expenses all curriculum development and new school opening costs as incurred.

Perkins Program Fund
--------------------
DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values, net of allowances for losses on loan collections, of $2,706,000 and $2,592,000 at June 30, 2002 and 2001,
respectively. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan program do not belong to the Company and are not recorded on the Company's financial statements. Upon termination of the program by the federal government or withdrawal from future participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated lives of the software not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $6,862,000 and $2,381,000 as of June 30, 2002 and 2001, respectively.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments.

Foreign Currency Translation
----------------------------
The financial position and results of operations of the Company's foreign subsidiary are measured using the local currencies as the functional currencies. Assets and liabilities of the foreign subsidiary and other foreign operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders' Equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended June 30, 2002, 2001 and 2000 were not material.

Income Taxes
------------
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law.

Earnings per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,830,000, 69,704,000 and 69,525,000 in 2002, 2001 and
2000, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,594,000, 70,662,000 and 70,390,000 in 2002, 2001 and
2000, respectively. Excluded from the June 30, 2002, 2001 and 2000 computations of diluted earnings per share were options to purchase 670,000, 42,000 and 182,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares and therefore, their effect would be anti-dilutive.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Stock-based Compensation
------------------------
The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"),for the years ended June 30, 2002, 2001 and 2000, in "Note 7-Shareholders' Equity."

Comprehensive Income
--------------------
The Company's only item that meets the definition for adjustment to arrive at comprehensive income is the change in cumulative translation adjustment. Changes in cumulative translation adjustment are included in the Consolidated Statements of Shareholders' Equity.

Reclassifications
-----------------
Certain previously reported amounts have been reclassified to conform to current presentation format, with no effect on reported net income.

NOTE 2: BUSINESS COMBINATIONS

On January 5, 2001, using its available cash balances, the Company acquired for approximately $8.6 million, substantially all of the tangible operating assets, trademarks and trade names of Argentum Inc. and Xerxes Inc., which do business as Stalla Seminars ("Stalla"). Stalla, which was based outside of Cleveland, Ohio, developed and marketed exam preparation materials for the Chartered Financial Analyst professional certification as administered by the Association for Investment Management and Research.

During fiscal 2002, the Company finalized the allocation of the purchase price of Stalla. The goodwill from this acquisition that was recorded at June 30, 2001, was reduced by $4,434,000 and reallocated as follows:

	Amortized Intangible Assets:
		Class Materials		    $2,400,000
                Non-compete Agreement          100,000
                Other                           34,000
                                             ---------
                Total                       $2,534,000
                                             =========

	Unamortized Indefinite-Lived Intangible Assets:
		Trade Name			    $1,900,000
						     =========

The $34,000 of Other amortized intangible assets was subsequently written-off to expense as a part of the allocation process.

On July 1, 1999, the Company acquired substantially all of the tangible operating assets, trademarks and trade names and assumed certain liabilities of the Denver Technical College ("DTC"). These assets were purchased, for approximately $25.6 million in cash, from Educational Development Corporation and its stockholders. On this same date, the Company acquired certain land and buildings used by DTC from Niagara Limited Partnership for cash. DTC was one of the largest technical colleges in Colorado. The college offered undergraduate programs in electronics, computer technology and business at campuses in Denver and Colorado Springs.

On July 2, 1999, Becker CPA Review acquired certain tangible operating assets, trademarks and trade names of Conviser Duffy CPA Review Course ("Conviser Duffy"). These assets were purchased, for approximately $13.0 million in cash, from a unit of Harcourt General, Inc. Conviser Duffy was a nationally known training firm preparing students to pass the CPA exam.

The acquisitions have been accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values, with any residual purchase price allocated to goodwill. Beginning July 2001, these intangible assets and goodwill are being accounted for under SFAS 141 and 142. See "Note 1-Business Combinations, Intangible Assets and Goodwill" for a complete description of this accounting.

The results of DTC and Conviser Duffy for the full year have been included in the Company's Statement of Income for the year ended June 30, 2000. Pro forma information for the year ended June 30, 2000, is not provided as the acquisitions occurred in close proximity to the beginning of the year.

NOTE 3: INTANGIBLE  ASSETS

Intangible assets consist of the following:

                                                   As of June 30, 2002
                                           ----------------------------------
                                           Gross Carrying       Accumulated
                                               Amount           Amortization
                                           ----------------------------------
	Amortized Intangible Assets:
		License and Non-compete
                   Agreements               $2,600,000         $(1,265,000)
                Class Materials              2,900,000            (300,000)
                Other                          600,000            (300,000)
                                             ---------           ---------
                Total                       $6,100,000         $(1,865,000)
                                             =========           =========
        Unamortized Intangible Assets:
                Trademark                  $ 1,645,000
		Trade Names           	    15,872,000
		Intellectual Property	    13,940,000
                                            ----------
                Total                      $31,457,000
                                            ==========

                                                   As of June 30, 2001
                                           ---------------------------------
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
                                            ==========

As part of its fiscal 2002 assessment of intangible assets, the Company shortened the useful life of the Class Materials intangible asset and wrote-off the $10,000 cost basis of another intangible asset.

Amortization expense for amortized intangible assets was $769,000 for the year ended June 30, 2002. Amortization expense was $2,012,000 for both amortized and unamortized intangible assets for the year ended June 30, 2001. Estimated amortization expense for amortized intangible assets for the next five fiscal years ended June 30 is as follows:

                     Fiscal Year
                        2003                      $730,000
                        2004                       730,000
                        2005                       730,000
                        2006                       230,000
                        2007                       210,000

The original weighted-average amortization period for amortized intangible assets is six years for License and Non-compete Agreements, 14 years for Class Materials and six years for Other as of June 30, 2002.

Indefinite-lived intangible assets related to Trademarks, Trade Names and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of July 1, 2001, there was no impairment loss associated with such indefinite-lived intangible assets as fair value exceeded the carrying amount. Similarly, as of the end of fiscal 2002, there was no impairment loss associated with these indefinite-lived intangible assets as fair value again exceeds the carrying amount.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, there was no impairment in the value of the Company's goodwill for any reporting units as of July 1, 2001 and as of the end of fiscal 2002. The carrying amount of goodwill related to the DeVry University reportable segment at July 1, 2001 and June 30, 2002 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment was $24,630,000 at July 1, 2001 and $20,196,000 at June 30, 2002. The decrease is the result of the finalization of the allocation of the Stalla Seminars purchase price as described in "Note 2-Business Combinations."

As required by SFAS 142, the following is the Company's disclosure of what reported net income would have been for the years ended June 30 2001 and 2000, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized.

                            (Dollars in Thousands Except per Share Amounts)
                                          For the Year Ended
                                               June 30,
                                          -------------------
                                            2001        2000
                                            ----        ----
        NET INCOME:
        Net Income as Reported            $57,776    $47,781

        Goodwill Amortization               1,119        993

        Trademark, Trade Name and
          Intellectual Property
          Amortization                        896        891

        Change in Useful Life of
          Class Materials                     (12)       (12)
                                           ------     ------
        Adjusted Net Income               $59,779    $49,653
                                           ======     ======
        EARNINGS PER COMMON SHARE:
        Basic Earnings per Common
          Share as Reported                 $0.83      $0.69

        Aggregate Changes in
         Amortization Expense                 .03        .02
                                           ------     ------
        Adjusted Basic Earnings per
        Common Share                        $0.86      $0.71
                                           ======     ======

        Diluted Earnings per Common
          Share as Reported                 $0.82      $0.68

        Aggregate Changes in
          Amortization Expense                .03        .03
                                           ------     ------
        Adjusted Diluted Earnings per
          Common Share                      $0.85      $0.71
                                           ======     ======

NOTE 4: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                        For the Year Ended June 30,
                                ---------------------------------------
                                    2002          2001          2000
                                -----------    ----------    ----------
    U.S.                       $111,836,000  $100,064,000   $81,953,000
    Foreign                      (1,207,000)   (4,149,000)   (3,879,000)
                                -----------    ----------    ----------
    Total                      $110,629,000  $ 95,915,000   $78,074,000
                                ===========    ==========    ==========

The net income tax provisions (benefits) related to the above results are as follows:
                                        For the Year Ended June 30,
                                 --------------------------------------
                                    2002          2001          2000
                                 ----------    ----------    ----------
Current Tax Provision:
    U.S. Federal                $35,178,000   $35,560,000   $28,062,000
    State and Local               5,766,000     6,900,000     5,390,000
                                 ----------    ----------    ----------
       Total Current             40,944,000    42,460,000    33,452,000
Deferred Tax Provision:
    U.S. Federal                  1,953,000    (2,493,000)     (878,000)
    State and Local                 369,000    (1,558,000)     (841,000)
    Foreign                         308,000      (270,000)   (1,440,000)
                                 ----------    -----------   ----------
       Total Deferred             2,630,000    (4,321,000)   (3,159,000)
                                 ----------    ----------    ----------
Net Income Tax Provision        $43,574,000   $38,139,000   $30,293,000
                                 ==========    ==========    ==========

The income tax provisions differ from those computed using the statutory United States federal rate as a result of the following items:

                                     For the Year Ended June 30,
                      ---------------------------------------------------------
                            2002                2001                2000
                      ---------------------------------------------------------
Income Tax at
  Statutory Rates    $38,720,000  35.0%  $33,570,000  35.0%  $27,326,000  35.0%
Higher Rates on
  Foreign Operations     908,000   0.8%      532,000   0.6%     (191,000) (0.2%)

State Income Taxes     3,788,000   3.4%    3,334,000   3.5%    2,835,000   3.6%

Other                    158,000   0.2%      703,000   0.7%      323,000   0.4%
                      ---------------------------------------------------------
Income Tax Provision $43,574,000  39.4%   $38,139,000  39.8%  $30,293,000  38.8%
                      =========================================================


Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following:

                                       For the Year Ended June 30,
                                 --------------------------------------
                                    2002          2001          2000
                                 ----------     ---------     ---------
Loss Carryforwards               $6,294,000    $6,155,000    $5,885,000
Employee Benefits                 4,144,000     3,220,000     2,795,000
Receivable Reserves and
 Other                            4,782,000     4,779,000     3,186,000
                                 ----------     ---------     ---------
Gross Deferred Tax Assets        15,220,000    14,154,000    11,866,000
                                 ----------     ---------     ---------
Depreciation and Other              243,000     2,138,000    (2,957,000)
Amortization                     (8,214,000)   (6,413,000)   (3,351,000)
                                 ----------     ---------     ---------
Gross Deferred Tax
 Liabilities                     (7,971,000)   (4,275,000)   (6,308,000)
                                 ----------     ---------     ---------
Net Deferred Taxes               $7,249,000    $9,879,000    $5,558,000
                                 ==========     =========     =========

Based on the Company's expectations for future operating earnings, management believes that, more likely than not, operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets.

During June 2001, Canadian Customs and Revenue received Royal Assent to reduce federal and certain provincial income tax rates in future periods. The effect on the Company's total current and prior years' Canadian tax provisions and related deferred tax asset balances was to reduce the current and prior years' tax benefits recorded and to reduce the carrying value of the deferred tax assets by $318,000 and $855,000 respectively, exclusive of Canadian net operating losses utilized in the year ended June 30, 2002. Further reductions in Canadian income tax rates are anticipated in future periods. The effect of these future expected reductions, had they been enacted in the fiscal year ended June 30, 2002, would have been to reduce the carrying value of the deferred tax assets and the tax benefit recorded by an additional $71,000. The cumulative impact of these future reductions will be reflected in the quarter(s) when Royal Assent to the rate reductions is enacted.

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:

                                       For the Year Ended June 30,
                                  -------------------------------------
                                    2002          2001          2000
                                  ---------     ---------     ---------
Recognition of Operating
  Loss Carryforwards             $ (139,000)  $(  270,000)  $(1,271,000)
Excess (Tax) Book
  Depreciation and
  Amortization                    3,696,000    (2,033,000)     (443,000)
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes          (927,000)   (2,018,000)   (1,445,000)
                                  ---------     ---------     ---------
Deferred Tax Provision           $2,630,000   $(4,321,000)  $(3,159,000)
                                  =========     =========     =========

The Company has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2009.

NOTE 5: REVOLVING LOAN AGREEMENT

All of the Company's borrowings and letters of credit under its revolving loan agreement are through DeVry University. This agreement consists of a revolving credit facility in an aggregate amount not to exceed $85,000,000. The agreement was amended in November 1999, removing certain restrictions on future acquisitions. The agreement was also amended in October 2000 and December 2001, both times to extend its term and adjust certain financial covenants. All borrowings and letters of credit under the revolving loan agreement mature in February 2004, and no installment payments are required until the loan agreement expires. There were no outstanding borrowings under the revolving loan agreement at June 30, 2002 and June 30, 2001. Letters of credit outstanding were $2,501,000 and $902,000, as of June 30, 2002 and 2001, respectively. As of June 30, 2002, outstanding borrowings under the revolving loan agreement bear interest, payable quarterly, at either the prime rate or a Eurodollar rate plus 0.35%, at the option of the Company. Outstanding letters of credit under the revolving loan agreement are charged an annual fee equal to 0.35% of the undrawn face amount of the letter of credit, payable quarterly. Both interest rate and letter of credit fees are adjustable quarterly, based upon the Company's achievement of certain financial ratios.

As of June 30, 2001, the Company's revolving line of credit agreement contained a covenant limiting the amount of capital expenditures the Company and its subsidiaries could make in any fiscal year. The Company exceeded this limitation in fiscal 2001, creating an Event of Default as defined by the loan agreement. In August 2001, the lenders waived this default for fiscal year 2001. In December 2001, the agreement was amended to provide the Company more operating flexibility by eliminating the covenant limiting capital expenditures and modifying the fixed charge financial covenant; also, the term of the agreement was extended by one year.

The bank financing agreement contains certain other covenants that, among other things, require maintenance of certain financial ratios as defined in the agreement.

NOTE 6: EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
------------------------------
All employees who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Matching contributions under the plan were approximately $2,312,000, $2,083,000 and $1,709,000 in 2002, 2001 and 2000, respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $4,465,000, $4,363,000 and $3,257,000 in 2002, 2001
and 2000, respectively.

Employee Stock Purchase Plan
----------------------------
Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2002, 2001 and 2000.

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

-----------------------------
At June 30, 2002, 3,542,238 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

A summary of activity under the stock option plans is as follows:

                                                       Options Outstanding
                                                     ------------------------
                                                                     Weighted
                                            Shares                    Average
                                          Available     Number       Exercise
                                          for Grant  Outstanding        Price
                                          ---------  -----------     --------
Balance at June 30, 1999                    576,409    1,993,076       $11.43
 Options Authorized                       1,500,000            -            -
 Options Granted                           (237,500)     237,500       $21.44
 Options Exercised                               -      (245,529)       $4.20
 Options Canceled                            43,822      (43,822)      $19.68
                                          ---------    ---------       ------
Balance at June 30, 2000                  1,882,731    1,941,225       $13.38
 Options Granted                           (318,350)     318,350       $32.45
 Options Exercised                               -      (118,819)       $9.69
 Options Canceled                            36,591      (36,591)      $20.08
 Options Expired                             (8,990)           -            -
                                          ---------    ---------       ------
Balance at June 30, 2001                  1,591,982    2,104,165       $16.35
 Options Granted                           (390,700)     390,700       $34.55
 Options Exercised                               -      (148,450)       $8.08
 Options Canceled                            35,660      (35,660)      $23.63
 Options Expired                             (5,459)           -            -
                                          ---------    ---------       ------
Balance at June 30, 2002                  1,231,483    2,310,755       $19.85
                                          =========    =========       ======

A summary of outstanding and exercisable stock options as of June 30, 2002, is as follows:

                         Options Outstanding              Options Exercisable
                  ----------------------------------    ----------------------
                               Weighted
                                Average     Weighted                  Weighted
   Range of                    Remaining     Average                   Average
   Exercise       Number of   Contractual   Exercise    Number of     Exercise
    Prices          Shares        Life        Price      Shares         Price
 -----------------------------------------------------------------------------
  $2.31- 3.69      324,900         1.93       $3.37      324,900         $3.37

  $5.06-11.53      354,984         3.76       $9.19      354,984         $9.19

 $12.63-19.81      269,298         5.16      $14.40      222,338        $14.32

 $20.25-30.01      693,673         6.53      $21.58      353,677        $21.53

 $31.45-38.81      667,900         8.71      $33.93       77,760        $33.45
                 -------------------------------------------------------------
  $2.31-38.81    2,310,755         5.93      $19.85    1,333,659        $13.31
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

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 2002, 2001 and 2000 was $21.75, $16.04 and $12.27 per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                   2002        2001        2000
                                   ----        ----        ----
 Expected Life (in Years)          7.50        7.00        7.00
 Expected Volatility              55.00%      50.30%      46.40%
 Risk-free Interest Rate           5.05%       6.03%       6.17%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 2002, 2001 and 2000 (dollars in thousands except for per share amounts):

                                      2002         2001         2000
                                     -------     -------      -------
 Net Income as Reported              $67,055      $57,776      $47,781
 Pro Forma Net Income                $64,446      $55,822      $46,211

 Diluted Earnings per Common Share
    as Reported                        $0.95        $0.82        $0.68
 Pro Forma Diluted Earnings
    per Common Share                   $0.91        $0.79        $0.66

-------------------------------
The pro forma effect on net income and earnings per common share for 2002, 2001 and 2000 is not necessarily representative of the pro forma effect on net income in future years because it is not required to take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

DeVry University and Becker Conviser lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2002, are as follows:

         Year Ended
         June 30,                       Amount
         ----------                  ------------
           2003                       $30,700,000
           2004                        31,900,000
           2005                        28,800,000
           2006                        27,000,000
           2007                        25,400,000
          Thereafter                  163,100,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2002, 2001 and 2000, were $34,660,000, $31,940,000 and $24,290,000, respectively.

The Company is subject to occasional lawsuits, investigations and claims arising in the normal conduct of its business.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. On April 15, 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and has subsequently been refiled.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials.

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a current student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2002. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses have engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions with the Ministry continue as to the extent and purpose of the information requirements. Based upon its discussions to-date, the Company believes that its discussions with the Ministry will be successfully concluded and that there will be no significant monetary liability.

NOTE 9:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail in "Note 1-Summary of Significant Accounting Policies" under "Nature of Operations." The Company presents two reportable segments: the DeVry University undergraduate and graduate operations (DeVry University) and the professional examination review and training operations including Becker Conviser Professional Review and Center for Corporate Education (Professional and Training).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based, in part, upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in "Note 1 - Summary of Significant Accounting Policies."

The segments as described above have changed from those previously reported. In February 2002, the Higher Learning Commission of the North Central Association approved the merger of DeVry Institutes (undergraduate programs) and Keller Graduate School of Management (graduate programs) into a single educational institution with the name of DeVry University. The North Central Association is one of six regional bodies that make up the nation's system for accrediting colleges and universities. In support of the transition to DeVry University, the Company's resources and organization have been restructured to better serve the needs of its students, employers and shareholders and achieve the University's strategic goals. Accordingly, the reportable segments of the Company have been realigned to reflect this combination. As a result of these changes, in the tables below, the Company has provided segment information based on both the current and previous segmentation.

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

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2002, 2001 and 2000. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                              For the Year Ended June 30,
                                       ------------------------------------------
                                           2002           2001            2000
                                       ------------------------------------------
Revenues:
   DeVry University                   $610,495,000   $535,841,000    $459,310,000
   Professional and Training            37,639,000     32,336,000      31,279,000
                                       -----------    -----------     -----------
      Total Consolidated Revenues     $648,134,000   $568,177,000    $490,589,000
                                       -----------    -----------     -----------
Operating Income:
   DeVry University                   $102,503,000    $93,865,000     $78,424,000
   Professional and Training            10,507,000      6,957,000       5,467,000
   Reconciling Items:
     Amortization Expense                 (811,000)    (3,904,000)     (3,706,000)
     Interest Expense                     (807,000)      (400,000)     (1,409,000)
     Depreciation and Other               (763,000)      (603,000)       (702,000)
                                       -----------     ----------      ----------
      Total Consolidated Income
       before Income Taxes            $110,629,000    $95,915,000     $78,074,000
                                       -----------     ----------      ----------
Segment Assets:
   DeVry University                   $385,582,000   $307,172,000    $251,809,000
   Professional and Training            62,496,000     61,558,000      55,360,000
   Corporate                            19,550,000     22,945,000      19,910,000
                                       -----------    -----------     -----------
      Total Consolidated Assets       $467,628,000   $391,675,000    $327,079,000
                                       -----------    -----------     -----------
Additions to Long-lived Assets:
   DeVry University                    $85,268,000    $76,540,000     $65,671,000
   Professional and Training               605,000      8,965,000      13,713,000
                                        ----------     ----------      ----------
      Total Consolidated Additions
       to Long-lived Assets            $85,873,000    $85,505,000     $79,384,000
                                        ----------     ----------      ----------
Depreciation Expense:
   DeVry University                    $31,421,000    $27,018,000     $20,530,000
   Professional and Training               531,000        472,000         319,000
   Corporate                               773,000        642,000         696,000
                                        ----------     ----------      ----------
      Total Consolidated Depreciation  $32,725,000    $28,132,000     $21,545,000
                                        ----------     ----------      ----------
Amortization Expense:
   DeVry University                       $ 31,000     $1,059,000      $1,059,000
   Professional and Training               780,000      2,845,000       2,647,000
                                           -------      ---------       ---------
      Total Consolidated Amortization     $811,000     $3,904,000      $3,706,000
                                           -------      ---------       ---------


Following is a tabulation of business segment information based on the previously reported segmentation for each of the years ended June 30, 2002, 2001 and 2000. These segments were defined as the undergraduate operations (Undergraduate) and graduate and professional examination review operations including Keller Graduate School of Management and Becker Conviser Professional Review (Graduate and Professional). Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.


                                              For the Year Ended June 30,
                                       ------------------------------------------
                                           2002           2001            2000
                                       ------------------------------------------
Revenues:
   Undergraduate                      $550,693,000   $488,007,000    $421,211,000
   Graduate and Professional            99,472,000     81,373,000      70,273,000
   Intersegment Elimination             (2,031,000)    (1,203,000)       (895,000)
                                       -----------    -----------     -----------
      Total Consolidated Revenues     $648,134,000   $568,177,000    $490,589,000
                                       -----------    -----------     -----------

Operating Income:
   Undergraduate                      $ 88,615,000    $84,315,000     $71,291,000
   Graduate and Professional            24,395,000     16,507,000      12,600,000
   Reconciling Items:
     Amortization Expense                 (811,000)    (3,904,000)     (3,706,000)
     Interest Expense                     (807,000)      (400,000)     (1,409,000)
     Depreciation and Other               (763,000)      (603,000)       (702,000)
                                       -----------     ----------      ----------
      Total Consolidated Income
       before Income Taxes            $110,629,000    $95,915,000     $78,074,000
                                       -----------     ----------      ----------
Segment Assets:
   Undergraduate                      $356,810,000   $289,648,000    $225,913,000
   Graduate and Professional            91,268,000     79,082,000      81,256,000
   Corporate                            19,550,000     22,945,000      19,910,000
                                       -----------    -----------     -----------
      Total Consolidated Assets       $467,628,000   $391,675,000    $327,079,000
                                       -----------    -----------     -----------
Additions to Long-lived Assets:
   Undergraduate                       $84,178,000    $75,299,000     $64,362,000
   Graduate and Professional             1,695,000     10,206,000      15,022,000
                                        ----------     ----------      ----------
      Total Consolidated Additions
       to Long-lived Assets            $85,873,000    $85,505,000     $79,384,000
                                        ----------     ----------      ----------

Depreciation Expense:
   Undergraduate                       $30,408,000    $25,926,000     $19,642,000
   Graduate and Professional             1,544,000      1,564,000       1,207,000
   Corporate                               773,000        642,000         696,000
                                        ----------     ----------      ----------
      Total Consolidated Depreciation  $32,725,000    $28,132,000     $21,545,000
                                        ----------     ----------      ----------

Amortization Expense:
   Undergraduate                          $ 31,000     $1,059,000      $1,059,000
   Graduate and Professional               780,000      2,845,000       2,647,000
                                           -------      ---------       ---------
      Total Consolidated Amortization     $811,000     $3,904,000      $3,706,000
                                           -------      ---------       ---------


The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 5% of total revenues for the years ended June 30, 2002, 2001 and 2000. Revenues and long-lived assets by geographic area are as follows:

                                               For the Year Ended June 30,
                                       ------------------------------------------
                                           2002           2001            2000
                                       ------------------------------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $623,374,000   $542,611,000    $465,278,000
  International Operations              24,760,000     25,566,000      25,311,000
                                       -----------    -----------     -----------
  Consolidated                        $648,134,000   $568,177,000    $490,589,000
                                       -----------    -----------     -----------

Long-lived Assets:
  Domestic Operations                 $339,797,000   $291,753,000    $232,831,000
  International Operations              10,004,000     11,295,000      12,284,000
                                       -----------    -----------     -----------
  Consolidated                        $349,801,000   $303,048,000    $245,115,000
                                       -----------    -----------     -----------


No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 10:  RELATED PARTIES

One of the Company's Directors is also an investor in and a director of a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm during fiscal 2002 were approximately $3.5 million.

The chairman of the board and another director of a consulting firm that specializes in solutions for higher education institutions are Directors of the Company. The Company's Chairman of the Board is an investor in this consulting firm. The Company did not utilize any services from this consulting firm during fiscal 2002.

One of the Company's Directors is an officer of an educational materials and textbook publishing company, McGraw-Hill Education. Purchases from McGraw-Hill during fiscal 2002 were approximately $1.5 million.

NOTE 11:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2002 and 2001, are as follows. Previously reported quarterly revenues in fiscal 2001 have been conformed to reflect the reclassification and revenue deferral associated with the adoption of SAB 101 (See "Note 1-Revenue Recognition").

		(Dollars in Thousands, Except for Per Share Amounts)
2002                                       Quarter
-----                      --------------------------------------
                                                                      Total
                             First    Second     Third    Fourth       Year
                           --------------------------------------   --------
Revenues                   $154,632  $166,675  $164,814  $162,013   $648,134
Income Before Interest
 and Taxes                   23,389    30,686    30,451    26,910    111,436
Net Income                   14,078    18,419    18,367    16,191     67,055
Earnings per Common Share
     Basic                     0.20      0.26      0.26      0.23       0.96
     Diluted                   0.20      0.26      0.26      0.23       0.95

2001                                       Quarter
----                       --------------------------------------
                                                                      Total
                             First    Second     Third    Fourth       Year
                           --------------------------------------   --------
Revenues                   $130,448  $145,948  $144,363  $147,418   $568,177
Income Before Interest
 and Taxes                   19,895    25,598    26,592    24,230     96,315
Net Income                   12,166    15,722    16,037    13,851     57,776
Earnings per Common Share
     Basic                     0.17      0.23      0.23      0.20       0.83
     Diluted                   0.17      0.22      0.23      0.20       0.82


                                               DEVRY INC.

                                              SCHEDULE II

                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                          For the Years Ended June 30, 2002, 2001 and 2000
                                         (Dollars in Thousands)

                                                                    Charged to
                                         Balance at    Charged to      Other                  Balance at
Description of Allowances                Beginning     Costs and     Accounts    Deductions     End of
and Reserves                             of Period      Expenses           1            2       Period
---------------------------------------------------------------------------------------------------------
2002
----
Deducted from accounts receivable
 for refunds                                $   215       $20,104            -      $20,097      $   222

Deducted from accounts receivable
 for uncollectible accounts                  12,149        13,608            -       12,089       13,668

Deducted from notes receivable for
 uncollectible notes                              4              -           -            -            4

For loss on disposition of inventory            132            12            -           81           63

For loss on DeVry capital contributions
 to Perkins loan program                      2,592           114            -            -        2,706

2001
----
Deducted from accounts receivable
 for refunds                                   $117       $18,184            -      $18,086      $   215

Deducted from accounts receivable
 for uncollectible accounts                   9,235        11,119            -        8,205       12,149

Deducted from notes receivable for
 uncollectible notes                              4              -           -            -            4

For loss on disposition of inventory            112            74            -           54          132

For loss on DeVry capital contributions
 to Perkins loan program                      2,346           246            -            -        2,592

2000
----
Deducted from accounts receivable
 for refunds                                   $117       $16,235            -      $16,235      $   117

Deducted from accounts receivable
 for uncollectible accounts                   6,367         7,586          620        5,338        9,235

Deducted from notes receivable for
 uncollectible notes                              4              -           -            -            4

For loss on disposition of inventory             89            45            -           22          112

For loss on DeVry capital contributions
 to Perkins loan program                      2,080           266            -            -        2,346

----------------------------------------------------

    1 Opening balances of acquired businesses.
    2 Write-offs of uncollectible amounts or inventory.

To the Board of Directors and Shareholders of DeVry Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statement, effective July 1, 2001, the Company adopted Statement of Fiancial Accounting Standard, No. 142, "Goodwill and other Intangible Assets." The Company also changed its method of accounting for certain fees and assoiciated direct costs during the year ended June 30, 2001, applying the accounting and disclosure provisions of the Securities and Exchange Commission's Staff Accounting Bulletin 101 ("SAB 101") entitled "Revenue recognition in Financial Statements."



PricewaterhouseCoopers LLP
Chicago, Illinois
August 12, 2002

                                PART III
                                --------

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 2002, and is incorporated herein by reference. Information regarding executive officers is included on pages 52 through 57 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings is included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 12, 2002, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 2002, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 2002, and is incorporated herein by reference.


ITEM  13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 12, 2002, and is incorporated herein by reference.

                                PART  IV
                                --------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:
     (1)  Financial  Statements
     The required financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 80 through 110 of this Form 10-K.

     (2)  Supplemental Financial Statement Schedules
     The required supplemental schedule of the Company and its subsidiaries is included in Part II, Item 8 on page 109 of this Form 10-K.

     (3)  Exhibits
     A complete listing of exhibits is included on pages 117 through 120 of this Form 10-K.

(b)  Reports on Form 8-K
     There were no reports on Form 8-K filed by the Company during the fourth quarter of its fiscal year ending June 30, 2002.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)



YEAR ENDED JUNE 30,                              2002     2001      2000      1999      1998
-----------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                     $648,134 $568,177  $490,589  $406,321  $340,770
  Depreciation                                   32,725   28,132    21,545    16,109    12,397
  Amortization of Intangible Assets                 811    3,904     3,706     1,675     1,590
  Earnings Before Interest and Taxes (EBIT)     111,436   96,315    79,483    63,410    51,396
  EBIT as a Percent of Revenues                    17.2%    17.0%     16.2%     15.6%     15.1%
  Interest Expense                                  807      400     1,409       300       913
  Net Income                                     67,055   57,776    47,781    38,830    30,724
  Change from Prior Year in Net Income             16.1%    20.9%     23.1%     26.4%     27.0%
  Diluted Earnings per Common Share (EPS)          0.95     0.82      0.68      0.55      0.44
  Shares Used in Calculating Diluted EPS
   (in Thousands)                                70,594   70,662    70,390    70,454    70,144
FINANCIAL POSITION:
  Cash and Cash Equivalents                      59,685   29,213    25,851    31,848    31,881
  Total Assets                                  467,628  391,675   327,079   260,691   223,892
  Total Funded Debt                                   -        -         -         -    10,000
  Total Shareholders' Equity                    353,546  284,671   225,139   175,305   136,256
OTHER SELECTED DATA:
  Cash Provided by Operating Activities         115,323   87,599    72,742    54,567    47,599
  Capital Expenditures                           85,873   76,933    40,797    44,819    31,845
  DeVry University Fall Term
      Student Enrollment                         57,521   54,482    49,351    43,458    38,031
  Number of Undergraduate Learning Centers           28       21        19        16        15
  Number of Graduate Learning Centers                48       42        36        31        26
  Shares Outstanding at Year-end
      (in Thousands)                             69,899   69,755    69,642    69,414    69,305
  Closing Price of Common Stock
      at Year-end                                 22.84    36.12     26.44     22.38     21.94
  Price Earnings Ratio on Common Stock     1         24       44        39         41        50

    1 Computed on trailing four quarters of earnings per common share.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  		DeVRY INC.



 Date:  September 23, 2002              By /s/Dennis J. Keller
                                           --------------------
                                           Dennis J. Keller
                                           Chairman and Chief
                                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                               Title                         Date
---------                               -----                         ----


/s/Dennis J. Keller
--------------------
Dennis J. Keller			Chairman, Chief Executive
                                        Officer and Director          9/23/02


/s/Ronald L. Taylor
--------------------
Ronald L. Taylor                        President, Chief Operating
                                        Officer and Director          9/23/02


/s/Norman M. Levine
--------------------
Norman M. Levine                        Senior Vice President, Chief
                                        Financial Officer, and
                                        Principal Accounting Officer  9/23/02


/s/Ewen M. Akin
--------------------
Ewen M. Akin				Director



/s/Charles A. Bowsher
---------------------
Charles A. Bowsher			Director

Signature                               Title                         Date
---------                               -----                         ----


/s/David S. Brown
---------------------
David S. Brown				Director



/s/Robert E. King
---------------------
Robert E. King				Director



/s/Frederick A. Krehbiel
------------------------
Frederick A. Krehbiel                   Director



/s/Thurston E. Manning
----------------------
Thurston E. Manning			Director



/s/Robert C. McCormack
----------------------
Robert C. McCormack			Director



/s/Julie A. McGee
---------------------
Julie A. McGee                          Director



/s/Hugo J. Melvoin
---------------------
Hugo J. Melvoin    			Director



/s/Harold T. Shapiro
---------------------
Harold T. Shapiro			Director

                                CERTIFICATIONS
                                --------------





I, Norman M. Levine, certify that:

1.  I have reviewed this annual report on Form 10-K of DeVry Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:  September 23, 2002
      -------------------
                                         /s/Norman M. Levine
                                         -----------------------
                                         Senior Vice President &
                                         Chief Financial Officer

                                CERTIFICATIONS
                                --------------


I, Dennis J. Keller, certify that:

1.  I have reviewed this annual report on Form 10-K of DeVry Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



Date:  September 23, 2002
      -------------------

                                         /s/Dennis J. Keller
                                         ------------------------------------
                                         Chairman and Chief Executive Officer

                         INDEX TO EXHIBITS



Exhibit                               Sequentially   Incorporated by
Number   Exhibit                      Numbered Page  Reference to
-------------------------------------------------------------------------
2(a)     Agreements regarding                        Exhibit 2 to the
         purchase of Denver Technical                Company's Form 8-K
         College assets dated as of                  filed July 16, 1999
         July 1, 1999

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

Exhibit                               Sequentially   Incorporated by
Number   Exhibit                      Numbered Page  Reference to
-------------------------------------------------------------------------
4(c)     Second Amendment, dated as                  Exhibit 4(e) to the
         of March 23, 1998 to Amended                Company's Form 10-K
         and Restated Financing                      for the year ended
         Agreement between Keller                    June 30, 1998
         Graduate School of
         Management, Inc., certain
         financial institutions and
         Bank of America National
         Trust and Savings
         Association.

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

4(f)     Fifth Amendment dated as of                 Exhibit 4 (f) to
         August 1, 2001 to Amended                   the Company's Form
         and Restated Financing                      10-K for the year
         Agreement between DeVry                     ended June 30, 2001
         University, Inc., certain
         financial institutions and
         Bank of America, N.A.

4(g)     Sixth Amendment dated as of      122-129
         November 15th, 2002 to
         Amended and Restated
         Financing Agreement between
         DeVry University, Inc.,
         certain financial
         institutions and Bank of
         America, N.A.

Exhibit                               Sequentially   Incorporated by
Number   Exhibit                      Numbered Page  Reference to
-------------------------------------------------------------------------
10(a)    Registrant's Amended and                    Exhibit 10.1 to the
         Restated Stock Incentive                    Company's Form S-3,
         Plan                                        #333-22457 dated
                                                     February 27, 1997

10(b)    Registrant's 1991 Stock                     Exhibit 10.3 to the
         Incentive Plan                              Company's Form S-3,
                                                     #333-22457 dated
                                                     February 27, 1997

10(c)    Registrant's 1994 Stock                     Exhibit 10.2 to the
         Incentive Plan                              Company's Form S-3,
                                                     #333-22457 dated
                                                     February 27, 1997

10(d)    Registrants' 1999 Stock                     Exhibit 10(d) to
         Incentive Plan                              the Company's Form
                                                     10-K for the year
                                                     ended June 30, 2000

10(e)    Amended and Restated DeVry       130-133
         Inc. 1999 Stock Incentive
         Plan

10(f)    DeVry Inc. Amended and                      Exhibit 10(d) to
         Restated Profit Sharing                     the Company's Form
         Retirement Plan dated                       10-K for the year
         effective as of July 1, 1992                ended June 30, 1996

10(g)    First Amendment to DeVry                    Exhibit 10(e) to
         Inc. Amended and Restated                   the Company's Form
         Profit Sharing Retirement                   10-K for the Year
         Plan                                        ended June 30, 1996

10(h)    Amendment to DeVry Inc.                     Exhibit 10(f) to
         Amended and Restated Profit                 the Company's Form
         Sharing Retirement Plan                     10-K for the year
                                                     ended June 30, 1997

10(i)    Amendment to DeVry Inc.                     Exhibit 10(g) to
         Amended and Restated Profit                 the Company's Form
         Sharing Retirement Plan                     10-K for the year
                                                     ended June 30, 1997

10(j)    Amendment to DeVry Inc.                     Exhibit 10(h) to
         Amended and Restated Profit                 the Company's Form
         Sharing Retirement Plan                     10-K for the year
                                                     ended June 30, 1997

Exhibit                               Sequentially   Incorporated by
Number   Exhibit                      Numbered Page  Reference to
-------------------------------------------------------------------------
10(k)    Employee Stock Purchase Plan                Exhibit 10(f) to
                                                     the Company's Form
                                                     S-3, #33-58636
                                                     dated February 22,
                                                     1993

10(l)    First Amendment to Employee                 Exhibit 10(h) to
         Stock Purchase Plan                         the Company's Form
                                                     10-K for the year
                                                     ended June 30, 1994

10(m)    Deferred Compensation Plan                  Exhibit 10(k) to
                                                     the Company's Form
                                                     10-K for the year
                                                     ended June 30, 1999

10(n)    Form of Indemnification                     Exhibit 10(d) to
         Agreement between the                       the Company's Form
         Registrant and its Directors                S-1, #33-40151
                                                     dated April 24, 1991

10(o)    Employment Agreement between                Exhibit 10(f) to
         the registrant and each of                  the Company's Form
         Dennis J. Keller and Ronald                 10-K for the year
         L. Taylor                                   ended June 30, 1991

21       Subsidiaries of the              134
         Registrant

23       Consent of Pricewaterhouse-      135
         Coopers LLP, independent
         accounts