Form 10-Q
period 2002-09-30
DEVRY INC
filed 2002-11-06
CIK 730464

                               FORM 10-Q

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                        -----------------------



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

             For the three month period ended September 30, 2002


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


             One Tower Lane, Oakbrook Terrace, Illinois 60181
        ---------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)




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

                                YES   X
                                     ---


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES   X
                                     ---


Number of shares of Common Stock, $0.01 par value, outstanding at
October 28, 2002:  69,926,447



Total number of pages: 28

                               DeVRY INC.

                            FORM 10-Q INDEX
               For the Quarter Ended September 30, 2002

                                                                Page No.
                                                                --------

PART I.   Financial Information

  Item 1. Financial Statements:

    Consolidated Balance Sheets at
      September 30, 2002, June 30, 2002,
      and September 30, 2001                                       3-4

    Consolidated Statements of Income
      for the quarters ended
      September 30, 2002, and 2001                                 5

    Consolidated Statements of Cash
      Flows for the three months ended
      September 30, 2002, and 2001                                 6

    Notes to Consolidated Financial
      Statements                                                   7-15

  Item 2. Management's Discussion and
            Analysis of Results of Operations
            and Financial Condition                                16-20

  Item 4. Controls and Procedures 21


Part II.  Other Information

  Item 6. Other Information                                        22

Item 7. Exhibits and Reports on Form 8-K                           23


SIGNATURES                                                         24


CERTIFICATIONS                                                     25-28

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,    September 30,
                                      2002         2002          2001
                                  ------------  ---------    ------------
                                   (Unaudited)                (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $ 97,046     $ 59,685     $ 50,127
    Restricted Cash                   25,894       19,264       25,060
    Accounts Receivable, Net          54,149       26,054       67,936
    Inventories                        3,347        4,907        3,593
    Deferred Income Taxes              5,448        5,448        5,221
    Prepaid Expenses and Other         4,176        2,469        5,211
                                    --------     --------     --------
       Total Current Assets          190,060      117,827      157,148
                                    --------     --------     --------
  Land, Buildings and Equipment

    Land                              58,937       58,928       58,881
    Buildings                        174,890      174,344      169,190
    Equipment                        179,503      173,115      151,865
    Construction In Progress             823        1,626        2,937
                                    --------     --------     --------
                                     414,153      408,013      382,873

    Accumulated Depreciation        (155,231)    (150,386)    (127,899)
                                    --------     --------     --------
       Land, Buildings and
         Equipment, Net              258,922      257,627      254,974
                                    --------     --------     --------
  Other Assets

    Intangible Assets, Net            35,510       35,692       31,881
    Goodwill                          42,391       42,391       46,825
    Deferred Income Taxes              1,504        1,801        3,955
    Perkins Program Fund, Net         10,617       10,180        9,858
    Other Assets                       2,084        2,110        2,312
                                    --------     --------     --------
       Total Other Assets             92,106       92,174       94,831
                                    --------     --------     --------
TOTAL ASSETS                        $541,088     $467,628     $506,953
                                    ========     ========     ========





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,    September 30,
                                      2002         2002          2001
                                  ------------  ---------    ------------
                                   (Unaudited)                (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                $ 30,173     $ 36,284     $ 36,446
    Accrued Salaries, Wages &
      Benefits                        35,983       27,595       30,159
    Accrued Expenses                  20,522       11,643       18,462
    Advance Tuition Payments          12,893       15,883        8,078
    Deferred Tuition Revenue          66,336       12,287       62,817
                                    --------     --------     --------
       Total Current Liabilities     165,907      103,692      155,962
                                    --------     --------     --------
  Other Liabilities

    Revolving Loan                         -            -       40,000
    Deferred Rent and Other           10,593       10,390       12,290
                                    --------     --------     --------
       Total Other Liabilities        10,593       10,390       52,290
                                    --------     --------     --------
TOTAL LIABILITIES                    176,500      114,082      208,252
                                    --------     --------     --------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,922,793, 69,898,540 and
    69,791,039, Shares Issued and
    Outstanding at September 30,
    2002, June 30, 2002 and
    September 30, 2001,
    Respectively                         700          700          698
  Additional Paid-in Capital          66,478       66,345       64,773
  Retained Earnings                  296,983      285,827      232,850
  Accumulated Other Comprehensive
    Income                               427          674          380
                                    --------     --------     --------
TOTAL SHAREHOLDERS' EQUITY           364,588      353,546      298,701
                                    --------     --------     --------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $541,088     $467,628     $506,953
                                    ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                            DEVRY INC.
                CONSOLIDATED  STATEMENTS  OF  INCOME
         (Dollars in Thousands Except for Per Share Amounts)
                           (Unaudited)

                                       For The Quarter Ended
                                           September 30,

                                         2002        2001
                                       --------    --------
REVENUES:

   Tuition                             $151,155    $144,759
   Other Educational                     12,029       9,681
   Interest                                  85         192
                                        -------     -------
      Total Revenues                    163,269     154,632
                                        -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services          92,171      83,127
   Student Services and
    Administrative Expense               52,457      48,116
   Interest Expense                          47         310
                                        -------     -------
      Total Costs and Expenses          144,675     131,553
                                        -------     -------
Income Before Income Taxes               18,594      23,079

Income Tax Provision                      7,438       9,001
                                        -------     -------
NET INCOME                             $ 11,156    $ 14,078
                                        =======     =======

EARNINGS PER COMMON SHARE
   Basic                                  $0.16       $0.20
                                          =====       =====
   Diluted                                $0.16       $0.20
                                          =====       =====











The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Quarter
                                                     Ended September 30,
                                                       2002       2001
                                                     -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $11,156    $14,078
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      8,603      7,510
     Amortization of Intangible Assets                   182        146
     Amortization of Other Assets                         10         11
     Provision for Refunds and
      Uncollectible Accounts                           9,034      8,530
     Deferred Income Taxes                               297        703
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                      146        199
     Changes in Assets and Liabilities:
         Restricted Cash                              (6,630)    (4,576)
         Accounts Receivable                         (37,013)   (50,773)
         Inventories                                   1,560      1,306
         Prepaid Expenses And Other                   (2,041)    (2,534)
         Accounts Payable                             (6,111)     1,873
         Accrued Salaries, Wages,
          Expenses and Benefits                       17,267     13,948
         Advance Tuition Payments                     (2,990)    (6,101)
         Deferred Tuition Revenue                     54,049     51,860
                                                      ------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           47,519     36,180
                                                      ------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                               (10,044)   (55,218)
                                                      ------     ------
  NET CASH USED IN INVESTING ACTIVITIES:             (10,044)   (55,218)
                                                      ------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                133        292
  Proceeds From Revolving Credit Facility                  -     55,000
  Repayments Under Revolving Credit Facility               -    (15,000)
                                                      ------     ------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              133     40,292

Effects of Exchange Rate Differences                    (247)      (340)
                                                      ------     ------
NET INCREASE IN CASH AND CASH EQUIVALENTS             37,361     20,914

Cash and Cash Equivalents at Beginning
 of Period                                            59,685     29,213
                                                      ------     ------
Cash and Cash Equivalents at End of Period           $97,046    $50,127
                                                      ======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                        $49     $  250
  Income Tax Payments During the Period, Net              30      1,600


The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
                 For the Quarter Ended September 30, 2002

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. The June 30, 2002 data which is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002.

The results of operations for the three months ended September 30, 2002, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Included in the reported cash balance is $17.7, $17.2 million and $16.4 million at September 30, 2002, June 30, 2002 and September 30, 2001, respectively, for checks issued but not yet cleared through the Company's bank accounts. These amounts are also included in accounts payable.

Intangible Assets and Goodwill
------------------------------
Intangible assets relate mainly to acquired business operations. These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.

Goodwill and indefinite lived intangibles are reviewed annually for impairment, or more frequently if circumstances arise indicating impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess.

Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets, generally six to 15 years. Amortization of all intangible assets and goodwill is being deducted for tax reporting purposes over statutory lives.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated lives of the software not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $8,500,000, $6,862,000 and $3,346,000 as of September 30, 2002, June 30, 2002 and September 30, 2001, respectively.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,910,000 and 69,778,000 for the first quarters ended September, 2002 and 2001, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,323,000 and 70,711,000 for the first quarters ended September 30, 2002 and 2001, respectively. Excluded from the September 30, 2002 and 2001 computations of diluted earnings per share were options to purchase 1,358,000 and 42,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
In July and August 2002, the Company granted options to purchase up to 402,000 shares of the Company's common stock under the 1999 Stock Incentive Plan.

Comprehensive Income
--------------------
The Company's only item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment.
This change was immaterial for the quarter ended September 30, 2002 and 2001.

Reclassifications
-----------------
Certain previously reported amounts have been reclassified to conform to current presentation format, with no effect on reported net income.

NOTE 3:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                 As of September 30, 2002
                                            ----------------------------------
                                            Gross Carrying       Accumulated
                                                Amount           Amortization
                                            ----------------------------------
	Amortized Intangible Assets:
		License and Non Compete
                   Agreements                $2,600,000          $(1,372,000)
                Class Materials               2,900,000             (350,000)
                Other                           600,000             (325,000)
                                              ---------            ---------
                Total                        $6,100,000          $(2,047,000)
                                              =========            =========
        Unamortized Intangible Assets:
                Trademark                   $ 1,645,000
                Trade Names                  15,872,000
                Intellectual Property        13,940,000
                                             ----------
                Total                       $31,457,000
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
		License and Non Compete
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
                                             ==========

                                                 As of September 30, 2001
                                            ----------------------------------
                                            Gross Carrying       Accumulated
                                                Amount           Amortization
                                            ----------------------------------
	Amortized Intangible Assets:
		License and Non Compete
                   Agreements                $2,500,000          $  (941,000)
                Class Materials                 500,000             (110,000)
                Other                           600,000             (225,000)
                                              ---------            ---------
                Total                        $3,600,000          $(1,276,000)
                                              =========            =========
        Unamortized Intangible Assets:
                Trademark                   $ 1,645,000
                Trade Names                  13,972,000
                Intellectual Property        13,940,000
                                             ----------
                Total                       $29,557,000
                                             ==========

Amortization expense for amortized intangible assets was $182,000 and $146,000 for the three months ended September 30, 2002 and 2001, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ended June 30, is as follows:

                     Fiscal Year
                        2003             $730,000
                        2004              730,000
                        2005              730,000
                        2006              230,000
                        2007              210,000

The original weighted-average amortization period for amortized intangible assets is six years for License and Non Compete Agreements, 14 years for Class Materials and six years for Other as of September 30, 2002.

Indefinite lived intangible assets related to Trademarks, Trade Names and Intellectual Property are not amortized as there is no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal 2002, there was no impairment loss associated with these indefinite lived intangible assets as fair value exceeded the carrying amount.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2002. The carrying amount of goodwill related to the DeVry University reportable segment at September 30, 2002 and 2001 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment was $24,630,000 at September 30, 2001 and $20,196,000 at September 30, 2002. The decrease is the result of the finalization of the allocation of the Stalla Seminars ("Stalla") purchase price as described below.

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

NOTE 4:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company presents two reportable segments: the DeVry University undergraduate and graduate operations (DeVry University) and the professional examination review and training operations including Becker Conviser Professional Review and Center for Corporate Education (Professional and Training).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

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

Following is a tabulation of business segment information for the periods ended September 30, 2002 and 2001. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                                  For the Quarter Ended
                                                      September 30,
                                               ---------------------------
                                                   2002           2001
                                                   ----           ----
Revenues:
   DeVry University                            $154,458,000   $146,257,000
   Professional and Training                      8,811,000      8,375,000
                                                --------------------------
      Total Consolidated Revenues              $163,269,000   $154,632,000
                                                --------------------------
Operating Income:
   DeVry University                             $17,086,000    $21,525,000
   Professional and Training                      1,927,000      2,188,000
   Reconciling Items:
     Amortization Expense                          (192,000)      (157,000)
     Interest Expense                               (47,000)      (310,000)
     Depreciation and Other                        (180,000)      (167,000)
                                                --------------------------
      Total Consolidated Income
       before Income Taxes                      $18,594,000    $23,079,000
                                                --------------------------
Segment Assets:
   DeVry University                            $447,276,000   $416,406,000
   Professional and Training                     74,754,000     68,490,000
   Corporate                                     19,058,000     22,057,000
                                                --------------------------
      Total Consolidated Assets                $541,088,000   $506,953,000
                                                --------------------------
Additions to Long-lived Assets:
   DeVry University                             $10,030,000    $54,969,000
   Professional and Training                         14,000        249,000
                                                --------------------------
      Total Consolidated Additions
       to Long-lived Assets                     $10,044,000    $55,218,000
                                                --------------------------
Depreciation Expense:
   DeVry University                              $8,314,000     $7,196,000
   Professional and Training                         94,000        121,000
   Corporate                                        195,000        193,000
                                                --------------------------
      Total Consolidated Depreciation            $8,603,000     $7,510,000
                                                --------------------------
Amortization Expense:
   DeVry University                                $  8,000       $  8,000
   Professional and Training                        184,000        149,000
                                                --------------------------
      Total Consolidated Amortization              $192,000       $157,000
                                                --------------------------

The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 5% of total revenues for the periods ended September 30, 2002 and 2001. Revenues and long-lived assets by geographic area are as follows:

                                                  For the Quarter Ended
                                                      September 30,
                                               ---------------------------
                                                   2002           2001
                                               ---------------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                          $158,281,000   $148,233,000
  International Operations                        4,988,000      6,399,000
                                                --------------------------
  Consolidated                                 $163,269,000   $154,632,000
                                                ==========================
Long-lived Assets:
  Domestic Operations                          $341,467,000   $338,909,000
  International Operations                        9,561,000     10,896,000
                                                --------------------------
  Consolidated                                 $351,028,000   $349,805,000
                                                ==========================

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 5:  COMMITMENTS AND CONTINGENCIES

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. These are described in "Item 5 - Other Information" later in this report. The Company has accrued amounts it believes are appropriate to vigorously pursue its defense in these matters. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

The following updates the status of litigation and claims previously disclosed:

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

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2002. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

In conjunction with the required annual review procedures for fiscal year 2001 related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could be interpreted as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions with the Ministry as to the extent and purpose of the information requirements resulted in the submission of additional data.
Based upon its discussions to-date, the Company believes that its discussions with the Ministry with respect to these requests have been successfully concluded and that there should be no monetary liability.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
----------------------------------------------------------------------
Certain information contained in this quarterly report may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in selected areas of technology, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry University and other factors detailed in the Company's Securities and Exchange Commission filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457).

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended
June 30, 2002. The Company's annual report on Form 10-K includes a description of significant accounting policies and estimates and assumptions used in the preparation of the Company's financial statements including, but not limited to, revenue recognition, useful lives of equipment and facilities, useful lives of acquired finite-lived intangible assets, valuation of goodwill and indefinite-lived intangible assets, losses on the collection of student receivable balances, settlements of law suits and health care costs for incurred but not yet paid medical services.

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

Copies of the Company's annual and quarterly reports on Form 10-K and Form 10-Q as filed with the Securities and Exchange Commission may be obtained at the Company's website, www.devry.com.


Results of Operations
---------------------
The Company's total consolidated revenues increased by $8.6 million, or 5.6%, compared to the first quarter of last year. Tuition revenue, which is the largest component of revenue representing over 92% of total revenue, increased by 4.4% because of higher enrollments in DeVry University's graduate programs and Becker Conviser Professional Review plus tuition increases in all of the Company's operations compared to last year.

Other Educational Revenues, which are composed primarily of the sale of books, supplies, fee charges and interest or payment deferral charges in the Company's educational programs, increased by $2.3 million, or 24.2%, from last year primarily because of the Technology and Software Supplies charge billed each term to most DeVry University undergraduate students. This charge was first assessed last November to provide undergraduate students with current technology in their classrooms and laboratories and to provide them with their own suite of software so that when they graduate they have both current software and technology expertise. At the start of the current fiscal year, a total of 13 of the DeVry University undergraduate campus bookstores were outsourced to Follett compared to 11 at the start of last year. Sales of books and supplies at the remaining stores managed by the Company were almost unchanged from the previous year.

DeVry University segment revenues increased by $8.2 million, or 5.6%, because higher graduate program enrollments, the undergraduate program Technology and Software Supplies charge and approximately 6% tuition rate increases compared to last year more than offset the lower enrollment in undergraduate programs. For the undergraduate academic term which began in July, total enrollment declined by 4.1% to 43,342 compared to 45,204 last year while the number of coursetakers in graduate school programs for the academic term that began in June increased by 22.8% to 8,209 vs. 6,683 last year.

Professional and Training segment revenues increased by $0.4 million, or 5.2%, from last year because of a price increase and an increased number of students enrolled in the Becker Conviser CPA Review course in preparation for the November CPA examination.

The Company's Cost of Educational Services increased by $9.0 million, or 10.9%, from last year. Cost increases were incurred throughout all of the Company's operations. In particular, at DeVry University there were two new undergraduate campus locations and six more graduate teaching centers in operation than at the start of the previous year. Also, expanded operations in the undergraduate online and University Center programs contributed to the increased costs. Depreciation expense, most of which is included in Cost of Educational Services, increased by $0.9 million in connection with the new facilities and their associated equipment plus the depreciation on improvements to existing facilities and new equipment required to support the Company's educational programs.

Student Services and Administrative Expense increased by $4.3 million, or 9.0%, from the first quarter of last year. Increased advertising, particularly for DeVry University's undergraduate programs contributed to the increase in this expense category. The increased advertising was directed at reversing the decline in new student enrollments during the previous three terms by creating new and improved advertising messages and increasing the frequency at which such ads are run.

Also contributing to the increases in this expense category was the continued spending on a new student information system to provide better support for educational processes and related activities. Information system development costs related to this project, and to other system support and improvement initiatives, have increased from last year. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. During the quarter, the Company capitalized $1.7 million while charging $1.4 million directly to expense and amortizing $0.1 million of previously capitalized expense.

The total Cost of Educational Services and Student Services and Administrative Expense increased from last year by 10.2% for reasons explained above. This increase in spending vs. the prior year is the smallest rate of increase in seven of the last eight quarters as the Company initiated staff and budget reductions to better match expenses to revenues. During the quarter, the Company eliminated about 70 staffed and 100 unfilled positions and further reduced discretionary spending. Reduced spending from these actions will benefit future periods and help offset a portion of the cost increases associated with the previously discussed new DeVry University undergraduate campuses and graduate teaching centers opened during the past year.

In the DeVry University segment, operating income declined by $4.4 million, or 20.6%. Contributing to the decline in income was a rate of revenue growth that was less than revenue growth rates in previous years as total summer term undergraduate enrollments were lower than last year. Expenses, as described above, affected by both higher levels of advertising and the added costs of geographic expansion, increased at a faster rate than the rate of revenue growth.

In the Professional and Training segment, operating income declined by $0.3 million as higher course delivery costs more than offset the increase in revenues. For the balance of the year, however, the Company does not believe that operating income in this segment will be below the level of the prior year.

Interest expense was $0.2 million less than last year as there were no borrowings under the Company's revolving line of credit agreement in the first quarter of this year compared to last year when there were borrowings during the entire first quarter, principally to provide funds for the first quarter acquisition of two DeVry University undergraduate campuses.

Taxes on income for the quarter were 40.0% compared to 39.0% during the first quarter of last year. The higher rate reflects an increase in the weighted average state income tax rate on the Company's U.S. operations caused by changes in the rules by which taxable income is determined in some states and because of a higher relative proportion of U.S. vs. foreign based income compared to last year.

Net income for the quarter was $11.2 million, or $0.16 per share, compared to $14.1 million, or $0.20 per share last year.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $47.5 million in the first quarter, an increase of $11.3 million or more than 31%, from the first
quarter of last year.   Higher non-cash charges for depreciation, refunds
and bad debt, plus lower levels of accounts receivable more than offset lower net income in the quarter, which declined $2.9 million from last year. The reduction in accounts receivable is primarily attributable to an approximately $9.1 million reduction in the amount of money owed to DeVry University under various state and federal financial aid programs as a result of improved financial aid application processing and more timely requests for the funds owed. Approximately 65% of the collections of U.S undergraduate revenues come from federal and state financial aid programs. Also contributing to the reduced level of accounts receivable was an improved collection performance on amounts owed by undergraduate students who were attending the academic term that began in July.

Capital spending for the quarter was $10.0 million, compared to $55.2 million in the first quarter of last year. Included in the capital spending during last year's first quarter was the purchase of two DeVry University undergraduate campuses, one in Pomona, California, and the other in Addison, Illinois, for $37.8 million. Previously, these campuses had been occupied under lease. Both operating and capital expenditures are under review to better match spending to revenues in the coming quarters. Capital spending for the balance of the year is expected to remain at levels significantly below the record $85.9 million spending level of fiscal 2002.

The Company did not make any borrowings under its revolving line of credit agreement during the first quarter. Cash balances at the end of last fiscal year and cash generated from operations during the first quarter were sufficient to meet requirements for both operating and capital needs. There were approximately $2.7 million in outstanding letters of credit under the revolving line during the quarter. These were issued in conjunction with DeVry University's participation in federal financial aid programs, various insurance coverage policies and a rental agreement on a leased teaching facility.

The Company's long-term contractual obligations consist only of its revolving line of credit, operating leases on facilities and equipment and agreements for various services. The Company is not otherwise a party to any off-balance sheet financing or contingent payment arrangements. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract.

The principal source of the Company's liquidity is its operating cash flow that is significantly dependent upon DeVry University's participation in and compliance with federal, state and provincial financial aid programs. The Company is highly dependent upon the timely receipt of these financial aid funds in both its U.S. and Canadian operations. The Company estimates that almost 70% or its undergraduate student and approximately 40% of its graduate student tuition, bookstore and fee revenues have been financed by government-provided financial aid to students. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained.

In conjunction with the required annual review procedures for fiscal year 2001 related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses have engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could be interpreted as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students
attending these campuses.   Based upon its discussions with the Ministry
to-date as to the purpose of the information requirements, the Company has provided to the Ministry certain additional information and believes that there will be no further action with respect to funds disbursed to students in prior years. The Company believes that its discussions with the Ministry have been successfully concluded and that there should be no monetary liability related to this issue.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, borrowings under its revolving loan facility will be sufficient to fund its current operations and plans for the foreseeable future.

Item 4 - Controls and Procedures
--------------------------------
The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and internal control procedures upon which these financial statements and management discussion are based. This review was made within 90 days of the filing date of this quarterly report. Based upon this evaluation, and with the participation of management, the above named officers have concluded that these controls and procedures are effective and appropriate to ensure the correctness and completeness of this report.

There were no significant changes in internal controls, procedures or other factors that could significantly affect these controls subsequent to the date of their evaluation that would indicate the existence of a material weakness or the need for corrective action.

Item 6 - Other Information
--------------------------
On October 16th, 2002, Dr. Ewen Akin, a member of the Company's Board of Directors since 1997, passed away. Dr. Akin was a member of the Company's Audit Committee and chairman of its Academic Committee. His presence and participation will be missed.

The following updates the status of litigation and claims previously disclosed:

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

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2002. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

In conjunction with the required annual review procedures for fiscal year 2001 related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could be interpreted as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions with the Ministry as to the extent and purpose of the information requirements resulted in the submission of additional data. Based upon its discussions to-date, the Company believes that its discussions with the Ministry with respect to these requests have been successfully concluded and that there should be no monetary liability.

Item 7 - Exhibits and Reports on Form 8-K
-----------------------------------------
(b) Reports on Form 8-K

On October 4th, 2002, the Company filed a report on Form 8-K, including as an exhibit its press release of October 3, 2002, announcing that expected first quarter earnings would be between $0.13 and $0.16 per share, which was lower than analyst consensus earnings estimates.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




  Date: November 6, 2002                     /s/Ronald L. Taylor
                                             -----------------------------
                                             Ronald L. Taylor
                                             President and Chief Operating
                                             Officer




  Date: November 6, 2002                     /s/Norman M. Levine
                                             -----------------------------
                                             Norman M. Levine
                                             Senior Vice President Finance and
                                             Chief Financial Officer

                                CERTIFICATIONS
                                --------------


I, Norman M. Levine, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of DeVry Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002
      ----------------

                                                /s/Norman M.Levine
                                                -----------------------
                                                Senior Vice President &
                                                Chief Financial Officer

                                CERTIFICATIONS
                                --------------


I, Dennis J. Keller, certify that:

1.  I have reviewed this quarterly report on Form 10-K of DeVry Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: November 6, 2002
      ----------------

                                                /s/Dennis J. Keller
                                                ----------------------------
                                                Chairman and Chief Executive
                                                Officer