Form 10-Q
period 2002-12-31
DEVRY INC
filed 2003-02-12
CIK 730464

                                 FORM 10-Q

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                          -----------------------

	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

	For the quarterly month and six period ended December 31, 2002


                      Commission file number 0-12751



                                 DeVRY INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)




         DELAWARE                                     36-315014
-------------------------------                 --------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)


           One Tower Lane, Oakbrook Terrace, Illinois   60181
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

                                YES   X



Number of shares of Common Stock, $0.01 par value, outstanding at January 31, 2003: 69,944,447

Total number of pages: 63

                                 DeVRY INC.

                              FORM 10-Q INDEX
          For the Quarter and Six Months Ended December 31, 2002

                                                                Page No.
                                                                --------

PART I.   Financial Information

 Item 1. Financial Statements:

  Consolidated Balance Sheets at
    December 31, 2002, June 30, 2002,
    and December 31, 2001                                           3-4

  Consolidated Statements of Income
    for the quarters and six months ended
    December 31, 2002 and 2001                                      5

  Consolidated Statements of Cash
    Flows for the six months ended
    December 31, 2002 and 2001                                      6

  Notes to Consolidated Financial
    Statements                                                      7-16

 Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                                 17-21

 Item 4. Controls and Procedures                                   22


Part II.  Other Information

 Item 1. Legal Proceedings                                         23

 Item 4. Submission of Matters to a Vote
           of Security Holders                                     24

 Item 5. Other Information                                         24

 Item 6. Exhibits and Reports on Form 8-K                          25


SIGNATURES                                                         26


CERTIFICATIONS                                                     27-32

EXHIBITS                                                           33-63

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   December 31,  June 30,    December 31,
                                      2002         2002         2001
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents      $ 134,575     $ 59,685     $ 76,108
    Restricted Cash                   41,173       19,264       28,934
    Accounts Receivable, Net          46,845       26,054       65,416
    Inventories                        3,022        4,907        2,184
    Prepaid Income Taxes              11,101            -          327
    Deferred Income Taxes              5,448        5,448        5,221
    Prepaid Expenses and Other         4,036        2,469        4,275
                                     -------      -------      -------
       Total Current Assets          246,200      117,827      182,465
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              58,936       58,928       58,892
    Buildings                        175,564      174,344      171,067
    Equipment                        188,842      173,115      157,131
    Construction In Progress             989        1,626          237
                                     -------      -------      -------
                                     424,331      408,013      387,327

    Accumulated Depreciation        (165,391)    (150,386)    (136,094)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              258,940      257,627      251,233
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            35,330       35,692       36,056
    Goodwill                          42,391       42,391       42,391
    Deferred Income Taxes                  -        1,801        3,560
    Perkins Program Fund, Net         10,617       10,180        9,958
    Other Assets                       2,007        2,110        2,225
                                     -------      -------      -------
       Total Other Assets             90,345       92,174       94,190
                                     -------      -------      -------
TOTAL ASSETS                        $595,485     $467,628     $527,888
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   December 31,  June 30,    December 31,
                                      2002         2002         2001
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                $ 31,285     $ 36,284     $ 34,476
    Accrued Salaries, Wages &
      Benefits                        31,288       27,595       26,578
    Accrued Expenses                  11,945       11,643        7,431
    Advance Tuition Payments          19,211       15,883        7,730
    Deferred Tuition Revenue          97,355       12,287       99,509
                                     -------      -------      -------
       Total Current Liabilities     191,084      103,692      175,724
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                         -            -       25,000
    Deferred Income Taxes              4,888            -            -
    Deferred Rent and Other           11,849       10,390        9,890
                                     -------      -------      -------
       Total Other Liabilities        16,737       10,390       34,890
                                     -------      -------      -------
TOTAL LIABILITIES                    207,821      114,082      210,614
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,928,447, 69,898,540  and
    69,807,822, Shares Issued and
    Outstanding at December 31,
    2002, June 30, 2002 and
    December 31, 2001,
    Respectively                         700          700          698
  Additional Paid-in Capital          66,481       66,345       64,924
  Retained Earnings                  319,934      285,827      251,269
  Accumulated Other Comprehensive
    Income                               549          674          383
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           387,664      353,546      317,274
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $595,485     $467,628     $527,888
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                    CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands Except for Per Share Amounts)
                               (Unaudited)


                                   For The Quarter         For The Six Months
                                  Ended December 31,       Ended December 31,
                                 --------------------     --------------------
                                    2002        2001         2002        2001
                                 --------------------     --------------------
REVENUES:

   Tuition                       $159,159    $153,727     $310,314    $298,486
   Other Educational               13,272      12,814       25,301      22,495
   Interest                           117         134          202         326
                                  -------     -------      -------     -------
      Total Revenues              172,548     166,675      335,817     321,307
                                  -------     -------      -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services    93,480      90,135      185,651     173,262
   Student Services and
      Administrative Expense       55,271      45,854      107,728      93,970
   Interest Expense                    47         291           94         601
                                  -------     -------      -------     -------
      Total Costs and Expenses    148,798     136,280      293,473     267,833
                                  -------     -------      -------     -------
Income Before Income Taxes         23,750      30,395       42,344      53,474

Income Tax Provision                8,949      11,976       16,387      20,977
Non-Recurring Tax Benefits         (8,150)          -      (8,150)           -
                                  -------     -------      -------     -------
NET INCOME                       $ 22,951    $ 18,419     $ 34,107    $ 32,497
                                  =======     =======      =======     =======


EARNINGS PER COMMON SHARE
   Basic                            $0.33       $0.26        $0.49       $0.47
                                    =====       =====        =====       =====
   Diluted                          $0.33       $0.26        $0.49       $0.46
                                    =====       =====        =====       =====










The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                     For The Six Months
                                                     Ended December 31,
                                                     -------------------
                                                       2002        2001
                                                     --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 34,107    $32,497
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      18,666     15,721
     Amortization of Intangible Assets and Goodwill       362        405
     Amortization of Other Assets                          22         22
     Provision for Refunds and
      Uncollectible Accounts                           17,931     17,267
     Deferred Income Taxes                              6,689      1,098
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                       128        201
     Changes in Assets and Liabilities:
         Restricted Cash                              (21,909)    (8,450)
         Accounts Receivable                          (38,606)   (56,990)
         Inventories                                    1,885      2,715
         Prepaid Expenses And Other                   (11,681)    (1,224)
         Accounts Payable                              (4,999)       (97)
         Accrued Salaries, Wages,
          Expenses and Benefits                         3,995       (991)
         Advance Tuition Payments                       3,328     (6,449)
         Deferred Tuition Revenue                      85,068     88,552
                                                      -------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            94,986     84,277
                                                      -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (20,107)   (62,488)
                                                      -------     ------
  NET CASH USED IN INVESTING ACTIVITIES:              (20,107)   (62,488)
                                                      -------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 136        443
  Proceeds From Revolving Credit Facility                   -     55,000
  Repayments Under Revolving Credit Facility                -    (30,000)
                                                      -------     ------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               136     25,443

Effects of Exchange Rate Differences                     (125)      (337)
                                                      -------     ------
NET INCREASE IN CASH AND CASH EQUIVALENTS              74,890     46,895

Cash and Cash Equivalents at Beginning
 of Period                                             59,685     29,213
                                                      -------     ------
Cash and Cash Equivalents at End of Period           $134,575    $76,108
                                                      =======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                         $93       $591
  Income Tax Payments During the Period, Net           14,552     24,481

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
          For the Quarter and Six Months Ended December 31, 2002

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. The June 30, 2002 data, which is presented, is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002, each as filed with the Securities and Exchange Commission.

The results of operations for the six months ended December 31, 2002, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Included in the reported cash balance is $18.4, $17.2 and $22.4 million at December 31, 2002, June 30, 2002 and December 31, 2001, respectively, for checks issued but not yet cleared through the Company's bank accounts. As these checks have not yet been paid, these amounts are also included in accounts payable.

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

-----------------------------------------
Amortization of all intangible assets and goodwill is being deducted for tax reporting purposes over statutory lives.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $9,861,000, $6,862,000 and $4,398,000 as of December 31, 2002, June 30, 2002 and December 31, 2001, respectively.

Post-employment Benefits
------------------------
During the quarter ended December 31, 2002, the Company completed new employment agreements with its co-Chief Executive Officers. These agreements provide certain post-employment benefits that require accrual over the expected future service period. For the six months ended December 31, 2002 the Company recorded an expense accrual of approximately $1.1 million related to these agreements. This accrual is based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 6% rate and using the sinking fund accrual method.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,927,000 and 69,797,000 for the second quarters ended December 31, 2002 and 2001, respectively and 69,919,000 and 69,788,000 for the six months ended December 31, 2002 and 2001, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,227,000 and 70,545,000 for the second quarters ended December 31, 2002 and 2001, respectively and 70,269,000 and 70,624,000 for the six months ended
December 31, 2002 and 2001, respectively. Excluded from the computations of diluted earnings per share were options to purchase 1,708,000 shares of common stock for the second quarter and six months ended December 31, 2002 and 685,000 and 412,000 shares of common stock, for the

------------------------------------
second quarter and six month ended December 31, 2001, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the six month ended December 31, 2002, the Company granted options at fair market value to purchase up to 462,000 shares of the Company's common stock under the 1999 Stock Incentive Plan.

Comprehensive Income
--------------------
The Company's only item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment.
This change was immaterial for the quarters and six months ended December 31, 2002 and 2001.

Reclassifications
-----------------
Certain previously reported prepaid asset amounts have been reclassified to conform to current presentation format, with no effect on reported net income.

NOTE 3:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                 As of December 31, 2002
                                           ----------------------------------
                                           Gross Carrying       Accumulated
                                                Amount          Amortization
                                           ----------------------------------
	Amortized Intangible Assets:
		License and Non Compete
                   Agreements                  $2,600,000        $(1,477,000)
                Class Materials                 2,900,000           (400,000)
                Other                             600,000           (350,000)
                                                ---------          ---------
                Total                          $6,100,000        $(2,227,000)
                                                =========          =========
        Unamortized Intangible Assets:
                Trademark                     $ 1,645,000
                Trade Names                    15,872,000
                Intellectual Property          13,940,000
                                               ----------
                Total                         $31,457,000
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
                                               ==========

                                                 As of December 31, 2001
                                           ----------------------------------
                                           Gross Carrying       Accumulated
                                                Amount          Amortization
                                           ----------------------------------
	Amortized Intangible Assets:
		License and Non Compete
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
                                               ==========

Amortization expense for amortized intangible assets was $180,000 and $362,000 for the quarter and six months ended December 31, 2002, respectively, and $259,000 and $405,000 for the quarter and six months ended December 31, 2001, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

                    Fiscal Year
                        2003           $730,000
                        2004            730,000
                        2005            730,000
                        2006            230,000
                        2007            210,000

The original weighted-average amortization period for amortized intangible assets is six years for License and Non Compete Agreements, 14 years for Class Materials and six years for Other as of December 31, 2002.

Indefinite lived intangible assets related to Trademarks, Trade Names and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets by the Company. As of the end of fiscal 2002, there was no impairment loss associated with these indefinite lived intangible assets as fair value exceeded the carrying amount.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2002. The carrying amount of goodwill related to the DeVry University reportable segment at December 31, 2002 and 2001 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment at December 31, 2002 and 2001 was unchanged at $20,196,000.

NOTE 4:  IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended December 31, 2002, the Company assessed the expected future results of its DeVry University Canadian operations. The Company recently consolidated campuses in the Toronto area and has proceeded further with other rationalization and cost cutting efforts in response to declining enrollment. However, there has been a further decline in enrollment producing further adverse effects on financial performance in Canada during the first half of fiscal 2003. The assessment included estimates of expected future cash flows associated with the Canadian operations, which indicated an impairment loss with respect to certain long-lived assets that are held and used by the Company. Upon completing this analysis, it was determined that recognition of an impairment loss related to Canadian leasehold improvements was appropriate. This resulted in a charge in the quarter ended December 31, 2002 of approximately $800,000 that is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

NOTE 5:  INCOME TAXES

As described in Note 4 above, during the quarter ended December 31, 2002, the Company assessed the expected future results of its DeVry University Canadian operations. The assessment also included an analysis of the previously recorded Canadian net deferred tax assets, which were primarily comprised of net operating loss carryforwards and property and equipment tax basis in excess of book basis. Based on these recent estimates of future cash flows and taxable income associated with the Canadian operations, it was determined that, with respect to the realization of the deferred tax asset, a valuation allowance for 100 percent of the Canadian deferred tax assets was appropriate at this time. This resulted in an additional income tax provision in the quarter ended December 31, 2002 of approximately $6.5 million.

The Company also determined that it would deduct the full amount of the tax basis of its investment in its Canadian subsidiary in this quarter. This reflects the negative value ascribed to the investment as determined by independent valuations of the business which were undertaken as a part of the assessment. This United States income tax deduction results in a tax benefit totaling approximately $14.6 million. Such a benefit has been recorded as it has been determined that the difference in the US tax basis of the investment, which exceeds the book value, will reverse in the foreseeable future.

The effect of the above actions is a net tax benefit of approximately $8.1 million, categorized as "Non-recurring Tax Benefits" in the Consolidated Statements of Income.

The Company is continuing to assess the operations in Canada and will take further actions to reduce the level of losses being incurred. However, such losses and the future obligations associated with leases and providing instruction in Canada are significant factors in the current assessment of expected future operating results.

Also, during the second quarter ended December 31, 2002, the Company completed a study that identified certain business incentive tax credits relating primarily to employment at its DeVry University operations in Long Beach, California. These credits contributed to a reduced ongoing effective tax rate of 38.7 percent for fiscal 2003. For the first half of fiscal 2003, tax expense was adjusted to this effective tax rate. The current effective tax rate does not include the effect of the previously described non-recurring tax benefit related to the Company's Canadian operations.

NOTE 6:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services provided by our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The Company presents two reportable segments: the DeVry University under-graduate and graduate operations (DeVry University) and the professional examination review and training operations including Becker Conviser Professional Review and Center for Corporate Education (Professional and Training).

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

Following is a tabulation of business segment information for the quarters and for the six months ended December 31, 2002 and 2001. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.


                                       For the Quarter      For the Six Months
                                      Ended December 31,    Ended December 31,
                                      ------------------    ------------------
                                         2002       2001       2002       2001
                                         ----       ----       ----       ----
Revenues:
   DeVry University                  $159,103   $155,294   $313,561   $301,551
   Professional and Training           13,445     11,381     22,256     19,756
                                      -------    -------    -------    -------
      Total Consolidated Revenues    $172,548   $166,675   $335,817   $321,307
                                      -------    -------    -------    -------

Operating Income:
   DeVry University                   $18,170    $27,270    $35,256    $48,795
   Professional and Training            6,014      3,880      7,941      6,068
   Reconciling Items:
     Amortization Expense                (192)      (270)      (384)      (427)
     Interest Expense                     (47)      (291)       (94)      (601)
     Depreciation and Other              (195)      (194)      (375)      (361)
                                       ------     ------     ------     ------
      Total Consolidated Income
      before Income Taxes             $23,750    $30,395    $42,344    $53,474
                                       ------     ------     ------     ------

Segment Assets:
   DeVry University                  $497,311   $443,732   $497,311   $443,732
   Professional and Training           69,714     62,360     69,714     62,360
   Corporate                           28,460     21,796     28,460     21,796
                                      -------    -------    -------    -------
      Total Consolidated Assets      $595,485   $527,888   $595,485   $527,888
                                      -------    -------    -------    -------

Additions to Long-lived Assets:
   DeVry University                   $10,021     $7,133    $20,051    $62,102
   Professional and Training               42        137         56        386
                                       ------      -----     ------     ------
      Total Consolidated Additions
      to Long-lived Assets            $10,063     $7,270    $20,107    $62,488
                                       ------      -----     ------     ------

Depreciation Expense:
   DeVry University                   $ 9,770     $7,875    $18,084    $15,071
   Professional and Training               97        142        191        263
   Corporate                              196        194        391        387
                                       ------      -----     ------     ------
      Total Consolidated Depreciation $10,063     $8,211    $18,666    $15,721
                                       ------      -----     ------     ------

Amortization Expense:
   DeVry University                      $  7       $  7       $ 15       $ 15
   Professional and Training              185        263        369        412
                                          ---        ---        ---        ---
      Total Consolidated Amortization    $192       $270       $384       $427
                                          ---        ---        ---        ---


The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 5% of total revenues for the quarters and for the six months ended December 31, 2002 and 2001. Revenues and long-lived assets by geographic area are as follows:


                                       For the Quarter      For the Six Months
                                      Ended December 31,    Ended December 31,
                                     --------------------  --------------------
                                         2002       2001       2002       2001
                                     --------------------  --------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                $167,072   $160,743   $325,353   $308,976
  International Operations              5,476      5,932     10,464     12,331
                                      ------------------    ------------------
  Consolidated                       $172,548   $166,675   $335,817   $321,307
                                      ==================    ==================
Long-lived Assets:
  Domestic Operations                $346,931   $334,971   $346,931   $334,971
  International Operations              2,354     10,452      2,354     10,452
                                      ------------------    ------------------
  Consolidated                       $349,285   $345,423   $349,285   $345,423
                                      ==================    ==================

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. These are described in "Item 6 - Other Information" later in this report. The Company has accrued amounts it believes are appropriate to vigorously pursue its defense in these matters. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

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

In conjunction with the required annual review procedures for fiscal year 2001 related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could be interpreted as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions with the Ministry as to the extent and purpose of the information requirements resulted in the submission of additional data.
Based upon its discussions to-date, the Company believes that its discussions with the Ministry with respect to these requests for fiscal 2001 have been successfully concluded and that there should be no monetary liability.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
--------------------------------------------------------------------------

Certain information contained in this quarterly report may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results of differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in selected areas of technology, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry University and other factors detailed in the Company's Securities and Exchange Commission filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457).

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002. The Company's annual report on Form 10-K includes a description of significant accounting policies and estimates and assumptions used in the preparation of the Company's financial statement including, but not limited to, revenue recognition, useful lives of equipment and facilities, useful lives of acquired finite-lived intangible assets, valuation of goodwill and indefinite-lived intangible assets, losses on the collection of student receivable balances, settlements of law suits and health care costs for incurred but not yet paid medical services.

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


Results of Operations
---------------------
The Company's total consolidated revenues increased by $5.9 million, or 3.5%, and $14.5 million, or 4.5%, for the second quarter and first half, respectively. Tuition revenue, which is the largest component of revenue, representing over 92% of total revenue, increased by 3.5% and 4.0%, respectively, for the second quarter and first half. The increase in tuition revenues is the result of higher enrollments in DeVry University's graduate programs and Becker Conviser Professional Review plus tuition increases in all of the Company's operations compared to last year.

Other Educational Revenues, which are composed primarily of the sale of books, supplies, fee charges and interest or payment deferral charges in the Company's educational programs, increased by $0.5 million and $2.8 million from the second quarter and first half, respectively. The larger rate of increase for the first half compared to the second quarter is caused by the Technology and Software Supplies charge billed each term to most DeVry University undergraduate students. This charge was first assessed in November 2001 and, therefore, there was no charge in the first quarter of last year compared to the charge in the first quarter of this year. During the second quarter, a total of 14 of the DeVry University undergraduate campus bookstores were outsourced to Follett Higher Education Group compared to 12 that were outsourced during the second quarter of last year. Sales of books and supplies remain under Company management at the other undergraduate and graduate teaching locations.

DeVry University segment revenues increased by $3.8 million, or 2.5%, for the second quarter compared to last year. For the first half, segment revenues increased by $12.0 million, or 4.0%. Contributing to the increased revenues were higher graduate program enrollments, the undergraduate program Technology and Software Supplies charge described above and approximately 6% tuition rate increases, all of which more than offset the lower enrollment in undergraduate programs. For the undergraduate academic term which began in November, total enrollment declined by 5.9% to 45,200 compared to 48,032 students enrolled last year. The Company believes that undergraduate program enrollments continue to be affected by the reductions in technology field employment that have lessened applicant interest in these fields. The number of coursetakers in the Keller graduate school programs for the term that began in November increased by 22.0% to 10,761 compared to 8,823 coursetakers last year as interest in graduate management programs remains high.

Professional and Training segment revenues increased by $2.1 million, or 18.1%, and $2.5 million, or 12.7%, for the second quarter and first half, respectively. The increased revenue results from higher course prices and an increased number of students enrolled in the Becker Conviser CPA Review course preparing for the November CPA exam.

The Company's Cost of Educational Services increased by $3.3 million or 3.7% from the second quarter of last year. For the first half, the Cost of Educational Services increased by $12.4 million, or 7.2% from last year. Cost increases were incurred throughout all of the Company's operations. At DeVry University, there were two new large undergraduate campuses and 14 additional University Center locations offering undergraduate programs. Graduate programs were offered in seven more teaching centers than last year. Expanded operations in the undergraduate and graduate online programs also contributed to the cost increases.

Depreciation expense, most of which is included in Cost of Educational Services, increased by $2.9 million for the first half of the year because of the investment in new facilities and associated equipment and because of improvements to existing facilities and the new equipment required to support continuous improvement to the Company's educational programs. Further contributing to the increased depreciation for the first six months was the recognition during the second quarter of an approximately $0.8 million impairment loss in accordance with SFAS 144 on the long-lived leasehold improvements in the Company's Canadian operations. The recognition of this impairment loss followed an assessment of the expected future results and cash flows of the Canadian operations where enrollment declines have adversely affected financial results.

Student Services and Administrative Expense increased by $9.4 million, or 20.5%, and $13.8 million, or 14.6%, from the second quarter and first half of last year, respectively. Spending for advertising was increased to try and offset the decline in undergraduate new student enrollments experienced in each of the last four terms. Also contributing to the increase in this expense category was the continued spending on a new student information system to provide better support for educational processes and related activities. Information system development costs related to this project, and to other system support and improvement initiatives, have increased from last year. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. During the first half, the Company capitalized $3.1 million and charged an additional $2.6 million directly to expense related to work on the new student information system. In addition, $0.2 million of previously capitalized costs were amortized to expense during the first half.

Included in the higher level of Student Services and Administrative Expense, was an approximately $1.1 million accrual to reflect the costs for the current period relating to new employment agreements with the Company's co-Chief Executive Officers. This accrual is based on recording, over the period of their future active service, the present value of the obligation using the sinking fund accrual method. Under this method of accrual, future quarters in the remaining 2 1/2 year accrual period will be less than the charge recorded in the current quarter.

The total Cost of Educational Services and Student Services and Administrative Expense for the second quarter increased from last year by 9.4%. This increase in spending, when compared to the prior year, is the smallest rate of spending increase in any of the eight previous quarters as the Company initiated staff and budget reductions to better match expenses to revenues.
In the first quarter, the Company eliminated about 70 staffed and 100 unfilled positions and further reduced discretionary spending through the second quarter. These expense reductions have helped to offset a portion of the cost increases associated with the previously discussed increases in spending on advertising and spending at the new DeVry University undergraduate and graduate teaching locations opened during the past year.

In the DeVry University segment, operating income declined by $9.1 million and $13.5 million, respectively, for the second quarter and first half of the year. Contributing to the decline in income was a lesser rate of revenue growth than experienced in previous years as a result of declining undergraduate enrollments. Expenses, as described above, have increased at a faster rate. The increased expenses are associated with more teaching locations, higher levels of advertising directed at trying to offset the declining undergraduate enrollments, accrual of the current period cost related to the new employment agreements and the recognition of an impairment loss on leasehold improvements in the Canadian operations.

In the Professional and Training segment, operating income increased by $2.1 million for the second quarter and by $1.9 million for the first six months. Higher tuition rates and increased enrollments in the Becker Conviser CPA Review course for the November CPA examination produced the higher income.

Interest expense was lower than last year by $0.2 million in the second quarter and by $0.5 million for the first half. During the first half of this year there were no borrowings under the Company's revolving line of credit agreement. This compares to borrowings that were outstanding during both the first and second quarters of last year, principally to provide funds for the first quarter acquisition of two DeVry University undergraduate campuses.

Taxes on income for the first six months, excluding the non-recurring tax benefits during the second quarter, were at an effective rate of 38.7% compared to a rate of 39.2% for the first six months of last year. Contributing to the lower tax rate in the first half of this year were certain business incentive tax credits. During the second quarter the Company completed a study that identified and quantified the amount of these tax credits relating primarily to employment at the DeVry University campus in Long Beach, California. Additional credits in lesser amounts may also be available next year.

During the second quarter, the Company recorded approximately $8.1 million of net non-recurring tax benefits related to its Canadian operations. In this period, the Company assessed the expected future results of its DeVry University Canadian operations including future cash flows and taxable income. This assessment included an analysis of the previously recorded Canadian deferred tax assets. These deferred tax assets consisted primarily of net operating loss carryforwards and a tax basis higher than book basis for property and equipment. Based upon this assessment, it was determined that a valuation allowance of 100 percent was required for these deferred tax assets. This resulted in an additional income tax expense provision in the second quarter of approximately $6.5 million.

The Company also determined, based upon this same assessment, that it would deduct the full amount of the tax basis of its investment in its Canadian subsidiary. This reflects the negative value ascribed to the investment as determined by the independent valuations of the business which were undertaken as a part of the assessment. The U.S. income tax deduction results in a tax benefit totaling approximately $14.6 million. The net effect of these two actions is a benefit to net income of approximately $8.1 million, categorized as "Non-Recurring Tax Benefits" in the Statement of Income.

Net Income for the quarter, including these Non-Recurring Tax Benefits, was $23.0 million, or $0.33 per share fully diluted, compared to $18.4 million, or $0.26 per share, last year. For the first half, Net Income was $34.1 million, or $0.49 per share, compared to $32.5 million, or $0.46 per share, last year.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $95.0 million for the first six months, an increase of approximately 12.7% from the first half of last year. Higher net income, higher non-cash charges for depreciation and refunds and bad debt plus lower levels of accounts receivable and increases in advanced tuition payments from students all contributed to the higher level of cash generated by operating activities. The reduction in accounts receivable is primarily attributable to improved collection performance on amounts owed by undergraduate students who were attending the academic term that began in November. The reduction in accounts receivable is also attributable to an approximately $3.5 million reduction in the amount of money owed to DeVry University under various state and federal financial aid programs as a result of more timely requests for the funds owed. Approximately 65% of the collections of U.S. undergraduate revenues come from federal and state financial aid programs.

Capital spending for the first half was $20.1 million compared to $62.5 million in the first half of last year. Included in the capital spending during the first quarter of last year was the purchase of two DeVry University undergraduate campuses for $37.8 million. Previously these campuses had been occupied under lease. Both operating and capital expenditures remain under review to better match spending with revenues in the coming quarters. Capital spending for the balance of this fiscal year is expected to remain at a level approximately equal to that incurred during the first half of the year.

The Company did not make any borrowings under its revolving line of credit agreement during the first half. Cash balances at the end of last fiscal year and cash generated from operations during the first half of the year were sufficient to meet requirements for both operating and capital needs and produce additional unrestricted cash balances compared to last year. There were approximately $2.7 million in outstanding letters of credit under the revolving line during the quarter. These letters of credit were issued in conjunction with various insurance coverage policies, a rental agreement on a leased teaching facility and for DeVry University's participation in federal financial aid programs. Approximately $0.5 million of additional amounts of letters of credit are being issued in the third quarter in conjunction with these federal financial aid programs. The Company is seeking approval from its banks for an amendment to extend the revolving credit agreement until February 1, 2005.

The Company's long-term contractual obligations consist only of its revolving line of credit, operating leases on facilities and equipment and agreements for various services. The Company is not otherwise a part to any off-balance sheet financing or contingent payment arrangements. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract.

The principal source of the Company's liquidity is its operating cash flow that is significantly dependent upon DeVry University's continued participation in and compliance with federal, state and provincial financial aid programs. The Company is highly dependent upon the timely receipt of these financial aid funds in both its U.S. and Canadian operations. The Company estimates that almost 70% of its undergraduate student and approximately 40% of its graduate student tuition, bookstore and fee revenues have been financed by government-provided financial aid to students. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained.

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

The Company believes that current balances of unrestricted cash, cash generated from operations and, if needed, borrowings under its revolving credit agreement will be sufficient to fund its current operations and plans for the foreseeable future.

Item 4 - Controls and Procedures
--------------------------------
The Company's Co-Chief Executive Officers and its Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and internal control procedures upon which these financial statements and management discussion are based. This review was made within 90 days of the filing date of this quarterly report. Based upon this evaluation, and with the participation of management, the above named officers have concluded that these controls and procedures are effective and appropriate to ensure the correctness and completeness of this report.

There were no significant changes in internal controls, procedures or other factors that could significantly affect these controls subsequent to the date of their evaluation that would indicate the existence of material weakness or the need for corrective action.

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------
The following updates the status of litigation and claims previously disclosed:

In March 2002, the Company received notice of a collective-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corporation subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and has subsequently been refiled.

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

The Company has recorded approximately $1 million associated with estimated loss contingencies at December 31, 2002. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with the respect to these claims.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 12, 2002, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, three Directors of the Company were elected to serve as Class II Directors to hold office until 2005 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

       Class II            For             Against       Withheld
       --------            ---             -------       --------
David S. Brown          58,003,781            -         2,054,814
Dennis J. Keller        54,377,836            -         5,680,759
Frederick A. Krehbiel   59,292,182            -           766,413

The terms of office of the following Directors continued after the meeting:
Charles A. Bowsher, Thurston E. Manning, Robert C. McCormack, Julie A. McGee, Hugo J. Melvoin, Harold T. Shapiro and Ronald L. Taylor.

Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the current fiscal year. The following table presents the results of the stockholders' vote on this matter:

                           For             Against       Withheld
                           ---             -------       --------
                        56,975,702        3,040,435        42,457


Item 5 - Other Information
--------------------------
In the second quarter, DeVry University received approval from the Higher Learning Commission of the North Central Association to offer five additional undergraduate programs via distance learning.

In late January, the Illinois Student Aid Commission began a scheduled biennial audit for fiscal years 2001 and 2002 of state financial aid program administration at the Company's two suburban Chicago-area campuses. An audit at the Chicago campus is expected to begin in March or April.

In late January, the Higher Education Services Corporation began a scheduled triennial audit of the DeVry University New York undergraduate campus of state financial aid program administration.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibits

     A complete listing of exhibits is included on page 33 of this Form 10-Q

(b)  Reports on Form 8-K

    There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2002.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   Date: FEBRUARY 12, 2003               /s/Ronald L. Taylor
                                         -------------------------------------
                                         Ronald L. Taylor
                                         Co-Chief Executive Officer, President
                                         and Chief Operating Officer




    Date: FEBRUARY 12, 2003              /s/Norman M. Levine
                                         -------------------------------------
                                         Norman M. Levine
                                         Senior Vice President and
                                         Chief Financial Officer

                              CERTIFICATIONS
                              ---------------


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



Date: February 12, 2003


                                                /s/Norman M. Levine
                                                -----------------------
						Senior Vice President &
						Chief Financial Officer

                              CERTIFICATIONS
                              --------------


I, Ronald L. Taylor, certify that:

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



Date: February 12, 2003


                                                /s/Ronald L. Taylor
                                                --------------------------
                                                Co-Chief Executive Officer

                              CERTIFICATIONS



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




Date: February 12, 2003



                                                /s/Dennis J. Keller
                                                -------------------------------
                                                Chairman and Co-Chief Executive
                                                Officer

                             INDEX TO EXHIBITS



                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER                     EXHIBIT                                PAGE
-------                    -------                            ------------
10(a)	Employment Agreement between
	the Registrant and each of
	Ronald L. Taylor and
        Dennis J. Keller                                        34-49

10(b)	Senior Advisor Agreement between
	the Registrant and each of
	Ronald L. Taylor and
        Dennis J. Keller                                        50-63