Form 10-Q
period 2003-03-31
DEVRY INC
filed 2003-05-09
CIK 730464

                                FORM 10-Q

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                         _______________________



	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly and nine month period ended March 31, 2003


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




                              (630) 571-7700
        ------------------------------------------------------
         (Registrant's telephone number, including area code)




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

                                YES   X



Number of shares of Common Stock, $0.01 par value, outstanding on
May 1, 2003:  69,955,575



Total number of pages: 33

                                DeVRY INC.
                                ----------
                             FORM 10-Q INDEX
          For the Quarter and Nine Months Ended March 31, 2003

                                                                Page No.
                                                                --------

PART I.   Financial Information

  Item 1. Financial Statements:

  Consolidated Balance Sheets at
    March 31, 2003, June 30, 2002,
    and March 31, 2002                                              3-4

  Consolidated Statements of Income
    for the quarters and nine months ended
    March 31, 2003 and 2002                                         5

  Consolidated Statements of Cash
    Flows for the nine months ended
    March 31, 2003 and 2002                                         6

  Notes to Consolidated Financial
    Statements                                                      7-17

  Item 2. Management's Discussion and
            Analysis of Results of Operations
            and Financial Condition                                18-23

  Item 4. Controls and Procedures                                  23


Part II.  Other Information

  Item 1. Legal Proceedings                                        24

  Item 5. Other Information                                        25

  Item 6. Exhibits and Reports on Form 8-K                         26


SIGNATURES                                                         27


CERTIFICATIONS                                                     28-33

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   March 31,     June 30,    March 31,
                                      2003         2002         2002
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $177,263     $ 59,685     $ 78,297
    Restricted Cash                   39,246       19,264       50,820
    Accounts Receivable, Net          80,523       26,054      105,186
    Inventories                        3,234        4,907        3,085
    Prepaid Income Taxes               2,321            -            -
    Deferred Income Taxes              5,448        5,448        5,221
    Prepaid Expenses and Other         3,890        2,469        2,723
                                     -------      -------      -------
       Total Current Assets          311,925      117,827      245,332
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              58,942       58,928       58,892
    Buildings                        176,336      174,344      172,685
    Equipment                        194,300      173,115      166,165
    Construction In Progress           3,498        1,626          383
                                     -------      -------      -------
                                     433,076      408,013      398,125

    Accumulated Depreciation        (172,613)    (150,386)    (144,436)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              260,463      257,627      253,689
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            35,148       35,692       35,919
    Goodwill                          42,391       42,391       42,391
    Deferred Income Taxes                  -       1,801        3,413
    Perkins Program Fund, Net         10,617       10,180       10,201
    Other Assets                       2,150        2,110        2,155
                                     -------      -------      -------
       Total Other Assets             90,306       92,174       94,079
                                     -------      -------      -------
TOTAL ASSETS                        $662,694     $467,628     $593,100
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   March 31,     June 30,    March 31,
                                      2003         2002         2002
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Accounts Payable                $ 49,570     $ 36,284     $ 38,399
    Accrued Salaries, Wages &
      Benefits                        35,922       27,595       31,789
    Accrued Expenses                  11,616       11,643        9,896
    Advance Tuition Payments           5,276       15,883        8,833
    Deferred Tuition Revenue         139,860       12,287      143,646
                                     -------      -------      -------
       Total Current Liabilities     242,244      103,692      232,563
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                         -            -       14,000
    Deferred Income Taxes              4,899            -            -
    Deferred Rent and Other           12,816       10,390       10,372
                                     -------      -------      -------
       Total Other Liabilities        17,715       10,390       24,372
                                     -------      -------      -------
TOTAL LIABILITIES                    259,959      114,082      256,935
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    69,953,575, 69,898,540  and
    69,885,847, Shares Issued and
    Outstanding at March 31,
    2003, June 30, 2002 and
    March 31, 2002,
    Respectively                         700          700          699
  Additional Paid-in Capital          66,561       66,345       65,454
  Retained Earnings                  334,826      285,827      269,636
  Accumulated Other Comprehensive
    Income                               648          674          376
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           402,735      353,546      336,165
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $662,694     $467,628     $593,100
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.


                                DEVRY INC.
                    CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands Except for Per Share Amounts)
                               (Unaudited)


                                        For The Quarter          For The Nine Months
                                        Ended March 31,            Ended March 31,
                                    ----------------------     ----------------------
                                       2003         2002          2003         2002
                                    ----------------------     ----------------------
REVENUES:

   Tuition                           $155,166     $151,775      $465,480     $450,261
   Other Educational                   14,090       12,954        39,391       35,449
   Interest                               111           85           313          411
                                      -------      -------       -------      -------
      Total Revenues                  169,367      164,814       505,184      486,121
                                      -------      -------       -------      -------
COSTS AND EXPENSES:

   Cost of Educational Services        88,312       87,827       273,963      261,089
   Student Services and
     Administrative Expense            56,714       46,536       164,442      140,506
   Interest Expense                        47          143           141          744
                                      -------      -------       -------      -------
      Total Costs and Expenses        145,073      134,506       438,546      402,339
                                      -------      -------       -------      -------
Income Before Income Taxes             24,294       30,308        66,638       83,782

Income Tax Provision                    9,402       11,941        25,789       32,918
Non-Recurring Tax Benefits                  -            -       (8,150)            -
                                      -------      -------       -------      -------
NET INCOME                           $ 14,892     $ 18,367      $ 48,999     $ 50,864
                                      =======      =======       =======      =======


EARNINGS PER COMMON SHARE
   Basic                                $0.21        $0.26         $0.70        $0.73
                                        =====        =====         =====        =====
   Diluted                              $0.21        $0.26         $0.70        $0.72
                                        =====        =====         =====        =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                     For The Nine Months
                                                       Ended March 31,
                                                     --------------------
                                                       2003        2002
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 48,999    $ 50,864
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      28,108      24,163
     Amortization of Intangible Assets and Goodwill       544         542
     Amortization of Other Assets                          32          33
     Provision for Refunds and
      Uncollectible Accounts                           26,566      26,126
     Deferred Income Taxes                              6,700       1,245
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                        61         287
     Changes in Assets and Liabilities:
         Restricted Cash                              (19,982)    (30,336)
         Accounts Receivable                          (80,919)   (105,555)
         Inventories                                    1,673       1,814
         Prepaid Expenses And Other                    (1,941)        562
         Accounts Payable                              13,286       3,826
         Accrued Salaries, Wages,
          Expenses and Benefits                         8,300       7,012
         Advance Tuition Payments                     (10,607)     (5,346)
         Deferred Tuition Revenue                     127,573     132,689
                                                      -------      ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           148,393     107,926
                                                      -------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (31,005)    (73,472)
                                                      -------      ------
  NET CASH USED IN INVESTING ACTIVITIES:              (31,005)    (73,472)
                                                      -------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 216         974
  Proceeds From Revolving Credit Facility                   -      55,000
  Repayments Under Revolving Credit Facility                -     (41,000)
                                                      -------      ------
  NET CASH PROVIDED BY FINANCING ACTIVITIES               216      14,974

Effects of Exchange Rate Differences                      (26)       (344)
                                                      -------      ------
NET INCREASE IN CASH AND CASH EQUIVALENTS             117,578      49,084

Cash and Cash Equivalents at Beginning
 of Period                                             59,685      29,213
                                                      -------      ------
Cash and Cash Equivalents at End of Period           $177,263     $78,297
                                                      =======      ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                     $   139     $   741
  Income Tax Payments During the Period, Net           15,131      35,228

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
          For the Quarter and Nine Months Ended March 31, 2003

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and in conjunction with the Company's quarterly report on Form 10-Q for the quarters ended September 30, 2002 and December 31, 2002, each as filed with the Securities and Exchange Commission.

The results of operations for the nine months ended March 31, 2003, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Included in the reported cash balance is $36.3, $17.2 and $22.6 million at March 31, 2003, June 30, 2002 and March 31, 2002, respectively, for checks issued but not yet cleared through the Company's bank accounts. As these checks have not yet been paid, these amounts are also included in accounts payable.

Intangible Assets and Goodwill
------------------------------
Intangible assets relate mainly to acquired business operations. These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed.

Goodwill and indefinite lived intangibles are reviewed annually for impairment, or more frequently if circumstances arise indicating impairment. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill. For indefinite lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets, generally six to 15 years.

-----------------------------------------
Amortization of all intangible assets and goodwill is being deducted for tax reporting purposes over statutory lives.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $11,029,000, $6,862,000 and $6,327,000 as of March 31, 2003, June 30, 2002 and March 31, 2002, respectively.
Capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were (gross) $1,901,000 and $1,748,000 at March 31, 2003 and June 30, 2002, respectively. No projects were complete as of March 31, 2002.

Post-employment Benefits
------------------------
During the quarter ended December 31, 2002, the Company completed new employment agreements with its co-Chief Executive Officers. These agreements provide certain post-employment benefits that require accrual over the expected future service period. For the nine months ended
March 31, 2003 the Company recorded an expense accrual of approximately $1.8 million related to these agreements. This accrual is based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 6% rate and using the sinking fund accrual method.

Guarantees
----------
The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements as of March 31, 2003.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is at its request in such capacity. The indemnification agreement period is for the officer's or

---------------------
director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements of March 31, 2003.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,943,000 and 69,855,000 for the third quarters ended March 31, 2003 and 2002, respectively and 69,927,000 and 69,810,000 for the nine months ended March 31, 2003 and 2002, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period.

Shares used in this computation were 70,278,000 and 70,611,000 for the third quarters ended March 31, 2003 and 2002, respectively and 70,271,000 and 70,618,000 for the nine months ended March 31, 2003 and 2002, respectively. Excluded from the computations of diluted earnings per share were options to purchase 1,679,000 shares of common stock for the third quarter and nine months ended March 31, 2003 and 677,000 and 604,000 shares of common stock, for the third quarter and nine months ended March 31, 2002, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the nine months ended March 31, 2003, the Company granted options at fair market value to purchase up to 462,000 shares of the Company's common stock under the 1999 Stock Incentive Plan.

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," to stock-based employee compensation.

-----------------------------------
                                       For the Quarter     For the Nine Months
                                        Ended March 31,       Ended March 31,
                                      ------------------   -------------------
                                        2003       2002       2003       2002
                                      ------------------   -------------------
Net Income, as Reported               $14,892    $18,367    $48,999    $50,864

Deduct:  Total stock-based employee
 compensation expense determined
 under the fair value based method
 for all awards, net of related tax
 effects                                  714        670      2,095      1,996
                                       -----------------     -----------------
Pro forma net income                  $14,178    $17,697    $46,904    $48,868
                                       =================     =================
Earnings per share:
 Basic - as reported                    $0.21     $0.26      $0.70      $0.73
 Basic - pro forma                      $0.20     $0.25      $0.67      $0.70
 Diluted - as reported                  $0.21     $0.26      $0.70      $0.72
 Diluted - pro forma                    $0.20     $0.25      $0.67      $0.69


Comprehensive Income
--------------------
The Company's only item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment.
This change was immaterial for the quarters and nine months ended March 31, 2003 and 2002.

NOTE 3:  PENDING ACQUISITION

During the third quarter, the Company signed a definitive agreement to acquire Dominica Management, Inc., which owns and operates Ross University School of Medicine and Ross University School of Veterinary Medicine (together "Ross University"). Ross University is one of the world's largest providers of medical and veterinary education with approximately 2,500 enrolled students. The medical and veterinary campuses are located in the Caribbean countries of Dominica and St. Kitts/Nevis. Ross University's curricula follow the models used in U.S. medical and veterinary schools. Students of Ross University are primarily citizens or permanent residents of the United States, and are eligible for financial assistance under Title IV of the Higher Education Act.

Consideration for the acquisition will be $310 million in cash, subject to a final adjustment on the date of closing based on the level of current assets. Funding for the acquisition will include approximately $50 million of cash from the Company's current operations and approximately $260 million in bank loans and senior debt (see Note 7). Subject to completion of customary regulatory approvals, the acquisition is expected to close during the Company's fiscal fourth quarter ending June 30, 2003.

NOTE 4:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                As of March 31, 2003
                                         ----------------------------------
                                         Gross Carrying       Accumulated
                                             Amount           Amortization
                                         ----------------------------------
	Amortized Intangible Assets:
		License and Non Compete
 		   Agreements               $2,600,000	     $(1,584,000)
		Class Materials		     2,900,000	        (450,000)
                Other                          600,000          (375,000)
                                             ---------         ---------
                Total                       $6,100,000       $(2,409,000)
                                             =========         =========
        Unamortized Intangible Assets:
                Trademark                  $ 1,645,000
		Trade Names           	    15,872,000
		Intellectual Property	    13,940,000
                                            ----------
                Total                      $31,457,000
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
		License and Non Compete
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
                                            ==========


Amortization expense for amortized intangible assets was $182,000 and $544,000 for the quarter and nine months ended March 31, 2003, respectively, and $137,000 and $542,000 for the quarter and nine months ended March 31, 2002, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

		Fiscal Year
                        2003   $730,000
                        2004    730,000
                        2005    730,000
                        2006    230,000
                        2007    210,000

The original weighted-average amortization period for amortized intangible assets is six years for License and Non Compete Agreements, 14 years for Class Materials and six years for Other.

Indefinite lived intangible assets related to Trademarks, Trade Names and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets by the Company. As of the end of fiscal 2002, there was no impairment loss associated with these indefinite lived intangible assets as fair value exceeded the carrying amount. The Company does not believe that there is any impairment in value at March 31, 2003.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2002.

The Company does not believe that there is any impairment in value at March 31, 2003. The carrying amount of goodwill related to the DeVry University reportable segment at March 31, 2003 and 2002 was unchanged at $22,195,000. The carrying amount of goodwill related to the Professional and Training reportable segment at March 31, 2003 and 2002 was unchanged at $20,196,000.

NOTE 5:  IMPAIRMENT OF LONG-LIVED ASSETS

During the quarter ended December 31, 2002, the Company assessed the expected future results of its DeVry University Canadian operations. The Company recently consolidated campuses in the Toronto area and has proceeded further with other rationalization and cost cutting efforts in response to declining enrollment. However, there has been a further decline in enrollment producing additional declines in financial performance in Canada during the first half of fiscal 2003.

The assessment performed by the Company included estimates of expected future cash flows associated with the Canadian operations, which indicated an impairment loss with respect to certain long-lived assets that are held and used by the Company. Upon completing this analysis, it was determined that recognition of an impairment loss related to Canadian leasehold improvements was appropriate. This resulted in a charge in the quarter ended
December 31, 2002 of approximately $800,000 that is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

NOTE 6:  INCOME TAXES

As described in Note 5 above, during the quarter ended December 31, 2002, the Company assessed the expected future results of its DeVry University Canadian operations. The assessment also included an analysis of the previously recorded Canadian net deferred tax assets, which were primarily comprised of net operating loss carryforwards and property and equipment tax basis in excess of book basis. Based upon its estimates of future cash flows and taxable income associated with the Canadian operations, the Company determined that, with respect to the realization of the deferred tax asset, a valuation allowance for 100 percent of the Canadian deferred tax assets was appropriate at this time. This resulted in an additional income tax provision in the quarter ended December 31, 2002 of approximately $6.5 million.

The Company also determined that it would deduct the full amount of the tax basis of its investment in its Canadian subsidiary in this quarter. This reflects the negative value ascribed to the investment as determined by independent valuations of the business which were undertaken as a part of the assessment. This United States income tax deduction results in a tax benefit totaling approximately $14.6 million. Such a benefit was recorded as it was determined that the difference in the US tax basis of the investment, which exceeds the book value, will reverse in the foreseeable future.

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

NOTE 7:  COMMITMENTS AND CONTINGENCIES

In connection with its planned acquisition of Ross University (see Note 3), the Company is negotiating several borrowing arrangements with banks and other financial institutions. These arrangements will provide approximately $300 million in financing. Though due diligence has been largely completed, final terms of these agreements have not yet been finalized. All the borrowing agreements are contingent on the closing of the acquisition. Should the acquisition not be completed, the Company would be required to record as expense, fees and other costs already incurred by the lenders and other parties to the transaction for which it is liable. These amounts are currently estimated to total approximately $3 million.

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

The following updates the status of litigation and claims previously disclosed:

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corporation subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and has subsequently been re-filed.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file.

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at March 31, 2003, which reflects our current likely best estimate. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

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

NOTE 8:  SEGMENT INFORMATION

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

The segments as described above have changed from those previously reported. In February 2002, the Higher Learning Commission of the North Central Association approved the merger of DeVry Institutes (undergraduate programs) and Keller Graduate School of Management (graduate programs) into a single educational institution with the name of DeVry University. The North Central Association is one of six regional bodies that make up the nation's system for accrediting colleges and universities. In support of the transition to DeVry University, the Company's resources and organization were restructured to better serve the needs of its students, employers and shareholders and achieve the University's strategic goals. Accordingly, the reportable segments of the Company were realigned in the months following the approval of single accreditation to reflect this combination.

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

Following is a tabulation of business segment information for the quarters and for the nine months ended March 31, 2003 and 2002. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                        For the Quarter     For the Nine Months
                                        Ended March 31,       Ended March 31,
                                      -------------------   -------------------
                                          2003       2002       2003       2002
                                      -------------------   -------------------
Revenues:
   DeVry University                   $160,821   $158,304   $474,382   $459,855
   Professional and Training             8,546      6,510     30,802     26,266
                                       ------------------    ------------------
      Total Consolidated Revenues     $169,367   $164,814   $505,184   $486,121
                                       ------------------    ------------------

Operating Income:
   DeVry University                   $ 23,880   $ 30,140   $ 59,136   $ 78,935
   Professional and Training               873        653      8,814      6,721
   Reconciling Items:
     Amortization Expense                 (192)      (148)      (576)      (575)
     Interest Expense                      (47)      (143)      (141)      (744)
     Depreciation and Other               (220)      (194)      (595)      (555>
                                       ------------------    ------------------
      Total Consolidated Income
      before Income Taxes             $ 24,294   $ 30,308   $ 66,638   $ 83,782
                                       ------------------    ------------------
Segment Assets:
   DeVry University                   $569,964   $507,698   $569,964   $507,698
   Professional and Training            73,246     64,273     73,246     64,273
   Corporate                            19,484     21,129     19,484     21,129
                                       ------------------    ------------------
      Total Consolidated Assets       $662,694   $593,100   $662,694   $593,100
                                       ------------------    ------------------
Additions to Long-lived Assets:
   DeVry University                   $ 10,795   $ 10,935   $ 30,846   $ 73,037
   Professional and Training               103         49        159        435
                                       ------------------    ------------------
      Total Consolidated Additions
      to Long-lived Assets            $ 10,898   $ 10,984   $ 31,005   $ 73,472
                                       ------------------    ------------------
Depreciation Expense:
   DeVry University                   $  9,152   $  8,115   $ 27,236   $ 23,186
   Professional and Training                95        134        286        397
   Corporate                               195        193        586        580
                                       ------------------    ------------------
      Total Consolidated Depreciation $  9,442   $  8,442   $ 28,108   $ 24,163
                                       ------------------    ------------------
Amortization Expense:
   DeVry University                   $      8   $      8   $     23   $     23
   Professional and Training               184        140        553        552
                                       ------------------    ------------------
      Total Consolidated Amortization $    192   $    148   $    576   $    575
                                       ------------------    ------------------


The Company conducts its educational operations in the United States, Canada, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, were less than 5% of total revenues for the quarters and for the nine months ended March 31, 2003 and 2002. Revenues and long-lived assets by geographic area are as follows:

                                        For the Quarter      For the Nine Months
                                        Ended March 31,        Ended March 31,
                                      --------------------  --------------------
                                          2003       2002       2003       2002
                                      --------------------  --------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $164,655   $159,130   $490,008   $468,106
  International Operations               4,712      5,684     15,176     18,015
                                       ------------------    ------------------
  Consolidated                        $169,367   $164,814   $505,184   $486,121
                                       ==================    ==================
Long-lived Assets:
  Domestic Operations                 $348,504   $337,724   $348,504   $337,724
  International Operations               2,265     10,044      2,265     10,044
                                       ------------------    ------------------
  Consolidated                        $350,769   $347,768   $350,769   $347,768
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

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's quarterly report on Form 10-Q for the quarters ended September 30, and December 31, 2002, and the Company's annual report on Form 10-K for the fiscal year ended June 30, 2002. The Company's annual report on Form 10-K includes a description of significant accounting policies, estimates and assumptions used in the preparation of the Company's financial statements including, but not limited to, revenue recognition, useful lives of equipment and facilities, useful lives of acquired finite-lived intangible assets, valuation of goodwill and indefinite-lived intangible assets, losses on the collection of student receivable balances, resolution of law suits and health care costs for incurred but not yet paid medical services.

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


Results of Operations
---------------------
The Company's total consolidated revenues increased by $4.6 million, or 2.8%, and $19.1 million, or 3.9%, for the third quarter and first nine months, respectively. Tuition revenue, representing approximately 92% of total revenue, increased by 2.2% and 3.3%, respectively, for the third quarter and nine months to-date. The increase in tuition revenues is the result of higher enrollments in DeVry University's graduate programs and Becker Conviser Professional Review plus tuition increases in all of the Company's operations compared to last year.

Other Educational Revenues, which are composed primarily of the sale of books, supplies, fee charges and interest or payment deferral charges in the Company's educational programs, increased by $1.1 million and $3.9 million from the third quarter and first nine months of last year, respectively. Contributing to the year-to-year increase was the undergraduate program Technology and Software Supplies charge first assessed in November 2001. At the end of the third quarter, a total of 14 of the DeVry University undergraduate campus bookstores had been outsourced to Follett Higher Education Group compared to 12 that had been outsourced as of the third quarter of last year. Similarly, sales of books to students enrolled in online programs have been outsourced to another company but sales of books and supplies remained under Company management at all other undergraduate and graduate teaching locations.

DeVry University segment revenues increased by $2.5 million, or 1.6%, for the third quarter compared to last year. For the nine months to-date, segment revenues increased by $14.5 million, or 3.2%. Contributing to the increased revenues were higher graduate program enrollments, the undergraduate program Technology and Software Supplies fee that was not charged during the first four months of last fiscal year and approximately 6% tuition rate increases, all of which more than offset the lower enrollment in undergraduate programs. For the undergraduate academic term which began in November, for which revenue continued to be recognized during the first two months of this quarter, total enrollment declined by 5.9% to 45,200 compared to 48,032 students enrolled last year. For the undergraduate academic term which began in March, whose revenue was recognized, in part, during the month of March, total enrollment declined by 6.0% to 43,045 compared to 45,810 students enrolled last year.
The Company believes that although undergraduate enrollments in business Programs continue to increase, declines in enrollment in its technology programs have been caused by the reductions in technology field employment that have lessened applicant interest in these fields. Complimenting the undergraduate business program enrollment increases, the number of coursetakers in the Keller graduate school programs for the term that began in February increased by 18.0% to 11,715 compared to 9,925 coursetakers last year as interest in graduate management programs remains high.

Professional and Training segment revenues increased by $2.0 million, or 31.3%, and $4.5 million, or 17.3%, for the third quarter and first nine months, respectively. The increased revenue results from higher course prices and an increased number of students enrolled in the Becker Conviser CPA Review course in preparation for the November and May CPA exams.

The Company's Cost of Educational Services increased by $0.5 million or 0.6% from the third quarter of last year. For the first three quarters, the Cost of Educational Services increased by $12.9 million, or 4.9% from last year. Continued cost reduction efforts and fewer undergraduate enrollments contributed to the low rate of cost increase compared to last year. For the year-to-date, cost increases were incurred throughout all of the Company's operations. At DeVry University, there were three new large undergraduate campuses and 20 additional University Center locations offering undergraduate programs. Graduate programs were offered in six more teaching locations than last year. Expanded operations in the undergraduate and graduate online programs also contributed to the cost increases.

Depreciation expense, most of which is included in Cost of Educational Services, increased by $3.9 million for the first nine months of the year because of the investment in new facilities and associated equipment and because of improvements to existing facilities. In addition, investments in new equipment are required to support continuous improvement to the Company's educational programs. Further contributing to the increased depreciation for the year-to-date was the recognition during the second quarter of an approximately $0.8 million impairment loss in accordance with SFAS 144 on the long-lived leasehold improvements in the Company's Canadian operations. The recognition of this impairment loss followed an assessment of the expected future results and cash flows of the Canadian operations where enrollment declines have adversely affected financial results.

Student Services and Administrative Expense increased by $10.2 million, or 21.9%, and $23.9 million, or 17.0%, from the third quarter and first nine months of last year, respectively. Spending for advertising remains at high levels compared to previous years to try and offset the decline in undergraduate new student enrollments experienced in each of the last five terms. Also contributing to the increase in this expense category was the continued spending on a new student information system to provide better support for educational processes and related activities. Information system development costs related to this project, and to other system support and improvement initiatives, have increased from last year. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. During the first three quarters, the Company capitalized $4.3 million and charged an additional $4.0 million directly to expense related to work on the new student information system. In addition, $0.3 million of previously capitalized costs were amortized to expense.

Included in the higher year-to-date level of Student Services and Administrative Expense, was an approximately $1.8 million accrual to reflect the costs for the current period relating to the employment agreements with the Company's co-Chief Executive Officers that were completed during the second quarter of the year. This accrual is based on recording, over the period of their future active service, the present value of the obligation using the sinking fund accrual method.

The total Cost of Educational Services and Student Services and Administrative Expense for the third quarter increased from last year by 7.9%. This increase in spending, when compared to the prior year, is the smallest rate of spending increase in any of the previous nine quarters as the Company initiated staff and budget reductions to better match expenses to revenues. In the first quarter, the Company eliminated about 70 staffed and 100 unfilled positions and further reduced discretionary spending through the second and third quarters. Along with continued restraint on spending in all areas of activity, these expense reductions have helped to offset a portion of the cost increases associated with the previously discussed increases in spending on advertising and spending at the new DeVry University undergraduate and graduate teaching locations opened during the past year.

In the DeVry University segment, operating income declined by $6.3 million and $19.8 million, respectively, for the third quarter and first nine months of the year. Contributing to the decline in income was a lesser rate of revenue growth than experienced in previous years as a result of lower undergraduate enrollments coupled with expenses, as described above, that have continued to increase. The increased expenses are associated with more teaching locations, higher levels of advertising directed at trying to offset the declining undergraduate enrollments, accrual of costs related to the co-chief executive employment agreements and the recognition of an impairment loss on leasehold improvements in the Canadian operations. Despite the factors cited above that have caused operating costs to increase, operating income in the third quarter declined from the third quarter of last year by $2.8 million less than the decline in the second quarter. The lesser rate of decline reflects the continuing efforts at cost reduction throughout the organization.

In the Professional and Training segment, operating income increased by $0.2 million for the third quarter and by $2.1 million for the year-to-date. Higher tuition rates and increased enrollments in the Becker Conviser CPA Review course for the November and May CPA examinations produced the higher income.

Interest expense was lower than last year by $0.1 million in the third quarter and by $0.6 million for the first three quarters. In the current year, there were no borrowings under the Company's revolving line of credit agreement. This compares to borrowings that were outstanding during the first three quarters of last year, principally to provide funds for the first quarter acquisition of two DeVry University undergraduate campuses.

Taxes on income for the first nine months, excluding the non-recurring tax benefits recorded during the second quarter, were at an effective rate of 38.7% compared to a rate of 39.3% for the same period last year. Contributing to the lower tax rate this year were certain business incentive tax credits. During the second quarter the Company completed a study that identified and quantified the amount of these tax credits relating primarily to employment at its DeVry University campus in Long Beach, California. Additional credits in lesser amounts may also be available next year.

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

Also during the second quarter, the Company determined, based upon this same assessment, that it would deduct the full amount of the tax basis of its investment in its Canadian subsidiary. This reflects the negative value ascribed to the investment as determined by the independent valuations of the business that were undertaken as a part of the assessment. The U.S. income tax deduction results in a tax benefit totaling approximately $14.6 million. The net effect of these two actions is a benefit to net income of approximately $8.1 million, categorized as "Non-Recurring Tax Benefits" in the Statement of Income.

Net Income for the third quarter was $14.9 million, or $0.21 per share fully diluted, compared to $18.4 million, or $0.26 per share, last year. For the first nine months, Net Income, including the Non-Recurring Tax Benefits, was $49.0 million, or $0.70 per share, compared to $50.9 million, or $0.72 per share, last year.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations reached $148.4 million for the first nine months, an increase of approximately 37.5% from the same period last year. Higher non-cash charges for depreciation, higher deferred taxes on income and higher accounts payable coupled with lower accounts receivable and lower levels of restricted cash all contributed to the higher level of cash generated by operating activities. The reduction in accounts receivable is primarily attributable to improved collection performance on amounts owed by undergraduate students who were attending the academic term that began in March. Almost 70% of the collections of U.S. undergraduate revenues come from federal and state financial aid programs.

Capital spending for the first three quarters was $31.0 million compared to $73.5 million in the first nine months of last year. Included in the capital spending during the first quarter of last year was the purchase of two DeVry University undergraduate campuses for $37.8 million. Previously these campuses had been occupied under lease. Both operating and capital expenditures remain under review to better match spending with revenues in the coming quarters. Capital spending for the balance of this fiscal year is expected to remain at a level approximately equal to the level incurred during the first three quarters of the year.

The Company has not made any borrowings under its revolving line of credit agreement during the year. Cash balances at the end of last fiscal year and cash generated from operations throughout the current year were sufficient to meet requirements for both operating and capital needs and produce additional unrestricted cash balances compared to last year. There were approximately $3.2 million in outstanding letters of credit under the revolving line during the quarter. These letters of credit were issued in conjunction with various insurance coverage policies, a rental agreement on a leased teaching facility and for DeVry University's participation in federal financial aid programs.

The Company's long-term contractual obligations consist only of its revolving line of credit, operating leases on facilities and equipment and agreements for various services. The Company is not otherwise a party to any off-balance sheet financing or contingent payment arrangements. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract. The Company does not have any unconsolidated subsidiaries.

During the third quarter, the Company entered into an agreement with various financial institutions to provide $300 million of senior financing in connection with its pending acquisition of Dominica Management Inc., which owns and operates Ross University School of Medicine and Ross University
School of Veterinary Medicine. The Company expects to use approximately $50 million of existing cash on hand plus borrowings under this new financing to pay the $310 million purchase price and all associated fees. The acquisition is expected to be completed during the fourth quarter of the Company's fiscal year. This new financing agreement will replace the Company's existing revolving line of credit agreement with a group of banks. The financing agreements are contingent upon the closing of the acquisition. If the acquisition is not completed, the Company would be required to record as expense, fees and other costs already incurred by the lenders and other parties to the transaction for which it is liable. These amounts are currently estimated to total approximately $3 million.

The principal source of the Company's liquidity is its operating cash flow that is significantly dependent upon DeVry University's continued compliance with and participation in federal, state and provincial financial aid programs. The Company is highly dependent upon the timely receipt of these financial aid funds in both its U.S. and Canadian operations. The Company estimates that almost 70% of its undergraduate student and approximately 40% of its graduate student tuition, bookstore and fee revenues have been financed by government-provided financial aid to students. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained.

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

The Company believes that current balances of unrestricted cash, cash generated from operations and borrowings under its new senior financing agreement will be sufficient to fund its current operations, including its planned acquisition of Dominica Management, Inc., and plans for the foreseeable future.


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

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------
The following updates the status of litigation and claims previously disclosed:

In March 2002, the Company received notice of a collective-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached.

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

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court, with limited right to amend and re-file.

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at March 31, 2003, which reflects our current likely best estimate. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

Item 5 - Other Information
--------------------------
In the third quarter, DeVry Inc. announced that it had signed a definitive agreement to acquire, for cash, the stock of Dominica Management, Inc., which owns and operates Ross University School of Medicine and Ross University School of Veterinary Medicine (together "Ross University"). Ross University is one of the world's largest providers of medical and veterinary education with approximately 2,500 students currently enrolled. The medical school and veterinary school campuses are located in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Students attending Ross University are primarily citizens or residents of the United States and are eligible to receive financial assistance under Title IV of the Higher Education Act. Consideration for the acquisition, which is expected to close during the Company's fourth quarter, will be $310 million in cash. The Company is completing arrangements for a new $300 million senior financing to help finance the acquisition.

DeVry University announced that it will begin offering new degree programs in the fields of biomedical engineering technology, biomedical informatics and health information technology. These new programs, which are at the intersection of technology and health services, are in response to the increasing demand for technology professionals with an understanding of health-related fields.

Item 6 - Exhibits and Reports on Form 8-K


(b) Reports on Form 8-K

    During the third quarter, the Company filed the following reports on Form 8-K:

    1. March 20, 2003, reporting the signing of a definitive agreement to purchase Dominica Management, Inc. that operates Ross University School of Medicine and Ross University School of Veterinary Medicine

    2. March 25, 2003, reporting information presented at an investor conference regarding the acquisition of Ross University

    3. March 28, 2003, reporting information presented at an investor conference regarding the acquisition of Ross University

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




        Date: MAY 9, 2003               /s/Ronald L. Taylor
                                        ------------------------------------
                                        Ronald L. Taylor
                                        Co-Chief Executive Officer, President
                                        and Chief Operating Officer




        Date: MAY 9, 2003               /s/Norman M. Levine
                                        -------------------------
                                        Norman M. Levine
                                        Senior Vice President and
                                        Chief Financial Officer

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



Date: May 9, 2003
      -----------

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



Date: May 9, 2003
      -----------

                                               /s/Ronald L. Taylor
                                               --------------------------
                                               Co-Chief Executive Officer

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




Date: May 9, 2003
      -----------


                                               /s/Dennis J. Keller
                                               -------------------------------
                                               Chairman and Co-Chief Executive
                                               Officer