Form 10-K
period 2003-06-30
DEVRY INC
filed 2003-09-26
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:             JUNE 30, 2003
                          ----------------------------------------
Commission file number:                1-13988
                       -------------------------------------------
                                       DeVRY INC.
          --------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                    DELAWARE                      36-3150143
------------------------------------------------------------------
(State or other jurisdiction of incorporation  (I.R.S. Employer
 or organization)                               Identification No.)

   ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS    60181
------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number; including area code  (630) 571-7700


       Securities registered pursuant to section 12(b) of the Act:

Title of each class:                Name of each exchange on which
                                    registered:

              NONE
-------------------------------------------------------------------
       Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, $0.01 PAR VALUE
-------------------------------------------------------------------
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]. No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer
Yes [X]   No [ ]



 SEPTEMBER 2, 2003 - $1,492,644,154.00
-----------------------------------------------------------------------
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



 SEPTEMBER 2, 2003 - 70,038,841 shares of common stock, $0.01 par value
-----------------------------------------------------------------------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2003, are incorporated into Part III of this Form 10-K to the extent stated herein.



Exhibit Index located on Pages 137-139                       Total number
                                                             of pages, 168

                                DeVry INC.
                        ANNUAL REPORT ON FORM 10-K
                     FISCAL YEAR ENDED JUNE 30, 2003

                            TABLE OF CONTENTS
                                                                   PAGE #
                                                                   ------
PART I
  Item 1  - Business                                                    3
  Item 2  - Properties                                                 52
  Item 3  - Legal Proceedings                                          57
  Item 4  - Submission of Matters to a Vote of Security Holders        58
          - Executive Officers                                         59

PART II
  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                66
  Item 6  - Selected Financial Data                                    67
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              67
  Item 7A - Quantitative and Qualitative Disclosures
            about Market Risk                                          91
  Item 8  - Financial Statements and Supplementary Data                93
  Item 9  - Changes in and Disagreements with Accountants              93
  Item 9A - Controls and Procedure                                     93

PART III
  Item 10  - Directors and Executive Officers                         132
  Item 11  - Executive Compensation                                   132
  Item 12  - Security Ownership of Beneficial Owners and Management   132
  Item 13  - Certain Relationships and Transactions                   132
  Item 14  - Principal Acountant Fees and Services                    132

PART IV
  Item 15 - Exhibits, Financial Statements and Reports on Form 8-K
          - Financial Statements                                      133
          - Financial Statement Schedules                             133
          - Exhibits                                                  133
          - Reports on Form 8-K                                       133
          - Signatures                                                135

                                  PART I


Certain information contained in this Annual Report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in information, electronics and telecommunication technology; dependence on student financial aid; dependence on state and provincial approvals and licensing requirements; dependence on continued accreditation for DeVry and Ross University and the other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.

Copies of the Company's SEC filings on Forms 10-Q and 8-K and this Annual Report on Form 10-K may be obtained free of charge through the Company's website, www.devry.com.


ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company's executive offices are located at One Tower Lane, Oakbrook Terrace, Illinois, 60181. The Company's telephone number is
(630)571-7700.

The Company, through its wholly-owned subsidiaries, owns and operates DeVry University, Ross University and Becker Conviser Professional Review ("Becker").

DeVry University includes DeVry undergraduate programs in technology and business, and Keller Graduate School of Management ("Keller Graduate School"), with graduate programs in management. In fiscal 1999, the holding company for the degree-granting operations was renamed from Keller Graduate School of Management, Inc. to DeVry University, Inc. The new name better reflects the comprehensive higher education system that it has become, offering programs in technology, business and management at the undergraduate and graduate level. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in North America.

Ross University is one of the world's largest providers of medical and veterinary medical education.

Becker prepares candidates for the Certified Public Accountant ("CPA"), Certified Management Accountant ("CMA") and Chartered Financial Analyst ("CFA") professional certification examinations.

In July 1999, the Company completed its acquisition of substantially all of the net tangible operating assets, trademarks and other intangible assets of the Denver Technical College ("DTC"). At the time of its acquisition, DTC offered diploma and undergraduate degree programs in electronics, computer technology, business and medical technology to approximately 1,700 students on campuses in Denver and Colorado Springs, Colorado. Effective July 2001, Denver Technical College was integrated into DeVry University. All new students, starting with the July 2001 term, were enrolled in DeVry undergraduate programs and no further enrollments were accepted to the original DTC programs. Students enrolled in the original DTC programs were able to continue their enrollment until they finished their program, most of which were completed by the end of fiscal 2003.

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

To further diversity its educational program offerings, in May 2003, the Company acquired the stock of Dominica Management, Inc. ("DMI"). DMI owns and operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine, operating in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively.

The amounts of revenue and identifiable long-lived assets of the Company's U.S. and foreign operations are presented in Note 10 to the Consolidated Financial Statements, "Segment Information".

DeVry University
----------------
The DeVry undergraduate programs trace their origin to Dr. Herman DeVry and for more than 70 years have provided career-oriented technology-based education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, the DeVry undergraduate programs are offered on twenty five campuses in the United States and Canada, and at approximately thirty smaller DeVry University Center ("DVUC") teaching locations operated in conjunction with graduate school program offerings at these sites.
Selected programs are also offered online.

Originally offering only undergraduate programs in electronics, DeVry introduced its undergraduate computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980's, DeVry expanded its program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced, followed by the telecommunications management program and the introduction of an accounting program in the spring of 1988. In 1994, DeVry introduced the undergraduate technical management degree completion program which focuses on business and management skills for students who already have an associate degree. In 1997, the undergraduate business operations program was redefined and is now the business administration program with a concentration in accounting, replacing the previously separate accounting program, and other concentrations in e-commerce, operations management, project management and business information systems. In 1998, in response to the increasing employment demands of the information technology field, a one year Information Technology program was introduced to bachelor's level college graduates of any discipline seeking career change and enhancement opportunities in IT.

In fiscal 2000, DeVry introduced a new undergraduate bachelor's degree program in computer engineering technology, ("CET"). This program is aimed at helping students develop skills and knowledge in software engineering, operating systems, data structures and algorithms, and distributed computer systems.

Programmatic initiatives developed during the past several years include new delivery formats, such as weekend class schedules, compressed and accelerated course schedules, technology-assisted delivery options for classroom based courses and online courses. In fiscal 2001, DeVry announced two new undergraduate educational program delivery initiatives. The bachelor of business administration degree program was the first undergraduate DeVry program to be offered in a fully online format. Subsequently, the bachelor of information technology and the bachelor of technical management programs were added in an online format. Most recently, the undergraduate Computer Information Systems curriculum has been added to the online program offerings. Additional programs are expected to be added in an online format in the future. The online format allows DeVry to better serve place-bound students and others whose schedules prevent them from attending classes in person.

The second new delivery initiative was the formation of DeVry University Centers. In fiscal 2001, DeVry University opened the first adult-learner DeVry University Center in conjunction with the existing graduate school teaching site in the downtown Chicago area. This teaching center is aimed at providing both undergraduate and graduate education convenient to working adults. At this expanded former graduate teaching center, DeVry University now offers selected accelerated undergraduate degree programs formatted and oriented to adult students with the option to combine online with on-site coursework. By the end of fiscal 2002, three additional DeVry University Centers had been opened and there are currently 30 centers offering both undergraduate and graduate programs. Additional DeVry University Centers are planned to be opened in fiscal 2004.

At the start of fiscal 2004, DeVry University introduced three new undergraduate educational programs at selected campuses. The new programs are Biomedical Engineering Technology ("BMET"), Biomedical Informatics ("BMI") and Health Information Technology ("HIT"). These programs are planned to be offered at additional locations in the coming terms.

The Biomedical Engineering Technology program is an interdisciplinary field that covers engineering design and implementation of equipment and processes for life sciences with applications in pharmaceuticals and environmental science; and physical science applications in areas such as development of artificial limbs and biomedical computing. Biomedical Informatics is the application of information technology to healthcare with applications in fields such as healthcare administration, medical communications and biomedical research. The Health Information Technology program is an associate degree program that centers around the management of electronic patient record systems including maintenance, analysis, assurance of privacy and security of these records.

In addition to the new healthcare programs, the Telecommunications Management program has been renamed Network and Communications Management. The change in name better reflects the evolution of the content and focus of the program since its introduction to include newer areas of telecommunications such as network design, security and network management. Also, three additional majors have been introduced within the Business Administration program. These majors are Health Services, Human Resources and Small business Management.

In August 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed a letter of intent with RCC College of Technology ("RCC") that will enable DeVry to phase out its operations at its Toronto campus commencing with the term that begins in November 2003. Subject to the Company entering into a definitive agreement and approval by the Ontario Provincial Ministry, DeVry University's Toronto campus will no longer admit new students and will contract with RCC to manage the completion of programs of study for the current student body in Toronto. The letter of intent also makes provisions for the acquisition of DeVry assets by RCC and the use of certain portions of DeVry curriculum under the RCC brand name.

Keller Graduate School was founded in Chicago in 1973 based upon the concept that the most important components of management education are effective teaching and student mastery of practical management skills. Keller emphasizes practitioner orientation, excellence in teaching and service to working adults, offering classes in the evenings and on weekends. Building on its original MBA program offering, Keller now offers a total of seven management masters degree programs and numerous concentrations within some of these programs at 59 sites in the U.S.

At the graduate level, in addition to its original Master of Business Administration ("MBA") program which Keller Graduate School began offering in 1977, Keller introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In 1995, Keller began offering a Health Services Management ("HSM") concentration within its MBA program. In 1997, Keller introduced a Master of Telecommunications Management ("MTM") program. In 1998, Keller began offering two new programs, the Master of Information Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). The MAFM program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Management Accountant or Chartered Financial Analyst. These exam-preparation concentrations were developed in conjunction with the Becker Conviser Professional Review.

To broaden the scope and appeal of the original MBA program, concentrations have been developed in a number of areas of interest including electronic commerce, international business, marketing and public administration. In fiscal 2002, the MBA program in Illinois was offered with a specialization in the management of public and private K-12 educational systems. This program was designed to prepare students to be effective educational leaders.

Also new for fiscal 2002, approval was granted to offer a 7th graduate degree program, the Master of Public Administration ("MPA"). The MPA consists of three tracks: Government Management, Nonprofit Management and Public Health Management. The MPA incorporates the same practitioner focus as the other graduate programs and is designed for students who want to become successful managers in the not-for-profit or government arenas.

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

Effective with the start of fiscal 2004, DeVry University adopted a uniform academic calendar for both the undergraduate and graduate programs across all methods of educational delivery, on-site and online. The uniform academic calendar consists of three academic periods of 16 weeks each. Within these periods are a 15-week semester and two 8-week sessions. To align the undergraduate and graduate programs to fit this schedule, the Keller graduate curriculum was redesigned so that its courses, delivered both on-site and online, could be offered in the new 8-week session.

To enhance the learning process, undergraduate accelerated programs offered in the 8-week session format and graduate school courses are being taught using the i-Optimize Integrated Learning System that incorporates both on-site and online instruction. This model better supports student learning by combining once-a-week on-site classes with support of faculty and students with online interaction throughout the week.

In addition to its programmatic expansion and new delivery method initiatives, DeVry University embarked upon a strategy of facility improvement and expansion in 1991 to attract and retain increased student enrollment. This improvement and expansion strategy includes facility renovations, expansion of existing campuses, openings of new campuses and the DeVry University Centers.

Expansions and improvements during the past several years include a new undergraduate campus opened in West Hills, California, in November 1999, the third DeVry undergraduate campus in the Los Angeles area. In July 2000, a new undergraduate campus opened in Tinley Park, Illinois, the third DeVry campus in the Chicago area. In July 2000, the Company acquired the operations of Denver Technical College with two undergraduate campuses in Colorado, the Company's first campuses in that state. In November 2000, a new undergraduate campus was opened in Orlando, Florida, the first campus in that state. Further expansion was accomplished with the completion of a technology center addition to the urban Chicago campus, a renovation and expansion program at the Columbus, Ohio, campus and completion of the expansion of the New York undergraduate campus, bringing that campus to its full facility size.

In July 2001, a new undergraduate campus was opened in the Seattle, Washington, area, the first campus in that state. In November 2001, a new undergraduate campus was opened in the Washington, D.C. area, the first campus in that area.

In July 2002, a new undergraduate campus was opened in the Philadelphia, Pennsylvania, area, the first DeVry University undergraduate campus in that state. In November 2002, a new undergraduate campus was opened in Miramar, Florida, the second campus in the state of Florida. Also, in March 2003, a new campus was opened in the Denver, Colorado area, replacing as the primary operating location the original site acquired in the July 2000 purchase of Denver Technical College.

In September 2003, a new campus was opened in Houston, Texas, the second campus in the state of Texas.

Keller graduate classes are being offered at 59 locations nationwide. Additional teaching centers are planned to be opened in fiscal 2004. Some of Keller's teaching sites are co-located on DeVry undergraduate campuses but most operate as a part of smaller, more centrally located DeVry University Centers, offering both graduate and undergraduate programs. Also, one classroom teaching site is located in the Company's corporate headquarters in Illinois. In addition, some DeVry University teaching sites host Becker exam review classes where space and location are appropriate.

In addition to its expanding network of undergraduate and graduate program teaching locations, graduate programs were first offered online in September 1998. The first online undergraduate program was introduced in 2001. Online programs offerings extend delivery of all of the master's degree programs and four of the undergraduate programs to students who reside beyond the geographic reach of local centers, whose schedules preclude attending weekly classes on-site and/or who cannot find their desired course at the teaching center near where they live or work. DeVry University Online not only serves the incremental online student but also supports campus and center-based students with an option to "mix and match" on-site and online courses of study to best meet their individual needs and schedules.

At the beginning of the spring 2003 semester, which was the final semester in the Company's fiscal year 2003, approximately 43,045 full and part-time students were enrolled in DeVry University undergraduate day, evening and online programs. The Company's undergraduate programs accounted for approximately 82% of the Company's revenues in fiscal 2003. In addition, there were approximately 11,715 coursetakers in graduate school programs for the Spring term that began in February.

Classes began in July for the DeVry University undergraduate summer 2003 semester. This is the first semester in the Company's fiscal year 2004. DeVry undergraduate enrollments have been concentrated in the areas of computer and electronics technology. The Company believes that interest in these programs as careers has been adversely affected by the news of employee layoffs and financial difficulty encountered by many firms in the technology sector of the economy. As a result, total undergraduate enrollment for the summer term was 41,075 compared to 43,342 in the previous summer and 45,204 in the summer of 2001.

With expanded marketing emphasis on its undergraduate business programs, the increased number of campus and DeVry University center locations and the growing demand for its online programs, new student undergraduate enrollments for the summer term increased by 2.5% from the previous year, following five semesters in which new undergraduate student enrollments had decreased from the year-ago level. In addition, total Keller graduate coursetakers for the term that began in July increased by 15.5% from last year to 9,483.

DeVry University operates in the higher education segment of the overall education market. Higher education is an estimated $300 billion market. Changing demographics in the United States are expected to increase the size of the higher education market and benefit the Company's future enrollment. According to the Department of Education's National Center for Education Statistics, in 2003 there were an estimated 15,756,000 students enrolled at postsecondary degree-granting institutions in the United States. This is expected to grow by 6.2% to 16,738,000 in 2008 and by 12% to 17,673,000 in 2012.

The total postsecondary student population can be thought of as two separate categories of students - career-launchers who are mostly traditional college age students and career-enhancers who are most working adult students. After a period of nearly two decades during which the number of graduating high school seniors (career-launchers) declined by 25 percent to approximately 2.4 million, 1995 marked the beginning of a slow but steady increase in the number of high school graduates resulting from the "baby boom echo". The National Center for Education Statistics forecasts that the number of graduating high school seniors will increase to more than 3.1 million by 2007/2008. The forecasted rate of increase in the number of high school graduates in many of the states in which the Company's undergraduate programs are offered is greater than the forecasted national rate of increase, further contributing to future enrollment growth opportunities. In addition, it is expected that a greater percentage of individuals who graduate high school will choose to continue their education. Since bottoming at 46.6% in 1973, the percentage of U.S. high school graduates entering college has increased, reaching an estimated 63% in 2001 and is expected to increase further, potentially exceeding 65% by 2010.

Students in the 18 to 24 year-old age cohort represent a substantial portion of DeVry University's full-time undergraduate day school enrollments. In the coming years, a greater proportion of these students will be demographically different from college bound generations of the past. They will include more minorities, women, recent immigrants and lower income candidates. Some of the DeVry undergraduate campuses rank near the top on the list of institutions with degrees granted to minority students in the fields of computer and information science, business and all academic disciplines combined. DeVry undergraduate programs have attracted many students from immigrant and minority populations. Often these students are the first in their family to attend college.

In addition to the projected growing number of traditional-age students, more adults, primarily working adult career-enhancers, are returning to college. According to the U.S. Department of Education, over 6 million, or nearly 40%, of all college students are 25 years of age or older, up from about 28% in 1970. Approximately 45% of DeVry University's undergraduate enrollment in the fall 2002 semester were 25 years of age or older. At the DeVry campuses, the percentage of students who are age 25 or older is approximately 44% and is over 80% at DeVry Online and DeVry University Centers that are designed for the adult student.

The increased number of older students attending college today has positively influenced DeVry University enrollments and has been fueled by
(1) the development of the knowledge-based economy, (2) the rapid pace of technological change in the workplace, (3) the growing recognition of the strong correlation between education and income, (4) the emergence of e-learning tools that make continuing education more accessible and convenient, and (5) growing recognition of the importance of lifelong learning. The number of college students who are 25 years of age or older is projected to reach 6.4 million in 2008 and 6.7 million in 2012, an increase of about six and ten percent, respectively, over 2002. Because less than a quarter of American adults over 25 have a bachelor's degree or higher today, adult student participation rates should continue to be stable or favorable through at least the end of the decade.

A strong motivation for the growing enrollments in postsecondary institutions is the income premium associated with additional education. In 2000, the mean income of U.S. employees with a bachelor's degree ($43,782) was nearly double the mean income for those with only a high school education. The wage gap is even larger for those with graduate degrees.

Women made up about 56% of U.S. college enrollments in 2000 but are only 26% of students enrolled at DeVry. The Company believes that the smaller proportion of women at DeVry is the result of their lesser interest in technical areas of study than for their male counterparts.

Online learning is growing rapidly within higher education. The vast majority of online students are adult learners attracted by the flexibility and convenience of this form of learning. It is estimated that the percentage of students enrolled in online programs in 2004 will have increased by more than 130% in just two years, from approximately 355,000 in 2002 to over 845,000.

The DeVry University approach to distance learning is to focus on the quality of education delivered to the student. The technical feasibility of the delivery system, while an integral component of online course delivery, is not the sole or primary focus. DeVry's online enrollment strategy is not limited to exclusive enrollment in distance education programs. Many DeVry students are attracted by the "mix and match" formats that allow for added convenience and flexibility. This option better serves students by effectively complementing the student's preferred learning style and providing increased course scheduling flexibility.

DeVry University Online offers undergraduate and graduate programs in business and technology via the Web. It builds on the successful model initially implemented at the graduate level in 1998 and draws on the content and pedagogy of both the undergraduate and graduate systems. DeVry University Online currently offers all of the Keller graduate programs and the DeVry undergraduate Business Administration (BSBA), Technical Management (BSTM), Information Technology (IT) and Computer Information Systems (CIS) programs.

DeVry University Online is a cornerstone of both the DeVry University Center initiative and the educational system capacity strategy in that it provides mix-and-match capability, ensuring the availability of a full complement of courses and helping optimize use of faculty and classroom space at all teaching locations.

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

Undergraduate classes at DeVry campuses are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. The availability of part-time employment and government-provided financial aid partially offset the competitive advantage of schools charging a lower tuition. Undergraduate classes at DeVry University Centers are generally offered in the evening for the scheduling convenience of the predominantly working adult student. Each curriculum is generally consistent at all of the undergraduate campuses, with content variations introduced to meet local employment market needs. This common curriculum is another competitive advantage that allows students to transfer, if necessary, to an undergraduate campus at a different location without interrupting their studies.

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

To facilitate student success, DeVry University devotes significant resources to libraries and academic support services that can assist students in any phase of their educational program. In addition, DeVry undergraduate students are encouraged to participate in an array of offered social and professional activities. DeVry supports student organizations closely linked to the professional aspirations of graduates. Campuses regularly invite technology and business leaders into the classroom. Faculty members serve as mentors for student chapters and sponsors of a wide range of student co-curricular projects. Each student is also required to complete a student success or problem solving strategy course aiming at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success.

Ross University
---------------
Founded a quarter of a century ago, Ross University operates two schools. Ross University School of Medicine offers a Doctor of Medicine (M.D.) degree and Ross University School of Veterinary Medicine offers a Doctor of Veterinary Medicine (D.V.M.) degree. Ross University is one of the world's largest providers of medical and veterinary medical education with over 2,800 students. The schools are located in the Caribbean island countries of Dominica and St. Kitts/Nevis, respectively.

Ross medical students complete a four semester (approximately 16 months) basic science and pre-clinical curriculum in modern classrooms and laboratories on a campus located on Dominica. The remainder of their ten semester program is completed through clinical rotations conducted at more than 40 affiliated teaching hospitals in the U.S. The educational program, with three academic semesters per year beginning in May, September and January, is designed to prepare students for general medical practice and to provide the foundation for postgraduate specialty training in the U.S.

Ross veterinary students complete a pre-clinical (basic sciences plus medicine and surgery) curriculum in comparable facilities on St. Kitts. The basic science curriculum is structured to provide a veterinary education that is fully comparable to that offered at U.S. veterinary schools. Ross veterinary students complete their first seven semesters on St. Kitts and then enter a clinical clerkship of approximately 48 weeks duration at one of approximately 20 affiliated U.S. Colleges of Veterinary Medicine.

The student population at both schools is selected from applicants who typically have (1) applied to U.S. medical or veterinary schools but failed to gain entry, or (2) elected not to apply to U.S. schools because of self-perceived shortcomings in their academic record but who still desire to become U.S. physicians or veterinarians. Admission standards at Ross closely parallel those of U.S. schools, but at somewhat lower levels of performance. The average Ross medical student is 26 years old, two years older than the U.S. medical school average and is 56% male, 44% female.
The average Ross veterinary student is 25 years old, one year older than the U.S. veterinary school average and is 71% female. Most Ross students are either citizens or residents of the U.S.

Professional and Training
-------------------------
In June 1996, the Company acquired the Becker CPA Review. At the time of acquisition, Becker was a leading international training firm preparing students to take the national Certified Public Accountant and Certified Management Accountant examinations.

Between 1996 and 1999, Becker acquired several regional CPA review firms, strengthening its presence in the east coast market. In July 1999, the Company acquired the operations of Conviser Duffy CPA Review. Conviser was a national provider of CPA review courses, serving approximately 12,000 students annually at more than 200 locations. With the Conviser Duffy acquisition, Becker teaching sites now included numerous college campuses throughout the United States. The combined CPA course operations are now known as Becker Conviser CPA Review.

Becker offers CPA review classes at approximately 300 locations, including sites in approximately 30 foreign countries, serving about 34,000 students annually. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA review course conveniently packaged on CD-ROM or in an online format. The CD-ROM and online products are interactive, bridging the gap between classroom study and self study. The structured lesson plan emphasizes the "work and remember" teaching system which has been so successful in the Becker classroom environment.

Becker's proprietary course materials and teaching methods, which include CD-ROM based presentation materials coupled with live classroom instruction, result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing nearly one half of all students passing the CPA exam.

The November 2003 CPA exam will be the last exam offered in its current paper and pencil, fixed date and place format. Effective with April 2004, the exam will be offered only in a computer-based, on-demand format. The new exam will be administered for two months out of every three. It is expected, for example, that the new exam will be offered in April and May 2004, but not in June and then offered again in July and August. Unlike the current exam, which covers all four parts in a single exam administration, a candidate may now elect to sit for less than all four parts at one time. The Company believes that the effect of this change will be to increase enrollments for review courses leading to the last of the old format exams in November but to result in lower enrollments for review courses preceding the first of the new exams in April until candidates have had an opportunity to assess the experiences and results for the first group of new exam takers.

In the spring of 2000, Becker offered a pilot version of its own CFA review course for the Level 1 examination. In January 2001, the Company acquired Stalla Seminars as a complement to its own review course. Stalla is a leading provider of CFA review courses and study materials to approximately 8,000 CFA candidates annually, offering classroom seminars in selected cities in the United States and in major financial centers around the world. Stalla also offers CFA exam study materials in print, on video as a supplement to its classroom based seminars or for use in independent study and in an online format. The number of candidates seeking the Chartered

Financial Analyst professional designation has increased significantly over the past several years and now totals more than 80,000 annually for all three exam levels, more than half of which are taking the Level 1 exam. Recent employment reductions at some financial services firms may negatively impact the number of future exam takers.

Customized educational and training programs are offered through the Center for Corporate Education ("CCE"). CCE helps organizations achieve superior performance through work force development, drawing on faculty and curriculum resources from the DeVry University undergraduate and graduate programs.


Competition
-----------
DeVry University
----------------
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are approximately 4,100 degree granting postsecondary education institutions in the United States. DeVry University competes with other (1) for-profit institutions, (2) community colleges, (3) public and private universities that serve similar demographic segments, and (4) online education programs.

The undergraduate programs compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, some large corporations have begun to offer their employees accredited college courses that may be applied toward degrees.

At the graduate level, DeVry University competes for students in a market consisting of students seeking management skills in business and technology, additional certification or degree credentialing and educational formats oriented to working adults. In every market in which it operates, there are numerous state institutions and private, not-for-profit universities. In addition, there is growing competition from online programs and site-based for profit school programs.

In each market, local community colleges and state universities continue to provide educational alternatives to students for whom lower tuition cost is a high priority. In addition, some educational institutions are reaching out to partner with local businesses to expand their educational reach.

Many educational institutions are also recognizing the growing need for new and updated programs in what are projected to be future high employment demand occupations such as information systems, computer networking and electronics. Although the for-profit segment of postsecondary education has generally led the way in online education, there are also a growing number of traditional universities expanding their offerings into the online format.

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

There are more than 1,100 public and private community colleges nationwide, with more than five million degree seeking students. Many local community colleges offer highly affordable programs similar in content to DeVry University's associate degree programs. While community colleges are competitors, they also provide DeVry University an opportunity to serve their graduates with bachelor's and master's degree programs through articulation and transfer agreements.

DeVry University believes that its competitive strengths in undergraduate program offerings include: career-oriented curricula developed with regular structured employer input that helps ensure graduates learn skills that will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of undergraduate career services activities in obtaining education-related employment; national brand name recognition and market presence; regional accreditation; authorization by various states to grant degrees; modern facilities; well-equipped laboratories; evening, weekend and online class schedules; and an academic calendar schedule that allows attendance year-round, thereby permitting earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program that can be completed in three years. This results in a significant financial advantage to DeVry students who are able to enter the work force one year earlier than if they had attended a traditional four-year undergraduate institution.

The expansion of DeVry University Online and DeVry University Centers has added to the number of locations, class schedules and learning formats to compete with educational program offerings by other educational institutions.

DeVry University differentiates itself in the graduate program marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. Beginning with fiscal 2004, graduate programs, both on-site and online, are offered on a six 8-week term schedule each year. Classroom-based courses meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets, there is flexibility in course scheduling, a greater choice of elective courses and a more convenient location than offered by its competitors. There is also an accelerated format of the MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their work week. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments in DeVry University graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

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

Ross University
---------------
For 2003, it is estimated that applications to U.S. medical and veterinary medical schools will aggregate over 35,000 and 6,700, respectively. From these applicant pools, only approximately 17,000 and 2,300 students, respectively, will be accepted. Acceptance levels have remained largely unchanged for more than two decades. The large number of denied medical and veterinary applicants represent the largest segment of prospective students for Ross University. Based upon the number of Medical College Admission Test ("MCAT") takers, which exceeded 56,000 in 2002, Ross University believes that the potential market is much larger than the denied applicant pool alone.

The demand for medical education is expected to increase over the next decade, spurred by a physician/supply demand imbalance that is projected to grow. The educational capacity of U.S. medical schools has not changed materially in over two decades. Because most university teaching hospitals are losing money and because of budget pressures at state/federally funded schools, there is little likelihood of any significant expansion of capacity. Ross University believes the veterinary medical education market is subject to many of the same forces.

Competing with Ross University in the medical education market, in addition to the 125 U.S. based schools of medicine, are twenty U.S. Colleges of Osteopathic Medicine which admit approximately 3,000 students annually and fifteen Caribbean based, U.S. modeled medical schools with U.S. based clinical rotations. Competing with Ross University in the veterinary education market, in addition to the U.S. based schools of veterinary medicine, are two other offshore schools of veterinary medicine with much lower enrollments.

Compared to its for-profit competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, financial aid eligibility for its students and the large network and diverse geographical opportunities for clinical rotations.

Professional and Training
-------------------------
Becker competes with other methods of CPA and CFA exam preparation, including self-study; accounting firm and Association for Investment Management and Research sponsored courses; courses offered by colleges and universities; and courses offered by other private training companies. According to reports by the National Association of State Boards of Accountancy, two-thirds of first-time CPA candidates and more than half of repeat candidates reported participating in a review course in the six months prior to taking the exam. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students.

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

CPA, CMA and CFA exam candidates can also take the Becker review course content and methodology in conjunction with their DeVry University MBA or MAFM programs in most states in which the classes are offered, earning full graduate academic credit. These credits can also be used to fulfill the 150 hour rule educational requirement to sit for the CPA exam in those states where the 150 hour rule has been enacted. This provides both Becker and DeVry University with an important competitive advantage. To further extend the marketing and operational benefits of joint operation, Becker offers classes at some DeVry undergraduate campus and DeVry University Center locations.

The CFA review course is taught live in a classroom setting in selected large markets around the world and in an online format to help reach potential exam takers not able to attend the classroom course. In the CFA exam preparation market, much like the CPA exam preparation market, Becker competes with courses offered by other training companies and student self-study.


Student Recruiting
------------------
DeVry University
----------------
In order to broaden its market position and reverse the pattern of reduced responses to its undergraduate marketing program, in the spring of 2002 DeVry University hired DraftWorldwide, a large advertising agency with strong strategic branding and direct response capabilities. By the fall of 2002, a new ad campaign was introduced, featuring the university in DeVry University, as its theme. Since then, there have been several adjustments and improvements to the campaign to improve potential applicant response.

Students are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the undergraduate recruiting process because a significant portion of undergraduate students come from outside the immediate area in which the campus they attend is located. While all graduate school students are recruited by admissions representatives, the percentage of undergraduate enrollment which comes from each of these two recruiting sources varies campus by campus, depending largely on the school's location and the size of the local market area. Overall, admissions representatives currently generate approximately 75% of undergraduate total enrollments. DeVry University employs approximately 600 undergraduate admissions representatives and field recruiters throughout the United States and Canada.

In order to recruit students in certain states and Canadian provinces, representatives and recruiters must be licensed or authorized by the appropriate regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit the payment of commissions, bonuses or incentives to student recruiters based directly on the number of students they enroll. The Company believes that its method of representative and recruiter compensation complies with the current regulations.

Admissions representatives are salaried, full-time Company employees. They are located at each undergraduate campus, and graduate and DVUC teaching center. They work with potential applicants who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce and students transferring to a DeVry undergraduate program from nearby community colleges. Each DeVry undergraduate campus has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry program. Approximately 25% of new students recently enrolled in U.S. DeVry undergraduate programs had some prior college experience.

Students applying to the DeVry University undergraduate online education program are recruited primarily by admissions representatives, either on a campus or university center if the applicant lives or works in geographic proximity, or by admissions representatives who are located at the Company's headquarters in Illinois and who are dedicated to serving online applicants. Students seeking admission to the undergraduate online program can complete their application process by telephone, fax and/or e-mail. In addition, some students in areas remote from a DeVry University location may also be recruited by a field sales representative in that territory.

Field student recruiters are salaried, full-time Company employees. The field recruitment organization has the responsibility of managing all recruitment activity in high schools, community colleges and military bases in its assigned geographic territory. Field recruiters meet individually with prospective undergraduate students who are contacted primarily through high school, club and youth group presentations. These student recruiters visit over 7,000 high schools in North America each year, making presentations on career choices and the importance of a college education. These presentations offer a service to high school educators by providing a resource for educating students on careers in business and technology related fields. The outcome of these presentations is the collection of career surveys from high school juniors and seniors. These surveys provide a large and important source of leads for student recruitment.

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

In support of its admissions representatives and field recruiters, DeVry University advertises on television and radio, in magazines and newspapers, on various Internet sites, and utilizes telemarketing and direct mail to reach prospective students. Prospective students are also frequently referred by high school career counselors, employers, alumni or currently enrolled students. In addition to these more traditional recruiting methods, DeVry University's own Internet site provides another avenue for students to receive information and apply for admission.

To be admitted to an undergraduate program in the United States, an applicant must be either a high school graduate, have a General Education Development ("GED") certificate or hold a degree from an accredited postsecondary institution. Applicants must also complete an interview with a DeVry admissions representative. In Canada, an applicant must meet either the same criteria as in the U.S. or meet alternative Amature student@ criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the Computerized Placement Tests ("CPT"), which were designed in collaboration with The College Board and Educational Testing Service, were first used for undergraduate admissions. These exams help serve the needs of applicants by better assessing their achievement levels and developmental needs during the admission process. Since its introduction, minimum admission and placement scores on the CPT have been raised several times in an effort to better select and serve those students most likely to successfully complete their educational program. Submission of ACT or SAT examination scores deemed appropriate for the desired program or the submission of acceptable grades in qualifying college-level work completed at an approved postsecondary institution can also be used to meet undergraduate admission requirements.

Subsequent to the completion of an application by prospective students who will be attending a DeVry campus, the campus maintains contact with these prospective students through phone calls, mailings and invitations to campus run workshops to improve the rate at which such applicants begin their program of study.

To be admitted to a graduate program, applicants must is a baccalaureate degree from a U.S. institution that is accredited by or is in candidacy status with a regional accrediting agency. Foreign applicants must hold a degree recognized to be equivalent to a U.S. bachelors' degree. Applicants must also achieve acceptable scores on either the Graduate Management Admission Test ("GMAT"), the Graduate Record Examination ("GRE") or an alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidate's academic credentials, entrance test scores and a personal interview.

To assist students who live distant from the campus that they attend, DeVry University helps undergraduate students secure local living arrangements. While DeVry University has no dormitory facilities, lists of nearby available private apartments or rooms are maintained for students' convenience. In addition, some campuses maintain furnished apartments for shared rental by students. Students pay their housing rental and fees to DeVry who contracts with the property owner. Thus, DeVry becomes the students' landlord and students are assured of a fixed rental charge per month, similar to more traditional dormitory or apartment arrangements at other colleges. In an effort to attract more new students, DeVry University is finalizing arrangements for the construction and operation of traditional dormitory facilities adjacent to several of its campuses.

Ross University
---------------
The Ross University medical and veterinary school focus their marketing efforts on attracting highly qualified U.S. applicants with the motivation and ability to complete their educational programs and to pass the applicable licensure examinations. To generate interest among potential students, Ross employs a marketing program that includes a national poster campaign at U.S. undergraduate campuses, web sites, visits to undergraduate campuses to meet the pre-med, pre-vet advisors and prospective students, targeted direct mail campaigns, alumni referrals, information seminars in key markets and college newspaper advertising to build general awareness of Ross and promote their information seminars. Nearly half of all leads come through the Ross web site.

Ross employs admissions representatives at several U.S. regional offices who pursue expressions of interest by arranging for interviews, campus tours and by assisting prospective students in the application process. Admission requirements include a four year undergraduate degree with courses in biology, chemistry and math as appropriate to the curriculum. Interviews for the medical school are conducted principally at a Company facility in Miami, Florida. Interviews for the veterinary school are conducted in Florida, California and New Jersey. All admission decisions are made by the faculty Admissions Committees at the respective schools.

Professional and Training
-------------------------
Becker markets its courses directly to potential students and to selected employers, e.g., the large national and regional accounting and financial services firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA, CMA or CFA review courses. Becker runs its CPA review program on about 70 college campuses, recruiting students attending that college. Becker is also the preferred provider of CPA review for several of the largest CPA firms. The Becker Internet site provides another source of information to interested applicants. Becker also enrolls many students who have previously completed a competitor's course or a self-study program but were then unable to pass the exam.

In response to the 150 credit hour requirement to take the CPA exam, some of the top colleges and universities have designed their accounting programs to add a fifth year, either with a master of accounting curriculum or in connection with their MBA programs. In 1998, Keller introduced a graduate program, Master of Accounting and Financial Management. The MAFM program includes tracks for CPA, CMA, and CFA candidates and culminates with a Becker Conviser review course.

Becker has introduced the CPA review course on CD-ROM and online for students who are unable to attend classroom based instruction. With the acquisition of Stalla Seminars, the CFA exam course is now offered in an expanded number of classroom locations and online.

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

DeVry University
----------------
Until February 2002, DeVry Institutes and Keller Graduate School were each separately accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools ("NCA"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. Keller Graduate School was first awarded its NCA accreditation status in 1977 and DeVry Institutes was first awarded NCA accreditation status in 1981. The DeVry Institutes and Keller accreditations were last reaffirmed by the Higher Learning Commission of The North Central Association in 1992 for the maximum ten year period.

In February 2002, the Higher Learning Commission of the North Central Association approved the merger of DeVry Institutes and Keller Graduate School of Management into a single educational institution with the name DeVry University. This represents institutional recognition of the corporate governance and comprehensive higher-education system that is DeVry University.

A comprehensive evaluation visit by NCA was conducted during August 2002. Subsequently, the Higher Learning Commission of NCA approved another 10 year re-accreditation for DeVry University. NCA further affirmed that DeVry University can offer, without restriction, any of its programs on-site, online or through any combination of the two. As a part of the re-accreditation, DeVry University is required to submit a program report by May 2004 on the implementation of the merger into a single entity.

Until recently, under Canadian law, the Canadian undergraduate campuses were not permitted to grant degrees. However, students at the Canadian campuses could transfer to campuses in the U.S. to complete their degree requirements. In 1995, the Alberta Department of Advanced Education, the State of Arizona and the Higher Learning Commission of the North Central Association of Colleges and Schools approved the DeVry campus in Phoenix to offer several bachelor of science degree-completion programs on the Calgary campus. This allowed students attending classes at the Calgary campus to complete their degree studies without relocating to a campus in the United States. Students attending one of the Toronto-area campuses could transfer to Calgary to participate in this program rather than transferring to a DeVry campus in the United States. In 2001, the province of Alberta granted accreditation to DeVry Calgary to offer bachelor of technology degree programs in electronics engineering technology and computer information systems, as well as a bachelor of business operations degree program. DeVry Calgary became the first private, for-profit institution in Canada to be provincially accredited to grant baccalaureate degrees.

Accreditations of DeVry University in the United States and Canada are as follows:

          UNITED STATES                             CANADA

 Higher Learning Commission of the    Calgary campus bachelor of
 North Central Association. NCA is    technology in Electronics
 listed by the U.S. Department as a   Engineering Technology, bachelor of
 recognized accrediting association.  technology in Computer Information
                                      Systems and bachelor of Business
 The baccalaureate Electronics        Operations is accredited by the
 Engineering Technology (EET)         Alberta Private Colleges and
 programs at most U.S. locations are  Accreditation Board.
 accredited by the Technology
 Accreditation Commission of the      Calgary campus Computer Engineering
 Accreditation Board for Engineering  Technology and Information
 and Technology (TAC of ABET).  The   Technology curricula continue
 associate-and baccalaureate-level    accreditation under the DeVry
 EET programs in North Brunswick are  University campus in Phoenix as an
 TAC of ABET accredited.  The         off-site instructional location.
 Arlington, Colorado Springs,
 Federal Way, Fort Washington,        The Electronics Engineering
 Houston, Miramar, Orlando, West      Technology and the Electronics and
 Hills and Westminster sites will     Computer Technology programs are
 apply for TAC of ABET accreditation  accredited by the Canadian
 for their baccalaureate EET          Technology Accreditation Board
 programs when their first classes    (CTAB).
 graduate.  The baccalaureate
 Computer Engineering Technology
 (CET) programs at U.S. locations
 will apply for TAC of ABET
 accreditation when their first
 classes graduate.


In the United States, each DeVry University location is approved to grant associate, bachelor's or master's degrees by the respective state in which it is located.

Ross University
---------------
The Medical School has been recognized and accredited as a University and School of Medicine by the Dominican Medical Board ("DMB"). The National Committee on Foreign Medical Education ("NCFME") of the U.S. Department of Education has affirmed that the DMB has established and enforced standards of educational accreditation which are the equivalent of those promulgated by the U.S. Liaison Committee on Medical Education ("LCME"). In addition, the states of New York, New Jersey, California and Florida, the only four states to require separate licensure for medical schools, have approved or found the program of study to be acceptable.

The Veterinary School has been recognized as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher Nevis, St. Kitts and is American Veterinary Medical Association ("AVMA") listed. The Veterinary School is affiliated with 18 AVMA accredited U.S. Colleges of Veterinary Medicine. Only students who graduate from an AVMA listed school are eligible for U.S. licensure.


State and Provincial Approval and Licensing
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted more than $6 million of surety bonds with state and local regulatory authorities on behalf of DeVry University in the U.S. and approximately CDN $0.9 million of surety bonds with regulatory agencies in Canada. Certain states have set standards of financial responsibility different from those prescribed by federal regulation. The Company believes it is currently in material compliance with state and Canadian provincial regulations. If the Company were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.

Surety bonds are also required in some states and local jurisdictions on behalf of Becker Conviser Professional Review. At the end of fiscal 2003, these bonds totalled approximately $0.9 million.


Tuition and Fees
----------------
DeVry University
----------------
Effective with the summer 2003 term, tuition at the United States undergraduate campuses and University Centers for two semesters (one academic year) ranged from $9,960 to $11,100. Variations in tuition depend on the particular campus attended. Based upon current tuition rates, for a student enrolling in the five term undergraduate Electronics and Computer Technology program, total tuition cost would range from $24,950 to $27,800. For a student enrolled in the nine term undergraduate Electronics Engineering Technology program, total tuition cost based upon current rates would range from $44,870 to $50,000. Students enrolled in an online program pay somewhat different tuition rates. Students enrolled on less than a full time basis are charged somewhat lower tuition. Undergraduate tuition rates at DeVry University are below the average tuition at four-year independent institutions, but are higher than the average at four-year publicly supported institutions. For the academic year 2002/2003, the average annual tuition at four year private schools was $18,873, an increase of 5.8% from last year, while the average annual tuition at four year publicly supported institutions was $4,081, an increase of 9.6% from last year. Community colleges increased their tuition by 7.9% to $1,735 per year. These tuition rate increases are generally the largest rate increases since the late 1980s and early 1990s.

The DeVry University undergraduate tuition increase in the summer of 2003 was approximately six percent, depending on the campus attended. Tuition increases in previous years approximated the rate of increase at many other postsecondary education institutions. In early 2002, some state supported educational institutions, affected by reduced funding because of declining state tax revenues, announced double digit tuition rate increases. Similar tuition rate increases occurred in the following year. However, their tuition rates for students qualifying for in-state tuition generally remain below those at DeVry University undergraduate campuses.

Tuition rates at the Canadian campuses are somewhat lower than those at campuses in the U.S.

Certain undergraduate programs, such as the one year Information Technology program, are charged at a total program price, not on an individual term basis and students at several DeVry University campuses enrolled in the Computer Information Systems program receive a laptop computer as part of the program and pay a somewhat higher tuition.

Effective with the July 2003 term, graduate program tuition per classroom course (four quarter credit hours) ranges from $1,345 to $1,690, depending on the location at which the student is enrolled. This is an increase of approximately 6% and compares to tuition rates from $1,250 to $1,590 implemented in September 2002. The price for courses taken online is $1,765.

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

Ross University
---------------
Current tuition and fees for the basic sciences part of the program of the Medical School and Veterinary School are $9,600 and $9,725 per semester, respectively. Tuition and fees for the clinical portion of the programs are $10,525 and $11,475 per semester respectively. These amounts do not include books, supplies or living expenses. These tuition rates have increased by approximately 5.5% from last year.

The Company believes that the tuition charged by Ross University is at the low end of the range of prevailing tuition rates in private medical and veterinary schools but approximately equal to or higher than tuition rates in publicly supported medical and veterinary schools. Tuition rates have increased every year and have not produced a decline in new student enrollments.

Professional and Training
-------------------------
The price of the complete classroom Becker CPA review course is $2,080, which includes an enrollment fee. The complete CPA review course on CD-ROM is priced at $1,780. The complete online review course is priced at $2,180. Discounts from these tuition rates are offered under various enrollment promotions at college campuses and for students employed by participating accounting firms. The list price for the basis on-sit CFA exam course is $1,290 subject to various promotional program discounts.


Financial Aid and Financing Student Education
---------------------------------------------
DeVry University
----------------
Students attending DeVry University finance their education through a combination of family contributions, individual resources (including earnings from full- or part-time employment), financial aid (including Company-provided financial aid) and tuition reimbursement from their employers.

The Company believes that more than 70% of its U.S. undergraduate students receive some government-sponsored financial aid and that a similar percentage of the students attending the Canadian DeVry Institutes receive some government-sponsored financial assistance. A 1999-2000 study on student financing of undergraduate education found that approximately 55% of students received some form of financial aid from federal, state, institutional or other sources.

DeVry University assists its undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed. The Company believes that a substantially greater percentage of its full-time undergraduate students are employed to help finance their costs of education. DeVry develops an assistance package for students who require financial aid on the basis of a financial aid application completed by the student and the student's family. Government-sponsored financial aid is of great importance to the Company because approximately 65% of the U.S. undergraduate tuition, book and fee revenues have been financed by government-provided financial aid received by its students.

Although not as significant for Keller Graduate School, government-sponsored financial aid is utilized by more than an estimated 50% of its graduate students, providing approximately 41% of its revenues.
Additionally, the Company believes that approximately 65% of its graduate students receive some tuition reimbursement assistance from their employers.

The government-provided financial aid and assistance programs in which many of the Company's students participate are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act guides the federal government's support of postsecondary education. The Act was most recently reauthorized in the fall of 1998, redefining and extending the numerous financial aid programs currently in existence. Congress has begun hearings on the next Reauthorization of the Higher Educational Act. There is no assurance that federal funding will be continued at its present level or in its present form. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students.

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

In 1998, the Department of Education introduced a new standard of financial responsibility test. The standard is based upon a composite score of three ratios which are designed to measure various aspects of an educational institution's financial stability. These ratios include an equity ratio which measures the institution's capital resources, a primary reserve ratio which measures an institution's ability to fund its operations from current resources and a net income ratio which measures an institution's ability to operate profitably.

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

Institutions that participate in U.S. federal financial aid programs must disclose information about undergraduate student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. At DeVry University, undergraduate admission requirements have been increased and student support services have been added, both aimed at improving student completion rates. For the fall 1995 freshman student cohort (the latest period for which final completion statistics are available), the graduation rates increased slightly from 1994 for both first-time freshman and for students admitted with some prior college experience. Completion rates, as defined by the Student-Right-To-Know Act at each of the U.S. undergraduate campuses, generally fall within the range of completion rates, at selected four-year urban public colleges in the areas in which these campuses are located. Many students who previously attended another college are admitted to DeVry's undergraduate programs but are not included in these completion rate statistics. Completion rates for the undergraduate students entering with previous college experience are generally higher than for first-time students.

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

In the United States, DeVry University has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2002, and its independent auditors are currently conducting the required audits of the one year period ending June 30, 2003. In conjunction with previously filed audit reports on the processing of financial aid on behalf of its student's participation in federal financial aid programs, DeVry University has been required to post letters of credit, generally of one year duration, in amounts totaling approximately $2.5 million.

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

In January 2003, the New York State Comptroller's Office began an audit of DeVry New York's compliance with the New York State Tuition Assistance Program Grant ("TAP") requirements for the three year period ending June 2002. Fieldwork was completed in June 2003 and a preliminary report was issued in July. The Company responded to the preliminary report, disagreeing with some of the findings in the report. Based upon this preliminary report, the Company estimates that any disallowance resulting in financial liability to the Company will not be material in amount and has been reserved for as of June 30, 2003.

In Canada, the Toronto-area campuses have completed and submitted the required annual review of Ontario Student Assistance Program administration for fiscal 2002 and the Company's independent auditors are prepared to begin the required audit for fiscal 2003. In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses had engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could serve as the basis for a Ministry claim for the return of some amount of financial aid disbursed to students attending these campuses. Although there are no current discussions underway with the Ministry, based upon its previous discussions, the Company believes that there will be no significant monetary liability.

The following is a description of the U.S. and Canadian financial aid programs in which DeVry University students participate:

United States Government Financial Aid Programs - The following U.S. Department of Education financial aid programs under Title IV of the Higher Education Act are utilized by DeVry University students in the United
States: (1) Federal Pell Grant ("Pell"), (2) Federal Supplemental Educational Opportunity Grant ("SEOG"), (3) Federal Family Education Loan Program ("FFELP"), (4) William D. Ford Federal Direct Student Loan Program ("FDSL"), (5) Federal Perkins Direct Student Loan program ("Perkins") and
(6) Federal Work Study ("FWS").

     Grants - These funds, made available by the government to all eligible students who demonstrate financial need, do not have to be repaid. Only undergraduate students are eligible to participate in the Pell and SEOG Grant programs. Eligible students received a Pell grant which ranged in amount from $400 to $4,000 for the 2002/2003 year.
     For the 2003/2004 year, the maximum Pell grant is currently increased to $4,050. Increases in Pell grant limits have historically lagged behind the rate of tuition increases.

     SEOG is a supplement to the Pell grant, available to only the neediest undergraduate students because SEOG funds are limited in amount at each institution based upon a federally-determined formula. The maximum SEOG award is $4,000 per academic year. In addition to these federal assistance funds, DeVry University is required to make a 25% institutional matching contribution of all federal SEOG funds. The institutional matching contribution may be satisfied, in whole or in part, by DeVry scholarship funds, discussed separately in this section, or by externally provided scholarship grants.

     Loans - Students at DeVry University participate in the Stafford and PLUS programs within the FFELP and FDSL program and in the Perkins loan program. Under the FDSL program, students or parents borrow directly from the Department of Education, rather than from commercial lenders, under terms that are generally the same as for loans under the FFELP.

          STAFFORD LOANS - A subsidized Stafford loan, awarded on the basis of student financial need, is a low interest loan with interest charges and principal repayment not scheduled to begin until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $2,625 for students in their first academic year to $5,500 for students in their third or higher academic year, increasing to $8,500 per academic year for graduate students. An unsubsidized Stafford loan may be awarded to students who do not meet the needs test and incurs interest charges from the time the loan is disbursed; however, the interest payment may be deferred until the principal payments begin. Unsubsidized loan limits per academic year range from $4,000 for students in their first academic year to $5,000 in their third or higher academic year, increasing to $10,000 per academic year for graduate students. Both the subsidized and unsubsidized loans are available to undergraduate and graduate students.

          PLUS LOANS - A PLUS loan enables parents of a dependant student to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin upon receipt of the loan.

          PERKINS LOANS - A Perkins loan is a low interest loan available to only those undergraduate students who demonstrate exceptional financial need. Perkins loans are available up to a maximum of $4,000 per academic year. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. New funding from the Department of Education is limited in amount based upon federally determined rules.

     Historically, over 80% of the financial aid received by DeVry University undergraduate students and 100% of the federal financial aid received by its graduate students has been provided by federal student loans.

     Work Study - Work opportunities, both on or off-campus, under FWS are offered on a part-time basis to undergraduate students who demonstrate financial need. Work Study wages are paid partly from federal funds and partly from qualified employer funds.

State Financial Aid Programs - In addition to the various federal loan and grant programs, state grant and loan assistance may be received by eligible students attending DeVry University undergraduate campuses in Arizona, California, Colorado, Florida, Georgia, Illinois, Missouri, New Jersey, New York, Ohio and Pennsylvania.

"90/10 Rule" - This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as DeVry University. Under this regulation, students attending a for-profit institution that derives more than 90% of its revenues from federal financial assistance programs in any year are not able to participate in these programs for the following year. This regulation is commonly referred to as the "90/10 rule." Prior to 1999, the rule permitted only 85% of revenues to be collected from federal financial assistance programs. When the limit was increased to 90%, the definition of revenues was modified to exclude revenue funded by institutional scholarships. Final data for fiscal 2003 are not yet complete but, in fiscal 2002, the U.S. undergraduate campus system derived approximately 65% of its revenues from these programs. Approximately 41% of revenues from students enrolled in graduate programs was derived from these defined financial aid programs.

In fiscal 2002 and preceding years, each of the DeVry undergraduate campuses (except for those that operated as an additional location of an established campus), and the graduate teaching centers as a group were established as separate institutions under the Higher Education Act ("HEA") provisions and must separately meet the criteria for the "90/10 rule" and loan default rates. Beginning with fiscal 2003, all of the DeVry undergraduate operations were combined into a single reporting rate.

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

Canadian Government Financial Aid Programs - Canadian undergraduate students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to DeVry students who are Canadian citizens or permanent residents of Canada. Students who meet residency requirements within the Province of Ontario and attend an approved postsecondary institution, are eligible to participate in the Ontario Student Loan Program. Students from Quebec are eligible for loans under the Quebec Student Loan Plan. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Canada Study Grants for students whose financial needs and special circumstances cannot otherwise be met, tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans are also available to qualified applicants to help finance their education.

Company-Provided Financial Assistance - The Company's EDUCARD Plan is available to undergraduate students attending U.S. campuses. Similar installment payment options are available for the Canadian campuses. The EDUCARD Plan is an installment loan program designed to assist students unable to completely cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes. Repayment of EDUCARD Plan balances is negotiated in accordance with the financial circumstances of the particular student, but is typically on a monthly basis with all balances required to be paid within 12-24 months following a student's graduation or termination of study. The receivable balance related to DeVry University-provided financial aid at its U.S. undergraduate campuses at June 30, 2003, was approximately $21.2 million, about the same amount as last year. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance.

In September 2000, several undergraduate campuses began offering a supplementary loan program with funding from private lenders. This new program is aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education.

This program, with a limited DeVry University risk sharing for loan defaults, has longer repayment periods, lower monthly payments and generally lower interest rates on borrowings than offered by the EDUCARD Plan, and is intended as an alternative to the current EDUCARD program. This program has been expanded to additional campuses since its introduction.

In addition to the student financial assistance provided by the EDUCARD Plan, numerous scholarships are offered to DeVry University undergraduate students. Scholarship programs have been offered in previous years and are expected to be offered in the future. The DeVry campuses have also provided funds in the form of institutional grants which help those students most in need of financial assistance.

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

Ross University
---------------
Eligible students attending the Ross University School of Medicine and the School of Veterinary Medicine can receive federal financial aid in the form of student loans. Loan limits are $18,500 per academic year with a $138,000 aggregate borrowing limit. In addition to student loans under Title IV regulations, many Ross students borrow additional amounts under private loan programs to pay the portion of their tuition that exceeds federal loan limits and also to help pay for living expenses while they are in school.

Professional and Training
-------------------------
Students attending the Becker CPA, CMA or CFA review courses are not eligible for federal or state financial aid, but many of them receive partial or full tuition reimbursement from their employers.


Student Loan Defaults
---------------------
DeVry University
----------------
DeVry University believes that, historically, federal student loans represented more than 80% of the federal aid received by its U.S. undergraduate students and 100% of the federal aid received by its graduate students. For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority student populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions whose students have high loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. No DeVry campus has ever had a FFELP cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year.

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

According to the U.S. Department of Education, the final default rate for 2001 (the latest year for which data is available) for all colleges and universities eligible for federal financial aid was 5.4% compared to 5.9% in the previous year. DeVry University had a FFELP U.S. student loan cohort default rate for 2001 of approximately 7.5%. This compares to a weighted system average of 8.7% for 2000. The reported rates for 2001 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 2002. DeVry University is not subject to any restriction or termination under any student loan program.

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

For 2001, the DeVry University Perkins loan default rates ranged from 12.3% to 24.0%, and the weighted average Perkins loan cohort default rate was approximately 17.6%. For 2002, (the latest year for which data is available), the DeVry University Perkins loan default rates ranged from 8.62% to 20.30% and the weighted average Perkins loan cohort default rate was approximately 13.76%, the lowest rate since at least 1993. Several institutes received reduced new funding for the Perkins loan program because their default rates exceeded the 20.0% regulatory thresholds. At these campuses, new loans continue to be granted but at lower levels than if the full amount of new federal funding were received. Because of the relatively small amounts of funding available for this program relative to other available financial aid programs, and funds available for new loans from the repayment of outstanding loans, the reduced level of funding has not had a material effect on the availability of total financial aid available to DeVry University undergraduate students. Student counseling and additional collection efforts, including the assistance of outside loan service agencies, have been implemented and have, in part, contributed to the reduction in the weighted average default rate.

In Canada, postsecondary institutions whose students participate in the Ontario Student Loan program are now required to make available to prospective students information about graduation rates and student loan default rates. In addition, postsecondary institutions whose student default rates exceed certain thresholds will be required to provide the Ontario Ministry of Education and Training with a security deposit for loan default losses that exceed the regulatory threshold. For DeVry's Toronto-area campuses, the Ontario Student Loan default rate was below the level at which there is required loan loss sharing.

Ross University
---------------
Default rates under Title IV loans ranged from 0.8 to 1.5% from 1998 to 2000 at the Ross University School of Medicine and from 0.7 to 0.9% at the School of Veterinary Medicine.


Career Services
---------------
DeVry University believes that the employment of its graduates is essential to its ability to attract and retain students. Career services professionals located at the DeVry undergraduate campuses work with students in the areas of career choice activity, resume preparation and job interviewing. The staff also maintains contact with local and national employers to determine job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews at a campus.

The need for skilled employees has placed an increased premium on educated workers in our economy as evidenced by the widening gap in wages of college vs. high-school graduates. In 2000, the mean income of U.S. employees with a bachelor's degree was $43,782, nearly double the mean income for those with only a high school education. It is estimated that 85% of the jobs in the United States currently require education or training beyond high school, up from only 65% as recently as 1991.

DeVry University attempts to gather accurate data on the number of its undergraduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the quality of information that graduates report to DeVry. At the U.S. campuses, there were more than 52,000 graduates over the ten-year period ending October 2002, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the more than 48,000 graduates during this ten-year period who actively pursued employment or were already employed, nearly 93% held positions in their chosen fields within six months of graduation.

Full and part-time U.S. undergraduate degree and diploma program graduates for the three classes which ended in calendar year 2002, were employed in their chosen field within six months of graduation, based on data reported to DeVry, as follows:

      THE U.S. DEVRY UNIVERSITY UNDERGRADUATE EMPLOYMENT STATISTICS(1)

                                                      Percent of
                                                      Graduates
                                                      Who
                               Number of              Actively
                               Graduates              Pursued
                               Who         Number of  and
                               Actively    Graduates  Obtained
                               Pursued     Employed   Employment
                               Employment  in         and Those   Percent
                  Number       or Were     Education  Who were    Of Net
                  of Net       Already     Related    Already     Graduates
                  Graduates(2) Employed(3) Positions  Employed(3) Employed(2)
                  -----------------------------------------------------------
Calendar Year
2002 Graduating
Classes (2/02,
6/02, 10/02)       7,415       5,451       4,483      82.3%       60.5%

     (1) Does not include graduates of the one year post-baccalaureate Information Technology program.

     (2) Net graduates exclude students continuing their education, students from foreign countries who are legally ineligible to work in the United States and students ineligible for employment because of extreme circumstances.

     (3) Does not include students who actively pursued employment for less than 6 months and did not obtain employment.


The Company believes that some graduating students who are currently employed in non-education related jobs have chosen to not actively seek other employment opportunities, thinking that recent reductions in technology field employment have lessened their chances for other employment.

The 2002 graduates achieved average annual starting compensation that varies by program of study, ranging from $30,630 to $49,430. Individual compensation levels vary depending upon the graduate's experience, program of study and geographic area of employment.

In Canada, for the three classes which ended in calendar year 2002, over 67% of graduates who actively pursued employment had obtained employment or were already employed in their chosen field within six months of graduation. This includes those students who received diplomas, who received bachelor's degrees through the DeVry Phoenix degree completion program in Calgary or a bachelors degree awarded under the authority of the Government of Alberta and those students who completed their degree requirements at a U.S. DeVry campus, but does not include graduates of the one year Information Technology program. At the Canadian undergraduate campuses, there were more than 4,500 graduates over the past decade. For the ten-year period ending October 2002, more than 85 percent of those graduates who actively pursued employment or who were already employed when they graduated held positions in their chosen fields within six months of graduation.

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


Seasonality
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at both DeVry and Ross University typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment generally occurs during the summer months. In the Professional and Training Segment, Becker Conviser has experienced higher enrollments for its courses beginning in July, the period leading to the fall CPA exam, than for its classes beginning in January, the period leading to the spring CPA exam. However, with the introduction of the new on-demand exam format, future seasonal patterns may be different.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 12 to the Company's Consolidated Financial Statements, "Quarterly Financial Data."


Administration and Employees
----------------------------
The Company has approximately 4,800 regular full- and part-time employees including employees at Ross University. Over 500 of these employees are located at the corporate headquarters in Oakbrook Terrace, Illinois. In addition, the Company employs more than 1,300 students during peak periods as faculty assistants and in other part-time positions. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is satisfactory.

DeVry University
----------------
Each DeVry undergraduate campus is managed by a president and has a staff of academic deans, faculty and academic support staff, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to a central organization responsible for new student recruiting. Each DeVry University Center is managed by a center director and has admissions representatives and appropriate academic and administrative support staff.

The faculty and staff at each DeVry University location are supported by a broad range of services provided by staff at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Among the centrally provided support services are curriculum development, academic management, licensing and accreditation, marketing and sales management, computer services, financial aid processing and regulatory oversight, finance and accounting.

Ross University
---------------
Both the Ross University School of Medicine and School of Veterinary Medicine are managed by a dean with appropriate department chairs to oversee the educational operations. In addition, each campus has student services staff to assist students with financial aid, housing and other student related matters. The campuses are supported by a central administrative staff located in Edison, New Jersey.

Professional and Training
-------------------------
Becker Conviser is managed by a central administrative staff headquartered in Oakbrook Terrace which supports instructors and coordinates local operations.


Faculty
-------
DeVry University
----------------
Each DeVry undergraduate campus president hires academic deans and faculty members in accordance with criteria established by the Company, accrediting standards and applicable state law. Most faculty members teaching in technical areas have related industry experience. Sabbatical and other leave programs have been initiated to allow faculty to engage in developmental projects or consulting opportunities to maintain and enhance their currency and teaching skills. Faculty members are periodically evaluated based on student comments and observations by an academic dean. There are approximately 1,200 full and part-time faculty member employees among all of the DeVry undergraduate teaching locations. More than 85% of DeVry full-time undergraduate faculty member employees hold advanced academic degrees. In addition, DeVry engages adjunct and visiting faculty, as needed, mostly in the evening programs, at DeVry University Centers and at DeVry Online who teach on a part-time basis while maintaining their employment in their technical field or specialty.

Graduate program faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, graduate school courses have been taught selectively utilizing full-time faculty to respond to student demand in areas of rapidly growing enrollment and to meet licensing approval requirements in certain states. Less than 10% of graduate instructors, excluding staff members who regularly teach, are full-time employees. Over 800 active faculty taught graduate courses as needed throughout the past year at DeVry University Centers and online.

Ross University
---------------
The medical school employs almost 60 permanent faculty member, of which about 85% are full-time, who teach the basic science program. All full-time faculty members have a Ph.D. or an M.D. degree. Visiting faculty are engaged to lecture on very specialized or emerging subject matter to supplement curriculum presented by permanent faculty.

The veterinary school employs approximately 35 permanent pre-clinical, full-time faculty. Faculty members have either a Ph.D. or D.V.M. degree.

Faculty members are not tenured but each faculty member generally has an employment agreement of one to three years in length.

Professional and Training
-------------------------
Becker's faculty, numbering more than 500 each term, are primarily practicing professionals who teach part-time on a course-by-course basis.

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

In Phoenix, Arizona; Pomona, California; Kansas City, Missouri; and North Brunswick, New Jersey; the Company leases additional space in adjacent office buildings in order to house selected administrative functions, permitting space within the campus building to be used for additional classrooms and laboratories. These expansions are necessary to accommodate student enrollments.

In fiscal 1999, the Company purchased approximately 16.9 acres of land in Tinley Park (Chicago), Illinois, for construction of a 65,000 square foot DeVry Institute. Construction was completed and classes were offered for the first time in the summer 2000 term.

Renovation and expansion of the Columbus DeVry Institute was begun in 1999. This project, now complete, increased the campus size to approximately 114,000 square feet and replaced the modular space previously in use.

The owner of the Addison (suburban Chicago) Institute acquired an adjacent parcel of land and constructed approximately 20,000 square feet of additional classroom and administrative space to accommodate increased enrollments. This additional space was completed and occupied for the summer 2000 term. In September 2001, the Company completed acquisition of the entire property from its landlord.

In Orlando, Florida, construction was completed on a leased campus of approximately 72,000 square feet and classes were offered for the first time in the fall of 2000.

In Federal Way (Seattle), Washington, the Company acquired approximately 11 acres of land and completed construction of an approximately 100,000 square foot campus with classes offered for the first time in the summer of 2001.

In July 2001, the Company completed the purchase of an approximately 17 acre site in the Houston, Texas, area for the construction of a new DeVry campus. Construction of an approximately 100,000 square foot facility has been completed and classes were offered for the first time in September 2003.

In July 2001, the Company completed the purchase of its Pomona, California, Institute which had been occupied under a lease.

Renovation was completed on an approximately 87,000 square foot leased site in Arlington, Virginia, (Washington D.C. area) for a new DeVry campus with classes offered for the first time in the fall of 2001.

In October 2001, the Company announced that it had signed a lease for the renovation of an existing building for a 103,000 square-foot campus in Fort Washington (Philadelphia), Pennsylvania, the Company's first campus in that state. Classes were offered for the first time in July 2002 in nearby temporary facilities pending completion of the renovation. Classes are now being taught in the permanent campus facility.

In November 2002, construction was completed on a leased campus of approximately 102,000 square foot in Miramar, Florida, and classes were offered for the first time in the fall of 2002.

In March 2002, the Company announced that it signed a lease for the construction of a 72,000 square-foot campus in Westminster (Denver), Colorado. Classes were offered in this facility for the first time in March 2003. This facility replaces as the primary operating location the smaller facility acquired by the Company when it purchased Denver Technical College.

In the Toronto-area, the Company continued its consolidation of operations at the Scarborough campus into the Mississauga, Ontario, campus. Beginning in July 2003, classes are being taught only at the Mississauga campus.

The table below sets forth certain information regarding the major campus properties at which DeVry University programs were conducted at June 30, 2003:

                          UNDERGRADUATE CAMPUSES
                          ----------------------

                                         June 2003
                                           Area
                                       (Approximate
                                        Square Feet)   Ownership
                                       -------------   ---------
Phoenix, Arizona                          120,200         Owned
Orlando, Florida                           72,000         Leased
Miramar, Florida                          102,000         Leased
Alpharetta (Atlanta), Georgia              65,000         Leased
Decatur (Atlanta), Georgia                107,500         Owned
Chicago, Illinois                         160,000         Owned
Addison (Chicago), Illinois               110,000         Owned(1)
Tinley Park, Illinois                      65,000         Owned
Kansas City, Missouri                      74,500         Owned
Columbus, Ohio                            114,000         Owned
Fort Washington, Pennsylvania             103,000         Leased
North Irving (Dallas), Texas               95,250         Leased
Long Island City, New York                155,000         Leased
Pomona (Los Angeles), California          100,500         Owned(2)
Long Beach (Los Angeles), California       98,200         Leased
West Hills, (Los Angeles), California     105,000         Owned
Fremont (San Francisco), California        99,000         Owned
North Brunswick, New Jersey                99,000         Owned
Denver, Colorado(3)                       100,000         Owned
Arlington (Washington, D.C.) Virginia      87,000         Leased
Federal Way (Seattle), Washington         100,000         Owned
Calgary, Alberta, Canada                   70,000         Leased
Mississauga, Ontario, Canada,              61,000         Leased

-----------------------------------

     (1) Acquired in September 2001.
     (2) Acquired in July 2001.
     (3) Includes 28,000 square foot leased facility in Colorado Springs, Colorado.


In addition to the undergraduate programs that are taught at these campuses, certain campuses also host Keller graduate programs and Becker Conviser CPA Review programs.

There are also 41 DeVry University Centers throughout the United States.
At 30 of these centers, both graduate and undergraduate programs are being offered. The remainder currently offer only graduate programs. Additional new DeVry University Centers are planned to be opened in fiscal 2004.

DeVry University Centers are housed in modern buildings whose locations are chosen primarily for their convenience to students. These teaching centers, which mostly range in size from approximately 5,000 to more than 25,000 square feet, include teaching facilities, admissions and administrative offices. Each of these teaching facilities has an information center designed to enhance students' success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; sample business plans; popular business periodicals; videos of selected courses; a career services video and texts; and access to more than three hundred electronic data-bases.

Ross University
---------------
The medical school's basic science instructional facilities are located on a leased fourteen-acre campus on the island of Dominica. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose lab, library and learning resource center, offices, bookstore, cafeteria and recreational space. Classrooms and laboratories are quipped with modern audio-visual equipment.

The veterinary school's pre-clinic instructional facilities are located on a Company owned 45 acre site that includes 25 acres for animal grazing. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The new library and learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, aviary, livestock barns and paddock.

Ross University central administration is located in leased office space in Edison, New Jersey.

Professional and Training
-------------------------
Becker is headquartered at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be expanded or relocated as enrollments require.
Becker classes are also currently offered on several DeVry campuses and at Keller teaching centers where the location and facility availability are appropriate.

Corporate
---------
The Company's administrative offices are located in approximately 154,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois. In addition, the Company leases more than 50,000 square feet of storage, other miscellaneous use and additional office space in an adjacent building. Additional office and miscellaneous use space were added during the past year to accommodate the Company's expanding operations and further space may need to be leased in the future.

The Company's leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases contain provisions giving the Company the right to renew its lease for additional periods at various rental rates.


Item 3 - LEGAL PROCEEDINGS
--------------------------
The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. The Company has accrued amounts it believes are appropriate to vigorously pursue its defense in these matters. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

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

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed.

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and refiled, this time including a current student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2003. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.

                    EXECUTIVE OFFICERS OF THE REGISTRANT


The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Dennis J. Keller                62      Mr. Keller co-founded Keller
                                        Graduate School in 1973.  From the
   Chairman of the Board and Co-Chief   inception of the Company, Mr.
   Executive Officer                    Keller has been Chairman of the
                                        Board and Chief Executive Officer.
                                        Mr. Keller is a graduate of
                                        Princeton University and holds a
                                        Masters degree in Business
                                        Administration from the University
                                        of Chicago Graduate School of
                                        Business.


Ronald L. Taylor                59      Mr. Taylor co-founded Keller
                                        Graduate School in 1973 and has
   Director and Co-Chief Executive      been a director since its
   Officer                              inception.  Mr. Taylor was Dean of
                                        Keller Graduate School from its
                                        inception until 1981, when he
                                        became President and Chief
                                        Operating Officer of KGSM.  Mr.
                                        Taylor became Co-Chief Executive
                                        Officer in 2002.  Mr. Taylor is a
                                        graduate of Harvard University and
                                        holds a Master of Business
                                        Administration degree from Stanford
                                        University.


Timothy E. Foster               51      Mr. Foster joined the Company in
                                        May 2003 with the acquisition of
   Executive Vice President             DMI.  He is responsible for the
                                        operations of Ross University.  Mr.
                                        Foster served as Ross University's
                                        chairman since July 2002 and as its
                                        Chief Executive Officer since
                                        January 2001.  Before joining Ross,
                                        Mr. Foster was Chief Executive
                                        Officer of NovaCare, Inc., a
                                        leading outpatient, rehabilitation
                                        and professional employee services
                                        company.

The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Daniel M. Hamburger              39     Mr. Hamburger joined the Company in
                                        November 2002 as an Executive Vice
   Executive Vice President             President with responsibility for
                                        the Company's online programs and
                                        Becker Conviser Professional Review
                                        Division.

                                        Prior to joining the Company, Mr.
                                        Hamburger was chairman and chief
                                        executive officer of Indeliq, a
                                        developer of simulation-based
                                        training software, which merged
                                        with Accenture Learning in 2002.
                                        From 1998 to 2000, he was president
                                        of W.W. Grainger's Internet
                                        Commerce Division.


O. John Skubiak                 57      Mr. Skubiak joined Keller Graduate
                                        School more than 25 years ago as an
   Executive Vice President             admissions representative.  In his
                                        current position as Executive Vice
                                        President of the Company, Mr.
                                        Skubiak has responsibility for all
                                        DeVry University operations other
                                        than its online operations.


Marilynn J. Cason               60      Ms. Cason joined the Company in
                                        1989 with responsibility for the
   Senior Vice President, General       Company's legal affairs and human
   Counsel and Corporate Secretary      resources.  In 1996 she was
                                        promoted to her current position as
                                        a Senior Vice President.


Norman M. Levine                60      Mr. Levine has been with the
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

The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Michael J. Alexander            56      Mr. Alexander joined the Company in
                                        1984 and held a number of positions
   Vice President                       in Keller Graduate School including
                                        center director and regional
                                        director of operations.

                                        In his current position, Mr.
                                        Alexander is responsible for the
                                        overall management of the academic
                                        and administrative operations of
                                        DeVry Online.


Thomas A. Babel                 48      Mr. Babel joined the Company in
                                        1984 and held a number of positions
   Vice President                       including director of student
                                        accounts and dean of student
                                        finance.

                                        In his current position, Mr. Babel
                                        is responsible for the delivery of
                                        federal and state financial aid and
                                        the Company's compliance with U.S.
                                        and Canadian federal, state and
                                        provincial student financial
                                        assistance regulations.


Jack L. Calabro                 61      Mr. Calabro joined DeVry in 1999 as
                                        Vice President of Human Resources.
   Vice President, Human Resources      Prior to joining DeVry, Mr. Calabro
                                        was vice chancellor of human
                                        resources at City Colleges of
                                        Chicago and vice president of human
                                        resources at Helene Curtis
                                        Industries.


James R. Dill                   55      Mr. Dill joined the Company in
                                        1972, originally working at the
   Vice President, Regional             DeVry Columbus campus.  Most
   Operations                           recently Mr. Dill has been the
                                        president of the DeVry DuPage
                                        campus.  In his current position,
                                        Mr. Dill is responsible for several
                                        DeVry University operating
                                        locations.

The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Rose Marie Dishman              59      Dr. Dishman joined the Company in
                                        1992, serving originally as Dean of
   Vice President, Regional             Academic Affairs for the DeVry
   Operations                           Pomona campus before becoming
                                        president of the three Southern
                                        California campuses.  In her
                                        current responsibilities, Dr.
                                        Dishman is responsible for several
                                        DeVry University operating
                                        locations.


James A. Dugan                  57      Mr. Dugan joined the Company in
                                        1980 serving in a number of
   Vice President, Regional             operating positions at the DeVry
   Operations                           Phoenix campus, most recently as
                                        its president.  In his current
                                        position, Mr. Dugan is responsible
                                        for several DeVry University
                                        operating locations.


George W. Fisher                51      Mr. Fisher joined the Company as
                                        Vice President, Canadian Operations
   Vice President                       in 1985.  His responsibilities
                                        currently include operations of
                                        DeVry campuses in Canada and DeVry
                                        University expansion planning.


Galen Graham                    54      Dr. Graham joined the Company in
                                        1982 serving in a number of
   Vice President, Regional             operating positions at the DeVry
   Operations                           Columbus campus, most recently as
                                        its president.  In his current
                                        position, Dr. Graham is responsible
                                        for several DeVry University
                                        operating locations.


Cecil Horst                     60      Mr. Horst joined the Company in
                                        1989 and held a number of positions
   Vice President                       including center director and
                                        regional director of Keller
                                        Graduate School.

                                        In his current position, Mr. Horst
                                        is dean of the Keller Graduate
                                        School and director of Keller
                                        center operations.

The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Timothy Joyce                   42      Mr. Joyce joined the Company in
                                        August 2000 as Controller.  Prior
   Controller                           to joining the Company, Mr. Joyce
                                        was Vice President and Controller
                                        of THK America, a manufacturer and
                                        distributor of electronic devices,
                                        in Schaumburg, Illinois.


James W. Kho                    58      Dr. Kho joined the Company in 2000,
                                        serving originally as president of
   Vice President, Regional             the DeVry Fremont campus.  In his
   Operations                           current position, Dr. Kho is
                                        responsible for several DeVry
                                        University operating locations.


Bruno LaCaria                   61      Mr. LaCaria joined the Company in
                                        August 1998 as Vice President and
   Vice President, Chief Information    chief information officer.  Prior
   Officer                              to joining the Company, Mr. LaCaria
                                        was the Director of Information
                                        Systems at the University of
                                        Pittsburgh.


Donna M. Lorraine               50      Dr. Lorraine joined the Company in
                                        1994 as an assistant professor.
   Vice President, Regional             Dr. Lorraine has been president of
   Operations                           the DeVry University campuses in
                                        Dallas and Atlanta.  In her current
                                        position, Dr. Lorraine is
                                        responsible for several DeVry
                                        University operating locations.


Patrick L. Mayers               63      Dr. Mayers joined Keller Graduate
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

The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Gerald Murphy                   56      Mr. Murphy joined the Company in
                                        1995 as a Vice President with
   Vice President, DeVry Operations     responsibility for the operation of
                                        several of the DeVry campuses in
                                        the U.S. and Canada, following
                                        which he was responsible for new
                                        DeVry campus location and program
                                        development. Mr. Murphy is
                                        currently responsible for the
                                        oversight of all the U.S. DeVry
                                        operating locations.


Sharon Thomas-Parrott           52      Ms. Thomas-Parrott joined the
                                        Company in 1982 after several years
   Vice President, Government           as an officer in the U.S.
   Relations                            Department of Education's Office of
                                        Student Financial Assistance. She
                                        served the Company in several
                                        student finance positions before
                                        being elected to her position which
                                        currently includes responsibility
                                        for corporate communications,
                                        government and public relations.


Timothy H. Ricordati            47      In 2002, Dr. Ricordati was promoted
                                        to head all enrollment management
   Vice President, Enrollment           activities at DeVry University.
   Management                           Previously, Dr. Ricordati was Dean
                                        of the Keller Graduate School and
                                        also responsible for the Company's
                                        University Center and Online
                                        Education operations.


Kenneth Rutkowski               56      Mr. Rutkowski joined the Company in
                                        1985 as Director of Operations and
   Vice President, Operations           Administrative Services and was
   Services and Administration          promoted to his current position in
                                        1991.  His current responsibilities
                                        include managing the Company's real
                                        estate, business insurance and
                                        various administrative functions.

The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Edward J. Steffes               53      Mr. Steffes joined the Company in
                                        1984 as director of marketing and
   Vice President, Marketing            was promoted to his current
                                        position in 1986.  Mr. Steffes is
                                        responsible for most of the
                                        Company's advertising and sales
                                        promotion.


Thomas J. Vucinic               56      Mr. Vucinic has been the general
                                        manager of the Becker Conviser
   Vice President                       Professional Review since 1997.
                                        Prior to that, Mr. Vucinic was the
                                        Company's Director of Financial
                                        Planning and Analysis.


Gerald J. Wawrzynek             48      Mr. Wawrzynek has been with the
                                        Company since 1987.  He is
   Vice President                       responsible for the Company's
                                        treasury operations and tax
                                        planning and compliance.


Fred M. Weber                   55      Dr. Weber joined the Company in
                                        2001.  Mr. Weber is responsible for
   Vice President, Regional             the operation of several DeVry
   Operations                           University operating locations.
                                        Prior to joining the Company, Dr.
                                        Weber was at Follett Higher
                                        Education Group, last serving as
                                        Senior Vice President of Strategic
                                        Planning and Communications.

                                 PART II
                                 -------
ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
----------------------------------------------------------
(a) Market Information
    ------------------
The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years.


                         FISCAL 2003               FISCAL 2002
                      ------------------       -------------------
                       HIGH         LOW         HIGH          LOW
                      ------------------       -------------------
 First Quarter        $23.45      $17.37       $40.25       $29.81

 Second Quarter        19.25       12.10        36.39        22.75

 Third Quarter         20.05       15.90        34.76        26.62

 Fourth Quarter        26.38       18.50        32.15        22.65


(b) Approximate Number of Security Holders
    --------------------------------------
There were 748 holders of record of the Company's common stock as of September 2, 2003. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock including more than 1,500 employees who participate in the employee stock purchase plan or who own stock as an investment election in the Company's profit sharing plan.


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


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
Selected financial data for the Company for the last five years are included in the exhibit, "Five-Year Summary - Operating, Financial and Other Data", on page 134 of this report.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------
The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto appearing elsewhere in this report. In May 2003, the Company completed the acquisition of Dominica Management, Inc., which owns and operates the Ross University School of Medicine and Ross University School of Veterinary Medicine. The amounts recorded at June 30, 2003 relating to the acquisition are subject to further adjustment based upon the final valuation of assets. The Company expects to complete this valuation and make any necessary adjustments in the first quarter of fiscal 2004. In addition, the amount recorded for the final purchase price is subject to adjustment based upon actual working capital at the closing date. The Company expects to make any necessary purchase price adjustments in the second quarter of fiscal 2004. Deferred income taxes may also be affected by the final purchase price allocation.


FISCAL YEAR ENDED JUNE 30, 2003 VS. FISCAL YEAR ENDED JUNE 30, 2002
-------------------------------------------------------------------
Total consolidated revenues for fiscal 2003 set a new record, increasing by $31.4 million, or 4.9%, from last year. In May 2003, the Company completed the acquisition of Dominica Management, Inc. ("DMI") for $329.3 million.

DMI owns and operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine, operating in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Ross University is one of the world's largest providers of medical and veterinary medical education with over 2,800 students. Ross University operations contributed $9.4 million in revenues for the period from date of acquisition to the end of the fiscal year.

Tuition revenues, which are the largest component of total revenues, increased by $27.9 million, or 4.7%, from last year. Tuition revenue is reported net of tuition refunds, as required by the Securities and Exchange Commission's Staff Accounting Bulletin 101 entitled "Revenue Recognition in Financial Statements" and associated guidance. Compared to previous years, the lesser rate of increase in tuition revenue during fiscal 2003 was caused by reduced enrollments in the Company's undergraduate technology programs.

Other Educational Revenues increased by 7.7% from last year. Other Educational Revenues is composed primarily of the sale of books and supplies, including the Becker Conviser CPA Review course on CD-ROM and other CPA and CFA review study materials, application and other non-refundable fees and interest or payment deferral charges on students' outstanding accounts receivable balances. The increased revenue results primarily from a higher enrollment fee charged to new students and increased sales of books and supplies for the CPA and CFA exam reviews as increased numbers of students enrolled in the Company's exam preparation courses.

Interest income on the Company's short-term investments of cash balances decreased by $0.1 million from last year to $0.4 million. The decrease is due to lower interest rates available on investments and the application of some cash balances to offset bank service fees. In addition, a portion of the Company's cash balances in May and June were utilized to complete the acquisition of DMI.

The Company's principal business is providing postsecondary education. Prior to the acquisition of DMI, the Company had presented its financial results in two reportable segments, DeVry University (undergraduate and graduate programs in business and technology) and Professional and Training (Becker Conviser CPA, CMA, CFA exam reviews and corporate training). With the May 2003 acquisition of DMI, the Company for fiscal 2003 presents the financial results of these medical program operations in a third reportable segment.

DeVry University segment revenues increased by $16.3 million, or 2.7%, from last year. Contributing to the increased revenue was an almost 21% increase in coursetakers in graduate management programs for the five terms of 2003 compared to the previous year. However, partly offsetting this increase, total undergraduate enrollment for the three terms of 2003 decreased approximately 5.4% from the previous year. Although undergraduate enrollments in business programs continue to increase, the Company believes that declines in enrollment in its technology programs have been caused by reductions in technology field employment that has lessened applicant interest in these fields. New undergraduate campus openings in Philadelphia, PA; Miramar, FL; and Denver, CO, plus an expanded number of DeVry University Centers and increased online student enrollments helped reduce the effect of lower enrollment in the Company's technology programs. Tuition rate increases of approximately 6% also helped offset the effect of lower enrollments.

At the start of the summer term, which is the beginning of fiscal 2004, graduate coursetakers increased from last year by 15.5% to 9,483. However, total undergraduate enrollments of 41,075 remained below last year's level of 43,342, down 5.2%. This compares to a decline of 6.0% in total undergraduate enrollments for the spring 2003 term, which was the last term of fiscal 2003, compared to the spring 2002 term.

DeVry University entered into an agreement with Follett Higher Education Group ("Follett") several years ago to manage some of the undergraduate on-campus bookstores and provide Internet order capability to students at these campuses. The wider range of ancillary merchandise and experienced retail store management available from Follett are believed to provide an improved level of student service. DeVry University receives a commission from Follett based upon the level of bookstore sales at these campuses. At fiscal year-end, Follett was managing 14 campus bookstores, including two of the new campuses opened during the year. Sales at campus bookstores under Follett management, net of commissions paid to DeVry University, were approximately $17.0 million in fiscal 2003 compared to $17.1 million in the previous year. Responsibility for managing additional campus bookstores may be transferred to Follett in the future, based upon the needs of each campus. In addition, sales of books to students enrolled in DeVry University online courses and some DeVry University Centers are managed by a different company. DeVry University also receives a commission based upon the level of these bookstore sales.

In the Professional and Training segment, revenues increased by $5.8 million, or 15.3%, from last year following a 16.4% increase in revenues in the previous year. Increased numbers of students taking the Becker Conviser CPA Review and Stalla CFA Review courses in the classroom, on CD-ROM or online, and an increased course price of approximately five percent all contributed to the increased revenue.

In fiscal 2003, Cost of Educational Services increased by $18.1 million, or 5.2%, from last year. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of the expense category. More than half of the increase in this expense category was the result of higher wages and benefits to faculty and staff in all of the Company's operations. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible accounts. Ross University expenses of a similar nature are included in this expense category for the six-week period subsequent to its acquisition. In the fourth quarter of 2003, charges of approximately $2.5 million related to workforce reductions in the Company's eastern Canada and U.S. operations were included in this expense category as the Company adjusted the size of its employee base to better match enrollments and revenues.

Additions to long-lived assets in DeVry University were $42.7 million as the Company continued its investment in new and expanded facilities and equipment for students and staff. As a result of these and previous additions to facilities and equipment, depreciation expense in DeVry University, most of which is included in Cost of Educational Services, increased by $4.9 million, or 15.7%, after increasing $4.4 million, or 16.3%, in the previous year. Contributing to the increased depreciation expense in fiscal 2003 was the recognition during the second quarter of an approximately $0.8 million impairment loss on long-lived leashold improvements in the Company's Canadian operations. The recognition of this impairment loss followed an assessment of the expected future results and cash flows of the Canadian operations where enrollment declines have adversely affected financial results.

Student Services and Administrative Expense increased by $37.1 million, or 19.6%, from last year. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending primarily reflects higher advertising and selling costs associated with efforts to generate more new student enrollments in the Company's educational programs for the terms that began in fiscal 2003 and for the summer term of fiscal 2004. Ross University expenses of a similar nature are also included in this expense category for the six-week period subsequent to its acquisition. In addition, $1.8 million of amortization expense of finite-lived intangible assets related to the Ross acquisition is included in this expense category.

In fiscal 2002, the Company adopted Statement of Financial Accounting Standards No. 142, entitled "Goodwill and Other Intangible Assets." Goodwill and indefinite-lived intangible assets arising from a business combination are no longer amortized and charged to expense over time. Instead, as required by SFAS 142, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. As of June 30, 2003, the Company, with the assistance of an independent professional valuation specialist, determined that there was no impairment loss in the reporting units represented by the Company's three operating segments.

As previously explained, the Company believes that reductions in technology field employment have lessened applicant interest in these fields, requiring the Company to increase the level of its recruitment activity to maintain enrollments. Generally, expenditures for new student recruitment, which are charged to expense as incurred, precede the time periods in which revenue is generated by these new student enrollments. The Company believes that increased expenditures for new student recruitment were largely responsible for the increase in new undergraduate student enrollments, up 2.5% from last year, in the summer term of fiscal 2004.

Included in Student Services and Administrative Expense was an approximately $2.5 million charge to reflect the accrual for current year costs relating to employment agreements completed in the second quarter with the Company's co-Chief Executive Officers. This accrual is based on recording the present value of the Company's obligation to the co-Chief Executive Officers over their period of future active service.
Also, in response to the growing size and complexity of its educational programs, including the expanded number of DeVry University Centers and online student enrollments, the Company continued its design and development of a new student information system to better support the educational process and supporting activities. Information system development costs related to this project have increased from last year as the project nears implementation in fiscal 2004. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. Indirect expenses, such as training and employee communication, are charged directly to expense as incurred. At the end of fiscal 2003, costs capitalized to-date were $14.7 million, of which $6.0 million was capitalized during the current fiscal year. This compares to $6.2 million capitalized during the previous year. In addition to the amounts capitalized, $5.5 million of related but indirect activity costs were charged directly to expense, up from $2.6 million charged directly to expense in the previous year. Some elements of the overall system have already been placed into service. Amortization began in the fourth quarter of fiscal year 2002 over the expected useful lives of each program element, but not exceeding five years. Approximately $0.5 million of amortization expense was recognized during the year.

One of the Company's Directors is also an investor and director of a consulting firm engaged by the Company to assist with systems development projects, including the new student information system. Fees paid to this consulting firm have been negotiated to a level believed to be comparable to those charged to similar customers. Fees paid to this consulting firm during the current fiscal year were approximately $4.1 million, compared to approximately $3.5 million paid in fiscal 2002. The Company estimates that fees to be paid to this consulting firm in fiscal 2004 will be reduced somewhat from the level incurred in 2003 as these system projects are being placed into service.

In the DeVry University segment, both operating income and operating margin as a percent of revenue declined from last year. Operating margins declined from 16.8% last year to 11.8% in the current year as operating income decreased by $28.7 million from last year, due largely to the lower number of undergraduate enrollments and the higher level of spending on student recruitment to reverse the new and total student enrollment declines that occurred during the current year.

The operations of Ross University were acquired by the Company in May 2003 and their results of operations have been included in the Company's results for the final six weeks of this year. Ross University operations for this period, net of amortization of intangible assets, interest expense on Company borrowings for the acquisition and taxes on income as appropriate, were accretive to the overall Company financial results.

In the Professional and Training segment, operating income increased by $3.3 million, or 31.4%, from last year. Operating margins increased from 27.9% to 31.8% as operating efficiencies were realized from increased numbers of students enrolled for the exam review courses and from higher tuition pricing.

Interest expense increased by $0.5 million as borrowings for the Ross acquisition mid-fourth quarter of the fiscal year generated additional expense.

Taxes on income, before the non-recurring benefit related to the Company's Canadian operations and described more fully below, were accrued at a rate of 38.7% compared to 39.4% last year. Contributing to this year's lower tax rate were certain business incentive tax credits. Also in February of 2003 the Company restructured and continued its Canadian subsidiary into the United States tax jurisdiction and domesticated it as a Limited Liability Company generating current U.S. tax benefits for the losses of the LLC beginning in March.

The Ross University School of Medicine, operating in the Commonwealth of Dominica, and the Ross University School of Veterinary Medicine, operating in the Federation of St. Christopher Nevis, St. Kitts, both have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly, no current provision for foreign income taxes was provided. The Company has also not recorded a tax provision for the undistributed earnings of the schools since the date of acquisition because it is the Company's intention to indefinitely reinvest these earnings to service debt, improve and expand the facilities and operations of the schools and pursue future investment opportunities outside of the United States.

The Company's future composite tax rate will reflect the combination of both an estimated tax liability at an approximately 37% - 39% rate historically experienced on Company operations other than Ross University and no tax liability on the Ross University operations in their home Caribbean countries. All of the amortization of intangible assets associated with the Ross acquisition and the interest expense on the portion of the borrowings held by an offshore subsidiary, are attributable to the Ross earnings that are exempt from income taxes and thus do not generate a tax benefit in any taxing jurisdiction.

During the second quarter, the Company recorded approximately $8.1 million of net non-recurring tax benefits related to its Canadian operations. The Company assessed the expected future results of its DeVry University Canadian operations including future cash flows and taxable income. This assessment included an analysis of the previously recorded Canadian deferred tax assets. These deferred tax assets consisted primarily of net operating loss carryforwards and a tax basis higher than book basis for property and equipment. Based upon this assessment, it was determined that a valuation allowance of 100 percent was required for these deferred tax assets. This resulted in an additional income tax expense provision of approximately $6.5 million.

Also during the second quarter, the Company determined, based upon this same assessment, that it would deduct the full amount of the tax basis of its investment in its Canadian subsidiary. This reflects the negative value ascribed to the investment as determined by the independent valuations of the business that were undertaken as a part of the assessment. The U.S. income tax deduction results in a tax benefit totaling approximately $14.6 million. The net effect of these two actions associated with the Canadian investment and operations is a net tax benefit of approximately $8.1 million, categorized as "Non-Recurring Tax Benefits" in the Statement of Income.

Net income for the year of $61.1 million decreased by $5.9 million from the previous year. Earnings per share declined from $0.95 per share (diluted) last year to $0.87 per share (diluted) this year primarily as a result of the previously discussed lower undergraduate enrollments and increased spending on new student recruitment offset, in part, by the previously discussed net Canadian tax benefit equal to approximately $0.12 per share.

In August 2003, the Company announced that its subsidiary, DeVry Canada
LLC, had signed a letter of intent with RCC College of Technology ("RCC") that will enable DeVry to phase out its operations at its Toronto campus commencing with the term that begins in November 2003. Subject to the Company entering into a definitive agreement and approval by the Ontario Provincial Ministry, DeVry University's Toronto campus will no longer admit new students and will contract with RCC to manage the completion of programs of study for the current student body in Toronto. The letter of intent also makes provisions for the acquisition of certain DeVry assets and the use of certain portions of DeVry curriculum under the RCC brand name. This agreement is expected to permit the Company to reduce its operating losses at the Toronto campus during the period of the agreement with RCC, ending with the elimination of the Company's obligations and costs associated with the Toronto operation by fiscal 2006. The Company believes that losses incurred during each of the two years of the phase out should not exceed $3 million pre-tax, which is less than the loss experienced from operations in fiscal 2003. The actual amount and timing of these losses are dependent upon the terms of a final agreement between the Company and RCC.


FISCAL YEAR ENDED JUNE 30, 2002 VS. FISCAL YEAR ENDED JUNE 30, 2001
-------------------------------------------------------------------
Fiscal 2002 again set new records for financial performance. Total consolidated revenues increased by $80.0 million, or 14.1%, compared to 2001. Tuition revenues, which are the largest component of total revenues, increased by $76.4 million, or 14.6%, from the previous fiscal year. Tuition revenue is reported net of tuition refunds, consistent with the Securities and Exchange Commission's Staff Accounting Bulletin 101 entitled "Revenue Recognition in Financial Statements" and associated guidance.

Other Educational Revenues is composed primarily of the sale of books and supplies, including the Becker Conviser CPA Review course on CD-ROM and other CPA and CFA review study materials, and interest or payment deferral charges on students' outstanding receivable balances. Other Educational

Revenues increased by 9.7% as the number of students enrolled in the Company's educational programs that purchase such materials increased from the previous year. The rate of increase in Other Educational Revenues was less than the rate of increase in tuition revenues, in part, because of the continued outsourcing of DeVry University bookstore management, which is discussed more fully below.

Interest income on the Company's short-term investments of cash balances decreased by $0.6 million, or 52.7%, from 2001 because of somewhat lower cash balances that were available for investment during the first half of the year as the Company repaid borrowings under the revolving line for the purchase of two DeVry University campuses, lower interest rates available on investments and the application of cash balances to offset fees for bank services instead of short-term investment.

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

Although total DeVry University enrollments have continued to increase, undergraduate program offerings are heavily concentrated in the areas of computer and electronics technology. Interest in these programs as careers has been adversely affected by the news of employee layoffs and financial difficulty encountered by many firms in the technology sector of the economy. As a result, new undergraduate student enrollments have declined from year-ago levels by 6.2%, 7.6% and 14.2% in the last three semesters, fall, spring and summer (fiscal 2003), respectively. New undergraduate campus openings in Federal Way (Seattle), Washington, and Crystal City (Washington D.C.), Virginia, and several new graduate school center openings during fiscal 2002 helped to reduce the effect of declining new students enrollments at previously opened campuses and contributed to the increased total student enrollment. Tuition rate increases of approximately 6% also contributed to the increased revenues for the year. At the start of the summer term, which is the first term in fiscal 2003, total DeVry University enrollment was 51,551, compared to 51,887 in the previous summer.

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

In fiscal 2002, Cost of Educational Services increased by $43.5 million, or 14.3%. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible student accounts. Additions to long-lived assets in DeVry University were $85.3 million, an increase of $11.1 million from 2001, as the Company continued its investment in new and expanded facilities and equipment for students and staff. Included in the additions for fiscal 2002 was the purchase for approximately $37.8 million, at the start of the year, of two undergraduate
campuses formerly occupied under lease.   As a result of the additions to
facilities and equipment, including the two new campuses and several graduate centers opened during the year, depreciation expense in DeVry University, most of which is included in Cost of Educational Services, increased by $4.4 million, or 16.3%.

Student Services and Administrative Expense increased by $21.4 million, or 12.8%, from the previous year. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending reflects marketing costs associated with generating higher student enrollments in the Company's educational programs for the terms that began in fiscal 2002 and for the summer term of fiscal 2003, which began in July. Generally, expenditures for new student recruitment precede the time periods in which there is revenue generated by these new student enrollments. During the year, to counter declining response rates to advertising for the undergraduate technology programs, advertising expenses were increased beyond those originally planned and beyond the historical rate of increase in this expense category. Offsetting some of the advertising expense increase were savings in selling expense as sales representatives in some remote area sales territories were eliminated to better match the costs with revenues generated in these territories.

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

One of the Company's Directors is also an investor and director of a consulting firm engaged by the Company to assist with systems development projects, including the new student information system. Fees paid to this consulting firm during fiscal year 2002 totaled $3.5 million. Fees paid to this consulting firm have been negotiated to a level believed to be comparable to those charged to similar customers. The Company estimates that fees paid to this consulting firm in the coming year will be reduced somewhat from the level incurred in fiscal 2002 as these systems projects near completion.

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

In the Professional and Training segment, operating margin increased from 21.5% in 2001 to 27.9% in the current year. Operating efficiencies from increased enrollments and higher tuition pricing all contributed to the higher operating margin.

The Company's earnings from operations in fiscal 2002 - before interest expense and taxes - were a record $111.4 million, increasing by 15.7% from fiscal 2001. Operating margin, which has increased during each of the past several years, increased again from 17.0% in the previous year to 17.2% in 2002. Contributing to the increased margin was the adoption, at the start of the fiscal year, of SFAS 142 relating to the amortization of goodwill and intangible assets, which reduced amortization expense from the previous year by approximately $3.1 million. Operating margin was also improved by the continued outsourcing of low margin bookstore sales and operating economies from increased student enrollments.

Interest expense increased to $0.8 million in 2002 as the Company borrowed money at the start of the fiscal year under its revolving loan agreement to acquire two undergraduate campuses formerly occupied under lease. The borrowings, which occurred in July, were not fully repaid until April.

Taxes on income were incurred at a rate of 39.4% of pre-tax income for the year, compared to 39.8% in the previous year. The tax rate for 2001 was affected by changes to future tax rates in Canada that reduced the carrying value of the Company's net deferred tax assets in Canada and increased tax expense for the year.

Net income of $67.1 million, or $0.95 per share (diluted), was a record for any year. This compares to net income of $57.8 million, or $0.82 per share (diluted) in 2001, which included $0.03 per share of goodwill and intangible asset amortization that was discontinued in 2002 with the adoption of SFAS 142.


APPLICATION OF CRITICAL ACCOUNTING POLICIES
-------------------------------------------
Note 1 of the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2003, describes in detail the method of application of the critical accounting policies listed below.

DeVry University tuition and technology fees and Ross University tuition revenues are recognized ratably on a straight-line basis over the applicable academic term. Advertising costs are charged to expense in the period in which materials are purchased or services are rendered. Similarly, all start-up expenses related to new operating locations and new curriculum development costs are also charged directly to expense as incurred. The costs associated with developing the Company's new student information system are being capitalized in accordance with the rules on accounting for costs of computer software developed for internal use.
Fixed asset depreciation is computed on a straight-line basis over the estimated useful life of the asset. Stock based compensation is accounted for using the intrinsic value approach of APB 25 and all required disclosures relative to such compensation and its pro forma effect on earnings are disclosed in the footnotes to the financial statements. Inventory is valued using the first-in, first-out method of accounting.

In accordance with SFAS 142 entitled "Goodwill and Other Intangible Assets", the Company undertakes periodic assessments of the fair value of its reporting units compared to their carrying value for potential impairment of goodwill and of the fair value compared to carrying value of intangible assets arising from a business combination. This assessment is performed annually, or more frequently if circumstances require, with the assistance of an independent professional valuation specialist. The valuation is based upon estimates of future earnings and cash flow for several years into the future and includes other assumptions including income tax and interest discount rates. Such estimates require significant judgment and over the period of future years, actual results may differ from these estimates. Although management believes that its estimates are conservative, decreases in earnings and cash flow from these estimates and/or significant changes in other assumptions underlying the analysis could result in impairment charges in future periods. At June 2003, intangible assets from business combinations equaled $103.3 million and goodwill equaled $281.0 million. Together these assets equal almost 45% of total assets and any impairment could significantly affect future results of operation.

The Company's financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenues and expenses whose exact amounts will not be known until future periods. Actual amounts may differ from the estimates included in the financial statements.

Significant estimates included in the Company's financial statements include the method of revenue recognition across the academic periods, determining the useful lives of equipment and facilities whose value is a significant portion of the Company's total assets, determining the value and useful lives of acquired finite-lived intangible assets, determining the value of indefinite-lived intangible assets, determining the pattern of the amortization of finite-lived intangible assets over their economic life, estimating losses to be realized in the future on the collection of presently owed student receivable balances, estimating costs associated with any settlement of law suits in which the Company is a defendant and estimating health care reimbursement claims for medical services rendered but not yet processed or paid. The methodology by which each of these estimates has been determined for fiscal 2003 is consistent with the manner in which such estimates were made in prior years although the parameters used in setting the value of these estimates is analyzed and may change as current conditions warrant. Variances from estimate to actual expense for these items in past years have not been material. Although different assumptions about the parameters affecting each of these estimates could produce a different amount of estimate, the reasonably determined range of estimates for each item would generally not be large enough to materially change the overall Company reported financial results.


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

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed.

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a current student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2003. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary source of liquidity is the cash received from payments for student tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The pattern of cash receipts during the year is somewhat cyclical. The level of accounts receivable from which payments are collected reaches a peak immediately after the billing of tuition, books and fees each semester. At DeVry University, the undergraduate semesters begin in July, November and March. Collections of these receivables reach their peak during the first two months of each term, generally reaching 70-80% of all collections for the term. Collections during this period exceed payments for operating expenses applicable to that period and generally provide sufficient cash flow for the balance of the semester's operations when collections are lower. Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the undergraduate spring semester and the end of a financial aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. Ross University experiences a similar operating pattern for its semesters that begin in May, September and January.

In fiscal 2003, the graduate operations of DeVry University had five term starts per year, but adoption of a uniform academic calendar created a revised term structure with six term starts per year that was implemented in July, effective with the start of fiscal 2004. Cash flow from the increase in the number of term starts is expected to increase to the extent that some current students will enroll in the full six terms per year to complete their academic program more quickly rather than continue to proceed at the previous pace of five terms per year. Most of the Professional and Training segment operation had two term starts per year, but the change to an on-demand CPA exam format beginning in April 2004 will create a new cash flow pattern that is expected to be somewhat smoother throughout the year than had been previously experienced. Although these term start dates and frequency may be different from the DeVry undergraduate operations, there are similar cyclical patterns in cash receipts within the period of these respective academic term cycles.

At June 30, 2003, total Company accounts receivable, net of related reserves, were approximately $24.3 million, compared to $26.1 million last year. Although increased Company revenues, including revenues from Ross University, created higher receivables to be collected, collection performance and financial aid administration at DeVry University improved again during the year and helped reduce the level of receivables at fiscal year-end, excluding the accounts receivable acquired with Ross University. Reserves for uncollectible accounts for both undergraduate and graduate student receivables were increased as a percentage of outstanding receivables to reflect the Company's current collection experience on balances owed.

To help further reduce the level of Company-provided interim student financing under the DeVry University undergraduate EDUCARD program, students at some of the U.S. and Canadian DeVry Institutes participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. These loans are subject to a limited Company default risk sharing agreement. At June 30, 2003 the Company had fully recognized as expense, the full amount of its share of the default risk.

The Company is highly dependent upon the timely receipt of financial aid funds at DeVry University and Ross University. The Company estimates that historically, approximately 70% of its DeVry University undergraduate students' tuition, book and fee revenues were financed by government-provided financial aid to students. Keller Graduate School collections from student participation in federal loan programs represent more than 50% of Keller revenues. Ross University collections from student participation in federal loan programs represents between 70 and 80% of its revenues.
The financial aid and assistance programs in which the Company's students participate are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding against the Company. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at several Company campuses. Previous Department of Education program reviews have not resulted in material findings or adjustments.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses had engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Although there are no current discussions underway with the Ministry, based upon its previous discussions, the Company believes that there will be no significant monetary liability.

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from various state governments and the U.S. Department of Education is maintained in restricted bank accounts. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and these funds then become available for use by the Company in current operations. This process generally occurs within the period of the academic term for which such funds were authorized, with no academic term being more than 16 weeks in length. At June 30, 2003, cash in the amount of $14.1 million was held in restricted bank accounts. At June 30, 2002, cash in restricted bank accounts equaled $19.3 million.

Cash generated from operations in fiscal 2003 was $98.3 million, compared to $115.3 million last year. Contributing to the decrease in cash flow from operations were the change in academic calendar for DeVry University's graduate school and the inclusion of Ross University operations in this year's results. The change in the graduate program academic calendar caused the term that has historically begun in June to be rescheduled to begin in July. Therefore, the usual large cash inflow that accompanies the start of each new term was deferred from the end of fiscal 2003 into fiscal 2004. The acquisition of Ross University occurred in mid-May, subsequent to the start of an academic term that began at the start of the month. Therefore, the large cash inflow that accompanies each term start occurred prior to the acquisition. The following period, which is generally a period of negative cash flow, was the period that was included in the Company's Consolidated Statement of Cash Flows.

Capital expenditures in fiscal 2003 were $43.8 million compared to the record investment of $85.9 million in the previous year. In just the past three years, the Company has invested over $200 million for expansion, facility improvement and replacement of school laboratories, and teaching and administrative equipment for its educational offerings.

For fiscal 2004, capital expenditures are expected to be at approximately the same level or slightly higher than in fiscal 2003. The new DeVry University campus opening in Houston, TX., in fiscal 2004 is being financed by the Company but was partially completed during fiscal 2003. Other new operating locations are expected to be in leased facilities and, therefore, require less capital spending by the Company. Capital spending on improvements, including instructional technology and expansion is an integral component of the Company's operating strategy.

In May 2003, in conjunction with its acquisition of Ross University, the Company terminated its existing $85 million revolving loan agreement and entered into two new loan agreements. These loan agreements provided funding for the acquisition and for working capital needs as may be required. Under these new agreements, all borrowings and letters of credit issued under these agreements are through DeVry Inc. and Global Education International, ("GEI") which is a newly formed international subsidiary. The two new loan agreements and their borrowing limits are as follows:

Revolving Credit Agreement
       DeVry Inc. as borrower          $125,000,000
       GEI as borrower                   50,000,000
                                       ------------
            Total                      $175,000,000

Senior Notes
       DeVry Inc. as borrower          $ 75,000,000
       GEI as borrower                   50,000,000
                                       ------------
            Total                      $125,000,000

All borrowings and letters of credit under the revolving credit facility mature on July 1, 2006. It is the Company's intention to request extensions of this agreement prior to its maturity. At June 30, 2003, aggregate borrowings under these agreements totaled $290 million, consisting of borrowings of $165 million under the revolving credit agreement and borrowings of $125 million under the senior notes. Based upon these levels of borrowing at fiscal year-end, a 1% increase in short-term interest rates would result in $2.9 million of additional annual interest expense.

Also, at fiscal year-end, letters of credit issued under the revolving credit agreement totaled approximately $3.5 million. Approximately $2.5 million of these letters of credit were issued in conjunction with DeVry University's participation in student financial aid programs. Most of these letters of credit have expiration dates of less than one year. To-date, no amount has ever been drawn under any letter of credit issued on behalf of the Company.

Under the terms of the revolving credit agreement, by June 30, 2004, borrowings, which were $165 million at June 30, 2003, may not exceed $150 million but there are no other required repayments until the 2006 maturity date. There are no required repayments under the terms of the senior note agreements until their maturity in 2010. Prepayments during the first two years of the senior note agreements include a prepayment penalty. The Company does not intend to prepay any amount of the senior notes during the prepayment penalty period.

Borrowings under the revolving credit agreement bear interest at either the prime rate or a Eurodollar LIBOR rate plus a rate of 0.75% to 1.75% depending upon the achievement of certain financial ratios. At June 30, 2003, the additional interest rate was 1.5%. Borrowings under the senior note agreement bear interest at a Eurodollar LIBOR rate plus 1.25%. Both agreements include financial and other covenants similar to those typically found in other loan agreements and which are not expected to hinder the Company's plans for future operation.

Subsequent to June 30, 2003, the Company repaid $20 million of its borrowings under the revolving credit agreement.

Also, subsequent to June 30, 2003, the Company entered into several interest rate cap agreements to protect approximately one third of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These interest rate cap agreements protect the portion of the Company's debt which is covered by these agreements from increases in short-term interest rates above 3.5%. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

The Company's only long-term contractual obligations consist of its revolving line of credit and Senior Notes, operating leases on facilities and equipment and agreements for various services. At June 30, 2003, the only required payments under its borrowings agreements prior to their maturity was $15 million required to be repaid by June 30, 2004 to achieve the lower level of permitted borrowings under the revolving credit agreement. Required payments under non-cancelable operating leases with a term in excess of one year are $35.6 million and $32.6 million for fiscal 2004 and 2005, respectively.

The Company is not a party to any off-balance sheet financing or contingent payment arrangements nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements noted above. Under the terms of these agreements the Company is not obligated to any further payment liability beyond their original purchase price.

The Company has posted more than $6 million of surety bonds to various governmental jurisdictions on behalf of DeVry University in the United States and approximately CDN$0.9 million in Canada related primarily to its student recruiting and educational operations in those jurisdictions. In addition, the Company has posted $0.9 million in surety bonds on behalf of Becker Conviser Professional Review as of the end of fiscal 2003. If the Company were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the bond issued to that jurisdiction. To-date, no surety bond has ever been paid in connection with the Company failing to meet its obligations.

A summary of the Company's contractual obligations is presented below:

(Dollars in thousands)

                                  Due In
                                  ------
                            Less Than     1-3         4-5       After
                   Total      1 Year     Years       Years     5 Years
                   -----      ------     -----       -----     -------
Long-term debt   $290,000    $15,000    $150,000        -     $125,000
                 -----------------------------------------------------

Operating leases $304,100    $35,600    $ 63,400   $57,200    $147,900

Other long-term
  obligations          -          -           -         -           -
                 -----------------------------------------------------

Total cash
 obligations     $594,100    $50,600    $213,400   $57,200    $272,900


The Company believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility will be sufficient to fund both its current operations and its current growth plans for the foreseeable future unless future investment opportunities should arise similar to the recent acquisition of Ross University.


EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------
In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation." The Company accounts for its stock based compensation using the intrinsic value approach of APB 25 and all required disclosures relative to such compensation and its pro forma effect on earnings are disclosed in the footnotes to the financial statements. The Company has complied with the required additional disclosures of SFAS 148 but does not believe that there is any further effect on its financial statements as a result of this accounting standard.

In April 2003, the FASB issued SFAS No.149 which amends specific issues in SFAS 133 on the accounting for derivative instruments and hedging activities for contracts entered into or modified subsequent to June 30, 2003. Subsequent to June 30, 2003, the Company entered into several interest rate cap agreements. Under the terms of these agreements, the Company is not obligated to any further payment liability beyond their original purchase price. The Company believes that, subject to further review, given the term and structure of these interest rate caps, that there will no material effect on its financial statements as a result of this accounting standard.

In May 2003, the FASB issued SFAS No. 150 entitled "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equities". The Company does not currently have any outstanding financial instruments that are covered under this standard and does not expect that there will be any impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation ("FIN") #45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". This disclosure requirement is effective for financial statements for periods ending after December 15, 2002 for guarantees issued or modified after December 31, 2002. The Company has complied with the disclosure requirements and does not expect that there will be any further effect on its financial statements.

In February 2003, the FASB issued FIN #46 entitled "Consolidation of Variable Interest Entities". This interpretation addresses consolidation by business enterprises of variable interest entities that have certain specified characteristics. The Company does not have any unconsolidated subsidiaries nor any joint ventures and does not expect that there will be any impact on its financial statements.


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The nature of the Company's operations does not subject it to a concentration or dependency upon the price levels or fluctuations in pricing of any particular or group of commodities.

The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. Almost all Ross University financial transactions are denominated in the U.S. dollar so there is no translation gain or loss, nor any currency exposure risk, associated with these operations.

The financial position and results of operations of the Company's Canadian subsidiary are measured using the local currency as the functional currency. The Canadian subsidiary does not have any material long term contracts to purchase or sell goods and services, other than lease agreements on its teaching facilities, and the Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the Company, and because the Canadian dollar has remained relatively stable in value compared to the U.S. dollar, any exposure to currency change would not have a material effect on the Company's results of operations or financial position. Based upon the value of the Canadian subsidiary's assets at the end of the fiscal year 2003, a decline of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at fiscal year-end, a 1% increase in short-term interest rates would result in $2.9 million of additional annual interest expense. The Company has entered into several interest rate cap agreements to protect approximately one third of its borrowings from sharp increases in short-term interest rates. However, these interest rate cap agreements do not provide protection from increases in short-term interest rates of less than 2.5% from current rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
The following financial and supplemental schedule statements of the Company and its subsidiaries are included below on pages 95 through 131 of this report:

                                                                  10K
                                                              Report Page
                                                              -----------
  Consolidated Balance Sheets at
  June 30, 2003 and 2002                                          95-96

  Consolidated Statements of Income for the
  years ended June 30, 2003, 2002 and 2001                           97

  Consolidated Statements of Cash Flows for
  the years ended June 30, 2003, 2002 and 2001                       98

  Consolidated Statements of Shareholders'
  Equity for the years ended June 30, 2003,
  2002 and 2001                                                      99

  Notes to Consolidated Financial Statements                    100-129

  Schedule II.  - Valuation and Qualifying Accounts                 130

  Report of Independent Auditors                                    131



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


ITEM 9A - CONTROLS AND PROCEDURES
---------------------------------
The Company's management does not believe that any set of disclosure or internal controls can absolutely prevent all fraud and error. Such disclosure and internal controls, including those employed by DeVry Inc., can and should, however, provide reasonable, but not absolute, assurance that assets have been safeguarded, used only for their intended purpose and that financial transactions have been properly recorded and reported to permit the preparation of financial statements in conformity with generally accepted accounting principles reported within the timeframes required by the SEC.

The Company's co-Chief Executive Officers and its Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and internal control procedures upon which these financial statements and management discussion are based. This review included the results of the Company's internal audit procedures. This review was made as of the end of the period covered by this annual report. Based upon this evaluation, and with the participation of management, subject to the limitations on absolute prevention of fraud and error, the above named officers have concluded that these controls and procedures are effective and appropriate to ensure the correctness and completeness of this report.

There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's fourth fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                         June 30,
                                                     2003        2002
                                                   --------    --------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                    $108,699    $ 59,685
      Restricted Cash                                14,052      19,264
      Accounts Receivable, Net                       24,275      26,054
      Inventories                                     4,315       4,907
      Deferred Income Taxes                          11,358       5,448
      Prepaid Expenses and Other                      6,988       2,469
                                                    -------     -------
         Total Current Assets                       169,687     117,827
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           59,888      58,928
      Buildings                                     188,320     174,344
      Equipment                                     207,405     173,115
      Construction In Progress                       12,662       1,626
                                                    -------     -------
                                                    468,275     408,013

      Accumulated Depreciation                     (182,921)   (150,386)
                                                    -------     -------
         Land, Buildings and Equipment, Net         285,354     257,627
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                        103,330      35,692
      Goodwill                                      280,979      42,391
      Deferred Income Taxes                               -       1,801
      Perkins Program Fund, Net                      11,291      10,180
      Other Assets                                    6,003       2,110
                                                    -------     -------
         Total Other Assets                         401,603      92,174
                                                    -------     -------
   TOTAL ASSETS                                    $856,644    $467,628
                                                    =======     =======







The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     2003        2002
                                                   --------    --------
LIABILITIES:

   Current Liabilities:

      Current Maturities of Revolving Loan         $ 15,000    $      -
      Accounts Payable                               34,094      36,284
      Accrued Salaries, Wages and Benefits           30,791      27,595
      Accrued Expenses                               31,767      11,643
      Advance Tuition Payments                       10,568      15,883
      Deferred Tuition Revenue                       16,291      12,287
                                                    -------     -------
         Total Current Liabilities                  138,511     103,692
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                150,000           -
      Senior Debt                                   125,000           -
      Deferred Income Taxes                          13,049           -
      Deferred Rent and Other                        14,417      10,390
                                                    -------     -------
         Total Other Liabilities                    302,466      10,390
                                                    -------     -------
   TOTAL LIABILITIES                                440,977     114,082
                                                    -------     -------
COMMITMENTS & CONTINGENCIES

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 Par Value, 200,000,000
      Shares Authorized,70,021,513 and
      69,898,540 shares Outstanding
      at June 30, 2003 and 2002, Respectively           701         700
   Additional Paid-in Capital                        67,288      66,345
   Retained Earnings                                346,975     285,827
   Accumulated Other Comprehensive Income               703         674
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       415,667     353,546
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $856,644    $467,628
                                                    =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                  CONSOLIDATED  STATEMENTS  OF  INCOME
           (Dollars in Thousands Except for Per Share Amounts)


                                               For The Year Ended
                                                    June 30,

                                          2003        2002        2001
                                       --------    --------    --------
REVENUES:

   Tuition                             $628,326    $600,400    $523,995
   Other Educational                     50,810      47,181      43,012
   Interest                                 443         553       1,170
                                        -------     -------     -------
      Total Revenues                    679,579     648,134     568,177
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         366,075     347,986     304,532
   Student Services and
    Administrative Expense              225,767     188,712     167,330
   Interest Expense                       1,280         807         400
                                        -------     -------     -------
      Total Costs and Expenses          593,122     537,505     472,262
                                        -------     -------     -------
Income Before Income Taxes               86,457     110,629      95,915

Income Tax Provision                     33,459      43,574      38,139
Non-recurring Tax Benefits               (8,150)          -           -
                                        -------     -------     -------
NET INCOME                             $ 61,148    $ 67,055    $ 57,776
                                        =======     =======     =======

EARNINGS PER COMMON SHARE
      Basic                               $0.87       $0.96       $0.83
                                        =======     =======     =======
      Diluted                             $0.87       $0.95       $0.82
                                        =======     =======     =======











The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)


                                                  For The Year Ended June 30,
                                                     2003     2002     2001
                                                  -------- --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 61,148 $ 67,055  $57,776
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                   37,758   32,725   28,132
     Amortization                                    2,574      811    3,904
     Provision for Refunds and
      Uncollectible Accounts                        34,501   34,249   29,663
     Deferred Income Taxes                           8,940    2,630   (4,321)
     Loss on Disposals and Adjustments to Land,
      Buildings and Equipment                          263      188      137
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                             6,206    1,220   (1,089)
         Accounts Receivable                       (23,633) (34,525) (29,719)
         Inventories                                   592       (8)   1,492
         Prepaid Expenses And Other                 (3,070)     677   (1,687)
         Perkins Program Fund Contribution
          and Other                                 (1,114)     193   (2,374)
         Accounts Payable                           (4,074)   1,711    2,746
         Accrued Salaries, Wages,
          Expenses and Benefits                      2,061    5,363    3,405
         Advance Tuition Payments                   (6,997)   1,704   (1,328)
         Deferred Tuition Revenue                  (16,904)   1,330      862
                                                   -------  -------   ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         98,251  115,323   87,599
                                                   -------  -------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                             (43,762) (85,873) (76,933)
  Payments for Purchases of Businesses, Net
     of Cash Acquired                             (295,908)       -   (8,572)
                                                   -------  -------   ------
  NET CASH USED IN INVESTING ACTIVITIES           (339,670) (85,873) (85,505)
                                                   -------  -------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options              404    1,068      982
  Proceeds from Revolving Credit Facility          165,000   55,000   24,000
  Repayments Under Revolving Credit Facility             -  (55,000) (24,000)
  Proceeds from Senior Note Issuance               125,000        -        -
                                                   -------  -------   ------

  NET CASH PROVIDED BY FINANCING ACTIVITIES        290,404    1,068      982

Effects of Exchange Rate Differences                    29      (46)     286
                                                   -------  -------   ------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                       49,014   30,472    3,362

Cash and Cash Equivalents at Beginning
 of Year                                            59,685   29,213   25,851
                                                   -------  -------   ------
Cash and Cash Equivalents at End of Year          $108,699 $ 59,685  $29,213
                                                   =======  =======   ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                       $662     $807     $324
  Income Taxes Paid During the Year, Net            17,373   42,486   38,859


The accompanying notes are an integral part of these consolidated financial statements.

                                 DEVRY INC.
            CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                          (Dollars in Thousands)


                             Common Stock
                         -------------------           Accumulated
                                 Additional               Other
                          Amount   Paid-in   Retained  Comprehensive
                         $.01 Par  Capital   Earnings     Income      Total
                         ------------------  --------  ------------ ---------
Balance at June 30, 2000    $697    $63,012  $160,996         $434  $225,139
Comprehensive Income:
   Net Income in 2001                          57,776                 57,776
   Foreign Currency
      Translation                                              286       286
                                                                    ---------
Comprehensive Income                                                  58,062
                                                                    ---------
Proceeds from Exercise
   of Stock Options            1        981                              982

Tax Benefit from Exercise
   of Stock Options                     488                              488
                         ----------------------------------------------------
Balance at June 30, 2001     698     64,481   218,772          720   284,671

Comprehensive Income:
   Net Income in 2002                          67,055                 67,055
   Foreign Currency
      Translation                                              (46)      (46)
                                                                    ---------
Comprehensive Income                                                  67,009
                                                                    ---------
Proceeds from Exercise
   of Stock Options            2      1,066                            1,068

Tax Benefit from Exercise
   of Stock Options                     798                              798
                         ----------------------------------------------------
Balance at June 30, 2002     700     66,345   285,827          674   353,546

Comprehensive Income:
   Net Income in 2003                          61,148                 61,148
   Foreign Currency
      Translation                                               29        29
                                                                    ---------
Comprehensive Income                                                  61,177
                                                                    ---------
Proceeds from Exercise
   of Stock Options            1        403                              404

Tax Benefit from Exercise
   of Stock Options                     540                              540
                         ----------------------------------------------------
Balance at June 30, 2003    $701    $67,288  $346,975         $703  $415,667
                         ====================================================



The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                 Notes to Consolidated Financial Statements


NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
--------------------
DeVry Inc. (the Company), through its wholly owned subsidiaries, including DeVry University and Dominica Management, Inc. (DMI), operates an international system of degree-granting, career-oriented higher education schools and a leading international training firm.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering both undergraduate and graduate programs. Its DeVry undergraduate operations award associate and bachelor's degrees in electronics, computer information and technology, biomedical engineering, business administration, technical management and telecommunications management. The undergraduate programs are offered at 22 large campus locations and several smaller locations located in conjunction with graduate program teaching sites, all in the United States, at two locations in Canada and through DeVry University Online. Several new U.S. locations are scheduled to open in fiscal 2004. Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management, public administration and telecommunications management. Graduate school programs are offered at 57 locations in the United States, including the Online Education Center. Several additional locations are scheduled to open in fiscal 2004.

DMI operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine (collectively referred to as Ross University) with campuses in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Students complete their basic science curriculum in modern, fully equipped campuses in the Caribbean. Ross students complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with Ross.

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

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents can include time deposits, commercial paper, municipal bonds and bankers acceptances with original maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature. The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution. The Company periodically evaluates the credit-worthiness of the security issuers and financial institutions with which it invests. Included in the reported cash balance is $15.2 million and $17.2 million at June 30, 2003 and 2002, respectively, for checks issued but not yet cleared through the Company's bank accounts. These amounts are also included in accounts payable.

Financial Aid and Restricted Cash
---------------------------------
Financial aid and assistance programs, in which most of the DeVry University and Ross University students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which these students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against DeVry University.

A significant portion of revenues is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the United States and state governments under various student aid grant and loan programs. Restricted funds are held in separate bank accounts. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts and these funds then become available for use in current operations. This transfer generally occurs within the period of the academic term for which such funds were authorized, with no term being more than 16 weeks in length.

Revenue Recognition
-------------------
DeVry University tuition and technology fee revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic terms. The clinical portion of their education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. The Company is responsible for the billing and collection of tuition from their students during the period of clinical education. Revenues are recognized on a weekly basis during the period of

------------------------------
the clinical program. Fees paid to the hospitals and veterinary schools for supervision of the Ross University students are charged to expense on the same basis. The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight-line fashions as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of the Company's expected exposure to refunds are determined at the onset of each academic term based upon actual experience in previous terms and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds issued are charged fully to refund expense during the applicable academic term. Reserves for uncollectible accounts are analyzed periodically in light of current collection and loss experience. Related reserves with respect to uncollectible accounts and refunds are $17,262,000 and $13,890,000 at June 30, 2003 and June 30, 2002, respectively.

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

In accordance with SAB 101, the Company is deferring DeVry University enrollment fee revenue. This deferred revenue will be recognized in subsequent periods as student services are provided. Additionally, as permitted by SAB 101, the Company elected to defer certain direct costs of activities associated with these fees, limited to the extent of the revenue deferral. These costs are subsequently amortized over the periods in which student services are provided. These deferred costs were $693,000 and $680,000 at June 30, 2003 and 2002, respectively. Since changes to the deferrals require the recording of equivalent amounts of revenues and costs, net income is not affected.

Inventories
-----------
Inventories consist mainly of textbooks and educational materials on electronic media, electronics kits and supplies held for sale to students enrolled in the Company's educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

Land, Buildings and Equipment
-----------------------------
Land, buildings and equipment are recorded at cost. Cost includes additions and those improvements that increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting profit or loss included in income in the period incurred. Assets under construction are reflected in Construction In Progress until they are ready for their intended use. Interest is capitalized as a component of cost on major projects during the construction period.

Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the asset, whichever is shorter. Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter.

Depreciation is computed using the straight-line method over estimated service lives. These lives range from five to 31 years for buildings and leasehold improvements and three to eight years for equipment.

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

----------------------------------------------------------------
SFAS 142 details the method by which companies will account for goodwill and intangible assets after a business combination has been completed. As required by this accounting standard, the Company has completed an assessment of the categorization of its existing intangible assets and goodwill in accordance with the new criteria and has reported them appropriately on the Consolidated Balance Sheets (see "Note 3-Intangible Assets"). SFAS 142 provides that goodwill and indefinite-lived intangibles arising from a business combination will no longer be amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was completed at the end of fiscal 2003. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. See "Note 3-Intangible Assets" for the results of the Company's required impairment analysis of its intangible assets and goodwill.

Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets, generally five to 15 years. Amortization of all intangible assets and goodwill is being deducted for tax reporting purposes over statutory lives.

The Company expenses all curriculum development and new school opening costs as incurred.

Perkins Program Fund
--------------------
DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values, net of allowances for losses on loan collections, of $3,001,000 and $2,706,000 at June 30, 2003 and 2002,
respectively. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan program do not belong to the Company and are not recorded on the Company's financial statements. Upon termination of the program by the federal government or withdrawal from future participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated lives of the software not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $12,349,000 and $6,862,000 as of June 30, 2003 and 2002, respectively.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of the Company's long term debt (Note 6-Long Term Debt) bears interest at a floating rate that is reset to current rates on a periodic basis not currently exceeding three months. Therefore, the carrying amount of the Company's long term debt approximates fair value.

Foreign Currency Translation
----------------------------
The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated these operations. The financial position and results of operations of the Company's Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of theCanadian subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders' Equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended June 30, 2003, 2002 and 2001 were not material.

Income Taxes
------------
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law. The Ross University operating subsidiaries on Dominica and St. Kitts/Nevis have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no provision for current income taxes is being recorded.

Guarantees
----------
The Company adopted the accounting requirements of Financial Interpretation
No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements as of June 30, 2003.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is performing at its request in such capacity. The indemnification agreement period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements of June 30, 2003.

Earnings per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 69,942,000, 69,830,000 and 69,704,000 in 2003, 2002 and
2001, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,336,000, 70,594,000 and 70,662,000 in 2003, 2002 and
2001, respectively. Excluded from the June 30, 2002, 2001 and 2000 computations of diluted earnings per share were options to purchase 1,260,000, 670,000 and 42,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares and therefore, their effect would be anti-dilutive.

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

Advertising Expense
-------------------
Advertising expenses are recognized in the period in which materials are purchased or services are performed.

Stock-based Compensation
------------------------
The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and FASB Statement Of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123" ("SFAS 148") for the years ended June 30, 2003, 2002 and 2001 below.

As permitted under SFAS 123, the Company has elected to continue to account for stock-based employee compensation under the intrinsic value method of APB Opinion No. 25. Under this method, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the common stock options awarded is equal to the fair market value of the underlying security on the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 2003, 2002 and 2001 was $10.62, $21.75 and $16.04 per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                   2003        2002        2001
                                   ----        ----        ----
 Expected Life (in Years)          7.50        7.50        7.00
 Expected Volatility              56.25%      55.00%      50.30%
 Risk-free Interest Rate           3.80%       5.05%       6.03%

-----------------------------------
Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 2003, 2002 and 2001 (dollars in thousands except for per share amounts):

                                       2003         2002         2001
                                      -------      -------      -------
 Net Income as Reported               $61,148      $67,055      $57,776

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense   (2,761)      (2,609)      (1,954)
                                       ------       ------       ------
 Pro Forma Net Income                 $58,387      $64,446      $55,822
                                       ======       ======       ======

Earning per Common Share:

 Basic as Reported                      $0.87        $0.96        $0.83

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense    (0.04)       (0.04)       (0.03)
                                         ----         ----         ----
 Pro Forma Basic                        $0.83        $0.92        $0.80
                                         ====         ====         ====

 Diluted as Reported                    $0.87        $0.95        $0.82

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense    (0.04)       (0.04)       (0.03)
                                         ----         ----         ----
 Pro Forma Diluted                      $0.83        $0.91        $0.79
                                         ====         ====         ====

The pro forma effect on net income and earnings per common share for 2002 and 2001 is not necessarily representative of the pro forma effect on net income in future years because it is not required to take into consideration pro forma compensation expense related to grants made prior to fiscal year 1996.

Comprehensive Income
--------------------
The Company's only item that meets the definition for adjustment to arrive at comprehensive income is the change in cumulative translation adjustment. Changes in cumulative translation adjustment are included in the Consolidated Statements of Shareholders' Equity.

NOTE 2: BUSINESS COMBINATIONS

Ross University
---------------
On May 16, 2003, the Company acquired all of the outstanding shares of capital stock of Dominica Management, Inc. (DMI) for $329,259,000 in cash which includes approximately $4,175,000 of acquisition related fees. The results of DMI's operations have been included in the consolidated financial statements of the Company since that date. DMI owns and operates Ross University School of Medicine and Ross University School of Veterinary Medicine. With campuses located in the Caribbean countries of Dominica and St. Kitts/Nevis, Ross University is one of the world's largest providers of medical and veterinary education with more than 2,800 students. The acquisition gives the Company entry into a growing sector of the higher education market. The addition of Ross University will further diversify the Company's curricula and help maintain a leadership position in career-focused education.

The total consideration paid for DMI of $329,259,000 was comprised of $59,259,000 in cash from current operations, $125,000,000 of senior notes due 2010 privately placed with institutional investors and $145,000,000 of borrowings under a revolving line of credit agreement from a group of banks led by Bank of America, N.A (Note 6). The final purchase price is subject to adjustment based upon adjustments to actual working capital at the closing date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

				At May 16, 2003
				(In Thousands)

	Current Assets				       $ 45,751
	Property and Equipment			         21,986
	Intangible Assets			         70,170
	Goodwill				        238,588
        Other Assets                                        199
                                                        -------
	       Total Assets Acquired		        376,694

	Current Liabilities			         46,382
	Deferred Income Tax Liability, net	          1,053
		Total Liabilities Assumed	         47,435
                                                        -------
		Net Assets Acquired		       $329,259
                                                        =======

--------------------------
Of the $70,170,000 of acquired intangible assets, $5,100,000 was assigned to the value of tradenames, $12,370,000 was assigned to the value of the Ross Medical and Veterinary Schools' U.S. Title IV financial aid eligibility and accreditations, all of which are not subject to amortization, and $52,700,000 was assigned to student relationships that have an average useful life of approximately five years. The $238,588,000 of goodwill was all assigned to the Ross University operating segment. None of the intangible assets or goodwill is expected to be deductible for U.S. tax reporting purposes.

The net deferred income tax liability includes a current deferred tax asset of $5,726,000 resulting from a deduction for the exercise and non-statutory disposition of employee incentive stock options related to the acquisition. Additionally, the Company recorded a non-current deferred tax liability of $6,779,000 resulting from a book and tax basis difference associated with the intangible assets not subject to amortization that were recorded in purchase accounting. No deferred tax liability was recorded with respect to student relationship intangibles as this temporary difference relates to operations that have been granted tax free status in their local jurisdictions during the periods in which the temporary difference are expected to reverse. The Company, also recorded a current tax liability of $13,599,000, resulting from a deemed distribution arising upon acquisition, of accumulated earnings and profits of its non-US subsidiaries through the acquisition date.

The amounts recorded at June 30, 2003 relating to the acquisition are subject to adjustment as the Company has not yet completed the final allocation of purchase price. The purchase price is still subject to final closing adjustments and deferred income taxes may be affected by the final purchase price allocation. The Company expects to finalize the purchase price and complete the allocations no later than the second quarter of fiscal 2004.

The following unaudited pro forma financial information presents the results of operations of the Company and DMI as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

                                         For the year ended June 30,
                                            2003           2002
                                         (Unaudited)    (Unaudited)
                                        ----------------------------
	Revenues			 $738,229       $707,313
	Net Income			   62,578         66,806
	Earnings per Common Share:
	  Basic				    $0.90          $0.96
	  Diluted	 		    $0.89          $0.95

Stalla Seminars
---------------
On January 5, 2001, using its available cash balances, the Company acquired for approximately $8.6 million, substantially all of the tangible operating assets, trademarks and trade names of Argentum Inc. and Xerxes Inc., which do business as Stalla Seminars ("Stalla"). Stalla, which was based outside of Cleveland, Ohio, developed and marketed exam preparation materials for the Chartered Financial Analyst professional certification as administered by the Association for Investment Management and Research.

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

NOTE 3: INTANGIBLE  ASSETS

Intangible assets consist of the following:

                                                    As of June 30, 2003
                                           ----------------------------------
                                           Gross Carrying       Accumulated
                                               Amount           Amortization
                                           ----------------------------------
	Amortized Intangible Assets:
                Student Relationships         $52,700,000       $(1,805,000)
                License and Non-compete
                   Agreements                   2,600,000        (1,692,000)
                Class Materials                 2,900,000          (500,000)
                Other                             600,000          (400,000)
                                               ----------         ---------
                Total                         $58,800,000       $(4,397,000)
                                               ==========         =========
        Unamortized Intangible Assets:
                Trade Names                   $20,972,000
                Trademark                       1,645,000
		Ross Title IV Eligibility
                 and Accreditations            12,370,000
                Intellectual Property          13,940,000
                                               ----------
                Total                         $48,927,000
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

Amortization expense for amortized intangible assets was $2,532,000 and $769,000 for the years ended June 30, 2003 and 2002, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ended June 30 is as follows:

		Fiscal Year
                     2004             $15,272,000
                     2005              15,483,000
                     2006              10,865,000
                     2007               7,434,000
                     2008               3,949,000

The original weighted-average amortization period for amortized intangible assets is five years for Student Relationships, six years for License and Non-compete Agreements, 14 years for Class Materials and six years for Other as of June 30, 2003. These intangible assets are being amortized on a straight-line basis except for the Student Relationships. The amount being amortized for these Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

                     Year 1          27.4%
                     Year 2          29.0%
                     Year 3          21.0%
                     Year 4          14.5%
                     Year 5           8.1%

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditation and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2003 and 2002, there was no impairment loss associated with these indefinite-lived intangible assets as fair value exceeds the carrying amount.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2003 or 2002. The carrying amount of goodwill related to the DeVry University reportable segment at June 30, 2003 and 2002 was unchanged at $22,195,000.
The carrying amount of goodwill related to Professional and Training reportable segment at June 30 2003 and 2002 was unchanged at $20,196,000. The carrying amount of goodwill related to the Ross University segment at June 30, 2003 was $238,588,000.

As required by SFAS 142, the following is the Company's disclosure of what reported net income would have been for the years ended June 30 2001, exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized. (Dollars in Thousands Except per Share Amounts)

                NET INCOME:
                Net Income as Reported                  $57,776

                Goodwill Amortization                     1,119

                Trademark, Trade Name and
                  Intellectual Property
                  Amortization                              896

                Change in Useful Life of
                  Class Materials                           (12)
       						 	 ------
                Adjusted Net Income                     $59,779
                                                         ======
                EARNINGS PER COMMON SHARE:
                Basic Earnings per Common
                  Share as Reported                       $0.83

                Aggregate Changes in
                  Amortization Expense                      .03
                                                         ------
                Adjusted Basic Earnings per
                  Common Share                            $0.86
                                                         ======

                Diluted Earnings per Common
                  Share as Reported                       $0.82

                Aggregate Changes in
                  Amortization Expense                      .03
                                                         ------
                Adjusted Diluted Earnings per
                  Common Share                            $0.85
                                                         ======

NOTE 4:  IMPAIRMENT OF LONG-LIVED ASSETS AND WORKFORCE REDUCTION

During fiscal 2003, the Company assessed the expected future results of its DeVry University Canadian operations. The Company recently consolidated campuses in the Toronto area and has proceeded further with other rationalization and cost cutting efforts in response to declining enrollment. However, there has been a further decline in enrollment producing additional declines in financial performance in Canada during fiscal 2003.

The assessment performed by the Company included estimates of expected future cash flows associated with the Canadian operations, which indicated an impairment loss with respect to certain long-lived assets that are held and used by the Company. Upon completing this analysis, it was determined that recognition of an impairment loss related to Canadian leasehold improvements was appropriate. This resulted in a charge in the quarter ended December 31, 2002 of approximately $800,000. In addition, the Company has reserved the remaining net rent liability on its Scarborough campus that was closed as of June 30, 2003. This resulted in a charge of $200,000 in the quarter ended June 30, 2003.

The Company has provided a severance accrual relating to personnel reductions at its Toronto area and certain U.S. campus operations that resulted in a charge of approximately $2.5 million in the quarter ended June 30, 2003.

All of the above charges are classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

The Company is continuing to assess the operations in Canada and is taking further actions to reduce the level of losses being incurred. However, such losses and the future obligations associated with leases and providing instruction in Canada are significant factors in the current assessment of expected future operating results.

NOTE 5: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                        For the Year Ended June 30,
                                ---------------------------------------
                                    2003          2002          2001
                                -----------    ----------    ----------
    U.S.                        $91,189,000  $111,836,000  $100,064,000
    Foreign                      (4,732,000)   (1,207,000)   (4,149,000)
                                 ----------   -----------   -----------
    Total                       $86,457,000  $110,629,000  $ 95,915,000
                                 ==========   ===========   ===========

The net income tax provisions (benefits) related to the above results are as follows:
                                        For the Year Ended June 30,
                                 --------------------------------------
                                    2003          2002          2001
                                 ----------    ----------    ----------
Current Tax Provision:
    U.S. Federal                $15,758,000   $35,178,000   $35,560,000
    State and Local                 611,000     5,766,000     6,900,000
                                 ----------    ----------    ----------
       Total Current             16,369,000    40,944,000    42,460,000
Deferred Tax Provision:
    U.S. Federal                  1,865,000     1,953,000    (2,493,000)
    State and Local                 582,000	  369,000    (1,558,000)
    Foreign                       6,493,000       308,000      (270,000)
                                 ----------    -----------   ----------
       Total Deferred             8,940,000     2,630,000    (4,321,000)
                                 ----------    ----------    ----------
Net Income Tax Provision        $25,309,000   $43,574,000   $38,139,000
                                 ==========    ==========    ==========

The income tax provisions differ from those computed using the statutory United States federal rate as a result of the following items:

                                       For the Year Ended June 30,
                      -----------------------------------------------------------
                            2003                2002                2001
                      -----------------------------------------------------------
Income Tax at
  Statutory Rates      $30,260,000  35.0%  $38,720,000  35.0%  $33,570,000  35.0%

Higher Rates on
  Foreign Operations       580,000   0.7%      908,000   0.8%      532,000   0.6%

State Income Taxes       3,327,000   3.9%    3,788,000   3.4%    3,334,000   3.5%
Deduction of Worthless
  Stock of Subsidiary  (14,643,000)(17.0%)          -      -            -      -

Increase in Valuation
  Allowance              6,493,000   7.5%                  -            -      -      -

Tax Credits and Other     (708,000) (0.8%)     158,000   0.2%      703,000   0.7%
                      -----------------------------------------------------------
Income Tax Provision   $25,309,000  29.3%  $43,574,000  39.4%  $38,139,000  39.8%
                      ===========================================================



Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following:
                                       For the Year Ended June 30,
                                 --------------------------------------
                                    2003          2002          2001
                                 ----------     ---------     ---------
Loss Carryforwards, net         $ 4,080,000   $ 6,294,000   $ 6,155,000
Employee Benefits                 4,412,000     4,144,000     3,220,000
Receivable Reserves and
 Other, net                       9,072,000     4,782,000     4,779,000
Deferred Tax Assets Recorded in
 Purchase Accounting	          6,656,000            -             -
                                 ----------    ----------    ----------
Gross Deferred Tax Assets        24,220,000    15,220,000    14,154,000
                                 ----------    ----------    ----------
Depreciation and Other, net      (1,256,000)      243,000     2,138,000
Amortization                    (17,876,000)   (8,214,000)   (6,413,000)
Deferred Tax Liabilities
 Recorded in Purchase
 Accounting                      (6,779,000)           -             -
                                 ----------    ----------    ----------
Gross Deferred Tax
 Liabilities                    (25,911,000)   (7,971,000)   (4,275,000)
                                 ----------    ----------    ----------
Net Deferred Taxes             $ (1,691,000)  $ 7,249,000   $ 9,879,000
                                 ==========    ==========    ==========

The Company has net operating loss carry forwards in various tax jurisdictions expiring at various times through the years ending June 30, 2023.

Valuation allowances have been established for approximately $6.5 million (comprised of Loss Carryforwards of $2.5 million, Depreciation of $3.5 million and Other of $500,000) for deferred income tax benefits of the Canadian subsidiary and approximately $600,000 for certain state net operating loss carry forwards which may expire before their benefit is utilized.

Based on the Company's expectations for future operating earnings, management believes that, more likely than not, operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets except as explained above.

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:
                                        For the Year Ended June 30,
                                 --------------------------------------
                                    2003         2002          2001
                                 ----------   ----------    -----------
Recognition of Operating
  Loss Carryforwards            $ 2,214,000   $ (139,000)  $(  270,000)
Excess (Tax) Book
  Depreciation and
  Amortization                   11,764,000    3,696,000    (2,033,000)
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes        (5,038,000)    (927,000)   (2,018,000)
                                 ----------    ---------     ---------
Deferred Tax Provision          $ 8,940,000   $2,630,000   $(4,321,000)
                                 ==========    =========     =========

In February 2003, the Company continued its Canadian subsidiary into the U.S. and domesticated it as a Limited Liability Company (LLC). A current tax benefit for a portion of the LLC's losses has been recorded.

On May 16, 2003, the Company acquired all of the outstanding stock of DMI and subsidiaries (Note 2-Business Combinations). The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded. A provision for deferred foreign income taxes of approximately $6.8 million was recorded related to indefinite lived intangible assets.

Concurrent with the acquisition, a deemed distribution occurred of approximately $39 million representing the accumulated earnings and profits of the Medical and Veterinary Schools through the date of the acquisition.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of June 30, 2003, cumulative post-acquisition undistributed earnings were approximately $1.3 million.

As described in Note 4 above, during the second quarter of fiscal 2003, the Company assessed the expected future results of its DeVry University Canadian operations. The assessment also included an analysis of the previously recorded Canadian net deferred tax assets, which were primarily comprised of net operating loss carryforwards and property and equipment tax basis in excess of book basis. Based upon its estimates of future cash flows and taxable income associated with the Canadian operations, the Company determined that, with respect to the realization of the deferred tax asset, a valuation allowance for 100 percent of the Canadian deferred tax assets was appropriate in the second quarter. This resulted in an additional income tax provision in the second quarter ended December 31, 2002 of approximately $6.5 million.

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

The effect of the above actions associated with the Canadian investment and operations is a net tax benefit of approximately $8.1 million, categorized as "Non-recurring Tax Benefits" in the Consolidated Statements of Income.

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

NOTE 6: LONG TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc.
(GEI), a subsidiary newly formed in relation to the acquisition of DMI
(Note 2).  This long- term debt consists of the following at June 30, 2003:

                                                               Effective
                                           Outstanding       Interest Rate
                                               Debt        at June 30, 2003
                                          ------------     ----------------
      Revolving Credit Agreement (a):
          DeVry Inc. as borrower          $115,000,000          2.7888%
          GEI as borrower                   50,000,000          2.5275%
                                           -----------          -------
          Total                           $165,000,000          2.7096%
                                           -----------          -------
      Senior Notes (b):
          DeVry Inc. as borrower          $ 75,000,000          2.5400%
          GEI as borrower                   50,000,000          2.5400%
                                           -----------          -------
          Total                           $125,000,000          2.5400%
                                           -----------          -------
      Total long term debt                $290,000,000          2.6365%
                                           -----------          -------

      (a)The revolving credit facility became effective on May 16, 2003 and replaced another revolving credit agreement in effect at that time. Borrowings and letters of credit under this agreement cannot exceed $175,000,000 in total. DeVry Inc. aggregate commitments cannot exceed $125,000,000 and GEI aggregate commitments cannot exceed $50,000,000. All borrowings and letters of credit under the revolving credit agreement mature on July 1, 2006. At June 30, 2004, the aggregate borrowings under this agreement will not be allowed to exceed $150,000,000. Subsequent to June 30, 2004, there are no other required payments. As a result of the agreement extending beyond one year, all borrowings not exceeding the June 30, 2004 limitation are classified as long term. DeVry Inc. letters of credit outstanding under this agreement were $3,520,000 as of June 30, 2003. As of June 30, 2003, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at either the prime rate or a Eurodollar LIBOR rate plus 1.50%, at the option of the Company. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to .30% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon the Company's achievement of certain financial ratios.

      Subsequent to June 30, 2003, the Company repaid $20,000,000 of the borrowings under the revolving credit facility.

      There were no outstanding borrowings under the former revolving loan agreement at June 30, 2002. Letters of credit outstanding under this former agreement were $2,501,000 as of June 30, 2002.

      (b) The Senior Note agreement was entered into on May 16, 2003. All borrowings under this agreement are due on April 30, 2010 and there are no required installment payments. A prepayment penalty exits during the first two years of this note agreement. As of June 30, 2003, outstanding borrowings under this agreement bear interest, payable quarterly, at the 90 day LIBOR Eurodollar rate plus 1.25%

Both the revolving credit agreement and the Senior Notes contain certain covenants that, among other things, require maintenance of certain financial ratios as defined in the agreements. These financial ratios include maintaining a minimum level of consolidated net worth, a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a Composite Department of Education Financial Responsibility ratio. Failure to maintain any of these ratios or to violate other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings.

The stock of certain of the subsidiaries of the Company is pledged as collateral for the borrowings under the revolving credit facility and the Senior Notes.

In connection with entering into the two new borrowing agreements in May 2003, the Company incurred $3,986,000 of financing costs that were deferred. These costs are being amortized over the initial three year life of the revolving credit facility and the seven year life of the Senior Notes based on the ratio of the respective borrowings to the total borrowings. Amortization of the deferred costs, which is included in interest expense for the year ended
June 30, 2003, was $125,000.

NOTE 7: EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
------------------------------
All employees who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Matching contributions under the plan were approximately $2,502,000, $2,293,000 and $2,083,000 in 2003, 2002 and 2001, respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $4,747,000, $4,484,000 and $4,363,000 in 2003, 2002
and 2001, respectively. Employees of DMI and Ross University participate in a separate plan and receive a company contribution of 5% of total eligible compensation.

Employee Stock Purchase Plan
----------------------------
Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2003, 2002 and 2001.

Post-employment Benefits
------------------------
During the quarter ended December 31, 2002, the Company completed new employment agreements with its co-Chief Executive Officers. These agreements provide certain post-employment benefits that require accrual over the expected future service period. For the year ended June 30, 2003 the Company recorded an expense accrual of approximately $2.5 million related to these agreements. This accrual is based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.25% rate and using the sinking fund accrual method.

NOTE 8: SHAREHOLDERS' EQUITY

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

At June 30, 2003, 3,395,947 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

-----------------------------
A summary of activity under the stock option plans is as follows:

                                                       Options Outstanding
                                                     ------------------------
                                                                     Weighted
                                            Shares                    Average
                                          Available     Number       Exercise
                                          for Grant  Outstanding        Price
                                          -----------------------    --------
Balance at June 30, 2000                  1,885,890    1,938,066       $13.38
 Options Granted                           (318,350)     318,350       $32.45
 Options Exercised                               -      (118,819)       $9.69
 Options Canceled                            38,309      (38,309)      $20.63
 Unissued and Expired                        (8,990)           -            -
                                          -----------------------------------
Balance at June 30, 2001                  1,596,859    2,099,288       $16.35
 Options Granted                           (390,300)     390,300       $34.55
 Options Exercised                               -      (149,225)       $8.15
 Options Canceled                            37,022      (37,022)      $24.09
 Unissued and Expired                        (6,590)           -            -
                                          -----------------------------------
Balance at June 30, 2002                  1,236,991    2,303,341       $19.84
 Options Granted                           (464,650)     464,650       $17.15
 Options Exercised                               -      (136,305)       $5.20
 Options Canceled                           110,267     (110,267)      $27.57
 Unissued and Expired                        (8,080)           -            -
                                          -----------------------------------
Balance at June 30, 2003                    874,528    2,521,419       $19.80
                                          ===================================

A summary of outstanding and exercisable stock options as of June 30, 2003, is as follows:
                         Options Outstanding              Options Exercisable
                  ----------------------------------    ----------------------
                               Weighted
                                Average     Weighted                  Weighted
   Range of                    Remaining     Average                   Average
   Exercise       Number of   Contractual   Exercise    Number of     Exercise
    Prices          Shares        Life        Price      Shares         Price
 -----------------------------------------------------------------------------
  $3.24- 6.28      347,284         1.56       $4.19      347,284         $4.19

 $11.19-18.00      916,136         6.42      $15.10      459,136        $13.08

 $19.81-22.69      619,459         5.41      $21.32      454,789        $21.33

 $24.00-31.75      267,820         7.20      $31.12      111,640        $30.98

 $33.88-38.81      370,720         8.08      $35.31       93,970        $35.66
                 -------------------------------------------------------------
  $3.24-38.81    2,521,419         5.83      $19.80    1,466,819        $16.34
                 =============================================================

NOTE 9:  COMMITMENTS AND CONTINGENCIES

DeVry University and Becker Conviser lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2003, are as follows:

         Year Ended
         June 30,                       Amount
         ----------                  ------------
           2004                       $35,600,000
           2005                        32,600,000
           2006                        30,800,000
           2007                        29,000,000
           2008                        28,200,000
          Thereafter                  147,900,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2003, 2002 and 2001, were $41,142,000, $34,660,000 and $31,940,000, respectively.

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

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed.

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

The Company has recorded approximately $1 million associated with estimated loss contingencies at June 30, 2003. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses had engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Although there are no current discussions underway with the Ministry, based upon its previous discussions, the Company believes that there will be no significant monetary liability.

Ross University is required to pay various fees in consideration of operating in the Caribbean countries of Dominica and St. Kitts/Nevis.

NOTE 10:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail in "Note 1-Summary of Significant Accounting Policies" under "Nature of Operations." The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional examination review and training operations including Becker Conviser Professional Review and Center for Corporate Education (Professional and Training) and the Ross University medical and veterinary school operations (Ross University).

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

The segments as described above have changed from those previously reported. As described in "Note 2-Business Combinations", the Company acquired Ross University on May 16, 2003. Accordingly, the reportable segments of the Company for fiscal 2003 have been increased to three to reflect this acquisition.

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

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2003, 2002 and 2001. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.


                                              For the Year Ended June 30,
                                        ------------------------------------------------
                                            2003              2002              2001
                                        ------------------------------------------------
Revenues:
   DeVry University                     $626,747,000      $610,495,000      $535,841,000
   Professional and Training              43,401,000        37,639,000        32,336,000
   Ross University                         9,431,000                -                 -
                                         -----------       -----------       -----------
      Total Consolidated Revenues       $679,579,000      $648,134,000      $568,177,000
                                         -----------       -----------       -----------
Operating Income:
   DeVry University                     $ 73,774,000      $102,503,000      $ 93,865,000
   Professional and Training              13,801,000        10,507,000         6,957,000
   Ross University                         3,552,000                -                 -
   Reconciling Items:
     Amortization Expense                 (2,574,000)         (811,000)       (3,904,000)
     Interest Expense                     (1,280,000)         (807,000)         (400,000)
     Depreciation and Other                 (816,000)         (763,000)         (603,000)
                                         -----------       -----------       -----------
      Total Consolidated Income
       before Income Taxes              $ 86,457,000      $110,629,000      $ 95,915,000
                                         -----------       -----------       -----------
Segment Assets:
   DeVry University                     $394,575,000      $385,582,000      $307,172,000
   Professional and Training              65,914,000        62,496,000        61,558,000
   Ross University                       373,273,000                -                 -
   Corporate                              22,882,000        19,550,000        22,945,000
                                         -----------       -----------       -----------
      Total Consolidated Assets         $856,644,000      $467,628,000      $391,675,000
                                         -----------       -----------       -----------






NOTE 10:  SEGMENT INFORMATION, continued

Additions to Long-lived Assets:
   DeVry University                     $ 42,678,000      $ 85,268,000      $ 76,540,000
   Professional and Training                 172,000           605,000         8,965,000
   Ross University                       331,656,000                -                 -
                                         -----------       -----------       -----------
      Total Consolidated Additions
       to Long-lived Assets             $374,506,000      $ 85,873,000      $ 85,505,000
                                         -----------       -----------       -----------
   Reconciliation to Consolidated
    Financial Statements:
     Capital Expenditures               $ 43,762,000      $ 85,873,000      $ 76,933,000
     Capital Assets Acquired (Note 2)     21,986,000                -                 -
     Purchase of Goodwill and
        Intangible Assets (Note 2)       308,758,000                -          8,572,000
                                         -----------       -----------       -----------
     	 Total Increase in Consolidated
          Long-lived Assets             $374,506,000      $ 85,873,000      $ 85,505,000
                                         -----------       -----------       -----------
Depreciation Expense:
   DeVry University                     $ 36,364,000      $ 31,421,000      $ 27,018,000
   Professional and Training                 384,000           531,000           472,000
   Ross University                           229,000                -                 -
   Corporate                                 781,000           773,000           642,000
                                         -----------       -----------       -----------
      Total Consolidated Depreciation   $ 37,758,000      $ 32,725,000      $ 28,132,000
                                         -----------       -----------       -----------
Amortization Expense:
   DeVry University                     $     31,000      $     31,000      $  1,059,000
   Professional and Training                 738,000           780,000         2,845,000
   Ross University                         1,805,000                -                 -
                                         -----------       -----------       -----------
      Total Consolidated Amortization   $  2,574,000      $    811,000      $  3,904,000
                                         -----------       -----------       -----------

The Company conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. International revenues, which are derived principally from Canada, Dominica and St. Kitts/Nevis, were less than 5% of total revenues for the years ended June 30, 2003, 2002 and 2001. Revenues and long-lived assets by geographic area are as follows:


                                               For the Year Ended June 30,
                                       --------------------------------------------
                                           2003              2002           2001
                                       --------------------------------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $649,244,000	$623,374,000   $542,611,000
  International Operations              30,335,000	  24,760,000     25,566,000
                                       -----------       -----------    -----------
  Consolidated                        $679,579,000	$648,134,000   $568,177,000
                                       -----------       -----------    -----------
Long-lived Assets:
  Domestic Operations                 $362,194,000	$339,797,000   $291,753,000
  International Operations             324,763,000        10,004,000     11,295,000
                                       -----------       -----------    -----------
  Consolidated                        $686,957,000	$349,801,000   $303,048,000
                                       -----------       -----------    -----------

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 11:  RELATED PARTIES

One of the Company's Directors is also an investor in and a director of a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm during fiscal 2003 and 2002 were approximately $4.1 million and $3.5 million, respectively.

The chairman of the board and another director of a consulting firm that specializes in solutions for higher education institutions are Directors of the Company. The Company's Chairman of the Board is an investor in this consulting firm. The Company did not utilize any services from this consulting firm during fiscal 2003.

NOTE 12:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2003 and 2002, are as follows. Effective May 16, 2003 the Company acquired all of the outstanding shares of capital stock of Dominica Management, Inc. (DMI) (Note 2-Business Combinations). The results of DMI's operations are included in the consolidated financial statements of the Company for the period May 16, 2003 through June 30, 2003.

		(Dollars in Thousands, Except for Per Share Amounts)

2003                                       Quarter
----                       --------------------------------------     Total
                             First    Second     Third    Fourth       Year
                           -------------------------------------------------
Revenues                   $163,269  $172,548  $169,367  $174,395   $679,579
Income Before Interest
 and Taxes                   18,641    23,797    24,341    20,958     87,737
Net Income                   11,156    22,951    14,892    12,149     61,148
Earnings per Common Share
     Basic                     0.16      0.33      0.21      0.17       0.87
     Diluted                   0.16      0.33      0.21      0.17       0.87

2002                                       Quarter
----                       --------------------------------------     Total
                             First    Second     Third    Fourth       Year
                           -------------------------------------------------
Revenues                   $154,632  $166,675  $164,814  $162,013   $648,134
Income Before Interest
 and Taxes                   23,389    30,686    30,451    26,910    111,436
Net Income                   14,078    18,419    18,367    16,191     67,055
Earnings per Common Share
     Basic                     0.20      0.26      0.26      0.23       0.96
     Diluted                   0.20      0.26      0.26      0.23       0.95

NOTE 13:  SUBSEQUENT EVENTS

Subsequent to June 30, 2003, the Company entered into several interest rate cap agreements to protect approximately one third of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These interest rate cap agreements protect the portion of the Company's debt which is covered by these agreements from increases in short-term interest rates above 3.5%. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

In August 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed a letter of intent with RCC College of Technology ("RCC") that will enable DeVry to phase out its operations at its Toronto campus commencing with the term that begins in November 2003. Subject to the Company entering into a definitive agreement and approval by the Ontario Provincial Ministry, DeVry University's Toronto campus will no longer admit new students and will contract with RCC to manage the completion of programs of study for the current student body in Toronto. The letter of intent also makes provisions for the acquisition of DeVry assets and the use of certain portions of DeVry curriculum under the RCC brand name.


                                   DEVRY INC.

                                  SCHEDULE II

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

               For the Years Ended June 30, 2003, 2002 and 2001
                             (Dollars in Thousands)


                                         Balance at    Charged to   Charged to                 Balance at
Description of Allowances                Beginning     Costs and       Other      Deductions     End of
and Reserves                             of Period      Expenses     Accounts       <F4>         Period
----------------------------------------------------------------------------------------------------------
2003
----
Deducted from accounts receivable
 for refunds                                $   222       $20,286       $    -       $20,270      $   238

Deducted from accounts receivable
 for uncollectible accounts                  13,668        13,107          618 <F1>   10,369       17,024

Deducted from notes receivable for
 uncollectible notes                            679           853           27 <F2>        4        1,555

For loss on disposition of inventory             63           491            -           527           27

For loss on DeVry capital contributions
 to Perkins loan program                      2,706           295            -             -        3,001

Deducted from deferred tax assets for
 loss of realizable value                         -         6,493        1,446 <F3>        -        7,939

2002
----
Deducted from accounts receivable
 for refunds                                $   215       $20,104            -       $20,097      $   222

Deducted from accounts receivable
 for uncollectible accounts                  12,149        13,608            -        12,089       13,668

Deducted from notes receivable for
 uncollectible notes                            227           452            -             -          679

For loss on disposition of inventory            132            12            -            81           63

For loss on DeVry capital contributions
 to Perkins loan program                      2,592           114            -             -        2,706

2001
----
Deducted from accounts receivable
 for refunds                                $   117       $18,184            -       $18,086      $   215

Deducted from accounts receivable
 for uncollectible accounts                   9,235        11,119            -         8,205       12,149

Deducted from notes receivable for
 uncollectible notes                              4           223            -             -          227

For loss on disposition of inventory            112            74            -            54          132

For loss on DeVry capital contributions
 to Perkins loan program                      2,346           246            -             -        2,592

<F1> This amount is comprised of the opening balances of acquired businesses charged to
      Goodwill of $540 and the effect of foreign currency translation charged to Accumulated Other
      Comprehensive Income of $78.
<F2> Effect of foreign currency translation charged to Accumulated Other Comprehensive Income.
<F3> This amount includes $542 charged to Goodwill in purchase accounting and $904 charged to Accumulated Other Comprehensive Income for the effect of foreign currency translation.
<F4> Write-offs of uncollectible amounts or inventory.

                 Report of Independent Auditors


To the Board of Directors and Shareholders of DeVry Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. (the "Company") and its subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 2001, the Company adopted Statement of
Financial Accounting Standards No. 142, "Goodwill and Intangible
Assets."



PricewaterhouseCoopers LLP
Chicago, Illinois
August 15, 2003, except for Note 13, as to which the date is September 3, 2003

                                 PART III
                                 --------

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2003, and is incorporated herein by reference. Information regarding executive officers is included on pages 59 through 65 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings is included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 18, 2003, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2003, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2003, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2003, and is incorporated herein by reference.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------
Information regarding fees for the part two years for professional services rendered by the auditors of the Company's annual financial statements is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 18, 2003, and is incorporated herein by reference.

                                 PART  IV
                                 --------

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------
(a)  The following documents are filed as part of this report:
     (1)  Financial Statements
     The required financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 95 through 131 of this Form 10-K.

     (2)  Supplemental Financial Statement Schedules
     The required supplemental schedule of the Company and its subsidiaries is included in Part II, Item 8 on page 130 of this Form 10-K.

     (3)  Exhibits
     A complete listing of exhibits is included on pages 137 through 139 of this Form 10-K.

(b)  Reports on Form 8-K
     During the fourth quarter of the fiscal year, the Company filed the following reports on Form 8-K:

          (1) June 2, 2003 reporting the credit agreements completed by the Company in conjunction with the acquisition of Dominica Management, Inc.

          (2) May 23, 2003 reporting the completion of the acquisition of Dominica Management, Inc. which owns and operates Ross University.

          (3) April 23, 2003 reporting the Company's earnings for its third fiscal quarter and DeVry University enrollments for the spring term.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)


YEAR ENDED JUNE 30,                                2003      2002     2001      2000      1999
-------------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                       $679,579  $648,134 $568,177  $490,589  $406,321
  Depreciation                                     37,758    32,725   28,132    21,545    16,109
  Amortization of Intangible Assets                 2,574       811    3,904     3,706     1,675
  Earnings Before Interest and Taxes (EBIT)        87,737   111,436   96,315    79,483    63,410
  EBIT as a Percent of Revenues                      12.9%     17.2%    17.0%     16.2%     15.6%
  Interest Expense                                  1,280       807      400     1,409       300
  Net Income                                       61,148    67,055   57,776    47,781    38,830
  Change from Prior Year in Net Income               -8.8%     16.1%    20.9%     23.1%     26.4%
  Diluted Earnings per Common Share (EPS)            0.87      0.95     0.82      0.68      0.55
  Shares Used in Calculating Diluted EPS
   (in Thousands)                                  70,336    70,594   70,662    70,390    70,454
FINANCIAL POSITION:
  Cash and Cash Equivalents                       108,699    59,685   29,213    25,851    31,848
  Total Assets                                    856,644   467,628  391,675   327,079   260,691
  Total Funded Debt                               290,000         -        -         -         -
  Total Shareholders' Equity                      415,667   353,546  284,671   225,139   175,305
OTHER SELECTED DATA:
  Cash Provided by Operating Activities            98,251   115,323   87,599    72,742    54,567
  Capital Expenditures                             43,762    85,873   76,933    40,797    44,819
  DeVry University Fall Term
      Student Enrollment                           56,080    57,521   54,482    49,351    43,458
  Shares Outstanding at Year-end
      (in Thousands)                               70,022    69,899   69,755    69,642    69,414
  Closing Price of Common Stock
      at Year-end                                   23.29     22.84    36.12     26.44     22.38
  Price Earnings Ratio on Common Stock <F1>            27        24       44        39        41

<F1> Computed on trailing four quarters of earnings per common share.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVRY INC.



 Date:  September 24, 2003              By /s/Dennis J. Keller
                                           ---------------------
                                           Dennis J. Keller
                                           Chairman and co-Chief
                                           Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                     Title                              Date
---------                     -----                              ----


/s/Dennis J. Keller
-------------------
Dennis J. Keller              Chairman, co-Chief Executive
                              Officer and Director               9/24/03


/s/Ronald L. Taylor
-------------------
Ronald L. Taylor              President, co-Chief Executive
                              Officer and Director               9/24/03


/s/Norman M. Levine
-------------------
Norman M. Levine              Senior Vice President, Chief
                              Financial Officer, and
                              Principal Accounting Officer
                                                                 9/24/03



/s/Charles A. Bowsher
---------------------
Charles A. Bowsher            Director                           9/16/03




/s/David S. Brown
-----------------
David S. Brown                Director                           9/15/03

                          ----------------------

Signature                     Title                              Date
---------                     -----                              ----


/s/Frederick A. Krehbiel
------------------------
Frederick A. Krehbiel         Director                           9/15/03



/s/Robert C. McCormack
----------------------
Robert C. McCormack           Director                           9/22/03



/s/Julie A. McGee
-----------------
Julie A. McGee                Director                           9/24/03



/s/Hugo J. Melvoin
------------------
Hugo J. Melvoin               Director                           9/15/03



/s/Harold T. Shapiro
--------------------
Harold T. Shapiro             Director                           9/16/03

                             INDEX TO EXHIBITS
                             -----------------


Exhibit                                 Sequentially     Incorporated by
Number             Exhibit              Numbered Page      Reference to
------             -------              -------------      ------------


 2(a)    Stock Purchase Agreement and                  Exhibit 2 to the
         amendments regarding                          Company's Form 8-K
         purchase of Dominica                          filed May 23, 2003
         Management, Inc. dated as of
         March 19, 2003

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

 3(c)    Amended and Restated By-Laws                  Exhibit 3(d) to
         of the Registrant                             Amendment #1 of the
                                                       Company's Form S-1,
                                                       #33-40151 dated
                                                       May 21, 1991

 4(a)    Credit Agreement, dated as                    Exhibits 4.1, 4.2
         of May 16, 2003, between                      and 4.3 to the
         DeVry Inc. and Global                         Company's Form 8-K
         Education International,                      filed June 2, 2003
         Inc. as borrowers, and
         certain financial
         institutions and Bank of
         America N.A. as lenders

 4(b)    Note Purchase Agreement,                      Exhibits 4.4 and
         dated as of May 16, 2003,                     4.5 to the
         between DeVry Inc. and                        Company's Form 8-K
         Global Education                              filed on June 2,
         International, Inc. as                        2003
         borrowers, and certain
         financial institutions as
         lenders.

Exhibit                                 Sequentially     Incorporated by
Number             Exhibit              Numbered Page      Reference to
------             -------              -------------      ------------


 10(a)   Registrant's Amended and                      Exhibit 10.1 to the
         Restated Stock Incentive                      Company's Form S-3,
         Plan                                          #333-22457 dated
                                                       February 27, 1997

 10(b)   Registrant's 1991 Stock                       Exhibit 10.3 to the
         Incentive Plan                                Company's Form S-3,
                                                       #333-22457 dated
                                                       February 27, 1997

 10(c)   Registrant's 1994 Stock                       Exhibit 10.2 to the
         Incentive Plan                                Company's Form S-3,
                                                       #333-22457 dated
                                                       February 27, 1997

 10(d)   Registrants' 1999 Stock                       Exhibit 10(d) to
         Incentive Plan                                the Company's Form
                                                       10-K for the year
                                                       ended June 30, 2000

 10(e)   Amended and Restated DeVry                    Exhibit 10(e) to
         Inc. 1999 Stock Incentive                     the Company's Form
         Plan                                          10-K for the year
                                                       ended June 30, 2002

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

Exhibit                                Sequentially    Incorporated by
Number   Exhibit                       Numbered Page     Reference to
------   -------                       -------------     ------------


 10(k)   Employee Stock Purchase Plan                  Exhibit 10(f) to
                                                       the Company's Form
                                                       S-3, #33-58636
                                                       dated February 22,
                                                       1993

 10(l)   First Amendment to Employee                   Exhibit 10(h) to
         Stock Purchase Plan                           the Company's Form
                                                       10-K for the year
                                                       ended June 30, 1994

 10(m)   Deferred Compensation Plan                    Exhibit 10(k) to
                                                       the Company's Form
                                                       10-K for the year
                                                       ended June 30, 1999

 10(n)   Form of Indemnification                       Exhibit 10(d) to
         Agreement between the                         the Company's Form
         Registrant and its Directors        140       S-1, #33-40151
                                                       dated April 24,
                                                       1991

 10(o)   Employment Agreement between                  Exhibit 10(a) to
         the registrant and each of                    the Company's Form
         Dennis J. Keller and Ronald                   10-Q for the
         L. Taylor                                     quarter ended
                                                       December 31, 2002

 10(p)   Senior Advisor Agreement                      Exhibit 10(b) to
         between the registrant and                    the Company's Form
         each of Dennis J. Keller and                  10-Q for the
         Ronald L. Taylor                              quarter ended
                                                       December 31, 2002

 10(q)   Employment Agreement between
         the registrant and Daniel M.
         Hamburger                           152

  21     Subsidiaries of the
         Registrant                          159

  23     Consent of Pricewaterhouse-
         Coopers LLP, independent
         auditors                            161

  31     Rule 13a-14(a)/15d-14(a)
         Certifications                      162

  32     Section 1350 Certifications         168