Form 10-Q
period 2003-09-30
DEVRY INC
filed 2003-11-10
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly month period ended September 30, 2003


                Commission file number 1-13988



                          DeVRY INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




         DELAWARE                               36-3150143
-------------------------------         -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)


       One Tower Lane, Oakbrook Terrace, Illinois 60181
-----------------------------------------------------------
(Address of principal executive offices)         (Zip Code)




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

                          YES   X



Number of shares of Common Stock, $0.01 par value, outstanding on October 31, 2003: 70,042,082



Total number of pages: 36

                          DeVRY INC.
                          ----------
                       FORM 10-Q INDEX
           For the Quarter Ended September 30, 2003

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     September 30, 2003, June 30, 2003,
     and September 30, 2002                               3-4

   Consolidated Statements of Income
     for the quarters ended
     September 30, 2003 and 2002                          5

   Consolidated Statements of Cash
     Flows for the three months ended
     September 30, 2003 and 2002                          6

   Notes to Consolidated Financial
     Statements                                           7-19

 Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                        20-25

 Item 3. Quantitative and Qualitative
         Disclosures about Market Risk                    25-26

 Item 4. Disclosure Controls and Procedures               26


Part II.  Other Information

 Item 1. Legal Proceedings                                27

 Item 6. Exhibits and Reports on Form 8-K                 28


SIGNATURES                                                29

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   September 30,   June 30,  September 30,
                                      2003           2003       2002
                                   ------------  ----------- ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $139,522     $108,699     $ 97,046
    Restricted Cash                   21,348       14,052       25,894
    Accounts Receivable, Net          50,888       24,275       54,149
    Inventories                        3,072        4,315        3,347
    Deferred Income Taxes             11,358       11,358        5,448
    Prepaid Expenses and Other         9,990        6,988        4,176
                                     -------      -------      -------
       Total Current Assets          236,178      169,687      190,060
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              59,875       59,888       58,937
    Buildings                        190,818      188,320      174,890
    Equipment                        210,384      207,405      179,503
    Construction In Progress          12,339       12,662          823
                                     -------      -------      -------
                                     473,416      468,275      414,153

    Accumulated Depreciation        (189,569)    (182,921)    (155,231)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              283,847      285,354      258,922
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            96,475      103,330       35,510
    Goodwill                         283,298      280,979       42,391
    Deferred Income Taxes                 -            -         1,504
    Perkins Program Fund, Net         11,291       11,291       10,617
    Other Assets                       5,665        6,003        2,084
                                     -------      -------      -------
       Total Other Assets            396,729      401,603       92,106
                                     -------      -------      -------
TOTAL ASSETS                        $916,754     $856,644     $541,088
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   September 30,   June 30,  September 30,
                                      2003           2003       2002
                                   ------------  ----------- ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $     -      $ 15,000     $     -
    Accounts Payable                  36,272       34,094       30,173
    Accrued Salaries, Wages &
      Benefits                        38,012       30,791       35,983
    Accrued Expenses                  28,836       31,767       20,522
    Advance Tuition Payments           8,870       10,568       12,893
    Deferred Tuition Revenue          87,479       16,291       66,336
                                     -------      -------      -------
       Total Current Liabilities     199,469      138,511      165,907
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                   138,000      150,000           -
    Senior Debt                      125,000      125,000           -
    Deferred Income Taxes             13,049       13,049           -
    Deferred Rent and Other           14,689       14,417       10,593
                                     -------      -------      -------
       Total Other Liabilities       290,738      302,466       10,593
                                     -------      -------      -------
TOTAL LIABILITIES                    490,207      440,977      176,500
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,040,257, 70,021,513  and
    69,922,793, Shares Issued and
    Outstanding at September 30,
    2003, June 30, 2003 and
    September 30, 2002,
    Respectively                         701          701          700
  Additional Paid-in Capital          67,678       67,288       66,478
  Retained Earnings                  357,467      346,975      296,983
  Accumulated Other Comprehensive
    Income                               701          703          427
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           426,547      415,667      364,588
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $916,754     $856,644     $541,088
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                            DEVRY INC.
                CONSOLIDATED  STATEMENTS  OF  INCOME
         (Dollars in Thousands Except for Per Share Amounts)
                           (Unaudited)

                                       For The Quarter Ended
                                           September 30,

                                          2003        2002
                                       --------    --------
REVENUES:

   Tuition                             $177,594    $151,155
   Other Educational                     11,585      12,029
   Interest                                  57          85
                                        -------     -------
      Total Revenues                    189,236     163,269
                                        -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         104,450      92,171
   Student Services and
    Administrative Expense               67,949      52,457
   Interest Expense                       2,156          47
                                        -------     -------
      Total Costs and Expenses          174,555     144,675
                                        -------     -------
Income Before Income Taxes               14,681      18,594

Income Tax Provision                      4,189       7,438
                                        -------     -------
NET INCOME                             $ 10,492    $ 11,156
                                        =======     =======

EARNINGS PER COMMON SHARE
   Basic                                  $0.15       $0.16
                                        =======     =======
   Diluted                                $0.15       $0.16
                                        =======     =======











The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Quarter
                                                     Ended September 30,
                                                       2003        2002
                                                     ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 10,492    $11,156
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                       9,119      8,603
     Amortization of Intangible Assets                  3,385        182
     Amortization of Other Assets                         264         10
     Provision for Refunds and
      Uncollectible Accounts                            9,579      9,034
     Deferred Income Taxes                                 -         297
     Loss on Disposals and Adjustments to
      Land, Buildings and Equipment                        67        146
     Changes in Assets and Liabilities:
         Restricted Cash                               (7,296)    (6,630)
         Accounts Receivable                          (36,192)   (37,013)
         Inventories                                    1,243      1,560
         Prepaid Expenses And Other                    (2,690)    (2,041)
         Accounts Payable                               2,178     (6,111)
         Accrued Salaries, Wages,
          Expenses and Benefits                         4,290     17,267
         Advance Tuition Payments                      (1,698)    (2,990)
         Deferred Tuition Revenue                      71,188     54,049
                                                      -------     ------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            63,929     47,519
                                                      -------     ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (7,679)   (10,044)
  Adjustment to Payment for Purchase of Business        1,185         -
                                                      -------     ------
  NET CASH USED IN INVESTING ACTIVITIES:               (6,494)   (10,044)
                                                      -------     ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 390        133
  Repayments Under Revolving Credit Facility          (27,000)        -
                                                      -------     ------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES (26,610)       133

Effects of Exchange Rate Differences                       (2)      (247)
                                                      -------     ------
NET INCREASE IN CASH AND CASH EQUIVALENTS              30,823     37,361

Cash and Cash Equivalents at Beginning
 of Period                                            108,699     59,685
                                                      -------     ------
Cash and Cash Equivalents at End of Period           $139,522    $97,046
                                                      =======     ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                      $1,600        $49
  Income Tax Payments During the Period, Net            8,427         30

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
          	     For the Quarter Ended September 30, 2003

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. The June 30, 2003 data which is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.

The results of operations for the three months ended September 30, 2003, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Included in the accounts payable balance is $21.6, $15.2 and $17.7 million at September 30, 2003, June 30, 2003 and September 30, 2002, respectively, for checks issued but not yet cleared through the Company's bank accounts.

Derivative Instruments and Hedging Activities
---------------------------------------------
All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship.

The Company's only hedging contracts at September 30, 2003, are purchased interest rate caps (see Note 5 - Long term Debt). The effective portion of the gain or loss of the interest rate caps, which are designated as cash flow hedges, is first reported as a component of Other Comprehensive Income. These amounts are reclassified and recognized into earnings upon the recognition of the interest related to the hedged long-term debt. Any ineffectiveness in a hedging relationship is recognized immediately into earnings. There was no significant change in the fair market value of the interest rate cap during the three months ended September 30, 2003.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $13,790,000, $12,349,000 and $8,500,000 as of September 30, 2003, June 30, 2003 and September 30, 2002, respectively. Capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were (gross) $2,305,000 at September 30, 2003 and June 30, 2003, and $1,849,000 at September 30, 2002

Post-employment Benefits
------------------------
The Company's employment agreements with its co-Chief Executive Officers provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2002. The Company recorded expense accruals of approximately $445,000 for the three months ended September 30, 2003 and $2.5 million for the year ended June 30,2003, related to these agreements. This accrual is based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.25% rate and using the sinking fund accrual method.

Guarantees
----------
The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements as of September 30, 2003 or June 30, 2003.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is performing at its request in such capacity. The indemnification agreement period is for the

---------------------
officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements of September 30, 2003.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,030,000 and 69,910,000 for the first quarters ended September, 2003 and 2002, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,637,000 and 70,323,000 for the first quarters ended September 30, 2003 and 2002, respectively. Excluded from the computations of diluted earnings per share were options to purchase 1,160,000 and 1,358,000 shares of common stock for the first quarters ended September 30, 2003 and 2002, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the first quarter ended September 30, 2003, the Company granted options at fair market value to purchase up to 542,150 shares of the Company's common stock under the 1999 Stock Incentive Plan.

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," to stock-based employee compensation.

-----------------------------------
                                             For the Quarter Ended
                                                 September 30,
                                              2003           2002
                                            -------        -------
 Net Income as Reported                  $10,492,000    $11,156,000

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense        (773,000)      (572,000)
                                          ----------     ----------
 Pro Forma Net Income                    $ 9,719,000    $10,584,000
                                          ==========     ==========

Earnings per Common Share:

 Basic as Reported                             $0.15          $0.16

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense           (0.01)         (0.01)
                                                ----           ----
 Pro Forma Basic                               $0.14          $0.15
                                                ====           ====

 Diluted as Reported                           $0.15          $0.16

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense           (0.01)         (0.01)
                                                ----           ----
 Pro Forma Diluted                             $0.14          $0.15
                                                ====           ====

Comprehensive Income
--------------------
The Company's only item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment.
This change was immaterial for the quarters and three months ended September 30, 2003 and 2002.

NOTE 3: BUSINESS COMBINATIONS

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

During the first quarter of fiscal 2004, the Company recorded an adjustment to the purchase price of DMI based on a settlement of final working capital balances. This adjustment resulted in a reduction of $1,185,000 to the goodwill balance recorded for this acquisition. The Company also finalized the allocation of the purchase price of DMI in the first quarter of 2004. Based on a final purchase price allocation analysis performed for the Company by independent professional valuation specialists, the goodwill from this acquisition that was recorded at June 30, 2003, was increased by $3,470,000. Also, the Student Relationships amortizable intangible assets were reduced by $5,200,000 and the Ross Title IV Eligibility and Accreditations indefinite-lived intangible assets were increased by $1,730,000.

The following unaudited pro forma financial information presents the results of operations of the Company and DMI as if the acquisition had occurred at the beginning of fiscal 2003. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises:

                                        For the Quarter Ended
                                          September 30, 2002
                                             (Unaudited)
                                             -----------
	Revenues			    $177,841,000
	Net Income			      11,229,000
        Earnings per Common Share:
         Basic                                    $0.16
	 Diluted	 		          $0.16

NOTE 4:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                   As of September 30, 2003
                                            ----------------------------------
                                             Gross Carrying       Accumulated
                                                Amount           Amortization
                                            ----------------------------------
	Amortized Intangible Assets:
                Student Relationships         $47,500,000        $(5,008,000)
		License and Non Compete
                   Agreements                   2,600,000         (1,799,000)
                Class Materials                 2,900,000           (550,000)
                Other                             600,000           (425,000)
                                               ----------          ---------
                Total                         $53,600,000        $(7,782,000)
                                               ==========          =========
        Unamortized Intangible Assets:
                Trade Names                   $20,972,000
                Trademark                       1,645,000
		Ross Title IV Eligibility
                  And Accreditations           14,100,000
                Intellectual Property          13,940,000
                                               ----------
                Total                         $50,657,000
                                               ==========

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
                                               ==========

Amortization expense for amortized intangible assets was $3,385,000 and $182,000 for the three months ended September 30, 2003 and 2002, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

                    Fiscal Year
                        2004              $13,840,000
                        2005               14,030,000
                        2006                9,820,000
                        2007                6,720,000
                        2008                3,580,000

The original weighted-average amortization period for amortized intangible assets is five years for Student Relationships, six years for License and Non-compete Agreements, 14 years for Class Materials and six years for Other as of September 30, 2003. These intangible assets are being amortized on a straight-line basis except for the Student Relationships. The amount being amortized for these Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the amount being amortized at an annual rate for each of the five years of estimated economic life as follows:

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

The Company performs an annual analysis of potential impairment with the assistance of independent professional valuation specialists. Based on the results of this analysis, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2003 or 2002. The carrying amount of goodwill related to the DeVry University reportable segment at September 30, 2003 and 2002 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment at September 30, 2003 and 2002 was unchanged at $20,196,000. The carrying amount of goodwill related to the Ross University segment was $240,907,000 at September 30, 2003. This is an increase of $2,319,000 from the balance at June 30, 2003. This change is comprised of the following:

		Final Allocation of Purchase
                 Price (Note 3)                         $3,470,000
		Adjustment to Purchase Price
                 (Note 3)                               (1,185,000)
		Additional Acquisition Related
		  Costs					    34,000
                                                         ---------
                Total Adjustments                       $2,319,000
                                                         =========

NOTE 5:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the first quarter ended September 30, 2003 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of September 30, 2003, cumulative undistributed earnings were approximately $4.7 million.

NOTE 6: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc.
(GEI), a subsidiary newly formed in relation to the acquisition of DMI
(Note 3). This long-term debt consists of the following at September 30, 2003:

                                                                  Effective
                                            Outstanding       Interest Rate at
                                              Debt           September 30, 2003
                                           ------------      ------------------
   Revolving Credit Agreement (a):
           DeVry Inc. as borrower          $ 90,000,000            2.64%
           GEI as borrower                   48,000,000            2.64%
                                            -----------
           Total                           $138,000,000            2.64%
                                            -----------
   Senior Notes (b):
           DeVry Inc. as borrower          $ 75,000,000            2.54%
           GEI as borrower                   50,000,000            2.54%
                                            -----------
           Total                           $125,000,000            2.54%
                                            -----------
   Total long-term debt                    $263,000,000            2.59%
                                            ===========

During the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

These interest rate cap agreements are designated as cash flow hedging instruments and are intended to protect the portion of the Company's debt that is covered by these agreements from increases in short-term interest rates above 3.5%.

These cap agreements were purchased at fair market values totaling $512,000. This cost has been capitalized and is being amortized to earnings and recorded as interest expense over the 24 month lives of the agreements.

NOTE 7:  COMMITMENTS AND CONTINGENCIES

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

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. The Company has accrued amounts it believes represent its best estimate of the probable exposure associated with these matters.

In September 2003, the Company received a notice claiming patent-infringement from Acacia Research Corporation. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology is used by the Company through its online platform provider and is also used by many other companies in the delivery of online programs.

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

NOTE 8:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company presents three reportable segments: the DeVry University undergraduate and graduate operations
(DeVry University), the professional examination review and training operations including Becker Conviser Professional Review and Center for Corporate Education (Professional and Training) and the Ross
University medical and veterinary school operations (Ross University).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based, in part, upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

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

Following is a tabulation of business segment information for the three months ended September 30, 2003 and 2002. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                              For the Quarter Ended
                                                  September 30,
                                             2003              2002
Revenues:                                    ----              ----
   DeVry University                      $160,049,000      $154,458,000
   Professional and Training               10,302,000         8,811,000
   Ross University                         18,885,000                -
                                          -----------       -----------
      Total Consolidated Revenues        $189,236,000      $163,269,000
                                          -----------       -----------
Operating Income:
   DeVry University                       $10,106,000       $17,086,000
   Professional and Training                2,656,000         1,927,000
   Ross University                          7,661,000                -
   Reconciling Items:
     Amortization Expense                  (3,396,000)         (192,000)
     Interest Expense                      (2,156,000)          (47,000)
     Depreciation and Other                  (190,000)         (180,000)
                                           ----------        ----------
      Total Consolidated Income
       before Income Taxes                $14,681,000       $18,594,000
                                           ----------        ----------
Segment Assets:
   DeVry University                      $451,986,000      $447,276,000
   Professional and Training               72,198,000        74,754,000
   Ross University                        387,388,000                -
   Corporate                                5,182,000        19,058,000
                                          -----------       -----------
      Total Consolidated Assets          $916,754,000      $541,088,000
                                          -----------       -----------
Additions to Long-lived Assets:
   DeVry University                        $6,146,000       $10,030,000
   Professional and Training                    9,000            14,000
   Ross University                          1,524,000                -
                                            ---------        ----------
     Total Consolidated Additions
       to Long-lived Assets                $7,679,000       $10,044,000
                                            ---------        ----------
Depreciation Expense:
   DeVry University                        $8,363,000        $8,314,000
   Professional and Training                   80,000            94,000
   Ross University                            481,000                -
   Corporate                                  195,000           195,000
                                            ---------         ---------
      Total Consolidated Depreciation      $9,119,000        $8,603,000
                                            ---------         ---------
Amortization Expense:
   DeVry University                        $    8,000          $  8,000
   Professional and Training                  185,000           184,000
   Ross University                          3,203,000                -
                                            ---------           -------
      Total Consolidated Amortization      $3,396,000          $192,000
                                            ---------           -------

The Company conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5% of total revenues for the quarters ended September 30, 2003 and 2002. Revenues and long-lived assets by geographic area are as follows:

                                             For the Quarter Ended
                                                 September 30,
                                            2003              2002
                                            ----              ----
Revenues from Unaffiliated Customers:
  Domestic Operations                	$166,047,000      $158,281,000
  International Operations:
     Dominica and St. Kitts/Nevis         18,885,000                -
     Other                                 4,304,000         4,988,000
                                         -----------       -----------
   Total International Operations         23,189,000         4,988,000
                                         -----------       -----------
Consolidated                            $189,236,000      $163,269,000
                                         ===========       ===========
Long-lived Assets:
  Domestic Operations                	$359,866,000      $341,467,000
  International Operations
     Dominica and St. Kitts/Nevis        318,641,000                -
     Other                                 2,069,000         9,561,000
                                         -----------       -----------
   Total International Operations        320,710,000         9,561,000
                                         -----------       -----------
 Consolidated                           $680,576,000      $351,028,000
                                         ===========       ===========

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 9:  SUBSEQUENT EVENT

On October 21, 2003, Becker Professional Review, a wholly owned subsidiary of the Company, acquired certain tangible operating assets, trademarks and trade names of Person/Wolinsky CPA Review ("Person/Wolinsky"). These assets were purchased for approximately $2.7 million in cash. Person/Wolinsky is a training firm preparing students to pass the CPA exam. Founded in 1967 its primary locations include New York City, Philadelphia and Washington, D.C.

Funding for the acquisition was provided from the Company's existing operating cash balances.

Item 2 - Management's Discussion and Analysis of Results of
Operations and Financial Condition
-----------------------------------------------------------

Certain information contained in this quarterly report on Form 10-Q may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in selected areas of technology, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry University and other factors detailed in the Company's Securities and Exchange Commission filings, including those discussed under the heading entitled "Risk
Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003. The Company's annual report on Form 10-K includes a detailed description of the method of application for critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements including, but not limited to, revenue recognition, useful lives of equipment and facilities, useful lives of acquired finite-lived intangible assets, valuation of goodwill and indefinite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, resolution of law suits and health care costs for incurred but not yet paid medical services.

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


Results of Operations
---------------------
The Company's total consolidated revenues for the first quarter increased by $26.0 million, or 15.9%, from the first quarter of fiscal 2003.  First quarter financial results include $18.9
million of revenues from Dominica Management, Inc. ("DMI") that was acquired in May 2003. DMI owns and operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine
("Ross University").   Revenues also increased because of higher
enrollments and price increases at the Keller Graduate School and Becker Professional Review.

Other Educational Revenues, which are included in total consolidated revenues, decreased by $0.4 million or 3.7% from last year. The lower revenue is attributable to the increased outsourcing of book sales to students enrolled in DeVry University's Keller Graduate School programs offered online and at most teaching centers. DeVry University receives a commission based upon the level of book sales to its students.

DeVry University segment revenues increased by $5.6 million, or 3.6%, from the first quarter of last year. The increase in revenues is entirely attributable to increased enrollments at Keller Graduate School, up 15.5% to 9,483 for the term that began in July, and to a change in course length from ten weeks to eight weeks as the graduate program academic calendar was aligned to the common DeVry University calendar. This increases the number of terms each year from five to six, and correspondingly increases the number of terms in each quarter by 20%, producing a similar increase in revenue earned in the period assuming that all students choose to proceed through the year with continuous enrollment at the accelerated pace. In addition, a price increase of approximately 6% was implemented effective with the July term.

DeVry University undergraduate program enrollment for the term that began in July was 41,075, 5.2% lower than in the July term a year ago. The lower enrollment largely offset a tuition price increase of approximately 6% that became effective in July. Although total undergraduate student enrollment was below the level of a year ago, new students admitted for the summer term increased by 2.5% to 10,607. The increased new student enrollments reflect higher enrollments in undergraduate business programs and increased interest by students wanting to take courses online or at the increasing number of DeVry University Centers.

Professional and Training segment revenues increased by $1.5 million, or 16.9%, from the first quarter of last year. The increase is largely attributable to increased enrollments in the Becker Conviser CPA review course leading to the November exam. Effective with the new calendar year, the twice a year, paper and pencil format exam will no longer be offered. Instead, the exam will be available on demand in a new computer based format. This new exam format will be offered for the first time in April. The Company believes that some exam takers may have accelerated their exam preparation to the November exam, the last one in its historically offered format, in advance of the announced changes
to the exam format.   In October 2003, the Company acquired the
assets of Person/Wolinsky CPA Review. Person/Wolinsky conducts CPA exam preparation classes in the metropolitan areas of Boston, New York City and Philadelphia as well as in Albany and
Rochester, N.Y.; Arlington, Va.; and Hartford, Ct.   This
acquisition is not expected to have a material effect on fiscal 2004 revenues or earnings.

Ross University segment revenues were $18.9 million for the quarter. Ross University was not a part of the Company in the first quarter of last year and so there were no revenues in the year-ago period. For the term that began in May and extends until September, Ross University enrollments were 2,852, an 11.8% increase from the previous year.

The Company's Cost of Educational Services increased by $12.3 million, or 13.3%, from last year. Cost of Educational Services increased by less than the rate of increase in revenues, reflecting the inclusion of the higher gross margin Ross University operations and continued cost reduction efforts at previously existing DeVry University and Becker operations. Gross margins improved from 43.5% in the first quarter of last year to 44.8% in the current year.

Increased spending in the Cost of Educational Services category was the result of the inclusion of Ross University financial results for the quarter compared to the year-ago period when Ross University was not a part of the Company. In addition, increased costs were incurred for the expanded online operations and in support of an increased number of DeVry University Centers, now numbering 42 compared to 35 a year ago. Also, during the quarter, courses were offered for the first time at the DeVry University campus in Houston. In the first quarter of last year, courses were offered for the first time at the new DeVry University campus in Philadelphia.

Depreciation expense, most of which is included in Cost of Educational Services, increased to $9.1 million compared to $8.6 million in the first quarter last year. The increase in depreciation expense is primarily the result of the depreciation expense in the acquired Ross University operations. The level of depreciation expense in DeVry University, approximately $8.4 million in the first quarter, reflects the Company's commitment to investment in new and improved facilities and associated equipment in support of its continuous improvement to its educational programs.

In August 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed a letter of intent with RCC College of Technology ("RCC") that will enable DeVry to phase out its operations at its Toronto campus commencing with the term that begins in November. When finalized, this agreement is expected to provide for RCC to manage the completion of programs of study for the current student body in Toronto. This agreement is also expected to permit the Company to reduce its operating losses at the Toronto campus below what such costs would have been if the Company continues to manage the educational process and services through the period of teachout.

Student Services and Administrative Expense increased by $15.5 million, or 29.5%, from the same quarter in fiscal 2003. The increase reflects the inclusion of Ross University expenses in this cost category compared to a year ago when Ross was not a part of the Company, and to higher advertising and selling costs associated with efforts to generate more new student enrollments in the Company's educational programs that begin in the fall and
following spring.   For the undergraduate term that began in
July, new student enrollments increased by 2.5% from the summer term a year ago.

In addition, the Company continued to invest in a new student information system to provide better support for educational processes and related activities. Information system development costs related to this project, and to other system support and initiatives, have been maintained at approximately the same level as last year. In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs are being capitalized. During the first quarter, the Company capitalized $1.4 million, bringing the cumulative capitalized amount to $16.1 million. The Company capitalized $1.7 million in the first quarter of the previous
year.   During the quarter, the Company charged $1.7 million of
indirect project related information system costs directly to expense as they were incurred, compared to $1.4 million charged directly to expense in the first quarter of last year, and $0.2 million of previously capitalized costs were amortized to expense in the first quarter of this year compared to $0.1 million in the first quarter of last year as portions of the system have been placed into service. The Company expects that implementation of further elements of the system will generate higher amortization expense in the coming quarters.

Also included in the Student Services and Administrative Expense category was $3.4 million of amortization of finite-lived intangible assets, mostly associated with the acquisition of Ross University, compared to $0.2 million in the first quarter of last year. Spending for Student Services and Administrative Expense, other than this amortization, was 34.1% of revenues, compared to 34.0% of revenues in the previous quarter and 32.0% in the first quarter of last year.

In the DeVry University segment, both operating income and operating margin as a percent of revenue declined from the year-ago period. The operating margin declined from 11.1% in the first quarter of last year to 6.3% in the first quarter of the current year, as revenues increased slightly but operating income was $7.0 million lower. Contributing to the decline in income was a low rate of revenue growth as a result of lower undergraduate enrollments coupled with higher expenses, as discussed above, related to more teaching locations and increased levels of spending on advertising and student recruitment to increase the number of student enrollments in future terms.

In the Professional and Training segment, both operating income and operating margin as a percent of revenue increased from the year-ago period. The operating margin improved from 21.9% last year to 25.8% in the first quarter of the current year, producing an increase of $0.7 million in operating income on the increased revenues. Increased enrollments in the CPA exam preparation courses leading to the November exam, as discussed above, and higher course pricing contributed to the increased revenues and earnings.

The Ross University segment was first incorporated into the Company's financial results in the fourth quarter of fiscal 2003, following completion of the Ross acquisition in May. For the first quarter of the current fiscal year, Ross University had an operating margin of 40.5% and an operating income of $7.7 million.

Interest expense increased by $2.1 million from the first quarter of last year. The increased expense is attributable to the fourth quarter of fiscal 2003 borrowings for the acquisition of Ross University. During the first quarter, borrowings were reduced by $27 million to $263 million using cash flow generated from operations.

Taxes on income were 28.5% of pretax income compared to a rate of
40.0% in the first quarter of last year.   Contributing to this
quarter's lower tax rate were the Ross University operations.
The Ross University School of Medicine, operating in the Commonwealth of Dominica, and the Ross University School of Veterinary Medicine, operating in the Federation of St. Christopher Nevis, St. Kitts, both have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly, no current provision for foreign taxes was provided on this income. Also contributing to the lower tax rate in the Company's operations other than Ross University were some state income tax business incentive tax credits and the inclusion of the Company's Canadian operating losses into the United States tax jurisdiction, generating current U.S. tax benefits for their losses.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations during the first quarter reached $63.9 million, an increase of $16.4 million from the first quarter of last year. Contributing to the increase were higher non-cash charges for depreciation and amortization, and in conjunction with higher total revenues compared to a year ago, a greater increase during the quarter in the amount of deferred tuition revenue, representing revenues to be recognized in the coming months as the corresponding educational programs are being
taught.   Partly offsetting these gains was a lesser rate of
increase in accounts payable and accrued expenses. Cash flow in the quarter also benefited from the transition to six terms per year at the Keller Graduate School. In previous years, tuition billings and collections for the semester that began in late June were included in the fourth quarter of the fiscal year. In fiscal 2004, with the transition to the common DeVry University academic calendar, this billing and collection cycle falls entirely into the first quarter, benefiting it accordingly.

Capital spending for the quarter was $7.7 million as previously planned new undergraduate campus expansions neared completion. Although new DeVry University Centers continue to be opened and expanded, the level of investment in each of these centers generally does not exceed several hundred thousand dollars. Capital spending for the full year is expected to be in the range of $40 million, approximately the same level of spending as in fiscal 2003.

In conjunction with its acquisition of Ross University, the Company entered into two credit agreements to provide the required funding. At June 30, 2003, borrowings under these agreements totaled $290 million. During the first quarter, the Company repaid $27 million of these borrowings using cash flow generated from operations. In addition to the remaining $267 million of borrowings, there were approximately $3.5 million of letters of credit issued under these borrowing agreements. These letters of credit were issued in conjunction with DeVry University's participation in student financial aid programs, various insurance policies and a rental agreement on a leased teaching facility.

All of the Company's borrowings are based upon a floating interest rate, generally LIBOR, at the Company's option. During the first quarter, the Company entered into several interest rate cap agreements to protect $100 million of borrowings from sharp increases in the short-term interest rates upon which the borrowings are based. The Company intends to periodically review the rate at which debt repayments are made and the need for further interest rate protection in light of projected changes in its working capital requirements and future period interest rates.

The Company is not a party to any off-balance sheet financing or contingent payment arrangements nor are there any unconsolidated subsidiaries of the Company. The Company's only long-term contractual obligations consist of its revolving line of credit and Senior Notes, operating leases on facilities and equipment and agreements for various services. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements noted above. Under the terms of these cap agreements, the Company is not obligated to any further payment liability beyond their original purchase price.

The Company's primary source of liquidity is the cash received from payments for student tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financing resources. Funds originating as student and family educational loans and other forms of financial aid from various sources is dependent upon DeVry University's continued
compliance with and participation in these programs.   The
Company is highly dependent upon the timely receipt of these financial aid funds because approximately 70% of its undergraduate student revenues, approximately 40% of its graduate student revenues and approximately 70% of Ross University student revenues are funded by these programs. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

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

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses had engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continue on a periodic basis but the Company believes that there will be no significant monetary liability.

The Company believes that current balances of unrestricted cash, cash generated from operations and borrowings under its new financing agreements will be sufficient to fund its current operations and current growth plans for the foreseeable future unless new investment opportunities should arise similar to the recent acquisition of Ross University.

Item 3 - Qualitative and Quantitative Disclosures About Market Risk
-------------------------------------------------------------------

The nature of the Company's educational operations does not subject it to a concentration or dependency upon the price levels or fluctuations in pricing of any particular or group of commodities.

The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. Almost all Ross University financial transactions are denominated in the U.S. dollar and the East Caribbean Dollar remains pegged to the U.S. dollar so there is no material amount of translation gain or loss, nor any material currency exposure risk, associated with these operations.

The financial position and results of operations for the Company's Canadian educational programs are measured using the local currency as the functional currency. The Canadian operations have not entered into any material long term contracts to purchase or sell goods and services, other than lease agreements on teaching facilities. The Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the Company, currently Canadian assets are less than 3% of total Company assets, changes in currency value would not have a material effect on the Company's results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

Of the $267 million in Company debt outstanding at September 30, 2003, $138 million matures on July 1, 2006 and $125 million matures on April 30, 2010. Based upon future cash flow from operations and investment opportunities that may become available, the Company plans to repay portions of this debt before maturity, thus lessening the exposure to increase in short-term interest rates. The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at the end of the first quarter, a 1% increase in short-term interest rates would result in $2.7 million of additional annual interest expense. The Company has entered into several interest rate cap agreements to protect $100 million of its borrowings from sharp increases in short-term LIBOR-based interest rates. However, these interest rate cap agreements do not provide protection from increases in short-term LIBOR interest rates of less than 2.25% from current rates.


Item 4 - Disclosure Controls and Procedures
-------------------------------------------

The Company's management does not believe that any set of disclosure or internal controls can absolutely prevent all fraud and error. Such disclosure and internal, controls, including those employed by DeVry Inc., can and should, however, provide reasonable, but not absolute assurance that assets have been safeguarded, used only for their intended purpose and that financial transactions have been properly recorded and reported to permit the preparation of financial statements in conformity with generally accepted accounting principles reported within the timeframes required by the SEC.

The Company's co-chief Executive Officers and its Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and internal control procedures upon which these financial statements and management discussion are based. This review included the results of the Company's internal audit procedures. This review was made as of the end of the period covered by this quarterly report. Based upon this evaluation, and with the participation of management, subject to the limitations on absolute prevention of fraud and error, the above named officers have concluded that these controls and procedures are effective and appropriate to ensure the correctness an completeness of this report.

There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's first fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------
The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. The Company has accrued amounts it believes are appropriate to vigorously pursue its defense in these matters. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

The following updates the status of litigation and claims previously disclosed and includes one additional item not previously presented.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. This complaint was amended and has subsequently been re-filed.

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

In September, the Company received a notice claiming patent-infringement from Acacia Research Corporation. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology is used by the Company through its online platform provider and is also used by many other companies in the delivery of online programs.

The Company has recorded approximately $1 million associated with estimated loss contingencies at September 30, 2003. Wile the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------


(a) Exhibit

                                                           Sequentially
     Exhibit #     Description                             Numbered Page
     ---------     -----------                             -------------

     31            Rule 13a-14(a)/15d-14(a)Certifications        30 - 35

     32            Section 1350 Certifications                   36


(b) Reports on Form 8-K

       During the third quarter, the Company filed the following reports on Form 8-K:

       1. September 5, 2003, reporting the signing of a letter of intent enabling the Company to phase out operations at its Toronto undergraduates campus.

       2. August 26, 2003, reporting the financial results for the Company for fiscal year 2003.

       3. July 30, 2003, reporting the required financial information relating to the purchase of Dominica Management, Inc.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: NOVEMBER 10, 2003        /s/Ronald L. Taylor
                                -------------------------------
                                 Ronald L. Taylor
                                 Co-Chief Executive Officer and
                                 President




 Date: NOVEMBER 10, 2003        /s/Norman M. Levine
                                --------------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer