Form 10-Q
period 2003-12-31
DEVRY INC
filed 2004-02-10
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly and six month period ended December 31, 2003


                Commission file number 1-13988



                          DeVRY INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




         DELAWARE                               36-3150143
-------------------------------          --------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)


       One Tower Lane, Oakbrook Terrace, Illinois     60181
--------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)




                            (630) 571-7700
     ---------------------------------------------------------
     (Registrant's telephone number, including area code)




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

                          YES   X



Number of shares of Common Stock, $0.01 par value, outstanding on
January 30, 2004:  70,098,104



Total number of pages: 40

                          DeVRY INC.
                          ----------

                       FORM 10-Q INDEX
    For the Quarter and Six Months Ended December 31, 2003

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     December 31, 2003, June 30, 2003,
     and December 31, 2002                                3-4

   Consolidated Statements of Income
     for the quarter and six months ended
     December 31, 2003 and 2002                           5

   Consolidated Statements of Cash
     Flows for the six months ended
     December 31, 2003 and 2002                           6

   Notes to Consolidated Financial
     Statements                                           7-21

 Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                       22-28

 Item 3. Quantitative and Qualitative
         Disclosures About Market Risk                   28-29

 Item 4. Controls and Procedures                         29


Part II.  Other Information

 Item 1. Legal Proceedings                               30

 Item 4. Submission of Matters to a Vote
         of Security Holders                             31

 Item 5. Other Information                               32

 Item 6. Exhibits and Reports on Form 8-K                32


SIGNATURES                                               33

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   December 31,  June 30,    December 31
                                      2003         2003         2002
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $126,417     $108,699     $134,575
    Restricted Cash                   21,476       14,052       41,173
    Accounts Receivable, Net          75,705       24,275       46,845
    Inventories                        2,241        4,315        3,022
    Prepaid Income Taxes                   -            -       11,101
    Deferred Income Taxes              9,944       11,358        5,448
    Prepaid Expenses and Other         7,963        6,988        4,036
                                     -------      -------      -------
       Total Current Assets          243,746      169,687      246,200
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              60,300       59,888       58,936
    Buildings                        198,428      188,320      175,564
    Equipment                        216,753      207,405      188,842
    Construction In Progress           3,198       12,662          989
                                     -------      -------      -------
                                     478,679      468,275      424,331

    Accumulated Depreciation        (197,046)    (182,921)    (165,391)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              281,633      285,354      258,940
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            93,091      103,330       35,330
    Goodwill                         285,670      280,979       42,391
    Perkins Program Fund, Net         11,861       11,291       10,617
    Other Assets                       5,264        6,003        2,007
                                     -------      -------      -------
       Total Other Assets            395,886      401,603       90,345
                                     -------      -------      -------
TOTAL ASSETS                        $921,265     $856,644     $595,485
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                   December 31,  June 30,    December 31
                                      2003         2003         2002
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $      -     $ 15,000     $      -
    Accounts Payable                  35,714       34,094       31,285
    Accrued Salaries, Wages &
      Benefits                        31,759       30,791       31,288
    Accrued Expenses                  20,310       31,767       11,945
    Advance Tuition Payments           6,546       10,568       19,211
    Deferred Tuition Revenue         116,021       16,291       97,355
                                     -------      -------      -------
       Total Current Liabilities     210,350      138,511      191,084
                                     -------      -------      -------
  Non-Current Liabilities

    Revolving Loan                   115,000      150,000            -
    Senior Debt                      125,000      125,000            -
    Deferred Income Taxes             13,432       13,049        4,888
    Deferred Rent and Other           15,196       14,417       11,849
                                     -------      -------      -------
       Total Non-Current
        Liabilities                  268,628      302,466       16,737
                                     -------      -------      -------
TOTAL LIABILITIES                    478,978      440,977      207,821
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,058,125, 70,021,513  and
    69,928,447, Shares Issued and
    Outstanding at December 31,
    2003, June 30, 2003 and
    December 31, 2002,
    Respectively                         701          701          700
  Additional Paid-in Capital          67,906       67,288       66,481
  Retained Earnings                  373,045      346,975      319,934
  Accumulated Other Comprehensive
    Income                               635          703          549
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           442,287      415,667      387,664
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $921,265     $856,644     $595,485
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                        DEVRY INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands Except for Per Share Amounts)
                                       (Unaudited)


                                       For The Quarter           For The Six Months
                                      Ended December 31,         Ended December 31,
                                     ---------------------      ----------------------
                                       2003         2002          2003          2002
                                     ---------------------      ----------------------
REVENUES:

   Tuition                           $187,286     $159,159      $364,880      $310,314
   Other Educational                   11,479       13,272        23,064        25,301
   Interest                                41          117            98           202
                                      -------      -------       -------       -------
      Total Revenues                  198,806      172,548       388,042       335,817
                                      -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services       104,635       93,480       209,085       185,651
   Student Services and
      Administrative Expense           70,156       55,271       138,105       107,728
   Interest Expense                     1,972           47         4,128            94
                                      -------      -------       -------       -------
      Total Costs and Expenses        176,763      148,798       351,318       293,473
                                      -------      -------       -------       -------
Income Before Income Taxes             22,043       23,750        36,724        42,344

Income Tax Provision                    6,465        8,949        10,654        16,387
Non-Recurring Tax Benefits                  -       (8,150)            -        (8,150)
                                      -------      -------       -------       -------
NET INCOME                           $ 15,578     $ 22,951      $ 26,070      $ 34,107
                                      =======      =======       =======       =======


EARNINGS PER COMMON SHARE
   Basic                                $0.22        $0.33         $0.37         $0.49
                                        =====        =====         =====         =====
   Diluted                              $0.22        $0.33         $0.37         $0.49
                                        =====        =====         =====         =====










The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                       For The Six Months
                                                       Ended December 31,
                                                        2003        2002
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 26,070    $ 34,107
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                       19,667      18,666
     Amortization of Intangible Assets                   6,769         362
     Amortization of Other Assets                          527          22
     Provision for Refunds and
      Uncollectible Accounts                            17,461      17,931
     Deferred Income Taxes                               1,797       6,689
     Loss on Disposals of Land, Buildings
      and Equipment                                        147         128
     Changes in Assets and Liabilities:
         Restricted Cash                                (7,424)    (21,909)
         Accounts Receivable                           (68,891)    (38,606)
         Inventories                                     2,074       1,885
         Prepaid Expenses And Other                       (632)    (11,681)
         Accounts Payable                                1,620      (4,999)
         Accrued Salaries, Wages,
          Expenses and Benefits                        (10,489)      3,995
         Advance Tuition Payments                       (4,022)      3,328
         Deferred Tuition Revenue                       99,730      85,068
                                                       -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             84,404      94,986
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (16,093)    (20,107)
  Payments for Purchases of Businesses,
    net of Cash Acquired                                (1,143)          -
                                                       -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:               (17,236)    (20,107)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                  618         136
  Repayments Under Revolving Credit Facility           (50,000)          -
                                                       -------     -------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES  (49,382)        136

Effects of Exchange Rate Differences                       (68)       (125)
                                                       -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS               17,718      74,890

Cash and Cash Equivalents at Beginning
 of Period                                             108,699      59,685
                                                       -------     -------
Cash and Cash Equivalents at End of Period            $126,417    $134,575
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                       $3,923         $93
  Income Tax Payments During the Period, Net            21,729      14,552

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
          For the Quarter and Six Months Ended December 31, 2003

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. The June 30, 2003 data, which is presented, is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003, each as filed with the Securities and Exchange Commission.

The results of operations for the six months ended December 31, 2003, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
-------------------------
Included in the accounts payable balance is $20.3, $15.2 and $18.4 million at December 31, 2003, June 30, 2003 and December 31, 2002, respectively, for checks issued but not yet cleared through the Company's bank accounts.

Derivative Instruments and Hedging Activities
---------------------------------------------
The Company uses derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparties and periodic settlements. All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship. Any ineffectiveness in a hedging relationship is recognized immediately into earnings.

--------------------------------------------------------
During the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

These interest rate cap agreements are designated as cash flow hedging instruments and are intended to protect the portion of the Company's debt that is covered by these agreements from increases in short-term interest rates above 3.5%.

These cap agreements were purchased at fair market values totaling $512,000. This cost has been capitalized and is being amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings are reported as a component of Other Comprehensive Income. These amounts will be reclassified and recognized into earnings over the 24-month term of the agreements. As of December 31, 2003, $18,000 is recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $12,000 and the $30,000 expensed as interest during the six months ended December 31, 2003. For the quarter and six months ended December 31, 2003, there was no ineffectiveness related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $9,702,000, $12,349,000 and $9,861,000 as of December 31, 2003, June 30, 2003 and December 31, 2002, respectively. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $7,962,000, $2,305,000 and $1,849,000 at December 31, 2003, June 30, 2003, and December 31, 2002, respectively.

Post-employment Benefits
------------------------
The Company's employment agreements with its co-Chief Executive Officers provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2002. The Company recorded expense accruals of approximately $808,000 for the six months ended December 31, 2003 and $1.1 million for the six months ended December 31, 2002, related to these agreements. This accrual is based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.25% rate and using the sinking fund accrual method.

Guarantees
----------
The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements as of December 31, 2003 or June 30, 2003.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is performing at its request in such capacity. The indemnification agreement period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company estimates the fair value of these indemnification agreements is minimal.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,047,000 and 69,927,000 for the second quarters ended December 31, 2003 and 2002, respectively and 70,038,000 and 69,919,000 for the six months ended December 31, 2003 and 2002, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,626,000 and 70,227,000 for the second quarters ended December 31, 2003 and 2002, respectively and 70,625,000 and 70,269,000 for the six months ended December 31, 2003 and 2002, respectively. Excluded from the computations of

------------------------------------
diluted earnings per share were options to purchase 1,168,000 and 1,180,000 shares of common stock for the second quarter and six months ended December 31, 2003, respectively, and 1,708,000 shares of common stock, for the second quarter and six months ended December 31, 2002. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the six months ended December 31, 2003, the Company granted options at fair market value to purchase up to 570,000 shares of the Company's common stock under the 1999 Stock Incentive Plan.

The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation,"as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure," to stock-based employee compensation.

-----------------------------------

                                     (Dollars in thousands, except per share amounts)

                                     For the Quarter Ended   For the Six Months Ended
                                           December 31,            December 31,
                                         2003       2002         2003        2002
                                       -------    -------      -------     -------
Net Income:

 Net Income as Reported                $15,578    $22,951      $26,070     $34,107

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense      (920)      (629)      (1,695)     (1,204)
                                        ------     ------       ------      ------
 Pro Forma Net Income                  $14,658    $22,322      $24,375     $32,903
                                        ======     ======       ======      ======


Earnings per Common Share:

 Basic as Reported                       $0.22      $0.33        $0.37       $0.49

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense     (0.01)     (0.01)       (0.02)      (0.02)
                                          ----       ----         ----        ----
 Pro Forma Basic                         $0.21      $0.32        $0.35       $0.47
                                          ====       ====         ====        ====

 Diluted as Reported                     $0.22      $0.33        $0.37       $0.49

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense     (0.01)     (0.01)       (0.02)      (0.02)
                                          ----       ----         ----        ----
 Pro Forma Diluted                       $0.21      $0.32        $0.35       $0.47
                                          ====       ====         ====        ====


Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Accumulated Other Comprehensive Income. The amount recorded as Accumulated Other Comprehensive Income was $18,000 for the quarter and six months ended December 31, 2003. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were an expense of $84,000 and income of $122,000, for the quarters ended December 31, 2003 and 2002, respectively, and expense of $86,000 and $125,000 for six months ended
December 31, 2003 and 2002, respectively.

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

During the first six months of fiscal 2004, the Company recorded an adjustment to the purchase price of DMI based on a settlement of final working capital balances. This adjustment resulted in a reduction of $1,207,000 to the goodwill balance recorded for this acquisition.

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

--------------------------
The following unaudited pro forma financial information presents the results of operations of the Company and DMI as if the acquisition had occurred at the beginning of fiscal 2003. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises:

                              For the Quarter Ended    For the Six Months Ended
                                December 31, 2002        December 31, 2002
                                    (Unaudited)               (Unaudited)
                              ---------------------    ------------------------
      Revenues                    $189,205,000              $367,046,000
      Net Income                    23,882,000                35,111,000
      Earnings per Common Share:
       Basic                             $0.34                     $0.50
       Diluted                           $0.34                     $0.50

Person/Wolinsky
---------------
On October 21, 2003, Becker Professional Review, a wholly owned subsidiary of the Company, acquired certain tangible operating assets, trademarks and trade names of Person/Wolinsky CPA Review ("Person/Wolinsky"). These assets were purchased for $2.35 million in cash. Person/Wolinsky is a training firm preparing students to pass the CPA exam. Founded in 1967, its primary locations include New York City, Philadelphia and Washington, D.C. Pending the final allocation of the purchase price, all amounts paid for this acquisition are recorded as goodwill as of December 31, 2003.

Funding for the acquisition was provided from the Company's existing operating cash balances.

NOTE 4:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                     As of December 31, 2003
                                             ----------------------------------
                                             Gross Carrying        Accumulated
                                                 Amount            Amortization
                                             ----------------------------------
	Amortized Intangible Assets:
                Student Relationships        $47,500,000          $ (8,211,000)
                License and Non Compete
                   Agreements                  2,600,000            (1,905,000)
                Class Materials                2,900,000              (600,000)
                Other                            600,000              (450,000)
                                              ----------            ----------
                Total                        $53,600,000          $(11,166,000)
                                              ==========            ==========
        Indefinite-lived Intangible Assets:
                Trade Names                  $20,972,000
                Trademark                      1,645,000
		Ross Title IV Eligibility
                  And Accreditations          14,100,000
                Intellectual Property         13,940,000
                                              ----------
                Total                        $50,657,000
                                              ==========

                                                     As of December 31, 2002
                                             ----------------------------------
                                             Gross Carrying        Accumulated
                                                 Amount            Amortization
                                             ----------------------------------
	Amortized Intangible Assets:
		License and Non Compete
                   Agreements                 $2,600,000           $(1,477,000)
                Class Materials                2,900,000              (400,000)
                Other                            600,000              (350,000)
                                               ---------            ----------
                Total                         $6,100,000           $(2,227,000)
                                               =========            ==========
Indefinite-lived Intangible Assets:
                Trademark                    $ 1,645,000
                Trade Names                   15,872,000
                Intellectual Property         13,940,000
                                              ----------
                Total                        $31,457,000
                                              ==========

Amortization expense for amortized intangible assets was $3,384,000 and $6,769,000 for the quarter and six months ended December 31, 2003, respectively, and $180,000 and $362,000 for the quarter and six months ended December 31, 2002, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

                  Fiscal Year
                        2004                     $13,840,000
                        2005                      14,030,000
                        2006                       9,820,000
                        2007                       6,720,000
                        2008                       3,580,000

The original weighted-average amortization period for amortized intangible assets is five years for Student Relationships, six years for License and Non-compete Agreements, 14 years for Class Materials and six years for Other as of December 31, 2003. These intangible assets are being amortized on a straight-line basis except for the Student Relationships. The amount being amortized for these Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the amount being amortized at an annual rate for each of the five years of estimated economic life as follows:

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

The Company performs an annual analysis of potential impairment with the assistance of independent professional valuation specialists. Based on the results of this analysis, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2003 or 2002. The carrying amount of goodwill related to the DeVry University reportable segment at December 31, 2003 and 2002 was unchanged at $22,195,000. The carrying amount of goodwill related to the Professional and Training reportable segment at December 31, 2003 was $22,546,000. This is an increase of $2,350,000 from the balance of $20,196,000 at June 30, 2003. This change represents the purchase price of Person/Wolinsky in October 2003 (See Note 2-Business Combinations).

The carrying amount of goodwill related to the Ross University segment was $240,930,000 at December 31, 2003. This is an increase of $2,342,000 from the balance at June 30, 2003. This change is comprised of the following:

		Final Allocation of Purchase
                 Price (Note 3)                         $3,470,000
		Adjustment to Purchase Price
                 (Note 3)                               (1,207,000)
                Additional Acquisition Related
		  Costs					    79,000
                                                         ---------
                Total Adjustments                       $2,342,000
                                                         =========

NOTE 5:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the second quarter or six months ended December 31, 2003 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of December 31, 2003, cumulative undistributed earnings were approximately $8.2 million.

NOTE 6: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc.
(GEI), a subsidiary newly formed in relation to the acquisition of DMI
(Note 3).  This long-term debt consists of the following at December 31, 2003:

                                                                 Effective
                                           Outstanding       Interest Rate at
                                               Debt          December 31, 2003
        Revolving Credit Agreement:       ------------       -----------------
                DeVry Inc. as borrower    $ 70,000,000            2.67%
                GEI as borrower             45,000,000            2.67%
                                           -----------
                Total                     $115,000,000            2.67%

	Senior Notes:
                DeVry Inc. as borrower    $ 75,000,000            2.41%
                GEI as borrower             50,000,000            2.41%
                                           -----------
                Total                     $125,000,000            2.41%
                                           -----------
        Total long-term debt              $240,000,000            2.54%
                                           ===========

NOTE 7:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003. The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional examination review and training operations including Becker Professional Review and Center for Corporate Education (Professional and Training) and the Ross University medical and veterinary school operations (Ross University).

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

Following is a tabulation of business segment information for the quarters and for the six months ended December 31, 2003 and 2002. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.


                                      For the Quarter      For the Six Months
                                      Ended December 31,    Ended December 31,
                                     -------------------   -------------------
                                       2003       2002       2003       2002
                                     --------   --------   --------   --------
Revenues:
   DeVry University                  $164,483   $159,103   $324,532   $313,561
   Professional and Training           13,709     13,445     24,011     22,256
   Ross University                     20,614          -     39,499          -
                                      -------    -------    -------    -------
      Total Consolidated Revenues    $198,806   $172,548   $388,042   $335,817
                                      -------    -------    -------    -------
Operating Income:
   DeVry University                   $14,029    $18,170    $24,135    $35,256
   Professional and Training            5,771      6,014      8,427      7,941
   Ross University                      7,822          -     15,483          -
   Reconciling Items:
     Amortization Expense              (3,394)      (192)    (6,790)      (384)
     Interest Expense                  (1,972)       (47)    (4,128)       (94)
     Depreciation and Other              (213)      (195)      (403)      (375)
                                      -------    -------    -------    -------
      Total Consolidated Income
      before Income Taxes             $22,043    $23,750    $36,724    $42,344
                                      -------    -------    -------    -------
Segment Assets:
   DeVry University                  $451,163   $497,311   $451,163   $497,311
   Professional and Training           72,098     69,714     72,098     69,714
   Ross University                    394,236          -    394,236          -
   Corporate                            3,768     28,460      3,768     28,460
                                      -------    -------    -------    -------
      Total Consolidated Assets      $921,265   $595,485   $921,265   $595,485
                                      -------    -------    -------    -------
Additions to Long-lived Assets:
   DeVry University                    $6,630    $10,021    $12,776    $20,051
   Professional and Training            2,361         42      2,370         56
   Ross University                        566          -      2,090          -
                                      -------    -------    -------    -------
      Total Consolidated Additions
      to Long-lived Assets             $9,557    $10,063    $17,236    $20,107
                                      -------    -------    -------    -------
Depreciation Expense:
   DeVry University                   $ 9,684    $ 9,770    $18,047    $18,084
   Professional and Training               77         97        157        191
   Ross University                        589          -      1,070          -
   Corporate                              198        196        393        391
                                      -------    -------    -------    -------
      Total Consolidated Depreciation $10,548    $10,063    $19,667    $18,666
                                      -------    -------    -------    -------
Amortization Expense:
   DeVry University                    $    8       $  7     $   16       $ 15
   Professional and Training              183        185        368        369
   Ross University                      3,203          -      6,406          -
                                      -------    -------    -------    -------
      Total Consolidated Amortization  $3,394       $192     $6,790       $384
                                      -------    -------    -------    -------


The Company conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5% of total revenues for the quarters and six months ended December 31, 2003 and 2002. Revenues and long-lived assets by geographic area are as follows:

                                       For the Quarter      For the Six Months
                                      Ended December 31,    Ended December 31,
                                     --------------------  --------------------
                                         2003       2002       2003       2002
                                     --------------------  --------------------

Revenues from Unaffiliated Customers:
  Domestic Operations                $173,902   $167,072   $339,949   $325,353
  International Operations:
    Dominica and St. Kitts/Nevis       20,614          -     39,499          -
    Other                               4,290      5,476      8,594     10,464
                                      -------    -------    -------    -------
Total International                    24,904      5,476     48,093     10,464
                                      -------    -------    -------    -------
  Consolidated                       $198,806   $172,548   $388,042   $335,817
                                      =======    =======    =======    =======

Long-lived Assets:
  Domestic Operations                $359,703   $346,931   $359,703   $346,931
  International Operations:
    Dominica and St. Kitts/Nevis      316,455          -    316,455          -
    Other                               1,361      2,354      1,361      2,354
                                      -------    -------    -------    -------
      Total International             317,816      2,354    317,816      2,354
                                      -------    -------    -------    -------
  Consolidated                       $677,519   $349,285   $677,519   $349,285
                                      =======    =======    =======    =======


No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 8:  COMMITMENTS AND CONTINGENCIES

In October 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed an agreement with RCC College of Technology ("RCC") that will enable DeVry to phase out its operations at its Toronto campus commencing with the term that began in November 2003. Based in Vaughn, Ontario, RCC provides career- focused electronics and computer technology diploma programs.

Under the terms of the agreement, which has been approved by the Ontario Provincial Ministry, DeVry College of Technology has contracted with RCC to manage the completion of programs of study for DeVry's current student body in Toronto. DeVry's Toronto campus will no longer admit new students. RCC will use existing DeVry curricula to deliver courses that allow current DeVry students to earn DeVry diplomas and certificates. The agreement also makes provisions for the acquisition of DeVry assets by RCC and the use of certain portions of DeVry curriculum under the RCC brand name.

In the second quarter of fiscal 2004, the Company recognized an approximately $0.5 million pre-tax asset impairment loss in accordance with SFAS 144 on the furniture and laboratory equipment associated with the Company's Toronto-area operations. This equipment may become the future property of RCC and will have no further use at DeVry beyond the period of the teachout of DeVry's current student body.

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business.

In September 2003, the Company received a notice claiming patent-infringement from Acacia Research Corporation. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology is used by the Company through its online education platform provider and is also used by many other companies in the delivery of online programs.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached. The action was subsequently dismissed but an appeal has been filed.

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

In November 2000, three 1999 graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a then current student from a second Chicago-area campus.

The Company has recorded approximately $1 million associated with estimated loss contingencies at December 31, 2003. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

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

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition
-----------------------------------------------------------

Certain information contained in this quarterly report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in selected areas of technology, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry and Ross University and other factors detailed in the Company's annual report on Form 10-K as filed with the Securities and Exchange Commission.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003 and the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003. The Company's annual report on Form 10-K includes a detailed description of the method of application for critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements including, but not limited to, revenue recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, resolution of law suits and health care costs for incurred but not yet paid medical services.

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

Copies of the Company's annual and quarterly reports on Form 10-K and Form 10-Q as filed with the Securities and Exchange
Commission may be obtained without charge at the Company's website, www.devry.com.

Results of Operations
---------------------
The Company's total consolidated revenues increased by $26.3 million, or 15.2%, and by $52.2 million, or 15.6%, for the second quarter and first half of the fiscal year, respectively. Tuition revenue, which is the largest component of total revenues, represents over 92% of total revenues.

Second quarter and first half revenues include $20.6 and $39.5 million, respectively, of revenues from Dominica Management, Inc. ("DMI") that was acquired in May 2003 and not included in the Company's financial results in the first half of last year. DMI owns and operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine ("Ross University").

Revenues also increased from the corresponding periods last year because of higher enrollments and price increases at Becker Professional Review in the Professional and Training segment and similarly at Keller Graduate School within DeVry University. Higher revenues at Becker Professional Review resulted, in part, from additional Stalla seminar classes taught during the first half of the year leading to the December CFA level 1 exam. This is the first time that the level 1 exam has been administered in December.

Effective with calendar year 2004, the twice a year, paper and pencil CPA exam format will no longer be offered. Instead, the exam will be available on demand in a new computer based format. This new exam format will be offered for the first time in April. The Company believes that some CPA candidates may have accelerated their exam preparation to take the last administration of the old exam format, contributing some additional revenues in the first half of this fiscal year. Further, some exam candidates may delay taking the new exam so as to benefit from the experiences of the first new exam takers, reducing enrollments in the Becker CPA Review courses in the second half of the fiscal year until later quarters, which would be in the Company's fiscal 2005 year.

In October 2003, the Company acquired the assets of Person/Wolinsky CPA Review. Person/Wolinsky conducts CPA exam preparation classes in the metropolitan areas of Boston, New York City and Philadelphia as well as in Albany and Rochester, N.Y. Arlington, VA. and Hartford, CT. This acquisition is not expected to have a material effect on fiscal 2004 or future period revenues or earnings.

At Keller Graduate School, revenues were higher than last year, in part, because of the July conversion in course length from ten weeks to eight weeks as the graduate program academic calendar
was aligned with the DeVry University calendar.   This change
increases the number of terms each year from five to six, and correspondingly increases revenue by 20% in each quarter and for the total year assuming that all students proceed through the year with continuous enrollment at the accelerated pace. Enrollments for the Keller term that began in September 2003 increased by 3.9% from last year and by 4.8% for the term that began in November, further contributing to the revenue increase.

For the second quarter and first half of the year, revenues from undergraduate DeVry University programs were slightly below the level of revenues last year. Undergraduate total student enrollments for the term that began in July were 5.2% lower than last year and undergraduate total student enrollments for the term that began in November were 4.0% lower than last year. Although new student enrollments increased from last year in both of these terms, the increased new student enrollments have been for online programs and programs at DeVry University Center locations that primarily serve working adult students with a greater proportion enrolled for less than a full-time academic load, and accordingly, who pay a lesser tuition. Partly offsetting the lower enrollments was a tuition price increase of 5-6% effective in July.

The Company's Cost of Educational Services increased by $11.2 million, or 11.9%, from the second quarter of last year. For the first half, Cost of Educational Services increased by $23.4 million, or 12.6%, from last year. The increase includes the cost of operation at Ross University which was not a part of the Company's operations last year. Cost increases were also incurred throughout all of the Company's continuing operations, including its new DeVry University Centers and the undergraduate Houston campus opened in September. At the new DeVry undergraduate campus in Philadelphia that was opened in the first half of last year, additional faculty and staff have been hired as students progress into higher terms of their educational programs. For the Keller Graduate School term that began in November, courses were taught in six new locations compared to last year. In addition, expanding enrollments in the Company's online educational programs, both undergraduate and graduate, have generated additional costs as faculty and staff are added to support this growing method of course delivery. During the second quarter, the Company recognized an approximately $0.5 million asset impairment loss in accordance with SFAS 144 on the furniture and laboratory equipment associated with the Company's Toronto-area operations. In connection with its agreement with RCC for the teachout of the remaining DeVry student programs, this equipment may become the future property of RCC and will have no further useful life for DeVry beyond the period of the teachout.

Depreciation expense, most of which is included in Cost of Educational Services, increased by $0.5 million in the second quarter and by $1.0 million in the first half of the year. This increase in depreciation expense is entirely attributable to depreciation expense of the acquired Ross University operations.

Student Services and Administrative Expense increased by $14.9 million, or 26.9%, in the second quarter and by $30.4 million, or
28.2%, in the first half.   The increased cost includes the costs
of marketing and administration at Ross University which was not a part of the Company last year. In addition, the Company incurred higher advertising and selling costs associated with efforts to generate more new student enrollments, primarily in the Company's undergraduate educational programs. For the undergraduate term that began in November, new student enrollments increased by 3.2% from last year, the second consecutive term with an increase in new student enrollments after five consecutive terms of declining new student enrollment.

Information systems development costs are included in Student Services and Administrative Expense. These costs, related to the development of the new student information system and to other system initiatives and support have increased by $0.6 million from the first half of last year. A major component of the information system expense is the Company's continued investment in a new student information system to provide better support for
the educational processes and related student services.    In
accordance with accounting principles for internal software development costs, certain wage and outside consulting costs are being capitalized. During the second quarter, the Company capitalized $1.6 million, bringing to $3.0 million the amount capitalized year-to-date. For the second quarter and first half of last year, the Company capitalized $1.4 million and $3.1 million, respectively. Cumulatively since the inception of this
project, the Company has capitalized $17.6 million.   In the
second quarter, the Company charged $1.5 million of indirect project costs directly to expense. For the first six months, indirect costs charged directly to expense were $3.1 million compared to $2.6 million charged directly to expense in the first half of last year. In the second quarter, $0.4 million of previously capitalized costs were amortized to expense, bringing to $0.6 million the amount amortized in the first half.

In the first half of last year, $0.2 million of previously capitalized costs were amortized to expense. As additional parts of this system are placed into service over the coming quarters, amortization expense of previously capitalized amounts will increase somewhat.

Also included in the Student Services and Administration Expense category was $3.4 million in the second quarter and $6.8 million in the first half of amortization of finite-lived intangible assets, mostly associated with the acquisition of Ross University. This compares to $0.2 million and $0.4 million of amortization in the second quarter and first half of last year, respectively. Spending for Student Services and Administrative Expense, excluding this amortization, was 33.6% and 33.8% of revenue for the second quarter and first half, respectively.
This compares to 33.7% in the second half of last fiscal year during which time spending on undergraduate student marketing had been increased to current levels to produce the new student enrollment gains reported for the July and November terms.

In the DeVry University segment, both operating income and operating margin as a percent of revenue in the second quarter continued to trail last year but did improve significantly from the first quarter. While historically the second quarter has reflected increased revenues and earnings because of higher fall term student enrollments, the rate of increase from the first to second quarter this year is greater than during the corresponding period last year. For the second quarter of this year, operating income was $14.0 million and the operating margin was 8.5%. This compares to operating income of $10.1 million and an operating margin of 6.3% in the first quarter. In the second quarter of last year, operating income was $18.2 million and the operating margin was 11.4%, up from 11.1% in the first quarter of last year.

Contributing to this year's lower operating income and margins are the lesser total undergraduate student enrollments discussed above and increased spending on undergraduate new student recruiting to increase future term enrollments. Expenses have also increased because of new teaching locations and educational operations to support increased enrollments in online programs. Also contributing to the increased cost and lower earnings was the recognition of a $0.5 million pre-tax asset impairment loss on the Toronto-area furniture and laboratory equipment used in conjunction with the teachout agreement with RCC. This agreement is expected to reduce the Company's operating losses at the Toronto campus below what such losses would have been if the Company continued to manage the educational process and services through the period of teach out. The Company believes that operating losses incurred during each year of the teach out period should not exceed $3 million pre-tax which is less than the loss experienced from operations in fiscal 2003. Partly offsetting these factors are higher enrollments at Keller Graduate School and the effect on revenues and earnings of the conversion to an eight-week term length aligned with the common DeVry University calendar. Additionally, price increases across all of DeVry University of approximately 5-6% were implemented in July.

In the Professional and Training segment, operating income for the second quarter was almost equal to that reported last year. For the first half, operating income increased by $0.5 million with an operating margin about equal to last year. The higher first half operating income reflects higher tuition rates and the increased enrollments in the CPA and CFA review programs discussed above while costs increased somewhat for development of the new CPA exam format course materials.

The Ross University segment was first incorporated into the Company's financial results in the fourth quarter of fiscal 2003, following completion of the acquisition in May. For the second quarter, Ross contributed $7.8 million of operating income for a 37.9% margin. In the first half, Ross had operating income of $15.5 million and an operating margin of 39.2%.

Interest expense increased by $1.9 million in the second quarter and by $4.0 million in the first half compared to last year. The increased expense is attributable to the fourth quarter of fiscal 2003 borrowings for the acquisition of Ross University. During the first six months, borrowings were reduced by $50 million to $240 million using existing cash balances and cash generated from operations. Short-term interest rates, that serve as the basis for the interest rate on this debt, have not increased during this period. If short-term interest rates rise in the coming quarters, then interest expense may increase from current levels, depending upon the amount of debt outstanding at that time.

Taxes on income were 29.3% of pretax income in the second quarter, compared to 28.5% in the first quarter. Last year, the tax rate on first half pretax income was 19.5%. In the second quarter of last year, the Company recognized non-recurring tax benefits of $8.2 million associated with the restructuring of its Canadian operations. Without this non-recurring benefit, the tax rate for the first half of last year would have been 38.7%. The Company's tax rate on income is the composite of state and federal taxes on operations other than Ross University and a single digit tax rate on the earnings of Ross University, most of which is earned offshore in jurisdictions where the Company has agreements with the governments that exempt these earnings from local taxes. The higher composite tax rate in the second quarter, compared to the first quarter, reflects an increase in the earnings from operations other than Ross, e.g. DeVry University and Becker Professional Review, which are taxed at a higher rate.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations during the first half of the fiscal year was $84.4 million, compared to $95.0 million last year. Contributing to the lower cash flow in this year's first half was a $20.1 million receivable from federal and state student financial aid programs. This receivable represents amounts disbursed to the accounts of students under various federal and state grant programs for which cash has not yet been received by the Company. Most of the amount owed to the Company at December 31, 2003, was received in January. While there have been amounts owed to the Company from these student financial aid programs in previous periods, there was no amount owed at the corresponding time last year.

Net income for the first half of this year was $8.0 million lower than last year, which period last year included $8.2 million of non-recurring tax benefits associated with the Company's Canadian operations. Also, taxes paid on income increased by $7.2 million during the first six months of this year relating to tax liabilities associated with the acquisition of DMI.

Also contributing to the lower cash flow was a $21.8 million net receivable from students at Ross University, an increase of approximately $16.0 million during the first six months of this year. Most of this increase in Ross accounts receivable was offset by an increase in the related Ross deferred tuition revenue of $13.9 million in the first half of this year. Ross, acquired in May 2003, was not included in the Company's financial statements for this period last year.

Partly offsetting the negative effect of these items on cash flow was an increase in the non-cash charges for depreciation and amortization totaling approximately $7.4 million, lower levels of receivables from students at DeVry University reflecting improved collections and processing of financial aid and a decrease of $14.5 million in the amount of cash restricted under state and federal financial aid programs.

Capital spending for the first six months was $16.1 million, down $4.0 million from last year. In the second half of this fiscal year, construction is expected to commence on dormitory facilities located on the DeVry University Fremont, California and Kansas City, Missouri undergraduate campus sites. However, with no new large undergraduate campuses scheduled for construction, a much lesser cost associated with the opening of each new DeVry University Center and completion of the new 19,000 square foot Ross University medical school facility in the first half of the year, capital spending for the full year is expected to be in the range of $40 million, approximately the same level of spending as in fiscal 2003.

In conjunction with its acquisition of Ross University, the Company entered into two credit agreements to provide the required funding. At June 30, 2003, borrowings under these agreements totaled $290 million. During the first half, the Company repaid $50 million of these borrowings using existing cash balances and cash flow generated from operations. In addition to the remaining $240 million of borrowings, there are approximately $3.7 million of letters of credit issued under these borrowing agreements. These letters of credit were issued in conjunction with DeVry University's participation in student financial aid programs, various business insurance policies and a rental agreement on a leased teaching facility.

All of the Company's borrowings are based upon a floating interest rate, generally LIBOR, at the Company's option. During the first quarter, the Company entered into several interest rate cap agreements to protect $100 million of borrowings from sharp increases in the short-term interest rates upon which the borrowings are based. The Company intends to periodically review further debt repayment options and the need for additional interest rate protection in light of projected changes in working capital requirements and future period interest rates.

The Company is not a party to any off-balance sheet financing or contingent payment arrangements nor are there any unconsolidated subsidiaries of the Company. The Company's only long-term contractual obligations consist of its revolving line of credit and Senior Notes, operating leases on facilities and equipment and agreements for various services. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility or equipment lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements noted above. Under the terms of these cap agreements, the Company is not obligated to any further payment liability beyond their original purchase price.

The Company's primary source of liquidity is the cash received from payments for student tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financing resources. Funds originating as student and family educational loans and other forms of financial aid from various sources are dependent upon DeVry and Ross University's continued compliance with and participation in these programs.

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

Included in the Company's consolidated cash balances of $126.4 million at December 31, 2003, is $37.4 million of cash attributable to the Ross University operations. It is the Company's intention to indefinitely reinvest this cash and subsequent earnings and cash flow to service outstanding debt, improve and expand facilities and operations of the schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

The Company believes that current balances of unrestricted cash, cash generated from operations and borrowings under its financing agreements will be sufficient to fund its current operations and current growth plans for the foreseeable future unless new investment opportunities should arise similar to the recent acquisition of Ross University.


Item 3 - Qualitative and Quantitative Disclosures About Market Risk
-------------------------------------------------------------------

The nature of the Company's educational operations does not subject it to a concentration or dependency upon the price levels or fluctuations in pricing of any particular one or group of commodities.

The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. Almost all Ross University financial transactions are denominated in the U.S. dollar.

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

Of the $240 million in Company debt outstanding at December 31, 2003, $115 million matures on July 1, 2006 and $125 million matures on April 30, 2010. Future investment opportunities, however, may result in lesser or no debt repayments in the period including and following such investment and could require additional borrowings. The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at the end of the second quarter, a 1% increase in short-term interest rates would result in $2.4 million of additional annual interest expense. The Company entered into several interest rate cap agreements to protect $100 million of its borrowings from sharp increases in short-term interest rates. However, these interest rate cap agreements do not provide protection from increases in short-term interest rates of less than 2.35% from current rates.


Item 4 - Controls and Procedures
--------------------------------

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

There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's second quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. The Company has recorded approximately $1 million associated with estimated loss contingencies at December 31, 2003. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

The following updates the status of litigation and claims previously disclosed.

In September 2003, the Company received a notice claiming patent-infringement from Acacia Research Corporation. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology is used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached. The action was subsequently dismissed but an appeal has been filed.

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

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a then current student from a second Chicago-area campus.

At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 18, 2003, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, one Director of the Company was elected as a Class II Director to hold office until 2005 or until her successor is elected and qualified and four Directors of the Company were elected to serve as Class III Directors to hold office until 2006 or until their respective successors are elected and qualified. The results of the voting for Directors, whether in person or by proxy, were as follows:

                                    No. of Shares     No. of Shares
  Class II           Class III        Voted For     Voted to Withhold
  --------           ---------      -------------   -----------------
Connie R. Curran                     59,444,578         337,003
                 Charles A. Bowsher  59,094,457         687,124
                 Robert C. McCormack 58,837,872         943,709
                 Julie A. McGee      59,093,466         688,115
                 Ronald L. Taylor    59,150,337         631,244


The terms of office of the following Directors continued after the meeting: David S. Brown, Dennis J. Keller, Frederick A.
Krehbiel, Thurston E. Manning, Hugo J. Melvoin and Harold T.
Shapiro.

The DeVry Inc. 2003 Stock Incentive Plan was adopted by the Company's Board of Directors in August 2003 and submitted for stockholder approval at this meeting. The following table presents the results of the stockholder vote on this matter:

                                                       Broker
   For            Against           Abstain           Non-Vote
   ---            -------           -------           ---------
 48,177,757     5,661,790           58,144            5,883,890


Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as independent public accountants for the Company for the current fiscal year. The following table presents the results of the stockholders' vote this matter:

                                                       Broker
   For            Against           Abstain           Non-Vote
   ---            -------           -------           --------
 58,864,153       865,476           51,952                 0

Item 5 - Other Information
--------------------------
On January 12, 2004, the Company announced that Ross University president, Timothy E. Foster, was leaving effective January 30,
2004, to pursue other interests.  On an interim basis, Dennis J.
Keller, DeVry chairman and co-CEO will assume the responsibilities of the president of Ross University.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

                                                             Sequentially
     Exhibit #     Description                               Numbered Page
     ---------     -----------                               -------------
     31           Rule 13a-14(a)/15d-14(a)Certifications        34-39

     32           Section 1350 Certifications                   40


(b)  Reports on Form 8-K

     During the quarter ended December 31, 2003, the Company filed the following reports on Form 8-K:

     1. December 5, 2003, reporting enrollment for fall term at DeVry University and Ross University.

     2. October 22, 2003, reporting financial results for first fiscal quarter and the acquisition of Person/Wolinsky CPA Review.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: FEBRUARY 10, 2004         /s/Ronald L. Taylor
                                 -------------------
                                 Ronald L. Taylor
                                 Co-Chief Executive Officer and
                                 President




 Date: FEBRUARY 10, 2004         /s/Norman M. Levine
                                 -------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer