Form 10-Q
period 2004-03-31
DEVRY INC
filed 2004-05-11
CIK 730464

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                           _______________________

                                  FORM 10-Q



            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly and nine month period ended March 31, 2004


                        Commission file number 1-13988



                                  DeVRY INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)




         DELAWARE                                 36-3150143
--------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)                Identification No.)


        One Tower Lane, Oakbrook Terrace, Illinois     60181
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

                          YES   X



Number of shares of Common Stock, $0.01 par value, outstanding on
March 31, 2004:  70,281,623



Total number of pages: 49

                                  DeVRY INC.
                                  ----------
                               FORM 10-Q INDEX
            For the Quarter and Nine Months Ended March 31, 2004

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     March 31, 2004, June 30, 2003,
     and March 31, 2003                                   3-4

   Consolidated Statements of Income
     for the quarter and nine months ended
     March 31, 2004 and 2003                              5

   Consolidated Statements of Cash
     Flows for the nine months ended
     March 31, 2004 and 2003                              6

   Notes to Consolidated Financial
     Statements                                           7-20

 Item 2. Management's Discussion and
         Analysis of Results of Operations
         and Financial Condition                         21-28

 Item 3. Quantitative and Qualitative
         Disclosures About Market Risk                   28-29

 Item 4. Controls and Procedures                         29


Part II.  Other Information

 Item 1. Legal Proceedings                               30-31

 Item 5. Other Information                               32

 Item 6. Exhibits and Reports on Form 8-K                32


SIGNATURES                                               33

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                    March 31,     June 30,    March 31,
                                      2004         2003         2003
                                   -----------   ---------   -----------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $147,203     $ 93,471     $140,917
    Restricted Cash                   29,998       14,052       39,246
    Accounts Receivable, Net          87,206       24,275       80,523
    Inventories                        1,978        4,315        3,234
    Prepaid Income Taxes                   -            -        2,321
    Deferred Income Taxes              9,944       11,358        5,448
    Prepaid Expenses and Other         6,900        6,988        3,890
                                     -------      -------      -------
       Total Current Assets          283,229      154,459      275,579
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              60,306       59,888       58,942
    Buildings                        199,341      188,320      176,336
    Equipment                        219,921      207,405      194,300
    Construction In Progress           3,477       12,662        3,498
                                     -------      -------      -------
                                     483,045      468,275      433,076

    Accumulated Depreciation        (202,036)    (182,921)    (172,613)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              281,009      285,354      260,463
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            89,862      103,330       35,148
    Goodwill                         285,841      280,979       42,391
    Perkins Program Fund, Net         11,991       11,291       10,617
    Other Assets                       4,682        6,003        2,150
                                     -------      -------      -------
       Total Other Assets            392,376      401,603       90,306
                                     -------      -------      -------
TOTAL ASSETS                        $956,614     $841,416     $626,348
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                    March 31,     June 30,    March 31,
                                      2004         2003         2003
                                   -----------   ---------   -----------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $      -     $ 15,000     $      -
    Accounts Payable                  17,732       18,866       13,224
    Accrued Salaries, Wages &
      Benefits                        30,203       30,791       35,922
    Accrued Expenses                  26,755       31,767       11,616
    Advance Tuition Payments           8,900       10,568        5,276
    Deferred Tuition Revenue         153,948       16,291      139,860
                                     -------      -------      -------
       Total Current Liabilities     237,538      123,283      205,898
                                     -------      -------      -------
  Non-Current Liabilities

    Revolving Loan                   105,000      150,000            -
    Senior Debt                      125,000      125,000            -
    Deferred Income Taxes             13,429       13,049        4,899
    Deferred Rent and Other           15,504       14,417       12,816
                                     -------      -------      -------
       Total Non-Current
         Liabilities                 258,933      302,466       17,715
                                     -------      -------      -------
TOTAL LIABILITIES                    496,471      425,749      223,613
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,281,623, 70,021,513  and
    69,953,575, Shares Issued and
    Outstanding at March 31,
    2004, June 30, 2003 and
    March 31, 2003,
    Respectively                         703          701          700
  Additional Paid-in Capital          69,426       67,288       66,561
  Retained Earnings                  389,340      346,975      334,826
  Accumulated Other Comprehensive
    Income                               674          703          648
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           460,143      415,667      402,735
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $956,614     $841,416     $626,348
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                        DEVRY INC.
                             CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in Thousands Except for Per Share Amounts)
                                       (Unaudited)


                                         For The Quarter         For The Nine Months
                                         Ended March 31,           Ended March 31,
                                     ---------------------      ----------------------
                                        2004         2003          2004          2003
                                     ---------------------      ----------------------
REVENUES:

   Tuition                           $185,673     $155,166      $550,553      $465,480
   Other Educational                   11,077       14,090        34,141        39,391
   Interest                                50          111           148           313
                                      -------      -------       -------       -------
      Total Revenues                  196,800      169,367       584,842       505,184
                                      -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services       105,114       88,312       314,199       273,963
   Student Services and
      Administrative Expense           67,045       56,714       205,150       164,442
   Interest Expense                     1,885           47         6,013           141
                                      -------      -------       -------       -------
      Total Costs and Expenses        174,044      145,073       525,362       438,546
                                      -------      -------       -------       -------
Income Before Income Taxes             22,756       24,294        59,480        66,638

Income Tax Provision                    6,461        9,402        17,115        25,789
Non-Recurring Tax Benefits                  -            -             -        (8,150)
                                      -------      -------       -------       -------
NET INCOME                           $ 16,295     $ 14,892      $ 42,365      $ 48,999
                                      =======      =======       =======       =======


EARNINGS PER COMMON SHARE
   Basic                                $0.23        $0.21         $0.60         $0.70
                                        =====        =====         =====         =====
   Diluted                              $0.23        $0.21         $0.60         $0.70
                                        =====        =====         =====         =====



The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                     For The Nine Months
                                                       Ended March 31,
                                                       2004        2003
                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $ 42,365    $ 48,999
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                      30,158      28,108
     Amortization of Intangible Assets                 10,178         544
     Amortization of Other Assets                         790          32
     Provision for Refunds and
      Uncollectible Accounts                           25,564      26,566
     Deferred Income Taxes                              1,794       6,700
     Loss on Disposals of Land, Buildings
      and Equipment                                       336          61
     Changes in Assets and Liabilities:
         Restricted Cash                              (15,946)    (19,982)
         Accounts Receivable                          (88,375)    (80,919)
         Inventories                                    2,337       1,673
         Prepaid Expenses And Other                       807      (1,941)
         Accounts Payable                              (1,134)     (5,890)
         Accrued Salaries, Wages,
          Expenses and Benefits                        (5,600)      8,300
         Advance Tuition Payments                      (1,668)    (10,607)
         Deferred Tuition Revenue                     137,657     127,573
                                                      -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES           139,263     129,217
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                (26,149)    (31,005)
  Payments for Purchases of Businesses,
    net of Cash Acquired                               (1,493)          -
                                                      -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:              (27,642)    (31,005)
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                2140         216
  Repayments Under Revolving Credit Facility          (60,000)          -
                                                      -------     -------
  NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES (57,860)        216

Effects of Exchange Rate Differences                      (29)        (26)
                                                      -------     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS              53,732      98,402

Cash and Cash Equivalents at Beginning
 of Period                                             93,471      42,515
                                                      -------     -------
Cash and Cash Equivalents at End of Period           $147,203    $140,917
                                                      =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                      $5,562        $139
  Income Tax Payments During the Period, Net           22,044      15,131

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
           For the Quarter and Nine Months Ended March 31, 2004

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 2003 and December 31, 2003, each as filed with the Securities and Exchange Commission.

The results of operations for the nine months ended March 31, 2004, are not necessarily indicative of results to be expected for the entire fiscal year.

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

During the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its outstanding borrowings from sharp increases in short-term interest rates upon which its borrowings are based. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

These interest rate cap agreements are designated as cash flow hedging instruments and are intended to protect the portion of the Company's debt that is covered by these agreements from increases in short-term interest rates above 3.5%.

--------------------------------------------------------
These cap agreements were purchased at fair market values totaling $512,000. This cost has been capitalized and is being amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings are reported as a component of Other Comprehensive Income. These amounts will be reclassified and recognized into earnings over the 24-month term of the agreements. As of March 31, 2004, $8,000 is recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $42,000 and the $50,000 expensed as interest during the nine months ended March 31, 2004. For the quarter ended March 31, 2004, the decline in fair market value was $30,000 and the amount expensed as interest was $20,000. For the quarter and nine months ended March 31, 2004, there was no ineffectiveness related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $4,880,000, $12,349,000 and $11,029,000 as of March 31, 2004, June 30, 2003 and March 31, 2003, respectively. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $14,255,000, $2,305,000 and $1,901,000 at March 31, 2004, June 30, 2003, and March 31, 2003, respectively.

Post-employment Benefits
------------------------
The Company's employment agreements with its co-Chief Executive Officers provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2002. The Company recorded expense accruals of approximately $1,030,000 for the nine months ended March 31, 2004 and $1,744,000 for the nine months ended March 31, 2003, related to these agreements. This accrual is based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.25% rate and using the sinking fund accrual method.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued Guarantees

The Company adopted the accounting requirements of Financial Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements as of March 31, 2004 or June 30, 2003.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officer or director is performing at its request in such capacity. The indemnification agreement period is for the officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors and officer liability insurance policy with a face amount of $50 million that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company estimates the fair value of these indemnification agreements is minimal.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,187,000 and 69,943,000 for the third quarters ended March 31, 2004 and 2003, respectively and 70,088,000 and 69,927,000 for the nine months ended March 31, 2004 and 2003, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,885,000 and 70,278,000 for the third quarters ended
March 31, 2004 and 2003, respectively and 70,703,000 and 70,271,000 for the nine months ended March 31, 2004 and 2003, respectively. Excluded from the computations of diluted earnings per share were options to purchase 601,000 and 1,092,000 shares of common stock for the third quarter and nine months ended March 31, 2004, respectively, and 1,679,000 shares of common stock, for the third quarter and nine months ended March 31, 2003. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the nine months ended March 31, 2004, the Company granted options at fair market value to purchase up to 576,000 shares of the Company's common stock under the 1999 Stock Incentive Plan.

-----------------------------------
The Company accounts for its stock option plan using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which results in no charge to earnings when options are issued at fair market value. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," to stock-based employee compensation. (Dollars in thousands, except per share amounts)


                                   For the Quarter Ended  For the Nine Months Ended
                                          March 31,                March 31,
                                       2004       2003         2004        2003
                                     -------    -------      -------     -------
Net Income:

 Net Income as Reported              $16,295    $14,892      $42,365     $48,999

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense    (840)      (714)      (2,506)     (2,095)
                                      ------     ------       ------      ------
 Pro Forma Net Income                $15,455    $14,178      $39,859     $46,904
                                      ======     ======       ======      ======


Earnings per Common Share:

 Basic as Reported                     $0.23      $0.21        $0.60       $0.70

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense   (0.01)     (0.01)       (0.03)      (0.03)
                                        ----       ----         ----        ----
 Pro Forma Basic                       $0.22      $0.20        $0.57       $0.67
                                        ====       ====         ====        ====

 Diluted as Reported                   $0.23      $0.21        $0.60       $0.70

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense   (0.01)     (0.01)       (0.04)      (0.03)
                                        ----       ----         ----        ----
 Pro Forma Diluted                     $0.22      $0.20        $0.56       $0.67
                                        ====       ====         ====        ====



Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Accumulated Other Comprehensive Income. The amounts recorded in Other Comprehensive Income were an expense of $10,000 and income of $8,000 for the quarter and nine months ended March 31, 2004, respectively. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were income of $49,000 and $99,000, for the quarters ended March 31, 2004 and 2003, respectively, and expense of $37,000 and $26,000 for nine months ended March 31, 2004 and 2003, respectively.

Reclassifications
-----------------
Certain previously reported amounts have been reclassified to conform to current presentation format. These reclassifications had no effect on reported net income.

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

                             For the Quarter Ended    For the Nine Months Ended
                                March 31, 2003              March 31, 2003
                                (Unaudited)                   (Unaudited)
                             ---------------------    -------------------------
    Revenues		        $187,876,000	            $554,922,000
    Net Income                    17,232,000                  52,343,000
    Earnings per Common Share:
      Basic		 	       $0.25	                   $0.75
      Diluted                          $0.25                       $0.74

Person/Wolinsky
---------------
On October 21, 2003, Becker Professional Review, a wholly owned subsidiary of the Company, acquired certain tangible operating assets and trade names of Person/Wolinsky CPA Review ("Person/Wolinsky"). These assets were purchased for $2.7 million in cash. Person/Wolinsky is a training firm preparing students to pass the CPA exam. Founded in 1967, its primary locations include New York City, Philadelphia and Washington, D.C.

Based on an analysis performed for the Company by independent professional valuation specialists, the purchase price of Person/Wolinsky was preliminarily allocated as follows in the third quarter of 2004:

	Amortized Intangible Assets:
		Trade Names			    	$110,000
                Non-compete Agreement                     50,000
		Other					  20,000
						     	 -------
		Total				    	$180,000
                                                         =======

        Goodwill                                      $2,520,000
                                                       =========

The Company expects to complete the final valuation allocation of the purchase price in the fourth quarter of fiscal 2004. Funding for the acquisition was provided from the Company's existing operating cash balances.

NOTE 4:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                 As of March 31, 2004
                                           ------------------------------
                                           Gross Carrying    Accumulated
                                              Amount        Amortization
                                           ------------------------------
	Amortized Intangible Assets:
		Student Relationships	   $47,500,000	    $(11,414,000)
                License and Non Compete
 		   Agreements                2,650,000	      (2,017,000)
		Class Materials		     2,900,000	        (650,000)
                Trade Names                    110,000           (14,000)
                Other                          620,000          (479,000)
                                            ----------        ----------
                Total                      $53,780,000      $(14,574,000)
                                            ==========        ==========
        Indefinite-lived Intangible Assets:
                Trade Names                $20,972,000
		Trademark           	     1,645,000
		Ross Title IV Eligibility
		  And Accreditations	    14,100,000
                Intellectual Property       13,940,000
                                            ----------
                Total                      $50,657,000
                                            ==========

                                                 As of March 31, 2003
                                           -----------------------------
                                           Gross Carrying    Accumulated
                                              Amount        Amortization
                                           -----------------------------
	Amortized Intangible Assets:
		License and Non Compete
                   Agreements               $2,600,000      $(1,584,000)
                Class Materials              2,900,000         (450,000)
                Other                          600,000         (375,000)
                                             ---------        ---------
                Total                       $6,100,000      $(2,409,000)
                                             =========        =========
        Indefinite-lived Intangible Assets:
                Trademark                  $ 1,645,000
		Trade Names           	    15,872,000
		Intellectual Property	    13,940,000
                                            ----------
                Total                      $31,457,000
                                            ==========

Amortization expense for amortized intangible assets was $3,409,000 and $10,178,000 for the quarter and nine months ended March 31, 2004, respectively, and $182,000 and $544,000 for the quarter and nine months ended March 31, 2003, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

		Fiscal Year
			2004				$13,872,000
			2005				 14,072,000
			2006				  9,856,000
                        2007                              6,760,000
                        2008                              3,598,000

The original weighted-average amortization period for amortized intangible assets is five years for Student Relationships, six years for License and Non-compete Agreements, 14 years for Class Materials, four years for Trade Names and six years for Other as of December 31, 2003. These intangible assets are being amortized on a straight-line basis except for the Student Relationships. The amount being amortized for these Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the amount being amortized at an annual rate for each of the five years of estimated economic life as follows:

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

The Company performs an annual analysis of potential impairment with the assistance of independent professional valuation specialists. Based on the results of this analysis, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2003 or 2002. The carrying amount of goodwill related to the DeVry University reportable segment at March 31, 2004 and 2003 was unchanged at $22,195,000. The carrying amount of goodwill related to the Professional and Training reportable segment at March 31, 2004 was $22,716,000. This is an increase of $2,520,000 from the balance of $20,196,000 at June 30, 2003. This change represents the purchase price of Person/Wolinsky in October 2003 (See Note 2-Business Combinations).

The carrying amount of goodwill related to the Ross University segment was $240,930,000 at March 31, 2004. This is an increase of $2,342,000 from the balance at June 30, 2003. This change is comprised of the following:

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
                                                         =========

NOTE 5:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonweath of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the third quarter or nine months ended March 31, 2004 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of March 31, 2004, cumulative undistributed earnings were approximately $12.7 million.

NOTE 6: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc.
(GEI), a subsidiary newly formed in relation to the acquisition of DMI
(Note 3). This long-term debt consists of the following at March 31, 2004:

                                                                   Effective
                                                 Outstanding   Interest Rate at
                                                    Debt       March 31, 2004
                                                ------------   ----------------
	Revolving Credit Agreement:
                DeVry Inc. as borrower          $ 65,000,000          2.61%
                GEI as borrower                   40,000,000          2.61%
                                                 -----------
                Total                           $105,000,000          2.61%
                                                 -----------
	Senior Notes:
                DeVry Inc. as borrower          $ 75,000,000          2.37%
                GEI as borrower                   50,000,000          2.37%
                                                 -----------
                Total                           $125,000,000          2.37%
                                                 -----------
        Total long-term debt                    $230,000,000          2.48%
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

Following is a tabulation of business segment information for the quarters and for the nine months ended March 31, 2004 and 2003. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                        For the Quarter    For the Nine Months
                                        Ended March 31,      Ended March 31,
                                     -------------------   -------------------
                                        2004       2003       2004       2003
                                        ----       ----       ----       ----
Revenues:
   DeVry University                  $172,999   $160,821   $497,531   $474,382
   Professional and Training            1,924      8,546     25,935     30,802
   Ross University                     21,877          -     61,376          -
                                      -------    -------    -------    -------
      Total Consolidated Revenues    $196,800   $169,367   $584,842   $505,184
                                      -------    -------    -------    -------
Operating Income:
   DeVry University                   $24,243    $23,880    $48,378    $59,136
   Professional and Training           (4,815)       873      3,612      8,814
   Ross University                      8,870          -     24,353          -
   Reconciling Items:
     Amortization Expense              (3,419)      (192)   (10,209)      (576)
     Interest Expense                  (1,885)       (47)    (6,013)      (141)
     Depreciation and Other              (238)      (220)      (641)      (595)
                                       ------     ------     ------     ------
      Total Consolidated Income
      before Income Taxes             $22,756    $24,294    $59,480    $66,638
                                       ======     ======     ======     ======
Segment Assets:
   DeVry University                  $495,980   $534,109   $495,980   $534,109
   Professional and Training           68,647     72,755     68,647     72,755
   Ross University                    377,331          -    377,331          -
   Corporate                           14,656     19,484     14,656     19,484
                                      -------    -------    -------    -------
      Total Consolidated Assets      $956,614   $626,348   $956,614   $626,348
                                      =======    =======    =======    =======
Additions to Long-lived Assets:
   DeVry University                   $ 7,701    $10,795    $20,477    $30,846
   Professional and Training              729        103      3,099        159
   Ross University                      1,976          -      4,066          -
                                       ------     ------     ------     ------
      Total Consolidated Additions
      to Long-lived Assets            $10,406    $10,898    $27,642    $31,005
                                       ======     ======     ======     ======
Depreciation Expense:
   DeVry University                   $ 9,514     $9,152    $27,561    $27,236
   Professional and Training              109         95        266        286
   Ross University                        625          -      1,695          -
   Corporate                              243        195        636        586
                                       ------      -----     ------     ------
      Total Consolidated Depreciation $10,491     $9,442    $30,158    $28,108
                                       ======      =====     ======     ======
Amortization Expense:
   DeVry University                    $    7       $  8    $    23       $ 23
   Professional and Training              209        184        577        553
   Ross University                      3,203          -      9,609          -
                                        -----        ---     ------        ---
      Total Consolidated Amortization  $3,419       $192    $10,209       $576
                                        =====        ===     ======        ===


The Company conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5% of total revenues for the quarters and nine months ended March 31, 2004 and 2003. Revenues and long-lived assets by geographic area are as follows:


                                       For the Quarter     For the Nine Months
                                       Ended March 31,       Ended March 31,
                                     -------------------   -------------------
                                        2004       2003       2004       2003
                                     -------------------   -------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                $171,169   $164,655   $511,118   $490,008
  International Operations:
    Dominica and St. Kitts/Nevis       21,877          -     61,376          -
    Other                               3,754      4,712     12,348     15,176
                                      -------    -------    -------    -------
Total International                    25,631      4,712     73,724     15,176
                                      -------    -------    -------    -------
  Consolidated                       $196,800   $169,367   $584,842   $505,184
                                      =======    =======    =======    =======

Long-lived Assets:
  Domestic Operations                $355,660   $348,504   $355,660   $348,504
  International Operations:
    Dominica and St. Kitts/Nevis      316,557          -    316,557          -
    Other                               1,168      2,265      1,168      2,265
                                      -------    -------   --------    -------
      Total International             317,725      2,265    317,725      2,265
                                      -------    -------    -------    -------
  Consolidated                       $673,385   $350,769   $673,385   $350,769
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

In September 2003, the Company received a notice claiming patent-infringement from Acacia Research Corporation. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The Company has had discussions with Acacia relating to this claim and does not believe that it has infringed upon the Acacia patents.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached. The action was subsequently dismissed but an appeal was filed. Discussions are ongoing about a possible resolution of this issue.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. This complaint was amended and has subsequently been re-filed. The process of discovery, including depositions, is underway, with a trial date set for October 2004.

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

The Company has recorded approximately $1 million associated with estimated loss contingencies at March 31, 2004. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses had engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continue on a periodic basis but the Company believes that there will be no significant monetary liability.

At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
-----------------------------------------------------------
Certain information contained in this quarterly report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in selected areas of technology and business, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry and Ross University, increasing competition for the recruitment of new students and other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's annual report on Form 10-K as filed with the SEC.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 2003, December 31, 2003 and the Company's annual report on Form 10-K for the fiscal year ended June 30, 2003. The Company's annual report on Form 10-K includes a detailed description of the method of application for critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements including, but not limited to, revenue recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, resolution of law suits and health care costs for incurred but not yet paid medical services.

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

Results of Operations
---------------------
The following table presents information with respect to the relative size to revenue of each item in the statement of income for the third quarter and nine months year-to-date for both the current and prior year. Percents may not add due to rounding.


                             Qtr Ended March 31    Nine Months Ended March 31
                             -------------------   --------------------------
                                2004       2003          2004       2003
                                ----       ----          ----       ----
Revenue                        100.0%     100.0%        100.0%     100.0%

Cost of Educational Services    53.4%      52.1%         53.7%      54.2%
Student Services & Admin. Exp.  34.1%      33.5%         35.1%      32.6%
Interest Expense                 1.0%       0.1%          1.0%         -
                              ------     ------        ------     ------
     Total Costs and Expenses   88.4%      85.7%         89.8%      86.8%

Income Before Taxes             11.6%      14.3%         10.2%      13.2%

Income Tax Provision             3.3%       5.6%          2.9%       5.1%
Non-Recurring Tax Benefits         -          -             -        1.6%
                              ------     ------        ------     ------
Net Income                       8.3%       8.8%          7.2%       9.7%

The Company's total consolidated revenues increased by $27.4 million, or 16.2%, and by $79.7 million, or 15.8%, for the third quarter and first nine months of the fiscal year, respectively. Tuition revenue, which is the largest component of total revenues, represented over 94% of total revenues in the current quarter.

Third quarter and first nine month revenues include $21.9 and $61.4 million, respectively, of revenues from Dominica Management, Inc. ("DMI") that was acquired in May 2003 and not included in the Company's financial results until the fourth quarter of last year. DMI owns and operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine (collectively "Ross University").

Revenues in the DeVry University segment increased from last year and for the nine months to-date primarily because of higher enrollments and higher tuition pricing at Keller Graduate School. Revenues at Keller were higher than last year, in part, because of the July conversion in course length from ten weeks to eight weeks as the graduate program academic calendar was aligned with the DeVry
University calendar.   This change increases the number of terms
each year from five to six, and correspondingly increases revenue by 20% in each quarter and for the total year assuming that all students proceed through the year with continuous enrollment at the accelerated six term pace. Enrollments for the Keller term that began in March 2004 increased by 3.5% from the April term of last year as some previously enrolled students did not maintain continuous enrollment, partly offsetting increases in enrollment from new students at both new and existing teaching centers.

Revenues for the DeVry University undergraduate operations also increased slightly from last year in the third quarter but remain
somewhat below last year for the nine months.    Undergraduate
total student enrollments for the term that began in November 2003 were 4.0% lower than last year and undergraduate total student enrollments for the term that began in March 2004 were 4.5% lower than last year. Although new student enrollments increased from last year in both of these two most recent terms, the increased new student enrollments have been for online programs and programs at DeVry University Center locations that primarily serve working adult students with a greater proportion enrolled for less than a full-time academic load, and accordingly, who pay a somewhat lesser tuition amount. Tuition increases in July 2003 and March 2004 of approximately 5-6% each offset the effect of the lower total student enrollments compared to last year in the current quarter.

At Becker Professional Review in the Professional and Training segment, revenues decreased from the corresponding periods last year because of lower enrollment. Effective with calendar year 2004, the twice a year, paper and pencil CPA exam format is no longer being offered. Instead, the exam is now available on demand almost year-round in a new computer based format. Candidates may choose to take the exam sections individually and
at different times.    While this provides greater flexibility
for candidates sitting for the exam, it extends the timing for entering and completing exam review courses such as those offered by Becker. The new exam format was offered for the first time in April.

The Company believes that some exam candidates delayed taking the new exam so as to benefit from the experiences of the first new exam takers, thus reducing enrollments in the Becker CPA Review courses in the third quarter of the fiscal year until later exam offering periods. The Company believes that the number of exam candidates registered for the Becker review courses will increase from current reduced levels over the period of the next several quarters.

The Company's Cost of Educational Services increased by $16.8 million, or 19.0%, from the third quarter of last year. For the first nine months, Cost of Educational Services increased by $40.2 million, or 14.7%, from last year. The increase includes the cost of operation at Ross University that was not a part of the Company's operations last year. Cost increases were also incurred throughout all of the Company's continuing operations, including costs associated with new DeVry University Centers and the undergraduate Houston campus opened in September. At the new DeVry undergraduate campuses in Philadelphia and South Florida that were opened in the first half of last fiscal year, additional faculty and staff are being hired as students progress into higher terms of their educational programs. For the Keller Graduate School term that began in March, courses were taught in eight new locations compared to the February term of last year. In addition, expanding enrollments in the Company's online educational programs, both undergraduate and graduate, have generated additional costs as faculty and staff are added to support this growing method of course delivery.

Also contributing to the increased costs for the year-to-date, during the second quarter the Company recognized an approximately $0.5 million asset impairment loss in accordance with SFAS 144 on the furniture and laboratory equipment associated with the Company's Toronto-area operations. In connection with its agreement with RCC for the teachout of the remaining DeVry student programs, this equipment may become the future property of RCC and will have no further useful life for DeVry beyond the period of the teachout.

Depreciation expense, most of which is included in Cost of Educational Services, increased by $1.0 million in the third quarter compared to last year and by $2.1 million in the first nine months of the year. This increase in depreciation expense is largely attributable to depreciation expense of the acquired Ross University operations and also reflects the continued investment at DeVry University for program improvement and expansion of operations. For the first nine months, additions to long-lived assets were $27.6 million compared to $31.0 million in the same period last year.

Student Services and Administrative Expense increased by $10.3 million, or 18.2%, in the third quarter and by $40.7 million, or 24.8%, in the first three quarters. The 18.2% increase in the third quarter is a lesser rate of increase compared to last year than in either of the first or second quarters as the Company's additional commitment to new student acquisition efforts began in the third quarter of last year. The increased cost also includes marketing and administration at Ross University, which was not a part of the Company last year. As discussed above, the Company incurred higher advertising and selling costs associated with efforts to generate more new student enrollments, primarily in the Company's undergraduate educational programs. For the undergraduate term that began in March, new student enrollments increased by 3.9% from last year that included new students admitted to the now discontinued Toronto-area operations. In the previous term, that began in November, new student enrollments
increased by 3.2% from last year.   These are the second and
third consecutive terms with an increase in new student enrollments after five previous terms of declining new student enrollment.

Information systems development costs are included in Student Services and Administrative Expense. These costs, related to the development of the new student information system and to other system initiatives and support have increased by $0.9 million from the first nine months of last year. A major component of the information system expense is the Company's continued investment in a new student information system to provide better support for the educational processes and related student services.

In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs are being capitalized. During the third quarter, the Company capitalized $1.5 million, bringing to $4.5 million the amount capitalized year-to-date. For the third quarter and nine months of last year, the Company capitalized $1.2 million and $4.3 million, respectively. Cumulatively since the inception of this
project, the Company has capitalized $19.1 million.   In the
third quarter, the Company charged $1.0 million of indirect project costs directly to expense. For the first nine months, indirect costs charged directly to expense were $4.1 million compared to $4.0 million charged directly to expense in the first nine months of last year. In the third quarter, $0.8 million of previously capitalized costs were amortized to expense, bringing to $1.4 million the amount amortized for the year-to-date period. In the first nine months of last year, $0.3 million of previously capitalized costs were amortized to expense. As additional parts of this system are placed into service over the coming quarters, amortization expense of previously capitalized amounts will increase somewhat.

Also included in the Student Services and Administration Expense category was $3.4 million in the third quarter and $10.2 million in the first three quarters of amortization of finite-lived intangible assets, mostly associated with the acquisition of Ross University. This compares to $0.2 million and $0.6 million of amortization in the corresponding periods of last year, respectively. Spending for Student Services and Administrative

<PAGE 25)

Expense, excluding this amortization, as a percentage of total revenue was 32.3% in the third quarter compared to 33.6% in the second quarter and 33.4% of revenue for the third quarter of last year during which time spending on undergraduate student marketing had been increased to produce the new student enrollment gains reported for the past three terms.

In the DeVry University segment, although operating income increased slightly from last year's third quarter, operating margin as a percent of revenue continued to trail last year but did improve significantly from the second quarter. For the third quarter of this year, the operating margin was 14.0% compared to an operating margin of 8.5% in the second quarter. In the third quarter of last year, the operating margin was 14.8%.

Contributing to this year's lower operating margins are the lesser total undergraduate student enrollments discussed above and increased spending on undergraduate new student recruiting to increase future term enrollments. Expenses have also increased because of new teaching locations and educational operations to support increased enrollments in online programs. For the year-to-date, contributing to the increased cost and lower earnings was the recognition of a $0.5 million pre-tax asset impairment loss on the Toronto-area furniture and laboratory equipment used in conjunction with the teachout agreement with RCC. This agreement is expected to reduce the Company's operating losses at the Toronto campus below what such losses would have been if the Company continued to manage the educational process and services through the period of teach out. The Company believes that operating losses incurred during each year of the teach out period should not exceed $3 million pre-tax which is less than the loss experienced from operations in fiscal 2003. Partly offsetting these factors are the positive effects on margin from higher enrollments at Keller Graduate School and the effect on revenues and earnings of the conversion to an eight-week term length aligned with the common DeVry University calendar. Additionally, price increases across all of DeVry University of approximately 5-6% were implemented in July 2003 and another price increase was implemented for the term that began in March 2004.

The Professional and Training segment incurred an operating loss of $4.8 million for the quarter because of the effects on enrollment of the change in the CPA exam format and schedule discussed above. Also, costs increased somewhat for development of the new CPA exam format course materials. The Company believes that exam candidates that deferred taking the exam and a review course will return to register for courses in future periods, increasing revenues and earnings over the period of the next several quarters from their current reduced levels.

The Ross University segment was first incorporated into the Company's financial results in the fourth quarter of fiscal 2003, following completion of the acquisition in May. For the third quarter, Ross contributed $8.9 million of operating income for a 40.5% margin. In the first nine months, Ross had operating income of $24.4 million and an operating margin of 39.7%.

Interest expense increased by $1.8 million in the third quarter and by $5.9 million in the first nine months compared to last year. The increased expense is attributable to the fourth quarter of fiscal 2003 borrowings for the acquisition of Ross University. During the first nine months, borrowings were reduced by $60 million to $230 million using existing cash balances and cash generated from operations. Short-term interest rates, that serve as the basis for the interest rate on this debt, have remained low during this period. If short-term interest rates rise in the coming quarters, then interest expense may increase from current levels, depending upon the amount of debt outstanding at that time.

Taxes on income were 28.4% of pretax income in the third quarter, compared to 38.7% in the third quarter of last year. For the first nine months, taxes on income were 28.8% of pretax income. Last year, the tax rate on pretax income for the first nine months was 26.4%. In the second quarter of last year, the Company recognized non-recurring tax benefits of $8.2 million associated with the restructuring of its Canadian operations. Without this non-recurring benefit, the tax rate for the first nine months of last year would have been 38.7%. The Company's tax rate on income is the composite of state and federal taxes on operations other than Ross University and a single digit tax rate on the earnings of Ross University, most of which is earned offshore in jurisdictions where the Company has agreements with those governments that exempt Ross earnings from local income taxes.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations during the first three quarters of the fiscal year was $139.3 million, compared to $129.2 million last year. Contributing to the higher cash flow this year were the higher non-cash charges for depreciation and amortization included in net income and a lesser decrease in the amount of advanced tuition payments from students during this period. Although accounts receivable were higher than last year, receivables net of deferred tuition revenue, which billings create the receivables, and the non-cash provision for refunds provided a $1.3 million increased source of cash compared to the first nine months of last year.

Partly offsetting these increases was lower net income in the nine months, $6.6 million lower than last year. Also, although pre-tax income was lower than last year, cash used for taxes paid on income increased by $6.9 million during the first nine months of this year. The increase in taxes paid relates largely to tax liabilities associated with the acquisition of DMI.

Capital spending for the first nine months was $26.1 million, down $4.9 million from last year. Capital spending in the fourth quarter of this year and in the first two or three quarters of next year will include funding for construction of dormitory facilities located on the DeVry University Fremont, California undergraduate campus site. However, with no new large undergraduate campuses scheduled for construction, a much lesser cost associated with the opening of each new DeVry University Center and completion of the new 19,000 square foot Ross University medical school facility in the first half of this fiscal year, capital spending for the full year is expected to be in the range of $40 million, approximately the same level of spending as in fiscal 2003.

In conjunction with its acquisition of Ross University, the Company entered into two credit agreements to provide the required funding. At June 30, 2003, borrowings under these agreements totaled $290 million. During the first three quarters, the Company repaid $60 million of these borrowings using existing cash balances and cash flow generated from operations. In late April, the Company repaid an additional $5 million of borrowings. In addition to the remaining $225 million of borrowings, there are approximately $3.4 million of letters of credit issued under these borrowing agreements. These letters of credit were issued in conjunction with DeVry University's participation in student financial aid programs, various business insurance policies and a rental agreement on a leased teaching facility.

All of the Company's borrowings are based upon a floating interest rate, generally LIBOR, at the Company's option. During the first quarter of this fiscal year, the Company entered into several interest rate cap agreements to protect $100 million of borrowings from sharp increases in the short-term interest rates upon which the borrowings are based. The Company intends to periodically review further debt repayment options and the need for additional interest rate protection in light of projected changes in working capital requirements and future period interest rates.

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

The Company's primary source of liquidity is the cash received from payments for student tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financing resources. Funds originating as student and family educational loans and other forms of financial aid from various sources are dependent upon DeVry and Ross University's continued compliance with and participation in these programs. The Company is highly dependent upon the timely receipt of these financial aid funds because approximately 70% of its DeVry University undergraduate student revenues, approximately 40% of its graduate student revenues and approximately 70% of Ross University student revenues are funded by these programs. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

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

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses had engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continue on a periodic basis but the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new students admissions and is being operated in a teachout mode in conjunction with an agreement with RCC as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs.

In January 2003, the New York State Comptroller's Office began an audit of DeVry New York's compliance with the New York State Tuition Assistance Program. Preliminary reports have been received and the Company has responded, disagreeing with some of the findings in the report. The Company believes that any disallowance resulting in financial liability to the Company will not be material in amount and has already been fully reserved.

In March 2004, the California Student Aid Commission ("CSAC") conducted a review of the Cal Grant program for the Company's California undergraduate campuses. To-date, no report has been issued and the Company does not believe that there will be any significant monetary liability.

The expected outcome of these regulatory reviews will not be material to cash flows, financial position or results of operations.

Included in the Company's consolidated cash balances of $147.2 million at March 31, 2004, is $42.5 million of cash attributable to the Ross University operations. It is the Company's intention to indefinitely reinvest this cash plus subsequent earnings and cash flow to service outstanding debt, improve and expand facilities and operations of the schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

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

Of the $230 million in Company debt outstanding at March 31, 2004, $105 million matures on July 1, 2006 and $125 million matures on April 30, 2010. Future investment opportunities, however, may result in lesser or no debt repayments in the period including and following such investment and could require additional borrowings. The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at the end of the second quarter, a 1% increase in short-term interest rates would result in $2.3 million of additional annual interest expense. The Company entered into several interest rate cap agreements to protect $100 million of its borrowings from sharp increases in short-term interest rates. However, these interest rate cap agreements do not provide protection from increases in short-term interest rates of less than 2.4% from current rates.

Item 4 - Controls and Procedures
-------------------------------
The Company's management does not believe that any set of disclosure or internal controls can absolutely prevent all fraud and error. Such disclosure and internal controls, including those employed by DeVry Inc., can and should, however, provide reasonable, but not absolute assurance that assets have been safeguarded, used only for their intended purpose and that financial transactions have been properly recorded and reported to permit the preparation of financial statements in conformity with generally accepted accounting principles reported within the timeframes required by the SEC.

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

There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the Company's third quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------
The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. The Company has recorded approximately $1 million associated with estimated loss contingencies at March 31, 2004. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

The following updates the status of litigation and claims previously disclosed.

In September 2003, the Company received a notice claiming patent-infringement from Acacia Research Corporation. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The Company has had discussions with Acacia relating to this claim and does not believe that it has infringed upon the Acacia patents.

In March 2002, the Company received notice of a class-action complaint filed under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached. The action was subsequently dismissed but an appeal was filed. Discussions are ongoing about a possible resolution of this issue.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. This complaint was amended and has subsequently been re-filed. The process of discovery, including the taking of depositions, is underway with a trial date set for October 2004.

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

At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations, financial position or cash flows.

Item 5 - Other Information
--------------------------
In April, the Company announced that Paul Eppen has joined the Company as Senior Vice President and Chief Marketing Officer. Eppen has more than 15 years of marketing experience, having served in senior level marketing positions at Conseco Direct, New York Life Insurance Company and Spiegel Inc.

The Company has signed a letter of intent with Follett Higher Education Group relating to the transition of additional DeVry University bookstores to Follett similar to the agreement currently in place by which Follett manages a number of DeVry University undergraduate campus bookstores.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a)  Exhibit

                                                               Sequentially
     Exhibit #     Description                                 Numbered Page
     ---------     -----------                                 -------------

     31            Rule 13a-14(a)/15d-14(a)Certifications      34-39

     32            Section 1350 Certifications                 40

     99            Charter of Audit Committee                  41-49


(b)  Reports on Form 8-K

     During the quarter ended March 31, 2004, the Company filed the following reports on Form 8-K:

     1. January 23, 2004, reporting earnings for the Company's second fiscal quarter ended December 31, 2003.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: MAY 11, 2004              /s/Ronald L. Taylor
                                 -------------------
                                 Ronald L. Taylor
                                 Co-Chief Executive Officer and
                                 President




 Date: MAY 11, 2004              /s/Norman M. Levine
                                 -------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer