Form 10-K
period 2004-06-30
DEVRY INC
filed 2004-09-10
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:        JUNE 30, 2004
                          -----------------------------------------------------
Commission file number:           1-13988
                          -----------------------------------------------------

                                  DeVRY INC.
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

             DELAWARE                                           36-3150143
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer
                                                                Identification
                                                                No.)

     ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS      60181
-------------------------------------------------------------------------------
              (Address of principal executive offices)         (Zip Code)

Registrant's telephone number; including area code        (630) 571-7700
                                                  -----------------------------

       Securities registered pursuant to section 12(b) of the Act:

Title of each class:                Name of each exchange on which registered:

        NONE
----------------------              -------------------------------------------

       Securities registered pursuant to Section 12(g) of the Act:

                       COMMON STOCK, $0.01 PAR VALUE
-------------------------------------------------------------------------------
                             (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ]



      AUGUST 2, 2004 - $1,183,695,000.00
-------------------------------------------------------------------------------
     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded in that such persons may be deemed to be affiliates.



      AUGUST 2, 2004 - 70,337,137 shares of common stock, $0.01 par value
-------------------------------------------------------------------------------
     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2004, are incorporated into Part III of this Form 10-K to the extent stated herein.


Exhibit Index located on Pages 148-151         Total number of pages, 192

                                DeVry INC.
                        ANNUAL REPORT ON FORM 10-K
                     FISCAL YEAR ENDED JUNE 30, 2004

                            TABLE OF CONTENTS
                                                                   PAGE #
PART I                                                             ------
  Item 1  - Business                                                    3
  Item 2  - Properties                                                 56
  Item 3  - Legal Proceedings                                          62
  Item 4  - Submission of Matters to a Vote of Security Holders        63
          - Executive Officers                                         64

PART II
  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                72
  Item 6  - Selected Financial Data                                    73
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              73
  Item 7A - Quantitative and Qualitative Disclosures
       about Market Risk
                                                                      102
  Item 8  - Financial Statements and Supplementary Data               104
  Item 9  - Changes in and Disagreements with Accountants             104
  Item 9A - Controls and Procedure                                    104

PART III
  Item 10  - Directors and Executive Officers                         143
  Item 11  - Executive Compensation                                   143
  Item 12  - Security Ownership of Beneficial Owners and Management   143
  Item 13  - Certain Relationships and Transactions                   143
  Item 14  - Principal Accountant Fees and Services                   143

PART IV
  Item 15 - Exhibits, Financial Statements and Reports on Form 8-K
          - Financial Statements                                      144
          - Financial Statement Schedules                             144
          - Exhibits                                                  144
          - Reports on Form 8-K                                       144
          - Signatures                                                146

                                  PART I


Certain information contained in this Annual Report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in computer information systems, electronics and telecommunication technology; dependence on student financial aid; dependence on state and provincial approvals and licensing requirements; dependence on continued accreditation for DeVry and Ross University and the other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.

Copies of the Company's SEC filings on Forms 3, 4, 8-K, 10-Q and Annual Reports on Form 10-K may be obtained free of charge through the Company's website, www.devry.com.


ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company's executive offices are located at One Tower Lane, Oakbrook Terrace, Illinois, 60181. The Company's telephone number is
(630)571-7700.

The Company, through its wholly-owned subsidiaries, owns and operates DeVry University, Ross University and Becker Professional Review ("Becker").

DeVry University includes DeVry undergraduate programs in technology and business, and Keller Graduate School of Management ("Keller"), with graduate programs in management. In fiscal 1999, the holding company for these degree-granting operations was renamed from Keller Graduate School of Management, Inc. to DeVry University, Inc. The new name better reflects the comprehensive higher education system that it has become, offering programs in technology, business and management at the undergraduate and graduate level. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in North America.

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

In January 2001, as a complement to its Becker Professional Review operation, the Company acquired the operations of Stalla Seminars
("Stalla"), a leading provider of review courses and study materials for the CFA certification exams.

To further diversify its educational program offerings, in May 2003, the Company acquired the stock of Dominica Management, Inc. ("DMI"). DMI owns and operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine, operating in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively.

In October 2003, the Company acquired the assets of Person Wolinsky CPA Review to further complement its Becker Professional Review operation. Person Wolinsky offered CPA review courses in the New York City,
Philadelphia and Washington, D.C. areas.

The amounts of revenue and identifiable long-lived assets of the Company's U.S. and foreign operations are presented in Note 10 to the Consolidated Financial Statements, "Segment Information".

   DeVry University
   ----------------
The DeVry undergraduate programs trace their origin to Dr. Herman DeVry. For more than 70 years DeVry has provided career-oriented technology-based education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, the DeVry undergraduate programs are offered on twenty three campuses in the United States and Canada, and at approximately fifty smaller DeVry University Center ("DVUC") teaching locations operated in conjunction with graduate school program offerings at these sites. Selected undergraduate programs are also offered through DeVry University Online.

Originally offering only undergraduate programs in electronics, DeVry introduced its undergraduate computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980's, DeVry expanded its program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced, followed by the telecommunications management program and the introduction of an accounting program in the spring of 1988. In 1994, DeVry introduced the undergraduate technical management degree completion program which focuses on business and management skills for students who already have an associate degree. In 1997, the undergraduate business operations program was redefined and is now the business administration program with a concentration in accounting, replacing the previously separate accounting program. Today, other concentrations in the business administration program include e-commerce, operations management, project management, business information systems and several others. In 1998, in response to the increasing employment demands of the information technology field, a one year Information Technology program was introduced to bachelor's level college graduates of any discipline seeking career change and enhancement opportunities in IT.

In fiscal 2000, DeVry introduced a new undergraduate bachelor's degree program in computer engineering technology, ("CET"). This program is aimed at helping students develop skills and knowledge in software engineering, operating systems, data structures and algorithms, and distributed computer systems.

Programmatic initiatives developed during the past several years have also expanded the DeVry University undergraduate program reach. These initiatives include new delivery formats, such as weekend class schedules, compressed and accelerated course schedules, technology-assisted delivery options for classroom based courses and courses offered completely online.

In fiscal 2001, DeVry announced two new undergraduate educational program delivery initiatives. The bachelor of business administration degree program was the first undergraduate DeVry program to be offered in a fully online format. Subsequently, the bachelor of information technology and the bachelor of technical management programs were added in an online format and the undergraduate Computer Information Systems curriculum was also added to the online program offerings, bringing to four the number of undergraduate programs offered online. In June 2004, DeVry University announced that it would begin offering new concentrations in security management and hospitality management as a part of its online bachelor's degree program in business administration. Additional concentrations and programs are expected to be added in an online format in the future. The online format allows DeVry to better serve place-bound students and others whose schedules prevent them from attending classes in person.

The second new delivery initiative was the formation of DeVry University Centers. In fiscal 2001, DeVry University opened the first adult-learner DeVry University Center in conjunction with the existing graduate school teaching site in the downtown Chicago area. By the end of fiscal 2004, undergraduate programs were offered at approximately 40 DeVry University

Center locations. Additional DeVry University Centers are planned to be opened in fiscal 2005. The addition of undergraduate program offerings at these former graduate teaching centers is aimed at providing both undergraduate and graduate education convenient to working adults with the option to combine online with on-site coursework.

At the start of fiscal 2004, DeVry University introduced three new undergraduate educational programs at selected campuses. The new programs were Biomedical Engineering Technology ("BMET"), Biomedical Informatics ("BMI") and Health Information Technology ("HIT").

Biomedical Engineering Technology is an interdisciplinary program that covers engineering design and implementation of equipment and processes for life sciences with applications in pharmaceuticals and environmental science; and physical science applications in areas such as development of artificial limbs and biomedical computing. At the end of fiscal 2004, this program was being offered at four campuses.

Biomedical Informatics is the application of information technology to healthcare with applications in fields such as healthcare administration, medical communications and biomedical research. At the end of fiscal 2004, this program was being offered at six campuses.

The Health Information Technology program is an associate degree program that centers around the management of electronic patient record systems including maintenance, analysis, assurance of privacy and security of these records. In a recent speech by the U.S. Health and Human Services Secretary, a plan was presented to bring electronic health records into physician offices and hospitals, improve access to health information and clinical research among other objectives. DeVry's Health Information Technology program is designed to provide the necessary worker education to facilitate achieving these objectives. At the end of fiscal 2004, this program was being offered at 3 campuses.

These healthcare education programs are expected to be offered at additional locations in the coming terms.

In addition to the new healthcare programs, the Telecommunications Management program was revised and renamed Network and Communications Management. The change in name better reflects the evolution of the content and focus of the program since its introduction to include newer areas of telecommunications such as enterprise network design, administration, security and management. Also, additional majors were introduced within the Business Administration program, including Health Services, Human Resources, Small Business Management and Sales and Marketing.

In August 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed a letter of intent with RCC College of Technology ("RCC") that would enable DeVry to phase out its operations at its Toronto campus commencing with the term that began in November 2003. An agreement was subsequently finalized with RCC for management of the completion of programs of study for the remaining DeVry students at the Toronto campus. July 2003 was the last term for which new students were admitted to the Toronto campus.

Keller Graduate School was founded in Chicago in 1973 based upon the concept that the most important components of management education are effective teaching and student mastery of practical management skills. Keller emphasizes practitioner orientation, excellence in teaching and service to working adults. Classes are offered in the evenings and on weekends. Building on its original MBA program offering, Keller now offers a total of seven management masters degree programs and numerous concentrations within some of these programs at more than 60 sites in the U.S.

At the graduate level, in addition to its original Master of Business Administration ("MBA") program which Keller Graduate School began offering in 1977, Keller introduced a Master of Project Management ("MPM") degree program in 1991 and a Master of Human Resource Management ("MHRM") degree program in 1993. In 1995, Keller began offering a Health Services Management ("HSM") concentration within its MBA program. In 1997, Keller introduced a Master of Telecommunications Management ("MTM") program. In 1998, Keller began offering two new programs, the Master of Information Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). The MAFM program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Management Accountant or Chartered Financial Analyst. These exam-preparation concentrations were developed in conjunction with the Becker Professional Review.

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

All of the Keller graduate programs and concentrations are aimed at satisfying the need for advanced education in high demand areas. In addition to its expanding network of classroom based program offerings, Keller offers all seven of its degree programs in an online format. These offerings are designed to allow students to efficiently complete their degrees entirely online or in any combination of online and on-site coursework that suits their needs.

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

To enhance the learning process, undergraduate accelerated programs offered in the 8-week session format and graduate school courses are being taught using the Integrated Learning System that incorporates both on-site and online instruction. This model better supports student learning by combining once-a-week on-site classes with support of faculty and students by online interaction throughout the week.

In addition to its programmatic expansion and new delivery method initiatives, DeVry University embarked upon a strategy of facility improvement and expansion to attract and retain increased student enrollment. This improvement and expansion strategy includes facility renovations, expansion of existing campuses, openings of new campuses and the formation of DeVry University Centers.

Expansions and improvements during the past several years include the July 2000, acquisition of the operations of Denver Technical College with two undergraduate campuses in Colorado, the Company's first campuses in that state. In November 2000, a new undergraduate campus was opened in Orlando, Florida, the first campus in that state. Further expansion was accomplished with the completion of a technology center addition to the urban Chicago campus, a renovation and expansion program at the Columbus, Ohio, campus and completion of the expansion of the New York undergraduate campus, bringing that campus to its full facility size.

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

Keller graduate classes are being offered at more than 60 locations nationwide. Additional teaching centers are planned to be opened in fiscal 2005. Some of Keller's teaching sites are co-located on DeVry undergraduate campuses but most operate as a part of smaller, more centrally located DeVry University Centers, offering both graduate and undergraduate programs. Also, one teaching site is located in the Company's corporate headquarters in Illinois. In addition, some DeVry

University teaching sites host Becker exam review classes where space and location are appropriate.

In addition to its expanding network of undergraduate and graduate program teaching locations, graduate programs were first offered online in September 1998. The first online undergraduate program was introduced in 2001. DeVry University Online not only serves the online student but also supports campus and DeVry University Center-based students with an option to "mix and match" on-site and online courses of study to best meet their individual needs and schedules. Online programs offerings extend delivery of all seven of the master's degree programs and four of the undergraduate programs to students who reside beyond the geographic reach of local centers, whose schedules preclude attending weekly classes on-site and/or who cannot find their desired course at the teaching center near where they live or work.

At the beginning of the spring 2004 semester, which was the final semester in the Company's fiscal year 2004, approximately 41,135 full and part-time students were enrolled in DeVry University undergraduate day, evening and online programs, including enrollments at the Toronto campus where educational programs are being phased out under the terms of the previously discussed teachout agreement with RCC. The Company's undergraduate programs accounted for approximately 72% of the Company's revenues in fiscal 2004. In addition, there were approximately 11,140 coursetakers in graduate school programs for the Spring term that began in May.

Classes began in July for the DeVry University undergraduate summer 2004 semester. This is the first semester in the Company's fiscal year 2005. DeVry undergraduate enrollments have been concentrated in the areas of computer and electronics technology. The Company believes that interest in these programs as careers has been adversely affected by the news of employee layoffs and financial difficulty encountered by many firms in the technology sector of the economy. A recent report by USA Today cites several examples of other colleges and universities with fewer students enrolled in computer science majors than last year. The Computing Research Association says that last year, the number of newly declared computer science and computer engineering majors in the U.S. and Canada fell 23% vs. the year before and they say that the figures are not expected to improve this year. Partly as a result of these factors, total undergraduate enrollment for the summer term was 38,189, including the remaining enrollments at the Toronto campus, compared to 41,075 in the previous summer. In the graduate school programs, there were approximately 10,275 coursetakers in the summer term that began in July, an increase of 8.4% from the July term of last year.

With expanded marketing emphasis on its undergraduate business programs, the increased number of DeVry University Center locations and the growing demand for its online programs, new student undergraduate enrollments for the summer term of 2004 increased by 0.9% from the previous year, excluding from 2003 the final admission of new students to the Toronto campus which is being phased out of operation.

DeVry University operates in the higher education segment of the overall education market. Higher education gross revenue in the United States now exceeds an estimated $315 billion. Changing demographics are expected to increase the size of the higher education market and benefit the Company's future enrollment. According to the Department of Education's National Center for Education Statistics, in 2003 there were an estimated 15,756,000 students enrolled at postsecondary degree-granting institutions in the United States. This was expected to grow by 6.2% to 16,738,000 in 2008 and by 12% to 17,673,000 in 2012.

The total postsecondary student population can be thought of as two separate categories of students - career-launchers who are mostly traditional college age students and career-enhancers who are most working adult students. After a period of nearly two decades during which the number of graduating high school seniors (career-launchers) declined by 25 percent to approximately 2.5 million, 1995 marked the beginning of a slow but steady increase in the number of high school graduates resulting from the "baby boom echo".

The Western Interstate Commission for Higher Education forecasts that the number of graduating high school seniors will increase to more than 3.1 million by 2006/2007. The forecasted rate of increase in the number of high school graduates in many of the states in which the Company's undergraduate programs are offered is greater than the forecasted national rate of increase, further contributing to future enrollment growth opportunities. In addition, it is expected that a greater percentage of individuals who graduate high school will choose to continue their education. Since bottoming at 46.6% in 1973, the percentage of U.S. high school graduates entering college has increased, reaching an estimated 63% in 2001 and is expected to increase further, possibly exceeding 65% by 2010.

Students in the 18 to 24 year-old age cohort represent a substantial portion of DeVry University's full-time undergraduate day school enrollments. An increasing proportion of these students is demographically different from college bound generations of the past. They include more minorities, women, recent immigrants and lower income candidates. Some of the DeVry undergraduate campuses rank at or near the top on the list of institutions with degrees granted to minority students in the fields of computer and information science, business and all academic disciplines combined. DeVry undergraduate programs have attracted many students from immigrant and minority populations. Often these students are the first in their family to attend college.

In addition to the projected growing number of traditional-age students, more adults, primarily working adult career-enhancers, are returning to college. It is currently estimated that perhaps as many as 60% of all college students are 25 years of age or older, up from about 28% in 1970 and 43% in 2000. Approximately 48% of DeVry University's undergraduate enrollment in the fall 2003 semester were 25 years of age or older. At DeVry Online and DeVry University Centers that are designed for the adult student, an estimated 80% or more of the students are age 25 or older.

The increased number of older students attending college today has positively influenced DeVry University enrollments and has been fueled by
(1) the development of the knowledge-based economy, (2) the rapid pace of technological change in the workplace, (3) the growing recognition of the strong correlation between education and income, (4) the emergence of e-learning tools that make continuing education more accessible and convenient, and (5) growing recognition of the importance of lifelong learning. The number of college students who are 25 years of age or older is projected to reach 6.4 million in 2008 and 6.7 million in 2012, an increase of about six and ten percent, respectively, over 2002. The U.S. Census Bureau reported that in 2003, only an estimated 27% of American adults over 25 had a bachelor's degree. Therefore, adult student participation rates in postsecondary education are expected to continue to be stable or favorable through at least the end of the decade.

A strong motivation for the growing enrollments in postsecondary institutions is the income premium associated with additional education. In 2000, the mean income of U.S. employees with a bachelor's degree ($43,782) was nearly double the mean income for those with only a high school education. The wage gap is even larger for those with graduate degrees. According to a recent report by the College Board, over a lifetime, the gap in earnings between those with a high school diploma and a B.A. or higher exceeds $1,000,000.

Women made up about 56% of U.S. college enrollments in 2000 but are only about 29% of students enrolled at DeVry. The Company believes that the smaller proportion of women at DeVry is the result of their lesser interest in technical areas of study than for their male counterparts.

Online learning is growing rapidly within higher education. The vast majority of online students are adult learners attracted by the flexibility and convenience of this form of learning. The DeVry University approach to distance learning is to focus on the quality of education delivered to the student. The technical feasibility of the delivery system, while an integral component of online course delivery, is not the sole or primary focus. DeVry's online enrollment strategy is not limited to exclusive enrollment in distance education programs. Many DeVry University students are attracted by the "mix and match" formats that allow for added convenience and flexibility. This option better serves students by effectively complementing the student's preferred learning style and providing increased course scheduling flexibility.

DeVry University Online offers undergraduate and graduate programs in business and technology via the Web. It builds on the successful model initially implemented at the graduate level in 1998 and draws on the content and pedagogy of both the undergraduate and graduate systems. DeVry University Online currently offers all seven of the Keller graduate programs and the DeVry undergraduate Business Administration (BSBA), Technical Management (BSTM), Information Technology (IT) and Computer Information Systems (CIS) programs. Additional online programs may be offered in the future.

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

Undergraduate classes at DeVry campuses are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. The availability of part-time employment and government-provided financial aid partially offset the competitive advantage of schools charging a lower tuition. Undergraduate classes at DeVry University Centers are generally offered in the evening for the scheduling convenience of the predominantly working adult student although daytime class schedules are being added in markets where there is a demand. Each curriculum is generally consistent at all of the undergraduate campuses, with content variations introduced to meet local employment market needs. This common curriculum is another competitive advantage that allows students to transfer, if necessary, to an undergraduate campus at a different location without interrupting their studies.

Graduate program faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, technology, quality and international issues are woven throughout the curricula. Keller's curricula, like the undergraduate curricula, are generally consistent at all locations, and are regularly reviewed for relevance to both students and employers.

To facilitate student success, DeVry University invests in resources for libraries and academic support services that can assist students in any phase of their educational program. In addition, DeVry undergraduate students are encouraged to participate in an array of offered social and professional activities. DeVry supports student organizations closely linked to the professional aspirations of graduates. Campuses regularly invite technology and business leaders into the classroom. Faculty members serve as mentors for student chapters of professional associations and sponsor a wide range of student co-curricular projects. Each student is also required to complete a student success or problem solving strategy course aiming at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success.

   Ross University
   ---------------
Founded a quarter of a century ago, Ross University operates two schools. Ross University School of Medicine offers a Doctor of Medicine (M.D.) degree and Ross University School of Veterinary Medicine offers a Doctor of Veterinary Medicine (D.V.M.) degree. Ross University is one of the world's largest providers of medical and veterinary medical education with over 3,300 students enrolled in the May 2004 semester. The schools are located in the Caribbean island countries of Dominica and St. Kitts/Nevis, respectively.

Ross medical students complete a four semester (approximately 16 months) basic science and pre-clinical curriculum in modern classrooms and laboratories on a campus located on Dominica followed by a one semester course of Advanced Introduction to Clinical Medicine at a campus in Miami, Florida. Following their successful passage of the USMLE Step 1 exam, the remainder of the ten semester program is completed through clinical rotations conducted at more than 40 affiliated teaching hospitals in the U.S. The educational program, with three academic semesters per year beginning in May, September and January, is designed to prepare students for general medical practice and to provide the foundation for postgraduate specialty training in the U.S.

Ross veterinary students complete a seven semester pre-clinical (basic sciences plus medicine and surgery) curriculum in a large modern facility on St. Kitts. The basic science curriculum is structured to provide a veterinary education that is fully comparable to that offered at U.S. veterinary schools. After completing their preclinical curriculum, Ross veterinary students enter a clinical clerkship of approximately 48 weeks duration at one of 21 affiliated U.S. Colleges of Veterinary Medicine, with

Michigan State and Ohio State Universities as the two most recent additions to this list.

The student population at both schools is selected from applicants who typically have (1) applied to U.S. medical or veterinary schools but failed to gain entry, or (2) elected not to apply to U.S. schools because of self-perceived shortcomings in their academic record but who still desire to become U.S. physicians or veterinarians. Admission standards at Ross closely parallel those of U.S. schools, but at somewhat lower levels of performance. The average Ross medical student is 26 years old, two years older than the U.S. medical school average and is somewhat more than 50% male. The average Ross veterinary student is 25 years old, one year older than the U.S. veterinary school average and is 71% female. Most Ross students are either citizens or permanent residents of the U.S.

   Professional and Training
   -------------------------
In June 1996, the Company acquired the Becker CPA Review. At the time of acquisition, Becker was a leading international training firm preparing students to take the national Certified Public Accountant and Certified Management Accountant examinations.

Between 1996 and 1999, Becker acquired several regional CPA review firms, strengthening its presence in the east coast market. In July 1999, the Company acquired the operations of Conviser Duffy CPA Review. Conviser was a national provider of CPA review courses, serving approximately 12,000 students annually at more than 200 locations. With the Conviser Duffy acquisition, Becker teaching sites included numerous college campuses throughout the United States.

Most recently, the Company acquired the assets of Person Wolinsky CPA Review. Person Wolinsky offered CPA review courses in the New York City, Philadelphia and Washington D.C. areas.

Becker offers CPA review classes at approximately 250 locations, including sites in more than 30 foreign countries. Becker's numerous teaching locations and the availability of online makeup sessions help students whose schedules may occasionally conflict with class dates. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA review course conveniently packaged on CD-ROM or in an online format. Online review course enrollments have recently equalled approximately 40% of all students, pointing to the importance of this method of delivery for many potential exam takers. The CD-ROM and online products are interactive, bridging the gap between classroom study and self study. The Becker CD-ROM course provides the same instructor-led lessons and classroom materials that are used in the classroom course. This method of study offers the opportunity to study at one's own pace in the convenience of home, office or anywhere else.

The Becker online course provides the same materials as are offered in the classroom format. In addition each student is assigned a dedicated online instructor providing individualized attention. The structured lesson plan emphasizes the "work and remember" teaching system which has been so successful in the Becker classroom environment.

Becker's proprietary course materials and teaching methods, which include CD-ROM based presentation materials coupled with live classroom instruction, result in pass rates on the CPA exam for Becker students which the Company believes are substantially higher than the national average pass rate, producing nearly one half of all students passing the CPA exam.

The November 2003 CPA exam was the last exam offered in the traditional paper and pencil, fixed date and place format. Beginning in April 2004, the exam is now offered only in a computer-based, on-demand format. The new exam is administered for two months out of every three. For example, the new exam was offered in April and May 2004, but not in June, and then offered again in July and August.

Unlike the previous exam, which covered all four parts in a single exam administration, a candidate may now elect to sit for less than all four parts at one time. The Company believes that the effect of this change increased enrollments for the review course leading to the last of the old format exams in November but resulted in lower enrollments for review courses preceding the first of the new exams in April, as some potential exam takers took the opportunity to assess the experiences and results for the first takers of the new exam format. However, the Company expects that the number of exam candidates will return to historical levels from the current reduced levels over the period of the next several quarters. The

Company also believes that some candidates will elect to take only one part of the new exam at a time, extending the period over which its review course revenue is earned.

In the spring of 2000, Becker offered a pilot version of its own CFA review course for the Level 1 examination. In January 2001, the Company acquired Stalla Seminars as a complement to its own review course. Stalla is a leading provider of CFA review courses and study materials, offering classroom seminars in selected cities in the United States and in major financial centers around the world. Stalla also offers CFA exam study materials in print, on video as a supplement to its classroom based seminars or for use in independent study and in an online format. Although the number of candidates seeking the Chartered Financial Analyst professional designation has increased significantly over the past several years, periodic employment reductions at some financial services firms has negatively impacted the number of exam takers in some years and may affect them again in the future. However, the Company believes that declining exam pass rates, estimated now to be in the mid-thirty percent range for the Level 1 and Level 2, exams may encourage more exam takers to enroll in review courses such as those offered by the Company instead of just purchasing books and trying to study for the exam on their own as many exam takers have done in the past.

Becker serves an estimated more than 43,000 students annually through its CPA, CFA and CMA review courses.

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

At the graduate level, DeVry University competes for students in a market consisting of students seeking management skills in business and technology, additional certification or degree credentialing and educational formats oriented to working adults. In every market in which it operates, there are numerous state institutions and private, not-for-profit universities. In addition, there is growing competition from online programs and site-based for-profit school programs.

In each market, local community colleges and state universities continue to provide educational alternatives to students for whom lower tuition cost is a high priority. In addition, some educational institutions are reaching out to partner with local businesses to expand their educational reach.

Many educational institutions are also recognizing the growing need for new and updated programs in what are projected to be future high employment demand occupations such as information systems, computer networking and electronics. Although the for-profit segment of postsecondary education has generally led the way in online education, many traditional universities are expanding their offerings into the online format.

There is growing competitive pressure from community colleges, traditional universities and technical colleges that include industry-specific certification programs, mostly aimed at the computer information field. Proprietary and community colleges are offering these industry-specific certification programs and other short-term certificate programs as a pathway to the job market for students who do not want longer and more comprehensive career preparation.

Tuition at independent not-for-profit institutions is, on average, higher than the tuition at DeVry University. Publicly supported colleges may offer similar programs at a lower tuition level due to government subsidies, tax-deductible contributions and other financial sources not available to for-profit schools.

There are more than 1,100 public and private community colleges nationwide, enrolling more than five million degree seeking students. Many local community colleges offer highly affordable programs similar in content to DeVry University's associate degree programs. While community colleges may be viewed as competitors in the recruiting of students, they also provide DeVry University an opportunity to serve their graduates with bachelor's and master's degree programs through articulation and transfer agreements.

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

The expansion of DeVry University Online and DeVry University Centers has added to the number of locations, class schedules and learning formats to more effectively compete with educational program offerings by other educational institutions.

DeVry University differentiates itself in the graduate program marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. Beginning with fiscal 2004, graduate programs, both on-site and online, were offered on a six 8-week term schedule each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets, there is flexibility in course scheduling, a greater choice of elective courses and a more convenient location than offered by its competitors. There is also an accelerated format of the MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their work week. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments in DeVry University graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With campuses and DeVry University Centers in an expanding number of states and multiple locations within many of these states, DeVry University offers distributed access points throughout the country to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations. Additionally, with the inclusion of all of its graduate programs and selected undergraduate programs in a distance delivery format, DeVry University has expanded its availability to all qualified students without regard to their location or daily schedule. By delivering courses both on-site, in an expanding number of sites, and online, DeVry University benefits from the competitive advantage of enhancing student satisfaction and success with this scheduling and format flexibility.

   Ross University
   ---------------
For 2003, it is estimated that applications to U.S. medical and veterinary medical schools aggregated over 35,000 and 6,700, respectively. From these applicant pools, only approximately 17,000 and 2,300 students, respectively, were accepted. Acceptance levels have remained largely unchanged for more than two decades. The large number of denied medical and veterinary applicants represent the largest segment of prospective students for Ross University. Based upon the number of Medical College Admission Test ("MCAT") takers, which exceeded 58,000 in 2003, increasing from more than 56,000 in 2002, Ross University believes that the potential market is much larger than the denied applicant pool alone.

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

Competing with Ross University in the medical education market, in addition to the 125 U.S. based schools of medicine, are twenty U.S. Colleges of Osteopathic Medicine which admit approximately 3,000 students annually, and fifteen Caribbean based, U.S. modeled medical schools with U.S. based clinical rotations. Competing with Ross University in the veterinary education market, in addition to the U.S. based schools of veterinary medicine, are two other offshore schools of veterinary medicine with much lower enrollments.

Compared to its for-profit competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, financial aid eligibility for its students and the large network and diverse geographical opportunities for clinical rotations.


   Professional and Training
   -------------------------
Becker competes with other methods of CPA and CFA exam preparation, including self-study; accounting firm and Association for Investment Management and Research sponsored courses; courses offered by colleges and universities; and courses offered by other private training companies. According to reports by the National Association of State Boards of Accountancy, more than 60% of first-time CPA exam candidates and more than half of repeat candidates reported participating in a review course in the six months prior to taking the exam. Courses offered by colleges and private competitors generally have a lower total course cost to help attract students.

Becker differentiates itself from its competitors by providing more classroom hours of instruction, extensive and constantly updated review and practice test materials and experienced, qualified instructors for each of the areas of specialty included in the exam. Becker's CPA courses undergo regular review and revision to stay current with the latest accounting practice. With the introduction of the new computerized exam format, Becker further updated its review course and includes practice simulations, similar to those included in the actual exam. In addition, Becker's CD-ROM and online courses offer a wider range of study alternatives than other course providers. The high success rate of students who take the Becker review course and the numbers of students enrolling after taking other review courses or independent study, but not passing the CPA exam, are testimony to the quality and value of the Becker methodology.

CPA, CMA and CFA exam candidates can also take the Becker review course content and methodology in conjunction with their DeVry University MBA or MAFM programs in most states in which Keller Graduate School classes are offered, earning full graduate academic credit. These credits can also be used to fulfill the 150 hour rule educational requirement to sit for the CPA exam in those states where the 150 hour rule has been enacted. This provides both Becker and DeVry University with an important competitive advantage. To further extend the marketing and operational benefits of joint operation, Becker offers classes at some DeVry undergraduate campus and DeVry University Center locations.

The CFA review course is taught live in a classroom setting in selected large financial markets around the world and in an online format to help reach potential exam takers not able to attend the classroom course. In the CFA exam preparation market, much like the CPA exam preparation market, Becker competes with courses offered by other training companies and student self- study.


Student Recruiting
------------------
   DeVry University
   ----------------
Students are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the undergraduate recruiting process because a significant portion of undergraduate students come from outside the immediate area in which the campus they attend is located. While all graduate school students are recruited by admissions representatives, the percentage of undergraduate enrollment which comes from each of these two recruiting sources varies campus by campus, depending largely on the school's location and the size of the local market area. Overall, admissions representatives currently generate more than 75% of undergraduate total enrollments. DeVry University employs approximately

600 undergraduate admissions representatives and field recruiters throughout the United States and Canada.

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

Admissions representatives are salaried, full-time Company employees. They are located at each undergraduate campus, and at each graduate and DVUC teaching center. They work with potential applicants who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce and students transferring to a DeVry undergraduate program from nearby community colleges. Each DeVry undergraduate campus has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry program. Approximately 40% of new students recently enrolled in U.S. DeVry undergraduate programs had some prior college experience.

Students applying to the DeVry University undergraduate online education program are recruited primarily by admissions representatives, either on a campus or university center if the applicant lives or works in geographic proximity, or by a central staff of admissions representatives who are located at the Company's headquarters in Illinois or other Company facilities and who are dedicated to serving online applicants. Students seeking admission to the undergraduate online program can complete their application process by telephone, fax and/or e-mail. In addition, some students in areas remote from a DeVry University location may also be recruited by a field sales representative in that territory.

Field student recruiters are salaried, full-time Company employees. The field recruitment organization has the responsibility of managing all recruitment activity in high schools, community colleges and military bases in its assigned geographic territory. Field recruiters meet individually with prospective undergraduate students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited over 5,000 high schools in North America last year, making presentations on career choices and the importance of a college education. These presentations offer a service to high school educators by providing a resource for educating students on careers in business and technology related fields. The outcome of these presentations is the collection of career surveys from high school juniors and seniors. These surveys provide a large and important source of leads for student recruitment.

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

In order to broaden its market position and reverse the pattern of reduced responses to its undergraduate marketing program for technology programs, in the spring of 2002 DeVry University hired DraftWorldwide, a large advertising agency with strong strategic branding and direct response capabilities. By the fall of 2002, a new ad campaign was introduced, featuring the "University" in DeVry University, as its theme. Since then, there have been several adjustments and improvements to the campaign to improve potential applicant response.

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

In addition to the student recruitment activities listed above, DeVry has undertaken a number of new marketing initiatives to expand its enrollments. Among these initiatives is the recent partnership agreement with the Chicago Public School system to create the DeVry Advantage Academy. This is a dual enrollment and dual credit program that allows high school students with an aptitude for mathematics and technology to complete their junior and senior year coursework at DeVry's Chicago campus while also taking college-level courses taught by DeVry University faculty. After completing Advantage Academy, students will graduate with both a high school diploma and an associate degree in network systems administration. All tuition, textbooks and educational materials are paid for by the Chicago Board of Education. This program began in July 2004 with an initial enrollment of 128 students selected from approximately 600 applicants. DeVry University hopes to expand this program to other cities in which it has undergraduate campuses.

Other outreach and recruitment initiatives offered at some of the DeVry University campus locations include weekend SAT preparatory classes for high school seniors, Career Reality workshops to teach students and educators about trends in business and industry as they relate to the career decision-making process and the "HerWorld" program that encourages more young women to pursue careers in technology.

To be admitted to an undergraduate program in the United States, an applicant must be either a high school graduate, have a General Education Development ("GED") certificate or have a degree from a DeVry approved postsecondary institution. Applicants for admission must be 17 years old, interview with an admissions advisor and complete an application for admission. In Canada, an applicant must meet either the same criteria as in the U.S. or meet alternative "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying. In 1996, the Computerized Placement Tests ("CPT"), which were designed in collaboration with The College Board and Educational Testing Service, were first used for undergraduate admissions. These exams help serve the needs of applicants by better assessing their achievement levels and developmental needs during the admission process. Since its introduction, minimum admission and placement scores on the CPT have been raised several times in an effort to better select and serve those students most likely to successfully complete their educational program. Submission of ACT or SAT examination scores deemed appropriate for the desired program or the submission of acceptable grades in qualifying college-level work completed at an approved postsecondary institution can also be used to meet undergraduate admission requirements.


Subsequent to the completion of an application by prospective students who will be attending a DeVry campus, the campus maintains contact with these prospective students through phone calls, mailings and invitations to campus run workshops to improve the rate at which such applicants begin their program of study.

To be admitted to a graduate program, applicants must hold a baccalaureate degree from a U.S. institution that is accredited by or is in candidacy status with a regional accrediting agency. International applicants must hold a degree recognized to be equivalent to a U.S. bachelors' degree. Applicants who meet baccalaureate degree requirements and whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on either the Graduate Management Admission Test ("GMAT"), the Graduate Record Examination ("GRE") or an alternative admission test, designed and validated by Educational Testing Service. All admissions decisions are based on evaluation of a candidate's academic credentials, entrance test scores and a personal interview.

To assist students who live distant from the campus that they attend, DeVry University helps undergraduate students secure local living arrangements. While DeVry University had not constructed its own dormitory facilities, lists of nearby available private apartments or rooms are maintained for students' convenience. In addition, some campuses maintain furnished apartments for shared rental by students. Students pay their housing rental and fees to DeVry who contracts with the property owner. Thus, DeVry becomes the students' landlord and students are assured of a fixed rental charge per month, similar to more traditional dormitory or apartment arrangements at other colleges. In an effort to attract more new students, DeVry University is constructing a traditional dormitory facility adjacent to its Fremont, California campus. This dormitory is planned to be available for the start of the November 2004 semester.

   Ross University
   ---------------
The Ross University medical and veterinary schools focus their marketing efforts on attracting highly qualified U.S. applicants with the motivation and ability to complete their educational programs and to pass the applicable licensure examinations. To generate interest among potential students, Ross employs a marketing program that includes a national poster campaign at U.S. undergraduate campuses, web sites, visits to undergraduate campuses to meet the pre-med, pre-vet advisors and prospective students, targeted direct mail campaigns, alumni referrals, information seminars in key markets and college newspaper advertising to build general awareness of Ross and promote its information seminars. Nearly half of all leads come through the Ross web site.

Ross employs regional admissions representatives who pursue expressions of interest by arranging for interviews, campus tours and by assisting prospective students in the application process. Admission requirements include a four year undergraduate degree with courses in biology, chemistry and math as appropriate to the curriculum. Interviews for the medical school are conducted principally at Ross University facilities in New Jersey and Miami, Florida. Interviews are also conducted at locations in California, Massachusetts and Michigan when appropriate. Interviews for the veterinary school are conducted principally in Florida, California and New Jersey. All admission decisions are made by the faculty Admissions Committees at the respective schools.

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

In response to the 150 credit hour requirement to take the CPA exam, some of the top colleges and universities have designed their accounting programs to add a fifth year, either with a master of accounting curriculum or in connection with their MBA programs. In 1998, Keller introduced a graduate program, Master of Accounting and Financial Management. The MAFM program includes tracks for CPA, CMA, and CFA candidates and culminates with the appropriate Becker exam review course.

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

Although regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, it is an important strength for DeVry University, providing significant advantages over most other for-profit colleges. College and university administrators depend on the accredited status of an institution in evaluating transfers of credit and applications to their schools. Employers rely on the accredited status of an institution when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for eligibility for federal financial assistance. Also, most scholarship commissions restrict their awards to students attending accredited institutions.

   DeVry University
   ----------------
Until February 2002, DeVry Institutes and Keller Graduate School were each separately accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools ("NCA"), one of the six regional collegiate accrediting agencies recognized by the U.S. Department of Education. The North Central Association is the same accrediting agency that accredits other four-year publicly supported and independent colleges and universities in the North Central region. Keller Graduate School was first awarded its NCA accreditation status in 1977 and DeVry Institutes was first awarded NCA accreditation status in 1981. The DeVry Institutes and Keller separate accreditations were last reaffirmed by the Higher Learning Commission of The North Central Association in 1992 for the maximum ten year period.

In February 2002, the Higher Learning Commission of the North Central Association approved the merger of DeVry Institutes and Keller Graduate School of Management into a single educational institution with the name DeVry University. This represents institutional recognition of the corporate governance and comprehensive higher-education system that is DeVry University.

A comprehensive evaluation visit by NCA was conducted during August 2002. Subsequently, the Higher Learning Commission of NCA approved another 10 year re-accreditation for DeVry University. NCA further affirmed that DeVry University can offer, without restriction, any of its programs on-site, online or through any combination of the two. As a part of the re-accreditation, DeVry University submitted an interim report in May 2004 that included a status of the implementation of the merger into a single entity. The Company received notification that its report was reviewed and accepted. This successfully completed all requirements related to the 2002 NCA evaluation.

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

Accreditations of DeVry University in the United States and Canada are as follows:


          UNITED STATES                             CANADA
 ----------------------------------   -----------------------------------
 Higher Learning Commission of the    Calgary campus bachelor of
 North Central Association. NCA is    technology in Electronics
 listed by the U.S. Department of     Engineering Technology, bachelor of
 Education as a recognized            technology in Computer Information
 accrediting association.             Systems and bachelor of Business
                                      Operations is accredited by the
 The baccalaureate Electronics        Alberta Private Colleges
 Engineering Technology (EET)         Accreditation Board.
 programs at most U.S. locations are
 accredited by the Technology         Calgary campus Computer Engineering
 Accreditation Commission of the      Technology and Information
 Accreditation Board for Engineering  Technology curricula continue
 and Technology (TAC of ABET).  The   accreditation under the DeVry
 associate-and baccalaureate-level    University campus in Phoenix as an
 EET programs in North Brunswick are off-site instructional location. TAC of ABET accredited.
                                      The Electronics Engineering
                                      Technology program is accredited by
                                      the Canadian Technology
                                      Accreditation Board (CTAB).


DeVry campuses will apply for TAC of ABET accreditation for the Biomedical Engineering Technology and Computer Engineering Technology programs when their first classes graduate. Also, newly opened DeVry campus locations will apply for TAC of ABET accreditation for their eligible programs when their first classes graduate.

In the United States, each DeVry University location is approved to grant associate, bachelor's or master's degrees by the respective state in which it is located.


   Ross University
   ---------------
The Medical School has been recognized and accredited as a University and School of Medicine by the Dominican Medical Board ("DMB"). The National Committee on Foreign Medical Education ("NCFME") of the U.S. Department of Education has affirmed that the DMB has established and enforced standards of educational accreditation which are the equivalent of those promulgated by the U.S. Liaison Committee on Medical Education ("LCME"). In conjunction with the change in ownership from the Company's acquisition of Ross University in May 2003, the Dominica Medical Board conducted site visits to the Dominica campus and the Miami facility. Additional site visits and reviews are expected to be conducted in 2005 as a part of this process. In addition, the states of New York, New Jersey, California and Florida, the only four states to require separate licensure for medical schools, have approved or found the Ross program of study to be acceptable.

The Veterinary School has been recognized as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher Nevis, St. Kitts, and is American Veterinary Medical Association ("AVMA") listed. The Veterinary School is affiliated with 21 AVMA accredited U.S. Colleges of Veterinary Medicine. Only students who graduate from an AVMA listed school are eligible for U.S. licensure.


State and Provincial Approval and Licensing
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted more than $8 million of surety bonds with state and local regulatory authorities on behalf of DeVry University and Becker Professional Review in the U.S. and approximately CDN $1.1 million of surety bonds with regulatory agencies in Canada. Certain states have set standards of financial responsibility different from those prescribed by federal regulation. The Company believes it is in material compliance with state and Canadian provincial regulations. If the Company were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.


Tuition and Fees
----------------
   DeVry University
   ----------------
Effective with the spring 2004 term, tuition at the United States undergraduate campuses and University Centers for two semesters (one academic year) ranged from $10,640 to $11,860. Variations in tuition depend on the particular campus attended. Based upon current tuition rates, for a student enrolling in the five term undergraduate Electronics and Computer Technology program, total tuition cost would range from $26,600 to $29,650. For a student enrolled in the nine term undergraduate Electronics Engineering Technology program, total tuition cost would range from $47,880 to $53,370. Students enrolled in an online program pay somewhat different tuition rates. Students enrolled on less than a full time basis are charged a somewhat lower tuition. A price tuition increase of approximately 5.1% has been announced for the November 2004 term.

Undergraduate tuition rates at DeVry University are below the average tuition at four-year independent institutions, but are higher than the average at four-year publicly supported institutions. For the academic year 2003/2004, the average annual tuition and fees at four year private schools was reported by the College Board to be $19,710, an increase of 6.0% from last year, while the average annual tuition and fees at four year publicly supported institutions was $4,694, an increase of more than 14% from last year. Two year publicly supported institutions reportedly increased their tuition by 13.8% to $1,905 per year. Tuition rate increases in the past two years have generally been the largest rate increases since the late 1980s and early 1990s.

The DeVry University undergraduate tuition increase in the summer of 2003 was approximately 6.5%, varying somewhat depending on the campus attended. Tuition increases in previous years approximated the rate of increase at many other postsecondary education institutions. In early 2002, some state supported educational institutions, affected by reduced funding because of declining state tax revenues, announced double digit tuition rate increases. Similar tuition rate increases occurred in the following year. However, their tuition rates for students qualifying for in-state tuition generally remain below those at DeVry University undergraduate campuses.

Tuition rates at the Calgary campus in Canada are somewhat lower than those at campuses in the U.S.

Students at several DeVry University campuses enrolled in the Computer Information Systems program receive a laptop computer as part of the program and pay a somewhat higher tuition.

Effective with the March 2004 term, graduate program tuition per classroom course (four quarter credit hours) ranges from $1,410 to $1,770, depending on the location at which the student is enrolled. This is an increase of approximately 4.8% and compares to tuition rates from $1,345 to $1,690 implemented in July 2003. The price for a graduate course taken online is $1,800.

If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from the student, which varies with, but generally equals or exceeds, the percentage of the term completed by the student. Amounts received in payment by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate financial aid funding source.

In addition to the tuition amounts described above, students at DeVry University must purchase textbooks and supplies as part of their educational program.

   Ross University
   ---------------
Current tuition and fees for the basic sciences portion of the program of the Medical School and Veterinary School are $10,100 and $10,250 per semester, respectively. These tuition rates became effective in January 2004 and represent an approximately 5.3% increase from the tuition rates that were implemented in January 2003. Tuition and fees for the clinical portion of the programs are $11,100 and $12,450 per semester for the Medical and Vetinerary schools, respectively. These amounts do not include the cost of books, supplies or living expenses.

The Company believes that the tuition charged by Ross University is at the low end of the range of prevailing tuition rates in private medical and veterinary schools but approximately equal to or higher than tuition rates in publicly supported medical and veterinary schools. Tuition rates have increased every year and have not produced a decline in new student enrollments.

   Professional and Training
   -------------------------
The price of the complete classroom Becker CPA review course is $2,340, which includes an enrollment fee. The complete CPA review course on CD-ROM and the complete online review course is also priced at $2,340. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $840 per section. Discounts from these tuition rates are offered under various enrollment promotions at college campuses and for students employed by participating accounting firms. The list price for the basic on-site CFA exam course is $1,290 and is subject to various promotional program discounts.


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

The Company believes that more than 70% of its U.S. undergraduate students receive some government-sponsored financial aid and that a similar percentage of the students attending the Calgary, Canada, DeVry campus receive some government-sponsored financial assistance. A 1999-2000 study on student financing of undergraduate education found that approximately 55% of all students enrolled in postsecondary education programs received some form of financial aid from federal, state, institutional or other sources.

DeVry University assists its undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed. The Company believes that a substantially greater percentage of its full-time undergraduate students are employed to help finance their costs of education. DeVry develops an assistance package for students who require financial aid on the basis of a financial aid application completed by the student and the student's family. Government-sponsored financial aid is of great importance to the Company because more than 60% of the U.S. undergraduate tuition, book and fee revenues have been financed by government-provided financial aid received by its students.

Although not as significant for Keller Graduate School, government-sponsored financial aid is utilized by more than an estimated 50% of its graduate students, providing approximately 40% of its revenues.
Additionally, the Company believes that more than one half of its graduate students receive some tuition reimbursement assistance from their employers.

The government-provided financial aid and assistance programs in which many of the Company's students participate are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act guides the federal government's support of postsecondary education. The Act was most recently reauthorized in the fall of 1998, redefining and extending the numerous financial aid programs currently in existence. Congress is holding hearings on the next Reauthorization of the Higher Education Act, but it is not expected to be completed before the 108th Congress adjourns this fall. However, even if reauthorization is not completed, current financial aid programs are expected to be extended as they have been in the past. There is no assurance that federal funding will be continued at its present level or in its present form. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students.

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

In June 2004, the Company received notice from the Department of Education that the Equity, Primary Reserve and Net Income ratios ("financial responsibility ratios") yielded a composite score of 1.4 for the year ended June 30, 2003. A minimum score of 1.5 is necessary to fulfill the requirements of the Department's financial standards. Effective with receipt of this notice, the Department required DeVry University to make financial aid disbursements under a Cash Monitoring mode. Under this Cash Monitoring, DeVry University could not submit requests for financial aid funds for its students in an amount greater than the amount of the actual disbursements made to students included in the request. DeVry University has historically requested financial aid reimbursements in a fashion similar to that imposed by this restriction and, therefore, cash flow was not significantly affected. In late July, DeVry University, in response to its request, received notice from the Department of Education that the restriction to operate under Cash Monitoring had been suspended pending submission of audited financial statements for the year ending June 2004. The Company's calculation of its composite score at June 2004 is above the required minimum of 1.5.

The Company believes that it has demonstrated a high level of financial stability and will be able to continue to do so. Failure to achieve these financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a letter of credit to permit its students to continue to participate in federal financial assistance programs. In addition to the regulations and standards which must be met by the institution, student recipients of financial aid must maintain satisfactory progress toward completion of their program of study and an appropriate grade point average.

Institutions that participate in U.S. federal financial aid programs must disclose information about undergraduate student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. At DeVry University, undergraduate admission requirements have been changed and student support services have been added, both aimed at improving student completion rates. For the fall 1996 freshman student cohort (the latest period for which final completion statistics are available), the graduation rate for the system of U.S. undergraduate campuses remained unchanged from the prior year which increased slightly from the 1994 rate. The Company is currently compiling its completion statistics for 1997. Preliminary results indicate that the completion rate has increased somewhat from 1996. Completion rates, as defined by the Student-Right-To-Know Act at each of the U.S. undergraduate campuses, generally fall within the range of completion rates, at selected four-year urban public colleges in the areas in which these campuses are located. Many students who previously attended another college are admitted to DeVry's undergraduate programs but are not included in these completion rate statistics. Completion rates for the undergraduate students entering with previous college experience are generally higher than for first-time students.

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

In the United States, DeVry University has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2003, and its independent auditors are currently conducting the required audits of the one year period ending June 30, 2004. In conjunction with previously filed audit reports on the processing of financial aid on behalf of its student's participation in federal financial aid programs, DeVry University has been required to post letters of credit, generally of one year duration, in amounts totaling approximately $1.4 million. This compares to $2.5 million in letters of credit outstanding last year.

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

In January 2003, the New York State Comptroller's Office began an audit of DeVry New York's compliance with the New York State Tuition Assistance Program Grant ("TAP") requirements for the three year period ending June 2002. Fieldwork was completed in June 2003 and a preliminary report was issued in July. The Company responded to the preliminary report, disagreeing with some of the findings in the report. Subsequently, the Company received an amended report. Based upon this report, the Company believes that the final determination of disallowance resulting in financial liability to the Company will not be material in amount and has been reserved for as of June 30, 2004.

In March 2004, the California Student Aid Commission ("CSAC") conducted a review of the Cal Grant program for the Company's California undergraduate campuses in the state. To-date, the Company has not received a final report of this review and does not believe that there will be any significant monetary liability.

In Canada, the Toronto-area campuses completed and submitted the required annual review of Ontario Student Assistance Program administration for fiscal 2002. In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Although there are no current discussions underway with the Ministry, based upon its previous discussions, the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new student admissions and is being operated under an agreement with the RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs.

In the spring of 2004, the Company received a complaint from a student at its Alpharetta, Georgia, DeVry undergraduate campus that an admissions advisor had entered incorrect financial information into the student's application for financial aid. Upon review by the Company, it was determined that financial information entered for this student and several other students was incorrect. The Company promptly notified the U.S. Department of Education of its review and findings as required by federal regulation and terminated several employees for the violation of Company policies. The Company's internal controls prevented any student from receiving an incorrect disbursement. The Chicago office of the Inspector General acknowledged that the Company should continue its internal review and report any further findings within six months. The Company expects to complete and submit this report as required.

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

     Grants: These funds, made available by the government to all eligible students who demonstrate financial need, do not have to be repaid. Only undergraduate students are eligible to participate in the Pell and SEOG Grant programs. Eligible students received a Pell grant which ranged in amount from $400 to $4,150 for the 2003/2004 year.
     For the 2004/2005 year, the maximum Pell grant remains unchanged. Increases in Pell grant limits have historically lagged behind the rate of tuition increases.

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

          STAFFORD LOANS: A subsidized Stafford loan, awarded on the basis of student financial need, is a low interest loan with interest charges and principal repayment not scheduled to begin until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $2,625 for students in their first academic year to $5,500 for students in their third or higher academic year, increasing to $8,500 per academic year for graduate students. An unsubsidized Stafford loan may be awarded to students who do not meet the needs test and incurs interest charges from the time the loan is disbursed; however, the interest payment may be deferred until the principal payments begin. Unsubsidized loan limits per academic year range from $4,000 for students in their first academic year to $5,000 or $6,000 in higher academic years, depending upon the student's financial status determination as dependent or independent, increasing to $10,000 per academic year for graduate and professional program students. Both the subsidized and unsubsidized loans are available to undergraduate and graduate students.

          PLUS LOANS: A PLUS loan enables parents of a dependant student to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin following receipt of the loan.

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

     Approximately 80% or more of the financial aid received by DeVry University undergraduate students and 100% of the federal financial aid received by its graduate students has been provided by federal student loans.

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

"90/10 Rule": This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as DeVry University. Under this regulation, students attending a for-profit institution that derives more than 90% of its revenues from federal financial assistance programs in any year are not able to participate in these programs for the following year. This regulation is commonly referred to as the "90/10 rule." Prior to 1999, the rule permitted only 85% of revenues to be collected from federal financial assistance programs. When the limit was increased to 90%, the definition of revenues was modified to exclude revenue funded by institutional scholarships. Final data for fiscal 2004 are not yet complete but, in fiscal 2003, the U.S. undergraduate campus system derived approximately 64% of its revenues from these programs. Approximately 40% of revenues from students enrolled in graduate programs was derived from these defined financial aid programs.

In fiscal 2002 and preceding years, each of the DeVry undergraduate campuses (except for those that operated as an additional location of an established campus), and the graduate teaching centers as a group were established as separate institutions under the Higher Education Act ("HEA") provisions and must separately have met the criteria for the "90/10 rule" and loan default rates. Beginning with fiscal 2003, all of the DeVry undergraduate operations were combined into a single reporting rate.

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

Company-Provided Financial Assistance: The Company's EDUCARD Plan is available to undergraduate students attending U.S. campuses. Similar installment payment options are available at the Calgary, Canada campus. The EDUCARD Plan is an installment loan program designed to assist students unable to completely cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes.
Repayment of EDUCARD Plan balances is negotiated in accordance with the financial circumstances of the particular student, but most typically is a monthly repayment plan with all balances required to be paid within 12-24 months following a student's graduation or termination of study. The receivable balance related to DeVry University's EDUCARD Plan for its U.S. undergraduate students at June 30, 2004, was approximately $28.0 million, compared to approximately $21.2 million last year. The Company believes that higher tuition rates with no corresponding increase in financial aid availability and a weaker job market for students seeking part-time employment have contributed to the increased receivables. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of 1% of the average outstanding balance.

In September 2000, several undergraduate campuses began offering a supplementary loan program with funding from private lenders. This new program was aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. This program, with a limited DeVry University risk sharing for loan defaults, has longer repayment periods, lower monthly payments and generally lower interest rates on borrowings than offered by the EDUCARD Plan, and is intended as an alternative to the current EDUCARD program. This program has been expanded to additional campuses since its introduction.

In addition to the student financial assistance provided by the EDUCARD Plan, numerous scholarships are offered to DeVry University undergraduate students. Scholarship programs have been offered in previous years and are expected to be offered in the future. The most recent addition to the DeVry University scholarship offerings are the Community College Scholarship and the Community College Scholars Award. These partial tuition scholarships that are offered exclusively to community college graduates, are valued at $1,500 and $1,000 per semester, respectively. The DeVry campuses have also provided funds in the form of institutional grants which help those students most in need of financial assistance.

Keller Graduate students who wish to defer tuition payment may choose from several deferred payment plans and students eligible for tuition reimbursement plans may be able to have their tuition billed directly to their employer.

The U.S. Congress has, from time to time, provided various tax benefits related to educational expenses incurred by graduate and undergraduate students. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee's income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

   Ross University
   ---------------
Eligible students attending the Ross University School of Medicine and the School of Veterinary Medicine can receive federal financial aid in the form of student loans. Loan limits are $18,500 per academic year with a $138,000 aggregate borrowing limit. In addition to student loans under Title IV regulations, many Ross students borrow additional amounts under private loan programs to pay the portion of their tuition that exceeds federal loan limits and also to help pay for living expenses while they are in school. Ross University offers a limited number of full tuition scholarships to students who meet the necessary qualifications.

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

DeVry University carefully monitors its students' loan default rate. To help reduce student loan default rates, the Department of Education requires that all educational institutions wait 30 days before disbursing funds to first-time, first-year undergraduates to prevent potential early-term dropouts from defaulting on their loans. Students who leave school in the early part of their educational program typically default on their loans at a higher rate than do students who remain and complete the program. Another significant factor in controlling student loan default rates is the servicing and collection efforts by lenders and guaranty agencies. DeVry University assists the efforts of these lenders and agencies by contacting its students who are delinquent in their loan repayments and advising them of their responsibilities and rights to deferments or collection forbearance if they are eligible.

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

For fiscal 2002, the DeVry University Perkins loan cohort default rate was approximately 13.8%. For fiscal 2003, (the latest year for which data is available), the DeVry University Perkins loan cohort default rate was approximately 11.7%. Student counseling and additional collection efforts, including the assistance of outside loan service agencies, have been implemented and have, in part, contributed to the reduction in the default rate. Because of the relatively small amounts of new funding available for this program relative to other available financial aid programs, even with the addition of funds available for new loans from the repayment of outstanding loans, this program is not a material source of financial aid to DeVry University undergraduate students.

   Ross University
   ---------------
Default rates under Title IV loans for 2001 were 0.0% and 1.1% for the medical school and veterinary school, respectively. Although final default rates for 2002 have not yet been released, the Company believes that default rates at either school will not exceed 1.5%.


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

DeVry University attempts to gather accurate data on the number of its undergraduates employed in education-related positions within six months following graduation. To a large extent, the reliability of such data is dependent on the quality of information that graduates report to DeVry. At the U.S. campuses, there were more than 55,000 graduates over the ten-year period ending October 2003, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S., etc.). Of the more than 49,000 graduates during this ten-year period who actively pursued employment or were already employed, nearly 92% held positions in their chosen fields within six months of graduation.

For the three classes that ended in calendar year 2003, there were 7,717 net graduates (excluding students continuing their education, students from foreign countries legally ineligible to work in the U.S. or ineligible for employment because of extreme circumstances), from undergraduate degree and diploma programs in the U.S., excluding the one year post-baccalaureate Information Technology program. From the 7,717 net graduates, 5,198 actively pursued employment or were already employed. Of those 5,198 net graduates actively seeking or already employed, 4,338, or 83.4%, were employed in education related positions within six months of graduation. This compares to 82.3% who were employed in education related employment for the three classes that ended in calendar year 2002.

The Company believes that an increased number of graduating students who are currently employed in non-education related jobs have chosen to not actively seek other employment opportunities. For the three graduating classes in calendar year 2003, there were approximately 1,320 graduates employed in non-education related jobs. Of these graduates, about 82% chose not to seek other employment through the Company's career services office.

The 2003 graduates achieved average annual starting compensation that varies by program of study, ranging from $28,671 to $47,685. Individual compensation levels vary depending upon the graduate's previous employment experience, program of study and geographic area of employment.

In Canada, for the three classes which ended in calendar year 2003, over 76% of graduates who actively pursued employment had obtained employment or were already employed in their chosen field within six months of graduation. This includes those students who received diplomas, who received bachelor's degrees through the DeVry Phoenix degree completion program in Calgary or a bachelors degree awarded under the authority of the Government of Alberta and those students who completed their degree requirements at a U.S. DeVry campus, but does not include graduates of the one year Information Technology program. At the Canadian undergraduate campuses, there were more than 4,600 graduates over the past decade. For the ten-year period ending October 2003, more than 82 percent of those graduates who actively pursued employment or who were already employed when they graduated held positions in their chosen fields within six months of graduation.

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


Seasonality
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at both DeVry and Ross University typically occur during the fall back-to-school period which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment is experienced in the spring, and the lowest enrollment generally occurs during the summer months. In the Professional and Training Segment, Becker Professional Review had historically experienced higher enrollments for its courses beginning in July, the period leading to the fall CPA exam, than for its classes beginning in January, the period leading to the spring CPA exam. However, with the introduction of the new on-demand exam format, the Company believes that the future seasonal pattern may be different.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 13 to the Company's Consolidated Financial Statements, "Quarterly Financial Data."

Administration and Employees
----------------------------
The Company has approximately 5,000 regular full- and part-time employees including employees at Ross University. Over 600 of these employees are located at the corporate headquarters in Oakbrook Terrace, Illinois. In addition, the Company employs more than 900 of its students during peak periods as faculty assistants and in other part-time positions. None of the Company's employees is represented by a union. The Company believes that its relationship with its employees is satisfactory.

   DeVry University
   ----------------
Each DeVry undergraduate campus is managed by a president or campus dean and has a staff of academic deans, faculty and academic support staff, career service and student service personnel and other professionals. Each campus also has an admissions director who reports to a central organization responsible for new student recruiting. Each DeVry University Center is managed by a center director and has admissions representatives and appropriate academic and administrative support staff. Regional vice presidents provide further oversight to the operations of campuses and centers in geographically defined areas.

The faculty and staff at each DeVry University location are supported by a broad range of services provided by staff at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Among the centrally provided support services are curriculum development, academic management, licensing and accreditation, marketing and sales management, computer services, financial aid processing, regulatory compliance, finance and accounting.

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

   Professional and Training
   -------------------------
Becker Professional Review is managed by a central administrative staff headquartered in Oakbrook Terrace that supports instructors and coordinates local operations. Certain local operations management as well as some other functions are located in smaller regional offices.

Faculty
-------
   DeVry University
   ----------------
Each DeVry undergraduate campus president hires academic deans and faculty members in accordance with criteria established by the Company, accrediting standards and applicable state law. Most faculty members teaching in technical areas have related industry experience. Sabbatical and other leave programs have been initiated to allow faculty to engage in developmental projects or consulting opportunities to maintain and enhance their currency and teaching skills. A recent example of DeVry faculty participation in educationally related outside activity is the recent award to a DeVry Chicago campus faculty member of the second annual Global Wireless Education Consortium Wireless Educators of the Year Award. This award recognizes distinguished college and university educators and their role in preparing tomorrow's wireless technology leaders.

Faculty members are periodically evaluated based on student comments and observations by an academic dean. There are approximately 1,100 full and part-time faculty member employees among all of the DeVry undergraduate teaching locations. More than 85% of DeVry full-time undergraduate faculty member employees hold advanced academic degrees. In addition, DeVry engages adjunct and visiting faculty, as needed, mostly in the evening programs, at DeVry University Centers and at DeVry Online who teach on a part-time basis while maintaining their employment in their technical field or specialty.

Graduate program faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, graduate school courses have been taught selectively utilizing full-time faculty to respond to student demand in areas of rapidly growing enrollment and to meet licensing approval requirements in certain states. Less than 10% of graduate instructors, excluding staff members who regularly teach, are full-time employees. Over 900 active faculty taught graduate courses as needed throughout the past year at DeVry University Centers and online.

DeVry University faculty have teaching schedules that may include both day and evening classes, either on a campus or DeVry University Center or online. Additionally, some faculty may teach both graduate and undergraduate courses, depending upon their qualifications and the need for faculty at specific locations.

   Ross University
   ---------------
Ross University has approximately 480 employees, 100 of which are at its New Jersey administrative office location. The medical school employs approximately 63 full-time faculty and 11 part-time faculty who teach the basic science program. Full-time faculty members have a Ph.D. or an M.D. degree. Visiting faculty are engaged to lecture on very specialized or emerging subject matter to supplement curriculum presented by permanent faculty.

To further strengthen its academic programs, Ross University appointed Dr. Nancy Perri as Vice President of Academic Affairs. For the past 12 years, Dr. Perri served and will continue to serve as dean of clinical sciences. Dr. Perri's academic experience includes teaching assignments at Downstate Medical Center in Brooklyn, N.Y. Her professional committee assignments have included seats on St. Elizabeth's Hospital residency review and ethics committees. Dr. Perri's principal areas of research and publications have included post-doctoral work at SUNY Downstate's Department of Immunology and a collaborative research project involving patients with systemic lupus erythematosus in the Department of Transplant Surgery. Dr. Perri has also researched rehabilitation by hermodialysis in diabetic nephrophathy. While at St. Elizabeth's Hospital, she conducted research on peritoneal dialysis in collaboration with the Department of Renal diseases at Georgetown University School of Medicine in Washington, D.C.

The veterinary school employs approximately 36 pre-clinical, full-time faculty. Faculty members have either a Ph.D. or D.V.M. degree.

Faculty members are not tenured but each faculty member generally has an employment agreement of one to three years in length.

   Professional and Training
   -------------------------
Becker's faculty, numbering more than 600 each term, are primarily practicing professionals who teach part-time on a course-by-course basis.

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

ITEM  2 - PROPERTIES
--------------------
   DeVry University
   ----------------
DeVry undergraduate campuses are housed in large modern buildings that are located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas and many are served by public transportation. Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, bookstores and student lounges. Electronics laboratories include PC-based instrumentation and microprocessor development/circuit simulation systems along with oscilloscopes, digital multimeters, power supplies, signal generators and other equipment. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricula areas with numerous software packages supporting a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum. Telecommunications laboratories provide central office simulation, PBX administration, inter-networking and teaching LAN environments.

None of the DeVry campuses that are owned by the Company is subject to a mortgage or other indebtedness.

In Pomona, California; and Kansas City, Missouri; the Company leases additional space in adjacent office buildings in order to house selected administrative functions, permitting more space within the campus building to be used for classrooms and laboratories.

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

In the Toronto-area, the Company continued its consolidation of operations at the Scarborough campus into the Mississauga, Ontario, campus. Beginning in July 2003, classes were being taught only at the Mississauga campus. Under the Company's teachout agreement with RCC College of Technology, classes will not be offered at Mississauga after June 2005. The Company's lease on this facility expires at the end of October 2005.

The table below sets forth certain information regarding the large campus properties at which DeVry University programs were conducted at June 30, 2004:

                          UNDERGRADUATE CAMPUSES
                          ----------------------

                                     June 2004
                                       Area
                                    (Approximate
                                    Square Feet)     Ownership
                                    ------------     ---------
Phoenix, Arizona                       120,200         Owned
Westminster (Denver), Colorado          71,500         Leased
Orlando, Florida                        72,000         Leased
Miramar, Florida                       102,000         Leased
Alpharetta (Atlanta), Georgia           65,000         Leased
Decatur (Atlanta), Georgia             107,500         Owned
Chicago, Illinois                      160,000         Owned
Addison (Chicago), Illinois            110,000         Owned
Tinley Park (Chicago), Illinois         65,000         Owned
Kansas City, Missouri                   74,500         Owned
North Brunswick, New Jersey             99,000         Owned
Long Island City, New York             155,400         Leased
Columbus, Ohio                         114,000         Owned
Fort Washington, Pennsylvania          103,000         Leased
North Irving (Dallas), Texas            95,250         Leased
Houston, Texas                         100,000         Owned
Pomona (Los Angeles), California       100,500         Owned
Long Beach (Los Angeles),
  California                            98,200         Leased
West Hills, (Los Angeles),
  California                           105,000         Owned
Fremont (San Francisco),
   California                           99,000         Owned
Arlington (Washington, D.C.) Virginia   86,100         Leased
Federal Way (Seattle), Washington      100,000         Owned
Calgary, Alberta, Canada                70,000         Leased
Mississauga, Ontario, Canada,           61,000         Leased



In addition to the undergraduate programs that are taught at these campuses, certain campuses also host Keller graduate programs and Becker CPA Review programs.

By July 2004, there were also 47 DeVry University Centers throughout the United States. At 39 of these centers, both graduate and undergraduate programs are being offered. The remainder currently offer only graduate programs. Additional new DeVry University Centers are planned to be opened in fiscal 2005. As a part of these expansion plans, the Company announced in March 2004 that it plans to open a new 12,400 square foot DeVry University Center in Gurnee (Chicago), Illinois. Currently classes are being offered in a temporary site until the new facility is constructed. This brings to 11 the number of DeVry University locations in the Chicagoland area. In May 2004, the Company announced that construction would begin this summer on a new 17,500 square foot leased facility in Colorado Springs, Colorado, replacing an older nearby facility.

DeVry University Centers are housed in modern buildings whose locations are chosen primarily for their convenience to students. These teaching centers, which mostly range in size from approximately 5,000 to 20,000 square feet, include teaching facilities, admissions and administrative offices. For example, smaller DeVry University Centers including those in Scottsdale, Arizona; Broomfield (Denver), Colorado; and Denver, Colorado are approximately 4,000; 5,000 and 5,200 square feet respectively. Larger Centers in Sacramento, California; Cleveland, Ohio; Columbus, Ohio; downtown Chicago, Illinois; and Las Vegas, Nevada; are approximately 15,000, 15,800, 16,200, 17,900 and 18,500 square feet, respectively.

In addition to classrooms, each of these teaching facilities has an information center designed to enhance students' success and to support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; popular business periodicals; videos of selected courses; a career services video and texts; and access to more than three hundred electronic data-bases.

   Ross University
   ---------------
The medical school's basic science instructional facilities are located on an approximately 25 acre campus on the Caribbean island of Dominica. Approximately 14 acres are occupied under lease. An additional 11 acres were purchased in fiscal 2004 to facilitate expansion of instructional facilities and student housing.

In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose lab, library and learning resource center, offices, bookstore, cafeteria and recreational space. Classrooms and laboratories are equipped with state of the art audio-visual equipment. During fiscal 2004, a new 33,000 square foot multi-purpose building with a 308 seat auditorium, problem based learning labs and faculty offices was completed and put into service. A new 21,000 square foot facility with a 300 seat classroom, patient simulator labs and a patient exam center was also completed and put into service. Construction of a new 500 seat auditorium and faculty office complex is scheduled to begin in early fiscal 2005. Construction of a second new auditorium and student housing is also being considered.

The veterinary school's pre-clinical instructional facilities are located on a 50 acre site. The Company owns 27 acres including a five acre parcel of land acquired in fiscal 2004 to facilitate campus expansion. The remaining 23 acres are pasture land leased from the government under a long-term lease. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library and learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, aviary, livestock barns and paddock. In fiscal 2005, plans are being finalized for the construction of a new clinical science building and student housing.

Ross University central administration is located in leased office space in Edison, New Jersey.

   Professional and Training
   -------------------------
Becker is headquartered at the Company's corporate headquarters in Oakbrook Terrace, Illinois. In addition to this main administrative center, Becker leases approximately 4,600 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases approximately 3,500 square feet of space for its eastern regional sales and administrative staff.

CPA and CFA review classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remainder of the classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered on several DeVry University undergraduate campuses and at DeVry University Centers where the location and facility availability are appropriate.

   Corporate
   ---------
The Company's administrative offices are located in approximately 168,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois, a suburb of Chicago. In addition, the Company leases more than 50,000 square feet in an adjacent building for its data center, additional office space, storage and other miscellaneous use. Additional office and miscellaneous use space were added during the past year to accommodate the Company's expanding operations. Further space at a different location may be purchased or leased in the future to accommodate the expanding DeVry University online operations and admissions offices.

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

In September 2003, the Company received a notice from Acacia Research Corporation claiming patent-infringement. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was allegedly used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The Company has had discussions with Acacia relating to this claim and does not believe that it had infringed upon the Acacia patents.

In March 2002, the Company received notice of a class-action complaint filed in federal district court in Michigan under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached. A decision was entered for the Company at trial; but an appeal was filed. This matter was fully resolved by settlement between the parties in June 2004.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004, resulting in a tentative agreement to settle the matter. Discovery continues and pending a final settlement, a trial is scheduled for October, 2004.

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

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continue on a periodic basis but the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new student admissions and is being operated under an agreement with RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs.

The Company has recorded approximately $2.9 million associated with estimated loss contingencies at June 30, 2004. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.


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

                    EXECUTIVE OFFICERS OF THE REGISTRANT
                    ------------------------------------

The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Dennis J. Keller                63      Mr. Keller co-founded Keller
                                        Graduate School in 1973.  From the
   Chairman of the Board                inception of the Company, Mr.
                                        Keller has been Chairman of the
                                        Board.  Mr. Keller has previously
                                        held the positions of Chief
                                        Executive Officer and Co-Chief
                                        Executive Officer.

                                        Mr. Keller is a graduate of
                                        Princeton University and holds a
                                        Masters degree in Business
                                        Administration from the University
                                        of Chicago Graduate School of
                                        Business.


Ronald L. Taylor                60      Mr. Taylor co-founded Keller
                                        Graduate School in 1973 and has
   Director and Chief Executive         been a director since its
   Officer                              inception.  Mr. Taylor was Dean of
                                        Keller Graduate School from its
                                        inception until 1981, when he
                                        became President and Chief
                                        Operating Officer of KGSM.  Mr.
                                        Taylor became Co-Chief Executive
                                        Officer in 2002 and was appointed
                                        Chief Executive Officer in July
                                        2004.

                                        Mr. Taylor is a graduate of Harvard
                                        University and holds a Master of
                                        Business Administration degree from
                                        Stanford University.

Daniel M. Hamburger              40     Mr. Hamburger joined the Company in
                                        November 2002 as an Executive Vice
   Executive Vice President,            President with responsibility for
   President and Chief Officer          the Company's online programs and
   Operating                            Becker Conviser Professional Review
                                        Division.  In July 2004, Mr.
                                        Hamburger was appointed president
                                        and Chief Operating Officer of the
                                        Company.

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
                                        Commerce Division.


O. John Skubiak                 58      Mr. Skubiak joined Keller Graduate
                                        School more than 25 years ago.  He
   Executive Vice President and         has held senior management
   President, DeVry University          positions with Keller Graduate
                                        School and DeVry Institutes over
                                        that time.  In his current
                                        position, Mr. Skubiak has
                                        responsibility for all DeVry
                                        University operations other than
                                        its online operations.


Marilynn J. Cason               61      Ms. Cason joined the Company in
                                        1989 with responsibility for the
   Senior Vice President, General       Company's legal affairs and human
   Counsel and Corporate Secretary      resources.  In 1996 she was
                                        promoted to her current position as
                                        a Senior Vice President.

Paul Eppen                      41      Mr. Eppen joined the Company in
                                        April 2004 as a Senior Vice
     Senior Vice President and Chief    President and Chief Marketing
     Marketing Officer                  Officer.  Prior to joining the
                                        Company, Mr. Eppen held similar
                                        positions at True Green Companies,
                                        a division of Service Master, and
                                        at Conseco Direct.  He has also
                                        held senior marketing positions
                                        with New York Life Ins. Co and
                                        Spiegel.


Norman M. Levine                61      Mr. Levine has been with the
                                        Company since 1982 and its Chief
   Senior Vice President and            Financial Officer since 1989.  He
   Chief Financial Officer              became a Senior Vice President in
                                        January 2001, assuming the added
                                        responsibility for the Company's
                                        tax planning and compliance.


Gerald Murphy                   56      Mr. Murphy joined the Company in
                                        1995 as a Vice President with
   Senior Vice President, DeVry         responsibility for the operation of
   University Operations                several of the DeVry undergraduate
                                        campuses in the U.S. and Canada,
                                        following which he was responsible
                                        for new DeVry campus location and
                                        program development. Mr. Murphy is
                                        currently responsible for the
                                        oversight of all the DeVry
                                        University physical site
                                        operations.


Michael J. Alexander            57      Mr. Alexander joined the Company in
                                        1984 and held a number of positions
   Vice President                       in Keller Graduate School including
                                        center director and regional
                                        director of operations.

                                        In his current position, Mr.
                                        Alexander is responsible for the
                                        overall management of the academic
                                        and administrative operations of
                                        DeVry University Online.

Thomas A. Babel                 49      Mr. Babel joined the Company in
                                        1984 and held a number of positions
   Vice President                       including director of student
                                        accounts and dean of student
                                        finance.

                                        In his current position, Mr. Babel
                                        is responsible for student finance
                                        policies and the delivery of
                                        federal and state financial aid in
                                        compliance with U.S. and Canadian
                                        federal, state and provincial
                                        student financial assistance
                                        regulations.


Jack L. Calabro                 62      Mr. Calabro joined DeVry in 1999 as
                                        Vice President of Human Resources.
   Vice President, Human Resources      Prior to joining DeVry, Mr. Calabro
                                        was vice chancellor of human
                                        resources at City Colleges of
                                        Chicago and vice president of human
                                        resources at Helene Curtis
                                        Industries.


James R. Dill                   56      Mr. Dill joined the Company in
                                        1972, originally working at the
   Vice President, Regional             DeVry Columbus campus.  Most
   Operations                           recently Mr. Dill has been the
                                        president of the DeVry DuPage
                                        campus.  In his current position,
                                        Mr. Dill is responsible for the
                                        management of several DeVry
                                        University operating locations.


Rose Marie Dishman              60      Dr. Dishman joined the Company in
                                        1992, serving originally as Dean of
   Vice President, Regional             Academic Affairs for the DeVry
   Operations                           Pomona undergraduate campus before
                                        becoming president of the three
                                        Southern California campuses.  In
                                        her current position, Dr. Dishman
                                        is responsible for the management
                                        of several DeVry University
                                        operating locations.

James A. Dugan                  58      Mr. Dugan joined the Company in
                                        1980 serving in a number of
   Vice President, Regional             operating positions at the DeVry
   Operations                           Phoenix undergraduate campus, most
                                        recently as its president.  In his
                                        current position, Mr. Dugan is
                                        responsible for the management of
                                        several DeVry University operating
                                        locations.


George W. Fisher                52      Mr. Fisher joined the Company as
                                        Vice President, Canadian Operations
   Vice President, Expansion Planning   in 1985.  His current
                                        responsibilities include the
                                        coordination of efforts for new
                                        DeVry University sites, programs
                                        and processes.


Galen Graham                    55      Dr. Graham joined the Company in
                                        1982 serving in a number of
   Vice President, Regional             operating positions at the DeVry
   Operations                           Columbus campus, most recently as
                                        its president.  In his current
                                        position, Dr. Graham is responsible
                                        for the management of several DeVry
                                        University operating locations.


Cecil Horst                     61      Mr. Horst joined the Company in
                                        1989 and held a number of positions
   Vice President, Dean of Keller       including center director and
   Graduate School                      regional director of Keller
                                        Graduate School.  In his current
                                        position, Mr. Horst is Dean of the
                                        Keller Graduate School and director
                                        of Keller center operations.


Timothy Joyce                   43      Mr. Joyce joined the Company in
                                        August 2000 as Controller.  Prior
   Controller                           to joining the Company, Mr. Joyce
                                        was Vice President and Controller
                                        of THK America, a manufacturer and
                                        distributor of electronic devices,
                                        in Schaumburg, Illinois.  In
                                        addition to his responsibilities as
                                        Controller, Mr. Joyce is also
                                        overseeing the Company's Sarbanes-
                                        Oxley compliance efforts.

James W. Kho                    59      Dr. Kho joined the Company in 2000,
                                        serving originally as president of
   Vice President, Regional             the DeVry Fremont campus.  In his
   Operations                           current position, Dr. Kho is
                                        responsible for the management of
                                        several DeVry University operating
                                        locations.


Bruno LaCaria                   62      Mr. LaCaria joined the Company in
                                        August 1998 as Vice President and
   Vice President, Chief Information    Chief Information Officer.  Prior
   Officer                              to joining the Company, Mr. LaCaria
                                        was the Director of Information
                                        Systems at the University of
                                        Pittsburgh.


C. Robert LeValley              62      Mr. LeValley joined the Company in
                                        1972 as an admissions
   Vice President, Regional             representative, progressing to
   Operations                           positions of increasing
                                        responsibility, serving most
                                        recently as president of the DeVry
                                        Kansas City undergraduate campus.
                                        In his current position, Mr.
                                        LeValley is responsible for the
                                        management of several DeVry
                                        University operating locations.


Donna M. Lorraine               51      Dr. Lorraine joined the Company in
                                        1994 as an assistant professor.
   Vice President, Regional             Dr. Lorraine has been president of
   Operations                           the DeVry University campuses in
                                        Dallas and Atlanta.  In her current
                                        position, Dr. Lorraine is
                                        responsible for several DeVry
                                        University operating locations.

Patrick L. Mayers               64      Dr. Mayers joined Keller Graduate
                                        School in 1978 as Dean of Academic
   Vice President, Academic Affairs     Affairs.  Dr. Mayers served as Vice
                                        President of Academic Affairs for
                                        Keller until 1997 at which time he
                                        became the Vice President of
                                        Academic Affairs for the DeVry
                                        Institutes.  In 2002, Dr. Mayers
                                        was promoted to Vice President of
                                        Academic Affairs for DeVry
                                        University.


Sharon Thomas-Parrott           53      Ms. Thomas-Parrott joined the
                                        Company in 1982 after several years
   Vice President, Government           as an officer in the U.S.
   Relations                            Department of Education's Office of
                                        Student Financial Assistance. She
                                        served the Company in several
                                        student finance positions before
                                        being elected to her current
                                        position which includes
                                        responsibility for corporate
                                        communications, government and
                                        public relations.


Timothy H. Ricordati            48      In 2002, Dr. Ricordati was promoted
                                        to head all enrollment management
   Vice President, Enrollment           activities at DeVry University.
   Management                           Previously, Dr. Ricordati was Dean
                                        of the Keller Graduate School and
                                        also responsible for the Company's
                                        University Center and Online
                                        Education operations.


Kenneth Rutkowski               57      Mr. Rutkowski joined the Company in
                                        1985 as Director of Operations and
   Vice President, Operations           Administrative Services and was
   Services and Administration          promoted to his current position in
                                        1991.  His responsibilities include
                                        managing the Company's real estate,
                                        business insurance coverage and
                                        various administrative functions.

Edward J. Steffes               54      Mr. Steffes joined the Company in
                                        1984 as director of marketing and
   Vice President, Marketing            was promoted to his current
                                        position in 1986.  Mr. Steffes is
                                        responsible for most of the
                                        Company's advertising and sales
                                        promotion activity.


Thomas J. Vucinic               57      Mr. Vucinic has been the general
                                        manager of the Becker Professional
   Vice President                       Review since 1997.  Prior to that,
                                        Mr. Vucinic was the Company's
                                        Director of Financial Planning and
                                        Analysis.


Gerald J. Wawrzynek             49      Mr. Wawrzynek has been with the
                                        Company since 1987.  He is
   Vice President                       responsible for the Company's
                                        treasury operations and tax
                                        planning and compliance.


Fred M. Weber                   56      Dr. Weber joined the Company in
                                        2001.  Dr. Weber is responsible for
   Vice President, Regional             the management of several DeVry
   Operations                           University operating locations.
                                        Prior to joining the Company, Dr.
                                        Weber was at Follett Higher
                                        Education Group, last serving as
                                        Senior Vice President of Strategic
                                        Planning and Communications.

                                 PART II
                                 -------
ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
----------------------------------------------------------

(a) Market Information
    ------------------
The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years.


                         FISCAL 2004               FISCAL 2003
                      ------------------       -------------------
                       HIGH         LOW         HIGH          LOW
                      ------      ------       ------       ------
 First Quarter        $30.15      $21.85       $23.45       $17.37

 Second Quarter        27.74       21.97        19.25        12.10

 Third Quarter         31.89       24.96        20.05        15.90

 Fourth Quarter        32.38       26.10        26.38        18.50

(b) Approximate Number of Security Holders
    --------------------------------------
There were 699 holders of record of the Company's common stock as of the end of August 2004. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock including more than 1,500 employees who participate in the employee stock purchase plan or who own stock as an investment election in the Company's profit sharing plan.


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


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
Selected financial data for the Company for the last five years are included in the exhibit, "Five-Year Summary - Operating, Financial and Other Data", on page 145 of this report.


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

Fiscal year 2004 financial performance was affected by the continued softness in demand for technology programs at our undergraduate campuses although enrollments in business and management programs at our DeVry University Centers and DeVry University Online continued to grow. New teaching locations and academic programs were added during the year, which reflects key elements of our growth strategy. Financial performance for the year was also affected by the change in the CPA exam format and schedule at Becker Professional Review. These changes resulted in less revenue and income as students deferred enrollment in our review courses until future periods.

In May 2003, the Company completed the acquisition of Dominica Management, Inc., which owns and operates the Ross University School of Medicine and Ross University School of Veterinary Medicine. The amounts recorded at June 30, 2003 relating to the acquisition were adjusted in fiscal 2004 based upon the final valuation of assets and the actual working capital at the closing date. Ross University provides the Company with a high quality entry into healthcare education. Campus expansion is underway at both the medical and veterinary schools to accommodate the growing demand for enrollment.

Changes to our management structure at July 1, 2004 were designed to help us improve the way we operate and allow us to begin putting elements of our succession plan in place. The shared role of chief executive officer, previously held by Dennis Keller and Ronald Taylor, will now be held solely by Ronald Taylor, with Dennis Keller remaining as chairman of the board of directors. Daniel Hamburger, who joined the Company in fiscal 2003, was named president and chief operating officer of DeVry Inc. and John Skubiak, who has been with the Company since 1975 was appointed president of DeVry University. The Company further enhanced its management talent with the addition of Paul Eppen as chief marketing officer, who is expected to improve our marketing and student recruitment efforts.


FISCAL YEAR ENDED JUNE 30, 2004 VS. FISCAL YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------
The following table presents information with respect to the relative size to revenue of each item in the statement of income for both the current and previous fiscal year. Percents may not add due to rounding.

                                              Fiscal Year
                                              -----------
                                         2004             2003
                                         ----             ----
Revenue                                 100.0%           100.0%

Cost of  Educational Services            53.5%            53.9%
Student Services & Admin. Exp.           35.1%            33.2%
Interest Expense                          1.0%             0.2%
                                       -------           -------
     Total Costs and Expenses            89.6%            87.3%

Income Before Taxes                      10.4%            12.7%

Income Tax Provision                      3.0%             4.9%
Non-Recurring Tax Benefits                 -              (1.2%)
                                       -------          --------
Net Income                                7.4%             9.0%
                                       =======          ========

Total consolidated revenues for fiscal 2004 set a new record, increasing by $105.3 million, or 15.5%, from last year. Approximately 70% of the increase in revenue was generated by the Ross University medical and veterinary school operations that the Company acquired in May 2003 and were not included in fiscal 2003 results until the final six weeks of the year, from its mid-May date of acquisition until June 30, 2003.

Tuition revenues, which are the largest component of total revenues, increased by $109.2 million, or 17.4%, from fiscal 2003. As with total revenues, most of the increase was generated by the Ross University segment but the DeVry University segment also contributed to this increase.
Tuition revenue is reported net of tuition refunds.

Revenues in the DeVry University segment increased by $38.9 million, or 6.2% from the previous year. The increase is primarily the result of higher enrollments and higher tuition pricing at Keller Graduate School. Revenues at Keller were higher than last year, in part, because of the July 2003 conversion in course length from ten weeks to eight weeks as the graduate program academic calendar was aligned with the DeVry University calendar. This change in course length increased the number of terms each year from five to six, and correspondingly increases revenue by 20% for the year assuming that all students proceeded through the year with continuous enrollment at the accelerated six term pace. For fiscal 2004, total graduate courses taken increased by more than 26% as a result of the change in course length and higher student enrollments in each term.

Revenues for the DeVry University segment also increased slightly from last year because of tuition price increases, in July 2003 and March 2004 of approximately 5-6% each, offsetting somewhat lower total undergraduate enrollments. Undergraduate total student enrollments for the term that began in November 2003 were 4.0% lower than last year and undergraduate total student enrollments for the term that began in March 2004 were 4.5% lower than last year. Although new student undergraduate enrollments were higher than last year in both of the final two terms of the year cited above, the increases have been in online programs and programs at DeVry University Center locations that are designed to serve working adult students. These students more typically enroll for less than a full-time academic load, and accordingly, they pay a somewhat lesser tuition amount
than students at the undergraduate campus locations.   Even though
undergraduate enrollments in business programs continue to increase, the Company believes that declines in enrollment in its technology programs at its campus locations have been caused by past reductions in technology field employment, which decreased applicant interest in these fields.

During the year, a new undergraduate campus was opened in Houston, Texas, and several new DeVry University Center locations were opened or expanded.

At the start of the summer term, which is the beginning of fiscal 2005, graduate coursetakers increased from last year by 8.4% to 10,276. However, total undergraduate enrollments of 38,036 remained below the level of the previous year, declining by 7% from the summer term in fiscal 2004 that were 41,075. On a continuing operation basis, excluding the students at the Mississauga (Toronto), Canada, campus that did not accept new students after the summer term of last year, the decline in total enrollment from last year was 5.8%.

Other Educational revenue declined by $3.6 million, or 7.2%, from the previous year. Other Educational revenue is composed primarily of the sale of books and supplies in connection with the Company's educational programs, including the Becker CPA Review course on CD-ROM and other CPA and CFA review study materials, application and other non-refundable fees and interest or payment deferral charges on students' outstanding accounts receivable balances. The decrease in revenue from last year occurred primarily in the DeVry University segment where lower undergraduate enrollments and a further outsourcing of book sales, as discussed more fully below, affected this source of revenue.

DeVry University entered into an agreement with Follett Higher Education Group ("Follett") several years ago to manage some of the undergraduate on-campus bookstores. The wider range of ancillary merchandise and experienced retail store management available from Follett are believed to provide an improved level of student service. DeVry University receives a commission from Follett based upon the level of bookstore sales at these campuses. At fiscal 2004 year-end, Follett was managing 14 campus bookstores. Sales at Follett managed bookstores, net of commissions to DeVry University, were approximately $16.0 million in fiscal 2004 compared to $17.0 million in fiscal 2003. During fiscal 2004, sales of books to students enrolled in online courses and at some DeVry University Centers was managed by a different company under a similar commission agreement. The Company has entered into an agreement with Follett to manage the remaining campus bookstores and its online and center book sales, with the transition occurring over several quarters in fiscal 2005.

At Becker Professional Review in the Professional and Training segment, revenues decreased from the previous year by more than $7 million dollars. Effective with calendar year 2004, the twice a year, paper and pencil CPA exam format is no longer being offered. Instead, the exam is now available on demand almost year-round in a new computer based format. Candidates may choose to take the four exam sections individually and at different times. While this provides greater flexibility for candidates sitting for the exam, it may extend the time over which exam candidates take review courses, such as those offered by Becker and, therefore, extends the period over which review course revenue is earned. The Company also believes that some exam candidates delayed taking the new exam so as to benefit from the experiences of the first of the takers of the new format exam, thus reducing enrollments and revenues in the third and fourth quarter.
However, the Company expects that the number of exam candidates will increase from these reduced levels over the period of the next several quarters.

Ross University segment revenues were included in fiscal 2004 for the entire year. In fiscal 2003, Ross University segment revenues were included only for the six week period from the date of its acquisition until the end of the fiscal year.

Interest Income on the Company's short-term investments of cash balances decreased by $0.3 million from fiscal 2003. The decrease is due to lower interest rates available on investments and the use of most cash balances to offset bank service fees rather than for short-term investments.

The Company's Cost of Educational Services increased by $54.0 million, or 14.8%, from fiscal 2003. Cost of Educational Services includes the cost of faculty and related staff that represents more than half of this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible student accounts.

The increase in this expense category includes a full year of cost of operations at Ross University that was not a part of the Company for most of the previous fiscal year. Cost increases were incurred through all of the Company's previously existing operations, and costs associated with new DeVry University Centers, the undergraduate Houston campus that opened in

September and a growing online student enrollment requiring additional faculty and staff to support this growing method of delivery. At the new DeVry undergraduate campuses in Philadelphia and South Florida that were opened in the first half of last fiscal year, additional faculty and staff are being hired as students progress into the higher terms of their educational programs. For the Keller Graduate School term that began in May 2004, courses were taught in seven new locations compared to the April term of last year.

In the fourth quarter of fiscal 2003, the Company incurred charges of approximately $2.5 million related to work force reductions in the eastern Canada and U.S. operations. No such charges were incurred during the current fiscal year. However, in the second quarter of fiscal 2004, the Company recognized an approximately $0.5 million pre-tax loss from asset impairment on the furniture and laboratory equipment associated with the Company's Toronto-area operations. Under its agreement with RCC College of Technology for the teachout of the DeVry student programs that allows students to complete their program of study, this equipment may become the future property of RCC and will have no further useful life for DeVry beyond the period of the teachout.

Additions to land, buildings and equipment were $42.8 million in fiscal 2004 as the Company continued its investment in new and expanded facilities and equipment for students and staff. As a result of these and previous years' additions to facilities and equipment, depreciation expense, most of which is included in Cost of Educational Services, increased by $3.1 million compared to last year, after increasing by $4.9 million in fiscal 2003 from fiscal 2002. Fiscal 2003 depreciation expense included a $0.8 million pre-tax impairment loss on long-lived leasehold improvements in the Company's Canadian operations.

Student Services and Administrative Expense increased by $49.8 million, or 22.1% from last year. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to acquisitions of businesses, including the acquisition of Ross University. Amortization expense in fiscal 2004 was $14.7 million compared to only $2.6 million in fiscal 2003.

The increase in expense also includes marketing and administration at Ross University for a full year compared to just the six-week period at the end of last fiscal year. The increased expense also reflects the higher advertising and selling costs associated with efforts to generate more new student enrollments, primarily in DeVry University's undergraduate educational programs.

The Company believes that recent reductions in technology field employment decreased applicant interest in these fields, requiring the Company to increase the level of its recruitment activity to maintain enrollments. Expenditures for new student recruitment are charged to expense as incurred. The Company believes that increased expenditures for new student recruitment were largely responsible for the increases in new undergraduate student enrollments for the past several terms. For the undergraduate term that began in July 2004, that is the start of the Company's fiscal 2005, new student undergraduate enrollments increased by 0.9% from last year, excluding the final admission last July of new students to the now discontinued Toronto-area operations. For the previous two undergraduate term that began in March 2004 and November 2003, new student undergraduate enrollments increased by 3.9% and 3.2%, respectively, from last year in the final terms before new students were no longer being accepted in Toronto.

Information systems development costs are also included in Student Services and Administrative Expense. In response to the growing size and complexity of its varied educational program offerings, the Company continued its development and implementation of a new student information system to better support the educational process and supporting activities. In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs associated with this project are being capitalized. Indirect expenses, such as training and employee communication, are being charged directly to expense as incurred. At the end of fiscal 2004, costs capitalized totaled $20.0 million, of which $5.3 million was capitalized in the current year. This compares to $14.7 million of total capitalized costs at the end of fiscal 2003, of which $6.0 million was capitalized in that year.

Many of the elements of this system have now been placed into service and the capitalized costs are being amortized to expense over the estimated useful life of each program element, but not exceeding five years. Amortization began in the fourth quarter of fiscal 2002. In fiscal 2004, amortization expense totaled $2.3 million compared to $0.5 million in the previous year. Cumulatively, a total of $2.9 million has been amortized to expense through the end of fiscal 2004. In addition to the amounts amortized to expense, $5.2 million of related but indirect activity costs were charged directly to expense in fiscal 2004. This compares to $5.5 million charged directly to expense in the previous year.

One of the Company's Directors is also an investor in and a director of a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm have been negotiated to a level believed to be comparable to those charged to similar customers. Fees paid to this consulting firm during fiscal 2004 and 2003 were approximately $4.8 million and $4.1 million, respectively. As the student information system moves from its development phase to deployment, the Company estimates that fees to be paid to this consulting firm in the coming year will decrease somewhat from those paid in fiscal 2004.

In the DeVry University segment, operating income and the operating margin declined from last year. Contributing to the year's lower earnings were the lesser total undergraduate student enrollments discussed above and increased spending on undergraduate new student recruiting to increase future term enrollments. Income was also affected by the increased number of new teaching locations and expanding educational operations to support the increased enrollments in online programs. Although spending at the undergraduate campuses was curtailed as enrollments declined, significant fixed costs of operation, such as facility-related costs, were not able to be reduced. Also affecting income was the recognition of a $0.5 million pre-tax asset impairment loss on the Toronto-area furniture and laboratory equipment used under the teachout agreement with RCC as discussed above. This agreement has reduced the Company's operating losses at the Toronto campus below what such losses were under Company management in fiscal 2003 and below what the losses would have been if the Company continued to manage the educational process and services through the current year. Partly offsetting these factors in the undergraduate operations was the positive effect on margins from higher enrollments at Keller Graduate School and from the positive effect on income from the conversion to an eight-week term length aligned with the common DeVry University calendar as discussed above. Additionally, price increases of approximately 5-6% for both undergraduate and graduate students were implemented in July 2003 and another price increase was implemented for the term that began in March 2004.

In the Professional and Training segment, operating income declined by almost $7.9 million from last year because of the effects on enrollment and revenues from the change in the CPA exam format and schedule as discussed above. Also, cost increases for development of the new CPA exam format materials adversely affected income for the year. Because of the change to the CPA exam schedule, the Company believes that the historical Becker operating year that ended in April with the administration of the spring CPA exam is no longer the most appropriate fiscal year end. Effective with the Company's fiscal 2005, the Becker fiscal year will be aligned with the June 30 year-end of DeVry Inc. This change in accounting will be implemented and reported in the first quarter of fiscal 2005. The cumulative effect of this change in accounting is expected to add approximately $0.02 per share for the first quarter and total year of fiscal 2005.

Income from the Ross University acquisition was first incorporated into the Company's financial results in the fourth quarter of fiscal 2003 following completion of its May 2003 acquisition. For the current fiscal year, Ross University contributed $32.7 million of operating income, or a 39.4% margin, before interest expense and amortization expense of intangible assets associated with its acquisition.

Interest expense increased by $6.6 million from last year because of the fourth quarter of fiscal 2003 borrowings for the acquisition of Ross University. During the year, borrowings were reduced by $40 million to $250 million using existing cash balances and cash generated from operations. Short-term interest rates, that serve as the basis for the interest rate on this debt, remained low during fiscal 2004 but have now begun to increase. The Company intends to make further debt reductions during fiscal 2005, which should offset the effect of higher interest rates.

Taxes on income were 28.6% of pretax income for the year compared to 29.3% last year. In fiscal 2003, the Company recognized non-recurring tax benefits of $8.1 million associated with the restructuring of its Canadian operations. Without this non-recurring benefit, the tax rate for fiscal

2003 would have been 38.7%. The Company's tax rate on income is the composite of state and federal taxes on operations other than from Ross University and a single digit rate on the earnings of Ross University, most of which is earned offshore in jurisdictions where the Company has agreements with those governments that exempt Ross earnings from local income taxes. For the foreseeable future, the Company intends to reinvest the Ross University earnings and cash flow to reduce outstanding debt, improve and expand facilities and operations at the schools; and pursue future business opportunities outside the United States. Accordingly, the Company has not recorded a current provision for the payment of U.S. income taxes on these earnings.


FISCAL YEAR ENDED JUNE 30, 2003 VS. FISCAL YEAR ENDED JUNE 30, 2002
-------------------------------------------------------------------
Total consolidated revenues for fiscal 2003 set a new record, increasing by $31.4 million, or 4.9%, from fiscal 2002. In May 2003, the Company completed the acquisition of Dominica Management, Inc. ("DMI") for $329.3 million. DMI owns and operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine, operating in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Ross University is one of the world's largest providers of medical and veterinary medical education with over 2,800 students at the date of acquisition. Ross University operations contributed $9.4 million in revenues for the period from date of acquisition to the end of the fiscal year.

Tuition revenues, which are the largest component of total revenues, increased by $27.9 million, or 4.7%, from fiscal 2002. Tuition revenue is reported net of tuition refunds. Compared to previous years, the lesser rate of increase in tuition revenue during fiscal 2003 was caused by reduced enrollments in the Company's undergraduate technology programs.

Other Educational revenue increased by 7.7% in fiscal 2003 compared to the
previous year.   Other Educational revenue is composed primarily of the
sale of books and supplies, including the Becker CPA Review course on CD-ROM and other CPA and CFA review study materials, application and other non-refundable fees and interest or payment deferral charges on students' outstanding accounts receivable balances. The increased revenue results primarily from a higher enrollment fee charged to new students and increased sales of books and supplies for the CPA and CFA exam reviews, as increased numbers of students enrolled in the Company's exam preparation courses.

Interest income on the Company's short-term investments of cash balances decreased by $0.1 million from fiscal 2002 to $0.4 million. The decrease is due to lower interest rates available on investments and the application of some cash balances to offset bank service fees. In addition, a portion of the Company's cash balances in May and June were utilized to complete the acquisition of DMI.

The Company's principal business is providing postsecondary education. Prior to the acquisition of DMI, the Company had presented its financial results in two reportable segments, DeVry University (undergraduate and graduate programs in business and technology) and Professional and Training (Becker CPA, CMA and CFA exam reviews, and corporate training). With the May 2003 acquisition of DMI, the Company presents the financial results of these medical program operations for fiscal 2003 in a third reportable segment.

DeVry University segment revenues increased by $16.3 million, or 2.7%, from the previous year. Contributing to the increased revenue was an increase of nearly 21% in coursetakers in graduate management programs for the five terms of 2003 compared to 2002. However, partly offsetting this increase, total undergraduate enrollment for the three terms of 2003 decreased approximately 5.4% from the previous year. Although undergraduate enrollments in business programs continue to increase, the Company believes that declines in enrollment in its technology programs have been caused by reductions in technology field employment that has decreased applicant interest in these fields. New undergraduate campus openings in Philadelphia, PA; Miramar, FL; and Denver, CO, plus an expanded number of DeVry University Centers and increased online student enrollments helped reduce the effect of lower enrollment in the Company's technology programs. Tuition rate increases of approximately 6% also helped offset the effect of lower enrollments.

At the start of the summer term, which is the beginning of fiscal 2004, graduate coursetakers increased from the previous year by 15.5% to 9,483. However, total undergraduate enrollments of 41,075 remained below the fiscal 2003 summer term level of 43,342, down 5.2%. This compares to a decline of 6.0% in total undergraduate enrollments for the spring 2003 term, which was the last term of fiscal 2003, compared to the spring 2002 term.

DeVry University entered into an agreement with Follett Higher Education Group ("Follett") several years ago to manage some of the undergraduate on-campus bookstores and provide Internet ordering capability to students at these campuses. The wider range of ancillary merchandise and experienced retail store management available from Follett are believed to provide an improved level of student service. DeVry University receives a commission from Follett based upon the level of bookstore sales at these campuses. At fiscal 2003 year-end, Follett was managing 14 campus bookstores, including two of the new campuses opened during the year. Sales at campus bookstores under Follett management, net of commissions paid to DeVry University, were approximately $17.0 million in fiscal 2003, compared to $17.1 million in the previous year. Responsibility for managing additional campus bookstores may be transferred to Follett in the future, based upon the needs of each campus. In addition, sales of books to students enrolled in DeVry University online courses and some DeVry University Centers are managed by a different company. DeVry University also receives a commission based upon the level of these bookstore sales.

In the Professional and Training segment, revenues increased by $5.8 million, or 15.3%, from fiscal 2002 following a 16.4% increase in revenues in the previous year. Increased numbers of students taking the Becker CPA Review and Stalla CFA Review courses in the classroom, on CD-ROM or online, and an increased course price of approximately five percent all contributed to the increased revenue.

In fiscal 2003, Cost of Educational Services increased by $18.1 million, or 5.2%, from the previous year. Cost of Educational Services includes the cost of faculty and related staff, which represents approximately 60% of the expense category. More than half of the increase in this expense category was the result of higher wages and benefits to faculty and staff in all of the Company's operations. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible accounts. Ross University expenses of a similar nature are included in this expense category for the six-week period subsequent to its acquisition. In the fourth quarter of 2003, charges of approximately

$2.5 million related to work force reductions in the Company's eastern Canada and U.S. operations were included in this expense category as the Company adjusted the size of its employee base to better match enrollments and revenues.

Additions to long-lived assets in DeVry University were $42.7 million as the Company continued its investment in new and expanded facilities and equipment for students and staff. As a result of these and previous additions to facilities and equipment, depreciation expense in DeVry University, most of which is included in Cost of Educational Services, increased by $4.9 million, or 15.7% in fiscal 2003, after increasing $4.4 million, or 16.3%, in the previous year. Contributing to the increased depreciation expense in fiscal 2003 was the recognition during the second quarter of an approximately $0.8 million impairment loss on long-lived leasehold improvements in the Company's Canadian operations. The recognition of this impairment loss followed an assessment of the expected future results and cash flows of the Canadian operations, where enrollment declines have adversely affected financial results.

Student Services and Administrative Expense increased by $37.1 million, or 19.6%, from fiscal 2002. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs and expenses associated with curriculum development. The increased spending primarily reflects higher advertising and selling costs associated with efforts to generate more new student enrollments in the Company's educational programs for the terms that began in fiscal 2003 and for the summer term of fiscal 2004. Ross University expenses of a similar nature are also included in this expense category for the six-week period subsequent to its acquisition. In addition, $1.8 million of amortization expense of finite-lived intangible assets related to the Ross acquisition is included in this expense category.

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

As previously explained, the Company believes that reductions in technology field employment have lessened applicant interest in these fields, requiring the Company to increase the level of its recruitment activity to maintain enrollments. Generally, expenditures for new student recruitment, which are charged to expense as incurred, precede the time periods in which revenue is generated by these new student enrollments. The Company believes that increased expenditures for new student recruitment were largely responsible for the increase in new undergraduate student enrollments in the summer term of fiscal 2004, up 2.5% from the previous summer term.

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

Also, in response to the growing size and complexity of its educational programs, including the expanded number of DeVry University Centers and online student enrollments, the Company continued its design and development of a new student information system to better support the educational process and supporting activities. Information system development costs related to this project have increased from last year as the project nears implementation in fiscal 2004. In accordance with accounting principles for internal software development costs, certain wage and outside consulting service costs are being capitalized. Indirect expenses, such as training and employee communication, are charged directly to expense as incurred. At the end of fiscal 2003, costs capitalized to-date were $14.7 million, of which $6.0 million was capitalized during the current fiscal year. This compares to $6.2 million capitalized during the previous year. In addition to the amounts capitalized, $5.5 million of related but indirect activity costs were charged directly to expense, up from $2.6 million charged directly to expense in the previous year. Some elements of the overall system have already been placed into service. Amortization began in the fourth quarter of fiscal year 2002 over the expected useful lives of each program element, but not exceeding five years. Approximately $0.5 million of amortization expense was recognized during fiscal 2003.

One of the Company's Directors is also an investor in and director of a consulting firm engaged by the Company to assist with systems development projects, including the new student information system. Fees paid to this consulting firm have been negotiated to a level believed to be comparable to those charged to similar customers. Fees paid to this consulting firm during the current fiscal year were approximately $4.1 million, compared to approximately $3.5 million paid in fiscal 2002. The Company estimates that fees to be paid to this consulting firm in fiscal 2004 will be reduced somewhat from the level incurred in 2003 as these system projects are being placed into service.

In the DeVry University segment, both operating income and operating margin as a percent of revenue declined from the previous year. Operating margins declined from 16.8% in fiscal 2002 to 11.8% in fiscal 2003 as operating income decreased by $28.7 million, due largely to the lower number of undergraduate enrollments and the higher level of spending on student recruitment to reverse the new and total student enrollment declines that occurred during fiscal 2003.

The operations of Ross University were acquired by the Company in May 2003 and their results of operations have been included in the Company's results for the final six weeks of the year. Ross University operations for this period, net of amortization of intangible assets, interest expense on Company borrowings for the acquisition and taxes on income as appropriate, were accretive to the overall Company financial results.

In the Professional and Training segment, operating income in fiscal 2003 increased by $3.3 million, or 31.4%, from the previous year. Operating margins increased from 27.9% to 31.8% as operating efficiencies were realized from increased numbers of students enrolled for the exam review courses and from higher tuition pricing.

Interest expense increased by $0.5 million as borrowings for the Ross acquisition in mid-fourth quarter of the fiscal year generated additional expense.

Taxes on income, before the non-recurring benefit related to the Company's Canadian operations and described more fully below, were accrued at a rate of 38.7%, compared to 39.4% last year. Contributing to the fiscal 2003 lower tax rate were certain business incentive tax credits. Also, in February of 2003 the Company restructured and continued its Canadian subsidiary into the U.S. tax jurisdiction and domesticated it as a Limited Liability Company generating current U.S. tax benefits for the losses of the LLC beginning in March.

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

The Company's future composite tax rate will reflect the combination of both an estimated tax liability at an approximately 37-39% rate historically experienced on Company operations other than Ross University and no tax liability on the Ross University operations in their home Caribbean countries. All of the amortization of intangible assets associated with the Ross acquisition, and the interest expense on the portion of the borrowings held by an offshore subsidiary, are attributable to the Ross earnings that are exempt from income taxes and thus do not generate a tax benefit in any taxing jurisdiction.

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

Also during the second quarter, the Company determined, based upon this same assessment, that it would deduct the full amount of the tax basis of
its investment in its Canadian subsidiary.   This reflects the negative
value ascribed to the investment as determined by the independent valuations of the business that were undertaken as a part of the assessment. The U.S. income tax deduction results in a tax benefit totaling approximately $14.6 million. The net effect of these two actions associated with the Canadian investment and operations is a net tax benefit of approximately $8.1 million, categorized as "Non-Recurring Tax Benefits" in the Statements of Income.

Net income for the year of $61.1 million decreased by $5.9 million from the previous year. Earnings per share declined from $0.95 per share (diluted) in the previous year to $0.87 per share (diluted) in fiscal 2003 primarily as a result of the previously discussed lower undergraduate enrollments and increased spending on new student recruitment offset, in part, by the previously discussed net Canadian tax benefit equal to approximately $0.12 per share.

In August 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed a letter of intent with RCC College of Technology ("RCC") that would enable DeVry to phase out its operations at its Toronto campus, commencing with the term that began in November 2003. An agreement was subsequently finalized with RCC for the management of the completion of programs of study for the remaining students at the Toronto campus. July 2003 was the last term for which new students were admitted to the Toronto campus.


APPLICATION OF CRITICAL ACCOUNTING POLICIES
-------------------------------------------
Note 1 of the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2004, describes in detail the method of application of the critical accounting policies listed below.

DeVry University tuition and technology fees and Ross University tuition revenues are recognized ratably on a straight-line basis over the applicable academic term. Tuition and other refunds are reported as a reduction of revenues. Textbook and other educational supply sales are recognized when the sale occurs. Inventory is valued using the first-in, first-out method of accounting. Advertising costs are charged to expense in the period in which materials are purchased or services are rendered. Similarly, all start-up expenses related to new operating locations and new curriculum development costs are also charged directly to expense as incurred.

The costs associated with developing the Company's new student information system are being capitalized in accordance with the rules on accounting for costs of computer software developed for internal use. Fixed asset acquisitions are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful life of the asset. Stock based compensation is accounted for using the intrinsic value approach of APB 25 and all required disclosures relative to such compensation and its pro forma effect on earnings are disclosed in the footnotes to the financial statements.

In accordance with SFAS 142, entitled "Goodwill and Other Intangible Assets," the Company annually undertakes an assessment of the fair value of its reporting units compared to their carrying value for potential impairment of goodwill, and of the fair value compared to carrying value of intangible assets arising from a business combination. This assessment is performed either annually, or more frequently if circumstances require, with the assistance of an independent professional valuation specialist. The valuation is based upon several factors including estimates of future revenues and earnings, a discounted cash flow anlysis for several years into the future, and includes other assumptions such as future income tax and interest discount rates. Such estimates require significant judgment, and over the period of future years, actual results may differ from these estimates. Although management believes that its estimates are appropriate, decreases in earnings and cash flow from these estimates and/or significant changes in other assumptions underlying the analysis could result in impairment charges in future periods. At June 2004, intangible assets from business combinations equaled $86.3 million, and goodwill equaled $284.4 million. Together these assets equal approximately 42% of total assets, and any impairment could significantly affect future results of operation.

The Company's financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenues and expenses whose exact amounts will not be known until future periods. Actual amounts may differ from the estimates included in the financial statements.

Significant estimates included in the Company's financial statements include the method of revenue recognition across the academic periods, determining the useful lives of equipment and facilities whose value is a significant portion of the Company's total assets, determining the value and useful lives of acquired finite-lived intangible assets, determining the value of indefinite-lived intangible assets, determining the pattern of the amortization of finite-lived intangible assets over their economic life, estimating losses to be realized in the future on the collection of presently owed student receivable balances, estimating costs associated with any settlement of law suits in which the Company is a defendant and estimating health care reimbursement claims for medical services rendered but not yet processed or paid. The methodology by which each of these estimates has been determined for fiscal 2004 is consistent with the manner in which such estimates were made in prior years although the parameters used in setting the value of these estimates is analyzed and may change as current conditions warrant. Variances from estimate to actual expense for these items in past years have not been material. Although different assumptions about the parameters affecting each of these estimates could produce a different amount of estimate, the reasonably determined range of estimates for each item would generally not be large enough to materially change the overall Company reported financial results.


CONTINGENCIES
-------------
The Company is subject to occasional lawsuits, investigations and claims arising in the normal conduct of its business.

In September 2003, the Company received a notice from Acacia Research Corporation claiming patent-infringement. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was allegedly used by the Company through its online education provider and is also used by many other companies in conjunction with the delivery of online programs. The Company has had discussion with Acacia relating to this claim and does not believe that it had infringed upon the Acacia patents.

In March 2002, the Company received notice of a class-action complaint filed in the federal district court in Michigan under the Fair Labor Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached. A decision was entered for the Company at trial; but an appeal was filed. This matter was fully resolved by settlement between the parties in June 2004.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004, resulting in a tentative agreement to settle the matter. Discovery continues and pending a final settlement, a trial is scheduled to commence in October 2004.

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

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the

Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Although there are no current discussions underway with the Ministry, based upon its previous discussions, the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new student admissions and is being operated under an agreement with RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs.

The Company has recorded approximately $2.9 million associated with estimated loss contingencies at June 30, 2004. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The Company's primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The pattern of cash receipts during the year is somewhat cyclical. The level of accounts receivable from which payments are collected reaches a peak immediately after the billing of tuition, books and fees each semester. At DeVry University, the principal undergraduate semesters begin in July, November and March although shorter session courses are also being offered beginning in the months of September, January and May. Collections of student receivables reach their peak during the first half of each term, generally reaching 70%-80% of collections for the entire term. Collections during this period exceed payments for operating expenses applicable to that period and generally provide sufficient cash flow for the balance of the semester's operations, when collections are much lower.

Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point in the year at the end of June. The end of June corresponds to both the end of the undergraduate spring semester, the end of a graduate school term and the end of a financial aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. Ross University experiences a similar operating pattern but its semesters begin in May, September and January, smoothing somewhat the seasonal pattern at DeVry University.

In fiscal 2003, the Keller graduate operations of DeVry University had five term starts per year, but adoption of a uniform academic calendar created a revised term structure with six term starts per year that was implemented in July, effective with the start of fiscal 2004, resulting in a somewhat different monthly pattern of cash flow this year compared to the previous year. Similarly, the Professional and Training segment operation has historically had two major term starts per year, but the change to an on-demand CPA exam format beginning in April 2004 creates a new and somewhat smoother future cash flow pattern throughout the year than had been previously experienced. Although these term start dates and frequency may be different from the DeVry undergraduate operations, there are similar cyclical patterns in the billings that create accounts receivable and cash receipts within the period of these respective academic term cycles.

At June 30, 2004, total Company accounts receivable, net of related reserves, were approximately $28.2 million, compared to $24.3 million last year. Increased Company revenues, including revenues from Ross University, created higher receivables to be collected, and there were higher average receivables from students at DeVry University as tuition rates were increased in both July 2003 and March 2004, offsetting increased efforts at collection and financial aid administration. Reserves for uncollectible accounts for both undergraduate and graduate student receivables were increased as a percentage of outstanding receivables to reflect the Company's current collection experience on balances owed.

To help further reduce the level of Company-provided interim student financing under the DeVry University undergraduate EDUCARDr program, students at some of the U.S. and Canadian DeVry undergraduate teaching locations participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. Some of these loans are subject to a limited Company default risk sharing agreement. At June 30, 2004, the Company had fully reserved for and recognized as expense the entire amount of its share of the default risk.

The Company is highly dependent upon the timely receipt of financial aid funds at DeVry University and Ross University. The Company estimates that historically, more than 60% of its DeVry University undergraduate students' tuition, book and fee revenues were financed by government-provided financial aid to students. Keller Graduate School collections from student participation in federal loan programs is approximately 40% of Keller revenues. Ross University collections from student participation in federal loan programs is approximately 70% of its revenues. The financial aid and assistance programs in which the Company's students participate are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding against the Company. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at several Company campuses. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Although there are no current discussions underway with the Ministry, based upon its previous discussions, the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new student admissions and is being operated under an agreement with RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs.

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from various state governments and the U.S. Department of Education is maintained in restricted bank accounts. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use by the Company in current operations. This process generally occurs within the period of the academic term for which such funds were authorized, with no academic term being more than 16 weeks in length. At June 30, 2004, cash in the amount of $13.5 million was held in restricted bank accounts. At June 30, 2003, cash in restricted bank accounts equaled $14.1 million.

In June 2004, the Company received notice from the Department of Education that the Equity, Primary Reserve and Net Income ratios ("financial responsibility ratio") yielded a composite score of 1.4 for the year ended June 30, 2003. A minimum score of 1.5 is necessary to fulfill the requirements of the Department's financial standards. Effective with receipt of this notice, the Department required DeVry University to make financial aid disbursements under a Cash Monitoring mode. Under this Cash Monitoring, DeVry University could not submit requests for financial aid funds for its students in an amount greater than the amount of the actual disbursements made to students included in the request. DeVry University has historically requested financial aid reimbursements in a fashion similar to that imposed by this restriction and, therefore, cash flow was not significantly affected. In late July, DeVry University received notice from the Department of Education that the restriction to operate under Cash Monitoring had been suspended pending submission of audited financial statements for the year ending June 30, 2004. The Company's calculation of its composite score at June 2004 is above the required minimum of 1.5.

Cash generated from operations in fiscal 2004 was $134.4 million, compared to $100.2 million last year. Contributing to the increase in cash flow from operations were higher advance tuition payments and deferred tuition revenues for the coming terms, particularly at Becker Professional Review where the change in the CPA exam format and exam schedule has resulted in a different pattern of payments and billings than under the previous twice a year exam schedule with a business cycle ending in April. Also contributing to the improved cash flow were higher non-cash charges for depreciation and amortization included in net income. Partly offsetting these increases were higher accounts receivable, increasing at about the same rate as revenues.

Capital expenditures in fiscal 2004 were $42.8 million compared to $43.8 million in the previous year. In just the past three years, the Company has invested over $172 million for expansion, facility improvement and replacement of school laboratories, teaching and administrative equipment for its educational program offerings.

For fiscal 2005, capital expenditures are expected to approximately equal those of fiscal 2004. There are no new large DeVry University campus sites under construction, but there is a further facility expansion plan at both the Ross University medical and veterinary schools. Other new or expanded operating locations are expected to be in leased facilities requiring less capital spending by the Company. Capital spending on improvements, including instructional technology and expansion, is an integral component of the Company's operating strategy.

In May 2003, in conjunction with its acquisition of Ross University, the Company terminated its $85 million revolving loan agreement and entered into two new loan agreements. These new loan agreements provided funding for the acquisition and for working capital needs as may be required. Under these new agreements, all borrowings and letters of credit issued under these agreements are through DeVry Inc. and Global Education International
("GEI"), which was a newly formed international subsidiary.   In June 2004,
the Company amended this loan agreement to extend its maturity to July 1, 2009; reduce the interest rate on outstanding borrowings by approximately 0.25% depending upon the achievement of certain financial performance ratios; and increase, at the Company's option, the borrowing limit by $75,000,000.

The current loan agreements and their borrowing limits are as follows:

Revolving Credit Agreement
--------------------------
DeVry Inc. as Borrower        $125,000,000 (can be increased by $75,000,000
                                            at the Company's option.)
GEI as Borrower                 50,000,000
                               -----------
Total                         $175,000,000

Senior Notes
------------
DeVry Inc. as Borrower        $ 75,000,000
GEI as Borrower                 50,000,000
                               -----------
Total                         $125,000,000

All borrowings and letters of credit under the revolving credit facility now mature on July 1, 2009. At June 30, 2004, aggregate borrowings under these agreements totaled $250 million, consisting of borrowings of $125 million under the revolving credit agreement and borrowings of $125 million under the senior notes. Based upon these levels of borrowing at fiscal year-end, a 1% increase in short-term interest rates would result in $2.5 million of additional annual interest expense.

At fiscal year-end, letters of credit issued under the revolving credit agreement totaled approximately $2.7 million. Approximately $1.4 million of these letters of credit were issued in conjunction with DeVry University's participation in student financial aid programs. Most of the letters of credit have expiration dates of less than one year. To-date, no amount has ever been drawn under any letter of credit issued on behalf of the Company.

Under the terms of the revolving credit agreement, there are no required repayments until the 2009 maturity date. There are also no required repayments under the terms of the senior note agreements until their maturity in 2010. Prepayments during the first two years of the senior note agreements include a prepayment penalty. The Company does not intend to prepay any amount of the senior notes during the prepayment penalty period.

Borrowings under the revolving credit agreement bear interest at either the prime rate or a Eurodollar LIBOR rate plus 0.75% to 1.50%, depending upon the achievement of certain financial ratios. At June 30, 2004, the additional interest rate was 1.25%. Borrowings under the senior note agreement bear interest at a Eurodollar LIBOR rate plus 1.25%. Both agreements include financial and other covenants similar to those typically found in other loan agreements and which are not expected to hinder the Company's plans for future operation.

Subsequent to June 30, 2004, the Company repaid $35 million of its borrowings under the revolving credit agreement.

As discussed above, in June 2004 the Company received notification from the Department of Education that the Company's financial responsibility ratio yielded a composite score of 1.4 for the year ended June 30, 2003. This notification created an Event of Default as defined by the revolving credit agreement that requires a minimum composite score of 1.5. The composite score as calculated by the Department of Education was affected versus prior years by the inclusion of intangible assets from the Ross University acquisition. In June 2004, the lenders waived this default effective June 2003.

In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These interest rate cap agreements protect the portion of the Company's debt that is covered by these agreements from increases in short-term interest rates above 3.5%. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

The Company's only long-term contractual obligations consist of its revolving line of credit and Senior Notes, operating leases on facilities and equipment, and agreements for various services. At June 30, 2004, there were no required payments under the Company's borrowing agreements prior to their maturity. Required payments under non-cancelable operating leases with a term in excess of one year are $39.1 million and $35.2 million for fiscal 2005 and 2006, respectively.

The Company is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements noted above. Under the terms of these agreements, the Company is not obligated to any further payment liability beyond their original purchase price.

As of the end of the fiscal year, the Company had posted more than $8.6 million of surety bonds to various governmental jurisdictions on behalf of DeVry University and Becker Professional Review in the United States, and approximately CDN $1.1 million in Canada related primarily to its student recruiting and educational operations in those jurisdictions. If the Company were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the bond issued to that jurisdiction. To-date, no surety bond has ever been paid in connection with the Company failing to meet its obligations.

A summary of the Company's contractual obligations is presented below:

(Dollars in Thousands)

                                Less Than      1-3        4-5      After
Due In                Total       1 Year      Years      Years    5 Years
                     --------   ---------   --------   --------   -------
Long-term Debt       $250,000    $35,000        -      $215,000      -
Operating Leases     $296,100    $39,100    $100,000   $ 58,200   $98,800
Employment Agreement $  3,700       -       $    800   $    800   $ 2,100
Other Long-term
   Obligations           -          -           -          -         -
___________________________________________________________________________
Total Cash
   Obligations       $549,800    $74,100    $100,800   $274,000  $100,900

Included in the Company's consolidated cash balances of $146.2 million at June 30, 2004, is $45.7 million of cash attributable to the Ross University operations. For the foreseeable future, it is the Company's intention to reinvest this cash and subsequent earnings and cash flow to service outstanding debt, improve and expand facilities and operations of the schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility will be sufficient to fund both its current operations and its current growth plans for the foreseeable future, unless future investment opportunities, similar to the acquisition of Ross University, should arise.


EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------
In January 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pension and Postretirement Benefits." The Company does not have any defined benefit plans covered by this Standard and there is no effect on its financial statements.

Also, during fiscal 2004, the FASB issued several staff position papers covering issues including disclosures regarding the Medicare Prescription Drug, Improvement and Modernization Act of 2003 and disclosures about contingently convertible securities. The Company does not have any benefit plans nor any contingently convertible securities covered by these staff position papers and there is no effect on its financial statements.

In March 2004, the FASB issued an Exposure Draft on "Share-Based Payment" (including stock options). The Company currently accounts for its stock based compensation using the intrinsic value approach of APB 25, and all required disclosures relative to such compensation and its pro forma effect on earnings are disclosed in the footnotes to the financial statements. The Company is evaluating the effects of the proposed new Standard and believes that, upon adopting an improved method of stock option valuation as recommended by the proposed Standard, the effect on its Statement of Income will be somewhat less than that currently disclosed as the pro forma effect on earnings in its footnotes.

In April 2003, the FASB issued SFAS No.149, which amends specific issues in SFAS 133 on the accounting for derivative instruments and hedging activities for contracts entered into or modified subsequent to June 30, 2003. Subsequent to June 30, 2003, the Company entered into several interest rate cap agreements. Under the terms of these agreements, the Company is not obligated to any further payment liability beyond their original purchase price. The Company believes that it has properly accounted for these instruments in accordance with the Standard and included such accounting, without a material effect, in its financial statements.

Certain information contained in this Annual Report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in information, electronics and telecommunication technology; dependence on student financial aid; dependence on state and provincial approvals and licensing requirements; dependence on continued accreditation for DeVry and Ross University, and the other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) filed with the SEC.

Copies of the Company's SEC filings on Forms 3, 4, 8-K, 10-Q and Annual Reports on Form 10-K may be obtained free of charge at the Company's website, www.devry.com.


ITEM 7A - QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------
The nature of the Company's operations does not subject it to a concentration or dependency upon the price levels or fluctuations in pricing of any particular or group of commodities.

The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. Almost all Ross University financial transactions are denominated in the U.S. dollar so there is no significant translation gain or loss, nor currency exposure risk associated with these operations.

The financial position and results of operations of the Company's Canadian subsidiary are measured using the local currency as the functional currency. The Canadian subsidiary does not have any material long term contracts to purchase or sell goods and services, other than lease agreements on its teaching facilities. The Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the Company, and because the Canadian dollar has remained relatively stable in value compared to the U.S. dollar, any exposure to currency change would not have a material effect on the Company's results of operations or financial position. Based upon the value of the Canadian subsidiary's assets at the end of the fiscal year 2004, a decline of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at fiscal year-end, a 1% increase in short-term interest rates would result in $2.5 million of additional annual interest expense. The Company has entered into several interest rate cap agreements to protect approximately one third of its borrowings from sharp increases in short-term interest rates. However, these interest rate cap agreements do not provide protection from increases in short-term interest rates until the three-month LIBOR interest rate exceeds 3.5%. At the end of August 2004, this LIBOR interest rate was approximately 1.8%.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The following financial and supplemental schedule statements of the Company and its subsidiaries are included below on pages 106 through 145 of this report:

                                                                  10K
                                                              Report Page
                                                              -----------
  Consolidated Balance Sheets at
  June 30, 2004 and 2003                                          106-107

  Consolidated Statements of Income for the
  years ended June 30, 2004, 2003 and 2002                            108

  Consolidated Statements of Cash Flows for
  the years ended June 30, 2004, 2003 and 2002                        109

  Consolidated Statements of Shareholders'
  Equity for the years ended June 30, 2004,
  2003 and 2002                                                       110

  Notes to Consolidated Financial Statements                      111-140

  Schedule II.  - Valuation and Qualifying Accounts                   141

  Report of Independent Auditors                                      142



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

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                   ---------------------
                                                     2004        2003
                                                   ---------   ---------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                   $ 146,227   $  93,471
      Restricted Cash                                13,457      14,052
      Accounts Receivable, Net                       28,150      24,275
      Inventories                                     3,281       4,315
      Deferred Income Taxes                           7,619      11,358
      Prepaid Expenses and Other                     10,141       6,988
                                                    -------     -------
         Total Current Assets                       208,875     154,459
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           64,256      59,888
      Buildings                                     203,651     188,320
      Equipment                                     222,898     207,405
      Construction In Progress                        6,214      12,662
                                                    -------     -------
                                                    497,019     468,275

      Accumulated Depreciation and Amortization    (210,132)   (182,921)
                                                    -------     -------
         Land, Buildings and Equipment, Net         286,887     285,354
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         86,346     103,330
      Goodwill                                      284,397     280,979
      Perkins Program Fund, Net                      12,247      11,291
      Other Assets                                    5,380       6,003
                                                    -------     -------
         Total Other Assets                         388,370     401,603
                                                    -------     -------
   TOTAL ASSETS                                   $ 884,132   $ 841,416
                                                    =======     =======







The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                   ---------------------
                                                     2004        2003
                                                   ---------   ---------
LIABILITIES:

   Current Liabilities:

      Current Portion of Revolving Loan           $  35,000   $  15,000
      Accounts Payable                               27,349      18,866
      Accrued Salaries, Wages and Benefits           31,041      30,791
      Accrued Expenses                               24,610      34,484
      Advance Tuition Payments                       16,819      10,568
      Deferred Tuition Revenue                       21,830      16,291
                                                    -------     -------
         Total Current Liabilities                  156,649     126,000
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                 90,000     150,000
      Senior Debt                                   125,000     125,000
      Deferred Income Taxes                          17,660      10,332
      Deferred Rent and Other                        16,566      14,417
                                                    -------     -------
         Total Other Liabilities                    249,226     299,749
                                                    -------     -------
   TOTAL LIABILITIES                                405,875     425,749
                                                    -------     -------
COMMITMENTS & CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 Par Value, 200,000,000
      Shares Authorized,70,331,323 and
      70,021,513 shares Outstanding
      at June 30, 2004 and 2003, Respectively           704         701
   Additional Paid-in Capital                        71,797      67,288
   Retained Earnings                                405,036     346,975
   Accumulated Other Comprehensive Income               720         703
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       478,257     415,667
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 884,132   $ 841,416
                                                    =======     =======




The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                  CONSOLIDATED  STATEMENTS  OF  INCOME
           (Dollars in Thousands Except for Per Share Amounts)


                                               For The Year Ended
                                                    June 30,
                                       --------------------------------
                                         2004        2003        2002
                                       --------    --------    --------
REVENUES:

   Tuition                             $737,546    $628,326    $600,400
   Other Educational                     47,173      50,810      47,181
   Interest                                 166         443         553
                                        -------     -------     -------
      Total Revenues                    784,885     679,579     648,134
                                        -------     -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         420,108     366,075     347,986
   Student Services and
    Administrative Expense              275,587     225,767     188,712
   Interest Expense                       7,834       1,280         807
                                        -------     -------     -------
      Total Costs and Expenses          703,529     593,122     537,505
                                        -------     -------     -------
Income Before Income Taxes               81,356      86,457     110,629

Income Tax Provision                     23,295      33,459      43,574
Non-recurring Tax Benefits                    -      (8,150)          -
                                        -------     -------     -------
NET INCOME                             $ 58,061    $ 61,148    $ 67,055
                                        =======     =======     =======

EARNINGS PER COMMON SHARE
      Basic                               $0.83       $0.87       $0.96
                                        =======     =======     =======
      Diluted                             $0.82       $0.87       $0.95
                                        =======     =======     =======











The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)


                                                  For The Year Ended June 30,
                                                  ----------------------------
                                                    2004      2003      2002
                                                  --------- --------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 58,061  $ 61,148  $ 67,055
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                   40,836    37,758    32,725
     Amortization                                   14,748     2,574       811
     Provision for Refunds and
      Uncollectible Accounts                        35,495    34,501    34,249
     Deferred Income Taxes                           5,470     8,940     2,630
     Loss on Disposals of Land, Buildings
      and Equipment                                    439       263       188
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                               595     6,206     1,220
         Accounts Receivable                       (39,340)  (23,633)  (34,525)
         Inventories                                 1,034       592        (8)
         Prepaid Expenses And Other                 (3,153)   (3,070)      677
         Perkins Program Fund Contribution
          and Other                                    654    (1,114)      193
         Accounts Payable                            8,483    (2,132)     (105)
         Accrued Salaries, Wages,
          Expenses and Benefits                       (685)    2,061     5,363
         Advance Tuition Payments                    6,251    (6,997)    1,704
         Deferred Tuition Revenue                    5,539   (16,904)    1,330
                                                   -------   -------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES        134,427   100,193   113,507
                                                   -------   -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                             (42,808)  (43,762)  (85,873)
  Payments for Purchases of Businesses, Net
     of Cash Acquired                               (1,493) (295,908)        -
                                                   -------   -------    ------
  NET CASH USED IN INVESTING ACTIVITIES            (44,301) (339,670)  (85,873)
                                                   -------   -------    ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options            2,631       404     1,068
  Proceeds from Revolving Credit Facility           25,000   165,000    55,000
  Repayments Under Revolving Credit Facility       (65,000)        -   (55,000)
  Proceeds from Senior Note Issuance                     -   125,000         -
                                                   -------   -------    ------
  NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES                                   (37,369)  290,404     1,068

Effects of Exchange Rate Differences                    (1)       29       (46)
                                                   -------   -------    ------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                       52,756    50,956    28,656

Cash and Cash Equivalents at Beginning
 of Year                                            93,471    42,515    13,859
                                                   -------   -------    ------
Cash and Cash Equivalents at End of Year          $146,227  $ 93,471  $ 42,515
                                                   =======   =======    ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                    $ 7,091   $   662   $   807
  Income Taxes Paid During the Year, Net            22,471    17,373    42,486


The accompanying notes are an integral part of these consolidated financial statements.

                                 DEVRY INC.
            CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                          (Dollars in Thousands)


                             Common Stock
                         -------------------           Accumulated
                                 Additional               Other
                          Amount   Paid-in   Retained  Comprehensive
                         $.01 Par  Capital   Earnings     Income      Total
                         ------------------- --------- ------------ --------

Balance at June 30, 2001    $698    $64,481  $218,772         $720  $284,671
Comprehensive Income:
   Net Income in 2002                          67,055                 67,055
   Foreign Currency
      Translation                                              (46)      (46)
                                                                      ------
Comprehensive Income                                                  67,009
                                                                      ------
Proceeds from Exercise
   of Stock Options            2      1,066                            1,068

Tax Benefit from Exercise
   of Stock Options                     798                              798
                         ---------------------------------------------------
Balance at June 30, 2002     700     66,345   285,827          674   353,546

Comprehensive Income:
   Net Income in 2003                          61,148                 61,148
   Foreign Currency
      Translation                                               29        29
                                                                      ------
Comprehensive Income                                                  61,177
                                                                      ------
Proceeds from Exercise
   of Stock Options            1        403                              404

Tax Benefit from Exercise
   of Stock Options                     540                              540
                         ---------------------------------------------------
Balance at June 30, 2003     701     67,288   346,975          703   415,667

Comprehensive Income:
   Net Income in 2004                          58,061                 58,061
   Change in Fair Value
      of Interest Rate
      Hedge                                                     18        18
   Foreign Currency
      Translation                                               (1)       (1)
                                                                      ------
Comprehensive Income                                                  58,078
                                                                      ------
Proceeds from Exercise
   of Stock Options            3      2,628                            2,631

Tax Benefit from Exercise
   of Stock Options                   1,881                            1,881
                         ---------------------------------------------------
Balance at June 30, 2004    $704    $71,797  $405,036         $720  $478,257
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

DeVry University is one of the largest regionally accredited higher education systems in North America, offering both undergraduate and graduate programs. Its DeVry undergraduate operations award associate and bachelor's degrees in electronics, computer information systems and technology, biomedical engineering technology, business administration, technical management, and network and communications management. The undergraduate programs are offered at 22 large campus locations and several smaller sites located in conjunction with graduate program teaching sites, all in the United States; at one location in Canada; and through DeVry University Online. Several new U.S. locations are scheduled to open in fiscal 2005. The University's Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management, public administration and telecommunications management. Graduate school programs are offered at 65 locations in the United States, and through the Online Education Center. Several additional locations are scheduled to open in fiscal 2005.

DMI operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine (collectively referred to as Ross University), with campuses in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Students complete their basic science curriculum in modern, fully equipped campuses in the Caribbean. Ross students complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with Ross.

Becker Professional Review (Becker) is a leading international training firm preparing students to pass the Certified Public Accountant (CPA), Certified Management Accountant (CMA) and Chartered Financial Analyst (CFA) exams. Currently, the CPA exam review course is offered at approximately 300 locations worldwide.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Becker accounts are consolidated based on an April 30 fiscal year end. There were no events occurring at Becker during the intervening period through June 30 that materially affected the financial position or results of operations of the Company. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents can include time deposits, commercial paper, municipal bonds and bankers acceptances with original maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature. The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution except for the concentration of balances at three of the Company's principal depository and disbursement banks to maximize cash availability and efficiency of operation. Net cash balances on deposit with these banks were approximately $66 million, $42 million and $15 million at June 30, 2004, and $43 million, $33 million and $6 million at June 30, 2003.

The Company periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests.

Financial Aid and Restricted Cash
---------------------------------
Financial aid and assistance programs, in which most DeVry University and Ross University students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which these students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding against DeVry University.

A significant portion of revenues is received from students who participate in government financial aid and assistance programs.
Restricted cash represents amounts received from the United States and state governments under various student aid grant and loan programs. Restricted funds are held in separate bank accounts. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in current operations. This transfer generally occurs within the period of the academic term for which such funds were authorized, with no term being more than 16 weeks in length.

Revenue Recognition
-------------------
DeVry University tuition and technology fee revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic terms. The clinical portion of their education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. The Company is responsible for the billing and

------------------------------
collection of tuition from Ross University students during the period of clinical education. Revenues are recognized on a weekly basis during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University students are charged to expense on the same basis. The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight-line fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of the Company's expected exposure to refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Amounts received by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. Reserves for uncollectible accounts are analyzed periodically in light of current collection and loss experience. Related reserves with respect to uncollectible accounts and refunds are $19,341,000 and $17,262,000 at June 30, 2004 and
June 30, 2003, respectively.

Textbook sales and other educational product sales, including training services and the Becker CD-ROM product, are included in Other
Educational Revenues in the Consolidated Statements of Income.
Textbook and other educational product revenues are recognized when the sale occurs, generally at the start of each academic term. Revenue from training services, which is generally short-term in duration, is recognized when the training service is provided, without consideration for when payment is received. Also included in Other Educational Revenues are receivable interest billings from various student-deferred tuition payment plans. Interest charges are generally billed monthly and are recognized when billed. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized into income when payment is received.

The Company defers DeVry University enrollment fee revenue. This deferred revenue will be recognized in subsequent periods as student services are provided. Additionally, the Company has elected to defer certain direct costs of activities associated with these fees, limited to the extent of the revenue deferral. These costs are subsequently amortized over the periods in which student services are provided. These deferred costs were $281,000 and $693,000 at June 30, 2004 and 2003, respectively. Since changes to the deferrals involve the recording of equivalent amounts of revenues and costs, net income is not affected.

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

Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the asset, whichever is shorter. Leased property meeting certain criteria is capitalized, and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight-line method over the term of the lease or the life of the related asset, whichever is shorter.

Depreciation is computed using the straight-line method over estimated service lives. These lives range from five to 31 years for buildings and leasehold improvements, and from three to eight years for equipment.

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

As required by Statement of Financial Accounting Standards No. 141 entitled "Business Combinations" (SFAS 141), the Company uses the purchase method of accounting for all business combinations initiated after June 30, 2001. All of the Company's acquisitions to-date have been accounted for using the purchase method of accounting.

In accordance with Statement of Financial Accounting Standards
No. 142 entitled "Goodwill and Other Intangible Assets" (SFAS
142), the Company has completed an assessment of the categorization of its existing intangible assets and goodwill and has reported them appropriately on the Consolidated Balance Sheets (see "Note 3-Intangible Assets"). SFAS 142 provides that goodwill and indefinite-lived intangibles arising from a business combination will no longer be amortized and charged to expense over time. Instead,

-----------------------------------------------------------------
goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was completed at the end of fiscal 2004. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. See "Note 3-Intangible Assets" for results of the Company's required impairment analysis of its intangible assets and goodwill.

Amortization of intangible assets with finite lives will continue over the expected economic lives of the intangible assets, generally five to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

The Company expenses all curriculum development and new school opening costs as incurred.

Perkins Program Fund
--------------------
DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a permanent revolving loan fund. The Company carries its investment in such contributions at original values, net of allowances for losses on loan collections, of $3,031,000 and $3,001,000 at June 30, 2004 and 2003, respectively. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan program do not belong to the Company and are not recorded on the Company's financial statements. Upon termination of the program by the federal government or withdrawal from future participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight-line method over the estimateed lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $3,120,000 and $12,349,000 as of June 30, 2004 and 2003, respectively.

Fair Value of Financial Instruments
-----------------------------------
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of the Company's long-term debt (see
"Note 6-Long-Term Debt") bears interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of the Company's long-term debt approximates fair value.

Foreign Currency Translation
----------------------------
The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. The financial position and results of operations of the Company's Canadian subsidiary are measured using the local currency as the functional currency. Assets and liabilities of the Canadian subsidiary are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange.
The resultant translation adjustments are included in the component of Shareholders' Equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended
June 30, 2004, 2003 and 2002 were not material.


Income Taxes
------------
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law. The Ross University operating subsidiaries on Dominica and St. Kitts/Nevis have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly, no provision for current income taxes is being recorded.

Guarantees
----------
The Company adopted the accounting requirements of Financial
Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," for guarantees issued or modified after December 31, 2002. The adoption did not have an impact on the Company's financial statements as of June 30, 2004 and 2003.

Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at the Company's request in such capacity.
 The indemnification agreement period is for an officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements of June 30, 2004 and 2003.

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

These cap agreements were purchased at fair market values totaling $568,000. This cost has been capitalized and is being amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings are reported as a component of Other Comprehensive Income. These amounts will be reclassified and recognized into earnings over the 24-month term of the

--------------------------------------------------------
agreements. As of June 30, 2004, $18,000 is recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $72,000 and the $90,000 expensed as interest during the year ended June 30, 2004. For the year ended June 30, 2004, there was no ineffectiveness related to these agreements.

Earnings per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,142,000, 69,942,000 and 69,830,000 in 2004, 2003 and 2002, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,757,000, 70,336,000 and 70,594,000 in 2004, 2003 and 2002, respectively. Excluded from the June 30, 2004, 2003 and 2002 computations of diluted earnings per share were options to purchase 1,107,000, 1,260,000 and 670,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

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

Stock-based Compensation
------------------------
The Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and FASB Statement Of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123" ("SFAS 148") for the years ended June 30, 2004, 2003 and 2002 below.

-----------------------------------
As permitted under SFAS 123, the Company has elected to continue to account for stock-based employee compensation under the intrinsic value method of APB Opinion No. 25. Under this method, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the common stock options awarded is equal to the fair market value of the underlying security on the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value. The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 2004, 2003 and 2002 was $17.07, $10.62 and $21.75,per share, respectively. The fair value of the Company's stock option awards was estimated assuming no expected dividends and the following weighted average assumptions:

                                   2004        2003        2002
                                   ----        ----        ----
 Expected Life (in Years)          7.50        7.50        7.50
 Expected Volatility              58.16%      56.25%      55.00%
 Risk-free Interest Rate           3.75%       3.80%       5.05%

-----------------------------------
Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock option plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended June 30, 2004, 2003 and 2002 (dollars in thousands except for per share amounts):

                                       2004         2003         2002
                                       ----         ----         ----

 Net Income as Reported               $58,061      $61,148      $67,055

 Stock-based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax           (3,447)      (2,761)      (2,609)
                                      -------       ------       ------
 Pro Forma Net Income                 $54,614      $58,387      $64,446
                                      =======       ======       ======

Earnings per Common Share:

 Basic as Reported                      $0.83        $0.87        $0.96

 Stock-based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax            (0.05)       (0.04)       (0.04)
                                         ----         ----         ----
 Pro Forma Basic                        $0.78        $0.83        $0.92
                                         ====         ====         ====

 Diluted as Reported                    $0.82        $0.87        $0.95

 Stock-based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax            (0.05)       (0.04)       (0.04)
                                         ----         ----         ----
 Pro Forma Diluted                      $0.77        $0.83        $0.91
                                         ====         ====         ====

Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amount recorded in Other Comprehensive Income is a gain of $18,000 for the year ended June 30, 2004. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were a loss of $1,000 for the year ended June 30, 2004 and a gain of $29,000 for the year ended June 30, 2003.

The Accumulated Other Comprehensive Income balance at June 30, 2004, is composed of the $18,000 gain related to the cash flow hedge and a cumulative translation gain of $702,000. At June 30, 2003, this balance is composed entirely of the cumulative translation gain of $703,000.

Reclassifications
-----------------
Certain previously reported amounts have been reclassified to conform to current presentation format. These reclassifications had no effect on reported net income.

NOTE 2: BUSINESS COMBINATIONS

Ross University
---------------
On May 16, 2003, the Company acquired all outstanding shares of capital stock of Dominica Management, Inc. (DMI) for $329,259,000, in cash which includes approximately $4,175,000 of acquisition-related fees. The results of DMI's operations have been included in the consolidated financial statements of the Company since that date. DMI owns and operates Ross University School of Medicine and Ross University School of Veterinary Medicine. With campuses located in the Caribbean countries of Dominica and St. Kitts/Nevis, Ross University is one of the world's largest providers of medical and veterinary education, with more than 2,800 students. The acquisition gives the Company entry into a growing sector of the higher education market. The addition of Ross University will further diversify the Company's curricula and help maintain a leadership position in career-focused education.

The initial total consideration paid for DMI of $329,259,000 was comprised of $59,259,000 in cash from current operations, $125,000,000 of senior notes due 2010 and privately placed with institutional investors, and $145,000,000 of borrowings under a revolving line of credit agreement from a group of banks led by Bank of America, N.A.(Note 6). During fiscal 2004, the Company recorded an adjustment to the purchase price of DMI based on a settlement of final working capital balances. This adjustment resulted in a purchase price reduction of $1,207,000 that was credited to the goodwill balance recorded for this acquisition. Goodwill was also reduced by $1,443,000 during fiscal 2004, based on a final analysis of the tax liabilities arising from the acquisition.

NOTE 2: BUSINESS COMBINATIONS

--------------------------
The Company also finalized the allocation of the purchase price of DMI in the first quarter of fiscal 2004. Based on a final purchase price allocation analysis performed for the Company by independent professional valuation specialists, acquired intangible assets totaled $66,700,000. Of this amount $5,100,000 was assigned to the value of tradenames, $14,100,000 was assigned to the value of the Ross Medical and Veterinary Schools' U.S. Title IV financial aid eligibility and accreditations, all of which are not subject to amortization, and $47,500,000 was assigned to student relationships that have an initial average useful life of approximately five years. The goodwill balance of $239,408,000 was all assigned to the Ross University operating segment. None of the intangible assets or goodwill is expected to be deductible for U.S. tax reporting purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition adjusted for the final working capital settlement, the goodwill adjustment and the final purchase price allocation described above.

                         At May 16, 2003
                         (In Thousands)

      Current Assets                               $ 45,751
      Property and Equipment                         21,986
      Intangible Assets                              66,700
      Goodwill                                      239,408
      Other Assets                                      199
                                                    -------
             Total Assets Acquired                  374,044

      Current Liabilities                            44,939
      Deferred Income Tax Liability, net              1,053
                                                    -------
            Total Liabilities Assumed                45,992
                                                    -------
            Net Assets Acquired                    $328,052
                                                    =======
The net deferred income tax liability included a current deferred tax asset of $5,726,000, resulting from a deduction for the exercise and non-statutory disposition of employee incentive stock options related to the acquisition. Additionally, the Company recorded a non-current deferred tax liability of $6,779,000 resulting from a book and tax basis difference associated with the intangible assets not subject to amortization that were recorded in purchase accounting. No deferred tax liability was recorded with respect to student relationship intangibles, as this temporary difference relates to operations that have been granted tax-free status in their local jurisdictions during the periods in which the temporary difference is expected to reverse. The Company also initially recorded a current tax liability of $13,599,000, resulting from a deemed distribution arising upon acquisition of accumulated earnings and profits of its non-U.S. subsidiaries through the acquisition date. In fiscal 2004, this accrual was reduced by $1,443,000, with a corresponding reduction recorded to goodwill.

--------------------------
The following unaudited pro forma financial information presents the results of operations of the Company and DMI as if the acquisition had occurred at the beginning of each fiscal year. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is the information necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

                                     For the year ended June 30,
                                         2003           2002
                                     (Unaudited)    (Unaudited)
                                     --------------------------
      Revenues                          $738,229       $707,313
      Net Income                          62,578         66,806
      Earnings per Common Share:
        Basic                              $0.90          $0.96
        Diluted                            $0.89          $0.95

Person/Wolinsky
---------------
On October 21, 2003, Becker Professional Review, a wholly owned subsidiary of the Company, acquired certain tangible operating assets and trade names of Person/Wolinsky CPA Review ("Person/Wolinsky"). These assets were purchased for $2.7 million in cash. Funding was provided from the Company's existing operating cash balances. Person/Wolinsky is a training firm preparing students to pass the CPA exam. Founded in 1967, its primary locations include New York City, Philadelphia and Washington, D.C.

Based on an analysis performed for the Company by independent professional valuation specialists, the purchase price of Person/Wolinsky was allocated as follows in the third quarter of 2004:

     Amortized Intangible Assets:
          Trade Names                   $110,000
          Non-compete Agreement           50,000
          Other                           20,000
                                         -------
          Total                         $180,000
                                         =======

     Goodwill                         $2,520,000
                                       ---------

NOTE 3: INTANGIBLE  ASSETS

Intangible assets consist of the following:

                                          As of June 30, 2004
                                  --------------------------------
                                  Gross Carrying      Accumulated
                                       Amount        Amortization
                                  --------------------------------
     Amortized Intangible Assets:
          Student Relationships      $47,500,000     $(14,737,000)
          License and Non-compete
             Agreements                2,650,000       (2,126,000)
          Class Materials              2,900,000         (700,000)
          Trade Names                    110,000          (21,000)
          Other                          620,000         (507,000)
                                      ----------        ---------
          Total                      $53,780,000     $(18,091,000)
                                      ==========       ==========
     Unamortized Intangible Assets:
          Trade Names                $20,972,000
          Trademark                    1,645,000
          Ross Title IV Eligibility
           and Accreditations         14,100,000
          Intellectual Property       13,940,000
                                      ----------
          Total                      $50,657,000
                                      ==========

                                          As of June 30, 2003
                                  --------------------------------
                                  Gross Carrying      Accumulated
                                       Amount        Amortization
                                  --------------------------------
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

Amortization expense for amortized intangible assets was $13,694,000 and $2,532,000 for the years ended June 30, 2004 and
2003, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

          Fiscal Year
               2005                $14,072,000
               2006                  9,856,000
               2007                  6,760,000
               2008                  3,598,000
               2009                    203,000

The weighted-average amortization period for amortized intangible assets is five years for Student Relationships, six years for License and Non-compete Agreements, 14 years for Class Materials, four years for Trade Names and six years for Other. These intangible assets, except for the Student Relationships, are being amortized on a straight-line basis. The amount being amortized for Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

               Year 1         27.4%
               Year 2         29.0%
               Year 3         21.0%
               Year 4         14.5%
               Year 5          8.1%

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2004 and 2003, there was no impairment loss associated with these indefinite-lived intangible assets, as fair value exceeds the carrying amount.

Based upon the valuation analysis performed for the Company by independent professional valuation specialists, there was no impairment in the value of the Company's goodwill for any reporting units as of the end of fiscal 2004 or 2003. The carrying amount of goodwill related to the DeVry University reportable segment at June 30, 2004 and 2003 was unchanged, at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment was $22,716,000 at June 30, 2004 and $20,196,000 at June 30, 2003. The increase of $2,520,000 is the result of the allocation of the purchase price for Person/Wolinsky as described in Note 2 above.

The carrying amount of goodwill related to the Ross University segment was $239,486,000 at June 30, 2004, and $238,588,000 at
June 30, 2003. This increase of $898,000 is comprised of the following:

          Final Allocation of Purchase
           Price (Note 2)                    $3,470,000
          Adjustment to Purchase Price
           (Note 2)                          (1,207,000)
          Reduction in Liabilities Assumed
           (Note 2)                          (1,443,000)
          Additional Acquisition Related
            Costs                                78,000
                                              ---------
          Total Adjustments                  $  898,000
                                              =========

NOTE 4: TORONTO OPERATIONS PHASE OUT, IMPAIRMENT OF LONG-LIVED ASSETS AND WORKFORCE REDUCTION

In October 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed an agreement with RCC College of Technology ("RCC") that will enable DeVry to phase out its operations at its Toronto campus commencing with the term that began in November 2003. Based in Vaughn, Ontario, RCC provides career-focused electronics and computer technology diploma programs.

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

In the second quarter of fiscal 2004, the Company recognized an approximately $0.5 million pre-tax asset impairment loss in accordance with Statement of Financial Accounting Standards No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), on the furniture and laboratory equipment associated with the Company's Toronto-area operations. This equipment may become the future property of RCC and will have no further use at DeVry beyond the period of the teachout of DeVry's current student body.

During fiscal 2003, the Company assessed the expected future results of its DeVry University Canadian operations. The assessment performed by the Company included estimates of expected future cash flows associated with the Canadian operations, which indicated an impairment loss with respect to certain long-lived assets that were held and used by the Company. Upon completing this analysis, it was determined that recognition of an impairment loss related to Canadian leasehold improvements was appropriate. This resulted in a charge in the quarter ended December 31, 2002 of approximately $800,000. In addition, as of June 30, 2003, the Company reserved the remaining net rent liability on its Scarborough campus that was closed. This resulted in a charge of $200,000 in the quarter ended June 30, 2003.

NOTE 4: TORONTO OPERATIONS PHASE OUT, IMPAIRMENT OF LONG-LIVED ASSETS AND WORKFORCE REDUCTION, continued

The Company also provided a severance accrual relating to personnel reductions at its Toronto area and certain U.S. campus operations that resulted in a charge of approximately $2.5 million in the quarter ended June 30, 2003. Of this amount, approximately $800,000 remained to be paid as of June 30, 2004.

All of the above charges are classified as Cost of Educational
Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.


NOTE 5: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                        For the Year Ended June 30,
                                ---------------------------------------

                                    2004          2003          2002
                                -----------  ------------  ------------

    U.S.                        $67,828,000  $ 91,189,000  $111,836,000
    Foreign                      13,528,000    (4,732,000)   (1,207,000)
                                 ----------   -----------   -----------

    Total                       $81,356,000  $ 86,457,000  $110,629,000
                                 ==========   ===========   ===========

The net income tax provisions (benefits) related to the above results are as follows:
                                        For the Year Ended June 30,
                                 --------------------------------------
                                    2004          2003          2002
                                 ----------    ----------    ----------
Current Tax Provision:
    U.S. Federal                $16,037,000   $15,758,000   $35,178,000
    State and Local               2,214,000       611,000     5,766,000
    Foreign                        (426,000)           -             -
                                 ----------    ----------    ----------
       Total Current             17,825,000    16,369,000    40,944,000
Deferred Tax Provision:
    U.S. Federal                  5,052,000     1,865,000     1,953,000
    State and Local                 407,000       582,000       369,000
    Foreign                          11,000     6,493,000       308,000
                                 ----------    ----------    ----------
       Total Deferred             5,470,000     8,940,000     2,630,000
                                 ----------    ----------    ----------
Net Income Tax Provision        $23,295,000   $25,309,000   $43,574,000
                                 ==========    ==========    ==========

The income tax provisions differ from those computed using the statutory U.S. federal rate as a result of the following items:


                                     For the Year Ended June 30,
                       ------------------------------------------------------------
                              2004                  2003                 2002
                       ------------------    ------------------   ------------------
Income Tax at
  Statutory Rates      $28,475,000  35.0%    $30,260,000  35.0%   $38,720,000  35.0%

(Lower)Higher Rates on
  Foreign Operations    (5,446,000) (6.7%)       580,000   0.7%       908,000   0.8%

State Income Taxes       1,572,000   1.9%      3,327,000   3.9%     3,788,000   3.4%

Deduction of Worthless
  Stock of Subsidiary           -      -     (14,643,000)(17.0%)           -      -

Increase in Valuation
  Allowance                     -      -       6,493,000   7.5%            -      -

Tax Credits and Other   (1,306,000) (1.6%)      (708,000) (0.8%)      158,000   0.2%
                        ------------------------------------------------------------
Income Tax Provision   $23,295,000  28.6%    $25,309,000  29.3%   $43,574,000  39.4%
                        ============================================================

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.  These assets and liabilities are composed of the
following:
                                       For the Year Ended June 30,
                                 --------------------------------------
                                    2004          2003          2002
                                 ----------    ----------    ----------
Loss Carryforwards, net        $  7,813,000   $ 7,630,000   $ 6,294,000
Employee Benefits                 4,848,000     4,412,000     4,144,000
Receivable Reserves and
 Other, net                       9,036,000    15,778,000     4,782,000
Depreciation                      3,160,000     5,061,000     2,960,000

Less: Valuation Allowance        (7,100,000)   (7,100,000)           -
                                 ----------    ----------    ----------
Gross Deferred Tax Assets        17,757,000    25,781,000    18,180,000
                                 ----------    ----------    ----------

Amortization                    (27,798,000)  (24,755,000)   (8,214,000)
                                 ----------    ----------    ----------
Gross Deferred Tax Liabilities  (27,798,000)  (24,755,000)   (8,214,000)
                                 ----------    ----------    ----------
Net Deferred Taxes             $(10,041,000)  $ 1,026,000   $ 9,966,000
                                 ==========    ==========    ==========

The Company has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending
June 30, 2023.

Valuation allowances have been established for approximately $7.1 million. These are composed of loss carryforwards of $2.5 million, depreciation of $3.5 million and other of $500,000 for deferred income tax benefits of the Canadian subsidiary; and approximately $600,000 for certain state net operating loss carry forwards that may expire before their benefit is utilized.

Based on the Company's expectations for future operating earnings, management believes that, more likely than not, operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financia statement purposes. The sources and tax effects of these differences are as follows:
                                        For the Year Ended June 30,
                                  -------------------------------------
                                    2004          2003          2002
                                  ---------     ---------     ---------
Recognition of Operating
  Loss Carryforwards             $( 183,000)  $ 2,214,000    $(139,000)
Excess (Tax) Book
  Depreciation and
  Amortization                    4,944,000    11,764,000     3,696,000
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes           709,000    (5,038,000)     (927,000)
                                 ----------    ----------     ---------
Deferred Tax Provision           $5,470,000   $ 8,940,000    $2,630,000
                                 ==========    ==========     =========


On May 16, 2003, the Company acquired all of the outstanding stock of DMI and subsidiaries ("Note 2-Business Combinations"). The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School), incorporated under the laws of the Commonwealth of Dominica, and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts, in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly, no current provision for foreign income taxes was recorded. A provision for deferred foreign income taxes of approximately $6.8 million was recorded related to indefinite-lived intangible assets.

Concurrent with the acquisition, a deemed distribution of approximately $39 million occurred, representing the accumulated earnings and profits of the Medical and Veterinary Schools through the date of the acquisition.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools, and pursue future opportunities outside of the United States. Cumulative post-acquisition undistributed earnings were approximately $16.8 million and $1.3 million at June 30 ,2004 and June 30, 2003, respectively.

As described in Note 4 above, during the second quarter of fiscal 2003, the Company assessed the expected future results of its DeVry University Canadian operations. The assessment also included an analysis of the previously recorded Canadian net deferred tax assets, which were primarily composed of net operating loss carryforwards, and property and equipment tax basis in excess of book basis. Based upon its estimates of future cash flows and taxable income associated with the Canadian operations, the Company determined that, with respect to the realization of the deferred tax asset, a valuation allowance for 100 percent of the Canadian deferred tax assets was appropriate in the second quarter. This resulted in an additional income tax provision in the second quarter ended December 31, 2002, of approximately $6.5 million.

The Company also determined that it would deduct the full amount of the tax basis of its investment in its Canadian subsidiary in this quarter. This reflects the negative value ascribed to the investment as determined by independent valuations of the business that were undertaken as a part of the assessment. This U.S. income tax deduction results in a tax benefit totaling approximately $14.6 million.

The effect of the above actions associated with the Canadian investment and operations is a net tax benefit of approximately $8.1 million, categorized as "Non-recurring Tax Benefits" in the Consolidated Statements of Income for fiscal 2003.

Also, during the second quarter ended December 31, 2002, the Company completed a study that identified certain business incentive tax credits relating primarily to employment at its DeVry University operations in Long Beach, California. These credits, along with not recording a tax provision for the undistributed earnings of the Medical and Veterinary Schools, contributed to a reduced ongoing effective tax rate of 28.6% for fiscal 2004 and 38.7% for fiscal 2003. The fiscal 2003 effective tax rate does not include the effect of the previously described non-recurring tax benefit related to the Company's Canadian operations.

NOTE 6: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (GEI), a subsidiary newly formed in relation to the acquisition of DMI (Note 2). This long-term debt consists of the following at June 30, 2004 and 2003:

                                         Outstanding Debt            Effective
                                            at June 30,          Interest Rate at
                                        2004           2003        June 30, 2004
                                     -----------    -----------  ----------------
Revolving Credit Agreement (a):
     DeVry Inc. as borrower         $ 85,000,000   $115,000,000         3.54%
     GEI as borrower                  40,000,000     50,000,000         3.37%
                                     -----------    -----------
     Total                          $125,000,000   $165,000,000         3.48%

Senior Notes (b):
     DeVry Inc. as borrower         $ 75,000,000   $ 75,000,000         2.42%
     GEI as borrower                  50,000,000     50,000,000         2.42%
                                     -----------    -----------
     Total                          $125,000,000   $125,000,000         2.42%
                                     -----------    -----------
Total long-term debt                $250,000,000   $290,000,000         2.95%
                                     ===========    ===========

     (a)The revolving credit facility became effective on May 16, 2003, and was amended as of June 29, 2004. This facility replaced another revolving credit agreement in effect before May 16, 2003. Borrowings and letters of credit under this agreement cannot exceed $175,000,000 in total. DeVry Inc. aggregate commitments cannot exceed $125,000,000, and GEI aggregate commitments cannot exceed $50,000,000. At the request of the Company, the maximum borrowings and letters of credit can be increased to $250,000,000 with aggregate DeVry commitments increased to $200,000,000. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on July 1, 2009. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts prepaid, or committed to be prepaid, subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $2,715,000 and $3,520,000 as of June 30, 2004 and 2003, respectively. As of June 30, 2004, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at either the prime rate or a Eurodollar LIBOR rate plus 1.25%, at the option of the Company. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.25% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to .30% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon the Company's achievement of certain financial ratios.

     Subsequent to June 30, 2004, the Company repaid
     $35,000,000 of the borrowings under the revolving credit facility.

     (b) The senior note agreement was entered into on May 16, 2003. All borrowings under this agreement are due on April 30, 2010, and there are no required installment payments. A prepayment penalty exits during the first two years of this note agreement. As of June 30, 2004, outstanding borrowings under this agreement bear interest, payable quarterly, at the 90 day LIBOR Eurodollar rate plus 1.25%

Both the revolving credit agreement and the senior notes contain certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include maintaining a minimum level of consolidated net worth, a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio ("DOE Ratio"). Failure to maintain any of these ratios or violation of other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and, requirement of payment of all outstanding borrowings.

In June 2004, the Company received notice from the Department of Education that the DOE Ratio yielded a composite score of 1.4 for the year ended June 30, 2003. A minimum composite score of 1.5 is required for compliance with the Company's revolving credit agreement. This created an Event of Default as defined by the revolving credit agreement. In June 2004, the lenders waived this default effective for June 30, 2003.

The stock of certain of the subsidiaries of the Company is pledged as collateral for the borrowings under the revolving credit facility and the senior notes.

In connection with entering into the two new borrowing agreements in May 2003, the Company incurred $3,986,000 of financing costs that were deferred. These costs are being amortized over the initial three-year life of the revolving credit facility and the seven-year life of the senior notes, based on the ratio of respective borrowings to total borrowings. Amortization of deferred costs, which is included in interest expense was $1,012,000 and $125,000 for the years ended
June 30, 2004 and 2003, respectively.

NOTE 7: EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
------------------------------
All employees, except those of Ross University, who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Employees of DMI and Ross University participate in a separate plan and receive a company contribution of 5% of total eligible compensation. Matching contributions under the plans were approximately $3,495,000, $2,502,000 and $2,293,000 in 2004, 2003 and 2002, respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees, except those of DMI and Ross. Provisions for discretionary contributions under the plan were approximately $4,958,000, $4,747,000 and $4,484,000 in 2004,
2003 and 2002, respectively.

Employee Stock Purchase Plan
----------------------------
Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2004, 2003 and 2002.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and Chief Executive Officer provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003.
For the years ended June 30, 2004 and 2003, the Company recognized expense of approximately $1.2 million and $2.5 million, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.25% rate and using the sinking fund accrual method.

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

At June 30, 2004, 3,048,712 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

A summary of activity under the stock option plans is as follows:

                                                     Options Outstanding
                                                  ----------------------
                                                                Weighted
                                        Shares                   Average
                                      Available     Number      Exercise
                                      for Grant   Outstanding      Price
                                      ---------   -----------   --------
Balance at June 30, 2001              1,594,429     2,096,528     $16.36
 Options Granted                       (390,300)      390,300     $34.55
 Options Exercised                           -       (149,225)     $8.15
 Options Canceled                        36,867       (36,867)    $24.11
 Unissued and Expired                    (3,800)           -          -
                                      ----------------------------------
Balance at June 30, 2002              1,237,196     2,300,736     $19.86
 Options Granted                       (471,650)      471,650     $17.25
 Options Exercised                           -       (136,305)     $5.20
 Options Canceled                       109,885      (109,885)    $27.60
 Unissued and Expired                    (8,080)           -          -
                                      ----------------------------------
Balance at June 30, 2003                867,351     2,526,196     $19.82
 Options Grante                        (595,400)      595,400     $27.03
 Options Exercised                           -       (323,735)     $9.18
 Options Canceled                        89,839       (89,839)    $26.80
 Unissued and Expired                   (21,100)           -          -
                                      ----------------------------------
Balance at June 30, 2004                340,690     2,708,022     $22.45
                                      ==================================

A summary of outstanding and exercisable stock options as of June 30, 2004, is as follows:

                         Options Outstanding              Options Exercisable
                  ----------------------------------    ----------------------
                               Weighted
                                Average     Weighted                  Weighted
   Range of                    Remaining     Average                   Average
   Exercise       Number of   Contractual   Exercise    Number of     Exercise
    Prices          Shares        Life        Price      Shares         Price
 -----------------------------------------------------------------------------
  $3.24-11.53      338,144         1.65       $8.78      338,144        $8.78

 $13.44-18.00      667,771         6.46      $16.21      311,551       $15.15

 $19.81-23.93      566,577         4.73      $21.47      498,457       $21.36

 $24.00-31.75      775,950         8.15      $28.53      162,810       $31.00

 $31.75-38.81      359,580         7.08      $35.32      159,340       $35.49
                 -------------------------------------------------------------
  $3.24-38.81    2,708,022         6.06      $22.45    1,470,302       $19.75
                 =============================================================

NOTE 9:  COMMITMENTS AND CONTINGENCIES

DeVry University, Becker and Ross lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2004, are as follows:

         Year Ended
         June 30,                       Amount
         ----------                  ------------
           2005                       $39,100,000
           2006                        35,200,000
           2007                        32,900,000
           2008                        31,900,000
           2009                        29,100,000
          Thereafter                  127,900,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2004, 2003 and 2002, were $45,239,000, $41,142,000 and $34,660,000, respectively.

The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business.

In September 2003, the Company received a notice from Acacia Research Corporation claiming patent-infringement. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was allegedly used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The Company has had discussions with Acacia relating to this claim and does not believe that it had infringed upon the Acacia patents.

In March 2002, the Company received notice of a class-action complaint filed in federal district court in Michigan under the Fair Labor
Standards Act by several former field sales representatives seeking overtime compensation for services rendered during their period of employment. In March 2003, the Company participated in a required mediation session but no resolution was reached. A decision was entered for the Company at trial; but an appeal was filed. This matter was fully resolved by settlement between the parties in June 2004.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004, resulting in a tentative agreement to settle the matter. Discovery continues and pending a final settlement, a trial is scheduled to commence in October 2004.

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

The Company has recorded approximately $2.9 million associated with estimated loss contingencies at June 30, 2004. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continue on a periodic basis but the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new student admissions and is being operated under an agreement with RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs.

At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

NOTE 10:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail in "Note 1-Summary of Significant Accounting Policies" under
"Nature of Operations." The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional exam review and training operations including Becker Professional Review and the Center for Corporate Education (Professional and Training), and the Ross University medical and veterinary school operations (Ross University).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based, in part, on each segment's operating income, which is defined as income before interest expense, amortization and income taxes.
Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in "Note 1 - Summary of Significant Accounting Policies."

Beginning with fiscal 2003, the segments as described above changed from those previously reported. As described in "Note 2-Business Combinations," the Company acquired Ross University on May 16, 2003. Accordingly, the reportable segments of the Company for fiscal years 2004 and 2003 have been increased to three to reflect this acquisition.

The consistent measure of segment profit excludes interest expense, amortization and certain corporate-related depreciation. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2004, 2003 and 2002. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.


                                                For the Year Ended June 30,
                                      ----------------------------------------------
                                          2004             2003             2002
                                      ------------     ------------     ------------
Revenues:
   DeVry University                   $665,671,000     $626,747,000     $610,495,000
   Professional and Training            36,221,000       43,401,000       37,639,000
   Ross University                      82,993,000        9,431,000               -
                                       -----------      -----------      -----------
      Total Consolidated Revenues     $784,885,000     $679,579,000     $648,134,000
                                       -----------      -----------      -----------
Operating Income:
   DeVry University                    $65,167,000      $73,774,000     $102,503,000
   Professional and Training             5,943,000       13,801,000       10,507,000
   Ross University                      32,697,000        3,552,000               -
   Reconciling Items:
     Amortization Expense              (13,736,000)      (2,574,000)        (811,000)
     Interest Expense                   (7,834,000)      (1,280,000)        (807,000)
     Depreciation and Other               (881,000)        (816,000)        (763,000)
                                        ----------       ----------      -----------
      Total Consolidated Income
       before Income Taxes             $81,356,000      $86,457,000     $110,629,000
                                        ----------       ----------      -----------
Segment Assets:
   DeVry University                   $410,695,000     $379,767,000     $368,939,000
   Professional and Training            75,093,000       65,494,000       61,969,000
   Ross University                     380,082,000      373,273,000               -
   Corporate                            18,262,000       22,882,000       19,550,000
                                       -----------      -----------      -----------
      Total Consolidated Assets       $884,132,000     $841,416,000     $450,458,000
                                       -----------      -----------      -----------
Additions to Long-lived Assets:
   DeVry University                    $30,783,000     $ 42,678,000      $85,268,000
   Professional and Training             3,320,000          172,000          605,000
   Ross University                      10,198,000      331,656,000               -
                                        ----------      -----------       ----------
      Total Consolidated Additions
       to Long-lived Assets            $44,301,000     $374,506,000      $85,873,000
                                        ----------      -----------       ----------
   Reconciliation to Consolidated
    Financial Statements:
     Capital Expenditures              $42,808,000     $ 43,762,000      $85,873,000
     Capital Assets Acquired (Note 2)          -         21,986,000               -
     Purchase of Goodwill and
      Intangible Assets (Note 2)         1,493,000      308,758,000               -
                                        ----------      -----------       ----------
        Total Increase in Consolidated
         Long-lived Assets             $44,301,000     $374,506,000      $85,873,000
                                        ----------      -----------       ----------


                                                For the Year Ended June 30,
                                      ----------------------------------------------
                                          2004             2003             2002
                                      ------------      -----------     ------------
Depreciation Expense:
   DeVry University                    $37,245,000      $36,364,000      $31,421,000
   Professional and Training               405,000          384,000          531,000
   Ross University                       2,305,000          229,000               -
   Corporate                               881,000          781,000          773,000
                                        ----------       ----------       ----------
      Total Consolidated Depreciation  $40,836,000      $37,758,000      $32,725,000
                                        ----------       ----------       ----------
Intangible Asset Amortization Expense:
   DeVry University                    $    31,000       $   31,000         $ 31,000
   Professional and Training               773,000          738,000          780,000
   Ross University                      12,932,000        1,805,000               -
                                        ----------       ----------          -------
      Total Consolidated Amortization  $13,736,000       $2,574,000         $811,000
                                        ----------        ---------          -------

The Company conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the years ended June 30, 2004, 2003 and 2002. Revenues and long-lived assets by geographic area are as follows:


                                                For the Year Ended June 30,
                                      ----------------------------------------------
                                          2004             2003             2002
                                      ------------     ------------     ------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $685,771,000     $649,244,000     $623,374,000
  International Operations:
    Dominica and St. Kitts/Nevis        82,869,000        9,431,000               -
    Other                               16,245,000       20,904,000       24,760,000
                                       -----------      -----------      -----------
      Total International               99,114,000       30,335,000       24,760,000
                                       -----------      -----------      -----------
  Consolidated                        $784,885,000     $679,579,000     $648,134,000
                                       ===========      ===========      ===========

Long-lived Assets:
  Domestic Operations                 $359,107,000     $362,675,000     $339,797,000
  International Operations:
    Dominica and St. Kitts/Nevis       315,153,000      322,061,000               -
    Other                                  997,000        2,221,000       10,004,000
                                       -----------      -----------      -----------
       Total International             316,150,000      324,282,000       10,004,000
                                       -----------      -----------      -----------
  Consolidated                        $675,257,000     $686,957,000     $349,801,000
                                       ===========      ===========      ===========


No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 11:  RELATED PARTIES

One of the Company's directors is also an investor in, and a director of, a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm during fiscal 2004 and 2003 were approximately $4.8 million and $4.1 million, respectively.

NOTE 12:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2004 and 2003, are as follows. Effective May 16, 2003 the Company acquired all of the outstanding shares of capital stock of Dominica Management, Inc. (DMI) (see "Note 2-Business Combinations"). The results of DMI's operations are included in the consolidated financial statements of the Company for all of fiscal 2004 and for the period May 16, 2003, through June 30, 2003.

          (Dollars in Thousands, Except for Per Share Amounts)

2004                                       Quarter
                            -------------------------------------
                                                                      Total
                             First    Second     Third    Fourth       Year
                            -----------------------------------------------
Revenues                   $189,236  $198,806  $196,800  $200,043  $784,885
Income Before Interest
 and Taxes                   16,837    24,015    24,641    23,697    89,190
Net Income                   10,492    15,578    16,295    15,696    58,061

Earnings per Common Share:
     Basic                     0.15      0.22      0.23      0.22      0.83
     Diluted                   0.15      0.22      0.23      0.22      0.82

2003                                       Quarter
                             ------------------------------------
                                                                      Total
                             First    Second     Third    Fourth       Year
                            -----------------------------------------------
Revenues                   $163,269  $172,548  $169,367  $174,395  $679,579
Income Before Interest
 and Taxes                   18,641    23,797    24,341    20,958    87,737
Net Income                   11,156    22,951    14,892    12,149    61,148

Earnings per Common Share
     Basic                     0.16      0.33      0.21      0.17      0.87
     Diluted                   0.16      0.33      0.21      0.17      0.87


NOTE 13:  SUBSEQUENT EVENT

As described in "Note 1- Summary of Significant Accounting Policies-Principles of Consolidation", Becker accounts are consolidated based on an April 30 fiscal year end, which was its natural year-end based on its business cycle. As a result of a change in the CPA exam schedule, the Company is aligning the Becker fiscal year end to that of DeVry Inc. The results of operations for the two-month period from May 1, 2004 through June 30, 2004, will be included as a change in accounting in the Consolidated Statements of Income for the first quarter of fiscal 2005. The cumulative effect of this change in accounting is expected to add approximately $0.02 per share to earnings for the first quarter and total year of fiscal 2005.

                                DEVRY INC.

                               SCHEDULE II

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

            For the Years Ended June 30, 2004, 2003 and 2002
                          (Dollars in Thousands)

                                         Balance at    Charged to   Charged to                 Balance at
Description of Allowances                Beginning     Costs and       Other      Deductions     End of
and Reserves                             of Period      Expenses     Accounts         <FN4>      Period
----------------------------------------------------------------------------------------------------------
2004
---------
Deducted from accounts receivable
 for refunds                                   $238       $19,423            -       $19,402         $259

Deducted from accounts receivable
 for uncollectible accounts                  17,024        15,411           10 <FN1>  13,363       19,082

Deducted from notes receivable for
 uncollectible notes                          1,555           632            8 <FN1)       -        2,195

For loss on disposition of inventory             27           211            -            22          216

For loss on DeVry capital contributions
 to Perkins loan program                      3,001            30            -             -        3,031

Deducted from deferred tax assets for
 loss of realizable value                     7,939             -            -             -        7,939

2003
---------
Deducted from accounts receivable
 for refunds                                   $222       $20,286            -       $20,270         $238

Deducted from accounts receivable
 for uncollectible accounts                  13,668        13,107          618 <FN2>  10,369       17,024

Deducted from notes receivable for
 uncollectible notes                            679           853           27 <FN1>       4        1,555

For loss on disposition of inventory             63           491            -           527           27

For loss on DeVry capital contributions
 to Perkins loan program                      2,706           295            -             -        3,001

Deducted from deferred tax assets for
 loss of realizable value                         -         6,493        1,446 <FN3>       -        7,939

2002
---------
Deducted from accounts receivable
 for refunds                                   $215       $20,104            -       $20,097         $222

Deducted from accounts receivable
 for uncollectible accounts                  12,149        13,608            -        12,089       13,668

Deducted from notes receivable for
 uncollectible notes                            227           452            -             -          679

For loss on disposition of inventory            132            12            -            81           63

For loss on DeVry capital contributions
 to Perkins loan program                      2,592           114            -             -        2,706

<FN1> Effect of foreign currency translation charged to Accumulated Other Comprehensive Income.
<FN2> This amount is comprised of the opening balances of acquired businesses charged to
      Goodwill of $540 and the effect of foreign currency translation charged to Accumulated Other
      Comprehensive Income of $78.
<FN3> This amount includes $542 charged to Goodwill in purchase accounting and $904 charged to
      Accumulated Other Comprehensive Income for the effect of foreign currency translation.
<FN4> Write-offs of uncollectible amounts or inventory.

     Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Inc.:


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. (the "Company") and its subsidiaries at June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
Chicago, Illinois
September 10, 2004

                                 PART III
                                 --------

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
Information regarding directors and nominees for directors of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2004, and is incorporated herein by reference. Information regarding executive officers is included on pages 64 through 71 in Part I of this Form 10-K.

Information regarding compliance with Section 16(a) filings is included in the Proxy Statement for the Annual Meeting of Stockholders to be held November 16, 2004, and is incorporated herein by reference.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2004, and is incorporated herein by reference.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2004, and is incorporated herein by reference.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Information regarding certain relationships and related transactions is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2004, and is incorporated herein by reference.


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------
Information regarding fees for the part two years for professional services rendered by the independent public accountants that audited the Company's annual financial statements is included in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 16, 2004, and is incorporated herein by reference.

                                 PART  IV
                                 ---------

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:
     (1)  Financial Statements
     The required financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 106 through 142 of this Form 10-K.

     (2)  Supplemental Financial Statement Schedules
     The required supplemental schedule of the Company and its subsidiaries is included in Part II, Item 8 on page 141 of this Form 10-K.

     (3)  Exhibits
     A complete listing of exhibits is included on pages 148 through 151 of this Form 10-K.

(b)  Reports on Form 8-K
     During the fourth quarter of the fiscal year, the Company filed the following reports on Form 8-K:

     (1)  June 28, 2004 reporting the appointment of executive officers.

     (2) April 21, 2004 reporting the Company's earnings for its third fiscal quarter and DeVry University enrollments for the spring 2004 term.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)




YEAR ENDED JUNE 30,                               2004        2003       2002     2001      2000
---------------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                       $784,885    $679,579  $648,134 $568,177  $490,589
  Depreciation                                     40,836      37,758    32,725   28,132    21,545
  Amortization of Intangible Assets                14,748       2,574       811    3,904     3,706
  Interest Expense                                  7,834       1,280       807      400     1,409
  Net Income                                       58,061      61,148    67,055   57,776    47,781
  Change from Prior Year in Net Income               -5.0%       -8.8%     16.1%    20.9%     23.1%
  Diluted Earnings per Common Share (EPS)            0.82        0.87      0.95     0.82      0.68
  Shares Used in Calculating Diluted EPS
   (in Thousands)                                  70,757      70,336    70,594   70,662    70,390
FINANCIAL POSITION:
  Cash and Cash Equivalents                       146,227      93,471    42,515   13,859     8,201
  Total Assets                                    884,132     841,416   450,458  376,321   309,429
  Total Funded Debt                               250,000     290,000        -        -         -
  Total Shareholders' Equity                      478,257     415,667   353,546  284,671   225,139
OTHER SELECTED DATA:
  Cash Provided by Operating Activities           134,427     100,193   113,507   89,895    68,426
  Capital Expenditures                             42,808      43,762    85,873   76,933    40,797
  DeVry University Fall Term
      Student Enrollment                           54,275      54,884    57,521   54,482    49,351
  Shares Outstanding at Year-end
      (in Thousands)                               70,331      70,022    69,899   69,755    69,642
  Closing Price of Common Stock
      at Year-end                                   27.42       23.29     22.84    36.12     26.44
  Price Earnings Ratio on Common Stock <FN1>           33          27        24       44        39

<FN1> Computed on trailing four quarters of earnings per common share.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVRY INC.



   Date: September 9, 2004              By /s/ Dennis J. Keller
                                           --------------------
                                        Dennis J. Keller
                                        Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and dates indicated below.


Signature                     Title                              Date
---------                     -----                              ----

/s/ Dennis J. Keller
--------------------
Dennis J. Keller              Chairman and Director             9/9/2004


/s/ Ronald L. Taylor
--------------------
Ronald L. Taylor              President, Chief Executive
                              Officer and Director              9/9/2004


/s/ Norman M. Levine
--------------------
Norman M. Levine              Senior Vice President, Chief
                              Financial Officer, and
                              Principal Accounting Officer      9/9/2004



/s/ Charles A. Bowsher
----------------------
Charles A. Bowsher            Director                          9/7/2004



/s/ David S. Brown
------------------
David S. Brown                Director                          9/2/2004

Signature                     Title                              Date
---------                     -----                              ----


______________________
Connie R. Curran              Director



/s/ Frederick A. Krehbiel
-------------------------
Frederick A. Krehbiel         Director                          9/1/2004




/s/ Thurston E. Manning
-----------------------
Thurston E. Manning           Director                          9/7/2004



_______________________
Robert C. McCormack           Director



/s/ Julie A. McGee
------------------
Julie A. McGee                Director                          9/8/2004



/s/ Hugo J. Melvoin
-------------------
Hugo J. Melvoin               Director                          9/7/2004



/s/ Harold T. Shapiro
---------------------
Harold T. Shapiro             Director                          9/1/2004

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

 3(c)    Amended and Restated By-Laws                  Exhibit 3(d) to
         of the Registrant                             Amendment #1 of the
                                                       Company's Form S-1,
                                                       #33-40151 dated
                                                       May 21, 1991

 4(a)    Credit Agreement, dated as                    Exhibits 4.1, 4.2
         of May 16, 2003, between                      and 4.3 to the
         DeVry Inc. and Global                         Company's Form 8-K
         Education International,                      filed June 2, 2003
         Inc. as borrowers, and
         certain financial
         institutions and Bank of
         America, N.A. as lenders

 4(b)    Note Purchase Agreement,                      Exhibits 4.4 and
         dated as of May 16, 2003,                     4.5 to the
         between DeVry Inc. and                        Company's Form 8-K
         Global Education                              filed on June 2,
         International, Inc. as                        2003
         borrowers, and certain
         financial institutions as
         lenders

Exhibit                                 Sequentially     Incorporated by
Number             Exhibit              Numbered Page      Reference to
------             -------              -------------    ---------------


 4(c)    Waiver to Credit Agreement
         dated as of June 9, 2004,
         between DeVry Inc. and
         Global Education
         International, Inc. as
         borrowers and certain
         financial institutions and
         Bank of America, N.A. as
         lenders                             152

 4(d)    First Amendment, dated as of
         June 29, 2004 to Credit
         Agreement between DeVry Inc.
         and Global Education
         International, Inc. as
         borrowers and certain
         financial institutions and
         Bank of America, N.A. as
         lenders                             163

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

 10(k)   Employee Stock Purchase Plan                  Exhibit 10(f) to
                                                       the Company's Form
                                                       S-3, #33-58636
                                                       dated February 22,
                                                       1993

 10(l)   First Amendment to Employee                   Exhibit 10(h) to
         Stock Purchase Plan                           the Company's Form
                                                       10-K for the year
                                                       ended June 30, 1994

 10(m)   Deferred Compensation Plan                    Exhibit 10(k) to
                                                       the Company's Form
                                                       10-K for the year
                                                       ended June 30, 1999

 10(n)   Form of Indemnification                       Exhibit 10(n) to
         Agreement between the                         the Company's Form
         Registrant and its Directors                  10-K for the year
                                                       ended June 30, 2003

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

 10(q)   Employment Agreement between                  Exhibit 10(q) to
         the registrant and Daniel M.                  the Company's Form
         Hamburger                                     10-K for the year
                                                       ended June 30, 2003

  21     Subsidiaries of the
         Registrant                          181

  23     Consent of Pricewaterhouse-
         Coopers LLP, independent
         auditors                            183

  31     Rule 13a-14(a)/15d-14(a)
         Certifications                      184

  32     Section 1350 Certifications         188

 99(a)   Policy on Pre-Approval of
         Audit and Permissible Non-
         Audit Services                      189

 99(b)   Director Nominating Policy          190

 99(c)   Policy for Shareholder
         Communication with Directors        192