Form 10-Q
period 2004-09-30
DEVRY INC
filed 2004-11-08
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004


                Commission file number 1-13988



                          DeVRY INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




         DELAWARE                               36-3150143
-------------------------------          ------------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)              Identification No.)


       One Tower Lane, Oakbrook Terrace, Illinois    60181
-----------------------------------------------------------------
(Address of principal executive offices)          (Zip Code)




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

                          YES   X



Number of shares of Common Stock, $0.01 par value, outstanding on
October 22, 2004:  70,365,498



Total number of pages: 52

                          DeVRY INC.
                          ----------
                       FORM 10-Q INDEX
           For the Quarter Ended September 30, 2004

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     September 30, 2004, June 30, 2004,
     and September 30, 2003                               3-4

   Consolidated Statements of Income
     for the quarter ended
     September 30, 2004 and 2003                          5

   Consolidated Statements of Cash
     Flows for the three months ended
     September 30, 2004 and 2003                          6

   Notes to Consolidated Financial
     Statements                                           7-21

 Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                       22-30

 Item 3. Quantitative and Qualitative
         Disclosures About Market Risk                   30-31

 Item 4. Controls and Procedures                         31


Part II.  Other Information

 Item 1. Legal Proceedings                               32-33

 Item 4. Submission of Matters to a Vote
         of Security Holders                             33

 Item 5. Other Information                               33

 Item 6. Exhibits and Reports on Form 8-K                33


SIGNATURES                                               34

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      2004         2004         2003
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
ASSETS

  Current Assets

    Cash and Cash Equivalents       $115,071     $146,227     $117,885
    Restricted Cash                   27,702       13,457       21,348
    Accounts Receivable, Net          64,298       28,150       50,888
    Inventories                        1,376        3,281        3,072
    Deferred Income Taxes              6,454        7,619       11,358
    Prepaid Expenses and Other        12,831       10,141        9,990
                                     -------      -------      -------
       Total Current Assets          227,732      208,875      214,541
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              64,256       64,256       59,875
    Buildings                        204,378      203,651      190,818
    Equipment                        227,110      222,898      210,384
    Construction In Progress           7,513        6,214       12,339
                                     -------      -------      -------
                                     503,257      497,019      473,416

    Accumulated Depreciation        (220,343)    (210,132)    (189,569)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              282,914      286,887      283,847
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            82,709       86,346       96,475
    Goodwill                         284,397      284,397      283,298
    Perkins Program Fund, Net         12,472       12,247       11,291
    Other Assets                       5,457        5,380        5,665
                                     -------      -------      -------
       Total Other Assets            385,035      388,370      396,729
                                     -------      -------      -------
TOTAL ASSETS                        $895,681     $884,132     $895,117
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                  September 30,  June 30,   September 30,
                                      2004         2004         2003
                                  ------------ ------------ ------------
                                   (Unaudited)               (Unaudited)
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $     -      $ 35,000     $     -
    Accounts Payable                  17,601       27,349       14,635
    Accrued Salaries, Wages &
      Benefits                        33,316       31,041       38,012
    Accrued Expenses                  28,062       24,610       28,836
    Advance Tuition Payments          16,981       16,819        8,870
    Deferred Tuition Revenue          82,311       21,830       87,479
                                     -------      -------      -------
       Total Current Liabilities     178,271      156,649      177,832
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                    75,000       90,000      138,000
    Senior Debt                      125,000      125,000      125,000
    Deferred Income Taxes             17,660       17,660       13,049
    Deferred Rent and Other           17,283       16,566       14,689
                                     -------      -------      -------
       Total Other Liabilities       234,943      249,226      290,738
                                     -------      -------      -------
TOTAL LIABILITIES                    413,214      405,875      468,570
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,365,498, 70,331,323  and
    70,040,257, Shares Issued and
    Outstanding at September 30,
    2004, June 30, 2004 and
    September 30, 2003,
    Respectively                         704          704          701
  Additional Paid-in Capital          71,927       71,797       67,678
  Retained Earnings                  409,336      405,036      357,467
  Accumulated Other Comprehensive
    Income                               500          720          701
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           482,467      478,257      426,547
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $895,681     $884,132     $895,117
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                            DEVRY INC.
                CONSOLIDATED  STATEMENTS  OF  INCOME
         (Dollars in Thousands Except for Per Share Amounts)
                           (Unaudited)

                                       For The Quarter Ended
                                           September 30,

                                          2004        2003
                                       --------    --------
REVENUES:

   Tuition                             $177,984    $177,594
   Other Educational                     10,352      11,585
   Interest                                  60          57
                                        -------     -------
      Total Revenues                    188,396     189,236
                                        -------     -------
COSTS AND EXPENSES:

   Cost of Educational Services         109,485     104,450
   Student Services and
    Administrative Expense               73,608      67,949
   Interest Expense                       1,991       2,156
                                        -------     -------
      Total Costs and Expenses          185,084     174,555
                                        -------     -------
Income Before Income Taxes and
   Cumulative Effect of Change in
   Accounting                             3,312      14,681

Income Tax Provision                        822       4,189
                                        -------     -------
Income Before Cumulative Effect of
   Change in Accounting                   2,490      10,492

Cumulative Effect of Change
   in Accounting, Net of Tax              1,810          -
                                        -------     -------
NET INCOME                             $  4,300    $ 10,492
                                        =======     =======

EARNINGS PER COMMON SHARE
   Basic
      Income Before Cumulative Effect
         of Change in Accounting          $0.04       $0.15
      Cumulative Effect of Change
        in Accounting                     $0.02          -
                                          -----       -----
      Net Income                          $0.06       $0.15
                                          =====       =====
   Diluted
      Income Before Cumulative Effect
         of Change in Accounting          $0.04       $0.15
      Cumulative Effect of Change
        in Accounting                     $0.02          -
                                          -----       -----
      Net Income                          $0.06       $0.15
                                          =====       =====


The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Quarter
                                                     Ended September 30,
                                                       2004        2003
                                                     ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                         $  4,300    $ 10,492
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                       9,630       9,119
     Amortization                                       3,907       3,649
     Provision for Refunds and
      Uncollectible Accounts                            9,225       9,579
     Deferred Income Taxes                              1,165          -
     Loss on Disposals of Land, Buildings
      and Equipment                                        55          67
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                              (14,245)     (7,296)
         Accounts Receivable                          (45,348)    (36,192)
         Inventories                                    1,905       1,243
         Prepaid Expenses And Other                    (2,300)     (2,690)
         Perkins Program Fund Contributions and Other    (250)         -
         Accounts Payable                              (9,748)     (4,231)
         Accrued Salaries, Wages,
          Expenses and Benefits                         5,727       4,290
         Advance Tuition Payments                         162      (1,698)
         Deferred Tuition Revenue                      60,481      71,188
                                                      -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES            24,666      57,520
                                                      -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (5,712)     (7,679)
  Adjustment to Payment for Purchase of Business           -        1,185
                                                      -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:               (5,712)     (6,494)
                                                      -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                 130         390
  Repayments Under Revolving Credit Facility          (50,000)    (27,000)
                                                      -------     -------
  NET CASH USED IN FINANCING ACTIVITIES               (49,870)    (26,610)
                                                      -------      ------
Effects of Exchange Rate Differences                     (240)         (2)
                                                      -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  (31,156)     24,414

Cash and Cash Equivalents at Beginning
 of Period                                            146,227      93,471
                                                      -------     -------
Cash and Cash Equivalents at End of Period           $115,071    $117,885
                                                      =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                      $1,567      $1,600
  Income Tax Payments During the Period, Net              314       8,427

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
                    For the Quarter Ended September 30, 2004

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial condition and results of operations of the Company. The June 30, 2004 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2004.

The results of operations for the three months ended September 30, 2004, are not necessarily indicative of results to be expected for the entire fiscal year.

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

These interest rate cap agreements are designated as cash flow hedging instruments and are intended to protect the portion of the Company's debt that is covered by these agreements from short-term interest rates above 3.5%.

--------------------------------------------------------
These cap agreements were purchased at fair market values totaling $568,000. This cost has been capitalized and is being amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings are reported as a component of Other Comprehensive Income. These amounts are being reclassified and recognized into earnings over the 24-month term of the agreements. As of September 30, 2004, $38,000 is recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $112,000 and the $150,000 expensed as interest. For the three months ended September 30, 2004, a gain of $20,000 was recorded as Other Comprehensive Income and interest expense of $60,000 was charged to earnings for these interest rate caps. There has been no ineffectiveness of the hedging relationship related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance
Sheets, were $1,083,000, $3,120,000 and $13,790,000 as of
September 30, 2004, June 30, 2004 and September 30, 2003, respectively. Capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were (gross) $18,767,000, $16,431,000 and $2,305,000 at
September 30, 2004, June 30, 2004, and September 30, 2003, respectively.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and Chief Executive Officer provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the three months ended September 30, 2004 and 2003, the Company recognized expense of approximately $588,000 and $445,000, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 6.03% rate and using the sinking fund accrual method.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,349,000 and 70,030,000 for the first quarters ended September, 2004 and 2003, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,677,000 and 70,637,000 for the first quarters ended September 30, 2004 and 2003, respectively. Excluded from the computations of diluted earnings per share were options to purchase 1,289,000 and 1,160,000 shares of common stock for the first quarters ended September 30, 2004 and 2003, respectively.
These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the first quarter ended September 30, 2004, the Company granted options at fair market value to purchase up to 609,700 shares of the Company's common stock under the 2003 Stock
Incentive Plan.

As permitted under Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), the Company has elected to continue to account for stock-based employee compensation under the intrinsic value method of APB Opinion No.
25. Under this method, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the common stock options awarded is equal to the fair market value of the underlying security on the date of the grant.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for awards granted after June 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. Prior to fiscal 2005, the fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model ("Black-Scholes model"). The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

Beginning with all options granted in the first quarter of fiscal 2005, the fair value of the Company's stock-based awards is estimated using a binomial model. This model uses cancellation and historical exercise experience of the Company to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period, something that the Black-Scholes model does not consider. For these reasons, Company management believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using the Black-Scholes model.

The weighted average estimated grant date fair values, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during the first quarters of fiscal 2005 and 2004 were $9.09 and $17.15, per share, respectively. The fair values of the Company's stock option awards for the first quarters of fiscal 2005 and 2004, were estimated assuming no expected dividends and the following weighted average assumptions:

                                      Fiscal Year,
                                   2005        2004
                                   ----        ----
 Expected Life (in Years)          6.69        7.50
 Expected Volatility              41.41%      58.16%
 Risk-free Interest Rate           3.83%       3.75%
 Pre-vesting Forfeiture Rate       4.00%          -

The use of a pre-vesting forfeiture rate is optional under SFAS
123, however, it is an important element of option valuation and, accordingly, has been included in option valuation using the binomial model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation. The change from the Black-Scholes valuation model to a binomial model had no significant effect on the pro forma amounts presented below.


                                        For the Quarter Ended
                                             September 30,
                                           2004          2003
                                          -------       -------
 Net Income as Reported                 $4,300,000    $10,492,000

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax            (1,101,000)      (773,000)
                                        ----------     ----------
 Pro Forma Net Income                   $3,199,000    $ 9,719,000
                                        ==========     ==========

Earnings per Common Share:

 Basic as Reported                           $0.06          $0.15

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax                 (0.01)         (0.01)
                                              ----           ----
 Pro Forma Basic                             $0.05          $0.14
                                              ====           ====

 Diluted as Reported                         $0.06          $0.15

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax                 (0.01)         (0.01)
                                              ----           ----
 Pro Forma Diluted                           $0.05          $0.14
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

-------------------------------
Income is a gain of $20,000 for the three months ended September 30, 2004. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in currency translation rates were a loss of $240,000 for the three months ended September 30, 2004 and a loss of $2,000 for the three months ended September 30, 2003.

The Accumulated Other Comprehensive Income balance at September 30, 2004, is composed of the $38,000 gain related to the cash flow hedge and a cumulative translation gain of $462,000. At September 30, 2003, this balance is composed entirely of the cumulative translation gain of $701,000.

NOTE 3:  CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY

Prior to July 1, 2004, the accounts of Becker Professional Review were consolidated based on an April 30 fiscal year end, which management believed was its natural year-end based on its then business cycle. As a result of a change in the CPA exam schedule, the Company has aligned the Becker fiscal year end to that of DeVry Inc. The results of operations for the two-month period from May 1, 2004 through June 30, 2004, are included as a cumulative effect of change in accounting in the Consolidated Statements of Income for the first quarter of fiscal 2005. The cumulative effect of this change in accounting added $1,810,000, or $0.02 per share to net income for the first quarter. This amount is net of income tax expense of $1,189,000.

Net Income and basic and diluted earnings per share for the three months ended September 30, 2004 and 2003 are set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented.

                                     Proforma
                                 Three Months Ended
                                   September 30,
                                2004           2003
                                ----           ----

     Net Income             $2,490,000     $10,967,000

     Earnings per Share
          Basic                  $0.04           $0.16
          Diluted                $0.04           $0.16


NOTE 4: BUSINESS COMBINATIONS

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

During the first quarter of fiscal 2004, the Company recorded an adjustment to the purchase price of DMI based on a settlement of final working capital balances. This adjustment resulted in a reduction of $1,185,000 to the goodwill balance recorded for this acquisition. This adjustment was revised later in fiscal 2004 to $1,207,000.

The Company also finalized the allocation of the purchase price of DMI in the first quarter of fiscal 2004. Based upon a number of factors, including a valuation analysis prepared by an independent professional valuation specialist, the final purchase price allocation for acquired intangible assets totaled $66,700,000. Of this amount $5,100,000 was assigned to the value of trade names, $14,100,000 was assigned to the value of the Ross Medical and Veterinary Schools' U.S. Title IV financial aid eligibility and accreditations, all of which are not subject to amortization, and $47,500,000 was assigned to student relationships that have an initial average useful life of approximately five years. The goodwill balance of $239,408,000 was all assigned to the Ross University operating segment. None of the intangible assets or goodwill is expected to be deductible for U.S. tax reporting purposes.

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

Based on an analysis performed for the Company by independent professional valuation specialists, the purchase price of Person/Wolinsky was allocated as follows in the third quarter of fiscal 2004:

     Amortized Intangible Assets:
          Trade Names                   $110,000
          Non-compete Agreement           50,000
          Other                           20,000
                                         -------
          Total                         $180,000
                                         =======

     Goodwill                         $2,520,000
                                       ---------

NOTE 5:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                          As of September 30, 2004
                                     ----------------------------------
                                     Gross Carrying      Accumulated
                                        Amount          Amortization
                                     ----------------------------------
     Amortized Intangible Assets:
          Student Relationships         $47,500,000    $(18,181,000)
          License and Non Compete
             Agreements                   2,650,000      (2,236,000)
          Class Materials                 2,900,000        (750,000)
          Trade Names                       110,000         (27,000)
          Other                             620,000        (534,000)
                                         ----------      ----------
          Total                         $53,780,000    $(21,728,000)
                                         ==========      ==========
     Unamortized Intangible Assets:
          Trade Names                   $20,972,000
          Trademark                       1,645,000
          Ross Title IV Eligibility
            And Accreditations           14,100,000
          Intellectual Property          13,940,000
                                         ----------
          Total                         $50,657,000
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
                                         ==========





<PSGE>15

NOTE 5:  INTANGIBLE ASSETS, continued

Amortization expense for amortized intangible assets was $3,637,000 and $3,385,000 for the three months ended September
30, 2004 and 2003, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

          Fiscal Year
               2005                $14,072,000
               2006                  9,856,000
               2007                  6,760,000
               2008                  3,598,000
               2009                    203,000

The weighted-average amortization period for amortized intangible assets is five years for Student Relationships, six years for License and Non-compete Agreements, 14 years for Class Materials, four years for Trade Names and six years for Other. These intangible assets are being amortized on a straight-line basis except for the Student Relationships. The amount being amortized for these Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the amount being amortized at an annual rate for each of the five years of estimated economic life, beginning with May
2003, as follows:

               Year 1         27.4%
               Year 2         29.0%
               Year 3         21.0%
               Year 4         14.5%
               Year 5          8.1%

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditation and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal year 2004, there was no impairment loss associated with these indefinite-lived intangible assets as fair value exceeds the carrying amount.

The Company determined that as of the end of fiscal 2004, there was no impairment in the value of the Company's goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at September 30, 2004 and June 30, 2004 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment at September 30, 2004 and June 30, 2004 was unchanged at $22,716,000. The carrying amount of goodwill related to the Ross University segment at September 30, 2004 and June 30, 2004 was unchanged at $239,486,000.

NOTE 6:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the first quarter ended September 30, 2004 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of September 30, 2004 and 2003, cumulative undistributed earnings were approximately $19.4 million and $4.7 million, respectively.

NOTE 7: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (GEI), a subsidiary newly formed in relation to the acquisition of DMI (Note 4). This long-term debt consists of the following at September 30, 2004:

                                                            Effective
                                         Outstanding     InterestRate at
                                             Debt       September 30,2004
                                         -----------    -----------------
     Revolving Credit Agreement
          DeVry Inc. as borrower        $ 45,000,000          3.35%
          GEI as borrower                 30,000,000          3.34%
                                         -----------
          Total                         $ 75,000,000          3.35%
                                         -----------
     Senior Notes:
          DeVry Inc. as borrower        $ 75,000,000          2.93%
          GEI as borrower                 50,000,000          2.93%
                                         -----------
          Total                         $125,000,000          2.93%
                                         -----------
     Total long-term debt               $200,000,000          3.09%
                                         -----------

In connection with amending the revolving credit agreement in June 2004, the Company incurred $361,000 of financing costs that were paid and deferred in the first quarter of fiscal 2005. These costs are being amortized over the extended five-year life of the revolving credit agreement.

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

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004, resulting in a tentative agreement to settle the matter. An agreement was finalized subsequent to the end of the quarter.

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

The Company has recorded approximately $2.9 million associated with estimated loss contingencies, including the amount of the tentative agreement in the previously discussed anti-trust complaint, at September 30, 2004.
While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

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

NOTE 9:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional examination review and training operations including Becker
Professional Review and Center for Corporate Education
(Professional and Training) and the Ross University medical and veterinary school operations (Ross University).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based, in part, upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

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

Following is a tabulation of business segment information for the three months ended September 30, 2004 and 2003. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                             For the Quarter Ended
                                                 September 30,
                                             2004             2003
                                             ----             ----
Revenues:
   DeVry University                      $156,740,000     $160,049,000
   Professional and Training               10,746,000       10,302,000
   Ross University                         20,910,000       18,885,000
                                          -----------      -----------
      Total Consolidated Revenues        $188,396,000     $189,236,000
                                          -----------      -----------

Operating Income (Loss):
   DeVry University                       $  (861,000)     $10,106,000
   Professional and Training                3,033,000        2,656,000
   Ross University                          7,033,000        7,661,000
   Reconciling Items:
     Amortization Expense                  (3,637,000)      (3,396,000)
     Interest Expense                      (1,991,000)      (2,156,000)
     Depreciation and Other                  (265,000)        (190,000)
                                           ----------       ----------
      Total Consolidated Income
       before Income Taxes and
       Cumulative Effect of Change
       In Accounting                      $ 3,312,000      $14,681,000
                                           ----------       ----------

Segment Assets:
   DeVry University                      $412,286,000     $419,730,000
   Professional and Training               80,843,000       71,489,000
   Ross University                        385,702,000      387,388,000
   Corporate                               16,850,000       16,510,000
                                          -----------      -----------
      Total Consolidated Assets          $895,681,000     $895,117,000
                                          -----------      -----------

Additions to Long-lived Assets:
   DeVry University                        $4,655,000       $6,146,000
   Professional and Training                   82,000            9,000
   Ross University                            975,000        1,524,000
                                            ---------        ---------
     Total Consolidated Additions
       to Long-lived Assets                $5,712,000       $7,679,000
                                            ---------        ---------

Depreciation Expense:
   DeVry University                        $8,554,000       $8,363,000
   Professional and Training                  151,000           80,000
   Ross University                            678,000          481,000
   Corporate                                  247,000          195,000
                                            ---------        ---------
      Total Consolidated Depreciation      $9,630,000       $9,119,000
                                            ---------        ---------

Intangible Asset Amortization Expense:
   DeVry University                       $       -         $    8,000
   Professional and Training                 193,000           185,000
   Ross University                         3,444,000         3,203,000
                                           ---------         ---------
      Total Consolidated Amortization     $3,637,000        $3,396,000
                                           ---------         ---------

The Company conducts its educational operations in the United
States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5% of total revenues for the quarters ended September 30, 2004 and 2003. Revenues and long- lived assets by geographic area are as follows:

                                             For the Quarter Ended
                                                 September 30,
                                             2004             2003
                                             ----             ----
Revenues from Unaffiliated Customers:
  Domestic Operations                    $164,337,000     $166,047,000
  International Operations:
     Dominica and St. Kitts/Nevis          20,910,000       18,885,000
     Other                                  3,149,000        4,304,000
                                          -----------      -----------
   Total International Operations          24,059,000       23,189,000
                                          -----------      -----------
Consolidated                             $188,396,000     $189,236,000
                                          -----------      -----------

Long-lived Assets:
  Domestic Operations                    $350,815,000     $359,866,000
  International Operations
     Dominica and St. Kitts/Nevis         316,225,000      318,641,000
     Other                                    909,000        2,069,000
                                          -----------      -----------
   Total International Operations         317,134,000      320,710,000
                                          -----------      -----------
 Consolidated                            $667,949,000     $680,576,000
                                          -----------      -----------

No one customer accounted for more than 10% of the Company's consolidated revenues.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition
-----------------------------------------------------------

Certain information contained in this quarterly report on Form 10-K may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in selected areas of technology and business, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry and Ross University, increasing competition for the recruitment of new students and other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) and updated for current risks and uncertainties in various sections of the Company's annual report on Form 10-K, both as filed with the SEC.

The Sarbanes Oxley Act requires us to evaluate and report on our systems of disclosure and internal control. We are currently evaluating, expanding and improving our process documentation and controls. We are also testing the effectiveness of and our compliance with the system of internal controls as our basis for the required management certifications. However, there is no assurance that our independent registered public accounting firm will, as a result of their audit of our financial statements and internal controls, be able to attest as to whether they believe we maintained, in all material respects, effective internal control over financial reporting in conjunction with the Company's financial statements for the fiscal year ending
June 30, 2005.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004. The Company's annual report on Form 10-K includes a detailed description of the method of application for critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements. These include, but are not limited to, revenue recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, costs associated with settlement of pending legal matters and health care costs for incurred but not yet paid medical services.

Because of the somewhat seasonal pattern of the Company's enrollments and its educational program starting dates, which affect the results of operations and the timing of cash inflows, the Company's management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

Copies of the Company's annual and quarterly reports on Form 10-
K, Form 10-Q and other reports filed with the Securities and Exchange Commission may be obtained without charge at the Company's website, www.devry.com.


Results of Operations
---------------------
The Company's financial performance for the first quarter of our new fiscal year was negatively affected by several factors.
These include lower DeVry undergraduate total student enrollments for the summer term that began in July. Student enrollments in technology programs continue to decline from the level of previous years, with new student enrollments in our technology programs declining 25% from last July. Although new student enrollments in our business programs continue to increase, up 29% from last year, this increase is from a smaller base. Tuition revenues were further affected by the increase in enrollments at our DeVry University Centers and in online programs while enrollments at our campuses declined. This shift in enrollment has increased the proportion of our undergraduate students attending on a part-time basis. These part-time students pay a lesser tuition amount than the full-time students that typically enroll at our campus locations.

In addition to the effects on revenue described above, expenses have increased from last year because of the hiring of additional faculty and staff to support the growing number of DeVry University Center locations and increased enrollments in our online programs. We are also enhancing our advertising messages to aid recruiting efforts and have added approximately 80 enrollment counselors in the last year, predominantly to serve applicants to the online programs. The increase in spending in these areas has raised our overall level of spending compared to last year even as we search for further ways to reduce spending in areas that are less critical to our success. We hope that in the longer term, our investments in staff and service to students will allow us to serve larger numbers of students in technology, business or healthcare; full-time or part-time; in master's, bachelor's or associate degree programs or one of our exam preparation courses and on our campuses, University Centers or online.

The following table presents information with respect to the relative size to revenue of each item in the statement of income for the first quarter for both the current and prior year.
Percents may not add due to rounding.

                                      Quarter Ended September 30
                                      --------------------------
                                           2004      2003
                                           ----      ----
Revenue                                   100.0%    100.0%

Cost of Educational Services               58.1%     55.2%
Student Services & Admin. Exp.             39.1%     35.9%
Interest Expense                            1.1%      1.1%
                                          ------    ------
   Total Costs and Expenses                98.2%     92.2%

Income Before Income Taxes and Cumulative
Effect of Change in Accounting              1.8%      7.8%

Income Tax Provision                        0.4%      2.2%
                                          ------    ------

Income Before Cumulative
Effect of Change in Accounting              1.3%      5.5%

Cumulative Effect of
Change in Accounting                        1.0%       -
                                          ------    ------

NET INCOME                                  2.3%      5.5%
                                          ======    ======


The Company's total consolidated revenues declined by $0.8 million, or 0.4%, for this quarter compared to the same quarter last year. Tuition revenue, which is the largest component of total revenues, represented over 94% of total revenues in the current quarter.

Revenues for the first quarter in the DeVry University Segment declined from the first quarter of last year by $3.3 million, or 2.1%. The revenue decline occurred because of lower undergraduate student enrollments for the summer term compared to last year and because of a greater proportion of students enrolled on less than a full-time basis who pay a lesser tuition than do full-time students.

For the summer term that began in July, total undergraduate enrollments, including the remaining enrollments at the discontinued Toronto-area campus, were 38,189. This compares to 41,075 in the previous summer. New student enrollments in the undergraduate technology programs continue to decline, down approximately 25% from last summer. The Company believes that declines in technology program enrollments, taught primarily at its large campus sites, have been caused by reports of reductions in technology field employment, which decrease applicant interest in these fields. To counter this trend, the Company has expanded the offerings and promotion of its business programs. For the summer term, new student enrollments in business programs increased by nearly 29% from last year, but, on a smaller base this increase did not fully offset the declines in technology program enrollment.

In addition, the number of undergraduate students attending the Company's DeVry University Centers and enrolled in its online programs has increased as a proportion of the total enrollment. These delivery modalities are focused on serving the working adult student whose attendance is predominantly less than full-time. As a result, tuition revenue from these students in each term is less than the tuition revenue from full-time campus-based students. However, while these part-time students may pay less tuition per term, the time to completion of their program of study is longer and additional revenues may be realized in future terms.

Partly offsetting the decline in undergraduate enrollments and increased proportion of part-time students was a tuition price increase of approximately 5-6% implemented in March 2004 for students in both the undergraduate and graduate programs. Also, Keller Graduate School enrollments continued to increase. For the graduate summer term that began in July, there were approximately 10,275 graduate coursetakers, an increase of 8.4% from the previous July.

The Company has completed an agreement with Follett Higher Education Group ("Follett") to manage the remaining nine DeVry University campus bookstores not already managed by Follett. The transition of these remaining bookstores to Follett management occurred at the end of the first quarter. Effective with the second quarter, the Company will no longer report sales at these stores but will instead report the commission income it receives on the sales managed by Follett. On an annual basis, the Company believes that this change will reduce its reported revenues by approximately $10 million but will have no significant effect on earnings as the commission earned from Follett will approximate the profits previously generated when these bookstores were under Company management.

At Becker Professional Review in the Professional and Training segment, the change in the schedule of CPA exam administration has resulted in the re-alignment of the fiscal year from its previous April year-end, to a June year-end. This change in accounting was made effective with the first quarter of the current fiscal year. The segment revenues reported for the first quarter of this year now reflect the months of July through September as they do for the rest of the Company. Last year, the reported first quarter included the months of May through July. For the current year, revenues increased by approximately $0.4 million, or 4.3%, from the period reported in the first quarter of last year. However, compared to the comparable three month period a year ago, revenues declined by approximately $1.0 million. This is the first year of the new CPA exam schedule and the Company believes that, as a result, the pattern of enrollments and revenues may be different than in previous years, particularly as exam candidates may now elect to take individual portions of the exam, thus stretching the period of their enrollment and deferring portions of the revenue into future quarters.

At Ross University, revenues increased by $2.0 million, or 10.7%, from last year. The increase in revenues results from higher enrollments at both the medical and veterinary schools and a tuition price increase that became effective in January 2004.
For the semester that began in May, total enrollment reached 3,310, an increase of 16.1% from last May, but enrollments for the fall term that began in September increased at a somewhat lesser rate.

The Company's Cost of Educational Services increased by $5.0 million, or 4.8%, from last year. Although cost management remains a high priority throughout the organization, cost increases have occurred as a result of the expanding number of DeVry University Centers and the growing online operations. For the term that began in July, courses were being taught at 8 new DeVry University Centers compared to the year ago July. Expanding enrollments in the Company's online educational programs, both undergraduate and graduate, have generated additional costs as faculty and staff are added to support this growing method of course delivery. For the term that began in July, the number of online coursetakers increased by almost 93% from last year to 12,590.

Depreciation expense, most of which is included in Cost of Educational Services, increased by $0.5 million compared to last year. The increase in depreciation expense is attributable to the increased investment throughout the Company for new and improved laboratory and computer equipment, improvements to facilities and for expansion of operations. Capital spending on improvements, including instructional technology, and on expansion is an integral component of the Company's operating strategy.

Student Services and Administrative Expense increased by $5.7 million, or 8.3%, from last year. The Company continues to incur higher advertising and selling costs associated with efforts to generate more new students, particularly at its undergraduate campus locations. To further these efforts, the Company has added approximately 80 enrollment counselors in the past year at its DeVry University campuses, centers and online operations. Also, additional admissions staff has been added at Ross University to help sustain and increase enrollments at both the medical and veterinary schools.

Much of the work on the Company's new student information system has now been completed and largely deployed to provide better support for the educational processes and related student services. In accordance with accounting principles for internal software development costs, the amount of current spending being capitalized has decreased and the amount of previously capitalized expense that is being amortized has increased. These costs, which are included partly in Cost of Educational Services and partly in Student Services and Administrative Expense, when taken together have increased by more than $2.0 million from the first quarter of last year. Cumulatively, since the inception of the project in late 2001, a total of $20.4 million has been capitalized and $3.9 million has been amortized to expense.

Also included in the Student Services and Administration Expense category was $3.6 million of amortization of finite-lived intangible assets, mostly associated with the acquisition of Ross
University. In the first quarter of last year, this amortization expense equaled $3.4 million.

The DeVry University segment incurred an operating loss of $0.9 million in the quarter compared to an operating income of $10.1 million last year. As discussed above, lower undergraduate enrollments and an increased proportion of part-time students both contributed to produce lower revenues than last year, offsetting higher graduate school enrollments and tuition price increases implemented in March. Costs continued to increase in support of new operating locations, from accounting for the completion of the student information system and from higher depreciation on increased investment in facilities and equipment. Although cost reduction activities continue in all areas of operation as the Company tries to match expenses with revenues, further investment in areas of future growth will cause total expenses to continue to increase in future quarters.

The Professional and Training segment operating margin for the first quarter increased to 28.2% from 25.8% reported in the first quarter of last year. Operating expenses remained approximately equal to last year while the increased revenues contributed to the increased operating profit and higher operating margin. Last year, the reported first quarter included the months of May through July. When compared to the comparable three month period in the prior year, lower expenses partly offset reduced revenues and this year's operating profit and operating margin of $3.0 million and 28.2%, respectively, compared to $3.5 million and 30.0%, respectively, for last year.

Despite higher revenues, Ross University operating margins of 33.6% declined from the 40.5% operating margin last year. Cost increases occurred from higher faculty wages and higher clinical training expenses, particularly those paid to the U.S. veterinary school clinical affiliates for Ross students in attendance for the clinical training portion of their program. Selling expense also increased as additional admissions counselors have been added in response to a growing number of applicants and resulting enrollments increase.

Interest Expense decreased by $0.2 million from the first quarter of last year. The amount of outstanding debt was reduced to $200 million at the end of the first quarter of this year, compared to $263 million at the end of the first quarter of last year. However, the interest rate on all the Company's debt is floating rate, based upon short-term interest rates which have increased by 75 basis points over the past few months. The Company intends to continue to reduce its outstanding debt but further interest rate increases may offset much or all of the lower interest expense benefit from lower debt levels.

Taxes on income were 24.8% of pretax income for the quarter, compared to a composite effective tax rate of 28.5% in the first quarter of last year. The lower effective tax rate this year reflects the greater proportion of Ross University's earnings that have a single digit effective tax rate compared to the total Company earnings that are subject to higher domestic tax rates.

Included in the Company's first quarter earnings is $1.8 million, net of taxes, from a Cumulative Effect of Change in Accounting for the alignment of the Professional and Training Segment's fiscal year to the same June-end fiscal year as the rest of the Company. Because of the change to the CPA exam schedule from a twice a year November and May administration to a nearly continuous exam administration, the Company believes that the historical Becker operating year that ended in April is no longer the most appropriate fiscal year-end. Effective with the Company's fiscal 2005, the Becker fiscal year is aligned with the June 30th year-end of DeVry Inc. and the cumulative effect of this change in accounting, representing the months of May and June 2004, is reported in the first quarter of this fiscal year as the Cumulative Effect of Change in Accounting.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations during the first quarter was $24.7 million, compared to $57.5 million in the first quarter of last year. Contributing to the lower cash flow this year was lower net income, higher student accounts receivable balances and lower deferred tuition revenue. The increase in accounts receivable occurred in part at Becker Professional Review, Keller Graduate School and Ross University, all of which reported increased enrollments and revenues. However, a larger part of the increase occurred in the DeVry University undergraduate operations where the processing and receipt of financial aid was a little slower than last year. Also contributing to the increase in receivables at the end of September is the changing pattern of the undergraduate enrollment periods. While there were previously just three traditional semester starts in July, November and March, the DeVry University online and University Center operations have six starts per year, adding starts in September, January and May that are becoming increasingly large. With the September new student start and re-registration in September for students who were enrolled in July on this 8-week session schedule, the amount of additional tuition billed and added to receivables in September is growing at this measuring point in time relative to prior years. The lower deferred tuition revenue is the result of lower DeVry University undergraduate enrollments and the changing pattern of Becker enrollments resulting from the new exam schedule.

Capital spending for the quarter was $5.7 million, down $2.0 million from the first quarter of last year. The first quarter spending includes the continued funding for construction of dormitory facilities located on the DeVry University Fremont, California, undergraduate campus. In the second quarter the Company expects to complete the acquisition of office facilities to house its expanding online education sales and administrative staff and to start construction of student housing units at its Ross University veterinary school campus. For the year, total capital spending is expected to be in the range of $40 - $45 million, approximately the same level as last year.

The Company repaid $50 million of borrowings using existing cash balances and cash flow generated from operations. The Company expects to continue to reduce its outstanding borrowings during the balance of the year.

All of the Company's borrowings are based upon a floating interest rate, generally LIBOR, at the Company's option. During the first quarter of last fiscal year, the Company entered into several interest rate cap agreements to protect $100 million of borrowings from sharp increases in the short-term interest rates upon which the borrowings are based. The Company intends to periodically review further debt repayment options and the need for additional interest rate protection in light of projected changes in working capital requirements and future period interest rates.

The Company's significant long-term contractual obligations consist of its revolving line of credit and Senior Notes, operating leases on facilities and equipment and agreements for various services. The Company is not a party to any off-balance sheet financing or contingent payment arrangements nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility or equipment lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements noted above. Under the terms of these cap agreements, the Company is not obligated to any further payment liability beyond their original purchase price.

The Company's primary source of liquidity is the cash received from payments for student tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financing resources. Funds originating as student and family educational loans and other forms of financial aid from various sources are dependent upon DeVry and Ross University's continued compliance with and participation in these programs. The Company is highly dependent upon the timely receipt of these financial aid funds because more than 60% of its DeVry University undergraduate and graduate student revenues, and approximately 70% of Ross University student revenues are funded by these programs. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

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

In January 2003, the New York State Comptroller's Office began an audit of DeVry New York's compliance with the New York State Tuition Assistance Program Grant ("TAP") requirements for the three year period ending June 2002. Fieldwork was completed in June 2003 and a preliminary report was issued in July. The Company responded to the preliminary report, disagreeing with some of the findings in the report. Subsequently, the Company received an amended report and responded again. In the first quarter of fiscal 2005, the Company received the final report and determination of disallowance that results in financial liability to the Company. The expected liability had previously been reserved for. The Company has remitted the required claim of disallowance and the matter is now closed.

In Canada, the Toronto-area campuses completed and submitted the required annual review of Ontario Student Assistance Program administration for fiscal 2002. In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Although there are no current discussions underway with the Ministry, based upon its previous discussions, the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new student admissions and is being operated under an agreement with the RCC College of Technology. Accordingly, the Company is no longer participating in these financial aid programs.

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

During the first quarter of fiscal 2005, the Ohio Board of Regents conducted an audit of DeVry University's administration of the Ohio state grant program for the year 2003. The audit was concluded with no findings reported.

In connection with the discontinuance of the original Denver Technical College educational programs and its separate eligibility for student financial aid, the Company is completing an audit of its participation in these financial aid programs. Approximately $400,000 of remaining financial aid funds were identified as a part of this audit as needing to be returned to the appropriate federal and state funding sources. Most of these amounts have now been returned. Although the company believes that there is no significant liability that might arise from this matter, it remains under review by the Department of Education.

Included in the Company's consolidated cash balances of $115.1 million at September 30, 2004, is approximately $50.1 million of cash attributable to the Ross University operations. It is the Company's intention for the foreseeable future to reinvest this cash plus subsequent earnings and cash flow to service outstanding debt, improve and expand facilities and operations of the schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

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

The financial position and results of operations for the Company's Canadian educational programs are measured using the local currency as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than lease agreements on its teaching facilities. The Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the Company, currently Canadian assets are less than 3% of total Company assets, changes in currency value would not have a material effect on the Company's results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

Of the $200 million in Company debt outstanding at September 30, 2004, $70 million matures on July 1, 2009 and $125 million matures on April 30, 2010. Future investment opportunities, however, may result in lesser or no debt repayments in the period including and following such investment and could require additional borrowings. The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at the end of the first quarter, a 1% increase in short-term interest rates would result in $2.0 million of additional annual interest expense. The Company entered into several interest rate cap agreements to protect $100 million of its borrowings from sharp increases in short-term interest rates. However, these interest rate cap agreements expire in August and September 2005 do not provide protection from increases in short-term interest rates of less than 1.4% from current rates.


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

The Company's Chief Executive Officer and its Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and internal control procedures upon which these financial statements and management discussion are based. This review included the Company's internal control documentation and results of internal audit procedures. This review was made as of the end of the period covered by this quarterly report. Based upon this evaluation, and with the participation of management, subject to the limitations on absolute prevention of fraud and error, the above named officers have concluded that these controls and procedures are effective and appropriate to ensure the correctness and completeness of this report.

In compliance with the Sarbanes Oxley Act, the Company is continuing to evaluate and improve upon its system of disclosure and internal controls where required. However, there were no significant changes in internal control over financial reporting identified in connection with the evaluations referred to above that occurred during the Company's first quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004, resulting in a tentative agreement to settle the matter. An agreement was finalized subsequent to the end of the first quarter.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter a new complaint was filed by another plaintiff seeking consolidation with the existing case.

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

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continue on a periodic basis but the Company believes that there will be no significant monetary liability. The Company's Toronto-area campus does not accept new student admission and is being operated under an agreement with RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs.

The Company has recorded approximately $2.9 million associated with estimated loss contingencies at September 30, 2004. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------
There were no matters submitted to a vote of the Company's security holders during the first quarter of the fiscal year.


Item 5 - Other Information
--------------------------
In October 2004, the Company announced that Thomas C. Shepherd was named president of Ross University and executive vice president of DeVry Inc. Dr. Shepherd has spent more than 30 years in healthcare administration and management. Dr. Shepherd's expertise includes the areas of hospital management, healthcare reform, strategic management and development, and healthcare education.

Dr. Shepherd is currently a fellow in the American College of Healthcare Executives and a former board member of the Collaboration for Healthcare Renewal Foundation.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits
                                                            Sequentially
     Exhibit #     Description                              Numbered Page
     ---------     -----------                              -------------

     10            Form of Stock Option Agreements              35-46

     18            Preferability Letter, dated Nov. 8, 2004,    47
                   from PricewaterhouseCoopers LLP
                   regarding change in accounting

     31   Rule 13a-14(a)/15d-14(a)Certifications                48-51

     32   Section 1350 Certifications                           52

(b) Reports on Form 8-K

    During the quarter ended September 30, 2004, the Company filed the following report on Form 8-K:

          1. August 18, 2004, reporting earnings for the Company's fourth quarter and fiscal year ended June 30, 2004 and summer term enrollments.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: November 8, 2004         /s/Ronald L. Taylor
                                ------------------------
                                 Ronald L. Taylor
                                 Chief Executive Officer




 Date: November 8, 2004         /s/Norman M. Levine
                                --------------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer