Form 10-Q
period 2004-12-31
DEVRY INC
filed 2005-02-09
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 2004


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

                          YES   X



Number of shares of Common Stock, $0.01 par value, outstanding on
January 31, 2005:  70,368,359



Total number of pages:  43

                          DeVRY INC.
                          ----------
                       FORM 10-Q INDEX
        For the Second Quarter Ended December 31, 2004

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     December 31, 2004, June 30, 2004,
     and December 31, 2003                                3-4

   Consolidated Statements of Income
     for the quarter and six months ended
     December 31, 2004 and 2003                           5

   Consolidated Statements of Cash
     Flows for the six months ended
     December 31, 2004 and 2003                           6

   Notes to Consolidated Financial
     Statements                                           7-22

 Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                       23-32

 Item 3. Quantitative and Qualitative
           Disclosures About Market Risk                 32-33

 Item 4. Controls and Procedures                         33


Part II.  Other Information

 Item 1. Legal Proceedings                               34-35

 Item 4. Submission of Matters to a Vote
           of Security Holders                           35

 Item 5. Other Information                               36

 Item 6. Exhibits and Reports on Form 8-K                37


SIGNATURES                                               38

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   December 31,  June 30,    December 31,
                                      2004         2004         2003
                                   -----------  ---------    -----------
ASSETS

  Current Assets

    Cash and Cash Equivalents       $132,445     $146,227     $106,126
    Restricted Cash                   36,224       13,457       21,476
    Accounts Receivable, Net          75,323       28,150       75,705
    Inventories                        1,047        3,281        2,241
    Deferred Income Taxes              7,821        7,619        9,944
    Prepaid Expenses and Other        11,714       10,141        7,963
                                     -------      -------      -------
       Total Current Assets          264,574      208,875      223,455
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              65,071       64,256       60,300
    Buildings                        205,520      203,651      198,428
    Equipment                        231,387      222,898      216,753
    Construction In Progress          17,404        6,214        3,198
                                     -------      -------      -------
                                     519,382      497,019      478,679

    Accumulated Depreciation        (230,915)    (210,132)    (197,046)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              288,467      286,887      281,633
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            79,072       86,346       93,091
    Goodwill                         284,397      284,397      285,670
    Perkins Program Fund, Net         12,697       12,247       11,861
    Other Assets                       5,165        5,380        5,264
                                     -------      -------      -------
       Total Other Assets            381,331      388,370      395,886
                                     -------      -------      -------
TOTAL ASSETS                        $934,372     $884,132     $900,974
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   December 31,  June 30,    December 31,
                                      2004         2004         2003
                                   -----------  ---------    -----------
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $     -      $ 35,000     $     -
    Accounts Payable                  19,527       27,349       15,423
    Accrued Salaries, Wages &
      Benefits                        37,725       31,041       31,759
    Accrued Expenses                  35,501       24,610       20,310
    Advance Tuition Payments          32,185       16,819        6,546
    Deferred Tuition Revenue         100,013       21,830      116,021
                                     -------      -------      -------
       Total Current Liabilities     224,951      156,649      190,059
                                     -------      -------      -------
  Non-Current Liabilities

    Revolving Loan                    65,000       90,000      115,000
    Senior Debt                      125,000      125,000      125,000
    Deferred Income Taxes             13,675       17,660       13,432
    Deferred Rent and Other           17,659       16,566       15,196
                                     -------      -------      -------
       Total Non-Current
          Liabilities                221,334      249,226      268,628
                                     -------      -------      -------
TOTAL LIABILITIES                    446,285      405,875      458,687
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,368,359, 70,331,323  and
    70,058,125, Shares Issued and
    Outstanding at December 31,
    2004, June 30, 2004 and
    December 31, 2003,
    Respectively                         705          704          701
  Additional Paid-in Capital          71,943       71,797       67,906
  Retained Earnings                  415,192      405,036      373,045
  Accumulated Other Comprehensive
    Income                               247          720          635
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           488,087      478,257      442,287
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $934,372     $884,132     $900,974
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                    CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in Thousands Except for Per Share Amounts)
                               (Unaudited)


                                         For The Quarter          For The Six Months
                                        Ended December 31,         Ended December 31,
                                      ---------------------      ----------------------
                                        2004         2003          2004          2003
                                      ---------------------      ----------------------
REVENUES:

   Tuition                            $184,127     $187,286      $362,111      $364,880
   Other Educational                    10,311       11,479        20,663        23,064
   Interest                                 84           41           144            98
                                       -------      -------       -------       -------
      Total Revenues                   194,522      198,806       382,918       388,042
                                       -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services        108,236      104,635       217,721       209,085
   Student Services and
      Administrative Expense            76,663       70,156       150,271       138,105
   Interest Expense                      2,091        1,972         4,082         4,128
                                       -------      -------       -------       -------
      Total Costs and Expenses         186,990      176,763       372,074       351,318
                                       -------      -------       -------       -------
Income Before Income Taxes and
   Cumulative Effect of Change
   in Accounting                         7,532       22,043        10,844        36,724

Income Tax Provision                     1,676        6,465         2,498        10,654
                                       -------      -------       -------       -------
Income Before Cumulative Effect
   of Change in Accounting               5,856       15,578         8,346        26,070

Cumulative Effect of Change in
   Accounting, Net of Tax                   -            -          1,810            -
                                       --------     -------       -------       -------
NET INCOME                            $  5,856     $ 15,578      $ 10,156      $ 26,070
                                       ========     =======       =======       =======

EARNINGS PER COMMON SHARE
   Basic
      Income Before Cumulative
       Effect of Change in Accounting    $0.08        $0.22         $0.12         $0.37
      Cumulative Effect of Change
       in Accounting                         -            -          0.02             -
                                         -----        -----         -----         -----
      Net Income                         $0.08        $0.22         $0.14         $0.37
                                         =====        =====         =====         =====

   Diluted
      Income Before Cumulative
       Effect of Change in Accounting    $0.08        $0.22         $0.12         $0.37
      Cumulative Effect of Change
       in Accounting                         -            -          0.02             -
                                         -----        -----         -----         -----
      Net Income                         $0.08        $0.22         $0.14         $0.37
                                         =====        =====         =====         =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Six Months
                                                      Ended December 31,
                                                        2004        2003
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 10,156    $ 26,070
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                       19,937      19,667
     Amortization                                        7,816       7,296
     Provision for Refunds and
      Uncollectible Accounts                            19,768      17,461
     Deferred Income Taxes                              (4,187)      1,797
     Loss on Disposals of Land, Buildings
      and Equipment                                         14         147
     Changes in Assets and Liabilities, net of
       Effects from Acquisition of Business:
         Restricted Cash                               (22,766)     (7,424)
         Accounts Receivable                           (66,780)    (68,891)
         Inventories                                     2,248       2,074
         Prepaid Expenses And Other                       (811)        (44)
         Perkins Program Fund Contributions and Other     (550)       (570)
         Accounts Payable                               (7,874)     (3,443)
         Accrued Salaries, Wages,
          Expenses and Benefits                         17,415     (10,489)
         Advance Tuition Payments                       15,251      (4,022)
         Deferred Tuition Revenue                       78,182      99,730
                                                       -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             67,819      79,359
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (21,426)    (16,093)
  Payments for Purchase of Business,
    net of Cash Acquired                                     -      (1,143)
                                                       -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:               (21,426)    (17,236)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                  147         618
  Repayments Under Revolving Credit Facility           (60,000)    (50,000)
                                                       -------     -------
  NET CASH USED IN FINANCING ACTIVITIES                (59,853)    (49,382)

Effects of Exchange Rate Differences                      (322)        (86)
                                                       -------     -------
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS    (13,782)     12,655

Cash and Cash Equivalents at Beginning
 of Period                                             146,227      93,471
                                                       -------     -------
Cash and Cash Equivalents at End of Period            $132,445    $106,126
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                       $3,152      $3,923
  Income Tax Payments During the Period, Net               409      21,729

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
          For the Quarter and Six Months Ended December 31, 2004

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. The June 30, 2004 data, which is presented, is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended
September 30, 2004, each as filed with the Securities and Exchange Commission.

The results of operations for the six months ended December 31, 2004, are not necessarily indicative of results to be expected for the entire fiscal year.

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

These interest rate cap agreements are designated as cash flow hedging instruments and are intended to protect the portion of the Company's debt that is covered by these agreements from short-term LIBOR interest rates above 3.5%.

--------------------------------------------------------
These cap agreements were purchased at fair market values totaling $568,000. This cost has been capitalized and is being amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings are reported as a component of Other Comprehensive Income. These amounts will be reclassified and recognized into earnings over the 24-month term of the agreements. As of December 31, 2004, $28,000 is recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $192,000 and the $220,000 expensed as interest. For the six months ended December 31, 2004, a loss of $10,000 was recorded as Other Comprehensive Income and interest expense of $70,000 was charged to earnings for these interest rate caps. There has been no ineffectiveness of the hedging relationship related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $286,000, $3,120,000 and $9,702,000 as of December 31, 2004, June
30, 2004 and December 31, 2003, respectively. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,074,000, $16,431,000 and $7,962,000 at December 31, 2004,
June 30, 2004, and December 31, 2003, respectively.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and Chief Executive Officers provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the six months ended December 31, 2004 and 2003, the Company recognized expense of approximately $1,310,000 and $808,000, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.50% rate and using the sinking fund accrual method.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,368,000 and 70,047,000 for the second quarters ended December 31, 2004 and 2003, respectively and 70,359,000 and 70,038,000 for the six months ended December 31, 2004 and 2003, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,507,000 and 70,626,000 for the second quarters ended December 31, 2004 and 2003, respectively and 70,583,000 and 70,625,000 for the six months ended December 31, 2004 and 2003, respectively. Excluded from the computations of diluted earnings per share were options to purchase 2,700,000 and 2,274,000 shares of common stock for the second quarter and six months ended December 31, 2004, respectively, and 1,168,000 and 1,180,000 shares of common stock, for the second quarter and six months ended December 31, 2003, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the six months ended December 31, 2004, the Company granted options at fair market value to purchase up to 644,700 shares of the Company's common stock under the 1999 and 2003 Stock Incentive Plans.

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

The weighted average estimated grant date fair values, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during the first six months of fiscal 2005 and 2004 were $9.09 and $17.15, per share, respectively. The fair values of the Company's stock option awards for the first six months of fiscal 2005 and 2004, were estimated assuming no expected dividends and the following weighted average assumptions:

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

-----------------------------------
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation. The change from the Black-Scholes valuation model to a binomial model had no significant effect on the pro forma amounts presented below.

                                 (Dollars in thousands, except per share amounts)

                                 For the Quarter Ended   For the Six Months Ended
                                      December 31,            December 31,
                                     2004       2003         2004       2003
                                   -------    -------     -------    -------
Net Income:
-----------
 Net Income as Reported             $5,856    $15,578     $10,156    $26,070

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax        (1,158)      (920)     (2,274)    (1,695)
                                    ------     ------      ------     ------
 Pro Forma Net Income               $4,698    $14,658      $7,882    $24,375
                                    ======     ======      ======     ======


Earnings per Common Share:

 Basic as Reported                   $0.08      $0.22       $0.14      $0.37

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax         (0.01)     (0.01)      (0.03)     (0.02)
                                      ----       ----        ----       ----
 Pro Forma Basic                     $0.07      $0.21       $0.11      $0.35
                                      ====       ====        ====       ====

 Diluted as Reported                 $0.08      $0.22       $0.14      $0.37

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax         (0.01)     (0.01)      (0.03)     (0.02)
                                      ----       ----        ----       ----
 Pro Forma Diluted                   $0.07      $0.21       $0.11      $0.35
                                      ====       ====        ====       ====


Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amount recorded as Other Comprehensive Income is a loss of $10,000 for the quarter ended December 31, 2004 and a gain of $10,000 for the six months ended December 31, 2004. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were losses of $243,000 and $84,000, for the quarters ended December 31, 2004 and 2003, respectively, and losses of $483,000 and $86,000 for six months ended
December 31, 2004 and 2003, respectively.

The Accumulated Other Comprehensive Income balance at December 31, 2004, is composed of the $28,000 gain related to the cash flow hedge and a cumulative translation gain of $219,000. At December 31, 2003, this balance is composed of the $18,000 gain related to the cash flow hedge and a cumulative translation gain of $617,000.

NOTE 3:  SHAREHOLDER RIGHTS PLAN

On November 24, 2004, the Company adopted a shareholder rights plan. In connection with this plan, the Company's Board of Directors declared a dividend of one Common Stock Purchase Right ("Right" or "Rights") for each outstanding share of DeVry Inc. Common Stock. The dividend was distributed on December 6, 2004 to shareholders of record on that date. Each shareholder is automatically entitled to the Rights and no physical distribution of new certificates was made.

Each Right, is represented by the Company's Common Stock certificates, currently entitles the holder to buy one one-thousandth of a share of the Company's Common Stock at an exercise price of $75 subject to adjustment, e.g. for stock splits or stock dividends. However, following the acquisition of 15% or more of DeVry Inc. Common Stock by a person or group, the holders of the Rights (other than the acquiring person or group) will be entitled to purchase shares of DeVry Inc. Common Stock at half-price. Further, in the event of a subsequent merger or other acquisition of the Company, the holder of the Rights (other than the acquiring person or group) will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of these shares.

The Rights are redeemable for $.001 per Right, subject to adjustment, before the acquisition by a person or group of 15% or more of the Company's Common Stock. The Rights will expire on December 6, 2014.

NOTE 4: REDUCTION IN WORKFORCE CHARGES

During the second quarter, the Company offered a voluntary separation plan to its employees with more than 20 years of service. As of December 31, 2004, 39 employees had accepted this separation plan. The Company recorded a pre-tax charge of $2.2 million in the second quarter of the current fiscal year. This charge consists of severance pay and extended medical and dental benefits coverage. Cash payments will begin in the third quarter and extend until the period of benefit coverage has expired. No cash payments were made in the second quarter in relation to these charges. In January 2005, an additional 45 employees accepted this voluntary separation plan. This will result in the Company recording a charge in the third quarter of fiscal 2005 that will cover similar severance pay and benefits.

Also in January 2005, the Company announced plans for an involuntary reduction in force that will reduce its workforce by approximately 75 positions at its educational facilities and corporate office. This will result in the Company recording an additional charge in the third quarter of fiscal 2005. Cash payments for the involuntary reduction will occur in the third and fourth quarters of this fiscal year.

The total charge in the third quarter for both the voluntary and involuntary workforce reductions is expected to be in an amount similar to that provided in the second quarter.

The workforce reductions relate to actions across several of the company's businesses resulting from process improvements and its continuing efforts to realign costs with revenues. The majority of the workforce reductions are in the U.S. and include managerial, professional, clerical and instructor roles.

NOTE 5:  CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY

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

Net Income and basic and diluted earnings per share for the three and six months ended December 31, 2004 and 2003 are set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented.

                                            Proforma
                        Three Months Ended           Six Months Ended
                           December 31,                 December 31,
                         2004         2003          2004          2003
                         ----         ----          ----          ----
   Net Income         $5,856,000  $11,943,000    $8,346,000   $22,910,000

   Earnings per Share
          Basic            $0.08        $0.17         $0.12         $0.33
          Diluted          $0.08        $0.17         $0.12         $0.32

NOTE 6: BUSINESS COMBINATIONS

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

The Company also finalized the allocation of the purchase price of DMI in the first quarter of fiscal 2004. Based upon a number of factors, including a valuation analysis prepared by an independent professional valuation specialist, the Company determined the final purchase price allocation for acquired intangible assets totaled $66,700,000. Of this amount $5,100,000 was assigned to the value of trade names, $14,100,000 was assigned to the value of the Ross Medical and Veterinary Schools' U.S. Title IV financial aid eligibility and accreditations, all of which are not subject to amortization, and $47,500,000 was assigned to student relationships that have an initial average useful life of approximately five years. The goodwill balance of $239,408,000 was all assigned to the Ross University operating segment. None of the intangible assets or goodwill is expected to be deductible for U.S. tax reporting purposes.

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

In the third quarter of fiscal 2004, the Company allocated the purchase price of Person/Wolinsky, based on an analysis performed for the Company by independent professional valuation specialists, as follows:

     Amortized Intangible Assets:
          Trade Names                   $110,000
          Non-compete Agreement           50,000
          Other                           20,000
                                         -------
          Total                         $180,000
                                         =======

     Goodwill                         $2,520,000
                                       ---------

NOTE 7:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                          As of December 31, 2004
                                    ----------------------------------
                                      Gross Carrying      Accumulated
                                          Amount         Amortization
                                    ----------------------------------
     Amortized Intangible Assets:
          Student Relationships          $47,500,000     $(21,624,000)
          License and Non Compete
             Agreements                    2,650,000       (2,345,000)
          Class Materials                  2,900,000         (800,000)
          Trade Names                        110,000          (34,000)
          Other                              620,000         (562,000)
                                          ----------       ----------
          Total                          $53,780,000     $(25,365,000)
                                          ==========       ==========
     Indefinite-lived Intangible Assets:
          Trade Names                    $20,972,000
          Trademark                        1,645,000
          Ross Title IV Eligibility
            And Accreditations            14,100,000
          Intellectual Property           13,940,000
                                          ----------
          Total                          $50,657,000
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
                                          ==========

Amortization expense for amortized intangible assets was $3,637,000 and $7,274,000 for the quarter and six months ended December 31, 2004, respectively, and $3,384,000 and $6,769,000 for the quarter and six months ended December 31, 2003, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

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

The Company determined that as of the end of fiscal 2004, there was no impairment in the value of the Company's goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at December 31, 2004 and June 30, 2004 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment at December 31, 2004 and June 30, 2004 was unchanged at $22,716,000. The carrying amount of goodwill related to the Ross University segment at December 31, 2004 and June 30, 2004 was unchanged at $239,486,000.

NOTE 8:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the second quarter or six months ended December 31, 2004 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of December 31, 2004 and 2003, cumulative undistributed earnings were approximately $23.1 million and $8.2 million, respectively.

NOTE 9: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (GEI), a subsidiary newly formed in relation to the acquisition of DMI. This long-term debt consists of the following at December 31, 2004:

                                                             Effective
                                         Outstanding      Interest Rate at
                                            Debt          December 31, 2004
                                        ------------      -----------------
     Revolving Credit Agreement:
          DeVry Inc. as borrower        $ 40,000,000           3.53%
          GEI as borrower                 25,000,000           3.53%
                                         -----------
          Total                         $ 65,000,000           3.53%
                                         -----------
     Senior Notes:
          DeVry Inc. as borrower        $ 75,000,000           3.41%
          GEI as borrower                 50,000,000           3.41%
                                         -----------
          Total                         $125,000,000           3.41%
                                         -----------
     Total long-term debt               $190,000,000           3.45%
                                         -----------

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

Following is a tabulation of business segment information for the quarters and for the six months ended December 31, 2004 and 2003.
Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.


                                         For the Quarter     For the Six Months
                                        Ended December 31,    Ended December 31,
                                       -------------------   -------------------
                                          2004       2003       2004       2003
                                          ----       ----       ----       ----
Revenues:
   DeVry University                    $161,951   $164,483   $318,691   $324,532
   Professional and Training             10,207     13,709     20,953     24,011
   Ross University                       22,364     20,614     43,274     39,499
                                        -------    -------    -------    -------
      Total Consolidated Revenues      $194,522   $198,806   $382,918   $388,042
                                        -------    -------    -------    -------
Operating Income:
   DeVry University                     $ 2,983    $14,029    $ 2,122    $24,135
   Professional and Training              2,382      5,771      5,415      8,427
   Ross University                        8,160      7,822     15,193     15,483
   Reconciling Items:
     Amortization Expense                (3,637)    (3,394)    (7,274)    (6,790)
     Interest Expense                    (2,091)    (1,972)    (4,082)    (4,128)
     Depreciation and Other                (265)      (213)      (530)      (403)
                                         ------     ------     ------     ------
      Total Consolidated Income
      before Income Taxes               $ 7,532    $22,043    $10,844    $36,724
                                         ------     ------     ------     ------
Segment Assets:
   DeVry University                    $451,169   $420,181   $451,169   $420,181
   Professional and Training             68,574     71,658     68,574     71,658
   Ross University                      396,659    394,236    396,659    394,236
   Corporate                             17,970     14,899     17,970     14,899
                                        -------    -------    -------    -------
      Total Consolidated Assets        $934,372   $900,974   $934,372   $900,974
                                        -------    -------    -------    -------
Additions to Long-lived Assets:
   DeVry University                     $14,099     $6,630    $18,754    $12,776
   Professional and Training                120      2,361        202      2,370
   Ross University                        1,495        566      2,470      2,090
                                         ------      -----     ------     ------
      Total Consolidated Additions
      to Long-lived Assets              $15,714     $9,557    $21,426    $17,236
                                         ------      -----     ------     ------
Depreciation Expense:
   DeVry University                     $ 9,052    $ 9,684    $17,606    $18,047
   Professional and Training                115         77        266        157
   Ross University                          893        589      1,571      1,070
   Corporate                                247        198        494        393
                                         ------     ------     ------     ------
      Total Consolidated Depreciation   $10,307    $10,548    $19,937    $19,667
                                         ------     ------     ------     ------
Amortization Expense:
   DeVry University                      $    -     $    8     $    -     $   16
   Professional and Training                194        183        387        368
   Ross University                        3,443      3,203      6,887      6,406
                                          -----      -----      -----      -----
      Total Consolidated Amortization    $3,637     $3,394     $7,274     $6,790
                                          -----      -----      -----      -----



The Company conducts its educational operations in the United
States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5%
of total revenues for the quarters and six months ended December 31, 2004 and 2003. Revenues and long-lived assets by geographic area are as follows:

                                         For the Quarter     For the Six Months
                                        Ended December 31,    Ended December 31,
                                       -------------------   -------------------
                                          2004       2003       2004       2003
                                       -------------------   -------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                  $168,670   $173,902   $333,007   $339,949
  International Operations:
    Dominica and St. Kitts/Nevis         22,364     20,614     43,274     39,499
    Other                                 3,488      4,290      6,637      8,594
                                        -------    -------    -------    -------
      Total International                25,852     24,904     49,911     48,093
                                        -------    -------    -------    -------
  Consolidated                         $194,522   $198,806   $382,918   $388,042
                                        -------    -------    -------    -------
Long-lived Assets:
  Domestic Operations                  $355,811   $359,703   $355,811   $359,703
  International Operations:
    Dominica and St. Kitts/Nevis        313,160    316,455    313,160    316,455
    Other                                   827      1,361        827      1,361
                                        -------    -------    -------    -------
      Total International               313,987    317,816    313,987    317,816
                                        -------    -------    -------    -------
  Consolidated                         $669,798   $677,519   $669,798   $677,519
                                        -------    -------    -------    -------


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

In September 2003, the Company received a notice from Acacia Research Corporation claiming patent-infringement. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was allegedly used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The validity of the Acacia patents is being contested in a third party suit which DeVry Inc. is monitoring. Indications are that the court will not uphold the patents. The Company believes that the likelihood of loss is remote.

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

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004 resulting in a tentative agreement to settle the matter. An agreement was finalized subsequent to the end of the first quarter of the Company's fiscal year 2005.
In January 2005, the court approved a settlement in an amount for which the Company had previously accrued.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed by another plaintiff with the same general allegations and by the same plaintiffs attorneys. Discovery continues but there is no determinable date at which this matter may be brought to conclusion.

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have the appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a then current student from a second Chicago-area campus. Discovery continues but there is no determinable date at which this matter may be brought to conclusion. The Company has accrued $0.5 million representing the estimated minimum amount to resolve the two class-action claims.

The Company has recorded approximately $2.5 million associated with estimated loss contingencies, including the amount of the tentative agreement in the previously discussed anti-trust complaint, at December 31, 2004. While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continued on a periodic basis but there has been no further communication from the Ministry in almost a year. The Company's Toronto-area campus has not accepted new student admission since November 2003 and is being operated under an agreement with RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs. The Company believes that the likelihood of loss is remote.

At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its results of operations or financial position.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition
-----------------------------------------------------------

Certain information contained in this quarterly report on Form 10-Q may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, undergraduate program concentration in selected areas of technology and business, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry University and Ross University, increasing competition for the recruitment of new students, applicant interest in careers in areas not covered by the Company's educational programs and other factors detailed in the Company's Securities and Exchange Commission ("SEC") filings, including those discussed under the heading entitled
"Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) and updated for current risks and uncertainties in various sections of the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 and in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the SEC.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2004 and in the Company's annual report on Form 10-K for the fiscal year ended June 30,2004. The Company's annual report on Form 10-K includes a detailed description of critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements. These include, but are not limited to, revenue recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, costs associated with pending legal matters and health care costs for incurred but not yet paid medical services.

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

Results of Operations
---------------------
The Company's financial performance for the second quarter and first half of this fiscal year was negatively affected by several factors. These include lower DeVry undergraduate total student enrollments for both the summer term that began in July and for the fall term that began in November. Student enrollments in undergraduate technology programs continue to decline from the level of previous years, with new student enrollments in technology programs declining 30% from last November. Although new student enrollments in our undergraduate business programs continue to increase, up more than 14% from last November, this increase is from a somewhat smaller base. Tuition revenues were further affected by the increase in enrollments at our DeVry University Centers and in online programs while enrollments at our campuses declined. This shift in enrollment has increased the proportion of our undergraduate students attending on a part-time basis. These part-time students pay a lesser tuition amount than do the full-time students that typically enroll at our campus locations.

In addition to the effects on revenue described above, expenses have increased from last year because of the hiring of additional faculty and staff to support the growing number of DeVry University Center locations and increased enrollments in our online programs. We are also enhancing our advertising messages to aid recruiting efforts and have added additional enrollment counselors in the last year, predominantly to serve applicants to the online programs. The increase in spending in these areas has raised our overall level of spending compared to last year even as we search for further ways to reduce spending in areas that are less critical to our success. We believe that in the longer term, investments in staff and service to students will allow us to serve larger numbers of students in technology, business or healthcare related programs; full-time or part-time; in master's, bachelor's or associate degree programs or in one of our exam preparation courses, whether on our campuses, University Centers or online.

Also affecting results for the second quarter and first half has been a decline in the number of students enrolled for the Company's Becker CPA review. Last fiscal year, first half results benefited somewhat from an increase in enrollments as students studied for the last of the old paper and pencil format CPA exams. Since then, the number of exam takers has decreased by approximately 50% according to the AICPA and enrollments for the Becker Review course have also declined, although at a lesser rate.

In January 2005, the Company announced that it had completed a workforce reduction plan that included a voluntary separation plan, an involuntary general reduction in force and further decided to leave approximately 100 currently open positions unfilled. The actions were taken to reduce the size of the work force to match current lower levels of undergraduate enrollments as well as the evolving demands of the business.

The following table presents information with respect to the relative size to revenue of each item in the statement of income for the second quarter and first half for both the current and prior year. Percents may not add due to rounding.


                                          Quarter Ended   Six Months Ended
                                           December 31       December 31
                                           -----------       -----------
                                           2004   2003       2004   2003
                                           ----   ----       ----   ----
Revenue                                   100.0% 100.0%     100.0% 100.0%

Cost of Educational Services               55.6%  52.6%      56.9%  53.9%
Student Services & Admin. Exp.             39.4%  35.2%      39.2%  35.6%
Interest Expense                            1.1%   1.0%       1.1%   1.1%
                                           -----  -----      -----  -----
   Total Costs and Expenses                96.1%  88.9%      97.2%  90.5%

Income Before Income Taxes and Cumulative
   Effect of Change in Accounting           3.9%  11.1%       2.8%   9.5%

Income Tax Provision                        0.9%   3.3%       0.7%   2.7%
                                           -----  -----      -----  -----

Income Before Cumulative
   Effect of Change in Accounting           3.0%   7.8%       2.2%   6.7%

Cumulative Effect of
   Change in Accounting                       -      -        0.5%     -
                                           -----  -----      -----  -----

NET INCOME                                  3.0%   7.8%       2.6%   6.7%
                                           =====  =====      =====  =====


The Company's total consolidated revenues declined by $4.3 million, or 2.2%, and by $5.1 million, or 1.3%, for the second quarter and first half of the fiscal year, respectively. Tuition revenue, which is the largest component of total revenues, represented over 94.0% of total revenue in every period.

Contributing to the decline in total Company revenues was lower revenue than last year for both the quarter and first half in the DeVry University segment. The revenue decline occurred because of lower undergraduate student enrollments for the summer and falls terms compared to last year and because of a greater proportion of students enrolled on less than a full-time basis, particularly at the Company's DeVry University Centers and DeVry Online programs. Students enrolled on less than a full-time basis pay a lower amount of tuition than do full-time students. However, while these part-time students may pay less tuition per term, the time to completion of their program of study is longer and additional revenue may be realized from these students in later terms.

For the fall term that began in November and which represents the base from which revenue is determined for two of the three months in the second quarter, total undergraduate enrollments were 39,603. This compares to 43,383 including the remaining enrollments at the discontinued Toronto-area campus in the year-ago fall term. For the summer term that began in July and which represents the base from which revenue is determined for the three months of the first quarter and one month of the second quarter, total undergraduate enrollments were 38,189, a decline of 7.0% from the summer term last year. The Company believes that this decline in enrollment, primarily in its technology programs taught at its large campus sites, has been caused, in part, by reports of reductions in technology field employment that has caused applicant interest in these fields to lessen.

Partly offsetting the decline in undergraduate enrollments and the increased proportion of part-time students has been a tuition price increase of approximately 5-6% implemented in November for undergraduate students. The previous price increase, of approximately the same percent, was implemented this past March.

Graduate school enrollments in DeVry University continue to increase, further offsetting a part of the decline in revenues from undergraduate students. For the graduate terms that began in July, September and November, total course takers increased by 8.3%, 9.0% and 9.7% respectively. In the November term, a total of 12,368 course takers were enrolled. A tuition price increase for graduate students was last implemented in March 2004 and another tuition price increase of approximately 5% was implemented for the term that began in January 2005.

In the first quarter of this fiscal year, the Company completed an agreement with Follett Higher Education Group ("Follett") to manage the nine remaining DeVry University campus bookstores not previously managed by Follett. The transition to Follett management at these bookstores occurred at the end of the first quarter of this fiscal year and is now completed. As a result of this agreement, the Company will no longer report sales revenue at these stores but will report instead the commission income it receives on the sales made by Follett. On an annual basis, the Company believes that this change will reduce reported Other Educational Revenues by approximately $10 million but will have no significant effect on earnings as the commission earned from Follett will approximate the profits previously generated when these bookstores were under Company management.

At Becker Professional Review in the Professional and Training segment, the change in the schedule of CPA exam administration has resulted in the re-alignment of the fiscal year for this business from its previous April year-end to a June year-end, consistent with the year-end for the rest of the Company. This change in accounting was made effective with the first quarter of this fiscal year. As described above, a decline in the number of CPA exam takers and, correspondingly, a decline in the number of students enrolled in the Becker CPA Review course, has caused revenues to decline by 25.5% in the second quarter and by 12.7% for the first half compared to reported revenues in the same fiscal periods last year. However, due to the change in fiscal year for this operation, the second quarter of last year represented the months of August through October and the first half represented the months of May through October. Revenues from the Professional and Training Group's Stalla CFA Review program have increased, up more than 40% from the year-ago period as exam takers prepared for the Level 1 examination that is offered in December. However, the growth in CFA review revenues is from a much smaller base than revenues from the CPA review, particularly in the first half of the fiscal year because the full offering of all three levels of the CFA exam is available only in June of each year.

At Ross University, revenues increased by $1.8 million, or 8.5%, and by $3.8 million, or 9.6%, from the second quarter and first half of last year, respectively. The increase in revenues stems largely from higher enrollments at both the medical and veterinary schools and a tuition price increase that was implemented in January 2004. For the Ross semester that began in May, total enrollment of 3,100 increased by 16.1% from last May. For the Ross semester that began in September, total enrollment was 3,353, an increase of 5.6% from last September.

The Company's Cost of Educational Services increased by $3.6 million, or 3.4%, from the second quarter of last year. For the six months, the Cost of Educational Services increased by $8.6 million, or 4.1%, from the first half of last year. Although spending restraint and cost reduction, without affecting the quality of student services, remains a high priority throughout the organization, there have been cost increases as a result of the expanding number of DeVry University Centers and the growth in the DeVry University Online operations. For the term that began in November, courses were being taught at eight new DeVry University Centers compared to the year-ago period. Expanding enrollments in the online educational programs, both undergraduate and graduate, have also generated additional costs as faculty and staff are added to support this growing method of course delivery. For the term that began in November, the number of online course takers increased by almost 79% from last year to 16,236. This compares to only 12,590 online course takers as recently as the term that began in July. In support of its online course offerings, the Company recently completed a renewal of its multi-year agreement with eCollege to provide the technology and service solution for all of DeVry University's graduate and undergraduate online course offerings, including programs and courses delivered completely online as well as for the online supplement to on-site courses.

Included in the Cost of Educational Services this quarter is an expense provision of approximately $1.5 million for work force reduction charges related to employees whose wages were included in this cost category and who, as of the end of December, had accepted the terms of the Company's voluntary separation plan. Subsequent to the end of December, an additional number of employees accepted the voluntary separation plan and there will be a further provision of a similar or slightly larger amount, in the third quarter.

Depreciation expense, most of which is included in Cost of Educational Services, increased to $19.7 million for the first half of the year, approximately $0.3 million higher than last year. The increase in depreciation expense is attributable to the increased investment throughout the Company for new and improved laboratory and computer equipment, improvements to facilities and for expansion of operations. Capital spending on improvements, including instructional technology, and on expansion in selected operations is an integral component of the Company's operating strategy.

Student Services and Administrative Expense increased by $6.5 million, or 9.3%, from the second quarter of last year. For the first half of the year, this expense category increased by $12.2 million, or 8.8%, from the same period last year. The Company continues to incur higher costs for student recruitment in the form of advertising and selling associated with efforts to enroll more new students, particularly into full-time academic programs at its undergraduate campus locations. To further these efforts, the Company has increased the number of its admissions advisors at its campuses, DeVry University Centers and online operations. Also, additional admissions advisors have been added at Ross University to increase enrollments at both the medical and veterinary schools.

Much of the development work on the DeVry University new student information system has now been completed. The system functionality is largely deployed to provide better support for the educational processes and related student services. In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs are being capitalized. For the second quarter and first half of the year, approximately $0.2 million and $0.5 million, respectively, have been capitalized. Cumulatively, a total of $20.6 million has been capitalized for this project. In the second quarter and first half, $1.1 million and $2.1 million, respectively, of previously capitalized costs have been amortized to expense. In addition, for the first six months an additional $1.5 million of indirect costs related to this project have been charged directly to expense. These amounts compare to $3.0 million that was capitalized, $0.6 million of previously capitalized costs that were amortized to expense and $3.1 million of indirect costs that were charged directly to expense in the first half of last year.

Included in the Student Services and Administrative Expense category was $3.6 million for the second quarter and $7.3 million for the first half of amortization of finite-lived intangible assets, mostly associated with the acquisition of Ross University. This represents an increase of approximately $0.5 million from the amortization expense in the first half of last year.

Also included in the Student Services and Administrative Expense category in the second quarter was approximately $0.7 million of work force reduction costs related to those employees whose wages were included in this expense category and who, as of the end of December, had accepted the terms of the Company's voluntary separation plan. Subsequent to the end of December, an additional number of employees accepted the voluntary separation plan and there will be a further provision of a similar or slightly larger amount, in the third quarter.

The DeVry University segment had operating income of $3.0 million for the second quarter, compared to a $0.9 million operating loss in the first quarter of this fiscal year. However, operating results still lag the year-ago period by more than 90%. As discussed above, the lower operating income stems in part from lower undergraduate enrollments and an increased proportion of part-time students that results in less tuition revenue than last year, more than offsetting the higher graduate school enrollments and tuition price increases. Costs have increased in support of new DeVry University operating locations and increased online enrollments and from completion of the new student information system whose amortization of previously capitalized costs equaled $2.1 million in the first half of this year compared to only $0.6 million of amortization charged to expense in the first half of last year. Although amortization expense has increased from last year, total spending on information systems maintenance and development has declined from the first half of last year by approximately $1.7 million as the new student information system development is now largely completed and as other cost saving initiatives are implemented. In addition, operating income this year was affected by the provision for the work force reduction program and will be further affected in the third quarter as discussed above.

In the Professional and Training segment, the operating income declined by 59% from the second quarter of last year and the operating margin declined by almost half after a first quarter in which the operating margin had increased slightly from the first
quarter of last year.   In the second quarter, operating expenses
actually declined by $0.1 million from the first quarter but revenues declined by $3.5 million as fewer students enrolled in the Becker CPA Review course in preparation for the CPA licensing examination as discussed above. For the first half of the year, expenses remained flat with those reported in the first half of last year but revenues declined because of fewer students enrolling in the Company's CPA review course.

At Ross University, operating income increased by $0.3 million from the second quarter of last year, although the operating
margin declined slightly from 37.9% to 36.5%.    For the first
half of the year, the operating margin also declined, from 39.2% last year to 35.2% this year. The lower operating margins result from higher faculty wages and higher clinical training expenses, particularly those paid to the U.S. veterinary school clinical affiliates for Ross students in attendance for the clinical training portion in the latter part of their educational program. Further contributing to the lower operating margins has been a slowing in the rate of growth in enrollments and revenues while expenses have increased to better support the student learning process. For the Ross semester that began this past September, total enrollment increased by 5.6% from last September, after increasing by 17.0% in the September semester of last year from the year before. In response to the slowing rate of growth in enrollments, several more admissions counselors have been hired to reverse this decline and this has caused selling expense to increase.

Interest Expense increased by $0.1 million in the second quarter compared to last year and has remained almost unchanged at $4.1 million for the first half of the year. The interest expense has not declined even though the total amount of debt outstanding at December 31st this year was $190 million, down $50 million from the same date last year. The interest rate on all of the Company's debt is floating rate, based upon short-term interest rates which have continued to increase through this fiscal year. The Company intends to continue to reduce its outstanding debt as cash balances permit but further increases in interest rates may offset much or all of the lower interest expense benefit from the lower debt levels.

Taxes on income were 23.0% of pretax income for the first six months, compared to a composite effective tax rate of 29.0% in the first half of last year. The lower effective tax rate this year reflects the greater proportion of Ross University's earnings that have a single digit effective tax rate compared to the earnings from the Company's other operations that are subject to higher domestic tax rates.

Included in the Company's first half earnings is $1.8 million, net of taxes, from a Cumulative Effect of Change in Accounting for the alignment of the Professional and Training Segment's fiscal year to the same June-end fiscal year as the rest of the Company. Because of the change to the CPA exam schedule from a twice a year November and May administration to a nearly continuous exam administration, the Company believes that the historical Becker operating year that ended in April is no longer the most appropriate fiscal year-end. Effective with the Company's fiscal 2005, the Becker fiscal year is aligned with the

June 30th year-end of DeVry Inc. and the cumulative effect of this change in accounting, representing the months of May and June 2004, was reported in the first quarter of this fiscal year as a Cumulative Effect of Change in Accounting.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations during the first half was $68.0 million, compared to $79.4 million in the first half of last year. Primarily contributing to the lower cash flow this year was lower net income, down $15.9 million compared to last year.

Capital spending for the first six months was $21.4 million, up $5.3 million from the first half of last year. The first half spending includes the continued funding for construction of dormitory facilities located on the DeVry University Fremont, California, undergraduate campus and the acquisition, for approximately $8.0 million, of office facilities to house the expanding online education sales and administrative staff. For the year, total capital spending is expected to be in the range of $40 - $45 million, approximately the same level as last year.

The Company repaid $60 million of borrowings in the first half of this year using existing cash balances and cash flow generated from operations. The Company expects to continue to reduce its outstanding borrowings during the balance of the year. During the first half of last fiscal year, the Company repaid $50 million of borrowings.

All of the Company's borrowings are based upon a floating interest rate, generally LIBOR at the Company's option. During the first quarter of last fiscal year, the Company entered into several interest rate cap agreements to protect $100 million of borrowings from sharp increases in the short-term interest rates upon which the borrowings are based. The Company intends to periodically review further debt repayment options and the need for additional interest rate protection in light of projected changes in working capital requirements and future period interest rates.

The Company's significant long-term contractual obligations consist of its revolving line of credit and Senior Notes, operating leases on facilities and equipment and agreements for various services, including the recently renewed agreement with eCollege for the technology base supporting the DeVry University online course offerings. The Company is not a party to any off-balance sheet financing or contingent payment arrangements nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases and there are no residual purchase or value commitments related to any facility or equipment lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements noted above. Under the terms of these cap agreements, the Company is not obligated to any further payment liability beyond their original purchase price.

The Company's primary source of liquidity is the cash received from payments for student tuition, books and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financing resources. Funds originating as student and family educational loans and other forms of financial aid from various sources are dependent upon DeVry and Ross University's continued compliance with and participation in these programs. The Company is highly dependent upon the timely receipt of these financial aid funds because more than 60% of its DeVry University undergraduate and graduate student revenues, and approximately 70% of Ross University student revenues are funded by these programs. The reauthorization of the Higher Education Act is currently being considered by Congress after having been tabled last year. Various proposals within the bill as currently presented may have a favorable impact on the amount of federal aid available in the future to the Company's students. However, as the bill moves towards final approval, there may be proposals for changes that could adversely affect the amount of student financial aid available to the Company's students. These financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

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

In January 2003, the New York State Comptroller's Office began an audit of DeVry New York's compliance with the New York State Tuition Assistance Program Grant ("TAP") requirements for the three year period ending June 2002. Fieldwork was completed in June 2003 and a preliminary report was issued in July. The Company responded to the preliminary report, disagreeing with some of the findings in the report. Subsequently, the Company received an amended report and responded again. In the first quarter of fiscal 2005, the Company received the final report and determination of disallowance that resulted in financial liability to the Company. The final liability was in an amount for which the Company had previously accrued. The Company has remitted the required claim of disallowance and the matter is now closed.

In the spring of 2004, the Company received a complaint from a student at its Alpharetta, Georgia, DeVry undergraduate campus that an admissions advisor had entered incorrect financial information into the student's application for financial aid. Upon review by the Company, it was determined that financial information entered for this student and several other students was incorrect. The Company promptly notified the U.S. Department of Education of its review and findings as required by federal regulation and terminated several employees for the violation of Company policies. The Company's internal controls prevented any student from receiving an incorrect disbursement. The Chicago office of the Inspector General acknowledged that the Company should continue its internal review and report any further findings. Additional information related to this matter was requested and submitted by the Company to the Inspector General. The matter is currently closed pending further communication or requests for information.

In connection with the discontinuance of the original Denver Technical College educational programs and its separate eligibility for student financial aid, the Company is completing an audit of its participation in these financial aid programs. Approximately $400,000 of remaining financial aid funds were identified as a part of this audit as needing to be returned to the appropriate federal and state funding sources. Most of the amounts owed have been returned and the last part of the return will be completed upon receipt of the final payment amount and remittance instructions. Although the company believes that there is no significant liability that might arise from this matter, it remains under review by the Department of Education.

In December 2004, the Texas Workforce Commission conducted a visit to the DeVry University campus in Irving, Texas, for the purpose of determining compliance with the veterans' educational benefit approval criteria in the Code of Federal Regulations. The review was completed and there were no discrepancies noted.

Included in the Company's consolidated cash balances of $132.4 million at December 31, 2004, is approximately $49.6 million of cash attributable to the Ross University operations. It is the Company's intention for the foreseeable future to reinvest this cash plus subsequent earnings and cash flow to service outstanding debt, improve and expand facilities and operations of the schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

The Company believes that current balances of unrestricted cash, cash generated from operations and borrowings under its financing agreements will be sufficient to fund its current operations and current growth plans for the foreseeable future unless new investment opportunities should arise similar to the recent acquisition of Ross University.


Item 3 - Qualitative and Quantitative Disclosures About Market Risk
-------------------------------------------------------------------
The nature of the Company's educational operations does not subject it to a concentration or dependency upon the price levels or fluctuations in pricing of any one particular or group of commodities.

The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all Ross University financial transactions are denominated in the U.S. dollar.

The financial position and results of operations for the Company's Canadian educational programs are measured using the local currency as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services other than lease agreements on its teaching facilities. The Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the Company, currently Canadian assets are less than 3% of total Company assets, changes in currency value within the range of changes recently experienced, would not have a material effect on the Company's results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

Of the $190 million in Company debt outstanding at December 31, 2004, $65 million matures on July 1, 2009 and $125 million matures on April 30, 2010. Future investment opportunities may affect future debt repayments following such investment and could require additional borrowings. The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at the end of the first quarter, a 1% increase in short-term interest rates would result in $1.9 million of additional annual interest expense. The Company entered into several interest rate cap agreements to protect $100 million of its borrowings from sharp increases in short-term interest rates. However, these interest rate cap agreements expire in August and September 2005 and do not provide protection from increases in short-term interest rates of less than 0.8% from current rates.


Item 4 - Controls and Procedures
--------------------------------
The Company has been and continues with its efforts to fully comply with Section 404 of the Sarbanes-Oxley Act of 2002. The effort includes both evaluating its disclosure controls and procedures and its internal controls over financial reporting by expanding and improving the design, documentation and testing of effectiveness of internal controls. During the course of this work, the Company has identified certain areas that management believes need to be improved and efforts have been undertaken to complete these improvements. Further testing and review continue, but to date the Company has not identified any material weaknesses in internal controls over financial reporting as defined by the Public Accounting Oversight Board. However, the Company can not provide absolute assurance that in future periods it will be able to make the required management certifications or that its Independent Auditors will be able to attest as to whether they believe we maintained, in all material respects, effective internal control over financial reporting in conjunction with the Company's financial statements for the fiscal year ending June 30, 2005.

Evaluations required by Rule 13a - 15 of the Securities Exchange Act of 1934 of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer. Based upon such evaluations, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that were identified in connection with the evaluation referred to above that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------
The Company is subject to occasional lawsuits, regulatory reviews associated with financial assistance programs and claims arising in the normal conduct of its business. The following updates the status of claims and litigations previously disclosed.

In September 2003, the Company received a notice from Acacia Research Corporation claiming patent-infringement. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was allegedly used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The validity of the Acacia patents is being contested in a third party suit which DeVry Inc. is monitoring. Indications are that the court will not uphold the patents. The Company believes that the likelihood of loss is remote.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004 resulting in a tentative agreement to settle the matter. An agreement was finalized subsequent to the end of the first quarter of the Company's fiscal year 2005. In January 2005, the court approved a settlement in an amount for which the Company had previously accrued.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses filed a class-action complaint on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed by another plaintiff with the same general allegations and by the same plaintiffs attorneys. Discovery continues but there is no determinable date at which this matter may be brought to conclusion.

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a then current student from a second Chicago-area campus. Discovery continues but there is no determinable date at which this matter may be brought to conclusion. The Company has accrued $0.5 million representing the estimated minimum amount to resolve the two class-action claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario

Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. Discussions continued on a periodic basis but there has been no further communication from the Ministry in almost a year. The Company's Toronto-area campus has not accepted new student admission since November 2003 and is being operated under an agreement with RCC College of Technology as previously discussed. Accordingly, the Company is no longer participating in these financial aid programs. The Company believes that the likelihood of loss is remote.

The Company has recorded a $2.5 million accrual representing the estimated loss for the above items as of December 31, 2004.
While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Chicago, Illinois, on Tuesday, November 16, 2004, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, one Director of the Company was elected as a Class I Director to hold office until 2007 or until his successor is elected and qualified.

                         No. of Shares         No. of Shares
      Class I              Voted For         Voted to Withhold
      -------              ---------         -----------------
   Harold T. Shapiro      63,187,248           952,426


The terms of office of the following Directors continued after the meeting: Charles A. Bowsher, David S. Brown, Connie R.
Curran, Dennis J. Keller, Frederick A. Krehbiel, Robert C.
McCormack, Julie A. McGee, and Ronald L. Taylor.

Also submitted to a vote of the stockholders at this meeting was a proposal for the ratification of the appointment of PricewaterhouseCoopers LLP as Independent Auditors for the
Company for the current fiscal year. The following table presents the results of the stockholders' vote on this matter:

       For               Against             Abstain
       ---               -------             -------
     63,763,936          350,365             25,373

Item 5 - Other Information
--------------------------
In November 2004, the Company announced that Steven Riehs joined the Company as vice president and general manager of its growing online operations. Steven Riehs was most recently chief executive officer at BrainX, Inc., an education software company. Before that he served as president of e-learning and production for Medsn, a portal for medical students and physicians that provides e-learning courses for licensing.

In November 2004, the Company completed a realignment of certain senior management responsibilities. Sharon Thomas-Parrott was named the Company's chief compliance officer. Paul Eppen, the Company's chief marketing officer, will now have the added responsibility for marketing planning and ourtreach functions, including public relations. Timothy Ricordati has been reassigned from his position as vice president of enrollment management to the position of vice president of student services and retention. The Company also announced that Bruno LaCaria, the Company's chief information officer, has retired and Jim Ritchey has been appointed interim chief information officer.

In November 2004, the Company announced that its Board of Directors adopted a shareholder rights plan. In connection with the plan, the Company's Board of Directors declared a dividend of one Common Stock Purchase Right for each outstanding share of DeVry Inc. Common Stock. Subject to certain restrictions, the Rights will be exercisable only if a person or group acquires 15% or more of DeVry Inc. Common Stock or announces a tender or exchange offer which would result in ownership of 15% or more of the common stock. The Company also announced that it had received an oral inquiry about the possibility of a business combination on unspecified terms. The shareholder rights plan is designed to assure that shareholders are not deprived of their rights to share fully in the Company's long-term potential, but not to prevent a fairly valued bid for the Company.

In January 2005, the Company announced that John Holbrook joined DeVry University as vice president of new student recruitment responsible for field and campus admissions recruiting. John Holbrook has extensive leadership in higher education recruiting, starting as a recruiting advisor with DeVry University in 1974 and rising to the position of national director. John left DeVry in 1995. Before his return to DeVry, John held senior recruiting management roles with other national educational organizations.

In January 2005, DeVry University announced two programmatic expansions to its undergraduate educational offerings. First, the associate degree program in health information technology will now be available through DeVry University Online, starting in the spring 2005 semester. Also, DeVry University is introducing a new bachelor of science degree program in game and simulation programming to be offered initially at its Phoenix, Arizona, and Fremont, California, campuses for the summer 2005 semester.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
                                                           Sequentially
     Exhibit #     Description                             Numbered Page
     ---------     -----------                             -------------
     31            Rule 13a-14(a)/15d-14(a)Certifications        39-42

     32            Section 1350 Certifications                   43



(b)  Reports on Form 8-K:

     1. October 21, 2004, reporting revenues and earnings for the Company's first quarter of fiscal year 2005.

     2. November 22, 2004, announcing a realignment of senior management at the Company.

     3. November 24, 2004, announcing that the Company had adopted a shareholder rights plan.

     4. December 7, 2004, announcing fall term student enrollments at DeVry University and Ross University.

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: February 8, 2005          /s/Ronald L. Taylor
                                 -------------------
                                 Ronald L. Taylor
                                 Chief Executive Officer




 Date: February 8, 2005          /s/Norman M. Levine
                                 -------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer