Form 10-Q
period 2005-03-31
DEVRY INC
filed 2005-05-11
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005


                Commission file number 1-13988



                         DeVRY INC.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




         DELAWARE                               36-3150143
-------------------------------          ---------------------
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

                          YES   X



Number of shares of Common Stock, $0.01 par value, outstanding on
April 27, 2005:  70,426,329



Total number of pages:  44

                          DeVRY INC.

                       FORM 10-Q INDEX
          For the Third Quarter Ended March 31, 2005

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     March 31, 2005, June 30, 2004,
     and March 31, 2004                                   3-4

   Consolidated Statements of Income
     for the quarter and nine months ended
     March 31, 2005 and 2004                              5

   Consolidated Statements of Cash
     Flows for the nine months ended
     March 31, 2005 and 2004                              6

   Notes to Consolidated Financial
     Statements                                           7-24

 Item 2. Management's Discussion and
           Analysis of Results of Operations
           and Financial Condition                       25-34

 Item 3. Quantitative and Qualitative
           Disclosures About Market Risk                 34-35

 Item 4. Controls and Procedures                         35-36


Part II.  Other Information

 Item 1. Legal Proceedings                               36-37

 Item 5. Other Information                               37-38

 Item 6. Exhibits and Reports on Form 8-K                38


SIGNATURES                                               39

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   March 31,     June 30,    March 31,
                                     2005          2004         2004
                                   ---------    ---------    --------
ASSETS

  Current Assets

    Cash and Cash Equivalents       $138,187     $146,227     $147,203
    Restricted Cash                   33,175       13,457       29,998
    Accounts Receivable, Net         119,012       28,150       87,206
    Inventories                          160        3,281        1,978
    Deferred Income Taxes              9,395        7,619        9,944
    Prepaid Expenses and Other         9,974       10,141        6,900
                                     -------      -------      -------
       Total Current Assets          309,903      208,875      283,229
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              64,583       64,256       60,306
    Buildings                        205,042      203,651      199,341
    Equipment                        233,133      222,898      219,921
    Construction In Progress          21,475        6,214        3,477
                                     -------      -------      -------
                                     524,233      497,019      483,045

    Accumulated Depreciation        (237,651)    (210,132)    (202,036)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              286,582      286,887      281,009
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            76,350       86,346       89,862
    Goodwill                         289,863      284,397      285,841
    Perkins Program Fund, Net         12,847       12,247       11,991
    Other Assets                       4,871        5,380        4,682
                                     -------      -------      -------
       Total Other Assets            383,931      388,370      392,376
                                     -------      -------      -------
TOTAL ASSETS                        $980,416     $884,132     $956,614
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   March 31,     June 30,    March 31,
                                     2005          2004        2004
                                   ---------    ---------    ---------
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $     -      $ 35,000     $     -
    Accounts Payable                  22,433       27,349       17,732
    Accrued Salaries, Wages &
      Benefits                        32,551       31,041       30,203
    Accrued Expenses                  30,002       24,610       26,755
    Advance Tuition Payments          10,238       16,819        8,900
    Deferred Tuition Revenue         149,729       21,830      153,948
                                     -------      -------      -------
       Total Current Liabilities     244,953      156,649      237,538
                                     -------      -------      -------
  Non-Current Liabilities

    Revolving Loan                    70,000       90,000      105,000
    Senior Debt                      125,000      125,000      125,000
    Deferred Income Taxes             22,120       17,660       13,429
    Deferred Rent and Other           18,232       16,566       15,504
                                     -------      -------      -------
       Total Non-Current
          Liabilities                235,352      249,226      258,933
                                     -------      -------      -------
TOTAL LIABILITIES                    480,305      405,875      496,471
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,378,969, 70,331,323  and
    70,281,623, Shares Issued and
    Outstanding at March 31, 2005,
    June 30, 2004 and
    March 31, 2004, Respectively         705          704          703
  Additional Paid-in Capital          72,057       71,797       69,426
  Retained Earnings                  427,139      405,036      389,340
  Accumulated Other Comprehensive
    Income                               210          720          674
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           500,111      478,257      460,143
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $980,416     $884,132     $956,614
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                   CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands Except for Per Share Amounts)
                               (Unaudited)


                                         For The Quarter          For The Nine Months
                                         Ended March 31,            Ended March 31,
                                     -----------------------   -------------------------
                                        2005         2004         2005          2004
                                     -----------------------   -------------------------
REVENUES:

   Tuition                            $190,713     $185,673      $552,824      $550,553
   Other Educational                    11,068       11,077        31,731        34,141
   Interest                                149           50           293           148
                                       -------      -------       -------       -------
      Total Revenues                   201,930      196,800       584,848       584,842
                                       -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services        110,605      105,114       328,326       314,199
   Student Services and
      Administrative Expense            73,472       67,045       223,743       205,150
   Interest Expense                      2,309        1,885         6,391         6,013
                                       -------      -------       -------       -------
      Total Costs and Expenses         186,386      174,044       558,460       525,362
                                       -------      -------       -------       -------
Income Before Income Taxes and
   Cumulative Effect of Change
   in Accounting                        15,544       22,756        26,388        59,480

Income Tax Provision                     3,597        6,461         6,095        17,115
                                       -------      -------       -------       -------
Income Before Cumulative Effect
   of Change in Accounting              11,947       16,295        20,293        42,365

Cumulative Effect of Change in
   Accounting, Net of Tax                   -            -          1,810            -
                                       -------      -------       -------       -------
NET INCOME                            $ 11,947     $ 16,295      $ 22,103      $ 42,365
                                       =======      =======       =======       =======

EARNINGS PER COMMON SHARE
   Basic
      Income Before Cumulative
      Effect of Change in Accounting     $0.17        $0.23         $0.29         $0.60
      Cumulative Effect of Change
      in Accounting                         -            -           0.02            -
                                         -----        -----         -----         -----
      Net Income                         $0.17        $0.23         $0.31         $0.60
                                         =====        =====         =====         =====

   Diluted
      Income Before Cumulative
      Effect of Change in Accounting     $0.17        $0.23         $0.29         $0.60
      Cumulative Effect of Change
      in Accounting                         -            -           0.02            -
                                         -----        -----         -----         -----
      Net Income                         $0.17        $0.23         $0.31         $0.60
                                         =====        =====         =====         =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Nine Months
                                                        Ended March 31,
                                                        2005        2004
                                                      --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $22,103     $42,365
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                       30,369      30,158
     Amortization                                       11,735      10,968
     Provision for Refunds and
      Uncollectible Accounts                            31,538      25,564
     Deferred Income Taxes                               2,684       1,794
     Loss on Disposals of Land, Buildings
      and Equipment                                        638         336
     Changes in Assets and Liabilities, net of
       Effects from Acquisition of Business:
         Restricted Cash                               (19,652)    (15,946)
         Accounts Receivable                          (121,618)    (88,375)
         Inventories                                     3,137       2,337
         Prepaid Expenses And Other                        765         807
         Accounts Payable                               (5,403)     (1,134)
         Accrued Salaries, Wages,
          Expenses and Benefits                          5,979      (5,600)
         Advance Tuition Payments                       (6,761)     (1,668)
         Deferred Tuition Revenue                      126,946     137,657
                                                       -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             82,460     139,263
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (30,561)    (26,149)
  Payments for Purchase of Businesses,
    net of Cash Acquired                                (4,861)     (1,493)
                                                       -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:               (35,422)    (27,642)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                  261       2,140
  Proceeds From Revolving Credit Facility               10,000          -
  Repayments Under Revolving Credit Facility           (65,000)    (60,000)
                                                       -------     -------
  NET CASH USED IN FINANCING ACTIVITIES                (54,739)    (57,860)

Effects of Exchange Rate Differences                      (339)        (29)
                                                       -------     -------
NET (DECREASE)INCREASE IN CASH AND CASH EQUIVALENTS     (8,040)     53,732

Cash and Cash Equivalents at Beginning
 of Period                                             146,227      93,471
                                                       -------     -------
Cash and Cash Equivalents at End of Period            $138,187    $147,203
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                       $4,920     $ 5,562
  Income Tax Payments During the Period, Net             4,760      22,044

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
          For the Quarter and Nine Months Ended March 31, 2005

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended
September 30, 2004 and December 31, 2004, each as filed with the Securities and Exchange Commission.

The results of operations for the nine months ended March 31, 2005, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Derivative Instruments and Hedging Activities
---------------------------------------------
The Company uses derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for counterparties and periodic settlements.

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

--------------------------------------------------------
These cap agreements were purchased at fair market values totaling $568,000. This cost has been capitalized and is being amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings are reported as a component of Other Comprehensive Income. These amounts will be reclassified and recognized into earnings over the 24-month term of the agreements. As of March 31, 2005, $8,000 is recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $312,000 and the $320,000 expensed as interest. For the quarter ended March 31, 2005, a loss of $20,000 was recorded as Other Comprehensive Income and interest expense of $100,000 was charged to earnings for these interest rate caps. For the nine months ended March 31, 2005, a loss of $10,000 was recorded as Other Comprehensive Income and interest expense of $230,000 was charged to earnings for these interest rate caps.
For the quarter and nine months ended March 31, 2005, there was no ineffectiveness related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $557,000, $3,120,000 and $4,880,000 as of March 31,
2005, June 30, 2004 and March 31, 2004, respectively. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,605,000, $16,431,000 and $14,255,000 at March 31, 2005, June
30, 2004, and March 31, 2004, respectively.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and its Chief Executive Officer provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the nine months ended March 31, 2005 and 2004, the Company recognized expense of approximately $1,939,000 and $1,030,000, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.50% rate and using the sinking fund accrual method.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,374,000 and 70,187,000 for the third quarters ended March 31, 2005 and 2004, respectively and 70,364,000 and 70,088,000 for the nine months ended March 31, 2005 and 2004, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock
Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period.
Shares used in this computation were 70,547,000 and 70,885,000 for the third quarters ended March 31, 2005 and 2004, respectively and 70,567,000 and 70,703,000 for the nine months ended March 31, 2005 and 2004, respectively. Excluded from the computations of diluted earnings per share were options to purchase 2,203,000 and 2,201,000 shares of common stock for the third quarter and nine months ended March 31, 2004, respectively, and 601,000 and 1,092,000 shares of common stock, for the third quarter and nine months ended March 31, 2004, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Stock-based Compensation
------------------------
During the nine months ended March 31, 2005, the Company granted options at fair market value to purchase up to 655,000 shares of the Company's common stock under the 1999 and 2003 Stock Incentive Plans.

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

-----------------------------------
Beginning with all options granted in the first quarter of fiscal 2005, the fair value of the Company's stock-based awards is estimated using a binomial model. This model uses cancellation and historical exercise experience of the Company to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period, something that the Black-Scholes model does not consider. For these reasons, Company management believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using the Black-Scholes model.

The weighted average estimated grant date fair values, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during the first nine months of fiscal 2005 and 2004 were $9.09 and $17.15, per share, respectively. The fair values of the Company's stock option awards for the first nine months of fiscal 2005 and 2004, were estimated assuming no expected dividends and the following weighted average assumptions:

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


                                   For the Quarter Ended  For the Nine Months Ended
                                         March 31,               March 31,
                                      2005       2004        2005        2004
                                     -------    -------     -------     -------
Net Income:

 Net Income as Reported              $11,947    $16,295     $22,103     $42,365

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense    (734)      (840)     (3,412)     (2,506)
                                      ------     ------      ------      ------
 Pro Forma Net Income                $11,213    $15,455     $18,691     $39,859
                                      ======     ======      ======      ======


Earnings per Common Share:

 Basic as Reported                     $0.17      $0.23       $0.31       $0.60

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense   (0.01)     (0.01)      (0.04)      (0.03)
                                        ----       ----        ----        ----
 Pro Forma Basic                       $0.16      $0.22       $0.27       $0.57
                                        ====       ====        ====        ====

 Diluted as Reported                   $0.17      $0.23       $0.31       $0.60

 Stock based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax expense   (0.01)     (0.01)      (0.05)      (0.04)
                                        ----       ----        ----        ----
 Pro Forma Diluted                     $0.16      $0.22       $0.26       $0.56
                                        ====       ====        ====        ====

On July 1, 2005, FASB Statement of Financial Accounting Standards
No. 123R, "Share Based Payment" (SFAS 123R) becomes effective and the cost of these share based payments will be charged to the income statement.

Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amounts recorded as Other Comprehensive Income are losses of $20,000 and $10,000 for the quarters ended March 31, 2005 and 2004, respectively, and a loss of $10,000 and a gain of $8,000 for the nine months ended March 31, 2005 and 2004, respectively. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were a loss of $17,000 and income of $49,000, for the quarters ended March 31, 2005 and 2004, respectively, and losses of $500,000 and $37,000 for the nine months ended March 31, 2005 and 2004, respectively.

The Accumulated Other Comprehensive Income balance at March 31, 2005, is composed of the $8,000 gain related to the cash flow hedge and a cumulative translation gain of $202,000. At March 31, 2004, this balance is composed of the $8,000 gain related to the cash flow hedge and a cumulative translation gain of $666,000.

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

Each Right, as represented by the Company's Common Stock certificates, currently entitles the holder to buy one one-thousandth of a share of the Company's Common Stock at an exercise price of $75 subject to adjustment, e.g. for stock splits or stock dividends. However, following the acquisition of 15% or more of DeVry Inc. Common Stock by a person or group, the holders of the Rights (other than the acquiring person or group) will be entitled to purchase shares of DeVry Inc. Common Stock at half-price. Further, in the event of a subsequent merger or other acquisition of the Company, the holder of the Rights (other than the acquiring person or group) will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of these shares.

The Rights are redeemable for $.001 per Right, subject to adjustment, before the acquisition by a person or group of 15% or more of the Company's Common Stock. The Rights will expire on December 6, 2014.

NOTE 4: REDUCTION IN WORKFORCE CHARGES

During the second quarter of fiscal 2005, the Company offered a voluntary separation plan (VSP) to its employees with more than 20 years of service. As of December 31, 2004, 39 employees had accepted this separation plan. The Company recorded a pre-tax charge of $2.2 million in the second quarter of the current fiscal year. This charge consists of severance pay and extended medical and dental benefits coverage. No cash payments were made in the second quarter in relation to these charges.

In January 2005, an additional 45 employees accepted the VSP. Also in the third quarter of fiscal 2005, the Company implemented an involuntary reduction in force that reduced its workforce by approximately 75 positions at its educational facilities and corporate office. These third quarter work force reductions resulted in the Company recording a charge in the third quarter of fiscal 2005 of $3.0 million. These charges consist of severance pay and extended medical and dental benefits coverage for the VSP reductions and severance pay for the involuntary reductions. Cash payments for the VSP and the involuntary reduction in force were $4.23 million in the third quarter of fiscal 2005. Payments will continue into the fourth quarter of this fiscal year.

In April 2005, the Company offered another voluntary separation plan (VSPII) to its faculty employees with more than 15 years of service. This will result in the Company recording an additional charge in the fourth quarter of fiscal 2005. This charge will consist of severance pay and extended medical and dental benefits coverage. Cash payments for the VSPII will generally occur in the fourth quarter of this fiscal year.

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

Net Income and basic and diluted earnings per share for the three and nine months ended March 31, 2005 and 2004 are set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented.

                                             Proforma
                                          (In Thousands)
                         Three Months Ended             Nine Months Ended
                             March 31,                      March 31,
                         2005         2004              2005         2004
                         ----         ----              ----         ----
   Net Income          $11,947      $19,782           $20,293      $42,692

   Earnings per Share
          Basic          $0.17        $0.28             $0.29        $0.61
          Diluted        $0.17        $0.28             $0.29        $0.60


NOTE 6: BUSINESS COMBINATIONS

Deaconess College of Nursing
----------------------------
On March 24, 2005, Ross University School of Nursing and Health Sciences, a newly formed, wholly owned subsidiary of the Company, acquired the operations of Deaconess College of Nursing (Deaconess) for $5,391,000 in cash, subject to purchase price adjustments. Funding was provided from the Company's existing operating cash balances.

Located in St. Louis, Missouri, Deaconess has approximately 450 students enrolled and offers associate and bachelor's degree programs in nursing. In addition, Deaconess offers a bachelor's degree completion program designed for registered nurses who have previously completed an associate degree program. Classes are offered days, evenings and weekends with non-clinical coursework offered both on campus and online. The addition of Deaconess will further diversify the Company's curricula and help maintain a leadership position in career-focused education.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                         At March 24, 2005
                         (In Thousands)

      Current Assets                                 $  659
      Property and Equipment                             37
      Intangible Assets                                 915
      Goodwill                                        5,466
                                                      -----
             Total Assets Acquired                    7,077

      Current Liabilities Assumed                     1,686
                                                      -----
            Net Assets Acquired                      $5,391
                                                      =====

NOTE 6: BUSINESS COMBINATIONS

---------------------------------------
Of the $915,000 of acquired intangible assets, $480,000 was assigned to the value of the Deaconess Title IV financial aid eligibility and $175,000 was assigned to accreditations, both of which are not subject to amortization, and $260,000 was assigned to student relationships that have an average useful life of approximately 18 months. The Company determined this allocation based upon a number of factors, including a preliminary valuation analysis prepared by an independent professional valuation specialist. The $5,466,000 of goodwill was all assigned to the Deaconess operating segment.

The amounts recorded at March 31, 2005, relating to the acquisition are subject to adjustment as the Company has not yet completed the final allocation of purchase price. The purchase price is still subject to final closing adjustments. The Company expects to finalize the purchase price and complete the allocations no later than the fourth quarter of fiscal 2005.

Ross University
----------------
On May 16, 2003, the Company acquired all of the outstanding shares of capital stock of Dominica Management, Inc. (DMI) for $329,259,000 in cash which includes approximately $4,175,000 of acquisition related fees. The results of DMI's operations have been included in the consolidated financial statements of the Company since that date.
DMI owns and operates Ross University School of Medicine and Ross University School of Veterinary Medicine. With campuses located in the Caribbean countries of Dominica and St. Kitts/Nevis, Ross University is one of the world's largest providers of medical and veterinary education with more than 2,800 students. The acquisition gives the Company entry into a growing sector of the higher education market. The addition of Ross University will further diversify the Company's curricula and help maintain a leadership position in career-focused education.

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
                                       ---------

NOTE 7:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                         As of March 31, 2005
                                    ------------------------------
                                    Gross Carrying     Accumulated
                                        Amount        Amortization
                                    ------------------------------
      Amortized Intangible Assets:
          Student Relationships       $47,760,000    $(25,068,000)
          License and Non Compete
             Agreements                 2,650,000      (2,454,000)
          Class Materials               2,900,000        (850,000)
          Trade Names                     110,000         (41,000)
          Other                           620,000        (589,000)
                                       ----------      ----------
          Total                       $54,040,000    $(29,002,000)
                                       ==========      ==========

     Indefinite-lived Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
            And Accreditations         14,100,000
          Deaconess Title IV
            Eligibility And
            Accreditations                655,000
          Intellectual Property        13,940,000
                                       ----------
          Total                       $51,312,000
                                       ==========

                                         As of March 31, 2004
                                    ------------------------------
                                    Gross Carrying     Accumulated
                                        Amount        Amortization
                                    ------------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,500,000    $(11,414,000)
          License and Non Compete
             Agreements                 2,650,000      (2,017,000)
          Class Materials               2,900,000        (650,000)
          Trade Names                     110,000         (14,000)
          Other                           620,000        (480,000)
                                       ----------      ----------
          Total                       $53,780,000    $(14,575,000)
                                       ==========      ==========

     Indefinite-lived Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
            And Accreditations         14,100,000
          Intellectual Property        13,940,000
                                       ----------
          Total                       $50,657,000
                                       ==========

Amortization expense for amortized intangible assets was $3,637,000 and $10,911,000 for the quarter and nine months ended March 31, 2005, respectively, and $3,409,000 and $10,178,000 for the quarter and nine months ended March 31, 2004, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

          Fiscal Year
               2005                $14,116,000
               2006                 10,030,000
               2007                  6,804,000
               2008                  3,598,000
               2009                    203,000

The weighted-average amortization period for amortized intangible assets is five years for Ross Student Relationships, 18 months for Deaconess Student Relationships, six years for License and Non-compete Agreements, 14 years for Class Materials, four years for Trade Names and six years for Other. These intangible assets are being amortized on a straight-line basis except for the Ross
Student Relationships. The amount being amortized for the Ross Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the amount being amortized at an annual rate for each of the five years of estimated economic life, beginning with May 2003, as follows:

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

The Company determined that as of the end of fiscal 2004, there was no impairment in the value of the Company's goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at March 31, 2005 and June 30, 2004 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment at March 31, 2005 and June 30, 2004 was unchanged at $22,716,000. The carrying amount of goodwill related to the Ross University segment was $244,952,000 at March 31, 2005 and $239,486,000 at June 30, 2004.
This increase of $5,466,000 relates to the goodwill recorded in the Deaconess acquisition.

NOTE 8:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the third quarter or nine months ended March 31, 2005 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of March 31, 2005 and 2004, cumulative undistributed earnings were approximately $27.9 million and $12.7 million, respectively.

It is the Company's intention for the foreseeable future to use accumulated cash balances at the Medical and Veterinary Schools plus subsequent earnings and cash flow to service outstanding debt, and reinvest remaining balances to improve and expand facilities and operations of the schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University and will not be subject to U.S. taxation.

NOTE 9: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (GEI), a subsidiary newly formed in relation to the acquisition of DMI. This long-term debt consists of the following at March 31, 2005:

                                                         Effective
                                        Outstanding   Interest Rate at
                                            Debt       March 31, 2005
                                        ------------  ----------------
     Revolving Credit Agreement:
          DeVry Inc. as borrower        $ 50,000,000        4.30%
          GEI as borrower                 20,000,000        4.31%
                                         -----------
          Total                         $ 70,000,000        4.30%
                                         -----------
     Senior Notes:
          DeVry Inc. as borrower        $ 75,000,000        3.98%
          GEI as borrower                 50,000,000        3.98%
                                         -----------
          Total                         $125,000,000        3.98%
                                         -----------
     Total long-term debt               $230,000,000        4.10%
                                         -----------

NOTE 10:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2004. The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional examination review and training operations including Becker Professional Review and Center for Corporate Education
(Professional and Training) and the Ross University medical and veterinary school operations and Deaconess College of Nursing operations(Ross University).

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

Following is a tabulation of business segment information for the quarters and for the nine months ended March 31, 2005 and 2004.
Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                        For the Quarter      For the Nine Months
                                        Ended March 31,        Ended March 31,
                                      -------------------    -------------------
                                         2005       2004        2005       2004
                                         ----       ----        ----       ----
Revenues:
   DeVry University                   $167,977   $172,999    $486,668   $497,531
   Professional and Training            10,785      1,924      31,738     25,935
   Ross University                      23,168     21,877      66,442     61,376
                                       -------    -------     -------    -------
      Total Consolidated Revenues     $201,930   $196,800    $584,848   $584,842
                                       -------    -------     -------    -------
Operating Income:
   DeVry University                    $ 9,369    $24,243     $11,491    $48,378
   Professional and Training             3,066     (4,815)      8,481      3,612
   Ross University                       9,302      8,870      24,495     24,353
   Reconciling Items:
     Amortization Expense               (3,637)    (3,419)    (10,911)   (10,209)
     Interest Expense                   (2,309)    (1,885)     (6,391)    (6,013)
     Depreciation and Other               (247)      (238)       (777)      (641)
                                        ------     ------      ------     ------
      Total Consolidated Income
      before Income Taxes              $15,544    $22,756     $26,388    $59,480
                                        ------     ------      ------     ------
Segment Assets:
   DeVry University                   $509,541   $495,980    $509,541   $495,980
   Professional and Training            70,883     68,647      70,883     68,647
   Ross University                     380,695    377,331     380,695    377,331
   Corporate                            19,297     14,656      19,297     14,656
                                       -------    -------     -------    -------
      Total Consolidated Assets       $980,416   $956,614    $980,416   $956,614
                                       -------    -------     -------    -------
Additions to Long-lived Assets:
   DeVry University                    $ 6,644    $ 7,701     $25,398    $20,477
   Professional and Training                89        729         291      3,099
   Ross University                       7,263      1,976       9,733      4,066
                                        ------     ------      ------     ------
      Total Consolidated Additions
      to Long-lived Assets             $13,996    $10,406     $35,422    $27,642
                                        ------     ------      ------     ------
Depreciation Expense:
   DeVry University                    $ 9,094    $ 9,514     $26,700    $27,561
   Professional and Training               133        109         399        266
   Ross University                         958        625       2,529      1,695
   Corporate                               247        243         741        636
                                        ------     ------      ------     ------
      Total Consolidated Depreciation  $10,432    $10,491     $30,369    $30,158
                                        ------     ------      ------     ------
Intangible Asset Amortization Expense:
   DeVry University                     $   -        $  7     $    -     $    23
   Professional and Training               193        209         580        577
   Ross University                       3,444      3,203      10,331      9,609
                                         -----      -----      ------     ------
      Total Consolidated Amortization   $3,637     $3,419     $10,911    $10,209
                                         -----      -----      ------     ------


The Company conducts its educational operations in the United States, Canada,the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5% of total revenues for the quarters and nine months ended March 31, 2005 and 2004. Revenues and long-lived assets by geographic area are as follows:

                                        For the Quarter      For the Nine Months
                                        Ended March 31,        Ended March 31,
                                      --------------------   -------------------
                                         2005       2004        2005       2004
                                      --------------------   -------------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $175,878   $171,169    $508,885   $511,118
  International Operations:
    Dominica and St. Kitts/Nevis        23,168     21,877      66,442     61,376
    Other                                2,884      3,754       9,521     12,348
                                       -------    -------     -------    -------
      Total International               26,052     25,631      75,963     73,724
                                       -------    -------     -------    -------
  Consolidated                        $201,930   $196,800    $584,848   $584,842
                                       -------    -------     -------    -------
Long-lived Assets:
  Domestic Operations                 $352,259   $355,660    $352,259   $355,660
  International Operations:
    Dominica and St. Kitts/Nevis       317,621    316,557     317,621    316,557
    Other                                  628      1,168         628      1,168
                                       -------    -------     -------    -------
      Total International              318,249    317,725     318,249    317,725
                                       -------    -------     -------    -------
  Consolidated                        $670,508   $673,385    $670,508   $673,385
                                       -------    -------     -------    -------

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

In September 2003, the Company received a notice from Acacia Research Corporation claiming patent-infringement. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was allegedly used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The validity of the Acacia patents is being contested in a third party suit which the Company is monitoring. Indications are that the court will not uphold the patents. The Company believes that the likelihood of loss is remote.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004 resulting in a tentative agreement to settle the matter. An agreement was finalized subsequent to the end of the first quarter of the Company's fiscal year 2005. In January 2005, the court approved a settlement in an amount for which the Company had previously accrued and the initial payment required under this settlement has been made.

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

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a then current student from a second Chicago-area campus. Discovery continues but there is no determinable date at which this matter may be brought to conclusion. The Company has accrued $0.5 million representing the estimated minimum amount to resolve the two class-action claims. The Company does not believe the eventual outcomes of these matters to be materially different in amount than that for which it has currently provided.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. The Company's Toronto-area campus has not accepted new student admission since November 2003 and is being operated under an agreement with RCC College of Technology. Accordingly, the Company is no longer participating in these financial aid programs. Final discussions with the Ministry are now underway and the Company has provided an amount, less than $100,000, equal to the expected final resolution.

The Company had recorded a $2.5 million accrual representing the estimated loss for the above items as of December 31, 2004. No further provisions were recorded in the third quarter and the estimated loss accrual has been reduced only for the initial payment under the terms of the Becker CPA antitrust suit resulting in an accrual of $1.1 at March 31, 2005. While the ultimate outcome of the remaining contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
-----------------------------------------------------------
Certain information contained in this quarterly report on Form
10-Q may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. Forward-looking statements are based upon the Company's current expectations and beliefs about future events. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to, the Company's undergraduate program concentration in selected areas of technology and business, dependence on student financial aid, dependence on state and provincial approvals and licensing requirements, dependence on continued accreditation for DeVry University and Ross University, increasing competition for the recruitment of new students, applicant interest in careers in areas not covered by the Company's educational programs and other factors detailed in the Company's Securities and Exchange
Commission ("SEC") filings, including those discussed under the heading entitled "Risk Factors" in the Company's Registration Statement on Form S-3 (No. 333-22457) as updated for current risks and uncertainties in various sections of the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004 and in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004, each as filed with the SEC.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's quarterly reports on Form
10-Q for the quarters ended September 30, 2004 and December 31, 2004 and in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004. The Company's annual report on Form 10-K includes a detailed description of critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements. These include, but are not limited to, revenue recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, costs associated with pending legal matters and health care costs for incurred but not yet paid medical services.

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

Results of Operations
---------------------
The Company's financial performance in the third quarter improved from results reported in the first and second quarters of this fiscal year, but both the third quarter and first nine months of this fiscal year remain negatively affected by several factors. These factors include lower DeVry undergraduate total student enrollments for all three semesters that began in this fiscal year, the summer term that is the start of the fiscal year, the fall term and the spring term that concludes the fiscal year. This decline in total student enrollments is the result of prior period underperformance in new student recruiting, particularly in technology programs that had been the largest part of the undergraduate student enrollment.

Student enrollments in undergraduate technology programs continue to decline from the level of previous years, with new undergraduate student enrollments in technology programs declining 14% from last spring. While this represents yet a further decline in technology enrollments, the rate of decline has lessened by half from the 30% decline in new student undergraduate enrollments in this year's fall term compared to the fall term a year ago. Offsetting the decline in new student enrollments in our undergraduate technology programs were new student enrollments in business and healthcare programs that continue to increase, up more than 20% this spring from the year-ago period. For the spring term, total undergraduate student enrollment in business and healthcare programs is approximately equal to total enrollments in technology programs.

Tuition revenues remain affected by the decline in enrollments at our campuses while enrollments at our DeVry University Centers and in online programs continued to increase. This shift in enrollment has increased the proportion of our undergraduate students attending on a part-time basis. These part-time students pay a lesser tuition amount than do the full-time students that typically enroll at our campus locations.

To further diversify undergraduate program offerings, the Company completed the acquisition of Deaconess College of Nursing several days before the end of the third quarter. Deaconess offers associate and bachelor's degree programs in nursing. Deaconess is located in St. Louis, Missouri and currently enrolls approximately 450 students. The acquisition is consistent with our plan to develop and acquire high quality educational programs that can benefit from affiliation with Ross University's offerings in medical programs and also with the potential to be co-located at existing DeVry University locations, thereby improving capacity utilization at those sites.

In addition to the effects on revenue described above, expenses have increased from last year because of the hiring of additional faculty and staff to support the growing number of DeVry University Center locations and increased enrollments in our online programs. We are also enhancing our advertising messages to aid recruiting efforts and have added additional enrollment counselors in the last year, predominantly to serve applicants to the online programs. The increase in spending in these areas has raised our overall level of spending compared to last year even as we search for further ways to reduce spending in areas that are less critical to our success. We believe that in the longer term, investments in staff and service to students will allow us to serve larger numbers of students in technology, business or healthcare related programs - full-time or part-time - in master's, bachelor's or associate degree programs or in one of our exam preparation courses, whether on our campuses, University Centers or online.

In January 2005, the Company announced that it had completed a workforce reduction plan that included a voluntary separation plan, an involuntary general reduction in force and further decided to leave approximately 100 currently open positions unfilled. The actions were taken to reduce the size of the work force to better match current lower levels of undergraduate enrollments as well as the evolving demands of the business. A further workforce reduction plan was announced in April of this fiscal year and is expected to result in additional charges during the fourth quarter for severance and related costs. The wage savings from these new reductions is not expected to yield much cost saving benefit until the first quarter of next fiscal year.

The following table presents information with respect to the relative size to revenue of each item in the statement of income for the third quarter and first nine months for both the current and prior year. Percents may not add due to rounding.


                                 Quarter Ended      Nine Months Ended
                                   March 31             March 31
                                ---------------     -----------------
                                 2005     2004        2005     2004
                                 ----     ----        ----     ----
Revenue                         100.0%   100.0%      100.0%   100.0%

Cost of Educational Services     54.8%    53.4%       56.1%    53.7%
Student Services & Admin. Exp.   36.4%    34.1%       38.3%    35.1%
Interest Expense                  1.1%     1.0%        1.1%     1.0%
                                ------   ------      ------   ------
   Total Costs and Expenses      92.3%    88.4%       95.5%    89.8%

Income Before Income Taxes and
 Cumulative Effect of Change
 in Accounting                    7.7%    11.6%        4.5%    10.2%

Income Tax Provision              1.8%     3.3%        1.0%     2.9%
                                ------   ------      ------   ------

Income Before Cumulative
 Effect of Change in
 Accounting                       5.9%     8.3%        3.5%     7.2%

Cumulative Effect of
   Change in Accounting             -        -         0.3%       -
                                ------   ------      ------   ------

NET INCOME                        5.9%     8.3%        3.8%     7.2%
                                ======   ======      ======   ======


The Company's total consolidated revenues increased by $5.1 million, or 2.6%, for the third quarter of the fiscal year compared to the year ago period. For the first nine months, total revenues were unchanged from last year. Tuition revenue, which is the largest component of total revenues, represented over 94% of total revenue in every period.

Contributing to the increase in total Company revenues for the quarter was an increase of $8.9 million in the Professional and Training segment. Revenue in the third quarter of last year was adversely affected by the change in the CPA exam schedule that has been previously described. In addition, revenues at the Ross University segment increased by $1.3 million, or 5.9%. However, revenues at the DeVry University segment continued to lag the prior year levels for both the third quarter and nine month periods. The revenue decline occurred because of lower total undergraduate student enrollments for the fall and spring terms compared to last year and because of a greater proportion of students enrolled on less than a full-time basis, particularly at the Company's DeVry University Centers and DeVry Online programs. Students enrolled on less than a full-time basis pay a lower amount of tuition than do full-time students. However, while these part-time students may pay less tuition per term, the time to completion of their program of study is longer and additional revenue may be realized from these students in later terms.

For the fall term that represents the base from which revenue is determined for two of the three months in the third quarter, total undergraduate enrollments were 39,603. This compares to 43,001 a year ago. For the spring term that represents the base from which revenue is determined for the final month of the third quarter and all three months of the fourth quarter, total undergraduate enrollments were 38,083, a decline of 6.8% from the spring term last year. The decline in enrollment is the result of fewer students enrolled in technology programs taught at DeVry's large campus sites.

Partly offsetting the decline in undergraduate enrollments and the increased proportion of part-time students has been a tuition price increase of approximately 5-6% implemented in November 2004 for undergraduate students. The previous price increase, of approximately the same percent, was implemented in March 2004.

Keller Graduate School enrollments in DeVry University continue to increase, also offsetting a part of the decline in revenues from undergraduate students. For the graduate terms that began in January and March, total course takers increased from last year by 5.8% in each term. In the March term, a total of 12,496 course takers were enrolled. A tuition price increase for graduate students of approximately 5% was implemented for the term that began in January 2005.

In the first quarter of this fiscal year, the Company completed an agreement with Follett Higher Education Group ("Follett") to manage the nine remaining DeVry University campus bookstores not previously managed by Follett. The transition to Follett management at these bookstores occurred at the end of the first quarter of this fiscal year and is now completed. As a result of this agreement, the Company no longer reports sales revenue at these stores but reports instead the commission income it receives on the sales made by Follett to DeVry University students. On an annual basis, the Company believes that this change will reduce reported Other Educational Revenues by approximately $10 million but will have no significant effect on income as the commission earned from Follett will approximate the profits previously generated by these bookstores when they were under Company management.

At Becker Professional Review in the Professional and Training segment, the change in the schedule of CPA exam administration has resulted in the re-alignment of the fiscal year for this business from its previous April year-end to a June year-end, consistent with the year-end for the rest of the Company. This change in accounting was made effective with the first quarter of this fiscal year. A decline in the number of CPA exam takers following the change in exam format and twice a year scheduling and, correspondingly, a decline in the number of students enrolled in the Becker CPA Review course, caused revenues to decline by 12.7% for the first half of this year compared to reported revenues in the same fiscal period last year. In the third quarter of last year, following the last administration of the old format exam and before the new format exam was available
to exam takers, revenues declined to $1.9 million.   This year,
with the new format exam offered on a regular schedule in each quarter of the year, revenues in the third quarter were $10.8 million, approximately the same as in each of the first two quarters. Because of the change in fiscal year for this operation as described above, the third quarter of last year represented the months of November through January and the first nine months represented the months of May through January.

At Ross University, revenues increased by $1.3 million, or 5.9%, and by $5.1 million, or 8.3%, from the third quarter and first nine months of last year, respectively. The increase in revenues stems largely from higher enrollments at both the medical and veterinary schools, up 5.6% from last year in the fall term that began in September and a tuition price increase that was implemented in January 2005. For the Ross semester that began in January, total enrollment of 3,122 decreased by 3.3% from last January. The decline in enrollments in the January term was the result of changes to admissions standards for new students and satisfactory academic progress policies for continuing students to ensure that Ross graduates will be high caliber, qualified physicians and veterinarians.

The Company's Cost of Educational Services increased by $5.5 million, or 5.2%, from the third quarter of last year. For the first nine months, the Cost of Educational Services increased by $14.1 million, or 4.5%, from the corresponding period last year. Although spending restraint and cost reductions in areas that do not affect the quality of student services remain a high priority throughout the organization, there have been cost increases to support the expanding number of DeVry University Centers and the growth in the DeVry University Online operations. For the term that began in March, courses were being taught at eight new DeVry University Centers compared to the year-ago period. Expanding enrollments in the online educational programs, both undergraduate and graduate, have also generated additional costs as faculty and staff are added to support this growing method of course delivery. For the term that began in March, the number of online course takers increased by 79% from last year to 19,759. This compares to only 12,590 online course takers as recently as the term that began in July and 11,032 coursetakers in March of last year.

Included in the Cost of Educational Services in the third quarter are expenses of approximately $2.0 million for work force reduction charges related to employees whose wages were included in this cost category and who 1) subsequent to the end of December, had accepted the terms of the Company's voluntary separation plan or 2) were involuntarily separated during the third quarter. This brings total work force reduction charges for the first nine months of this year in this expense category to approximately $3.6 million. The Company has initiated further work force reduction actions in the fourth quarter and expects to record a further charge in the fourth quarter.

Depreciation expense, most of which is included in Cost of Educational Services, increased to $30.4 million for the first nine months, approximately $0.2 million higher than last year. The increase in depreciation expense is attributable to the increased investment throughout the Company for new and improved laboratory and computer equipment, improvements to facilities and for expansion of operations. Capital spending on improvements, including instructional technology, and on expansion in selected operations is an integral component of the Company's operating strategy.

Student Services and Administrative Expense increased by $6.4 million, or 9.6%, from the third quarter of last year. For the first nine months, this expense category increased by $18.6 million, or 9.1%, from the same period last year. The Company continues to incur higher costs for student recruitment in the form of advertising and selling in support of its efforts to enroll more new students, particularly into full-time academic programs at its undergraduate campus locations. To further these efforts, the Company has increased the number of its admissions advisors at its campuses, DeVry University Centers and online operations.
Also, additional admissions advisors have been added at Ross
University to increase enrollments at both the medical and veterinary schools.

Also included in this expense category for the third quarter is an approximately $0.8 million expense provision for work force reduction charges as previously discussed and related to employees whose wages were included in this cost category. This brings total work force reduction charges for the first nine months of this year in this expense category to approximately $1.4 million. The Company has initiated further work force reduction actions in the fourth quarter that are primarily expected to be included in the Cost of Educational Services expense category.

The primary development work on the DeVry University new student information system has now been completed, and the system functionality is largely deployed. This new student information system provides better support for the educational processes and related student services. In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs were capitalized. For the first six months of the year, approximately $0.5 million was capitalized for this project. With development work now essentially complete, there was no further amount capitalized in the third quarter. Cumulatively, a total of $20.6 million has been capitalized for this project. In the third quarter and first nine months, $1.1 million and $3.2 million, respectively, of previously capitalized costs have been amortized to expense. These amounts compare to $4.5 million that was capitalized and $1.4 million of previously capitalized costs that were amortized to expense in the first three quarters of last year.

Included in the Student Services and Administrative Expense category was $3.6 million for the third quarter and $10.9 million for the first nine months of amortization of finite-lived intangible assets, mostly associated with the acquisition of Ross

University. This represents an increase of approximately $0.7 million from the amortization expense in the first three quarters of last year.

The DeVry University segment had a much improved operating income, equal to $9.4 million for the third quarter, compared to $3.0 million in the second quarter and a $0.9 million operating loss in the first quarter of this fiscal year. However, operating results still lag the year-ago periods. As discussed above, the lower operating income stems in part from lower total undergraduate enrollments and an increased proportion of part-time students that result in less tuition revenue than last year, more than offsetting the higher graduate school enrollments and tuition price increases. Costs have increased in support of new DeVry University operating locations and increased online enrollments and for additional student recruiting efforts, aimed primarily at increasing the numbers of new full-time day enrollments at the large campus locations. In addition, operating income in both the second and third quarter of this year was affected by the provision for the work force reduction programs and will be further affected in the fourth quarter as discussed above.

In the Professional and Training segment, operating income of $3.1 million in the third quarter compares to a loss of $4.8 million in the third quarter of last year. As described above, operations of the Becker CPA review program were disrupted by last year's change to the scheduling and format changes to the CPA certification exam. Similarly, for the first nine months, operating income this year equaled $8.5 million compared to $3.6 million last year.

At Ross University, operating income increased by $0.4 million from the third quarter of last year, although the operating
margin declined slightly from 40.5% to 40.1%.    For the first
nine months of the year, the operating margin also declined, from 39.7% last year to 36.9% this year. The lower operating margins result from higher faculty wages and higher clinical training expenses, particularly those paid to the U.S. veterinary school clinical affiliates for Ross students in attendance for the clinical training portion in the latter part of their educational program. Further contributing to the lower operating margins has been a lesser total student enrollment for the term that began in January and a slowing in the rate of growth in revenues from changes to the admissions and academic progression policies as discussed above while expenses have increased to better support the student learning process and ensure the quality of education. For the Ross semester that began this past January, total enrollment decreased by 3.3% from January of a year ago, after having increased from the year before by 5.6% in the September semester. In response to the changes in academic policies and their resultant effect on enrollments, several additional admissions counselors have been hired to reverse the decline and caused selling expense to increase. To expand its program offerings in the health care field, the Company acquired the Deaconess College of Nursing at the end of the third quarter as described above. Future operating results for Deaconess will be included in this segment.

Interest Expense increased by $0.4 million in the third quarter compared to last year and by $0.3 million for the first nine months. Interest expense has not declined even though the total amount of debt outstanding at December 31st this fiscal year was $190 million, down $50 million from the same date last year and the total amount of debt outstanding at March 31st this year was $195 million, down $35 million from a year ago. The interest rate on all of the Company's debt is floating rate, based upon short-term interest rates. Interest rates have continued to increase through the fiscal year.

Taxes on income were 23.1% of pretax income for the third quarter and first nine months, compared to an effective composite tax rate of 28.8% through the first three quarters of last year. The lower effective tax rate this year reflects the greater proportion of Ross University's earnings with their single digit tax rate compared to the earnings from the Company's other operations that are subject to higher domestic federal and state tax rates.

Included in the Company's first half earnings is $1.8 million, net of taxes, from a Cumulative Effect of Change in Accounting for the alignment of the Professional and Training Segment's fiscal year to the same June-end fiscal year as the rest of the Company. Because of the change to the CPA exam schedule from a twice a year November and May schedule to a nearly continuous exam administration schedule, the Company believes that the historical Becker operating year that ended in April is no longer the most appropriate fiscal year-end. Effective with the start of the Company's fiscal 2005, the Becker fiscal year is now aligned with the June 30th year-end of DeVry Inc. and the cumulative effect of this change in accounting, representing the months of May and June 2004, was reported in the first quarter of this fiscal year as a Cumulative Effect of Change in Accounting.


Liquidity and Capital Resources
-------------------------------
Cash generated from operations during the first nine months of this fiscal year was $82.5 million, compared to $139.3 million in the same period last year. Primarily contributing to the lower cash flow this year was an increase in accounts receivable of $29.0 million caused by a slowdown in processing of financial aid for students enrolled in the DeVry University spring term and also increased receivables at Becker, up $5.8 million from last year when enrollments and revenues were affected by the previously discussed change in CPA exam schedule. Further contributing to the reduced cash flow from operations was lower net income, down $20.2 million compared to last year.

Capital spending for the first nine months was $30.6 million, up $4.4 million from the same period last year. Spending to-date includes the continued funding for construction of dormitory facilities located on the DeVry University Fremont, California, undergraduate campus and the acquisition, for approximately $8.1 million, of office facilities to house the expanding online education sales and administrative staff. For the year, total capital spending is expected to be in the range of $40 - $45 million, approximately the same level as last year.

In addition to spending on capital additions, the Company used $4.9 million of its existing cash balances for the initial payment on the purchase of Deaconess College of Nursing. Subject to determination of actual assets and liabilities acquired, a further payment, currently estimated at less than $1.0 million, may be required in the fourth quarter.

The Company repaid a net of $55 million in borrowings from its revolving loan agreement in the first nine months of this year using existing cash balances and cash flow generated from operations. During the first nine months of last fiscal year, the Company repaid $60 million of borrowings.

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

In January 2003, the New York State Comptroller's Office began an audit of DeVry New York's compliance with the New York State Tuition Assistance Program Grant ("TAP") requirements for the three year period ending June 2002. Fieldwork was completed in June 2003 and a preliminary report was issued in July 2003. The Company responded to the preliminary report, disagreeing with some of the findings in the report. Subsequently, the Company received an amended report and responded again. In the first quarter of fiscal 2005, the Company received the final report and determination of disallowance that resulted in financial liability to the Company. The final liability was in an amount for which the Company had previously accrued. The Company has remitted the required claim of disallowance and the matter is now closed.

In connection with the discontinuance of the original Denver Technical College educational programs and its separate eligibility for student financial aid, the Company is completing an audit of its participation in these financial aid programs. Approximately $430,000 of remaining financial aid funds were identified as a part of this audit needing to be returned to the appropriate federal and state funding sources. Most of the amounts owed have already been returned and the last part of the return is currently being completed. This settles all remaining liability under these programs. The Company had previously accrued for the estimated amount required for resolution and there should be no further liability affecting the Company's financial statements.


In December 2004, the Texas Workforce Commission conducted a visit to the DeVry University campus in Irving, Texas, for the purpose of determining compliance with the veterans' educational benefit approval criteria in the Code of Federal Regulations. The review was completed and there were no discrepancies noted.

Included in the Company's consolidated cash balances of $138.2 million at March 31, 2005, is approximately $50.0 million of cash attributable to the Ross University operations. It is the Company's intention for the foreseeable future to use this cash plus subsequent earnings and cash flow to service outstanding debt, and reinvest remaining balances to improve and expand facilities and operations of the schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

The Company believes that current balances of unrestricted cash, cash generated from operations and borrowings under its financing agreements will be sufficient to fund its current operations and current growth plans for the foreseeable future unless new investment opportunities should arise similar to the recent acquisition of Ross University and the Deaconess College of Nursing.


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

Of the $195 million in Company debt outstanding at March 31, 2005, $70 million matures on July 1, 2009 and $125 million matures on April 30, 2010. Future investment opportunities may affect future debt repayments following such investment and could require additional borrowings. The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at the end of the third quarter, a 1% increase in short-term interest rates would result in $1.9 million of additional annual interest expense. The Company entered into several interest rate cap agreements to protect $100 million of its borrowings from sharp increases in short-term interest rates. However, these interest rate cap agreements expire in August and September 2005 and do not provide protection from increases in short-term interest rates of less than 0.6% from current rates.


Item 4 - Controls and Procedures
--------------------------------
The Company is continuing with its efforts to fully comply with
Section 404 of the Sarbanes-Oxley Act of 2002. The effort includes both evaluating its disclosure controls and procedures and its internal controls over financial reporting by expanding and improving the design, documentation and testing of effectiveness of internal controls. During the course of this work, the Company has identified certain areas that management believes need to be improved and efforts have been undertaken to complete these improvements and retest them for compliance. Further testing and review continue, but to date the Company has not identified any material weaknesses in internal controls over financial reporting as defined by the Public Accounting Oversight Board. However, the Company can not provide absolute assurance that in future periods it will be able to make the required management certifications or that its Independent Auditors will be able to attest as to whether they believe we maintained, in all material respects, effective internal control over financial reporting in conjunction with the Company's financial statements for the fiscal year ending June 30, 2005.

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

In September 2003, the Company received a notice from Acacia Research Corporation claiming patent-infringement. The notice alleges that the Company has infringed upon several Acacia patents relating to streaming audio and video technology. This technology was allegedly used by the Company through its online education platform provider and is also used by many other companies in conjunction with the delivery of online programs. The validity of the Acacia patents is being contested in a third party suit which the Company is monitoring. Indications are that the court will not uphold the patents. The Company believes that the likelihood of loss is remote.

In January 2002, the Company received notice of an antitrust complaint concerning the alleged monopoly by operations of its Becker CPA Review Corp. subsidiary in California. This complaint was filed in federal district court by the trustee in bankruptcy of a failed CPA review provider seeking a substantial amount of damages. In April 2002, this complaint was voluntarily dismissed by the plaintiff without prejudice. The complaint was amended and subsequently re-filed in state court. An initial mediation session did not result in an agreement. A second mediation session was held in August 2004 resulting in a tentative agreement to settle the matter. An agreement was finalized subsequent to the end of the first quarter of the Company's fiscal year 2005. In January 2005, the court approved a settlement in an amount for which the Company had previously accrued and the initial payment required under this settlement has been made.

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

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint that alleges DeVry graduates do not have appropriate skills for employability in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed, this time including a then current student from a second Chicago-area campus. Discovery continues but there is no determinable date at which this matter may be brought to conclusion. The Company has accrued $0.5 million representing the estimated minimum amount to resolve the two class-action claims. The Company does not believe the eventual outcomes of these matters to be materially different in amount than that for which it has currently provided.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. The Company's Toronto-area campus has not accepted new student admission since November 2003 and is being operated under an agreement with RCC College of Technology. Accordingly, the Company is no longer participating in these financial aid programs. Final discussions with the Ministry are now underway and the Company has provided an amount, less than $100,000, equal to the expected final resolution.

The Company had recorded a $2.5 million accrual representing the estimated loss for the above items as of December 31, 2004. No further provisions were recorded in the third quarter and the estimated loss accrual has been reduced only for the initial payment under the terms of the Becker CPA antitrust suit resulting in a remaining accrual of $1.1 million at the end of the third quarter. While the ultimate outcome of the remaining contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to these claims. At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.


Item 5 - Other Information
--------------------------
In January 2005, the Company announced that John Holbrook joined DeVry University as vice president of new student recruitment responsible for field and campus admissions recruiting. John Holbrook has extensive leadership in higher education recruiting, starting as a recruiting advisor with DeVry University in 1974 and rising to the position of national director. John left DeVry in 1995. Before his return to DeVry, John held senior recruiting management roles with other national educational organizations.

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

In March 2005, the Company announced the acquisition of Deaconess
College of Nursing. Deaconess, located in St. Louis, Missouri, offers associate and bachelor's degree programs in nursing to approximately 450 currently enrolled students.


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits
                                                          Sequentially
    Exhibit #      Description                            Numbered Page
    ---------      -----------                            -------------
     31            Rule 13a-14(a)/15d-14(a)Certifications      40-43

     32            Section 1350 Certifications                 44



(b) Reports on Form 8-K:

    1. January 27, 2005, reporting revenues and earnings for the Company's second quarter of fiscal year 2005.

    2. March 15, 2005, announcing that the Company had signed a definitive purchase agreement to acquire the assets of Deaconess College of Nursing.

    3. March 30, 2005, announcing that the Company had completed its acquisition of the assets of Deaconess College of Nursing.

    4. March 30, 2005, disclosing the various agreements relating to the acquisition of the assets of Deaconess College of Nursing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: May 6, 2005               /s/Ronald L. Taylor
                                 -----------------------
                                 Ronald L. Taylor
                                 Chief Executive Officer




 Date: May 6, 2005               /s/Norman M. Levine
                                 ------------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer