Form 10-K
period 2005-06-30
DEVRY INC
filed 2005-09-13
CIK 730464

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:     JUNE 30, 2005

Commission file number:           1-13988

                                 DeVry INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  DELAWARE                            36-3150143
------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
 or organization)                                 Identification No.)

     ONE TOWER LANE, SUITE 1000, OAKBROOK TERRACE, ILLINOIS    60181
------------------------------------------------------------------------
      (Address of principal executive offices)               (Zip Code)

Registrant's telephone number; including area code    (630) 571-7700


     Securities registered pursuant to section 12(b) of the Act:

    Title of each class         Name of each exchange on which registered:

   Common Stock $0.01 Par Value                 NYSE, CSE
   Common Stock Purchase Rights                 NYSE
   ----------------------------                 ---------

   Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

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

   Indicate by check mark whether the registrant is a shell company.
      Yes [ ] No [X]



   SEPTEMBER 1, 2005 - $1,073,073,000

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The market value was computed using the closing sale price of the common stock on the date indicated. Shares of common stock held directly or controlled by each director and executive officer have been excluded. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.


   SEPTEMBER 1, 2005 - 70,542,424 shares of Common Stock, $0.01 par value

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                   DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the documents incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated:

Certain portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 9, 2005, are incorporated into Part III of this Form 10-K to the extent stated herein.

Exhibit Index located on Pages 167-171          Total number of pages - 179

                                DeVry INC.
                        ANNUAL REPORT ON FORM 10-K
                     FISCAL YEAR ENDED JUNE 30, 2005

                            TABLE OF CONTENTS
                            -----------------
                                                                   PAGE #
PART I                                                             ------
------
  Item 1  - Business                                                    3
  Item 2  - Properties                                                 66
  Item 3  - Legal Proceedings                                          73
  Item 4  - Submission of Matters to a Vote of Security Holders        74
          - Additional Information
          - Executive Officers                                         75

PART II
-------
  Item 5  - Market for Common Equity and
            Related Stockholder Matters                                82
  Item 6  - Selected Financial Data                                    83
  Item 7  - Management's Discussion and Analysis of
            Financial Condition and Results of Operations              83
  Item 7A - Quantitative and Qualitative Disclosures
            about Market Risk                                         114
  Item 8  - Financial Statements and Supplementary Data               116
  Item 9  - Changes in and Disagreements with Accountants             116
  Item 9A - Controls and Procedures                                   116
  Item 9B - Other Information                                         118

PART III
--------
  Item 10  - Directors and Executive Officers                         161
  Item 11  - Executive Compensation                                   161
  Item 12  - Security Ownership of Beneficial Owners and Management   162
  Item 13  - Certain Relationships and Related Transactions           162
  Item 14  - Principal Accountant Fees and Services                   162

PART IV
-------
  Item 15 - Exhibits and Financial Statement Schedules
          - Financial Statements                                      163
          - Financial Statement Schedules                             163
          - Exhibits                                                  163

SIGNATURES                                                            165
----------

                             PART I

FORWARD LOOKING STATEMENTS
--------------------------
Certain information contained in this annual report on Form 10-K may constitute forward-looking statements such as statements relating to DeVry's future financial results and strategies, business plans or objectives and beliefs about future events. They are often identified by the use of qualifiers in their description such as "expects", "is likely", "intends", "estimates", "forecast", "assumption" or other similar expressions. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to:

   Shifts in applicant career interests away from the concentration of the Company's undergraduate programs in selected areas of technology, healthcare and business that the Company does not adequately anticipate or respond to.

   Increased competition in recruiting new students and retaining students already enrolled.

   Reductions in student financial aid, upon which the Company is highly dependent for the collection of its billings, because of changes to program regulations affecting student eligibility or reductions to federal and state funding levels.

   Failure to maintain eligibility for student participation in financial aid programs.

   Reductions in the amount of corporate employee tuition reimbursement because of changes to tax laws or a lower level of corporate earnings that affects employee educational benefit plans.

   Loss or limitations in accreditations and licensing approvals affecting DeVry University, Ross University or Deaconess
   College of Nursing.

   Changes to laws and regulations that adversely affect the Company's current operations or future growth opportunities.

   Ability to hire and retain faculty with appropriate qualifications such as education and experience.

   Reductions in tuition pricing by other educational institutions that affect the Company's current competitive position and its ability to maintain and increase tuition rates in the future.

Some of these risks and uncertainties are described more fully in the sections of the Annual Report on Form 10-K captioned
"Business - Competition, -Student Recruiting, -Accreditation and
Approvals, -Tuition and Fees, -Financial Aid and -Financing
Student Education, -Career Services and Faculty".


ITEM 1 - BUSINESS
-----------------
DeVry Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company's executive offices are located at One Tower Lane, Oakbrook Terrace, Illinois, 60181. The
Company's telephone number is (630)571-7700.

The Company, through its wholly-owned subsidiaries, owns and operates DeVry University, Ross University ("Ross"), Deaconess
College of Nursing ("Deaconess") and Becker Professional Review
("Becker").

DeVry University includes DeVry undergraduate degree programs in technology and business, and Keller Graduate School of Management ("Keller"), with graduate programs in management, both operated by DeVry University, Inc. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in North America.

Ross University includes Ross University School of Medicine and Ross University School of Veterinary Medicine, located in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Ross University is one of the world's largest providers of medical and veterinary medical education. These schools were acquired by the Company in May 2003 to further diversify the Company's educational program offerings.

Deaconess, acquired by the Company in March 2005, offers degree programs in nursing. Located in St. Louis, Missouri, Deaconess had approximately 450 students at the time of acquisition. Deaconess offers both associate and bachelor's degree programs in nursing and a degree completion program for registered nurses who previously completed an associate degree program. The acquisition of Deaconess adds to the Company's current offerings in medicine and healthcare. With Ross University, Deaconess makes up the Company's Medical and Healthcare segment.

Becker prepares candidates for the Certified Public Accountant ("CPA") and Chartered Financial Analyst ("CFA") professional certification examinations. In January 2001, as a complement to its Becker Professional Review operation, the Company acquired the operations of Stalla Seminars ("Stalla"), a leading provider of review courses and study materials for the CFA certification exams. In October 2003, the Company acquired the assets of Person Wolinsky CPA Review to further complement its Becker Professional Review operation. Person Wolinsky offered CPA review courses in the New York City, Philadelphia and Washington, D.C. areas. In July 2005, the Company announced that it entered the continuing professional education business through the acquisition of the assets of Gearty CPE to further complement its Becker Professional Review operation. Gearty CPE is a provider of continuing professional education programs and seminars in accounting and finance predominantly to Fortune 500 companies in the New York/New Jersey metropolitan area.

The amounts of revenue and identifiable long-lived assets of the Company's U.S. and foreign operations, as well as information concerning the revenues, operating income and assets of the Company's business segments are presented in Note 12 to the Consolidated Financial Statements, "Segment Information".

DEVRY UNIVERSITY
----------------
   Undergraduate Programs
   ----------------------
The DeVry undergraduate programs trace their origin to Dr. Herman DeVry. For more than 70 years DeVry has provided career-oriented technology-based education to high school graduates in the United States and Canada. The first DeVry Institute was opened in Chicago in 1931 as an electronics school. Today, DeVry undergraduate programs are offered on twenty three campuses in the United States and Canada, at more than fifty DeVry University Center ("DVUC") teaching locations and through DeVry University Online. Keller Graduate School of Management graduate degree programs are offered on a number of the campuses, at DeVry University Centers and online.

Originally offering only undergraduate programs in electronics, DeVry introduced its undergraduate computer information systems curriculum in 1979. As the number of high school graduates in the U.S. declined during the 1980's, DeVry expanded its program offerings and delivery schedule into the evening hours to serve larger numbers of working adults. In the summer of 1986, a bachelor's degree program in business operations was introduced, followed by the telecommunications management program and the introduction of an accounting program in the spring of 1988. In 1994, DeVry introduced the undergraduate technical management degree completion program which focuses on business and management skills for students who already have an associate degree. In 1997, the undergraduate business operations program was redefined and is now the business administration program with a concentration in accounting, replacing the previously separate accounting program. In 1998, in response to the increasing employment demands of the information technology field, a one-year Information Technology program was introduced to bachelor's level college graduates of any discipline seeking career change and enhancement opportunities in IT. In fiscal 2000, DeVry introduced a new undergraduate bachelor's degree program in computer engineering technology, ("CET"). This program is aimed at helping students develop skills and knowledge in software engineering, operating systems, data structures and algorithms, and distributed computer systems.

Programmatic initiatives developed during the past several years have continued to expand DeVry University's undergraduate program reach. These initiatives include new delivery formats, such as weekend class schedules, compressed and accelerated course schedules, technology-assisted delivery options for classroom-based courses and courses offered completely online.

In fiscal 2001, DeVry announced two new undergraduate educational program delivery initiatives. The first involved online delivery of educational programs. The bachelor of business administration degree program was the first undergraduate DeVry program to be offered in the online format. Subsequently, the bachelor of science in information technology, the bachelor of science in technical management and the bachelor of science in computer information systems were added to its online program offerings. Today, in addition to the original online program offerings, students can enroll for online programs in Health Information Technology, Network and Communications Management and Network Systems Administration. The Company's newest undergraduate program, Game and Simulation Programming, is expected to be offered online during fiscal 2006. Additional programs and concentrations within the programs are expected to be added to the online format in the future. The online format allows DeVry to better serve place-bound students and students whose schedules prevent them from attending classes in person.

The second new delivery initiative was the formation of DeVry University Centers. In fiscal 2001, DeVry University opened the first adult-learner DeVry University Center in conjunction with the existing graduate school teaching site in the downtown Chicago area. By the end of fiscal 2005, undergraduate programs were offered at more than 40 DeVry University Center locations. Additional DeVry University Centers are planned to be opened in fiscal 2006. The addition of undergraduate program offerings to former graduate teaching centers and to newly opened teaching centers is aimed at providing both undergraduate and graduate education convenient to working adults with the option to combine online with onsite coursework.

At the start of fiscal 2004, DeVry University introduced three new undergraduate educational programs. The new programs were Biomedical Engineering Technology ("BMET"), Biomedical Informatics ("BMI") and Health Information Technology ("HIT"). BMET and BMI are bachelor's degree programs. The HIT program is offered at the associate degree level.

   Biomedical Engineering Technology is an interdisciplinary program that covers engineering design and implementation of equipment and processes for life sciences with applications in pharmaceuticals and environmental science; with applications in areas of physical science such as development of artificial limbs and biomedical computing.

   Biomedical Informatics is the application of information technology to healthcare in fields such as healthcare administration, medical communications and biomedical research.

   Health Information Technology program centers around the management of electronic patient record systems including maintenance, analysis, assurance of privacy and security of those records.

These healthcare education programs have been expanded to other campus locations since their introduction and may be offered at additional locations in the future depending upon local market demand.

In addition to the new healthcare programs, the Telecommunications Management program was revised and renamed
Network and Communications Management. The change in name better reflects the evolution of the content and focus of the program since its introduction to include newer areas of telecommunications such as enterprise network design, administration, security and management.

In fiscal 2005, DeVry University made further changes and improvements to its program offerings. The associate degree program in Electronics and Computer Technology was revised so that students now have the option to complete the program more quickly and to take all required coursework on a three-day per week schedule. Previously offered in a nine semester format, the Computer Information Systems program has been revised to a new eight-semester format beginning with summer 2005. Also, a new undergraduate program, Game and Simulation Programming, was offered for the first time in summer 2005. This new program prepares graduates to work in the computer and video game industry by bringing together competencies in game and simulation design.

Laboratory courses throughout each curriculum provide the opportunity to integrate classroom learning with a practical, hands-on experience that better prepares the student for the workplace. DeVry University courses focusing on technical topics include laboratory activities for further development of technical skills through applied learning activities. For some courses, laboratory activities are delivered in a specialized laboratory facility in which students use specified equipment and software. For some courses, laboratory activities take place in a lecture-lab classroom, using PCs and software so that learning and application are effectively integrated.

To facilitate student success, DeVry University invests in resources for libraries and academic support services that can assist students in any phase of their educational program. In addition, DeVry encourages undergraduate students to participate in an array of offered social and professional activities. DeVry supports student organizations closely linked to the professional aspirations of its students. Campuses regularly invite technology and business leaders into the classroom. Faculty members serve as mentors for student chapters of professional associations and sponsor a wide range of student co-curricular projects. Each student is also required to complete a student success or problem solving strategy course aimed at preparing students to assume responsibility for their learning and growth through practical strategies and methods for realizing success.

   Graduate Programs
   -----------------
Keller Graduate School was founded in Chicago in 1973 based upon the concept that the most important components of management education are effective teaching and student mastery of practical management skills. Keller emphasizes practitioner orientation, excellence in teaching and service to working adults. Classes are offered in the evenings and on weekends. Building on its original MBA program offering, Keller now offers a total of seven management masters degree programs and numerous concentrations within some of these programs at approximately 70 sites in the U.S. and also in the online format.

At the graduate level, in addition to its original Master of Business Administration ("MBA") program which Keller Graduate School began offering in 1977, Keller began offering a Master of Project Management ("MPM") degree program in 1991 and a Master of

Human Resource Management ("MHRM") degree program in 1993. In 1997, Keller introduced a Master of Telecommunications Management ("MTM") program. In 1998, Keller began offering two new programs, the Master of Information Systems Management ("MISM") and the Master of Accounting and Financial Management ("MAFM"). The MAFM program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Management Accountant or Chartered Financial Analyst. These exam-preparation concentrations were developed in conjunction with the Becker Professional Review. In 2002, Keller introduced its seventh graduate degree program, the Master of Public Administration ("MPA"). The MPA offers students a choice of three tracks: Government Management, Nonprofit Management and Health Management.

To broaden the scope and appeal of the original MBA program and the other programs as well, concentrations and graduate certificates have been developed within these programs.

All of the Keller graduate programs and concentrations are aimed at satisfying the need for advanced education in high demand areas. In addition to its expanding network of classroom-based program offerings, Keller offers all seven of its degree programs in the online format. These offerings are designed to allow students to efficiently complete their degrees entirely online or in any combination of online and on-site coursework that suits their needs.

Keller's graduate school programs are practitioner-oriented and offer a unique approach to graduate management education. The programs build students' competencies in areas critical to success in today's business world. Faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality and international issues are woven throughout the curricula. Keller's curricula, like the undergraduate curricula, are generally consistent at all locations, and are subject to regular review for relevance to both students and employers.

   Academic Calendar
   -----------------
Effective with the start of fiscal 2004, DeVry University adopted a uniform academic calendar for both the undergraduate and graduate programs across all methods of educational delivery, on-site and online. The uniform academic calendar consists of three academic periods of 16 weeks each. Within these periods are a 15-week semester and two 8-week sessions. To align the undergraduate and graduate programs to fit this schedule, the Keller graduate curriculum was redesigned so that all courses, whether on-site or online, would be offered in the new 8-week session.

   Online Delivery
   ---------------
Online learning is growing rapidly within higher education. The vast majority of online students are adult learners attracted by the flexibility and convenience of this form of learning. The DeVry University approach to distance learning is to focus on the quality of education delivered to the student. The technical feasibility of the delivery system, while an integral component of successful online course delivery, is not our sole or primary focus.

To enhance the learning process, many undergraduate and graduate school courses are being taught using an integrated learning system that incorporates both on-site and online instruction. This model better supports student learning by combining onsite classes with instructor-guided online activities incorporating feedback from faculty and fellow students throughout the course.

Graduate programs were first offered online in September 1998. The first online undergraduate program was introduced in 2001. DeVry University Online not only serves the online student but also supports campus and DeVry University Center-based students with an option to "mix and match" on-site and online courses of study to best meet their individual needs and schedules. Online program offerings now include all seven of Keller's masters degree programs and an expanding number of undergraduate programs to students who reside beyond the geographic reach of local centers, whose schedules preclude attending weekly classes on-site and/or who cannot find their desired course at the teaching center near where they live or work. Additional programs and concentrations within the programs are expected to be added in an online format in the future.

In the latter part of fiscal 2005, DeVry University began to offer a limited number of graduate and undergraduate on-site and online courses using electronic textbook materials ("eBooks") in place of conventional paper-based text materials. eBooks are available to students at the very start of the course and eliminate the occasional out of stock condition that can occur with printed textbooks. Among the other advantages of eBooks are the ability for students to do text searches, highlight key materials and annotate the eBook with notes and comments. The eBook can be read online or the student can print copies of any pages they want in paper format. DeVry University expects to expand the use of eBooks to other courses during the coming year.

   Facilities Improvement and Expansion
   ------------------------------------
In addition to its programmatic expansion and new delivery method initiatives described above, DeVry University embarked upon a strategy of facility improvement and expansion to attract and retain its students. This improvement and expansion strategy included facility renovations, expansion of existing campuses, new campuses openings and the formation of DeVry University Centers.

Recent facility expansions and improvements include the July
2001, new undergraduate campus opening in the Seattle, Washington, area, the first campus in that state. In November
2001, a new undergraduate campus was opened in the Washington, D.C. area, the first campus in that area.

In July 2002, a new undergraduate campus was opened in the Philadelphia, Pennsylvania, area, the first DeVry University undergraduate campus in that state. In November 2002, a new undergraduate campus was opened in Miramar, Florida, the second campus in the state of Florida. Also, in March 2003, a new campus was opened in the Denver, Colorado, area, which replaced the previous primary operating location at the original site acquired in the July 2000 purchase of Denver Technical College.

In September 2003, a new campus was opened in Houston, Texas, the second campus in the state of Texas.

In July 2005, a dormitory facility was opened adjacent to the Fremont, California, campus. The Company believes, particularly in this market area with very little proximate housing, that the availability of this student housing option will enhance new student recruiting and contribute to increased campus enrollments.

Keller graduate classes are being offered at approximately 70 locations nationwide. Additional teaching centers are planned to be opened in fiscal 2006. Some of Keller's teaching sites are co-located on DeVry undergraduate campuses but most operate as a part of smaller, more centrally located DeVry University Centers, which offer both graduate and undergraduate programs. Also, one teaching site is located at the Company's corporate headquarters in Illinois. In addition, some DeVry University teaching sites host Becker Professional Review classes where space and location are appropriate.

DeVry University Online is a cornerstone of both the DeVry University Center initiative and the Company's educational system capacity strategy. DeVry University Online provides "mix-and-match" capability, ensures the availability of a full complement of courses and helps optimize use of faculty and classroom space at all teaching locations.

   Enrollment Trends
   -----------------
In spring 2005, which was the final academic period in the Company's fiscal year 2005, approximately 38,083 full and part-time students were enrolled in DeVry University's undergraduate day, evening and online programs. The Company's DeVry undergraduate programs accounted for almost 70% of the Company's revenues in fiscal 2005. In addition, there were approximately 12,113 coursetakers in Keller graduate programs for the Spring 2005 term that began in May.

DeVry University's summer semester began in July 2005. This is the first semester in the Company's fiscal year 2006. DeVry undergraduate enrollments have been concentrated in the areas of computer, electronics and telecommunications technology. The Company believes that interest in these programs as careers has been adversely affected by the news of employee layoffs and financial difficulty encountered by many firms in the technology sector of the economy. A recent report by the American Association for the Advancement of Science concluded that "traditional" young students in four-year colleges are increasingly deciding not to major in computer science. This concurs with another report from the Higher Education Institute of UCLA, which found that 60% fewer students at the college level wanted to study computer science in 2004 as compared to 2000. Further evidence of a declining interest in technology as a career is the fact that of the 1.1 million high school seniors in the U.S. who took the college entrance exam in 2002, just under six percent indicated plans to pursue a degree in engineering, nearly a 33% decrease in interest from the previous decade. Further evidence of the declining interest in technology as a career choice is that the number of engineering degrees awarded in the U.S. have fallen approximately 20% from their peak in 1985.

Partly as a result of these factors, total undergraduate enrollment for the summer 2005 was 36,220, a decrease of 4.8% compared to 38,036 in the previous summer. However, in the graduate school programs, there were 11,434 coursetakers in the July term, an increase of 11.3% from the same term of last year.

With expanded marketing emphasis on its undergraduate business and healthcare programs, the increased number of DeVry University Center locations and the growing demand for its online programs, new student undergraduate enrollments for the summer 2005 increased by 7.3% from the previous year. This follows an increase of 6.4% in new undergraduate student enrollments in spring 2005.

DeVry University operates in the higher education segment of the overall education market. According to the Department of Education's National Center for Education Statistics, in the fall of 2003, there were an estimated 14.4 million students enrolled in undergraduate programs at degree-granting, Title IV eligible institutions in the United States. Changing demographics are expected to increase the size of the higher education market and benefit the Company's future enrollment.

The total postsecondary student population can be thought of as two separate categories of students - career-launchers, who are mostly traditional college age students, and career-enhancers, who are mostly working adult students. After a period of nearly two decades during which the number of graduating high school seniors (career-launchers) declined by 25 percent to approximately 2.5 million, 1995 marked the beginning of a slow but steady increase in the number of high school graduates resulting from the "baby boom echo".

The U.S. Department of Education's National Center for Education Statistics forecasts that the number of graduating high school seniors will continue to slowly but steadily increase until it peaks at about 3.2 million in 2009. The forecasted rate of increase in the number of high school graduates in many of the states in which the Company's undergraduate programs are offered is greater than the forecasted national rate of increase, further contributing to future enrollment growth opportunities. DeVry University has campuses in six of the 10 states projected to have the largest percentage increase in high school graduates from 2001 to 2017. Of the 10 states projected to have the largest absolute increase in the number of high school graduates during this period, DeVry University currently has undergraduate campuses in nine of them.

In addition, it is expected that a greater percentage of high school graduates will choose to continue their education. Since bottoming out at 46.6% in 1973, the percentage of U.S. high school graduates entering college increased, reaching an estimated peak of 67% in 1997 before declining somewhat to 61.7% in 2001. By 2003 it had increased to 63.9% and is expected to increase further, likely flattening in the 64-65% range.

Students in the 18 to 24 year-old age cohort represent a substantial portion of DeVry University's full-time undergraduate day school enrollments. An increasing proportion of these students is demographically different from college bound generations of the past. They include more minorities, women, recent immigrants and come from lower income families. Some of the DeVry undergraduate campuses rank at or near the top of the list of institutions with degrees granted to minority students in the fields of computer and information science, business and all academic disciplines combined. DeVry University's undergraduate programs have attracted many students from immigrant and minority populations. Often these students are the first in their family to attend college.

In addition to the projected growing number of traditional-age students, more adults, primarily working adult career-enhancers, are returning to college. It is currently estimated that perhaps as many as 60% of all college students are 25 years of age or older, up from about 28% in 1970 and 43% in 2000. The Company believes that more than half of its DeVry University's undergraduate enrollments are 25 years of age or older. At DeVry University Online and DeVry University Centers, which are designed for the adult student and which have been the fastest growing segments of DeVry University's operations, an estimated 80% or more of the students are age 25 or older.

The increased number of older students attending college today has positively influenced DeVry University enrollments and has been fueled by (1) the development of the knowledge-based economy; (2) the rapid pace of technological change in the workplace; (3) the growing recognition of the strong correlation between education and income; (4) the emergence of e-learning tools that make continuing education more accessible and convenient; and (5) growing recognition of the importance of lifelong learning. The number of college students who are 25 years of age or older has increased from 4.9 million in 1987 to six million or seven percent of this age cohort in 2000, an increase of nearly 23% that outpaced the growth in the total number of students over that time frame. Projections indicate that the percentage of this age cohort attending college will continue to increase, reaching 8.2% by 2013. The U.S. Census Bureau reported that in 2003, only an estimated 27% of American adults over 25 had a bachelor's degree in a U.S. labor market that increasingly requires more and more education. The Bureau of Labor Statistics ("BLS") projects that through 2010, those job categories requiring at least some postsecondary education will grow nearly twice as fast as those not requiring such skills. In addition, the BLS projects that the number of jobs requiring a bachelor's and/or associates degree will grow among the fastest of all categories. This trend supports the belief that adult student participation rates in postsecondary education are expected to continue to increase as noted above.

Another strong motivation for the growing enrollments in postsecondary institutions is the income premium associated with additional education. In 2000, the median income of U.S. employees with a bachelor's degree was approximately $50,000, more than 60% higher than the median for those with only a high school education. The wage gap is even larger for those with graduate degrees.

MEDICAL AND HEALTHCARE
----------------------
   Ross University
   ---------------
Founded in 1978, Ross University operates two schools. Ross University School of Medicine offers a Doctor of Medicine (M.D.) degree and Ross University School of Veterinary Medicine offers a Doctor of Veterinary Medicine (D.V.M.) degree. The schools are located in the Caribbean island countries of Dominica and St. Kitts/Nevis, respectively. Ross University is one of the world's largest providers of medical and veterinary medical education with over 3,029 students enrolled in the May 2005 semester.

Ross medical students complete a four semester (approximately 16 months) basic science and pre-clinical curriculum in modern classrooms and laboratories on a campus located on Dominica followed by a one semester course of Advanced Introduction to Clinical Medicine at a campus in Miami, Florida. Following their successful passage of the USMLE Step 1 exam, the remainder of the ten-semester program is completed through clinical rotations conducted at more than 40 affiliated teaching hospitals in the U.S. The educational program is modeled after the educational program of U.S. medical schools. Ross offers three academic semesters per year beginning in May, September and January so that students can complete their basic science and pre-clinical curriculum in less time than at a U.S. medical school. The program prepares students for general medical practice and provides the foundation for postgraduate specialty training in the U.S. More than 4,000 graduates have received their M.D. degree from Ross since 1978 and are practicing in all 50 states.

Ross veterinary students complete a seven semester pre-clinical (basic sciences plus medicine and surgery) curriculum in a large modern facility on St. Kitts. The basic science curriculum is structured to provide a veterinary education that is fully comparable to that offered at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship of approximately 48 weeks duration at one of 23 affiliated U.S. Colleges of Veterinary Medicine. More than 1,600 students have received their D.V.M. degree from Ross.

Applicants to Ross University typically have (1) made Ross their first or only choice of schools because of its commitment to and focus on teaching instead of the research focus of many other schools, (2) applied to U.S. medical or veterinary schools but failed to gain entry, or (3) elected not to apply to U.S. schools because of self-perceived shortcomings in their academic record but who still desire to become U.S. physicians or veterinarians. The average Ross medical student is 26 years old, two years older than the U.S. medical school average and the student population is almost 60% male. The average Ross veterinary student is 26 years old, one year older than the U.S. veterinary school average and the student population is over 70% female. Most Ross students are either citizens or permanent residents of the U.S.

   Deaconess College of Nursing
   ----------------------------
In March 2005, the Company acquired Deaconess College of Nursing. Founded more then a century ago, Deaconess College currently offers two programs in nursing education: a Bachelor of Science in Nursing ("BSN") Program and an Associate of Science in Nursing ("ASN") Program. The BSN program offers two options; the traditional 4-year on-campus option and an on-campus or online option for students who have already achieved Registered Nurse ("RN") certification and who wish to complete their BSN degree. The ASN program also offers two options. The ASN with Practical Nurse ("PN") component offers non-traditional students the opportunity to receive their ASN degree online. These students may elect to take the Practical Nursing licensure exam at the completion of half of the program. There is also an opportunity for Licensed Practical Nurses ("LPN") to work toward their ASN degree through either the on-campus or online options.

Both degree programs provide nursing skill training and general education through classroom and online courses. Additionally, as a part of the program, students who have not previously completed clinical training and the associated licensing are required to complete extensive clinical training at hospitals or other healthcare facilities. Deaconess has developed numerous partnerships with hospitals to provide this clinical training. The average Deaconess student is a recent high school graduate and is female.

PROFESSIONAL and TRAINING
-------------------------
In June 1996, the Company acquired the Becker CPA Review. At the time of acquisition, Becker was a leading international training firm preparing students to take the national Certified Public Accountant and Certified Management Accountant examinations.

Between 1996 and 1999, Becker acquired several regional CPA review firms, strengthening its presence in the east coast market. In July 1999, the Company acquired the operations of Conviser Duffy CPA Review. Conviser was a national provider of CPA review courses, serving approximately 12,000 students annually at more than 200 locations. With the Conviser Duffy acquisition, Becker teaching sites included numerous college campuses throughout the United States. In fiscal 2004, the Company acquired the assets of Person Wolinsky CPA Review. Person Wolinsky offered CPA review courses in the New York City, Philadelphia and Washington D.C. areas.

In July 2005, the Company acquired Gearty CPE, a provider of continuing professional education programs and seminars in accounting and finance in the New York/New Jersey metro-area. This acquisition complements Becker's existing CPA exam review business as it enables Becker to enter the CPE marketplace.

Becker offers CPA review classes at approximately 300 locations, including sites in more than 30 foreign countries. Becker's numerous teaching locations and the availability of online makeup sessions help students whose schedules may occasionally conflict with class dates. To reach students for whom class attendance is not practical because of location or schedule, Becker offers the complete CPA review course conveniently packaged on CD-ROM or in an online format. CD-ROM and online review course enrollments have grown steadily over the past several years, equaling approximately 40% of total enrollment, demonstrating the importance of distance education for many potential exam takers. The CD-ROM and online products are interactive, bridging the gap between classroom study and self-study. The Becker CD-ROM course provides the same instructor-led lessons and materials used in the classroom course. This method of study offers the opportunity to study at one's own pace in the convenience of one's home, office or anywhere else.

The Becker online course provides the same materials offered in the classroom or CD-ROM format. In addition each student has an online instructor who provides individualized attention and assistance as needed. The structured lesson plan emphasizes the "work and remember" teaching system which has been successful in the Becker classroom environment.

Becker's proprietary course materials and teaching methods include CD-ROM based presentation materials coupled with live classroom instruction. The Company believes that pass rates on the CPA exam for Becker students are substantially higher than the national average pass rate for exam takers who have not taken the Becker review course. The Becker exam review course graduates represent nearly one half of all students passing the CPA exam.

The November 2003 CPA exam was the last exam offered in the traditional paper and pencil, fixed date and place format. Beginning in April 2004, the exam is offered only in a computer-based, on-demand format. The new exam is administered in two out of every three months. For example, the new exam was offered in April and May 2005, but not in June, and then offered again in July and August.

In anticipation of the change in exam format and schedule, Becker enrollments increased for the review course leading up to the last of the old format exams. Enrollments then declined significantly in advance of the first of the new exam format offerings in April 2004 as some potential exam takers took the opportunity to assess the experiences and results for the first group of new format exam takers. For the first twelve months following the new exam offering, the number of exam candidates declined by more than 20% to approximately 87,100 compared to nearly 110,000 exam candidates who took the old exam during 2003.

Although the number of exam takers and enrollments in the Becker CPA review course have increased since last year's low point, both the total number of CPA exam parts taken and enrollments in the Becker review course remain below the level experienced under the old exam format. The Company believes that this reduction in exam takers results, in part, from the decrease in the number of repeat exam takers who may have failed one or more parts of the old exam and were required to retake the parts they failed.

Unlike the previous exam, which covered all four parts in a single exam administration, a candidate may now elect to sit for less than all four parts at one time. Because the new exam format permits taking just one part at a time, some candidates are electing to take only one part of the new exam at a time. This may have the effect of reducing the number of exam parts taken at any one time and increasing the pass rate on a part by part basis. Taking just one part of the exam at a time extends the period over which the Company earns the full review course revenue.

In the spring of 2000, Becker offered a pilot version of its own CFA review course for the Level 1 examination. In January 2001, the Company acquired Stalla Seminars as a complement to its own review course. Stalla is a leading provider of CFA review courses and study materials, offering classroom seminars in selected cities in the United States and in major financial centers around the world. Stalla also offers CFA exam study materials in print, on video as a supplement to its classroom-based seminars or for use in independent study and in an online format. Although the number of candidates seeking the Chartered Financial Analyst professional designation has increased significantly over the past several years, periodic employment reductions at some financial services firms has negatively impacted the number of exam takers in some years and may affect them again in the future. CFA exam pass rates are currently estimated to be in the mid-thirty percent range for the Level 1 and Level 2 exams compared to a pass rate of over 60% for the Level 1 exam as recently as 1999. The Company believes that declining exam pass rates may encourage more exam takers to enroll in review courses such as those offered by the Company, rather than just purchasing books and studying for the exam on their own as many exam takers have done in the past.

Through its CPA and CFA review courses, Becker serves nearly
40,000 students annually.

Customized educational and training programs are offered through the Center for Corporate Education ("CCE"). CCE helps organizations achieve superior performance through work force development, drawing on faculty and curriculum resources from the DeVry University undergraduate and graduate programs.

COMPETITION
-----------
   DeVry University
   ----------------
The postsecondary education market is highly fragmented and competitive with no single institution having a significant market share. There are more than 4,000 degree granting postsecondary education institutions in the United States. According to the U.S. Department of Education, in the fall of 2003, approximately 16.9 million students were attending Title IV, degree-granting institutions. Approximately 85%, or 14.4 million students were enrolled in undergraduate programs with another 2.1 million in graduate programs. DeVry University competes with other (1) for-profit institutions, (2) community colleges, (3) public and private universities that serve similar demographic segments, and (4) online education programs.

The undergraduate programs compete with traditional publicly supported and independent two-year and four-year colleges, other for-profit schools and alternatives to higher education, such as employment and military service. Also, some large corporations offer their employees accredited college courses that may be applied toward degrees.

At the graduate level, DeVry University competes for students in a market consisting of students seeking management skills in business and technology, additional certification or degree credentialing and educational formats oriented to working adults. In every market in which DeVry University operates, there are numerous state institutions and private, not-for-profit universities. In addition, there is growing competition from online programs and site-based for-profit school programs.

In each market, local community colleges and state universities continue to provide educational alternatives to students for whom lower tuition cost is a high priority. Also, some educational institutions are reaching out to partner with local businesses to expand their educational reach. In addition, although the for-profit segment of postsecondary education has generally led the way in online education, many traditional universities are expanding their offerings into the online format.

There is growing competitive pressure from community colleges, traditional universities and technical colleges that include industry-specific certification programs, mostly aimed at the computer information field. Proprietary and community colleges are offering these industry-specific certification programs and other short-term certificate programs as a pathway to the job market for students who do not want the longer and more expensive, but more comprehensive career preparation.

Tuition at independent not-for-profit institutions is, on average, higher than the tuition at DeVry University. Publicly supported colleges may offer similar programs at a lower tuition level due to government subsidies, tax-deductible contributions and other financial sources not available to for-profit schools.

There are more than 1,000 public and private community colleges nationwide. Many local community colleges offer programs similar in content to DeVry University's associate degree programs but at a much lower tuition. While community college enrollments have grown significantly in recent years and may be viewed as competitors in recruiting for students, they also provide DeVry University an opportunity to serve their graduates with bachelor's and master's degree programs through articulation and transfer agreements.

DeVry University believes that its competitive strengths in undergraduate program offerings include: career-oriented curricula developed with regular employer input that helps ensure graduates learn skills that will be marketable to employers; faculty with related industry experience; the demonstrated effectiveness of its undergraduate career services in obtaining education-related employment; national brand name recognition and market presence; regional accreditation; authorization by various states to grant degrees; modern facilities; well-equipped laboratories; evening, weekend and online class schedules; and a year-round academic calendar schedule that permits more flexible attendance and earlier graduation. Only a limited number of traditional colleges offer a bachelor's degree program that can be completed in three years. This results in a significant financial advantage to DeVry students who want to enter the work force one year earlier than would be possible if they had attended a traditional four-year undergraduate institution.

Undergraduate classes at DeVry University campuses are generally offered in morning, afternoon or evening sessions which help students maintain a part-time job. The availability of part-time employment and government-provided financial aid partially offset the competitive advantage of schools charging a lower tuition. Undergraduate classes at DeVry University Centers are generally offered in the evening for the scheduling convenience of the predominantly working adult student although daytime class schedules are being added in markets where there is a demand. Each curriculum is generally consistent at all of the undergraduate campuses, with content variations introduced to meet local employment market needs. This common curriculum is another competitive advantage that allows students to transfer, if necessary, to an undergraduate campus or DeVry University Center at a different location without interrupting their studies.

Enhancements to improve the competitiveness of several of the undergraduate programs, expansion of DeVry University Online and DeVry University Centers that has added to the number of locations, class schedules and learning formats all help DeVry more effectively compete with educational program offerings by other educational institutions. Some students are attracted to DeVry University by the "mix and match" on-site and online course formats that allow for added convenience and flexibility. This option better serves students by effectively complementing the student's preferred learning style and providing increased course scheduling flexibility.

DeVry University differentiates itself in the graduate program marketplace by stressing a practitioner approach to education, excellence in teaching by a faculty of practicing professionals and a high level of service to the adult student. Beginning with fiscal 2004, graduate programs, both onsite and online, were offered in six 8-week terms each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday. This schedule allows students with heavy travel or other demands on their time to fit courses into their schedules. In addition, in most markets, there is flexibility in course scheduling, a greater choice of elective courses and a more convenient location than offered by its competitors. There is also an accelerated format of the MBA program on Saturdays at some locations for students who wish to complete their degree more quickly and without disrupting their workweek. As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments in DeVry University's graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

With DeVry University campuses and centers in a growing number of states and multiple locations within many of these states, DeVry University offers a national system of educational offerings to adults who may be transferred from one part of the country to another by their employer or who capitalize upon personal career opportunities in other locations. Additionally, with the inclusion of all of its graduate programs and selected undergraduate programs in a distance delivery format, DeVry University has expanded its availability to all qualified students without regard to their location or daily schedule. By delivering courses both at an expanding number of sites and online, DeVry University benefits from the competitive advantage of enhancing student satisfaction and success with scheduling and format flexibility.

   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
For 2004, it is estimated that applications to U.S. medical and veterinary medical schools aggregated over 37,000 and 6,700, respectively. From these applicant pools, only approximately 16,000 and 2,300 students, respectively, were accepted. An additional estimated 2,500 students are accepted to U.S. osteopathic medical schools. Acceptance levels have remained largely unchanged for more than two decades. The number of medical and veterinary school applicants who were denied admission represents a large segment of prospective students for

Ross University. However, based upon the number of Medical College Admission Test ("MCAT") takers, which increased to almost 62,000 in 2004, up from approximately 58,500 in 2003, Ross University believes that the potential market for medical school students is much larger than the denied applicant pool alone.

The demand for medical education is expected to increase over the next decade, spurred by a physician/supply demand imbalance that is projected to grow. The capacity of U.S. medical schools has not changed materially in over two decades. Because most university teaching hospitals have a research focus that adversely affects their economics of operation, causing them to lose money, and because of budget pressures at state/federally funded schools, there is little likelihood of any significant expansion of capacity. Ross University believes the veterinary medical education market is subject to many of the same forces.

Competing with Ross University in the medical education market, in addition to the 125 U.S.-based schools of medicine, are twenty U.S. Colleges of Osteopathic Medicine which admit approximately 2,500 students annually, and fifteen Caribbean based, U.S. modeled medical schools with U.S. based clinical rotations. Competing with Ross University in the veterinary education market, in addition to the U.S.-based schools of veterinary medicine, are two other offshore schools of veterinary medicine with much lower enrollments.

Compared to its for-profit competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, financial aid eligibility for its students and the large network of diverse geographical opportunities for clinical rotations.

      Deaconess College of Nursing
      ----------------------------
Nursing constitutes the largest occupation in healthcare with over 2.3 million nursing jobs. It is estimated that more new nursing jobs will be created in the U.S. during the next decade than in any other healthcare profession. The strong job market for nurses has resulted in an increase in applicants to nursing schools without a corresponding increase in educational capacity. Competing with Deaconess in the nursing education market are more than 700 nursing education programs leading to RN licensure. In the St. Louis area, where Deaconess is currently located, there are 19 other schools offering nursing programs. These include both 4-year educational institutions and 2-year community colleges. However, the availability of both a BSN and ASN program plus the availability of an online program format provides Deaconess with a competitive advantage over many of its nursing school competitors.

   Professional and Training
   -------------------------
Becker competes with other methods of CPA and CFA exam preparation, including self-study; accounting firm and Association for Investment Management and Research sponsored courses; courses offered by colleges and universities; and courses offered by other private training companies. Courses offered by colleges and private competitors generally have a lower total course cost to help them attract students.

Becker differentiates itself from its competitors by providing more classroom hours of instruction; extensive and constantly updated review and practice test materials; and experienced, qualified instructors for each of the areas of specialty included in the exam. Becker's CPA courses undergo regular review and revision to stay current with the latest accounting practices. With the introduction of the new computerized exam format, Becker further updated its review course and included practice simulations, similar to those included in the actual exam. In addition, Becker's CD-ROM and online courses offer a wider range of study alternatives than other course providers. The high success rate of students who take the Becker review course and the numbers of students who enroll after taking other review courses or who independently study and do not pass the CPA exam, are testimony to the quality and value of the Becker methodology.

CPA and CFA exam candidates can also take the Becker review course content and methodology in conjunction with their DeVry University MBA or MAFM programs in most states in which Keller Graduate School classes are offered, earning full graduate academic credit. These credits can also be used to fulfill the 150 hour rule educational requirement to sit for the CPA exam in those states where the 150 hour rule has been enacted. This provides both Becker and DeVry University with an important competitive advantage. To further extend the marketing and operational benefits of joint operation, Becker offers classes at some DeVry University undergraduate campus and center locations.

The CFA review course is taught live in a classroom setting in selected large financial markets around the world and in an online format to help reach potential exam takers not able to attend the classroom course. In the CFA exam preparation market, much like the CPA exam preparation market, Becker competes with courses offered by local CFA Society chapters, other training companies and student self-study.

STUDENT RECRUITING
------------------
   DeVry University
   ----------------
Students are recruited by admissions representatives at on-campus admissions offices and by field student recruiters. Field student recruiters are an important nationwide element of the undergraduate recruiting process because a significant portion of potential undergraduate students live outside the immediate area in which a DeVry University campus is located. While all graduate school students are recruited by admissions representatives, the percentage of undergraduate enrollment which comes from each of these two recruiting sources varies campus by campus, depending largely on the school's location and the size of the local market area. Overall, admissions representatives currently generate more than 75% of undergraduate total enrollments. DeVry University employs more than 500 undergraduate admissions representatives and field recruiters, not including managers and other administrative staff to support the recruiting process, throughout the United States and Canada.

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

Admissions representatives are salaried, full-time Company employees. They are located at each undergraduate campus, and at each DVUC teaching center. They work with potential applicants who respond to the Company's advertising or otherwise learn of the school. Admissions representatives generally work with older students, many of them working adults wanting to attend class in the evening or on weekends; recently unemployed adults seeking to improve their job skills as a way to re-enter the workforce; and students transferring to a DeVry University undergraduate program from nearby community colleges. Each undergraduate campus has entered into articulation agreements with nearby community colleges to facilitate the enrollment of their students seeking to transfer course credits into a DeVry University program. A growing number of new students recently enrolled in U.S. DeVry undergraduate programs had some prior college experience, particularly as the number of adult students attending classes at DeVry University Centers and online continues to grow.

Students applying to the DeVry University undergraduate online education program are recruited primarily by admissions representatives, either on a campus or center if the applicant lives or works in geographic proximity, or by a central staff of admissions representatives located at the Company's newly opened online operations and recruiting facility and who are dedicated to serving only online applicants. Students seeking admission to the undergraduate online program can complete their application process by telephone, fax and/or e-mail. In addition, some applicants to online programs who are in areas remote from a DeVry University location, including active military personnel who are located on a military base, may be recruited by a field sales representative in that territory.

Field student recruiters are salaried, full-time Company employees. The field recruitment organization has the responsibility of managing recruitment activity in high schools, community colleges and military bases in its assigned geographic territory. Field recruiters meet individually with prospective undergraduate students who are contacted primarily through high school, club and youth group presentations. These student recruiters visited over 5,000 high schools, community colleges, military bases and other locations in North America last year, making presentations on career choices and the importance of a college education. These presentations offer a service to educators and career counseling staff by providing a resource for educating students on careers in business and technology related fields. The outcome of these presentations is the collection of career surveys, principally from high school juniors and seniors. These surveys provide a large and important source of leads for student recruitment.

Field recruiters also receive student inquiries generated by direct mail and television advertising in the particular recruiter's territory. Follow-up interview sessions with prospective students are generally held in the student's home with the student and his or her parents. Recruiting opportunities also exist for U.S. military veterans with military-specific technical training. Veterans are attracted to DeVry's practical career-oriented education, and the expanding number of locations across the U.S. can often provide a DeVry University educational program offering near the home area to which the veteran will relocate.

Most recently, to enhance the productivity of its admissions representatives and field recruiters, DeVry University has increased its emphasis on local marketing and outreach, recognizing that potential applicants in different market areas can be better recruited by varying means and messages. Also, to gain efficiency, certain specialized roles have been created in both lead generation and appointment setting.

In support of its admissions representatives and field recruiters, DeVry University advertises on television and radio, in magazines and newspapers, on various Internet sites, and utilizes telemarketing and direct mail to reach prospective students. During fiscal 2005, DeVry University strengthened its marketing programs in order to better communicate the quality of its degree programs and the value of a DeVry education. Joining DraftWorldwide, which has been the Company's primary advertising agency for the past few years, are new relationships with several other marketing and advertising agencies to improve marketing efforts, particularly in the areas of Web site design and web based search engine marketing. In addition, a new agency relationship was established to focus on marketing of DeVry University graduate programs.

Prospective students are also frequently referred by high school career counselors, employers, alumni or currently enrolled students. In addition to these more traditional recruiting methods, DeVry University's own Internet site, which was recently revamped to enhance the recruitment and application process, provides another avenue for applicants to receive information and complete an application for admission.

In addition to the student recruitment activities listed above, DeVry has undertaken a number of new marketing initiatives to expand its enrollments. Among these initiatives is the recent partnership agreement with the Chicago Public School system to create the DeVry Advantage Academy. This is a dual enrollment and dual credit program that allows high school students with an aptitude for mathematics and technology to complete their junior and senior year coursework at DeVry's Chicago campus while also taking college-level courses taught by DeVry University faculty. After completing Advantage Academy, students will graduate with both a high school diploma and an associate degree in network systems administration. All tuition, textbooks and educational materials are paid for by the Chicago Board of Education. This program began in July 2004, with an initial enrollment of 128 students and has been approved for continuation in the current year. DeVry University hopes to expand this program to other cities in which it has undergraduate campuses.

Other outreach and recruitment initiatives offered at some of the DeVry University campus locations include weekend SAT preparatory classes for high school seniors, Career Reality workshops to teach students and educators about trends in business and industry as they relate to the career decision-making process, free summer classes for high school students seeking to get a head start on business and technology college credits and fellowships for high school and community college faculty and administrators.

Another outreach activity was DeVry University's sponsorship of local FIRST Robotics high school teams and providing mentors and judges for local competitions. The purpose of the competition is to stimulate the next generation of scientists and inventors by challenging high school students to design and build a robot that can complete a pre-determined task. Also, in April, in conjunction with Vivendi Universal Games, DeVry University sponsored a video game competition at DeVry campuses to inform prospective applicants about the many educational opportunities at DeVry.

To be admitted to an undergraduate program in the United States, an applicant must be either a high school graduate, have a General Education Development ("GED") certificate or have a degree from a DeVry University approved postsecondary institution. Applicants for admission must be 17 years old, interview with an admissions advisor and complete an application for admission. In Canada, an applicant must meet either the same criteria as in the U.S. or meet alternative "mature student" criteria. Applicants must also meet minimum admissions and placement examination scores which vary depending on the program to which they are applying.

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

Subsequent to the completion of an application by prospective students who will be attending a DeVry campus, the campus maintains contact with these prospective students through phone calls, mailings and invitations to campus run workshops or other events to improve the rate at which such applicants begin their program of study.

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

To assist students who live beyond commuting distance to the campus that they attend, DeVry University helps undergraduate students secure local living arrangements. Except at its Fremont, California, campus, DeVry University has not constructed its own dormitory facilities. However, each campus maintains lists of nearby available private apartments or rooms for students' convenience. In addition, some campuses maintain furnished apartments for shared rental by students. Students pay their housing rental and fees to DeVry University which then contracts with the property owner. Thus, DeVry University becomes the students' landlord and students are assured of a fixed rental charge per month, similar to more traditional dormitory or apartment arrangements at other colleges.

   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
The Ross University medical and veterinary schools focus their marketing efforts on attracting highly qualified U.S. applicants with the motivation and ability to complete their educational programs and to pass the applicable licensure examinations. To generate interest among potential students, Ross employs a marketing program that includes a national poster campaign at U.S. undergraduate college and university campuses, Web sites, visits to undergraduate campuses to meet pre-med / pre-vet advisors and prospective students, targeted direct mail campaigns, alumni referrals, information seminars in key markets and college newspaper advertising to build general awareness of Ross and promote its information seminars. Nearly half of all leads come through the Ross Web site.

Ross employs regional admissions representatives who pursue expressions of interest by arranging for interviews, campus tours and by assisting prospective students in the application process. Admission requirements include a four-year undergraduate degree with courses in biology, chemistry and math as appropriate to the curriculum. Interviews for the medical school are conducted principally at Ross University facilities in New Jersey and Miami, Florida. Interviews may also be conducted at other locations when appropriate. Interviews for the veterinary school are conducted principally in Florida, California and New Jersey. All admission decisions are made by the faculty Admissions Committee at the respective schools.

To overcome declines in its medical school enrollment caused by higher new student admission and academic progression standards, Ross is undertaking a number of changes to its marketing and recruiting. These changes include a new outside professional marketing firm and changes to its own key marketing and recruiting personnel. To further improve its recruiting results, Ross has recently signed articulation agreements with Rowan University, Fairleigh Dickinson University and Delaware Valley College. Articulation agreements help provide a smoother transition for students as they prepare to enter their medical or veterinary degree programs.

      Deaconess College of Nursing
      ----------------------------
To generate interest from potential students, Deaconess utilizes varied marketing approaches. These include visits to Missouri and Southern Illinois high schools, targeted direct mail campaigns, alumni referrals, participation in information seminars in key markets and participation in key area career fairs. Deaconess holds open house events to attract local prospective students and advertises in healthcare career publications, in newspapers and on television and radio. In addition, Deaconess maintains an extensive informational Web site that generates nearly one-third of all potential applicant leads.

Deaconess employs regional admission representatives who arrange for interviews and campus tours for applicants seeking admission. Admission requirements include having a high school diploma or GED with a minimum cumulative grade point average depending upon the program in which the applicant is interested. Applicants must pass the Deaconess standard pre-admission exam or obtain a prescribed minimum score on the ACT exam, depending upon the program in which the applicant is interested. Admissions decisions are made by a faculty Admissions Committee.


   Professional and Training
   -------------------------
Becker markets its courses directly to potential students and to selected employers, e.g., the large national and regional accounting and financial services firms. Alumni referrals, direct mail, print advertising and a network of on-campus recruiters at colleges and universities across the country generate the new students who take the CPA or CFA review courses. Becker runs its CPA review program on about 70 college campuses, recruiting students attending that college. Becker is also the preferred provider of CPA review for several of the largest CPA firms. The Becker Internet site provides another source of information to interested applicants. Becker also enrolls many students who have previously completed a competitor's course or a self-study program but who were then unable to pass the exam.

In response to the 150 credit hour requirement to take the CPA exam, some of the top colleges and universities have designed their accounting programs to add a fifth year, either with a master of accounting curriculum or in connection with their MBA programs. In 1998, Keller introduced a graduate program, Master of Accounting and Financial Management. The MAFM program includes tracks for CPA and CFA candidates and culminates with the appropriate Becker exam review course.

Becker has introduced the CPA review course on CD-ROM and online for students who are unable to attend classroom based instruction.

With the acquisition of Stalla Seminars, the CFA exam review course is now offered in an expanded number of classroom locations and online. To further expand the reach of its CFA program review course, several investment analyst societies, including Toronto, Washington D.C., Chicago and Hong Kong, have adopted Stalla as their preferred, and in some cases, sole provider of CFA test preparation courses. Also, several prominent investment firms have been added to the Stalla client roster, further expanding the reach and prominence of the Stalla brand.

ACCREDITATION and APPROVALS
---------------------------
Accreditation is a process for recognizing educational institutions and the programs offered by those institutions for achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through nongovernmental, voluntary, regional, national, professional or specialized accrediting associations. Accredited institutions are subject to periodic review by accrediting bodies to ensure that these institutions maintain the levels of performance, evidence institutional and program improvement, demonstrate integrity and fulfill other requirements established by the accrediting body.

   DeVry University
   ----------------
Although regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, it is an important strength for DeVry University, and provides significant advantages over most other for-profit colleges. College and university administrators depend on the accredited status of an institution in evaluating transfers of credit and applications to their schools. Employers rely on the accredited status of an institution when evaluating a candidate's credentials, and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for eligibility for federal financial assistance. Also, most scholarship commissions restrict their awards to students attending accredited institutions.


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

A comprehensive evaluation visit by NCA was conducted during August 2002. Subsequently, the Higher Learning Commission of NCA approved a 10 year re-accreditation for DeVry University. NCA further affirmed that DeVry University can offer, without restriction, any of its programs on-site, online or through any combination of the two. As a part of the re-accreditation, DeVry University submitted an interim report to NCA in May 2004 that included an update to the status of the implementation of the merger of DeVry and Keller into a single entity. The Company subsequently received notification that its report was reviewed and accepted. This successfully completed all requirements related to the 2002 NCA evaluation.

In addition to the NCA accreditation, the baccalaureate Electronics Engineering Technology ("EET") programs at most U.S. locations are accredited by the Technology Accreditation Board for Engineering and Technology ("TAC of ABET"). The baccalaureate Computer Engineering Technology ("CET") program at several U.S. locations is also accredited by TAC of ABET. The associate and baccalaureate level EET programs in North Brunswick are TAC of ABET accredited.

DeVry campuses will apply for TAC of ABET accreditation for the Biomedical Engineering Technology program, and additional campuses will apply for accreditation of the Computer Engineering Technology program when their first classes graduate from these programs. Also, newer DeVry campus locations will apply for TAC of ABET accreditation for their eligible programs when their first classes graduate.

The Dallas and Atlanta DeVry undergraduate campuses have received initial accreditation for their Health Information Technology program from the Council on Accreditation of the American Health Information Management Association (AHIMA). Additional DeVry campuses are also in the process of applying for this accreditation for their programs.

In the United States, each DeVry University location is approved to grant associate, bachelor's or master's degrees by the respective state in which it is located.

Until 2001, under Canadian law, the DeVry Calgary undergraduate campus was not permitted to grant degrees. However, students could transfer to campuses in the U.S. to complete their degree requirements. In 1995, the Alberta Department of Advanced Education, the State of Arizona and the Higher Learning Commission of the North Central Association of Colleges and Schools approved the DeVry campus in Phoenix to offer several bachelor of science degree-completion programs on the Calgary campus. This allowed students attending classes at the Calgary campus to complete their degree studies without relocating to a campus in the United States.

In 2001, the province of Alberta granted accreditation to DeVry Calgary to offer bachelor of technology degree programs in electronics engineering technology and computer information systems, as well as a bachelor of business operations degree program. DeVry Calgary became the first private, for-profit institution in Canada to be provincially accredited to grant baccalaureate degrees. The Computer Engineering Technology and Information Technology curricula offered at DeVry Calgary fall under the accreditation of DeVry Phoenix as an off-site instructional location. The Electronics Engineering Technology program is accredited by the Canadian Technology Board (CTAB).


   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine degree. The medical school has been recognized and accredited as a University and School of Medicine by the Dominican Medical Board ("DMB"). The National Committee on Foreign Medical Education ("NCFME") of the U.S. Department of Education has affirmed that the DMB has established and enforced standards of educational accreditation that are the equivalent of those promulgated by the U.S. Liaison Committee on Medical Education ("LCME"). In conjunction with the change in ownership arising from the Company's acquisition of

Ross University in May 2003, the Dominica Medical Board conducted site visits to the Dominica campus and the Miami clinical training facility. At its discretion, DMB may conduct additional site visits and reviews.

In addition, the states of New York, New Jersey, California and
Florida, the only four states to require separate licensure for medical schools, have approved or found the Ross program of study to be acceptable.

The Veterinary School has been recognized as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher Nevis, St. Kitts and is chartered to confer the Doctor of Veterinary Medicine degree. The Veterinary School is American Veterinary Medical Association ("AVMA") listed and has affiliations with 23 AVMA accredited U.S. Colleges of Veterinary Medicine for the completion of the final three terms of study by Ross students. Only students who graduate from an AVMA listed school are eligible for U.S. licensure.

      Deaconess College of Nursing
      ----------------------------
Deaconess College of Nursing is accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools. The ASN and BSN programs are approved by the Missouri State Board of Nursing. Both the ASN and BSN programs are accredited by the National League for Nursing Accrediting Commission ("NLNAC"). The BSN program is accredited by the Commission on Collegiate Nursing Education ("CCNE").


STATE and PROVINCIAL APPROVAL and LICENSING
-------------------------------------------
Authorizations from state or provincial licensing agencies or ministries are required to recruit students, operate the Company's schools and exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. Many states and provinces require for-profit postsecondary education institutions to post surety bonds for licensure. The Company has posted approximately $8.8 million of surety bonds with state and local regulatory authorities on behalf of DeVry University and an additional $0.7 million on behalf of Becker Professional Review in the U.S. and

CDN $0.3 million of surety bonds with regulatory agencies in Canada. Certain states have set standards of financial responsibility different from those prescribed by federal regulation. The Company believes it is in material compliance with state and Canadian provincial regulations. If the Company were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate that it was financially responsible, it could be required to cease operations in that state. To date, the Company has successfully demonstrated its financial responsibility where required.

TUITION and FEES
----------------
   DeVry University
   ----------------
Effective with the summer 2005 term, which is the first term in the Company's fiscal year 2006, tuition at the United States undergraduate campuses and University Centers for two semesters (one academic year) ranges from $11,790 to $13,060. Variations in tuition depend on the particular location attended. Based upon current tuition rates, for a student enrolling in the five-term undergraduate Network Systems Administration program, total tuition cost would range from $29,475 to $32,650. For a student enrolled in the eight-term undergraduate Business Administration program, total tuition cost would range from $47,160 to $52,240. Some DeVry University programs, including the Computer Information Systems and Electronics and Computer Technology programs, incorporate a laptop computer at some locations as a required element of the program and their tuition rates are, accordingly, somewhat higher than those noted above. Students enrolled in an online program generally pay a higher tuition rate. Students enrolled on less than a full time basis are charged a lower tuition, depending upon the number of credit hours taken each semester, although the tuition cost for a program taken totally on a part-time basis is higher than if taken on a full-time basis. Current tuition prices are approximately five percent higher than those previously in effect.

Undergraduate tuition rates at DeVry University are below the average tuition of four-year independent institutions, but are higher than the average of four-year publicly supported institutions. For the academic year 2004-2005, the average annual tuition and fees at four-year private schools was reported by the College Board to be $20,082, an increase of 6.0% from last year.

The average annual tuition and fees at four year publicly supported institutions increased nearly 11% from last year to $5,132, following an increase of more than 14% in the previous year. While tuition rates at publicly supported four-year institutions are considerably higher for out-of-state or non-resident students, in-state tuition rates generally remain below those at DeVry University. Two-year publicly supported institutions reportedly increased their tuition by 8.7% to $2,076 per year. This follows an increase in the previous year of 13.8%. Tuition rate increases at both private and publicly supported colleges and universities during the past two years are among the largest rate increases since the late 1980s and early 1990s.

Effective with the January 2005 term, graduate program tuition per classroom course (four quarter credit hours) ranges from $1,485 to $1,835, depending on the location at which the student is enrolled. This is an increase of approximately 5.0% and compares to tuition rates from $1,410 to $1,770 implemented in March 2004. The price for a graduate course taken online is $1,835 compared to $1,800 previously. A further price increase of approximately 5.0% for both on-site and online courses will be implemented in September 2005.

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

In addition to the tuition amounts described above, undergraduate students at DeVry University may incur a technology fee depending upon their program of study. Students must also purchase textbooks and supplies as part of their educational program.

   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
Current tuition and fees for the beginning basic sciences portion of the programs at the Medical School and Veterinary School are $10,900 and $11,000 per semester, respectively. These tuition rates became effective in January 2005, and represent a 7.5% increase from the January 2004 tuition rates. Tuition and fees for the final clinical portion of the programs are $12,000 and $13,750 per semester for the Medical and Veterinary schools, respectively. These amounts do not include the cost of books, supplies or living expenses. A further price increase of approximately 5.3% will be implemented effective with the Ross term that begins in September 2005.

The Company believes that the tuition charged by Ross University is at the low end of the range of prevailing tuition rates in private medical and veterinary schools but approximately equal to or higher than tuition rates in publicly supported medical and veterinary schools. Tuition rates at most medical schools and at Ross University have increased every year and the Company believes that tuition rates will continue to increase.

      Deaconess College of Nursing
      ----------------------------
Tuition rates for the 2004-05 academic year for on-campus and online programs were $426.00 and $435.00 per credit hour, respectively. Students enrolled on a full-time basis of between 12 and 17 credit hours are charged a flat tuition amount of $5,541 per semester. For the 2005-06 academic year, tuition is being increased to $455.00 and $465.00 per credit hour for the on-campus and online programs, respectively. Full-time enrollment tuition is being increased to $5,915 per semester.

The Company believes that the tuition charged by Deaconess is at the low end of the range of prevailing tuition rates in private nursing schools but equal to or higher than the tuition rates in publicly supported schools. Tuition rates at most nursing schools have increased every year and the Company believes that tuition rates will continue to increase.

   Professional and Training
   -------------------------
The price of the complete classroom Becker CPA review course is $2,460, which includes an enrollment fee. The complete CPA review course on CD-ROM and the complete online review course are also priced at $2,460. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $880 per section. Discounts from these tuition rates are offered under various enrollment promotions at college campuses and for students employed by participating accounting firms. The current list price for the basic onsite CFA exam course is $1,290 but is subject to various promotional program discounts. The Company expects to implement a price increase for this program in January 2006.

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

The Company believes that more than 70% of its U.S. undergraduate students receive some government-sponsored financial aid and that a similar percentage of the students attending the Calgary, Canada, DeVry campus receive some government-sponsored financial assistance. The U.S. Education Department's National Center for Education Statistics released a study that indicates that 63% of undergraduate students in 2003-04 received some form of financial aid, either from the federal government, their states, or their colleges. A similar 1999-2000 study on student financing of undergraduate education found a lesser percent of students received financial aid, approximately 55%. The percentage of students receiving financial aid varies greatly by the type of school, ranging from 89% in private for-profit schools, like those run by the Company, to 47% in public 2-year colleges.

DeVry develops an assistance package for students who require financial aid on the basis of a financial aid application completed by the student and the student's family. Government-sponsored financial aid is of great importance to the Company. In both fiscal 2003 and 2004, approximately 63% of the U.S. undergraduate tuition, book and fee revenues were financed by government-provided financial aid received by its students.

DeVry University further assists its undergraduate students in locating part-time employment. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed. The Company believes that a greater percentage of its full-time undergraduate students are employed to help finance the cost of their education.

At Keller Graduate School, student utilization of government-sponsored financial aid in the form of student loans has been increasing for the past several years, providing almost 70% of revenues in 2004. Additionally, the Company believes that more than half of its graduate students receive some tuition reimbursement assistance from their employers.

The government-provided financial aid and assistance programs in which many of the DeVry University, Ross University and Deaconess College of Nursing students participate are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act ("HEA") guides the federal government's support of postsecondary education. The Act was most recently reauthorized in the fall of 1998, redefining and extending the numerous financial aid programs currently in existence. Typically, the HEA is reviewed and amended every five years. However, other political agenda items have delayed this process. Both the Senate and House of Representatives are holding hearings on the next reauthorization of the Higher Education Act, but it is not expected to be completed before the end of 2005. Even if reauthorization continues to be delayed, current financial aid programs are being extended as they have been in the past. Various proposals to the reauthorization may have a favorable impact on the amount of federal aid available in the future to students. As reauthorization moves forward towards completion and final approval, there may be proposals for change that could adversely affect the amount of student financial aid available to students. There is no assurance that federal funding will be continued at its present level or in its present form. A reduction in funding levels to financial aid programs could result in lower enrollments or an increased amount of Company-provided financial aid to its students.

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

In 1998, the Department of Education introduced a new standard of financial responsibility test for continued participation by an institution's students in federal financial assistance programs. The standard is based upon a composite score of three ratios which are designed to measure various aspects of an educational institution's financial stability. These ratios include an equity ratio which measures the institution's capital resources; a primary reserve ratio which measures an institution's ability to fund its operations from current resources; and a net income ratio which measures an institution's ability to operate profitably.

In June 2004, the Company received notice from the Department of Education that the Equity, Primary Reserve and Net Income ratios ("financial responsibility ratios") yielded a composite score of
1.4 for the year ended June 30, 2003. A minimum score of 1.5 is necessary to fulfill the requirements of the Department's financial standards. Effective with receipt of this notice by the Company, the Department required DeVry University to make financial aid disbursements under a Cash Monitoring mode. Under this Cash Monitoring, DeVry University could not submit requests for financial aid funds for its students in an amount greater than the amount of the actual disbursements made to students included in the request. DeVry University has historically requested financial aid reimbursements in a fashion similar to that imposed by this restriction and, therefore, cash flow was not significantly affected. In late July 2004, in response to its request, DeVry University received notice from the Department of Education that the restriction to operate under Cash

Monitoring had been suspended pending submission of audited financial statements for the fiscal year ending June 2004. Audited financial statements were subsequently submitted as required. The Company's calculation of its composite score at June 2004 was confirmed by the Department of Education to be above the required minimum of 1.5. The Company calculated its composite score at June 30, 2005, and determined that it is above the required minimum of 1.5.

The Company believes that it has demonstrated the required level of financial stability and will be able to continue to do so. Failure to achieve these financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide the educational services it offers could result in the Company being required to post a letter of credit to permit its students to continue to participate in federal financial assistance programs. In addition to the regulations and standards which must be met by the institution, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Institutions that participate in U.S. federal financial aid programs must disclose information about undergraduate student completion rates to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as "first-time, full-time degree-seeking" students. At DeVry University, undergraduate admission requirements have been changed and student support services have been added, both aimed at improving student completion rates. For the summer and fall 1998 freshman student cohorts (the latest period for which final completion statistics are available), the graduation rate for the DeVry U.S. undergraduate campuses remained unchanged from the prior year but did improve from the rates in the previous several years. The Company is currently compiling its completion statistics for 1999. Completion rates, as defined by the Student-Right-To-Know Act at each of the U.S. undergraduate campuses, generally fall within the range of completion rates at selected four-year urban public colleges in the areas in which these campuses are located. Many students who previously attended another college are admitted to DeVry's undergraduate programs, particularly at its University Centers and in its online programs, but are not included in these completion rate statistics. Completion rates for undergraduate students entering with previous college experience are generally higher than for first-time students.

DeVry University maintains a staff at its Oakbrook Terrace headquarters to review, interpret and establish procedures for compliance with regulations governing financial assistance programs and process financial aid applications from its students. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding. Changes in or new interpretations of applicable laws, rules or regulations could have an adverse effect in the future.

In the United States, DeVry University has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2004. The Company's independent public accountants are currently conducting the required audits of the one-year period ending June 30, 2005. In conjunction with previously filed audit reports on the processing of financial aid on behalf of its student's participation in federal financial aid programs, DeVry University has been required to post letters of credit, generally of one year duration. Currently there are approximately $3.1 million in letters of credit outstanding. This compares to $1.4 million in letters of credit outstanding last year. The increase in outstanding letters of credit relates to an increase in audit findings of untimely refunds of financial aid as required by student financial aid program regulations.

The Department of Education may periodically conduct site visits at any of the Company's locations as a part of its program of periodic review of the administration of student financial assistance programs. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at several DeVry University campuses. Previous Department of Education program reviews have not resulted in material findings or adjustments. Although the Company has no reason to believe that any proceeding against the Company is presently contemplated, if such a proceeding were initiated against the Company and resulted in a substantial curtailment of DeVry University's participation in government grant or loan programs, the Company could be adversely affected.

In January 2003, the New York State Comptroller's Office began an audit of DeVry University New York's compliance with the New York State Tuition Assistance Program Grant ("TAP") requirements for the three-year period ending June 2002. Fieldwork was completed in June 2003, and a preliminary report was issued in July. The Company responded to the preliminary report, disagreeing with some of the findings in the report. Subsequently, the Company received an amended report and responded again. In the first quarter of fiscal 2005, the Company received the final report and determination of disallowance of some of the funds disbursed that resulted in financial liability to the Company. The final liability amount was not material relative to the total amount of financial aid disbursed under the New York program and was approximately equal to the amount the Company had previously estimated and accrued. The Company has remitted the required claim of disallowance, and the matter is now closed.

In conjunction with the required annual review procedures related to the Toronto-area campuses' administration of financial aid programs under the Ontario Student Aid Program, these campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could then be used as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. The Company's Toronto-area campus has not accepted new student admissions since 2003 and discontinued all operations. Students enrolled at that campus completed their education under an agreement with the RCC College of Technology as previously announced. Accordingly, the Company is no longer participating in these financial aid programs.
Final discussions with the Ministry resulted in a resolution of all claims for an amount of less than CDN$80,000 which had been previously accrued.

In connection with the Company's actions in the Denver-area market to operate as a part of DeVry University, the Company discontinued the original Denver Technical College educational programs and its separate eligibility for student financial aid. As required, the Company completed and submitted a final audit of its participation in these financial aid programs. Approximately $430,000 of remaining financial aid funds were identified as a part of this audit as needing to be returned to the appropriate federal and state funding sources. Amounts owed have been returned. This settles all of the Company's remaining liability under these programs. The Company had previously estimated and accrued for this liability.

In the spring of 2004, the Company received a complaint from a student at its Alpharetta, Georgia, DeVry undergraduate campus that an admissions advisor had entered incorrect financial information into the student's application for financial aid. Upon review by the Company, it was determined that financial information entered for this student and several other students was incorrect. The Company promptly notified the U.S. Department of Education of its review and findings as required by federal regulation and terminated several employees for violation of Company policies. The Company's internal controls prevented any student from receiving an incorrect disbursement. The Chicago office of the Inspector General acknowledged that the Company should continue its internal review and report any further findings within six months. The Company has completed its review and determined that no further action is necessary.

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

     Grants These funds, made available by the government to all eligible students who demonstrate financial need, do not have to be repaid. Only undergraduate students are eligible to participate in the Pell and SEOG Grant programs.
     Eligible students could receive a Pell grant ranging in amount from $400 to $4,050 for the 2004-2005 year. For the 2005-2006 year, the maximum Pell grant remains unchanged. Increases in Pell grant limits have historically lagged behind the rate of tuition increases.

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

     Loans Students at DeVry University participate in the Stafford and PLUS programs within the FFELP and FDSL program and in the Perkins loan program. Under the FDSL program, students or parents borrow directly from the Department of Education, rather than from commercial lenders, under terms that are generally the same as for loans under the FFELP.

          STAFFORD LOANS A subsidized Stafford loan, awarded on the basis of student financial need, is a low interest loan with interest charges and principal repayment not scheduled to begin until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $2,625 for dependent students in their first academic year to $5,500 for students in their third or higher academic year, increasing to $8,500 per academic year for graduate students. An unsubsidized Stafford loan may be awarded to students who do not meet the needs test. This loan incurs interest charges from the time the loan is disbursed; however, the interest payment may be deferred until the principal payments begin. Unsubsidized loan limits per academic year range from $4,000 for students in their first academic year to $5,000 or $6,000 in higher academic years, depending upon the student's financial status determination as dependent or independent, increasing to $10,000 per academic year for graduate and professional program students. Both the subsidized and unsubsidized loans are available to undergraduate and graduate students.

          PLUS LOANS A PLUS loan enables parents of a dependant student to borrow for the cost of their children's education. These loans are not based on financial need, they are not subsidized and interest charges and repayment begin following receipt of the loan.

          PERKINS LOANS A Perkins loan is a low interest loan available to only those undergraduate students who demonstrate exceptional financial need. Perkins loans are available up to a maximum of $4,000 per academic year. Funding for this program is provided, in part, by the Department of Education and, in part, by the participating institution. As loans are repaid, the principal and interest from these repayments is returned to the pool of funds available for future loans to students at that institution. New funding from the Department of Education has been very limited in amount for the past several years and there is no certainty that new funding for this program will be continued.

     More than 65% or more of the financial aid received by DeVry
     University undergraduate students and 100% of the federal financial aid received by its graduate students has been provided by federal student loans.

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

"90/10 Rule" This U.S. Department of Education regulation affects only for-profit postsecondary institutions, such as DeVry University. Under this regulation, students attending a for-profit institution that derives more than 90% of its revenues from federal financial assistance programs in any year are not able to participate in these programs for the following year. This regulation is commonly referred to as the "90/10 rule." Prior to 1999, the rule permitted 85% of revenues to be collected from federal financial assistance programs. When the limit was increased to 90%, the definition of revenues was modified to exclude revenue funded by institutional scholarships. Final data for fiscal 2005 are not yet complete but, in fiscal 2004, the DeVry U.S. undergraduate campus system derived approximately 63% of its revenues from these programs. These defined financial aid programs provided approximately 70% of revenues from students enrolled in graduate programs.

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

Canadian Government Financial Aid Programs Canadian undergraduate students, other than students from Quebec, are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian Student Loans are available to DeVry students who are Canadian citizens or permanent residents of Canada. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Canada Study Grants for students whose financial needs and special circumstances cannot otherwise be met, tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions and interest relief on loans are also available to qualified applicants to help finance their education.

Company-Provided Financial Assistance The Company's EDUCARD Plan is available to undergraduate students attending its educational programs in the U.S. Similar installment payment options are available at the Calgary, Canada campus. The EDUCARD Plan is an installment loan program designed to assist students who are unable to completely cover educational costs with student and family contributions, federal and state grants and loans. The installment loan feature of the EDUCARD Plan is available to a student only after other student financial assistance has been applied toward the payment of tuition, books and fees and is available only for those purposes. Repayment of EDUCARD Plan balances is negotiated in accordance with the financial circumstances of the particular student, but most typically is a monthly repayment plan with all balances required to be paid within 12-24 months following a student's graduation or termination of study. The receivable balance related to DeVry University's EDUCARD Plan for its U.S. undergraduate students at June 30, 2005, was approximately $44.5 million, compared to approximately $28.0 million last year. The Company believes that the principal factors leading to the increase in accounts receivable are higher tuition rates with no commensurate increase in the amount of available student financial aid, extended monthly payment plans to better serve the growing number of military and adult students at DeVry and an increased proportion of part-time students who have less financial aid eligibility than do full-time students. Also, the shorter eight-week sessions at DeVry University Centers and online has produced a slower collection of receivables as administrative systems and staff adjust to the new and shorter collection cycle. Amounts owed by students under the EDUCARD Plan are subject to a monthly interest charge of one percent of the average outstanding balance.

In September 2000, several undergraduate campuses began offering a supplementary loan program with funding from private lenders. This new program was aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. This program, with a limited DeVry University risk sharing for loan defaults, has longer repayment periods, lower monthly payments and generally lower interest rates on borrowings than offered by the EDUCARD Plan, and is intended as an alternative to the current EDUCARD program. This program has now been expanded to all DeVry University campuses.

In addition to the student financial assistance provided by the EDUCARD Plan, numerous scholarships are offered to DeVry University undergraduate students. Scholarship programs are generally aimed at recent high school graduates and students enrolled at community colleges with awards that range from $1,000 per term up to the amount of full tuition. Scholarship programs were offered in previous years and are expected to be offered in the future to help attract students. DeVry University has also provided funds in the form of institutional grants which help those students most in need of financial assistance.

Keller Graduate students who wish to defer tuition payment may choose from several deferred payment plans, and students eligible for tuition reimbursement plans may have their tuition billed directly to their employer.

The U.S. Congress has, from time to time, provided various tax benefits related to educational expenses incurred by graduate and undergraduate students. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee's income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
Eligible students attending the Ross University School of Medicine and the School of Veterinary Medicine can receive federal financial aid in the form of student loans. Loan limits are $18,500 per academic year with a $138,500 aggregate borrowing limit that includes Stafford Loan amounts borrowed as an undergraduate. Of the $18,500 in academic year borrowings, no more than $8,500 may be in subsidized loans with the balance in unsubsidized loans. In addition to student loans under Title IV regulations, many Ross students borrow additional amounts under private loan programs to pay the portion of their tuition that exceeds federal loan limits and also to help pay for living expenses while they are in school. Ross University offers a limited number of full tuition scholarships to students who meet the necessary qualifications.

      Deaconess College of Nursing
      ----------------------------
Approximately 70% of students attending Deaconess College of Nursing receive some form of financial assistance. Deaconess students are eligible for most of the same financial aid programs available to students attending DeVry University. These programs, which have been previously described, include Federal Pell Grants, Federal Supplemental Educational Grants, Federal Work Study, Federal Stafford Loans and Federal PLUS loans.

   Professional and Training
   -------------------------
Students attending the Becker CPA or CFA review courses are not eligible for federal or state financial aid, but many of them receive partial or full tuition reimbursement from their employers.

STUDENT LOAN DEFAULTS
---------------------
   DeVry University
   ----------------
For a variety of reasons, high student loan default rates on federal student loans are most often found in proprietary institutions, institutions having large minority student populations and community colleges, all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities. In 1989, the U.S. Department of Education instituted strict regulations that penalize educational institutions whose students have high loan default rates. These regulations were further tightened by the 1992 Higher Education Reauthorization Act. Any individual institution with a FFELP or FDSL cohort default rate exceeding 20% for the year is required to develop a default management plan in order to reduce defaults, although the institution's operations and its students' ability to utilize student loans are not restricted. Any individual institution with a FFELP or FDSL cohort default rate of 25% or more for three consecutive years is ineligible for participation in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the two succeeding fiscal years. In addition, students attending an institution whose cohort default rate has exceeded 25% for three consecutive years will be ineligible for Pell grants. Any institution with a FFELP or FDSL cohort default rate of 40% or more in any year is subject to immediate limitation, suspension or termination proceedings from all federal aid programs. DeVry University has never had a FFELP cohort default rate of 25% or more for three consecutive years nor a cohort default rate of 40% or more in any one year.

DeVry University carefully monitors its students' loan default rate. To help reduce student loan default rates, the Department of Education requires that all educational institutions wait 30 days before disbursing funds to first-time, first-year undergraduates to prevent potential early-term dropouts from defaulting on their loans. Students who leave school in the early part of their educational program typically default on their loans at a higher rate than do students who remain and complete the program. Another significant factor in controlling student loan default rates is the servicing and collection efforts by lenders and loan guaranty agencies. DeVry University assists the efforts of these lenders and agencies by contacting its students who are delinquent in their loan repayments and advising them of their responsibilities and rights to deferments or collection forbearance if they are eligible.

According to the U.S. Department of Education, the final default rate for all colleges and universities eligible for federal financial aid has been in the five to six percent range in the past several years. DeVry University had a FFELP U.S. student loan cohort default rate for 2002 of approximately 7.1%. This compares to a weighted system average of 7.6% for 2001 and 8.7% for the year 2000. The reported rates for 2002 reflect the proportion of former students who were due to begin repaying their loans during that year but who were in default by the end of 2003. Default rates for 2003 have not yet been released. DeVry University is not subject to any restriction or termination under any student loan program.

Undergraduate students who attend the U.S. DeVry campuses also participate in the Federal Perkins loan program. The program is administered entirely by the institution, including the responsibility for collection of outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. Any institution with a Perkins loan cohort default rate between 20-30% will receive a reduced annual federal contribution to the program. If the Perkins loan cohort default rate exceeds 30%, the institution will not receive any new federal contribution to the program. However, new loans to eligible students may continue to be made from the pool of funds created by monthly repayments on previous loans.

For fiscal 2004 (the latest year for which data is available), 2003 and 2002 the DeVry University Perkins loan cohort default rates were approximately 8.5%, 11.7% and 13.8%, respectively. Student counseling and additional collection efforts, including the assistance of outside loan service agencies, have been implemented and have, in part, contributed to the reduction in the default rate. Because of the relatively small amounts of new funding available for this program relative to other available financial aid programs, even with the addition of funds available for new loans from the repayment of outstanding loans, this program is not a material source of financial aid to DeVry University undergraduate students.

   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
Default rates under Title IV loans for 2002 were 1.3% and 0.7% for the medical and veterinary schools, respectively. For the previous year, 2001, the default rates were 1.1% and 0.0% for the medical school and veterinary school, respectively. Default rates for 2003 have not yet been released.

      Deaconess College of Nursing
      ----------------------------
Default rates under Title IV loans for 2002 and 2001 were 2.2% and 2.0%, respectively. Default rates for 2003 have not yet been released.

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

The need for skilled employees has placed an increased premium on educated workers in our economy as evidenced by the widening gap in wages of college vs. high-school graduates. In 2000, the median income of U.S. employees with a bachelor's degree was approximately $50,000, more than 60% higher than the median income for those with only a high school education. It is estimated that 85% of the jobs in the United States currently require education or training beyond high school, up from only 65% as recently as 1991.

DeVry University attempts to gather accurate data on the number of its undergraduates employed in positions related to their program of study within six months following graduation. To a large extent, the reliability of such data is dependent on the quality of information that graduates report to DeVry University. In the U.S., there were more than 58,000 graduates over the ten-year period ending October 2004, who were eligible for career services assistance (i.e. excluding graduates who continued their education, students from foreign countries not legally eligible to work in the U.S. and other similar categories of students who were not available for employment.). Of the more than 50,000 graduates during this ten-year period who actively pursued employment or were already employed, nearly 91% held positions related to their program of study within six months of graduation.

For the three undergraduate classes that ended in calendar year 2004, there were 7,538 net graduates (excluding students continuing their education, students from foreign countries legally ineligible to work in the U.S. or ineligible for employment because of extreme circumstances), from undergraduate degree and diploma programs in the U.S., excluding the one-year post-baccalaureate Information Technology program. From the 7,538 net graduates, 5,744 actively pursued employment or were already employed. Of those 5,744 net graduates actively seeking or already employed, 4,865, or 84.7%, were employed in positions related to their program of study within six months of graduation. This compares to 83.4% who were employed in positions related to their program of study for the three classes that ended in calendar year 2003 and 82.3% who were employed in positions related to their program of study for the three classes that ended in calendar year 2002.

The Company believes that a significant number of graduating students currently employed in positions not directly related to their program of study have chosen to not actively seek other employment opportunities. For the three graduating classes in calendar year 2004, there were approximately 965 graduates who were employed but not in positions related to their program of study. Of these graduates, about 79% chose not to seek other employment through the Company's career services office.

The 2004 graduates achieved average annual starting compensation that varies by program of study, ranging from $31,764 to $44,482. Individual compensation levels vary depending upon the graduate's previous employment experience, program of study and geographic area of employment.

In Canada, for the three classes which ended in calendar year 2004, over 87% of graduates who actively pursued employment had obtained employment or were already employed in positions related to their program of study within six months of graduation. This includes those students who received diplomas, who received bachelor's degrees through the DeVry University Phoenix degree completion program in Calgary or a bachelor's degree awarded under the authority of the Government of Alberta and those students who completed their degree requirements at a U.S. DeVry campus, but does not include graduates of the one year Information Technology program. At the Canadian undergraduate campuses, there were more than 4,400 graduates over the past decade. For the ten-year period ending October 2004, more than 82% of those graduates who actively pursued employment or who were already employed when they graduated held positions related to their program of study within six months of graduation.

The majority of employers of the DeVry University graduates are in the electronics or information processing industries. The Company believes that no single employer has hired more than five percent of its graduates in recent years. Major employers of the DeVry University undergraduates include the following companies:
Accenture, Applied Materials, AT&T, Cellular One, Eastman Kodak, EDS, General Electric Company, Hewlett-Packard, IBM, Intel Corp, MCI, Motorola and Xerox.

DeVry University considers its career services commitment an important element of its service to students. Based upon suggestions and recommendations from current graduates, alumni and staff, the career services function is being restructured so that all career services, whether for an undergraduate, graduate, current or former student, are delivered through a single, more locally based organization versus a single centralized organization. A new national database is being created to further assist graduates, allowing them to view, apply for and interact with job leads appropriate to their experience and education level.

SEASONALITY
-----------
The Company's business is somewhat seasonal. Highest enrollment and revenues at DeVry University, Ross University and Deaconess College of Nursing typically occur during the fall back-to-school period, which corresponds to the second and third quarters of the Company's fiscal year. Slightly lower enrollment occurs in the spring, and the lowest enrollment generally occurs during the summer months. In the Professional and Training Segment, Becker Professional Review had historically experienced higher enrollments for its courses beginning in July, the period leading to the fall CPA exam, than for its classes beginning in January, the period leading to the spring CPA exam. However, with the introduction of the new on-demand exam format, the Company believes that the seasonal pattern will be much less pronounced.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, income before interest and taxes and net income by quarter for each of the past two fiscal years are included in Note 13 to the Company's Consolidated Financial Statements, "Quarterly Financial Data."


ADMINISTRATION and EMPLOYEES
----------------------------
The Company has approximately 4,800 regular full- and part-time employees including employees at Becker Professional Review, Ross University and Deaconess College of Nursing. Over 600 of these employees work at the corporate headquarters in Oakbrook Terrace, Illinois, and its newly opened nearby online offices. In addition, the Company employs more than 900 of its students at campuses during peak periods as faculty assistants and in other part-time positions. None of the Company's employees is represented by a union except for approximately 170 administrative and support employees of Ross University's medical school on Dominica. These employees are covered by a collective bargaining agreement with a local union. The Company believes that its relationship with its employees is satisfactory.

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

The faculty and staff at each DeVry University location are supported by a broad range of services provided by staff at the Company's corporate headquarters in Oakbrook Terrace, Illinois. Among the centrally provided support services are curriculum development, academic management, licensing and accreditation, marketing and sales management, computer services, financial aid processing, regulatory compliance, tax, payroll, finance and accounting.

   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
Both the Ross University School of Medicine and School of Veterinary Medicine are managed by a dean with appropriate department chairs to oversee the educational operations. In addition, each campus has student services staff to assist students with financial aid, housing and other student related matters. The campuses are supported by a central administrative staff located in Edison, New Jersey.

      Deaconess College of Nursing
      ----------------------------
Deaconess College of Nursing is organized in a fashion similar to that of a DeVry University campus. A school president is supported by program chairs to oversee educational operations and programs. Student services staff is available to assist campus and online students with admissions, student financial aid, housing and other aspects of student life. Administration of the Deaconess online program offerings is supported, in part, by staff at DeVry University.

   Professional and Training
   -------------------------
Becker Professional Review is managed by a central administrative staff headquartered in Oakbrook Terrace that supports instructors and coordinates local operations. Certain local operations management, as well as some other functions such as curriculum development, are located in smaller regional offices.

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

Faculty members are periodically evaluated based on student comments and observations by an academic dean. There are approximately 1,100 full and part-time faculty member employees among all of the DeVry undergraduate teaching locations. More than 85% of DeVry full-time undergraduate faculty member employees hold advanced academic degrees. In addition, DeVry engages adjunct and visiting faculty, as needed, and mostly in the evening programs and at DeVry University Online, who teach on a part-time basis while maintaining employment in their technical field or specialty.

Graduate program faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. A multi-session training course is used to train and develop new faculty throughout Keller's national system. Over the past several years, graduate school courses have been taught selectively utilizing full-time faculty to respond to student demand in areas of rapidly growing enrollment and to meet licensing approval requirements in certain states. Less than 10% of graduate instructors, excluding non-faculty Company employees who teach courses on an occasional basis, are employed on a full-time basis.

DeVry University faculty are not tenured. They have teaching schedules that may include both day and evening classes, either on a campus or DeVry University Center or online. Additionally, some faculty may teach both graduate and undergraduate courses, depending upon their qualifications and the need for faculty at specific locations or for specific courses.

   Medical and Healthcare
   ----------------------
      Ross University
      ---------------
Ross University has approximately 500 employees, 100 of which are at its New Jersey administrative office location. The medical school employs approximately 65 full-time faculty who teach the basic science program. Full-time faculty members have a Ph.D. or an M.D. degree. Full-time faculty are supplemented by visiting or part-time faculty engaged to lecture on very specialized or emerging subject matter.

The veterinary school employs approximately 50 full-time faculty who teach the basic science pre-clinical portion of the program.
Faculty members have either a Ph.D. or D.V.M. degree.

Faculty members are not tenured, but each faculty member generally has an employment agreement of one to three years in length.

      Deaconess College of Nursing
      ----------------------------
Deaconess College of Nursing has approximately 35 employees. Included in this total are 11 full-time faculty. In addition, there are more than 15 part-time faculty who are employed on a per course basis that assist in teaching courses in the nursing curriculum. All faculty have a Master's of Science in Nursing and several have a Ph.D. degree. Faculty members are not tenured. Certain general education courses in the nursing program are taught, under the terms of an agreement, by the faculty at a nearby university.

   Professional and Training
   -------------------------
Becker's faculty are primarily practicing professionals who teach the review courses on a part-time, course-by-course basis as required.

TRADEMARKS and SERVICE MARKS
----------------------------
The Company owns and uses numerous trademarks and service marks including "DeVry", "DeVry University", "Becker Professional Review", "Ross University" and variants thereof. All trademarks, service marks and copyright registrations associated with the Company's businesses are registered in the name of the Company or one of its subsidiaries and expire over various periods of time. The Company vigorously defends against infringements of its trademarks, service marks and copyrights.


ADDITIONAL INFORMATION
----------------------
The Company's Web site is at the following Internet address:
http://www.devryinc.com.

We make available free of charge through our Web site, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (15 U.S.C. 78M(a) or 78o(d)) as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Additionally, the Company's Web site also includes copies of the following:
   DeVry Corporate Governance Principles
   Policy for Shareholder Communication with Directors
   Director Nominating Process
   Code of Business Conduct and Ethics
   Academic Committee Charter
   Audit Committee Charter
   Compensation Committee Charter
   Finance Committee Charter
   Governance Committee Charter

Information contained on the Company's Web site is not incorporated by reference into this report.

Copies of the Company's filings with the SEC and the above listed policies and charters may also be obtained by written request to the Director of Investor Relations at the Company's executive offices.

ITEM  2 - PROPERTIES
--------------------

DEVRY UNIVERSITY
----------------
DeVry University undergraduate campuses are large and modern buildings located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas, and many are served by public transportation.
Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, bookstores and student lounges. Laboratories include PC's and various telecommunication, electronic and biomedical equipment necessary to provide an appropriate environment for students' development of the required technical skills for their programs of study. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricular areas with numerous software packages supporting a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum.

None of the DeVry University campuses that are owned by the Company is subject to a mortgage or other indebtedness.

In Pomona, California; and Kansas City, Missouri; the Company currently leases additional space in adjacent office buildings in order to house selected administrative functions, permitting more space within the campus building to be used for classrooms and laboratories. Previously, the Company had also leased additional space in office buildings adjacent to its Phoenix and North Brunswick campuses.

In March 2002, the Company announced that it signed a lease for the construction of a 72,000 square-foot campus in Westminster (Denver), Colorado. Classes were offered in this facility for the first time in March 2003. This facility replaces the smaller facility acquired in 1999 with the Company's acquisition of Denver Technical College. The original facility is no longer essential to the Company's operations in the Denver-area and is being offered for sale.

In the Toronto-area, the Company's teachout agreement with RCC
College of Technology is completed, and the Company has surrendered its lease, effective June 30, 2005, to its landlord of the Mississauga, Ontario campus.

In Fremont, California, the Company completed construction of an 84,000 square foot dormitory adjacent to its campus. This dormitory began housing students in July 2005, the start of the summer semester. Capacity of this dormitory is approximately 300 students.

The table below sets forth certain information regarding the large campus properties at which DeVry University programs were conducted at June 30, 2005:

                          UNDERGRADUATE CAMPUSES
                          ----------------------

                                       June 2005

                                         Area
                                      (Approximate
                                      Square Feet)     Ownership
                                      ------------     ---------
Phoenix, Arizona                        120,000          Owned
Westminster (Denver), Colorado           72,000          Leased
Orlando, Florida                         72,000          Leased
Miramar, Florida                         99,000          Leased
Alpharetta (Atlanta), Georgia            65,000          Leased
Decatur (Atlanta), Georgia              108,000          Owned
Chicago, Illinois                       156,000          Owned
Addison (Chicago), Illinois             113,000          Owned
Tinley Park (Chicago), Illinois          70,000          Owned
Kansas City, Missouri                    75,000          Owned
North Brunswick, New Jersey              99,000          Owned
Long Island City, New York              155,000          Leased
Columbus, Ohio                          114,000          Owned
Fort Washington, Pennsylvania           105,000          Leased
North Irving (Dallas), Texas             95,000          Leased
Houston, Texas                          101,000          Owned
Pomona (Los Angeles), California        100,500          Owned
Long Beach (Los Angeles), California     98,000          Leased
West Hills, (Los Angeles),
  California                            108,000          Owned
Fremont (San Francisco),
  California                             99,000          Owned
Arlington (Washington, D.C.) Virginia    86,000          Leased
Federal Way (Seattle), Washington       102,000          Owned
Calgary, Alberta, Canada                 70,000          Leased




In addition to the undergraduate programs that are taught at these campuses, Keller graduate degree programs and Becker CPA
Review programs are also available at some sites.

In July 2005, there were 55 DeVry University Centers throughout the United States either in operation or planned to be opened in the coming months. Undergraduate degree programs are offered at 46 of these centers. The Company has announced plans to open new DeVry University Center locations in Cincinnati, Ohio, Raleigh-

Durham, North Carolina and Oklahoma City, Oklahoma in fiscal
2006.

DeVry University Centers are established in convenient metropolitan locations in modern buildings. These teaching centers, which mostly range in size from approximately 5,000 to 20,000 square feet, include classrooms, computer labs with Internet access, reference materials, admissions and administrative offices. Teaching centers have an information center designed to enhance students' success and support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; popular business periodicals; videos of selected courses; and access to numerous electronic data-bases.

Examples of smaller DeVry University Centers include those in Scottsdale, Arizona (4,000 square feet); Waukesha, Wisconsin (4,800 square feet); and Kansas City, Missouri (5,200 square feet). Larger DeVry University Centers include Cleveland, Ohio (15,800 square feet); Columbus, Ohio (16,200 square feet); and Las Vegas, Nevada (18,500 square feet).

In the fourth quarter of fiscal 2005, the Company received an offer to sell its building located at 925 South Niagara Street, in Denver, Colorado. The building was acquired in 1999 with the acquisition of Denver Technical College but was replaced in 2003 when a new and more modern facility was built to serve the Denver-area market. Although it is still being used for classrooms and offices, the building is not as well-located nor as well-suited to current operations as the newer facility. Accordingly, in June 2005, the Company entered into an agreement to sell the building. In August 2005, the Company was notified by the prospective purchasers that they were terminating the sales contract. The Company has offered this building for sale to other interested buyers.

MEDICAL AND HEALTHCARE
----------------------
   Ross University
   ---------------
The medical school's basic science instructional facilities are located on an approximately 25 acre campus on the Caribbean island of Dominica. Approximately 14 acres are occupied under lease. An additional 11 acres were purchased in fiscal 2004 to facilitate expansion of instructional facilities and student housing.

In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose lab, library and learning resource center, offices, bookstore, cafeteria and recreational space. Classrooms and laboratories are equipped with state of the art audio-visual equipment. During fiscal 2005, the medical school refurbished 78 housing units that occupied part of the land acquired in the previous fiscal year. The refurbished housing units are being used for students and visiting faculty. During fiscal 2004, a new 33,000 square foot multi-purpose building that includes a 308 seat auditorium, problem-based learning labs and faculty offices was completed and put into service. A new 21,000 square foot facility with a 300 seat classroom, patient simulator labs and a patient exam center was also completed and put into service.

The veterinary school's pre-clinical instructional facilities are located on a 50 acre site. The Company owns 27 acres including a five acre parcel of land acquired in fiscal 2004 to facilitate campus expansion. The remaining 23 acres are pasture land leased from the government under a long-term lease. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, aviary, livestock barns and paddock. In fiscal 2005, additional emergency backup electrical generating capacity was added and construction began on a 150-unit housing facility for first semester students. Estimated completion of the housing units is late fiscal 2006 or early fiscal 2007. Plans are being finalized for the construction of a new 150 seat classroom building to further increase student capacity.

Ross University central administration is located in approximately 18,000 square feet of leased office space in Edison, New Jersey.

   Deaconess College of Nursing
   ----------------------------
Deaconess leases approximately 55,000 square feet of space in a hospital facility located in St. Louis, MO. The Deaconess facilities include classrooms, dormitory space and administrative offices.

PROFESSIONAL and TRAINING
-------------------------
Becker is headquartered at the Company's corporate headquarters in Oakbrook Terrace, Illinois. In addition to this main administrative center, Becker leases approximately 8,300 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases approximately 3,500 square feet of space in Melville, New York. for its eastern regional sales and administrative staff.

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

CORPORATE
---------
The Company's administrative offices are located in approximately 160,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois, a suburb of Chicago. In addition, the Company leases more than 50,000 square feet in an adjacent building for its data center, additional office space, storage and other miscellaneous use.

In fiscal 2005, the Company purchased a 108,000 square foot building in Naperville, Illinois, a nearby suburban location, to house its expanding online operations. A parking deck is currently under construction to expand the available parking capacity at this site to facilitate further building occupancy. With the relocation of staff associated with the online operations to the Naperville facility, future space requirements in the Oakbrook Terrace headquarters may be reduced somewhat.

The Company's leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases contain provisions giving the Company the right to renew its lease for additional periods at various rental rates, generally at rates higher than are currently being paid.

ITEM 3 - LEGAL PROCEEDINGS
--------------------------
The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs' attorneys. This subsequent action has been stayed pending the outcome of the Gardner matter. Discovery continues in the Gardner matter, but there is no determinable date at which this matter may be brought to conclusion.

In November 2000, Afshin Zarinebaf, Ali Mousavi and another graduate of one of DeVry University's Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff Mark Macenas, a then-current student in another curriculum from a second Chicago-area campus. Discovery continues, and a hearing to determine class-action certification has been held, though the court has not yet announced its ruling.

The two alleged class actions seek money damages of an indeterminate amount. The Company has accrued $0.65 million representing the estimated minimum amount to resolve the above two class-action claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could then serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. The Company's Toronto-area campus discontinued operation and its students completed their education under an agreement with RCC College of Technology as previously announced. Accordingly, the Company is no longer participating in these financial aid programs. Final discussions with the Ministry resulted in a resolution of these claims during the fourth quarter of fiscal year 2005 for an amount less than CDN$80,000, for which the Company had previously accrued.

In August 2005 counterclaims were filed against the company's subsidiary Dominica Management, Inc. and the Ross University School of Medicine by defendants American University of Antigua College of Medicine, Neal Simon and Sol Weltman in a case filed by Dominica Management, Inc. in the U.S. District Court for the Southern District of New York in September 2004. The original case filed by Dominica Management, Inc. sought relief primarily for alleged copyright infringement, misappropriation of trade secrets and confidential information, and unfair competition. The counterclaims allege, inter alia, anticompetitive behavior, tortious interference with prospective economic relationships, and defamation. Damages sought in connection with the counterclaims are in excess of $1,000,000. Discovery into these claims is commencing.

While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to the pending claims. At this time, the Company does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year.

                    EXECUTIVE OFFICERS OF THE REGISTRANT


The name, age and current position of
each executive officer of the Company
are:

Name, Age and Office                    Business Experience
--------------------                    -------------------

Dennis J. Keller                64      Mr. Keller co-founded Keller
                                        Graduate School of Management in
   Chairman of the Board, DeVry Inc.    1973.  From the inception of the
                                        Company, Mr. Keller has been
                                        Chairman of the Board.  Mr. Keller
                                        previously held the position of
                                        Chief Executive Officer.  In
                                        November 2002 he became Co-Chief
                                        Executive Officer with Ronald
                                        Taylor until July 2004.



Ronald L. Taylor                61      Mr. Taylor co-founded Keller
                                        Graduate School in 1973 and has
   Director and Chief Executive         been a director since its
   Officer                              inception.  Mr. Taylor was Dean of
                                        Keller Graduate School from its
                                        inception until 1981, when he
                                        became President and Chief
                                        Operating Officer of KGSM.  Mr.
                                        Taylor became Co-Chief Executive
                                        Officer of the Company in November
                                        2002 and was appointed Chief
                                        Executive Officer in July 2004.



Daniel M. Hamburger              41     Mr. Hamburger joined the Company in
                                        November 2002 as an executive vice
   President and Chief Operating        president with responsibility for
   Officer, DeVry Inc.                  the Company's online programs and
                                        Becker Professional Review
                                        division.  In July 2004, Mr.
                                        Hamburger was appointed president
                                        and chief operating officer of the
                                        Company.

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
                                        Commerce Division.

O. John Skubiak                 55      Mr. Skubiak joined Keller Graduate
                                        School of Management more than 25
   Executive Vice President and         years ago.  He has held senior
   President, DeVry University          management positions with Keller
                                        Graduate School and DeVry
                                        Institutes over that time.  Mr.
                                        Skubiak assumed his current
                                        position in July 2004, with
                                        responsibility for all DeVry
                                        University operations other than
                                        its online operations.


Thomas C. Shepherd              55      Dr. Shepherd joined the Company in
                                        October 2004 as president of Ross
   Executive Vice President, DeVry      University.  Prior to joining the
   Inc. and President, Ross             Company, Dr. Shepherd was president
   University                           of Bastyr University, a Washington
                                        based university with offerings in
                                        healthcare education.  He also co-
                                        founded Royale Healthcare, a
                                        hospital management company, and
                                        has served in senior management
                                        roles for several hospitals and
                                        healthcare facilities.


Paul Eppen                       42     Mr. Eppen joined the Company in
                                        April 2004 as a senior vice
     Senior Vice President and Chief    president and chief marketing
     Marketing Officer, DeVry Inc.      officer.  Prior to joining the
                                        Company, Mr. Eppen held similar
                                        positions at True Green Companies,
                                        a division of Service Master from
                                        May 2001, and at Conseco Direct
                                        from June 1998.  He has also held
                                        senior marketing positions with New
                                        York Life Ins. Co and Spiegel. In
                                        2005, Mr. Eppen assumed additional
                                        responsibility for public relations
                                        and alumni outreach.


Norman M. Levine                62      Mr. Levine has been with the
                                        Company since 1982 and its chief
   Senior Vice President and            financial officer since 1989.  He
   Chief Financial Officer, DeVry       became a senior vice president in
   Inc.                                 January 2001, assuming the added
                                        responsibility for the Company's
                                        tax planning and compliance. In
                                        2005, Mr. Levine assumed additional
                                        responsibility for the Company's
                                        investor relations efforts.

Gerald Murphy                   57      Mr. Murphy joined the Company in
                                        1995 as a vice president with
   Senior Vice President, DeVry         responsibility for the operation of
   University                           several of the DeVry undergraduate
                                        campuses in the U.S. and Canada,
                                        following which he was responsible
                                        for new DeVry campus locations and
                                        program development. Mr. Murphy is
                                        currently responsible for the
                                        oversight of all the DeVry
                                        University site operations.


Sharon Thomas Parrott           55      Ms. Thomas Parrott joined the
                                        Company in 1982 after several years
   Senior Vice President, Government    as an officer in the U.S.
   and Regulatory Affairs and Chief     Department of Education's Office of
   Compliance Officer, DeVry Inc.       Student Financial Assistance. She
                                        served the Company in several
                                        student finance positions and later
                                        assumed responsibility for
                                        corporate communications and
                                        government and public relations.
                                        In her current position, she is
                                        responsible for implementing and
                                        maintaining the Company's corporate
                                        and government compliance program.
                                        She is also responsible for
                                        managing relations with key
                                        external audiences, including
                                        government officials, education
                                        policymakers and legislators.



Thomas A. Babel                 50      Mr. Babel joined the Company in
                                        1984 and held a number of positions
   Vice President, Student Finance,     including director of student
   DeVry Inc.                           accounts and dean of student
                                        finance.

                                        In his current position since
                                        September 2003, Mr. Babel is
                                        responsible for student finance
                                        policies and the delivery of
                                        federal and state financial aid in
                                        compliance with U.S. and Canadian
                                        federal, state and provincial
                                        student financial assistance
                                        regulations.

Jack L. Calabro                 63      Mr. Calabro joined DeVry in 1999 as
                                        vice president of Human Resources.
   Vice President, Human Resources,     Prior to joining DeVry, Mr. Calabro
   DeVry Inc.                           was vice chancellor of human
                                        resources at City Colleges of
                                        Chicago and vice president of human
                                        resources at Helene Curtis
                                        Industries.


James R. Dill                   57      Mr. Dill joined the Company in
                                        1972, originally working at the
   Vice President, Operations, DeVry    DeVry Columbus campus.  Most
   University                           recently Mr. Dill had been the
                                        president of DeVry University  -
                                        Addison.  In his current position,
                                        Mr. Dill is responsible for the
                                        management of several DeVry
                                        University operating locations.


Rose Marie Dishman              61      Dr. Dishman joined the Company in
                                        1992, serving originally as dean of
   Regional Vice President, DeVry       academic affairs for the DeVry
   University                           Pomona undergraduate campus before
                                        becoming president of the three
                                        Southern California campuses.  In
                                        her current position, Dr. Dishman
                                        is responsible for the management
                                        of several DeVry University
                                        operating locations.



James A. Dugan                  56      Mr. Dugan joined the Company in
                                        1980 serving in a number of
   Regional Vice President, DeVry       operating positions at DeVry
   University                           University - Phoenix, most recently
                                        as its president.  In his current
                                        position, Mr. Dugan is responsible
                                        for the management of several DeVry
                                        University operating locations.



Galen Graham                    56      Dr. Graham joined the Company in
                                        1982 serving in a number of
   Regional Vice President, DeVry       operating positions at the DeVry
   University                           Columbus campus, most recently as
                                        its president.  In his current
                                        position, Dr. Graham is responsible
                                        for the management of several DeVry
                                        University operating locations.

John Holbrook                   54      Mr. Holbrook joined the Company in
                                        2005 as vice president of new
   New Student Recruitment, DeVry       student recruitment. Mr. Holbrook
   University                           is responsible for field and campus
                                        admissions recruiting performance,
                                        including the improvement of full-
                                        time day enrollments. Prior to
                                        joining the Company, Mr. Holbrook
                                        served in related senior recruiting
                                        management roles with other
                                        national educational organizations,
                                        most recently serving as director
                                        of field recruitment and training
                                        for ITT.


Timothy Joyce                   44      Mr. Joyce joined the Company in
                                        August 2000 as controller.  Prior
   Controller, DeVry Inc.               to joining the Company, Mr. Joyce
                                        was vice president and controller
                                        of THK America, a manufacturer and
                                        distributor of electronic devices,
                                        in Schaumburg, Illinois.  In
                                        addition to his responsibilities as
                                        controller, Mr. Joyce is also
                                        actively participating in the
                                        Company's Sarbanes-Oxley compliance
                                        efforts.


James W. Kho                    60      Dr. Kho joined the Company in 2000,
                                        serving originally as president of
   Vice President, Operations, DeVry    DeVry University - Fremont.  In his
   University                           current position, Dr. Kho is
                                        responsible for the management of
                                        several DeVry University operating
                                        locations.


C. Robert LeValley              62      Mr. LeValley joined the Company in
                                        1972 as an admissions
   Regional Vice President, DeVry       representative, progressing to
   University                           positions of increasing
                                        responsibility, serving most
                                        recently as president of DeVry
                                        University - Kansas City.  In his
                                        current position, Mr. LeValley is
                                        responsible for the management of
                                        several DeVry University operating
                                        locations.


Donna M. Lorraine               52      Dr. Lorraine joined the Company in
                                        1994 as an assistant professor.
   Vice President, Operations, DeVry    Dr. Lorraine has been president of
   University                           DeVry University campuses in Dallas
                                        and Atlanta.  In her current
                                        position, Dr. Lorraine is
                                        responsible for several DeVry
                                        University operating locations.

Patrick L. Mayers               65      Dr. Mayers joined Keller Graduate
                                        School of Management in 1978 as
   Vice President, Academic Affairs,    dean of academic affairs.  Dr.
   DeVry Inc. and Dean, Keller          Mayers served as vice president of
   Graduate School of Management        academic affairs for Keller
                                        Graduate School until 1997 at which
                                        time he became vice president of
                                        academic affairs for the DeVry
                                        Institutes.  In 2002, Dr. Mayers
                                        was promoted to vice president of
                                        Academic Affairs for DeVry
                                        University and now also serves as
                                        the dean of Keller Graduate School.



Timothy H. Ricordati            49      In 2002, Dr. Ricordati was promoted
                                        to head all enrollment management
   Vice President, Student Services     activities at DeVry University.
   and Retention, DeVry University      Previously, Dr. Ricordati was Dean
                                        of the Keller Graduate School of
                                        Management, responsible for the
                                        Company's university center and
                                        online education operations and
                                        DeVry University enrollment
                                        management.  Currently Dr.
                                        Ricordati is responsible for
                                        overseeing and coordinating DeVry
                                        University student services,
                                        including student life and service
                                        activities, career services and
                                        retention programs.

Steven Riehs                    45      Mr. Riehs joined the Company in
                                        2004 as vice president and general
                                        manager of all online operations,
   Vice President and General           including enrollment growth,
   Manager, Online Operations, DeVry    program development and student
   Inc.                                 services. Prior to joining the
                                        Company, Mr. Riehs was chief
                                        executive officer at BrainX, Inc.,
                                        an education software company; vice
                                        president in the medical division
                                        of Kaplan Educational Centers and
                                        vice president and chief operating
                                        officer of Compass Medical
                                        Education Network.

Kenneth Rutkowski               58      Mr. Rutkowski joined the Company in
                                        1985 as director of operations and
   Vice President, Operations           administrative services and was
   Services and Administration, DeVry   promoted to his current position in
   Inc.                                 1991.  His responsibilities include
                                        managing the Company's real estate,
                                        business insurance coverage and
                                        various administrative functions.


Thomas J. Vucinic               58      Mr. Vucinic has been the general
                                        manager of Becker Professional
   Vice President, DeVry Inc. and       Review since 1997.  Prior to that,
   General Manager, Becker              Mr. Vucinic was the Company's
   Professional Review                  director of financial planning and
                                        analysis.



Gerald J. Wawrzynek             50      Mr. Wawrzynek has been with the
                                        Company since 1987.  He is
   Vice President, Tax and Treasury,    responsible for the Company's
   DeVry Inc.                           treasury operations and its tax
                                        planning and compliance.


David M. Webster                55      Mr. Webster joined the Company in
                                        April 2005 as its general counsel
   Vice President, General Counsel      and corporate secretary.  Prior to
   and Corporate Secretary, DeVry       joining the Company, Mr. Webster
   Inc.                                 was senior vice president and
                                        general counsel at Hawaiian
                                        Airlines and was of counsel at the
                                        law firm of Butler Rubin Saltarelli
                                        & Boyd.  Mr. Webster has previously
                                        been general counsel of A.T.
                                        Kearney, a partner in the law firm
                                        of Winston & Strawn and has held
                                        positions in the U.S. Arms Control
                                        and Disarmament Agency and the
                                        Federal Bureau of Investigation.

                                 PART II
                                 -------

ITEM 5 - MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
-----------------------------------------------------------
(a) Market Information
    ------------------
The Company's common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol "DV."

The following table sets forth the high and low sales price information by quarter for the past two years as reported in the consolidated transaction reporting system.


                         FISCAL 2005               FISCAL 2004
                      -----------------       --------------------
                       HIGH         LOW        HIGH           LOW
                      ------      ------      ------        ------
 First Quarter        $27.74      $17.09      $30.15        $21.85

 Second Quarter        20.83       13.05       27.74         21.97

 Third Quarter         19.35       15.45       31.89         24.96

 Fourth Quarter        24.48       18.55       32.38         26.10

(b) Approximate Number of Security Holders
    --------------------------------------
There were 664 holders of record of the Company's common stock as of September 1, 2005. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms and other financial institutions. The Company believes that there are over 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in the Company's profit sharing plan.

(c) Dividends
    ---------
The Company is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from the Company's subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries' debt agreements, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. The Company has not paid any dividends on its common stock and expects for the foreseeable future to retain all of its earnings from operations for use in the Company's business. From time to time, the board of directors will review the Company's dividend policy.
Any payment of dividends will be at the discretion of the board of directors and will be dependent on the earnings and financial requirements of the Company and other factors as the board of directors deems relevant.


ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------
Selected financial data for the Company for the last five years are included in the exhibit, "Five-Year Summary - Operating, Financial and Other Data", on page 164 of this report.


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

In fiscal year 2005, DeVry Inc. continued its programmatic diversification with the introduction of more business and healthcare programs, expanding the Company's position at the intersection of technology, business and healthcare education. We also expanded our existing programs to new locations, opening seven new DeVry University Centers and streamlined our operations to better position us for the future. In March 2005, the Company completed the acquisition of Deaconess College of Nursing, which along with DeVry University undergraduate biomedical programs, adds to the Company's strong presence in the rapidly growing field of healthcare. In July 2005, at the start of fiscal year 2006, the Company acquired Gearty CPE, a provider of continuing professional education programs and seminars in accounting and finance, primarily in the New York/New Jersey metro area. This acquisition allowed Becker Professional Review to enter the continuing professional education marketplace.

DeVry undertook several workforce reductions to better match human resources to the changing demands of our business. In addition, the Company implemented a comprehensive growth plan, which is aimed primarily at DeVry University. The focus of this plan is to improve recent financial results caused principally by declines in enrollment of full-time technology program undergraduate students. However, enrollments in business and management programs at DeVry University Centers and DeVry University Online continued to grow.

Changes to our management structure during fiscal 2005 included creation of the position of vice president of new student recruitment at DeVry University, aimed at better focusing undergraduate student recruiting efforts. Also during fiscal 2005, the Company added a general manager to oversee all aspects of its growing online operations and moved much of the online sales and support functions from its corporate headquarters location to a nearby newly-acquired facility to promote operational efficiency.

FISCAL YEAR ENDED JUNE 30, 2005 VS. FISCAL YEAR ENDED JUNE 30, 2004
The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for both the current and two previous fiscal years. Percents may not add due to rounding.
                                                   Fiscal Year
                                       ---------------------------------
                                         2005         2004         2003
                                         ----         ----         ----
Revenue                                 100.0%       100.0%       100.0%

Cost of Educational Services             56.0%        53.5%        53.9%
Student Services & Admin. Exp.           38.4%        35.1%        33.2%
Interest Expense                          1.2%         1.0%         0.2%
                                       -------      -------      -------
     Total Costs and Expenses            95.6%        89.6%        87.3%
                                       -------      -------      -------
Income Before Income Taxes and
 Cumulative Change in Accounting          4.4%        10.4%        12.7%

Income Tax Provision                      1.0%         3.0%         4.9%
Non-Recurring Tax Benefit                   -            -         (1.2%)
                                       -------      -------      -------
Income Before Cumulative Effect of
 Change in Accounting                     3.4%         7.4%         9.0%

Cumulative Effect of Change
 in Accounting                            0.2%           -            -
                                       -------      -------      -------
Net Income                                3.7%         7.4%         9.0%
                                       =======      =======      =======

Total consolidated revenue for fiscal 2005 declined from 2004 by $3.6 million or 0.5%. Revenues are reported net of tuition refunds applicable to students who withdraw from the academic term for which they are enrolled during the period specified by the refund policy. Revenues increased in the Professional and Training segment, Medical and Healthcare segment and in the Keller Graduate School of Management operations of DeVry University. However, lower DeVry University undergraduate enrollments for each of the three semesters that began during this fiscal year continued to affect overall financial results. Continued declines in full-time technology enrollments, principally at the large campus locations, was the primary cause of decreased total enrollment. Further contributing to the decline in revenue in fiscal 2005 compared to fiscal 2004 was the completion of outsourcing of campus bookstore operations at DeVry University as discussed more fully below.

   DeVry University
   ----------------
In the DeVry University segment, revenues declined from fiscal 2004 by $20.1 million, or 3.0%. Within DeVry University, total graduate courses taken during the year increased by 7.8% and tuition pricing was increased by approximately five percent effective with the term that began in January 2005. However, while total undergraduate enrollments continued to decline, enrollments in the undergraduate DeVry University Center and online operations within DeVry University continued their growth. Enrollment growth at the University Center and online operations, which are focused to serve working adult students interested primarily in the Company's business programs, was not sufficient to offset declines in full-time undergraduate enrollments at the large campuses whose primary focus has been recent high school graduates enrolled in technology-based programs. To reverse the pattern of declining technology and full-time student enrollments, additional marketing efforts were initiated. As a result of these additional marketing efforts, new undergraduate student enrollments in technology programs for spring 2005 declined by 14% from the year ago period, a much lesser rate than the decline of 30% vs. prior year in the preceding fall. For the summer 2005, new technology program enrollments were only 3.5% below those of a year ago, again reflecting the results of additional marketing efforts as the rate of decline in new technology enrollments continued to lessen.

For the spring of fiscal 2005, new student undergraduate enrollment increased by 6.4% from the prior year, following a decline of 5.8% in new student enrollments for the preceding fall. For the three semesters in fiscal 2005, the Company reported total undergraduate enrollments that were seven percent below those of a year-ago, reflecting the continued effect of declines in new student enrollments during fiscal 2003 and the latter part of fiscal 2002. Furthermore, a greater proportion of undergraduate students are now working adults who typically enroll for less than a full-time academic load. These part-time students pay a somewhat lesser tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the average tuition revenue per enrolled student has declined somewhat from previous years. Partially offsetting these declines was an approximately five percent tuition increase that became effective in November 2004. The previous tuition price increase, also approximately five percent, was implemented in March 2004.

For the summer 2005, which is the first term in the Company's fiscal year 2006, new DeVry University undergraduate student enrollments increased by 7.3% from last year as enrollments in the DeVry University Centers and online continued to increase. However, total undergraduate enrollments remained below prior year levels, down by 4.8%, from last summer. This represents a lesser rate of decline in total enrollments when compared to the decline in total undergraduate enrollments in spring that was 6.8% lower than in spring 2004. For the Keller Graduate School July session, total coursetakers increased by 11.3% from the prior July to 11,434.

Also contributing to the decline in DeVry University revenues was the completion of the transition to outsource management of DeVry University campus bookstore and educational supply sales to Follett Higher Education Group ("Follett"). During fiscal 2005, the Company completed an amended agreement with Follett to undertake the management of the remaining nine DeVry University campus locations, completing the transition that began several years ago. As a result of this transition, the Company no longer reports sales revenue at its previously owned bookstores but reports instead the commission income it receives on the sales made by Follett to DeVry University students. Accordingly, for fiscal 2005, revenues from the sale of books and educational supplies at DeVry University declined by approximately $8.6 million from last year, reflecting both the effects of lower student enrollments and completion of the outsourcing agreement. Although reported revenues have declined as noted above, there has been no significant effect on income as the commission earned from Follett approximates the profits previously generated by the bookstores when they were under Company management.

   Professional and Training
   -------------------------
In the Professional and Training segment, revenues reached a record high, increasing by $8.1 million, or 22.5% from last year. The increase in revenues this year is largely attributable to the sharp decline in revenues during the third quarter of last year at Becker Professional's CPA exam operations following the change in the CPA exam schedule and format. This year, with the new format exam offered on a regular schedule in each quarter of the year, the number of exam takers and enrollments in the Becker review course rebounded sharply from last year.

The change in the schedule of CPA exam administration also resulted in the realignment of the fiscal year for this business from its previous April year-end to a June year-end, consistent with the fiscal year-end for the rest of the Company. This change in accounting was made effective with the first quarter of this fiscal year.

   Medical and Healthcare
   ----------------------
The Medical and Healthcare segment revenues include Ross University and the results of the Deaconess College of Nursing from its date of acquisition at the end of March 2005. With approximately 450 students enrolled at the time of its acquisition, Deaconess revenues for the final three months of the fiscal year were approximately $1.1 million. At Ross medical and veterinary school operations, revenues increased by approximately $7.2 million, or 8.7%, largely as a result of a price increase of slightly less than eight percent implemented in January 2005. For the May semester, total enrollments at the medical and veterinary schools were 3,029, or 8.5% below those of a year-ago, as a result of changes to admissions standards for new students and increased satisfactory academic progress policies for continuing students. Revenue for the May 2005 term is recognized partly in fiscal 2005 and partly in the Company's new fiscal year 2006.


Other Educational revenue declined by $3.6 million, or 7.7%, from last year. Other Educational revenue is composed primarily of the sale of books and supplies in connection with the Company's educational programs, including the commission income earned from Follett. Also included is this category of revenue is the sale of Becker CPA Review course materials on CD-ROM and other CPA and CFA review study materials, application and other non-refundable student fees and interest or payment deferral charges on students' outstanding accounts receivable balances. The decrease in revenue from last year occurred because of the transition of the DeVry University bookstore operations to Follett as described above.

Interest Income on the Company's short-term investments of cash balances increased by $0.5 million. The increase is a result of both generally higher short-term interest rates available for these investments and a greater use of cash balances for investment rather than for use in offsetting bank service fees as the Company did in the previous year.

The Company's Cost of Educational Services increased by $17.2 million, or 4.1%, from last year. Cost of Educational Services includes the cost of faculty and related staff in support of educational operations. Faculty and related staff represent more than half of the costs in this expense category. Also included in this expense category are the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities and the provision for uncollectible student accounts.

Throughout the year, the Company maintained spending restraint and implemented cost reductions in areas that we believe did not affect the quality of student services. However, there have been cost increases in support of the expanding number of DeVry University Centers and growth in DeVry University Online enrollments. For example, in spring 2005, courses were being taught at eight new DeVry University Centers compared to the year-ago period and the number of online course takers increased by 79% from last year to 19,759.

Also included in the Cost of Educational Services is approximately $6.7 million of expense related to workforce reductions, principally at DeVry University, that were initiated during the year. In addition, the Company incurred an additional approximately $0.4 million of workforce reduction costs under its agreement with RCC College of Technology for the final phases of the teach out of the Toronto-area campus programs as described in more detail below.

Additions to land, buildings and equipment during this fiscal year were $42.9 million as the Company continued its investment in new and improved laboratory and computer equipment, improvements to facilities for its students and staff and expansion of operations. As a result, depreciation expense, most of which is included in Cost of Educational Services, increased to $40.9 million. In addition the Company recognized a $1.5 million pre-tax impairment loss related to a Company owned building in the Denver, Colorado area that was acquired in 1999 with the acquisition of Denver Technical College. Although still used partly as classrooms and offices, this facility is being offered for sale as it is no longer essential to the Company operations in the Denver-area, having been largely replaced by a new and larger DeVry University campus serving the Denver market.

Student Services and Administrative Expense increased by $24.6 million, or 8.9% from last year. Included in this expense category are the costs of new student recruiting, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to acquisitions of businesses including, most recently, Ross University and Deaconess College of Nursing. Amortization expense during fiscal 2005 included in this expense category was $14.1 million compared to $13.7 million last year.

The higher expense Student Services and Administrative expense also reflects greater efforts to generate more new student enrollments through increased advertising and student recruiting for all of the Company's educational programs, particularly the DeVry University undergraduate programs. Additional admissions advisors were added during the year at both DeVry University in support of its growing online operations and at Ross University's medical and veterinary schools. All new student recruitment expenditures are charged to expense as incurred.

The Company believes that reductions in technology field employment during the past several years has lessened applicant interest in these fields. Therefore, the Company increased the level of recruitment activity to increase student enrollments, particularly at DeVry University. The Company believes that increased and more effective expenditures for new student recruitment were largely responsible for the increase in new undergraduate student enrollment for the spring semester of fiscal 2005, which increased by 6.4% from the previous year. Costs of student recruitment efforts for the summer of fiscal 2006 are included in the just
completed fiscal 2005.   For summer of fiscal 2006, which is the first term
of the new fiscal year, new student enrollments increased for the second consecutive semester, up 7.3% from last year.

Also contributing to the increase in Student Services and Administrative Expense is approximately $1.7 million related to workforce reductions that were initiated during the year affecting employees whose wages were included in this expense category.

Initial development work on the DeVry University new student information system has been largely completed and the system functionality deployed.

This new student information system provides better support for the educational processes and related student services. In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs were capitalized. Indirect expenses, such as training and employee communications, were charged directly to expense as incurred. During the year, approximately $0.5 million was capitalized for this project. With initial development work now nearly complete, no further amounts are being capitalized. Costs associated with further development and improvements to the system are being charged to expense as incurred. Cumulatively, a total of $20.6 million was capitalized for this project. All of the initial elements of the system have been placed into service and the capitalized costs are being amortized to expense over their estimated useful lives, not exceeding five years. For the year, a total of $4.3 million of previously capitalized costs were amortized to expense. These amounts compare to $5.3 million that was capitalized during fiscal 2004 and $2.3 million of previously capitalized costs that were amortized to expense.

In addition to the new student information system, the Company undertook the implementation of a new budgeting and forecasting system this year to better manage the costs associated with the growing size and complexity of its operations. During the year, approximately $0.6 million of development costs were capitalized for this project.

One of the Company's directors is also an investor in, and a director of, a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm during fiscal 2005 and 2004 were approximately $1.1 million and $4.8 million, respectively. The Company estimates that, based upon current systems development activity, fees to be paid to this consulting firm in fiscal 2006 will be reduced from the level of fiscal 2005.

   DeVry University
   ----------------
The DeVry University segment operating income of $11.4 declined by almost 83% from last year. As discussed above, contributing to these lower earnings was $20.1 million less revenue than last year resulting, in part, from reduced total undergraduate student enrollments in each of the summer, fall and spring terms this year and an increased proportion of part-time students that each generate less tuition revenue than their full-time counterparts had generated in previous years. Partly offsetting these reductions were higher enrollments at the Keller Graduate School and tuition price increases implemented during the year. Expenses associated with new student recruitment increased from last year as the Company worked to overcome the declining undergraduate enrollments and incurred additional costs associated with new DeVry University operating locations. In addition, growing online enrollments required us to add staff and facilities to support these operations. Workforce reduction costs, totaling approximately $8.0 million and an asset impairment charge of approximately $1.5 million related to the offering for sale of a Denver-area facility discussed above, also contributed to the increase in expense and lower earnings.

Although spending on undergraduate campuses was curtailed as enrollments there continued to decline, significant fixed costs of operation, such as facility-related costs, could not be reduced. Operating losses of approximately $3.3 million in DeVry University's Canadian operations, which include the operating losses associated with the final shutdown of the Company's Toronto-area campus and teach out agreement with RCC, were approximately $0.7 million higher than last year. The Company believes that almost all costs associated with this shutdown have been recognized and operating results in Canada should improve in the future.

   Professional and Training
   -------------------------
In the Professional and Training segment, operating income of $14.6 million was a record high, more than doubling from last year. In fiscal 2004, the CPA exam format and schedule of exam offerings was changed, affecting exam candidates' enrollment in the Becker CPA Review course. With the new CPA exam format and schedule effective for the entire fiscal 2005, enrollments and revenues rebounded.

Effective with the beginning of fiscal year 2005, the Becker business cycle and fiscal year, which had previously ended in April to match the old CPA exam period, was changed to align with the June 30 year-end of DeVry Inc. With the current and nearly continuous exam administration schedule, the Company believes that the historical Becker operating year is no longer the most appropriate fiscal year-end. This change in accounting was implemented and reported in the first quarter of fiscal 2005 as a Cumulative Effect of Change in Accounting equal to $1.8 million of after tax income, or approximately $0.02 per share. Revenues and operating income for the Professional and Training segment in fiscal 2005 are reported for the same July through June period as the rest of the Company. In fiscal 2004, revenues and operating income in this segment were reported for the period May 2003 through April 2004.

   Medical and Healthcare
   ----------------------
In the Medical and Healthcare segment, we acquired the Deaconess College of Nursing at the end of the third quarter of this fiscal year. Deaconess operations during the fourth quarter, while contributing approximately $1.1 million of revenue, had no significant effect on the operating income of this segment, which increased by approximately $0.3 million from last year. Although revenues increased, operating margins at Ross University declined from 39.3% last year to approximately 37.1% in the current year, partly as a result of higher faculty wages and an increased number of faculty. Continued additions and improvements to facilities at both the medical and veterinary schools during the past two years have resulted in an increase to depreciation expense of almost $1.3 million this year and is expected to increase still further in the coming year. In response to the reduced enrollments in the last two terms of fiscal 2005 caused by changes in academic policies described above, Ross increased its marketing support and added several additional admissions counselors, increasing student recruitment expense and contributing to the declining operating margin.


Interest expense on the Company's borrowings was $9.0 million, an increase of $1.2 million from last year. Borrowing levels throughout the year were generally lower than last year, but the interest rate on the Company's borrowings is based upon short-term interest rates, which increased significantly over that period. For example, at June 30th, the interest rates on the Company's Senior Notes was 4.44% compared to 2.42% one year ago.

Taxes on income were 23.1% of pretax income for the year compared to 28.6% last year. The lower effective tax rate this year reflects the greater proportion of Ross University's earnings to the total Company earnings. Earnings of Ross University's offshore operations are not subject to U.S. federal or state taxes and are also currently exempt from income taxes in the jurisdictions in which they operate. For the foreseeable future, the Company intends to reinvest the Ross University earnings and cash flow to reduce outstanding debt; improve and expand facilities and operations at the schools; and pursue other business opportunities outside the United States. Accordingly, the Company has not recorded a current provision for the payment of U.S. income taxes on these earnings.

FISCAL YEAR ENDED JUNE 30, 2004 VS. FISCAL YEAR ENDED JUNE 30, 2003
-------------------------------------------------------------------
Total consolidated revenues for fiscal 2004 set a new record, increasing by $105.3 million, or 15.5%, from the previous year. Approximately 70% of the increase in revenue was generated by the Ross University medical and veterinary school operations that the Company acquired in May 2003 and were not included in fiscal 2003 results until the final six weeks of the year, from its mid-May date of acquisition until June 30, 2003.

Tuition revenues, which are the largest component of total revenues, increased by $109.2 million, or 17.4%, from fiscal 2003. As with total revenues, most of the increase was generated by the Ross University segment but the DeVry University segment also contributed to this increase.
Tuition revenue is reported net of tuition refunds.

   DeVry University
   ----------------
Revenues in the DeVry University segment increased by $38.9 million, or 6.2% from fiscal 2003. The increase is primarily the result of higher enrollments and higher tuition pricing at Keller Graduate School. Revenues at Keller were higher than last year, in part, because of the July 2003 conversion in course length from ten weeks to eight weeks as the graduate program academic calendar was aligned with the DeVry University calendar. This change in course length increased the number of terms each year from five to six, and correspondingly increased revenue by 20% for the year assuming that all students proceeded through the year with continuous enrollment at the accelerated six term pace. For fiscal 2004, total graduate courses taken increased by more than 26% as a result of the change in course length and higher student enrollments in each term.
Revenues for the DeVry University segment also increased slightly from the prior year because of tuition price increases, in July 2003 and March 2004, of approximately five to six percent each, partially offsetting lower total undergraduate enrollments. Undergraduate total student enrollments for the term that began in November 2003 were 4.0% lower than last year and undergraduate total student enrollments for the term that began in March 2004 were 4.5% lower than in the year earlier period. Although new student undergraduate enrollments in fiscal 2004 were higher than in the previous year in both of the final two terms of the year cited above, the increases have been in online programs and programs at DeVry University Center locations that are designed to serve working adult students. These students typically enroll for less than a full-time academic load, and accordingly, they pay a somewhat lesser tuition amount than students at the
undergraduate campus locations.   Even though undergraduate enrollments in
business programs continue to increase, the Company believes that declines in enrollment in its technology programs at its campus locations have been caused by past reductions in technology field employment, which decreased applicant interest in these fields. During fiscal year 2004, a new undergraduate campus was opened in Houston, Texas, and several new DeVry University Center locations were opened or expanded.

At the start of the summer term, which is the beginning of fiscal 2005, graduate coursetakers increased from last year by 8.4% to 10,276. However, total undergraduate enrollments in the summer term of fiscal 2005 of 38,036 remained below the level of the summer term of fiscal 2004, declining by 7.4% from 41,075. On a continuing operation basis, excluding the students at the Mississauga (Toronto), Canada, campus that did not accept new students after the summer term of fiscal 2003, the decline in total enrollment from the summer of fiscal 2004 was 5.8%.

DeVry University entered into an agreement with Follett Higher Education Group ("Follett") several years ago to manage some of the undergraduate on-campus bookstores. The wider range of ancillary merchandise and experienced retail store management available from Follett are believed to provide an improved level of student service. DeVry University receives a commission from Follett based upon the level of bookstore sales at these campuses. At fiscal 2004 year-end, Follett was managing 14 campus bookstores. Sales at Follett managed bookstores, net of commissions to DeVry University, were approximately $16.0 million in fiscal 2004 compared to $17.0 million in fiscal 2003. During fiscal 2004, sales of books to students enrolled in online courses and at some DeVry University Centers were managed by a different company under a similar commission agreement. The Company has entered into an agreement with Follett to manage the remaining campus bookstores and its online and center book sales, with the transition occurring over several quarters in fiscal 2005.

   Professional and Training
   -------------------------
At Becker Professional Review in the Professional and Training segment, revenues decreased from the previous year by more than $7 million dollars. Effective with calendar year 2004, the twice a year, paper and pencil CPA exam format is no longer being offered. Instead, the exam is now available on demand almost year-round in a new computer based format. Candidates may choose to take the four exam sections individually and at different times. While this provides greater flexibility for candidates sitting for the exam, it may extend the time over which exam candidates take review courses, such as those offered by Becker and, therefore, extends the period over which review course revenue is earned. The Company also believes that some exam candidates delayed taking the new exam so as to benefit from the experiences of the first of the takers of the new format exam, thus reducing enrollments and revenues in the third and fourth quarter.

Beginning with fiscal 2005, the number of exam candidates did increase from the reduced levels experienced in the latter part of fiscal 2004.

   Medical and Healthcare
   ----------------------
Ross University revenues were included in fiscal 2004 for the entire year. In fiscal 2003, Ross University segment revenues were included only for the six-week period from the date of its acquisition until the end of the fiscal year.


Other Educational revenue declined by $3.6 million, or 7.2%, from the prior year. Other Educational revenue is composed primarily of the sale of books and supplies in connection with the Company's educational programs, including the Becker CPA Review course on CD-ROM and other CPA and CFA review study materials, application and other non-refundable fees and interest or payment deferral charges on students' outstanding accounts receivable balances. The decrease in revenue from the year ago period occurred primarily in the DeVry University segment where lower undergraduate enrollments and a further outsourcing of book sales, as discussed more fully above, affected this source of revenue.

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

The increase in this expense category includes a full year of cost of operations at Ross University that was not a part of the Company for most of the previous fiscal year. Cost increases were incurred through all of the Company's previously existing operations, and costs associated with new DeVry University Centers, the undergraduate Houston campus that opened in September and a growing online student enrollment requiring additional faculty and staff to support this growing method of delivery. At the new DeVry undergraduate campuses in Philadelphia and South Florida that were opened in the first half of last fiscal year, additional faculty and staff are being hired as students progress into the higher terms of their educational programs. For the Keller Graduate School term that began in May 2004, courses were taught in seven new locations compared to the April term of May 2003.

In the fourth quarter of fiscal 2003, the Company incurred charges of approximately $2.5 million related to work force reductions in the eastern Canada and U.S. operations. No such charges were incurred during fiscal 2004. However, in the second quarter of fiscal 2004, the Company recognized an approximately $0.5 million pre-tax loss from asset impairment on the furniture and laboratory equipment associated with the Company's Toronto-area operations. Under its agreement with RCC College of Technology for the teach out of the DeVry student programs that allows students to complete their program of study, this equipment may become the future property of RCC and will have no further useful life for DeVry beyond the period of the teach out.

Additions to land, buildings and equipment were $42.8 million in fiscal 2004 as the Company continued its investment in new and expanded facilities and equipment for students and staff. As a result of these and previous years' additions to facilities and equipment, depreciation expense, most of which is included in Cost of Educational Services, increased by $3.1 million compared to the previous fiscal year, after increasing by $4.9 million in fiscal 2003 from fiscal 2002. Fiscal 2003 depreciation expense included a $0.8 million pre-tax impairment loss on long-lived leasehold improvements in the Company's Canadian operations.

Student Services and Administrative Expense increased by $49.8 million, or 22.1% from the prior year. Student Services and Administrative Expense includes the costs of new student recruiting, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to acquisitions of businesses, including the acquisition of Ross University. Amortization expense included in this expense category during fiscal 2004 was $13.7 million compared to only $2.5 million in fiscal 2003.

The increase in expense also includes marketing and administration at Ross University for a full year compared to just the six-week period at the end of fiscal 2003. The increased expense in fiscal 2004 also reflects the higher advertising and selling costs associated with efforts to generate more new student enrollments, primarily in DeVry University's undergraduate educational programs.

The Company believes that recent reductions in technology field employment decreased applicant interest in these fields, requiring the Company to increase the level of its recruitment activity to maintain enrollments. Expenditures for new student recruitment are charged to expense as incurred. The Company believes that increased expenditures for new student recruitment were largely responsible for the increases in new undergraduate student enrollments for the past several terms. For the undergraduate term that began in July 2004, that is the start of the Company's fiscal 2005, new student undergraduate enrollments increased by 0.9% from last year, excluding the final admission in July 2003 of new students to the now discontinued Toronto-area operations. For the previous two undergraduate term that began in March 2004 and November 2003, new student undergraduate enrollments increased by 3.9% and 3.2%, respectively, from the previous year in the final terms before new students were no longer being accepted in Toronto.

Information systems development costs are also included in Student Services and Administrative Expense. In response to the growing size and complexity of its varied educational program offerings, the Company continued its development and implementation of a new student information system to better support the educational process and supporting activities. In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs associated with this project are being capitalized. Indirect expenses, such as training and employee communication, are being charged directly to expense as incurred. At the end of fiscal 2004, costs capitalized totaled $20.0 million, of which $5.3 million was capitalized during this year. This compares to $14.7 million of total capitalized costs at the end of fiscal 2003, of which $6.0 million was capitalized in that year.

Many of the elements of this system have now been placed into service and the capitalized costs are being amortized to expense over the estimated useful life of each program element, but not exceeding five years. Amortization began in the fourth quarter of fiscal 2002. In fiscal 2004, amortization expense totaled $2.3 million compared to $0.5 million in the previous year. Cumulatively, a total of $2.9 million has been amortized to expense through the end of fiscal 2004. In addition to the amounts amortized to expense, $5.2 million of related but indirect activity costs were charged directly to expense in fiscal 2004. This compares to $5.5 million charged directly to expense in the previous year.
One of the Company's Directors is also an investor in, and a director of, a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm have been negotiated to a level believed to be comparable to those charged to similar customers. Fees paid to this consulting firm during fiscal 2004 and 2003 were approximately $4.8 million and $4.1 million, respectively. As the student information system moved from its development phase to deployment, fees paid by the Company to this consulting firm in fiscal 2005 declined to approximately $1.1 million.

   DeVry University
   ----------------
In the DeVry University segment, operating income and the operating margin declined from last year. Contributing to the fiscal year 2004 lower earnings were the lesser total undergraduate student enrollments discussed above and increased spending on undergraduate new student recruiting to increase future term enrollments. Income was also affected by the increased number of new teaching locations and expanding educational operations to support the increased enrollments in online programs. Although spending at the undergraduate campuses was curtailed as enrollments declined, significant fixed costs of operation, such as facility-related costs, were not able to be reduced. Also affecting income was the recognition of a $0.5 million pre-tax asset impairment loss on the Toronto-area furniture and laboratory equipment used under the teach out agreement with RCC as discussed above. This agreement has reduced the Company's operating losses at the Toronto campus below what such losses were under Company management in fiscal 2003 and below what the losses would have been if the Company continued to manage the educational process and services through the current year. Partly offsetting these factors in the undergraduate operations was the positive effect on margins from higher enrollments at Keller Graduate School and from the positive effect on income from the conversion to an eight-week term length aligned with the common DeVry University calendar as discussed above. Additionally, price increases of approximately five to six percent for both undergraduate and graduate students were implemented in July 2003 and another price increase was implemented for the term that began in March 2004.

   Professional and Training
   -------------------------
In the Professional and Training segment, operating income declined by almost $7.9 million from the previous year because of the effects on enrollment and revenues from the change in the CPA exam format and schedule as discussed above. Also, cost increases for development of the new CPA exam format materials adversely affected income for the year. Because of the change to the CPA exam schedule, the Company believes that the historical Becker operating year that ended in April with the administration of the spring CPA exam is no longer the most appropriate fiscal year end. Effective with the Company's fiscal 2005, the Becker fiscal year will be aligned with the June 30 year-end of DeVry Inc. This change in accounting will be implemented and reported in the first quarter of fiscal 2005. The cumulative effect of this change in accounting is expected to add approximately $0.02 per share for the first quarter and total year of fiscal 2005.

   Medical and Healthcare
   ----------------------
Income from the Ross University acquisition was first incorporated into the Company's financial results in the fourth quarter of fiscal 2003 following completion of its May 2003 acquisition. For fiscal year 2004, Ross University contributed $32.7 million of operating income, or a 39.4% margin, before interest expense and amortization expense of intangible assets associated with its acquisition.


Interest expense increased by $6.6 million from fiscal 2003 because of the fourth quarter of fiscal 2003 borrowings for the acquisition of Ross University. During fiscal 2004, borrowings were reduced by $40 million to $250 million using existing cash balances and cash generated from operations. Short-term interest rates, that serve as the basis for the interest rate on this debt, remained low during fiscal 2004 but have now begun to increase. The Company intends to make further debt reductions during fiscal 2005, which should offset the effect of higher interest rates.

Taxes on income were 28.6% of pretax income for the year 2004 compared to 29.3% in the previous year. In fiscal 2003, the Company recognized non-recurring tax benefits of $8.1 million associated with the restructuring of its Canadian operations. Without this non-recurring benefit, the tax rate for fiscal 2003 would have been 38.7%. The Company's tax rate on income is the composite of state and federal taxes on operations other than from Ross University and a single digit rate on the earnings of Ross University, most of which is earned offshore in jurisdictions where the Company has agreements with those governments that exempt Ross earnings from local income taxes. For the foreseeable future, the Company intends to reinvest the Ross University earnings and cash flow to reduce outstanding debt, improve and expand facilities and operations at the schools; and pursue future business opportunities outside the United States. Accordingly, the Company has not recorded a current provision for the payment of U.S. income taxes on these earnings.

APPLICATION OF CRITICAL ACCOUNTING POLICIES
-------------------------------------------
Note 1, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2005, describes in more detail the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition
-------------------
DeVry University tuition and technology fees, Ross University tuition revenues for the basic science semesters and Deaconess College of Nursing revenues are billed at the start of each academic term. That revenue is recognized ratably on a straight-line basis over that academic term. Revenues from Ross University clinical terms is recognized based upon the student's weekly schedule of actual attendance. Tuition and other refunds are reported as a reduction of revenues. Textbook and other educational supply sales and commissions on such sales by Follett are recognized when the sale occurs.

Expense Recognition
-------------------
Advertising costs are charged to expense in the period in which materials are purchased or services are rendered. Similarly, all start-up expenses related to new operating locations and new curriculum development costs are also charged directly to expense as incurred.

Allowance for Uncollectible Accounts
------------------------------------
The allowance for uncollectible accounts is determined by analysis of both the current level of accounts receivable and current loss rates on collections of accounts receivable from students. In addition, the determination of the allowance considers projections of future receivable levels and collection loss rates. This analysis is performed periodically throughout the year and required provisions to maintain the allowance at appropriate levels are charged to expense in each period as required.

Internally Developed Software
-----------------------------
Selected costs associated with developing the Company's new student information system and its new budgeting and forecasting system have been capitalized in accordance with the rules on accounting for costs of computer software developed for internal use.

Land, Buildings and Equipment
-----------------------------
Fixed asset acquisitions are recorded at cost. Depreciation, including depreciation on the capitalized software development costs, is computed on a straight-line basis over the estimated useful life of the asset.

Stock Based Compensation
------------------------
Stock based compensation is accounted for using the intrinsic value approach of APB 25 and all required disclosures relative to such compensation and its pro forma effect on earnings are disclosed in Note 1 of the Notes to Consolidated Financial Statements. Effective with the first quarter of fiscal 2006, stock based compensation will be recorded as compensation expense in accordance with SFAS #123R.

Impairment of Goodwill and Other Intangible Assets
--------------------------------------------------
In accordance with SFAS 142, entitled "Goodwill and Other Intangible Assets," the Company annually undertakes an assessment of the fair value of its reporting units compared to their carrying value for potential impairment of goodwill, and of the fair value compared to carrying value of intangible assets arising from a business combination. This assessment is performed either annually, or more frequently if circumstances require, with the assistance of an independent professional valuation specialist. The valuation is based upon several factors including estimates of future revenues and earnings, a discounted cash flow analysis for several future years, and includes other assumptions such as future income tax and interest discount rates. Such estimates require significant judgment, and over the period of future years, actual results may differ from these estimates. Although management believes that its estimates are appropriate, decreases in earnings and cash flow from the estimates used in these assessments and/or significant changes in other assumptions underlying the analysis could result in impairment charges in future periods. At June 2005, intangible assets from business combinations totaled $73.7 million, and goodwill totaled $289.3 million. Together these assets equal approximately 40% of total assets, and any impairment could significantly affect future results of operation.

Impairment of Long-Lived Assets
-------------------------------
The Company evaluates the carrying amount of its major long-lived assets, principally real-estate, whenever changes in circumstances or events occur that indicate that the value of such assets may not be fully recoverable in accordance with SFAS #144, "Accounting for Impairment or Disposal of Long-Lived Assets". In conjunction with an offer to purchase one of its owned educational facilities, the Company determined that this facility was no longer essential to its Denver-area operations. Although the original offer to purchase the property was terminated by the prospective purchasers, the Company has now offered this property for sale to other interested buyers. Accordingly, the Company, with the assistance of an independent professional valuation specialist, determined the fair value of this property in relation to its expected market value.

Environmental Liabilities
-------------------------
The Company's educational operations do not produce or cause environmental problems and the Company is not currently subject to any environmental claims. Accordingly, the Company has made no estimate of future liabilities.

Income Tax Liabilities
----------------------
The Company recognizes income tax expense based upon income earned. However, some expenses may be recorded in one period for financial statement reporting but in another period's tax return, e.g. depreciation expense. These timing differences give rise to deferred tax assets and liabilities that are recorded on the Company's balance sheet to reflect the subsequent payment of these amounts. These deferred tax items are regularly analyzed and valuation reserves established as required for deferred tax assets when their realization is in doubt.

Estimates and Assumptions
-------------------------
The Company's financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenues and expenses whose exact amounts will not be known until future periods. The Company's management has discussed with the Audit Committee of the Board of Directors the critical accounting policies discussed above and the significant estimates included in the financial statements in this Report. Although the Company believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the financial statements and could produce materially different results in the future.

Significant estimates and assumptions included in the Company's financial statements include the method of revenue recognition across the academic periods, determining the useful lives of equipment and facilities whose value is a significant portion of the Company's total assets, determining the value and useful lives of acquired finite-lived intangible assets, determining the value of indefinite-lived intangible assets, determining the pattern of the amortization of finite-lived intangible assets over their economic life, estimating losses to be realized in the future on the collection of presently owed student receivable balances, estimating costs associated with any settlement of law suits in which the Company is a defendant and estimating health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid. In fiscal 2005, the Company revised the estimate of its liability for future teaching obligations at Becker Professional Review relating to its free continuing help policy. After review, the Company concluded that there was no expected future cost associated with this obligation.

The methodology by which each of the above estimates has been determined for fiscal 2005 is consistent with the manner in which such estimates were made in prior years although the parameters used in setting the value of these estimates is regularly analyzed and may change as current conditions warrant. Variances from estimate to actual expense for these items in past years have not been material. Although different assumptions about the parameters affecting each of these estimates could produce a different amount of estimate, the reasonably determined range of estimates for each item would generally not be large enough to materially change the overall Company reported financial results.

CONTINGENCIES
-------------
The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs' attorneys. This subsequent action has been stayed pending the outcome of the Gardner matter. Discovery continues in the Gardner matter, but there is no determinable date at which this matter may be brought to conclusion.

In November 2000, Afshin Zarinebaf, Ali Mousavi and another graduate of one of DeVry University's Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff Mark Macenas, a then-current student in another curriculum from a second Chicago-area campus.

Discovery continues, and a hearing to determine class-action certification has been held, though the court has not yet announced its ruling.

The two alleged class actions seek money damages of an indeterminate amount. The Company has accrued $0.65 million representing the estimated minimum amount to resolve the above two class-action claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could then serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. The Company's Toronto-area campus discontinued operation and its students completed their education under an agreement with RCC College of Technology as previously announced. Accordingly, the Company is no longer participating in these financial aid programs. Final discussions with the Ministry have resulted in a resolution of these claims during the fourth quarter of fiscal year 2005 for an amount less than CDN$80,000, for which the Company had previously accrued.

In August 2005 counterclaims were filed against the company's subsidiary Dominica Management, Inc. and the Ross University School of Medicine by defendants American University of Antigua College of Medicine, Neal Simon and Sol Weltman in a case filed by Dominica Management, Inc. in the U.S. District Court for the Southern District of New York in September 2004. The original case filed by Dominica Management, Inc. sought relief primarily for alleged copyright infringement, misappropriation of trade secrets and confidential information, and unfair competition. The counterclaims allege, inter alia, anticompetitive behavior, tortious interference with prospective economic relationships, and defamation. Damages sought in connection with the counterclaims are in excess of $1,000,000. Discovery into these claims is commencing.

While the ultimate outcome of these contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to the pending claims. At this time, the Company does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

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

The pattern of cash receipts during the year is somewhat cyclical. The level of accounts receivable from which payments are collected reaches a peak immediately after the billing of tuition, books and fees each semester. At DeVry University, the principal undergraduate semesters begin in July, November and March although shorter eight-week session courses are also offered beginning in the months of September, January and May. These shorter sessions have the effect of somewhat smoothing the cash flow peaks throughout the year as they represent a new revenue billing and collection cycle within the longer semester cycle. Collections of student receivables generally reach their peak during the first half of each academic period, reaching seventy to eighty percent of collections for that entire period. Collections during this first part of each period exceed payments for operating expenses applicable to that period and generally provide sufficient cash flow for the balance of the semester's operation when collections are lower.

Accounts receivable reach their lowest level just prior to the start of the next semester, dropping to their lowest point during the year at the end of June. The end of June corresponds to both the end of the undergraduate spring semester, the end of a graduate school term and the end of a student financial aid year, at which time substantially all financial aid for the previous 12 months has been disbursed to students' accounts. Ross University in the Medical and Healthcare segment experiences a similar operating pattern but its semesters begin in May, September and January, thus smoothing the cyclical pattern of the Company's cash flows from DeVry University.

The Becker CPA Review operation within the Professional and Training segment operation has historically had two major term starts per year, but the change to an on-demand CPA exam format beginning in April 2004 has created a new and much smoother enrollment and cash flow pattern throughout the year than previously experienced.

At June 30, 2005, total Company accounts receivable, net of related reserves, were approximately $39.2 million, compared to $28.2 million last year. Contributing to the increased receivables was approximately $1.0 million of receivables at Deaconess College of Nursing which was not a part of the Company last year. The higher revenues, change in business cycle and fiscal year-end period at Becker CPA Review resulted in an approximately $3.3 million increase in receivables compared to the period reported last year. Higher revenues at Keller Graduate School and an increase in the average receivable per student at the undergraduate operations within DeVry University resulted in an approximately $8.2 million increase in receivables. The increase in accounts receivable at DeVry University was caused by higher tuition rates with no commensurate increase in the amount of available student financial aid, extended payment plans to better serve the growing number of military and adult students at DeVry and an increased proportion of part-time students whose financial aid eligibility is less than for full-time students. Also, the shorter eight-week session length at DeVry University Centers and online has produced a slower collection of receivables as administrative systems and staff adjust to the new and shorter collection cycle. Reserves for uncollectible accounts for both undergraduate and graduate student receivables were increased throughout the year to reflect the Company's current collection experience on balances owed.

The Company has undertaken a number of initiatives to help improve the collection of its student receivables. These initiatives include the addition of a new payment processing system that allows students to initiate payments to DeVry electronically. Electronic payments from students may be charged to their credit card, checking or savings account. These electronic payments are received by DeVry more quickly than if sent by mail or delivered by the student to their teaching location. DeVry University has also added a self-service Web site that allows students to view their personal, up-to-date financial aid information. By allowing students to view the status of their financial aid awards, students can respond more quickly to additional document requests needed for further processing and can receive messages with student-specific information.

To further help reduce the level of Company-provided interim student financing under the DeVry University undergraduate EDUCARDr program, many students participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose eligibility for federal and state funded financial aid is not sufficient to cover all their costs of education. Some of these loans are subject to a limited Company default risk sharing agreement. At June 30, 2005, the Company had fully reserved for and recognized as expense the entire amount of its share of the default risk.

The Company is highly dependent upon the timely receipt of financial aid funds at DeVry University, Ross University and Deaconess College of Nursing. The Company estimates that historically, more than 60% of its DeVry University undergraduate students' tuition, book and fee revenues were financed by government-provided financial aid to students. Keller Graduate School collections from student participation in federal loan programs has increased during the past several years and is now approximately equal to 70% of revenues. Ross University collections from student participation in federal loan programs are approximately 70% of its revenues, both at the medical and veterinary school. The financial aid and assistance programs in which the Company's students participate are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future.

Extensive and complex regulations in the United States and Canada govern all of the government funded financial assistance programs in which the Company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding against the Company. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at the Company's educational facilities and headquarters locations. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments.

Under the terms of the Company's participation in governmental financial aid programs, certain cash received from various state governments and the U.S. Department of Education is maintained in restricted bank accounts. These funds are received either subsequent to the completion of the financial aid authorization and disbursement process for the benefit of the student or just prior to that authorization. Once the authorization and disbursement process to the student has been completed, the funds are then available for transfer to unrestricted accounts at which time these funds become available for use by the Company in current operations. This process generally occurs within the period of the academic term for which such funds were authorized, with no academic term being more than 16 weeks in length. At June 30, 2005, cash in the amount of $13.9 million was held in restricted bank accounts. At June 30, 2004, cash in restricted bank accounts equaled $13.5 million.

In June 2004, the Company received notice from the Department of Education that the Equity, Primary Reserve and Net Income ratios ("financial responsibility ratio") yielded a composite score of 1.4 for the year ended June 30, 2003. A minimum composite score of 1.5 is necessary to fulfill the requirements of the Department's financial responsibility standards. Effective with receipt of this notice, the Department required DeVry University to make financial aid disbursements under a Cash Monitoring mode. Under this Cash Monitoring, DeVry University could not submit requests for financial aid funds for its students in an amount greater than the amount of the actual disbursements made to students included in the request. DeVry University has historically requested financial aid reimbursements in a fashion similar to that imposed by this restriction and, therefore, cash flow was not significantly affected. In late July 2004, DeVry University received notice from the Department of Education that the restriction to operate under Cash Monitoring was suspended pending submission of audited financial statements for the fiscal year ending June 30, 2004. Audited financial statements were subsequently submitted as required. The Company's calculation of its composite score at June 2004 was confirmed by the Department of Education to be above the required minimum of 1.5. The Company has calculated its composite score at June 30, 2005, and determined that it is above the required minimum of 1.5.

Cash generated from operations in fiscal 2005 was $87.6 million, compared to $134.4 million last year. Contributing to the decrease in cash flow from operations was lower net income, down $29.5 million from last year, and an increase in accounts receivable, up $11.1 million, both as described above.

Capital expenditures in fiscal 2005 were $42.9 million compared to $42.8 million in the previous year. In just the past three years, the Company has invested over $129 million for expansion, facility improvement and the replacement and improvement of school laboratories, teaching and administrative equipment for its educational program offerings.

For fiscal 2006, capital expenditures are expected to be approximately the same as it was in fiscal 2005 and the two previous years. Although there are no new large DeVry University campus sites planned or under construction, there are further facility expansion plans at both the Ross University medical and veterinary schools. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending by the Company. Capital spending on improvements, including instructional technology, and expansion is an integral component of the Company's operating strategy.

In May 2003, in conjunction with its acquisition of Ross University, the Company terminated its $85 million revolving loan agreement with a group of banks and entered into two new loan agreements, a revolving credit agreement with a group of banks and senior notes held by a group of insurance company lenders. These new loan agreements provided funding for the Ross acquisition and for working capital needs as might be required by the Company. Under these new agreements, all borrowings and letters of credit issued under these agreements are through DeVry Inc. and Global Education International ("GEI"), an international subsidiary.

In June 2004, the Company amended the revolving credit agreement with its group of banks to extend loan maturity to July 1, 2009; reduce the interest rate on outstanding borrowings by approximately 0.25% depending upon the achievement of certain financial performance ratios; and increase, at the Company's option, the borrowing limit by $75,000,000.

The current loan agreements and their borrowing limits are as follows:

Revolving Credit Agreement
--------------------------
DeVry Inc. as Borrower        $125,000,000 (can be increased by $75,000,000
                                            at the Company's option)
GEI as Borrower                 50,000,000
                               -----------
   Total                      $175,000,000

Senior Notes
------------
DeVry Inc. as Borrower        $ 75,000,000
GEI as Borrower                 50,000,000
                               -----------
   Total                      $125,000,000

All borrowings and letters of credit under the revolving credit facility now mature on July 1, 2009. At June 30, 2005, aggregate borrowings under these agreements totaled $225 million, consisting of borrowings of $100 million under the revolving credit agreement and borrowings of $125 million under the senior notes. Based upon these levels of borrowing at fiscal year-end, a 1.0% increase in short-term interest rates would result in $2.25 million of additional annual interest expense.

At fiscal year-end, letters of credit issued under the revolving credit agreement totaled approximately $7.9 million. Approximately $6.6 million of these letters of credit were issued in conjunction with DeVry University, Deaconess College of Nursing and Ross University's participation in student financial aid programs. Most of the letters of credit have expiration dates of one year or less. To-date, no amount has ever been drawn under any letter of credit issued on behalf of the Company.

Under the terms of the revolving credit agreement, there are no required repayments until the 2009 maturity date. There are also no required repayments under the terms of the senior note agreements until their maturity in 2010. Prepayments during the first two years of the senior note agreements included a prepayment penalty. At June 2005, the two year prepayment penalty period had expired.

Borrowings under the revolving credit agreement bear interest, at the Company's discretion, at either the prime rate or a Eurodollar LIBOR rate plus 0.75% to 1.50%, depending upon the achievement of certain financial ratios. At June 30, 2005, the additional interest rate was 1.25%, the same rate as at June 2004. Borrowings under the senior note agreement bear interest at a Eurodollar LIBOR rate plus 1.25%. Both agreements include financial and other covenants such as achieving a required fixed charge coverage and leverage ratio of, and achieving a minimum Department of Education financial responsibility ratio of 1.5. Covenants in the agreement are generally similar to those typically found in other loan agreements and are not expected to hinder the Company's plans for future operation.

As discussed above, in June 2004 the Company received notification from the Department of Education that the Company's financial responsibility ratio yielded a composite score of 1.4 for the year ended June 30, 2003. This notification created an Event of Default as defined by the revolving credit agreement covenants that require a minimum composite score of 1.5. The composite score as calculated by the Department of Education was affected by the inclusion of intangible assets from the Ross University acquisition.

In June 2004, the lenders waived this default effective June 2003. The Company's calculation of its composite score at June 2004 was confirmed by the Department of Education to be above the required minimum of 1.5. The Company has calculated its composite score at June 30, 2005, and determined that it is above the required minimum of 1.5.

In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These interest rate cap agreements expire during the first quarter of the Company's new fiscal year, 2006. The Company intends to periodically evaluate the need for future interest rate protection in light of projected changes in interest rates and its borrowing levels.

The Company's only long-term contractual obligations consist of its revolving line of credit and senior notes, operating leases on facilities and equipment, and agreements for various services. At June 30, 2005, there were no required payments under the Company's borrowing agreements prior to their maturity. Required payments under non-cancelable operating leases with a term in excess of one year are $40.3 million and $37.8 million for fiscal 2006 and 2007, respectively.

The Company is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements noted above. Under the terms of these interest rate cap agreements, the Company was not obligated to any further payment liability beyond their original purchase price.

As of the end of the fiscal year, the Company had posted more than $9.5 million of surety bonds to various governmental jurisdictions on behalf of DeVry University and Becker Professional Review in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to its student recruiting and educational operations in those jurisdictions. If the Company were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the bond issued to that jurisdiction. To-date, no surety bond has ever been paid in connection with the Company failing to meet its obligations.

A summary of the Company's contractual obligations at June 30, 2005, is presented below:

                                      (Dollars in Thousands)

                                Less Than      1-3        4-5      After
Due In                Total       1 Year      Years      Years    5 Years
                     --------   ---------   --------   --------   -------
Long-term Debt       $225,000    $50,000        -      $175,000      -
Operating Leases     $287,200    $40,300    $108,300   $ 50,000   $88,600
Employment Agreement $  6,400       -       $  2,800   $  1,900   $ 1,700
Other Long-term
   Obligations           -          -           -          -         -
___________________________________________________________________________
Total Cash
   Obligations       $518,600    $90,300    $111,100   $226,900   $90,300


Included in the Company's consolidated cash balances of $161.8 million at June 30, 2005, is $56.1 million of cash attributable to the Ross University offshore operations. For the foreseeable future, it is the Company's intention to reinvest this cash and subsequent earnings and cash flow to service GEI's outstanding debt, improve and expand facilities and operations of the Ross schools and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility will be sufficient to fund both its current operations and its current growth plans for the foreseeable future, unless future investment opportunities, similar to the acquisition of Ross University, should arise.

EFFECT OF NEW ACCOUNTING STANDARDS
----------------------------------
In December 2004, the FASB issued SFAS #123R entitled "Share-Based Payment" (including stock options). This revised accounting standard requires the recognition of compensation expense arising from share-based payments, such as stock options. The Company currently accounts for its stock based compensation using the intrinsic value approach of APB 25 and, in accordance with APB 25, has not recognized compensation cost for employee stock options to date. As required, however, disclosures relative to such compensation and its pro forma effect on earnings are included in the footnotes to the financial statements.

The new accounting standard is effective for the Company beginning with its first quarter of fiscal 2006. The Company estimates that the additional compensation cost to be recognized in its fiscal 2006 will be approximately $0.05 per share. This estimate is based upon a forecast of the number of shares subject to stock option grants during fiscal 2006 and the fair value of these grants. The Company estimates that there will be a cumulative effect from the change in accounting required by this new standard that reduces Retained Earnings by approximately $12.2 million but increases Additional Paid in Capital by approximately $3.1 million as of June 30, 2003. Had the new accounting standard been in effect during fiscal 2004, net income in that year would have been reduced by approximately $3.5 million, or six percent from that originally reported, and earnings per share would have been $0.77 compared to the $0.82 originally reported. For fiscal 2005, net income would have been reduced by approximately $6.5 million, or 23% from that originally reported and earnings per share would have been $0.31 compared to the $0.40 originally reported.

The Company expects to adopt this new accounting standard using the retrospective method and restating previous years' financial statements accordingly. The Company is still evaluating the effects of the proposed new standard on its previously reported statements of income and financial position but believes that the amounts noted above fairly present the approximate effects of this accounting standard.

In May 2005, the FASB released SFAS #154 entitled "Accounting Changes and Error Corrections." This new accounting standard details the manner in which changes in accounting principle are to be recognized and disclosed. This new standard requires retrospective application to prior periods' financial statements for changes in accounting principle. This standard becomes effective for the Company's fiscal year 2007. The Company is not currently contemplating any changes in accounting principle and, accordingly, can not determine how this new standard might effect its future period financial statements.

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

The financial position and results of operations of the Company's Canadian educational programs are measured using the local currency as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on its principal teaching facility. The Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the Company, Canadian assets are currently less than 2.5% of total Company assets, changes in currency value within the range of changes recently experienced, would not have a material effect on the Company's results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

The Company's customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenues or accounts receivable.

The Company's cash is held in accounts at various financial institutions. The Company selects the financial institutions with which it maintains deposits from amongst only those that are the largest and most financially secure. Therefore, although the amount on deposit at a given institution will typically exceed amounts subject to guarantee, the Company has not experienced any deposit losses to date nor does it expect to incur such losses in the future.

The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at fiscal year-end, a 1.0% increase in short-term interest rates would result in $2.25 million of additional annual interest expense. During July and August, the Company repaid $42 million of its borrowings, reducing the annual effect of a 1.0% change in interest rates to $1.83 million. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect a portion of its borrowings from sharp increases in short-term interest rates. These agreements, however, expire by the end of the first quarter of fiscal year 2006 and will no longer afford any protection from changes in interest rates. The Company intends to periodically review further debt repayment and the need for additional interest rate protection agreements in light of projected changes in working capital, investment requirements and expectations about future period interest rates.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The following financial and supplemental schedule statements of the Company and its subsidiaries are included below on pages 119 through 160 of this report:
                                                                   10K
                                                               Report Page
                                                               -----------
  Consolidated Balance Sheets at
  June 30, 2005 and 2004                                         119 - 120

  Consolidated Statements of Income for the
  years ended June 30, 2005, 2004 and 2003                          121

  Consolidated Statements of Cash Flows for
  the years ended June 30, 2005, 2004 and 2003                      122

  Consolidated Statements of Shareholders'
  Equity for the years ended June 30, 2005,
  2004 and 2003                                                     123

  Notes to Consolidated Financial Statements                     124 - 157

  Schedule II.  - Valuation and Qualifying Accounts                 158

  Report of Independent Registered Public Accounting Firm        159 - 160



Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------
None.


ITEM 9A - CONTROLS AND PROCEDURES
---------------------------------
CEO and CFO Certificates
------------------------
The required compliance certificates signed by the Company's CEO and CFO are included as Exhibits 31 and 32 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures
----------------------------------
Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the appropriate rules.

The Company has appointed a Senior Vice President and Chief Compliance Officer to oversee all of its regulatory affairs, internal controls and compliance efforts, including those related to disclosure controls and procedures and those relating to internal control over financial reporting. In addition, the Company has recently hired a Corporate Compliance Officer, reporting to this Senior Vice President to further enhance its efforts in these important areas. The Company has also engaged independent professional internal audit resources in addition to its own internal resources to assist in the testing and review that lead to the assessment of internal controls.

Evaluations required by Rule 13a - 15 of the Securities Exchange Act of 1934 of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as required, and have attested to this in Exhibit 31 of this Report.

Management's Report on Internal Control Over Financial Reporting
----------------------------------------------------------------
The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a - 15(f) of the Securities Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2005, the Company's management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission's 1992 report Internal Control - Integrated Framework. Based upon this assessment, the Company concluded that as of June 30, 2005, its internal control over financial reporting was effective based upon these criteria.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
----------------------------------------------------
There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of fiscal year 2005 that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B - OTHER INFORMATION
---------------------------
None.

                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)



                                                          June 30,
                                                     2005        2004
                                                   --------    --------
ASSETS:

   Current Assets:

      Cash and Cash Equivalents                    $161,823    $146,227
      Restricted Cash                                13,935      13,457
      Accounts Receivable, Net                       39,226      28,150
      Inventories                                       164       3,281
      Deferred Income Taxes                          17,142       7,619
      Prepaid Expenses and Other                     10,048      10,141
                                                    -------     -------
         Total Current Assets                       242,338     208,875
                                                    -------     -------
   Land, Buildings and Equipment:

      Land                                           68,013      64,256
      Buildings                                     212,428     203,651
      Equipment                                     234,201     222,898
      Construction In Progress                       15,813       6,214
                                                    -------     -------
                                                    530,455     497,019

      Accumulated Depreciation and Amortization    (243,688)   (210,132)
                                                    -------     -------
         Land, Buildings and Equipment, Net         286,767     286,887
                                                    -------     -------
   Other Assets:

      Intangible Assets, Net                         73,699      86,346
      Goodwill                                      289,308     284,397
      Perkins Program Fund, Net                      13,290      12,247
      Other Assets                                    4,633       5,380
                                                    -------     -------
         Total Other Assets                         380,930     388,370
                                                    -------     -------
   TOTAL ASSETS                                    $910,035    $884,132
                                                    =======     =======







The accompanying notes are an integral part of these consolidated financial statements.


                               DEVRY INC.
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in Thousands)


                                                          June 30,
                                                     2005        2004
                                                   --------    --------
LIABILITIES:

   Current Liabilities:

      Current Portion of Revolving Loan            $ 50,000    $ 35,000
      Accounts Payable                               30,681      27,349
      Accrued Salaries, Wages and Benefits           34,071      31,041
      Accrued Expenses                               34,462      24,610
      Advance Tuition Payments                       14,685      16,819
      Deferred Tuition Revenue                       22,823      21,830
                                                    -------     -------
         Total Current Liabilities                  186,722     156,649
                                                    -------     -------
   Other Liabilities:

      Revolving Loan                                 50,000      90,000
      Senior Debt                                   125,000     125,000
      Deferred Income Taxes                          21,408      17,660
      Accrued Post-employment Agreements              6,352       3,679
      Deferred Rent and Other                        12,629      12,887
                                                    -------     -------
         Total Other Liabilities                    215,389     249,226
                                                    -------     -------
   TOTAL LIABILITIES                                402,111     405,875
                                                    -------     -------
COMMITMENTS & CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:

   Common Stock, $0.01 Par Value, 200,000,000
      Shares Authorized,70,475,000 and
      70,331,000 shares Outstanding
      at June 30, 2005 and 2004, Respectively           706         704
   Additional Paid-in Capital                        73,372      71,797
   Retained Earnings                                433,580     405,036
   Accumulated Other Comprehensive Income               266         720
                                                    -------     -------
   TOTAL SHAREHOLDERS' EQUITY                       507,924     478,257
                                                    -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $910,035    $884,132
                                                    =======     =======




The accompanying notes are an integral part of these consolidated financial statements.


                                DEVRY INC.
                   CONSOLIDATED STATEMENTS OF INCOME
          (Dollars in Thousands Except for Per Share Amounts)
                               (Unaudited)


                                           For The Year Ended
                                                June 30,
                                      -----------------------------
                                        2005      2004       2003
                                      -----------------------------
REVENUES:

   Tuition                            $737,132   $737,546  $628,326
   Other Educational                    43,530     47,173    50,810
   Interest                                642        166       443
                                       -------    -------   -------
      Total Revenues                   781,304    784,885   679,579
                                       -------    -------   -------
COSTS AND EXPENSES:

   Cost of Educational Services        437,345    420,108   366,075
   Student Services and
      Administrative Expense           300,165    275,587   225,767
   Interest Expense                      9,047      7,834     1,280
                                       -------    -------   -------
      Total Costs and Expenses         746,557    703,529   593,122
                                       -------    -------   -------
Income Before Income Taxes and
   Cumulative Effect of Change
   in Accounting                        34,747     81,356    86,457

Income Tax Provision                     8,013     23,295    33,459
Non-recurring Tax Benefit                   -          -     (8,150)
                                       -------    -------   -------
Income Before Cumulative Effect
   of Change in Accounting              26,734     58,061    61,148

Cumulative Effect of Change in
   Accounting, Net of Tax                1,810         -         -
                                       -------    -------   -------
NET INCOME                            $ 28,544   $ 58,061  $ 61,148
                                       =======    =======   =======

EARNINGS PER COMMON SHARE
   Basic
      Income Before Cumulative
       Effect of Change in Accounting    $0.38      $0.83     $0.87
      Cumulative Effect of Change
       in Accounting                      0.03          -         -
                                         -----      -----     -----
      Net Income                         $0.41      $0.83     $0.87
                                         =====      =====     =====

   Diluted
      Income Before Cumulative
       Effect of Change in Accounting    $0.38      $0.82     $0.87
      Cumulative Effect of Change
       in Accounting                      0.02          -         -
                                         -----      -----     -----
      Net Income                         $0.40      $0.82     $0.87
                                         =====      =====     =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)


                                                  For The Year Ended June 30,
                                                  ----------------------------
                                                    2005      2004      2003
                                                  --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                      $ 28,544  $ 58,061  $ 61,148
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:

     Depreciation                                   42,353    40,836    37,758
     Amortization                                   15,213    14,748     2,574
     Provision for Refunds and
      Uncollectible Accounts                        43,521    35,495    34,501
     Deferred Income Taxes                          (5,775)    5,470     8,940
     Loss on Disposals of Land, Buildings
      and Equipment                                    803       439       263
     Changes in Assets and Liabilities, Net of
       Effects from Acquisitions of Businesses:
         Restricted Cash                              (412)      595     6,206
         Accounts Receivable                       (54,267)  (39,340)  (23,633)
         Inventories                                 3,131     1,034       592
         Prepaid Expenses And Other                  2,153    (3,153)   (3,070)
         Perkins Program Fund Contribution
          and Other                                   (764)      654    (1,114)
         Accounts Payable                            2,852     8,483    (2,132)
         Accrued Salaries, Wages,
          Expenses and Benefits                     12,465      (685)    2,061
         Advance Tuition Payments                   (2,299)    6,251    (6,997)
         Deferred Tuition Revenue                       40     5,539   (16,904)
                                                   -------   -------   -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES         87,558   134,427   100,193
                                                   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                             (42,909)  (42,808)  (43,762)
  Payments for Purchases of Businesses, Net
     of Cash Acquired                               (4,861)   (1,493) (295,908)
                                                   -------   -------   -------
  NET CASH USED IN INVESTING ACTIVITIES            (47,770)  (44,301) (339,670)
                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options            1,091     2,631       404
  Proceeds from Revolving Credit Facility           45,000    25,000   165,000
  Repayments Under Revolving Credit Facility       (70,000)  (65,000)       -
  Proceeds from Senior Note Issuance                    -         -    125,000
                                                   -------   -------   -------
  NET CASH (USED IN) PROVIDED BY FINANCING
      ACTIVITIES                                   (23,909)  (37,369)  290,404

Effects of Exchange Rate Differences                  (283)       (1)       29
                                                   -------   -------   -------
NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                       15,596    52,756    50,956

Cash and Cash Equivalents at Beginning
 of Year                                           146,227    93,471    42,515
                                                   -------   -------   -------
Cash and Cash Equivalents at End of Year          $161,823  $146,227  $ 93,471
                                                   =======   =======   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Year                     $7,063    $7,091      $662
  Income Taxes Paid During the Year, Net             7,450    22,471    17,373



The accompanying notes are an integral part of these consolidated financial statements.

                                 DEVRY INC.
            CONSOLIDATED  STATEMENTS  OF  SHAREHOLDERS'  EQUITY
                          (Dollars in Thousands)



                             Common Stock
                         -------------------           Accumulated
                                 Additional               Other
                          Amount   Paid-in   Retained  Comprehensive
                         $.01 Par  Capital   Earnings     Income      Total
                         ------------------  --------  -----------  --------
Balance at June 30, 2002    $700    $66,345  $285,827         $674  $353,546
Comprehensive Income:
   Net Income in 2003                          61,148                 61,148
   Foreign Currency
      Translation                                               29        29
                                                                     -------
Comprehensive Income                                                  61,177
                                                                     -------
Proceeds from Exercise
   of Stock Options            1        403                              404

Tax Benefit from Exercise
   of Stock Options                     540                              540
                         ---------------------------------------------------
Balance at June 30, 2003     701     67,288   346,975          703   415,667

Comprehensive Income:
   Net Income in 2004                          58,061                 58,061
   Change in Fair Value
    of Interest Rate
    Hedge                                                       18        18
   Foreign Currency
      Translation                                               (1)       (1)
                                                                     -------
Comprehensive Income                                                  58,078
                                                                     -------
Proceeds from Exercise
   of Stock Options            3      2,628                            2,631

Tax Benefit from Exercise
   of Stock Options                   1,881                            1,881
                         ---------------------------------------------------
Balance at June 30, 2004     704     71,797   405,036          720   478,257

Comprehensive Income:
   Net Income in 2005                          28,544                 28,544
   Change in Fair Value
      of Interest Rate
      Hedge                                                    (30)      (30)
   Foreign Currency
      Translation                                             (424)     (424)
                                                                     -------
Comprehensive Income                                                  28,090
                                                                     -------
Proceeds from Exercise
   of Stock Options            2      1,089                            1,091

Tax Benefit from Exercise
   of Stock Options                     486                              486
                         ---------------------------------------------------
Balance at June 30, 2005    $706    $73,372  $433,580         $266  $507,924
                         ===================================================



The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                 Notes to Consolidated Financial Statements


NOTE  1:   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Nature of Operations
--------------------
DeVry Inc. (the Company), through its wholly owned subsidiaries, including DeVry University, Dominica Management, Inc. (DMI), Becker CPA Review Corp. and Ross University School of Nursing & Health Sciences operates an international system of degree-granting, career-oriented higher education schools and a leading international training firm.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering both undergraduate and graduate programs. Its DeVry undergraduate operations award associate and bachelor's degrees in electronics, computer information systems and technology, biomedical engineering technology, business administration, technical management, and network and communications management. The undergraduate programs are offered at 22 large campus locations and 46 smaller teaching centers located in conjunction with graduate program teaching sites, all in the United States; at one campus location in Canada; and through DeVry University Online. Several new U.S. teaching centers are scheduled to open in fiscal 2006. The University's Keller Graduate School of Management awards master's degrees in business administration, accounting and financial management, information systems management, human resource management, project management, public administration and telecommunications management. At June 30, 2005, graduate school programs were offered at 70 locations in the United States, and through the Online Education Center. Several additional locations are scheduled to open in fiscal 2006.

DMI operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine (collectively referred to as Ross University), with campuses in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Ross students complete their basic science curriculum in modern, fully equipped campuses in the Caribbean and complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with Ross.

Becker Professional Review (Becker) is a leading international training firm preparing students to pass the Certified Public
Accountant (CPA) and Chartered Financial Analyst (CFA) exams.
Currently, the CPA exam review course is offered at approximately 300 locations worldwide.

Ross University School of Nursing & Health Sciences operates the Deaconess College of Nursing (Deaconess). Located in St. Louis, Missouri, Deaconess offers associate and bachelor's degree programs in nursing. In addition, Deaconess offers a bachelor's degree completion program designed for registered nurses who have previously completed an associate degree program. Non-clinical coursework is offered both on campus and online.

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless indicated, or the context requires otherwise, references to years refer to the Company's fiscal years then ended.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents can include time deposits, commercial paper, municipal bond funds and bankers acceptances with original maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature. The Company limits the amount of credit exposure with any one investment instrument or with any one financial institution except for the concentration of balances at three of the Company's principal depository and disbursement banks to maximize cash availability and efficiency of operation. Net cash balances on deposit with these banks were approximately $58 million, $47 million and $38 million at June 30, 2005, and $66 million, $42 million and $15 million at June 30, 2004.

The Company periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposits.

Financial Aid and Restricted Cash
---------------------------------
Financial aid and assistance programs, in which most DeVry University, Ross University and Deaconess students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition
-------------------
DeVry University tuition and technology fee revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic terms. The clinical portion of their education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. The Company is responsible for the billing and collection of tuition from Ross University students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University students are charged to expense on the same basis. Deaconess tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight-line fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of the Company's expected exposure to refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and Canadian provincial regulations and accreditation criteria permit the Company to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by the Company in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. Reserves for uncollectible accounts are analyzed periodically in light of current collection and loss experience. Related reserves with respect to uncollectible accounts and refunds were $29,088,000 and $19,341,000 at June 30, 2005 and June 30, 2004, respectively.

Textbook sales and other educational product sales, including training services and the Becker CD-ROM product, are included in Other
Educational Revenues in the Consolidated Statements of Income.
Textbook and other educational product revenues are recognized when the sale occurs, generally at the start of each academic term. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. Also included in Other Educational Revenues are receivable interest billings from various student-deferred tuition payment plans. Interest charges are generally billed monthly and are recognized when billed. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized into income when payment is received.

Revenue Recognition, continued
------------------------------
The Company defers DeVry University enrollment fee revenue. This deferred revenue will be recognized in subsequent periods as student services are provided. Additionally, the Company has elected to defer certain direct costs of activities associated with these fees, limited to the extent of the revenue deferral. These costs are subsequently amortized over the periods in which student services are provided.
These deferred costs were $398,000 and $281,000 at June 30, 2005 and 2004, respectively. Since changes to the deferrals involve the recording of equivalent amounts of revenues and costs, net income is not affected. Similar enrollment fee revenue deferrals are recorded at Ross University and Becker.

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

Leasehold improvements are amortized using the straight-line method over the term of the lease or the estimated useful life of the asset, whichever is shorter. Leased property meeting certain criteria is capitalized, and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on the straight- line method over the term of the lease or the life of the related asset, whichever is shorter.

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

Statement of Financial Accounting Standards No. 142 entitled "Goodwill and Other Intangible Assets" ("SFAS 142) provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was completed at the end of fiscal 2005. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss shall be recognized in an amount equal to that excess. See "Note 3-Intangible Assets" for results of the Company's required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives, generally five to 15 years.
Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

The Company expenses all curriculum development and new school opening costs as incurred.

Perkins Program Fund
--------------------
DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, currently at a rate equal to 33% of new contributions by the federal government. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The Company carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2,722,000 and $3,031,000 at June 30, 2005 and 2004, respectively. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Perkins Program Fund, continued
-------------------------------
program do not belong to the Company and are not recorded on the Company's financial statements. Upon termination of the program by the federal government or withdrawal from future participation by DeVry
University, subsequent student loan repayments would be divided between the federal government and DeVry University in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $3,120,000 as of June 30, 2004. There were no such capitalized costs at June 30, 2005. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,605,000, $16,962,000 and $2,305,000 at
June 30, 2005, 2004, and 2003, respectively.


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

Foreign Currency Translation
----------------------------
The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. The financial position and results of operations of the Company's Canadian operations are measured using the local currency as the functional currency. Assets and liabilities of the Canadian operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders' Equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended June 30, 2005, 2004 and 2003 were not material.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes
------------
Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law.
The Ross University operating subsidiaries on Dominica and St.
Kitts/Nevis have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Also, for the foreseeable future, the Company intends to reinvest existing cash balances, subsequent earnings and cash flow in Ross University or other business opportunities outside the United States. Accordingly, no provision for current income taxes is being recorded.

Guarantees
----------
Under its bylaws, the Company has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at the Company's request in such capacity. The indemnification agreement period is for an officer's or director's lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. The Company has no liabilities recorded for these agreements of June 30, 2005 and 2004.

Derivative Instruments and Hedging Activities
---------------------------------------------
The Company uses derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring periodic settlements and high credit standards for its counterparties.
All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship. Any ineffectiveness in a hedging relationship is recognized immediately into earnings.

During the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These agreements will expire during the first quarter

Derivative Instruments and Hedging Activities, continued
--------------------------------------------------------
of fiscal 2006. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels. These interest rate cap agreements are designated as cash flow hedging instruments and are intended to protect the portion of the Company's debt that is covered by these agreements from increases in short-term interest rates above 3.5%.

These cap agreements were purchased at fair market values totaling $568,000. This cost was capitalized and is being amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings are reported as a component of Other Comprehensive Income. These amounts are being reclassified and recognized into earnings over the 24-month term of the agreements. As of June 30, 2005, a $12,000 loss is recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $507,000 and the $495,000 expensed as interest during the term of the agreements. A loss of $30,000 and a gain of $18,000 were recorded as Other Comprehensive Income for the years ended June 30, 2005 and 2004, respectively. Interest expense of $405,000 and $90,000 was charged to earnings for these interest rate caps for the years ended June 30, 2005 and 2004, respectively. For the year ended June 30, 2005 and 2004, there was no ineffectiveness related to these agreements.

Earnings per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,383,000, 70,142,000 and 69,942,000 in 2005, 2004 and
2003, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,591,000, 70,757,000 and 70,336,000 in 2005, 2004 and 2003, respectively.  Excluded from the June 30, 2005, 2004 and
2003 computations of diluted earnings per share were options to purchase 2,915,000, 1,107,000 and 1,260,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

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

Stock-based Compensation
------------------------
During fiscal 2005, the Company granted options at fair market value to purchase up to 1,456,000 shares of the Company's common stock under the 1999 and 2003 Stock Incentive Plans (See Note 9). Of these grants, approximately 668,000 vest over the next 3 to 5 years. The remaining 788,000 were granted in the fourth quarter and were immediately vested.

For the year ended June 30, 2005, the Company elected to continue to account for its stock-based awards under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and has provided the pro forma disclosures as required by FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and FASB Statement Of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-An Amendment of FASB Statement No. 123" ("SFAS 148") for the years ended June 30, 2005, 2004 and 2003 below. Under this method, the Company generally recognizes no compensation expense with respect to such awards, since the exercise price of the common stock options awarded is equal to the fair market value of the underlying security on the date of the grant.

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

Beginning with all options granted in the first quarter of fiscal 2005, the fair value of the Company's stock-based awards is estimated using a binomial model. This model uses the Company's actual cancellation and historical exercise experience to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period, something that the Black-Scholes model does not consider. For these reasons, Company management believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years using the Black-Scholes model.

The weighted average estimated grant date fair values, as defined by SFAS 123, for options granted at market price under the Company's stock option plans during fiscal 2005, 2004 and 2003 was $7.87, $17.07 and $10.62, per share, respectively. The fair values of the Company's stock option awards were estimated assuming no expected dividends and the following weighted average assumptions:

                                   2005        2004        2003
                                   ----        ----        ----
 Expected Life (in Years)          5.42        7.50        7.50
 Expected Volatility              41.35%      58.16%      56.25%
 Risk-free Interest Rate           3.82%       3.75%       3.80%
 Pre-vesting Forfeiture Rate       1.88%          -           -

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation, continued
-----------------------------------
The use of a pre-vesting forfeiture rate is optional under SFAS 123; however, it is an important element of option valuation and, accordingly, has been included in option valuation using the binomial model.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation. The change from the Black-Scholes valuation model to a binomial model had no significant effect on the pro forma amounts presented below.

                         (dollars in thousands except for per share amounts)

                                       2005         2004         2003
                                       ----         ----         ----

 Net Income as Reported              $28,544      $58,061      $61,148

 Stock-based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax          (6,532)      (3,447)      (2,761)
                                      ------       ------       ------
 Pro Forma Net Income                $22,012      $54,614      $58,387
                                      ======       ======       ======

Earnings per Common Share:

 Basic as Reported                     $0.41        $0.83        $0.87

 Stock-based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax           (0.10)       (0.05)       (0.04)
                                        ----         ----         ----
 Pro Forma Basic                       $0.31        $0.78        $0.83
                                        ====         ====         ====

 Diluted as Reported                   $0.40        $0.82        $0.87

 Stock-based employee compensation
  expense had the fair value method
  been applied to all options
  awarded, net of income tax           (0.09)       (0.05)       (0.04)
                                        ----         ----         ----
 Pro Forma Diluted                     $0.31        $0.77        $0.83
                                        ====         ====         ====

Prior to the third quarter of fiscal 2005, the company accounted for options granted to retirement eligible employees that vest upon an employees' retirement under the nominal vesting approach. This approach recognized pro forma compensation cost over the vesting period of the option. In the third quarter of fiscal 2005, the Company

Stock-based Compensation, continued
-----------------------------------
began applying the non-substantive vesting period approach to these options. Under this approach, pro-forma compensation cost is recognized at the grant date for options issued to retirement eligible employees where the options vest upon retirement. This approach was retroactively applied to all such options granted and it resulted in an immaterial adjustment in the pro forma disclosures.

In December 2004, the FASB issued SFAS #123R entitled "Share-Based Payment" (including stock options). This revised accounting standard requires the recognition of compensation expense arising from share-based payments, such as stock options. The Company currently accounts for its stock based compensation using the intrinsic value approach of APB 25 and, in accordance with APB 25, has not recognized compensation cost for employee stock options to date. As required, however, disclosures relative to such compensation and its pro forma effect on earnings are disclosed above.

The new accounting standard is effective for the Company beginning with its first quarter of fiscal 2006. The Company estimates that the additional compensation cost to be recognized in its fiscal 2006 will be approximately $0.05 per share. This estimate could be affected by changes from current expectations for future stock option grants that may be issued during fiscal 2006. The Company estimates that there will be a cumulative effect from the change in accounting required by this new accounting standard that reduces Retained Earnings by approximately $12.2 million but increases Additional Paid in Capital by approximately $3.1 million as of June 30, 2003. Had the new accounting standard been in effect during fiscal 2003, 2004 and 2005, net income and earnings per share would not be materially different from that reported in the pro forma disclosure above.

The Company expects to adopt this new accounting standard using the retrospective method and restating previous years' financial statements accordingly. The Company is still evaluating the effects of the proposed new standard on its previously reported statements of income and financial position but believes that the amounts noted above fairly present the approximate effects of this accounting standard.

Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amount recorded in Other Comprehensive Income is a loss of $30,000 for the year ended June 30, 2005 and a gain of $18,000 for the year ended June 30, 2004. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were a loss of $424,000 for the year ended June 30, 2005 and a loss of $1,000 for the year ended June 30, 2004.

Comprehensive Income, continued
-------------------------------
The Accumulated Other Comprehensive Income balance at June 30, 2005, is composed of a $12,000 loss related to the cash flow hedge and a cumulative translation gain of $278,000. At June 30, 2004, this balance is composed of a $18,000 gain related to the cash flow hedge and a cumulative translation gain of $702,000.

Advertising Expense
-------------------
Advertising expenses are recognized as expense in the period in which materials are purchased or services are performed.

NOTE 2:  CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY

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

Net Income and basic and diluted earnings per share for the years ended June 30, 2005, 2004 and 2003 are set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented.

                                      Proforma
                                  (In Thousands)
                                Year Ended June 30,
                       -----------------------------------
                         2005          2004          2003
                         ----          ----          ----
   Net Income          $26,734       $58,958       $61,074
   Earnings per Share
          Basic          $0.38         $0.84         $0.87
          Diluted        $0.38         $0.83         $0.87


NOTE 3: BUSINESS COMBINATIONS

Deaconess College of Nursing
----------------------------
On March 24, 2005, Ross University School of Nursing and Health Sciences, a newly formed, wholly owned subsidiary of the Company, acquired the operations of Deaconess College of Nursing (Deaconess) for $5,391,000 in cash, subject to purchase price adjustments. Funding was provided from the Company's existing operating cash balances. The results of Deaconess' operations have been included in the consolidated financial statements of the Company since the date of acquisition.

Deaconess College of Nursing, continued
---------------------------------------
Located in St. Louis, Missouri, Deaconess had approximately 450 students enrolled at the date of purchase and offers associate and bachelor's degree programs in nursing. In addition, Deaconess offers a bachelor's degree completion program designed for registered nurses who have previously completed an associate degree program. Classes are offered days, evenings and weekends with non-clinical coursework offered both on campus and online. The addition of Deaconess will further diversify the Company's curricula.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                         At March 24, 2005
                         (In Thousands)

      Current Assets                           $  659
      Property and Equipment                       37
      Intangible Assets                         1,470
      Goodwill                                  4,911
                                                -----
          Total Assets Acquired                 7,077

      Current Liabilities Assumed               1,686
                                                -----
          Net Assets Acquired                  $5,391
                                                =====

Of the $1,470,000 of acquired intangible assets, $470,000 was assigned to the value of the Deaconess Title IV financial aid eligibility and $730,000 was assigned to accreditations, both of which have been determined to not be subject to amortization, and $270,000 was assigned to student relationships that have an average useful life of approximately 3 years. The Company determined this allocation based upon a number of factors, including a preliminary valuation analysis prepared by an independent professional valuation specialist. The $4,911,000 of goodwill was all assigned to the Medical & Healthcare operating segment.

The amounts recorded at June 30, 2005, relating to the acquisition are subject to adjustment, as the Company has not yet completed the final allocation of purchase price. The purchase price is still subject to final closing adjustments. The Company expects to finalize the purchase price and complete the allocations during the first quarter of fiscal 2006. There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

Ross University
---------------
On May 16, 2003, the Company acquired all outstanding shares of capital stock of Dominica Management, Inc. (DMI) for $329,259,000, in cash which includes approximately $4,175,000 of acquisition-related fees.
The results of DMI's operations have been included in the consolidated financial statements of the Company since that date. DMI owns and operates Ross University School of Medicine and Ross University School of Veterinary Medicine. With campuses located in the

Ross University, continued
--------------------------
Caribbean countries of Dominica and St. Kitts/Nevis, Ross University is one of the world's largest providers of medical and veterinary education, with more than 3,000 students. The acquisition gives the Company entry into a growing sector of the higher education market. The addition of Ross University further diversified the Company's curricula and helped maintain a leadership position in career-focused education.

The total consideration paid for DMI of $328,052,000 was comprised of $58,052,000 in cash from current operations, $125,000,000 of senior notes due 2010 and privately placed with institutional investors, and $145,000,000 of borrowings under a revolving line of credit agreement from a group of banks led by Bank of America, N.A.(Note 7). Based on a final purchase price allocation analysis performed for the Company by independent professional valuation specialists, acquired intangible assets totaled $66,700,000. Of this amount $5,100,000 was assigned to the value of tradenames, $14,100,000 was assigned to the value of the Ross Medical and Veterinary Schools' U.S. Title IV financial aid eligibility and accreditations, all of which are not subject to amortization, and $47,500,000 was assigned to student relationships that have an initial average useful life of approximately five years. The goodwill balance of $239,408,000 was all assigned to the Ross University operating segment. None of the intangible assets or goodwill is expected to be deductible for U.S. tax reporting purposes.

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
                                               =======

The net deferred income tax liability included a current deferred tax asset of $5,726,000, resulting from a deduction for the exercise and non-statutory disposition of employee incentive stock options related to the acquisition. Additionally, the Company recorded a non-current deferred tax liability of $6,779,000 resulting from a book and tax basis difference associated with the intangible assets not subject to amortization that were recorded in purchase accounting. No deferred tax liability was recorded with respect to student relationship intangibles, as this temporary difference relates to operations that have been granted tax-free status in their local jurisdictions during the periods in

Ross University, continued
--------------------------
which the temporary difference is expected to reverse. The Company also initially recorded a current tax liability of $13,599,000, resulting from a deemed distribution arising upon acquisition of accumulated earnings and profits of its non-U.S. subsidiaries through the acquisition date. In fiscal 2004, this accrual was reduced by $1,443,000, with a corresponding reduction recorded to goodwill.

The following unaudited pro forma financial information for the year ended June 30, 2003, presents the results of operations of the Company and DMI as if the acquisition had occurred at the beginning of fiscal 2003. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is the information necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

      Revenues                  $738,229
      Net Income                  62,578
      Earnings per Common Share:
        Basic                      $0.90
        Diluted                    $0.89

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
                                       ---------

NOTE 4: INTANGIBLE  ASSETS

Intangible assets consist of the following:

                                          As of June 30, 2005
                                   --------------------------------
                                   Gross Carrying      Accumulated
                                       Amount          Amortization
                                   --------------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,770,000     $(28,080,000)
          License and Non-compete
             Agreements                 2,650,000       (2,563,000)
          Class Materials               2,900,000         (900,000)
          Trade Names                     110,000          (48,000)
          Other                           620,000         (617,000)
                                       ----------       ----------
          Total                       $54,050,000     $(32,208,000)
                                       ==========       ==========
     Unamortized Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
           and Accreditations          14,100,000
          Intellectual Property        13,940,000
          Deaconess Title IV
           Eligibility and
           Accreditations               1,200,000
                                       ----------
          Total                       $51,857,000
                                       ==========

                                          As of June 30, 2004
                                   --------------------------------
                                   Gross Carrying      Accumulated
                                       Amount          Amortization
                                   --------------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,500,000     $(14,737,000)
          License and Non-compete
             Agreements                 2,650,000       (2,126,000)
          Class Materials               2,900,000         (700,000)
          Trade Names                     110,000          (21,000)
          Other                           620,000         (507,000)
                                       ----------       ----------
          Total                       $53,780,000     $(18,091,000)
                                       ==========       ==========
     Unamortized Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
           and Accreditations          14,100,000
          Intellectual Property        13,940,000
                                       ----------
          Total                       $50,657,000
                                       ==========

Amortization expense for amortized intangible assets was $14,117,000 and $13,694,000 for the years ended June 30, 2005 and
2004, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows:

          Fiscal Year
               2006                $10,036,000
               2007                  6,807,000
               2008                  3,598,000
               2009                    203,000
               2010                    200,000

The weighted-average amortization period for amortized intangible assets is three and five years for Deaconess and Ross Student Relationships, respectively, six years for License and Non-compete Agreements, 14 years for Class Materials, four years for Trade Names and six years for Other. These intangible assets, except for the Ross Student Relationships, are being amortized on a straight-line basis. The amount being amortized for the Ross Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

               Year 1         27.4%
               Year 2         29.0%
               Year 3         21.0%
               Year 4         14.5%
               Year 5          8.1%

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2005 and 2004, there was no impairment loss associated with these indefinite-lived intangible assets, as fair value exceeds the carrying amount.

The Company determined that as of the end of fiscal 2005 and 2004, there was no impairment in the value of the Company's goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at June 30, 2005 and 2004, was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment at June 30, 2005 and 2004, was unchanged at $22,716,000. The carrying amount of goodwill related to the Medical & Healthcare segment was $244,397,000 at June 30, 2005, and $239,486,000 at June 30, 2004. The
increase of $4,911,000 is the result of the allocation of the purchase price for Deaconess as described in Note 2 above.

NOTE 5:  REDUCTION IN WORKFORCE CHARGES AND IMPAIRMENT OF LONG-LIVED ASSETS

During the second quarter of fiscal 2005, the Company offered a voluntary separation plan to its employees with more than 20 years of service. In the third quarter of fiscal 2005, the Company implemented an involuntary reduction in force that reduced its workforce at its educational facilities and corporate office. In the fourth quarter of fiscal 2005, the Company offered another voluntary separation plan for its DeVry University faculty employees with more than 15 years of service and implemented an involuntary reduction in force of its faculty employees. These voluntary and involuntary separation plans resulted in workforce reductions of approximately 230 employees. In addition to these separation and reduction in force plans, the Company experienced other involuntary separations during fiscal 2005. In relation to all of these voluntary and involuntary reductions in force, the Company recorded pre-tax charges of approximately $8.4 million in the fiscal 2005. These charges consist of severance pay and in some cases, extended medical and dental benefits coverage. These charges are classified as Cost of Educational Services and Student Services and Administrative Expense in the Consolidated Statements of Income and are related to the DeVry University and Medical & Healthcare reportable segments.

Cash payments for the voluntary separation plans and the all involuntary reductions in force were approximately $4.7 million in fiscal 2005. Of the total amount accrued for these events, approximately $3,700,000 remained to be paid as of June 30, 2005. Payments will continue into the first quarter of fiscal 2006.

The workforce reductions relate to actions across several of the company's businesses resulting from process improvements and its continuing efforts to realign costs with revenues. The majority of the workforce reductions are in the U.S. and include managerial, professional, clerical and instructor roles.

Included in the fiscal 2005 depreciation expense is a $1.5 million pre-tax impairment loss on a Company owned building in the Denver, Colorado area that has been offered for sale. This building was acquired in 1999 with the acquisition of Denver Technical College. Although still used partly as classrooms and offices, this facility is no longer essential to the Company operations in the Denver-area, having been largely replaced by a new and larger DeVry University campus serving the Denver market. This charge is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

In October 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed an agreement with RCC College of Technology ("RCC") that enables DeVry to phase out its operations at its Toronto campus commencing with the term that began in November 2003. Based in Vaughn, Ontario, RCC provides career-focused electronics and computer technology diploma programs.

Under the terms of the agreement, which have been approved by the Ontario Provincial Ministry, DeVry College of Technology contracted with RCC to manage the completion of programs of study for DeVry's current student body in Toronto. DeVry's Toronto campus no longer admits new students. RCC will use existing DeVry curricula to deliver courses that allow current DeVry students to earn DeVry diplomas and certificates. The agreement also makes provisions for the acquisition of DeVry assets by RCC and the use of certain portions of DeVry curriculum under the RCC brand name.

NOTE 5: REDUCTION IN WORKFORCE CHARGES AND IMPAIRMENT OF LONG-LIVED ASSETS (continued)

In the second quarter of fiscal 2004, the Company recognized an approximately $0.5 million pre-tax asset impairment loss in accordance with Statement of Financial Accounting Standards No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS
144), on the furniture and laboratory equipment associated with the Company's Toronto-area operations. This equipment became the property of RCC in accordance with the terms of the teachout agreement. This charge is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

During fiscal 2004, the Company provided a severance accrual of approximately $600,000 related to those employees in Toronto who are affected by the RCC transaction. These employees were either terminated or will be phased out upon the teachout of DeVry students by RCC. In fiscal 2005, additional severance expense of approximately $400,000 was accrued for these employees. All of these charges consist of severance pay and extended medical and dental benefits coverage and are classified as Cost of Educational Services in the Consolidated Statements of Income and are related to the DeVry University reportable segment. Cash payments against this accrual were approximately $450,000 in fiscal 2005. Of the total amount accrued for this event, approximately $220,000 remained to be paid as of June 30, 2005.

During fiscal 2003, the Company assessed the expected future results of its DeVry University Canadian operations. The assessment performed by the Company included estimates of expected future cash flows associated with the Canadian operations, which indicated an impairment loss with respect to certain long-lived assets that were held and used by the Company. Upon completing this analysis, it was determined that recognition of an impairment loss related to Canadian leasehold improvements was appropriate. This resulted in a charge in the quarter ended December 31, 2002 of approximately $800,000. In addition, as of June
30, 2003, the Company reserved the remaining net rent liability on its Scarborough campus that was closed. This resulted in a charge of $200,000 in the quarter ended June 30, 2003. All of these charges are classified as Cost of Educational Services in the Consolidated
Statements of Income and related to the DeVry University reportable segment.

In fiscal 2003, the Company also provided a severance accrual relating to personnel reductions at its Toronto area and certain U.S. campus operations that resulted in a charge of approximately $2.5 million in the quarter ended June 30, 2003. Cash payments against this accrual were approximately $400,000 in fiscal 2005. Of the total amount accrued for this event, approximately $270,000 remained to be paid as of June 30, 2005. These charges are classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

NOTE 6: INCOME TAXES

The components of income (loss) before income taxes are as follows:

                                        For the Year Ended June 30,
                                --------------------------------------

                                    2005          2004          2003
                                -----------    ----------    ---------

    U.S.                        $19,753,000   $67,828,000  $91,189,000
    Foreign                      14,994,000    13,528,000   (4,732,000)
                                 ----------    ----------   ----------

    Total                       $34,747,000   $81,356,000  $86,457,000
                                 ==========    ==========   ==========

The net income tax provisions (benefits) related to the above results are as follows:
                                        For the Year Ended June 30,
                                 -------------------------------------

                                    2005          2004          2003
                                 ----------    ----------    ---------

Current Tax Provision:
    U.S. Federal                $14,021,000   $16,037,000  $15,758,000
    State and Local               2,524,000     2,214,000      611,000
    Foreign                        (217,000)     (426,000)          -
                                 ----------    ----------    ---------

       Total Current             16,328,000    17,825,000   16,369,000
Deferred Tax Provision:
    U.S. Federal                 (7,280,000)    5,052,000    1,865,000
    State and Local              (1,035,000)      407,000      582,000
    Foreign                              -         11,000    6,493,000
                                 ----------    -----------   ---------

       Total Deferred            (8,315,000)    5,470,000    8,940,000
                                 ----------    ----------    ---------

Net Income Tax Provision        $ 8,013,000   $23,295,000  $25,309,000
                                 ==========    ==========   ==========

The income tax provisions differ from those computed using the statutory U.S. federal rate as a result of the following items:

                                      For the Year Ended June 30,
                       -----------------------------------------------------------
                              2005                  2004                2003
                       ------------------    ------------------  -----------------
Income Tax at
  Statutory Rates      $12,161,000  35.0%    $28,475,000  35.0%  $30,260,000  35.0%

(Lower)Higher Rates on
  Foreign Operations    (5,248,000)(15.1%)    (5,446,000) (6.7%)     580,000   0.7%

State Income Taxes         903,000   2.6%      1,572,000   1.9%    3,327,000   3.9%
Deduction of Worthless
  Stock of Subsidiary           -      -              -      -   (14,643,000)(17.0%)

Increase in Valuation
  Allowance                     -      -              -      -     6,493,000   7.5%

Tax Credits and Other      197,000   0.6%     (1,306,000) (1.6%)    (708,000) (0.8%)
                        -----------------------------------------------------------
Income Tax Provision   $ 8,013,000 23.1%     $23,295,000  28.6%  $25,309,000  29.3%
                        ===========================================================

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.  These assets and liabilities are composed of the
following:
                                       For the Year Ended June 30,
                                ---------------------------------------

                                    2005          2004          2003
                                -----------   -----------   -----------

Loss Carryforwards, net        $ 10,909,000  $  7,813,000  $  7,630,000
Employee Benefits                 8,346,000     4,848,000     4,412,000
Receivable Reserves and
 Other, net                      14,530,000     9,036,000    15,778,000
Depreciation                     (2,724,000)    3,160,000     5,061,000

Less: Valuation Allowance        (7,100,000)   (7,100,000)   (7,100,000)
                                 ----------    ----------    ----------

Gross Deferred Tax Assets        23,961,000    17,757,000    25,781,000
                                 ----------    ----------    ----------

Amortization of Intangible
 Assets                         (28,227,000)  (27,798,000)  (24,755,000)
                                 ----------    ----------    ----------

Gross Deferred Tax Liabilities  (28,227,000)  (27,798,000)  (24,755,000)
                                 ----------    ----------    ----------

Net Deferred Taxes             $ (4,266,000) $(10,041,000) $  1,026,000
                                 ==========    ==========    ==========

The Company has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending
June 30, 2025.

Valuation allowances have been established for approximately $7.1 million. These are composed of loss carryforwards of $2.5 million, depreciation of $3.5 million and other of $500,000 for deferred income tax benefits of the Canadian subsidiary; and approximately $600,000 for certain state net operating loss carry forwards that may expire before their benefit is utilized.

Based on the Company's expectations for future taxable income, management believes that, more likely than not, operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

Deferred income tax provisions (benefits) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes. The sources and tax effects of these differences are as follows:
                                        For the Year Ended June 30,
                                  -------------------------------------

                                    2005          2004          2003
                                  ---------     ---------     ---------

Recognition of Operating
  Loss Carryforwards            $(3,096,000)   $( 183,000)  $ 2,214,000
Excess (Tax) Book
  Depreciation and
  Amortization                    6,184,000     4,944,000    11,764,000
Excess of Amounts Expensed
  for (Book) Tax Purposes
  Over Amounts Deductible
  for Book (Tax) Purposes        (8,863,000)      709,000    (5,038,000)
                                 ----------     ---------    ----------

Deferred Tax Provision          $(5,775,000)   $5,470,000   $ 8,940,000
                                 ==========     =========    ==========

On May 16, 2003, the Company acquired all of the outstanding stock of DMI and subsidiaries ("Note 3-Business Combinations"). The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School), incorporated under the laws of the Commonwealth of Dominica, and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts, in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly, no current provision for foreign income taxes was recorded. A provision for deferred foreign income taxes of approximately $6.8 million was recorded related to indefinite-lived intangible assets.

Concurrent with the acquisition, a deemed distribution of approximately $39 million occurred, representing the accumulated earnings and profits of the Medical and Veterinary Schools through the date of the acquisition.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools, and pursue future opportunities outside of the United States. Cumulative post-acquisition undistributed earnings were approximately $32.4 million and $16.8 million at June 30, 2005 and June 30, 2004, respectively.

As described in Note 5 above, during the second quarter of fiscal 2003, the Company assessed the expected future results of its DeVry University Canadian operations. The assessment also included an analysis of the previously recorded Canadian net deferred tax assets, which were primarily composed of net operating loss carryforwards, and property and equipment tax basis in excess of book basis. Based upon its estimates of future cash flows and taxable income associated with the Canadian operations, the Company determined that, with respect to the realization of the deferred tax asset, a valuation allowance for 100 percent of the Canadian deferred tax assets was appropriate in the second quarter. This resulted in an additional income tax provision in the second quarter ended December 31, 2002, of approximately $6.5 million.

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

Also, during the second quarter ended December 31, 2002, the Company completed a study that identified certain business incentive tax credits relating primarily to employment at its DeVry University operations in Long Beach, California. These credits, along with not recording a tax provision for the undistributed earnings of the Medical and Veterinary Schools, contributed to a reduced ongoing effective tax rate of 23.1% for fiscal 2005, 28.6% for fiscal 2004 and 38.7% for fiscal 2003. The fiscal 2003 effective tax rate does not include the effect of the previously described non-recurring tax benefit related to the Company's Canadian operations.

NOTE 7: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (GEI), a subsidiary formed in relation to the acquisition of DMI (Note 2). This long-term debt consists of the following at June 30, 2005 and 2004:

                                         Outstanding Debt         Effective
                                            at June 30,        Interest Rate at
                                        2005          2004      June 30, 2005
                                    ------------  ------------  -------------
Revolving Credit Agreement (a):
     DeVry Inc. as borrower         $ 85,000,000  $ 85,000,000       5.19%
     GEI as borrower                  15,000,000    40,000,000       4.70%
                                     -----------   -----------
     Total                          $100,000,000  $125,000,000       5.12%
                                     -----------   -----------
Senior Notes (b):
     DeVry Inc. as borrower         $ 75,000,000  $ 75,000,000       4.44%
     GEI as borrower                  50,000,000    50,000,000       4.44%
                                     -----------   -----------
     Total                          $125,000,000  $125,000,000       4.44%
                                     -----------   -----------

Total long-term debt                $225,000,000  $250,000,000       4.74%
                                     -----------   -----------

     (a)The revolving credit facility became effective on May 16, 2003, and was amended as of June 29, 2004. This facility replaced another revolving credit agreement in effect before May 16, 2003. Borrowings and letters of credit under this agreement cannot exceed $175,000,000 in total. DeVry Inc. aggregate commitments cannot exceed $125,000,000, and GEI aggregate commitments cannot exceed $50,000,000. At the request of the Company, the maximum borrowings and letters of credit can be increased to $250,000,000 with aggregate DeVry commitments increased to $200,000,000. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on July 1, 2009. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $7,918,000 and $2,715,000 as of June 30, 2005 and 2004, respectively. As of June 30, 2005, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or a Eurodollar LIBOR rate plus 1.25%, at the option of the Company. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.25% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to .30% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon the Company's achievement of certain financial ratios.

     In July and August 2005, the Company repaid $42,000,000 of the borrowings under the revolving credit facility.

     (b) The senior note agreement was entered into on May 16, 2003. All borrowings under this agreement are due on April 30, 2010, and there are no required installment payments. A prepayment penalty exists during the first two years of this note agreement. As of June 30, 2005, outstanding borrowings under this agreement bear interest, payable quarterly, at the 90 day LIBOR Eurodollar rate plus 1.25%

Both the revolving credit agreement and the senior notes contain certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include maintaining a minimum level of consolidated net worth, a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio ("DOE Ratio"). Failure to maintain any of these ratios or violation of other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and, requirement of payment of all outstanding borrowings.

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

In connection with entering into the two new borrowing agreements in May 2003, the Company incurred $3,986,000 of financing costs that were deferred. These costs are being amortized over the initial three-year life of the revolving credit facility and the seven-year life of the senior notes, based on the ratio of respective borrowings to total borrowings. In June 2004, the revolving credit facility was amended and the Company paid an additional $360,000 of financing fees that were deferred. These costs are being amortized over the extended 5-year term of the loan. Amortization of deferred costs, which is included in interest expense was $1,096,000 and $1,012,000 for the years ended June 30, 2005 and 2004, respectively.

NOTE 8: EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan
------------------------------
All employees, except those of Ross University, who meet certain eligibility requirements can participate in the Company's 401(k) Profit Sharing Retirement Plan. The Company contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Employees of DMI and Ross University participate in a separate plan and receive a company contribution of 5% of total eligible compensation. Matching contributions under the plans were approximately $4,110,000, $3,495,000 and $2,502,000 in 2005, 2004 and

Profit Sharing Retirement Plan, continued
-----------------------------------------
2003, respectively. In addition, the Company's board of directors may also make discretionary contributions for the benefit of all eligible employees, except those of DMI and Ross. Provisions for discretionary contributions under the plan were approximately $2,358,000, $4,958,000 and $4,747,000 in 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan
----------------------------
Under provisions of the DeVry Employee Stock Purchase Plan, any eligible employee may authorize the Company to withhold up to $25,000 of annual earnings to purchase common stock of the Company on the open market at 100% of the prevailing market price. The Company pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2005, 2004 and 2003.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and Chief Executive Officer provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the years ended June 30, 2005 and 2004, the Company recognized expense of approximately $2.7 million and $1.2 million, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 5.50% rate and using the sinking fund accrual method.

NOTE 9: SHAREHOLDERS' EQUITY

Stock Option Plans
------------------
The Company maintains five stock-based award plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan and the
2003 Stock Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of the Company's common stock. The Amended and Restated Stock Incentive Plan, the
1994, 1999 and 2003 Stock Incentive Plans are administered by a Plan Committee of the board of directors. Plan Committee members are granted automatic, nondiscretionary annual options. The 1991 Stock Incentive Plan is administered by the board of directors. Options under all five plans are granted for terms of up to 10 years and vest over periods of one to five years. The option price under the plans is the fair market value of the shares on the date of the grant.

At June 30, 2005, 4,784,794 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

NOTE 9: SHAREHOLDERS' EQUITY (continued)

Stock Option Plans, continued
-----------------------------
A summary of activity under the stock option plans is as follows:

                                                       Options Outstanding
                                                     ----------------------
                                                                   Weighted
                                            Shares                  Average
                                          Available     Number     Exercise
                                          for Grant  Outstanding      Price
                                          ---------  -----------   --------
Balance at June 30, 2002                  1,247,181    2,290,751     $19.83
 Options Authorized                       2,000,000           -           -
 Options Granted                           (471,650)     471,650     $17.25
 Options Exercised                               -      (136,305)     $5.20
 Options Canceled                           109,881     (109,881)    $27.55
 Unissued and Expired                        (8,080)          -           -
                                          ---------    ---------      -----
Balance at June 30, 2003                  2,877,332    2,516,215     $19.80
 Options Granted                           (596,200)     596,200     $27.03
 Options Exercised                               -      (323,735)     $9.18
 Options Canceled                           103,569     (103,569)    $26.65
 Unissued and Expired                       (36,071)          -           -
                                          ---------    ---------      -----
Balance at June 30, 2004                  2,348,630    2,685,111     $22.42
 Options Granted                         (1,455,500)   1,455,500     $21.02
 Options Exercised                               -      (171,044)     $9.75
 Options Canceled                           204,723     (204,723)    $24.33
 Unissued and Expired                       (77,903)          -           -
                                          ---------    ---------      -----
Balance at June 30, 2005                  1,019,950    3,764,844     $22.35
                                          =========    =========      =====

A summary of outstanding and exercisable stock options as of June 30, 2005, is as follows:

                         Options Outstanding             Options Exercisable
                 -----------------------------------   ----------------------
                                Weighted
                                Average     Weighted                 Weighted
   Range of                    Remaining     Average                  Average
   Exercise       Number of   Contractual   Exercise    Number of    Exercise
    Prices          Shares        Life        Price      Shares        Price
  ---------------------------------------------------------------------------

  $5.44-14.59      418,370         1.50      $12.18      418,370       $12.18

 $14.60-18.00      431,740         7.33      $17.00      164,270       $17.05

 $18.01-21.60    1,708,124         8.38      $21.12    1,134,024       $21.30

 $21.61-28.44      638,310         7.08      $25.81      257,892       $24.33

 $28.45-38.81      568,300         5.82      $33.74      395,160       $33.68
                 ------------------------------------------------------------
  $5.44-38.81    3,764,844         6.89      $22.35    2,369,716       $21.79
                 ============================================================

NOTE 10:  SHAREHOLDER RIGHTS PLAN

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

NOTE 11:  COMMITMENTS AND CONTINGENCIES

DeVry University, Becker and Ross lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs. Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2005, are as follows:

         Year Ended
         June 30,                       Amount
         ----------                  ------------
           2006                      $ 40,300,000
           2007                        37,800,000
           2008                        36,800,000
           2009                        33,700,000
           2010                        27,300,000
          Thereafter                  111,300,000

The Company recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2005, 2004 and 2003, were $46,455,000, $45,239,000 and $41,142,000, respectively.

In October 2003, the Company announced that its subsidiary, DeVry Canada LLC, had signed an agreement with RCC College of Technology ("RCC") that enables DeVry to phase out its operations at its Toronto campus commencing with the term that began in November 2003. Based in Vaughn, Ontario, RCC provides career-focused electronics and computer technology diploma programs.

Under the terms of the agreement, which have been approved by the Ontario Provincial Ministry, DeVry College of Technology contracted with RCC to manage the completion of programs of study for DeVry's current student body in Toronto. DeVry's Toronto campus no longer admits new students. RCC will use existing DeVry curricula to deliver courses that allow current DeVry students to earn DeVry diplomas and certificates. The agreement also makes provisions for the acquisition of DeVry assets by RCC and the use of certain portions of DeVry curriculum under the RCC brand name.

The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation incidental to the business.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology.
The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by another plaintiff with the same general allegations and by the same plaintiffs' attorneys. This subsequent action has been stayed pending the outcome of the initial matter. Discovery continues, but there is no determinable date at which this matter may be brought to conclusion.

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff a then-current student in another curriculum from a second Chicago-area campus. Discovery continues, and a hearing to determine class-action certification has been held, though the court has not yet announced its ruling.

The two alleged class actions seek money damages of an indeterminate amount. The Company has accrued $0.65 million representing the estimated minimum amount to resolve the above two class-action claims.

In conjunction with the required annual review procedures related to its administration of financial aid programs under the Ontario Student Aid Program, the Toronto-area DeVry campuses engaged in discussions with the Ontario Ministry of Education relating to certain additional information requirements for the 2001 and 2002 financial aid years. These additional information requirements could then serve as the basis for a Ministry claim for the return of some amounts of financial aid disbursed to students attending these campuses. The Company's Toronto-area campus discontinued operation and its students completed their education under an agreement with RCC College of Technology as previously announced. Accordingly, the Company is no longer participating in these financial aid programs. Final discussions with the Ministry have resulted in a resolution of these claims during the fourth quarter of fiscal year 2005 for an amount less than CDN$80,000, for which the Company had previously accrued.

In August 2005 counterclaims were filed against the company's subsidiary Dominica Management, Inc. and the Ross University School of Medicine by defendants American University of Antigua College of Medicine, Neal Simon and Sol Weltman in a case filed by Dominica Management, Inc. in the U.S. District Court for the Southern District of New York in September 2004. The original case filed by Dominica Management, Inc. sought relief primarily for alleged copyright infringement, misappropriation of trade secrets and confidential information, and unfair competition. The counterclaims allege, inter alia, anticompetitive behavior, tortious interference with prospective economic relationships, and defamation. Damages sought in connection with the counterclaims are in excess of $1,000,000. Discovery into these claims is commencing.

At June 30, 2005, the Company has recorded approximately $1.5 million associated with these estimated loss contingencies, including the amount of approximately $0.6 million in remaining payments under an anti-trust claim settlement agreement.

NOTE 12:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail in "Note 1-Summary of Significant Accounting Policies" under "Nature of Operations." The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional exam review and training operations including Becker Professional Review and the Center for Corporate Education (Professional and Training), and the Ross University medical and veterinary school and Deaconess School of Nursing operations (Medical &
Healthcare).

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

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2005, 2004 and 2003. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

<CAPTION

                                                 For the Year Ended June 30,
                                      ----------------------------------------------
                                          2005             2004             2003
                                      ------------     ------------     ------------
Revenues:
   DeVry University                   $645,564,000     $665,671,000     $626,747,000
   Professional and Training            44,367,000       36,221,000       43,401,000
   Medical & Healthcare                 91,373,000       82,993,000        9,431,000
                                       -----------      -----------      -----------
      Total Consolidated Revenues     $781,304,000     $784,885,000     $679,579,000
                                       -----------      -----------      -----------
Operating Income:
   DeVry University                    $11,377,000      $65,167,000      $73,774,000
   Professional and Training            14,588,000        5,943,000       13,801,000
   Medical & Healthcare                 32,966,000       32,697,000        3,552,000
   Reconciling Items:
     Amortization Expense              (14,117,000)     (13,736,000)      (2,574,000)
     Interest Expense                   (9,047,000)      (7,834,000)      (1,280,000)
     Depreciation and Other             (1,020,000)        (881,000)        (816,000)
                                        ----------       ----------       ----------
      Total Consolidated Income
       before Income Taxes             $34,747,000      $81,356,000      $86,457,000
                                        ==========       ==========       ==========
Segment Assets:
   DeVry University                   $426,086,000     $410,695,000     $379,767,000
   Professional and Training            72,155,000       75,093,000       65,494,000
   Medical & Healthcare                384,997,000      380,082,000      373,273,000
   Corporate                            26,797,000       18,262,000       22,882,000
                                       -----------      -----------      -----------
      Total Consolidated Assets       $910,035,000     $884,132,000     $841,416,000
                                       ===========      ===========      ===========

Additions to Long-lived Assets:
   DeVry University                    $35,609,000      $30,783,000     $ 42,678,000
   Professional and Training               335,000        3,320,000          172,000
   Medical & Healthcare                 11,826,000       10,198,000      331,656,000
                                        ----------       ----------      -----------
      Total Consolidated Additions
       to Long-lived Assets            $47,770,000      $44,301,000     $374,506,000
                                        ==========       ==========      ===========
   Reconciliation to Consolidated
    Financial Statements:
     Capital Expenditures              $42,909,000      $42,808,000     $ 43,762,000
     Capital Assets Acquired (Note 3)           -                -        21,986,000
     Purchase of Goodwill and
      Intangible Assets (Note 3)         4,861,000        1,493,000      308,758,000
                                        ----------       ----------      -----------
      Total Increase in Consolidated
       Long-lived Assets               $47,770,000      $44,301,000     $374,506,000
                                        ==========       ==========      ===========


                                                 For the Year Ended June 30,
                                      ----------------------------------------------
                                          2005             2004             2003
                                      ------------     ------------     ------------
Depreciation Expense:
   DeVry University                    $37,277,000      $37,245,000      $36,364,000
   Professional and Training               524,000          405,000          384,000
   Medical & Healthcare                  3,564,000        2,305,000          229,000
   Corporate                               988,000          881,000          781,000
                                        ----------       ----------       ----------
      Total Consolidated Depreciation  $42,353,000      $40,836,000      $37,758,000
                                        ==========       ==========       ==========
Intangible Asset Amortization Expense:
   DeVry University                    $        -       $    31,000       $   31,000
   Professional and Training               774,000          773,000          738,000
   Medical & Healthcare                 13,343,000       12,932,000        1,805,000
                                        ----------       ----------        ---------
      Total Consolidated Amortization  $14,117,000      $13,736,000       $2,574,000
                                        ==========       ==========        =========


The Company conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the years ended June 30, 2005, 2004 and 2003. Revenues and long-lived assets by geographic area are as follows:


                                                 For the Year Ended June 30,
                                      ----------------------------------------------
                                          2005             2004             2003
                                      ------------     ------------     ------------
Revenues from Unaffiliated Customers:
  Domestic Operations                 $679,696,000     $685,771,000     $649,244,000
  International Operations:
    Dominica and St. Kitts/Nevis        89,277,000       82,869,000        9,431,000
    Other                               12,331,000       16,245,000       20,904,000
                                       -----------      -----------      -----------
      Total International              101,608,000       99,114,000       30,335,000
                                       -----------      -----------      -----------
Consolidated                          $781,304,000     $784,885,000     $679,579,000
                                       ===========      ===========      ===========
Long-lived Assets:
  Domestic Operations                 $351,301,000     $359,107,000     $362,675,000
  International Operations:
    Dominica and St. Kitts/Nevis       315,892,000      315,153,000      322,061,000
    Other                                  504,000          997,000        2,221,000
                                       -----------      -----------      -----------
       Total International             316,396,000      316,150,000      324,282,000
                                       -----------      -----------      -----------
  Consolidated                        $667,697,000     $675,257,000     $686,957,000
                                       ===========      ===========      ===========

No one customer accounted for more than 10% of the Company's consolidated revenues.

NOTE 13:  RELATED PARTIES

One of the Company's directors is also an investor in, and a director of, a consulting firm engaged by the Company to assist with system development projects, including the new student information system. Fees paid to this consulting firm during fiscal 2005, 2004 and 2003 were approximately $1.1 million, $4.8 million and $4.1 million, respectively.

NOTE 14:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2005 and 2004, are as follows.

          (Dollars in Thousands, Except for Per Share Amounts)

2005                                       Quarter
----                       --------------------------------------   Total
                             First    Second     Third    Fourth     Year
                           --------  --------  --------  --------  --------
Revenues                   $188,396  $194,522  $201,930  $196,456  $781,304
Income Before Interest
 And Taxes                    5,303     9,623    17,853    11,015    43,794
Income Before Cumulative
 Effect of Change in
 Accounting                   2,490     5,856    11,947     6,441    26,734
Cumulative Effect of Change
 In Accounting                1,810        -         -         -      1,810
Net Income                    4,300     5,856    11,947     6,441    28,544

Earnings per Common Share:
     Basic:
     Income Before Cumulative
      Effect of Change in
      Accounting               0.04      0.08      0.17      0.09      0.38
     Net Income                0.06      0.08      0.17      0.09      0.41

     Diluted:
     Income Before Cumulative
      Effect of Change in
      Accounting               0.04      0.08      0.17      0.09      0.38
     Net Income                0.06      0.08      0.17      0.09      0.40

2004                                       Quarter
----                       --------------------------------------   Total
                             First    Second     Third    Fourth     Year
                           --------  --------  --------  --------  --------
Revenues                   $189,236  $198,806  $196,800  $200,043  $784,885
Income Before Interest
 and Taxes                   16,837    24,015    24,641    23,697    89,190
Net Income                   10,492    15,578    16,295    15,696    58,061

Earnings per Common Share
     Basic                     0.15      0.22      0.23      0.22      0.83
     Diluted                   0.15      0.22      0.23      0.22      0.82


NOTE 15:  SUBSEQUENT EVENT

On July 19, 2005, the Company announced the signing of a definitive agreement to acquire Gearty CPE for $2.0 million in cash. Gearty CPE, which operates in the New York/New Jersey metro area, is a provider of high quality continuing professional education (CPE) programs and seminars in accounting and finance predominantly serving chief financial officers and controllers of Fortune 500 companies.
The acquisition is not expected to have a material financial impact on DeVry's fiscal 2006 earnings.

                                                    DEVRY INC.

                                                   SCHEDULE II

                                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                               For the Years Ended June 30, 2005, 2004 and 2003
                                              (Dollars in Thousands)


                                        Balance at     Charged to     Charged to                    Balance at
Description of Allowances               Beginning      Costs and        Other        Deductions       End of
and Reserves                            of Period       Expenses       Accounts        <FN5>          Period
--------------------------------------------------------------------------------------------------------------
2005
----
Deducted from accounts receivable
 for refunds                              $   259        $22,132          $   2 <FN1>   $22,045      $   348

Deducted from accounts receivable
 for uncollectible accounts                19,082         21,150            371 <FN2>    11,863       28,740

Deducted from notes receivable for
 uncollectible notes                        2,195            752             22 <FN1>        -         2,969

For loss on disposition of inventory          216            101             17 <FN1>       332            2

For loss on DeVry capital contributions
 to Perkins loan program                    3,031           (309)            -               -         2,722

Deducted from deferred tax assets for
 loss of realizable value                   7,939             -             380 <FN1>        -         8,319

2004
----
Deducted from accounts receivable
 for refunds                                  238         19,423             -           19,402          259

Deducted from accounts receivable
 for uncollectible accounts                17,024         15,411             10 <FN1>    13,363       19,082

Deducted from notes receivable for
 uncollectible notes                        1,555            632              8 <FN1>        -         2,195

For loss on disposition of inventory           27            211             -               22          216

For loss on DeVry capital contributions
 to Perkins loan program                    3,001             30             -               -         3,031

Deducted from deferred tax assets for
 loss of realizable value                   7,939             -              -               -         7,939

2003
----
Deducted from accounts receivable
 for refunds                                  222         20,286             -           20,270          238

Deducted from accounts receivable
 for uncollectible accounts                13,668         13,107            618 <FN3>    10,369       17,024

Deducted from notes receivable for
 uncollectible notes                          679            853             27 <FN1>         4        1,555

For loss on disposition of inventory           63            491             -              527           27

For loss on DeVry capital contributions
 to Perkins loan program                    2,706            295             -               -         3,001

Deducted from deferred tax assets for
 loss of realizable value                      -           6,493          1,446 <FN4>        -         7,939


<FN1>Effect of foreign currency translation charged to Accumulated Other Comprehensive Income.
<FN2>This amount is comprised of the opening balances of acquired businesses charged to
     Goodwill of $333 and the effect of foreign currency translation charged to Accumulated Other
     Comprehensive Income of $38.
<FN3>This amount is comprised of the opening balances of acquired businesses charged to
     Goodwill of $540 and the effect of foreign currency translation charged to Accumulated Other
     Comprehensive Income of $78.
<FN4>This amount includes $542 charged to Goodwill in purchase accounting and $904 charged to
     Accumulated Other Comprehensive Income for the effect of foreign currency translation.
<FN5>Write-offs of uncollectible amounts or inventory.



     Report of Independent Registered Public Accounting Firm


To the Board of Directors and Shareholders of DeVry Inc.:

We have completed an integrated audit of DeVry Inc.'s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.


Consolidated financial statements and financial statement schedule
------------------------------------------------------------------

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the fiscal year-end of the Becker Professional Review subsidiary in 2005.


Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control -Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/PricewaterhouseCoopers, LLP

PricewaterhouseCoopers, LLP
Chicago, Illinois
September 13, 2005

                                 PART III
                                 --------

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
----------------------------------------------------------------------
The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to the matter under the Captions "Election of Directors," "Nominees" and "Incumbent Directors" in the Company's definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 9, 2005 (the "Proxy Statement"). The information called for by Item 10 with respect to Executive Officers is set forth in Part 1 of this Annual Report on Form 10-K.

The information called for by Item 10 relative to Item 401 disclosure of the audit committee's financial expert and identification of the Company's audit committee is incorporated by reference to the material under the caption "Board of Directors and Board Committee Information - Board Committees - Audit Committee" in the Proxy Statement. The information called for by Item 10 relating to Item 401 disclosure of procedures by which security holders may recommend nominees to the Company's Board of Directors is incorporated by reference to the matter under the caption "Board of Directors and Board Committee Information - Board Committees - Governance Committee" in the Proxy Statement. The information called for by Item 10 with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the matter under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement. The information called for by Item 10 relating to Item 406 disclosures about the Company's Code of Business Conduct and Ethics, which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer and the Controller) and all other employees, is incorporated by reference to the matter under the caption "Code of Business Conduct and Ethics" in the Proxy Statement.

The annual Chief Executive Officer certification to the New York Stock Exchange ("NYSE") following the Annual Meeting of Stockholders in November 2004 was submitted as required stating that he was unaware of any violation by the Company of the NYSE's corporate governance listing standards.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------
Information regarding compensation of executive officers of the Company is incorporated by reference to the material under the caption "Board of Directors and Board Committee Information - Compensation of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Executive Compensation," "Employment Contracts, Termination of Employment and Change-in-Control Arrangements," and "Compensation Committee Report on Executive Compensation" in the Proxy Statement (as defined in Item 10).

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
Information regarding security ownership of certain beneficial owners and management, and the other information required by this item, is incorporated by reference to the material under the captions "Stock Ownership" and "Equity Compensation Plan Information" in the Proxy Statement (as defined in Item 10).


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
Information regarding certain relationships and related transactions is incorporated by reference to the material under the caption "Certain Transactions" in the Proxy Statement (as defined in Item 10).


ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------
Information regarding fees for the past two years for professional services rendered by the independent registered public accountants that audited the Company's annual financial statements and management's assessment of internal control is incorporated by reference to the material under the caption "Audit Fees" in the Proxy Statement (as defined in Item 10).

                                 PART  IV
                                 --------

ITEM 15 - EXHIBITS and FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------
(a)  The following documents are filed as part of this report:

     (1)  Financial Statements
     The required financial statements of the Company and its subsidiaries are included in Part II, Item 8, on pages 119 through 160 of this Annual Report on Form 10-K.

     (2)  Supplemental Financial Statement Schedules
     The required supplemental schedule of the Company and its subsidiaries is included in Part II, Item 8 on page 158 of this Annual Report on Form 10-K.

     (3)  Exhibits
     A complete listing of exhibits is included on pages 167 through 171 of this Annual Report on Form 10-K.


FIVE-YEAR SUMMARY - OPERATING, FINANCIAL AND OTHER DATA
(Dollars in Thousands Except for Per Share Amounts)



YEAR ENDED JUNE 30,                                 2005        2004        2003        2002       2001
--------------------------------------------------------------------------------------------------------
OPERATING:
  Revenues                                       $781,304    $784,885    $679,579    $648,134   $568,177
  Depreciation                                     42,353      40,836      37,758      32,725     28,132
  Amortization of Intangible Assets                15,213      14,748       2,574         811      3,904
  Interest Expense                                  9,047       7,834       1,280         807        400
  Income Before Cumulative Effect of Change
    in Accounting                                  26,734      58,061      61,148      67,055     57,776
  Net Income                                       28,544      58,061      61,148      67,055     57,776
  Diluted Earnings per Common Share (EPS)-
    Income Before Cumulative Effect of Change
    in Accounting                                    0.38        0.82        0.87        0.95       0.82
  Diluted Earnings per Common Share (EPS)-
    Net Income                                       0.40        0.82        0.87        0.95       0.82
  Shares Used in Calculating Diluted EPS
   (in Thousands)                                  70,591      70,757      70,336      70,594     70,662
FINANCIAL POSITION:
  Cash and Cash Equivalents                       161,823     146,227      93,471      42,515     13,859
  Total Assets                                    910,035     884,132     841,416     450,458    376,321
  Total Funded Debt                               225,000     250,000     290,000          -          -
  Total Shareholders' Equity                      507,924     478,257     415,667     353,546    284,671
OTHER SELECTED DATA:
  Cash Provided by Operating Activities            87,558     134,427     100,193     113,507     89,895
  Capital Expenditures                             42,909      42,808      43,762      85,873     76,933
  DeVry University Fall Term
      Student Enrollment                           51,818      54,275      54,884      57,521     54,482
  Shares Outstanding at Year-end
      (in Thousands)                               70,475      70,331      70,022      69,899     69,755
  Closing Price of Common Stock
      at Year-end                                   19.90       27.42       23.29       22.84      36.12
  Price Earnings Ratio on Common Stock FN(1)           50          33          27          24         44

    1 Computed on trailing four quarters of earnings per common share.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DeVry Inc.



   Date: September 12, 2005             By /s/Dennis J. Keller
                                          --------------------
                                        Dennis J. Keller
                                        Chairman


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and dates indicated below.


Signature                     Title                              Date
---------                     -----                              ----


/s/Dennis J. Keller
-------------------
Dennis J. Keller              Chairman and Director              9/12/2005


/s/Ronald L. Taylor
-------------------
Ronald L. Taylor              President, Chief Executive
                              Officer and Director               9/12/2005


/s/Norman M. Levine
-------------------
Norman M. Levine              Senior Vice President, Chief
                              Financial Officer, and
                              Principal Accounting Officer
                                                                 9/12/2005


/s/Charles A. Bowsher
---------------------
Charles A. Bowsher            Director                            9/7/2005



/s/David S. Brown
-----------------
David S. Brown                Director                            9/6/2005

Signature                     Title                              Date
---------                     -----                              ----

/s/Connie R. Curran
-------------------
Connie R. Curran              Director                            9/6/2005



/s/Frederick A. Krehbiel
------------------------
Frederick A. Krehbiel         Director                           8/31/2005



/s/Robert C. McCormack
----------------------
Robert C. McCormack           Director                            9/2/2005



/s/Julie A. McGee
-----------------
Julie A. McGee                Director                            9/1/2005



/s/Harold T. Shapiro
--------------------
Harold T. Shapiro             Director                           8/31/2005

                             INDEX TO EXHIBITS
                             -----------------


Exhibit                                 Sequentially     Incorporated by
Number             Exhibit              Numbered Page     Reference to:
------             -------              -------------     -------------


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

 3(c)    Amended and Restated By-Laws                  Exhibit 3.1 to the
         of the Registrant                             Company's Form 8-K
                                                       dated August 9,
                                                       2005

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

 4(b)    Note Purchase Agreement,                      Exhibits 4.4 and
         dated as of May 16, 2003,                     4.5 to the
         between DeVry Inc. and                        Company's Form 8-K
         Global Education                              filed on June 2,
         International, Inc. as                        2003
         borrowers, and certain
         financial institutions as
         lenders

Exhibit                                 Sequentially     Incorporated by
Number             Exhibit              Numbered Page     Reference to:
------             -------              -------------     -------------


 4(c)    Waiver to Credit Agreement                    Exhibit 4(c) to the
         dated as of June 9, 2004,                     Company's Form 10-K
         between DeVry Inc. and                        for the year ended
         Global Education                              June 30, 2004
         International, Inc. as
         borrowers and certain
         financial institutions and
         Bank of America, N.A. as
         lenders

 4(d)    First Amendment, dated as of                  Exhibit 4(d) to the
         June 29, 2004 to Credit                       Company's Form 10-K
         Agreement between DeVry Inc.                  for the year ended
         and Global Education                          June 30, 2004
         International, Inc. as
         borrowers and certain
         financial institutions and
         Bank of America, N.A. as
         lenders

 10(a)   Registrant's Amended and                      Exhibit 10.1 to the
         Restated Stock Incentive                      Company's Form S-3,
         Plan                                          #333-22457 dated
                                                       February 27, 1997

 10(b)   Registrant's 1991 Stock                       Exhibit 10.3 to the
         Incentive Plan                                Company's Form S-3,
                                                       #333-22457 dated
                                                       February 27, 1997

 10(c)   Registrant's 1994 Stock                       Exhibit 10.2 to the
         Incentive Plan                                Company's Form S-3,
                                                       #333-22457 dated
                                                       February 27, 1997

 10(d)   Registrant's 1999 Stock                       Exhibit 10(d) to
         Incentive Plan                                the Company's Form
                                                       10-K for the year
                                                       ended June 30, 2000

 10(e)   Amended and Restated DeVry                    Exhibit 10(e) to
         Inc. 1999 Stock Incentive                     the Company's Form
         Plan                                          10-K for the year
                                                       ended June 30, 2002

Exhibit                                Sequentially    Incorporated by
Number         Exhibit                 Numbered Page    Reference to:
------         -------                 -------------    -------------


 10(f)   Registrants 2003 Stock                        Exhibit A to the
         Incentive Plan                                Company's
                                                       definitive Proxy
                                                       Statement for the
                                                       Annual Meeting of
                                                       Shareholders on
 10(g)   DeVry Inc. Amended and                        November 18, 2003.
         Restated Profit Sharing
         Retirement Plan dated                         Exhibit 10(d) to
         effective as of July 1, 1992                  the Company's Form
                                                       10-K for the year
                                                       ended June 30, 1996

 10(h)   First Amendment to DeVry                      Exhibit 10(e) to
         Inc. Amended and Restated                     the Company's Form
         Profit Sharing Retirement                     10-K for the year
         Plan                                          ended June 30, 1996

 10(i)   Amendment to DeVry Inc.                       Exhibit 10(f) to
         Amended and Restated Profit                   the Company's Form
         Sharing Retirement Plan                       10-K for the year
                                                       ended June 30, 1997

 10(j)   Amendment to DeVry Inc.                       Exhibit 10(g) to
         Amended and Restated Profit                   the Company's Form
         Sharing Retirement Plan                       10-K for the year
                                                       ended June 30, 1997

 10(k)   Amendment to DeVry Inc.                       Exhibit 10(h) to
         Amended and Restated Profit                   the Company's Form
         Sharing Retirement Plan                       10-K for the year
                                                       ended June 30, 1997

 10(l)   Employee Stock Purchase Plan                  Exhibit 10(f) to
                                                       the Company's Form
                                                       S-3, #33-58636
                                                       dated February 22,
                                                       1993

 10(m)   First Amendment to Employee                   Exhibit 10(h) to
         Stock Purchase Plan                           the Company's Form
                                                       10-K for the year
                                                       ended June 30, 1994

 10(n)   Deferred Compensation Plan                    Exhibit 10(k) to
                                                       the Company's Form
                                                       10-K for the year
                                                       ended June 30, 1999

Exhibit                                Sequentially    Incorporated by
Number           Exhibit               Numbered Page    Reference to:
------           -------               -------------    -------------

 10(o)   Form of Indemnification                       Exhibit 10(n) to
         Agreement between the                         the Company's Form
         Registrant and its Directors                  10-K for the year
                                                       ended June 30, 2003

                                                       Exhibit 10.2 to the
 10(p)   Letter Agreement between the                  Company's Form 8-K
         Registrant and Dennis J.                      dated August 9,
         Keller dated November 2,                      2005
         2004

 10(q)   Letter Agreement between the                  Exhibit 10.3 to the
         Registrant and Dennis J.                      Company's Form 8-K
         Keller Dated August 9, 2005                   dated August 9,
                                                       2005

 10(r)   Employment Agreement between                  Exhibit 10(a) to
         the Registrant and Ronald L.                  the Company's Form
         Taylor                                        10-Q for the
                                                       quarter ended
                                                       December 31, 2002

 10(s)   Senior Advisor Agreement                      Exhibit 10(b) to
         between the registrant and                    the Company's Form
         each of Dennis J. Keller and                  10-Q for the
         Ronald L. Taylor                              quarter ended
                                                       December 31, 2002

 10(t)   Employment Agreement between                  Exhibit 10(q) to
         the registrant and Daniel M.                  the Company's Form
         Hamburger                                     10-K for the year
                                                       ended June 30, 2003

  21     Subsidiaries of the
         Registrant                          172

  23     Consent of Pricewaterhouse-
         Coopers LLP, independent
         registered public accounting
         firm                                174

  31     Rule 13a-14(a)/15d-14(a)
         Certifications                      175

  32     Section 1350 Certifications         179

Exhibit                                Sequentially    Incorporated by
Number            Exhibit              Numbered Page    Reference to:
------            -------              -------------    -------------

 99(a)   Policy on Pre-Approval of                     Exhibit 99(a) to
         Audit and Permissible Non-                    the Company's Form
         Audit Services                                10-K for the
                                                       quarter ended June
                                                       30, 2004

 99(b)   Director Nominating Policy                    Exhibit 99(b) to
                                                       the Company's Form
                                                       10-K for the year
                                                       ended June 30, 2004

 99(c)   Policy for Shareholder                        Exhibit 99(c) to
         Communication with Directors                  the Company's Form
                                                       10-K for the year
                                                       ended June 30, 2004