Form 10-Q
period 2005-09-30
DEVRY INC
filed 2005-11-09
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2005


                Commission file number 1-13988



                            DeVry Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




         DELAWARE                            36-3150143
------------------------------          -------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)          Identification No.)


       One Tower Lane, Oakbrook Terrace, Illinois     60181
-------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)




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

                          YES   X


Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).

                           NO   X



Number of shares of Common Stock, $0.01 par value, outstanding on
October 31, 2005:  70,529,100



Total number of pages:  50

                          DeVry Inc.

                       FORM 10-Q INDEX
           For the Quarter Ended September 30, 2005

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     September 30, 2005, June 30, 2005,
     and September 30, 2004                               3-4

   Consolidated Statements of Income
     for the quarter ended
     September 30, 2005 and 2004                          5

   Consolidated Statements of Cash
     Flows for the three months ended
     September 30, 2005 and 2004                          6

   Notes to Consolidated Financial
     Statements                                           7-24

 Item 2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                     25-33

 Item 3. Quantitative and Qualitative
           Disclosures About Market Risk                 34

 Item 4. Controls and Procedures                         35


Part II.  Other Information

 Item 1. Legal Proceedings                               36-37

 Item 4. Submission of Matters to a
           Vote of Security Holders                      37

 Item 6. Exhibits                                        38


SIGNATURES                                               39

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                  September 30,  June 30,   September 30,
                                      2005         2005         2004
                                  ------------ ------------ ------------
                                                 Restated     Restated
ASSETS

  Current Assets

    Cash and Cash Equivalents       $119,829     $161,823     $115,071
    Restricted Cash                   26,217       13,935       27,702
    Accounts Receivable, Net          83,585       39,226       64,298
    Inventories                           95          164        1,376
    Deferred Income Taxes             17,142       17,142        6,454
    Prepaid Expenses and Other        16,478       10,048       12,831
                                     -------      -------      -------
       Total Current Assets          263,346      242,338      227,732
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              68,015       68,013       64,256
    Buildings                        222,479      212,428      204,378
    Equipment                        237,620      234,201      227,110
    Construction In Progress           4,105       15,813        7,513
                                     -------      -------      -------
                                     532,219      530,455      503,257

    Accumulated Depreciation        (249,966)    (243,688)    (220,343)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              282,253      286,767      282,914
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            71,118       73,699       82,709
    Goodwill                         291,308      289,308      284,397
    Perkins Program Fund, Net         13,290       13,290       12,472
    Other Assets                       4,481        4,633        5,457
                                     -------      -------      -------
       Total Other Assets            380,197      380,930      385,035
                                     -------      -------      -------
TOTAL ASSETS                        $925,796     $910,035     $895,681
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                  September 30,  June 30,   September 30,
                                      2005         2004         2004
                                  ------------ ------------ ------------
                                                 Restated     Restated
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $ 50,000     $ 50,000     $     -
    Accounts Payable                  24,154       30,681       17,601
    Accrued Salaries, Wages &
      Benefits                        30,784       34,071       33,316
    Accrued Expenses                  30,525       34,462       28,062
    Advance Tuition Payments          15,664       14,685       16,981
    Deferred Tuition Revenue          95,446       22,823       82,311
                                     -------      -------      -------
       Total Current Liabilities     246,573      186,722      178,271
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                         0       50,000       75,000
    Senior Debt                      125,000      125,000      125,000
    Deferred Income Taxes             15,963       15,949       13,736
    Accrued Post-employment
      Agreements                       6,352        6,352        4,267
    Deferred Rent and Other           12,613       12,629       13,016
                                     -------      -------      -------
       Total Other Liabilities       159,928      209,930      231,019
                                     -------      -------      -------
TOTAL LIABILITIES                    406,501      396,652      409,290
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,527,000, 70,475,000  and
    70,365,000, Shares Issued and
    Outstanding at September 30,
    2005, June 30, 2005 and
    September 30, 2004,
    Respectively                         706          706          704
  Additional Paid-in Capital         115,086      113,571      102,116
  Retained Earnings                  403,572      398,840      383,071
  Accumulated Other Comprehensive
    Income (Loss)                        (69)         266          500
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           519,295      513,383      486,391
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $925,796     $910,035     $895,681
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                               DEVRY INC.
                   CONSOLIDATED STATEMENTS OF INCOME
           (Dollars in Thousands Except for Per Share Amounts)
                              (Unaudited)


                                         For The Quarter
                                       Ended September 30,
                                      ---------------------
                                        2005         2004
                                      ---------------------
                                                   Restated
REVENUES:

   Tuition                            $183,053     $177,984
   Other Educational                    13,308       10,352
   Interest                                419           60
                                       -------      -------
      Total Revenues                   196,780      188,396
                                       -------      -------
COSTS AND EXPENSES:

   Cost of Educational Services        111,709      110,265
   Student Services and
      Administrative Expense            75,890       75,267
   Interest Expense                      2,655        1,991
                                       -------      -------
      Total Costs and Expenses         190,254      187,523
                                       -------      -------
Income Before Income Taxes and
   Cumulative Effect of Change
   in Accounting                         6,526          873

Income Tax Provision                     1,794          543
                                       -------      -------
Income Before Cumulative Effect
   of Change in Accounting               4,732          330

Cumulative Effect of Change in
   Accounting, Net of Tax                    -        1,810
                                       -------      -------
NET INCOME                            $  4,732     $  2,140
                                       =======      =======

EARNINGS PER COMMON SHARE
   Basic
      Income Before Cumulative
      Effect of Change in Accounting     $0.07        $0.01
      Cumulative Effect of Change
      in Accounting                          -         0.02
                                         -----        -----
      Net Income                         $0.07        $0.03
                                         =====        =====

   Diluted
      Income Before Cumulative
      Effect of Change in Accounting     $0.07        $0.01
      Cumulative Effect of Change
      in Accounting                          -         0.02
                                         -----        -----
      Net Income                         $0.07        $0.03
                                         =====        =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Three Months
                                                      Ended September 30,
                                                      --------------------
                                                        2005        2004
                                                      --------    --------
                                                                  Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $  4,732    $  2,140
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Share-Based Compensation Charge                     1,145       2,439
     Depreciation                                        9,093       9,630
     Amortization                                        2,701       3,907
     Provision for Refunds and
      Uncollectible Accounts                            11,264       9,225
     Deferred Income Taxes                                  14         850
     Loss on Disposals of Land, Buildings
      and Equipment                                         10          55
     Changes in Assets and Liabilities, net of
       Effects from Acquisition of Business:
         Restricted Cash                               (12,279)    (14,245)
         Accounts Receivable                           (55,604)    (45,348)
         Inventories                                        77       1,905
         Prepaid Expenses And Other                     (6,418)     (2,300)
         Perkins Program Fund Contribution and Other         -        (250)
         Accounts Payable                               (6,556)     (9,748)
         Accrued Salaries, Wages,
          Expenses and Benefits                         (7,281)      5,727
         Advance Tuition Payments                          941         162
         Deferred Tuition Revenue                       72,623      60,481
                                                       -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             14,462      24,630
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                  (4,564)     (5,712)
  Payment for Purchase of Business,
    net of Cash Acquired                                (2,000)          -
                                                       -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:                (6,564)     (5,712)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                  328         130
  Excess Tax Benefit from Share-Based Payments              42          36
  Repayments Under Revolving Credit Facility           (50,000)    (50,000)
                                                       -------     -------
  NET CASH USED IN FINANCING ACTIVITIES                (49,630)    (49,834)

Effects of Exchange Rate Differences                      (262)       (240)
                                                       -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (41,994)    (31,156)

Cash and Cash Equivalents at Beginning
 of Period                                             161,823     146,227
                                                       -------     -------
Cash and Cash Equivalents at End of Period            $119,829    $115,071
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                       $2,206      $1,597
  Income Tax Payments During the Period, Net             6,900         314

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
                    For the Quarter Ended September 30, 2005

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial condition and results of operations of the Company. The June 30, 2005 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2005.

The results of operations for the three months ended September 30, 2005, are not necessarily indicative of results to be expected for the entire fiscal year.

The consolidated financial statements that are presented for the fiscal year ended June 30, 2005 and the three months ended September 30, 2004, have been restated to reflect the adjustments necessary under the provisions of the modified retrospective application method of Statement of Financial Accounting Standards No. 123(R), "Share Based Payments" ("SFAS 123(R)"). SFAS123(R) was adopted in the first quarter of fiscal 2006 (See Note 3).

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

During the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its outstanding borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These agreements expired in the first quarter of fiscal 2006. The Company intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels.

--------------------------------------------------------
These interest rate cap agreements were designated as cash flow hedging instruments and were intended to protect the portion of the Company's debt that is covered by these agreements from short-term interest rates above 3.5%.

These cap agreements were purchased at fair market values totaling $568,000. This cost was capitalized and amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings were reported as a component of Other Comprehensive Income. These amounts were reclassified and recognized into earnings over the 24-month term of the agreements. As of September 30, 2005, these cap agreements had expired so there is no effect on Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. As of September 30, 2004, $38,000 was recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $112,000 and the $150,000 expensed as interest. Gains of $12,000 and $20,000 were recorded as Other Comprehensive Income for the three months ended September 30, 2005 and 2004, respectively. Interest expense of $73,000 and $60,000 was charged to earnings for these interest rate caps for the three months ended September 30, 2005 and 2004, respectively. For the three months ended September 30, 2005 and 2004, there was no ineffectiveness related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $1,083,000 as of September 30, 2004. As of September 30, 2005 and June 30, 2005 there were no capitalized costs for projects not yet completed. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,605,000 at September 30,
2005 and June 30, 2005, and $18,767,000 at September 30, 2004.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and Chief Executive Officer provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the three months

Post-employment Benefits, continued
-----------------------------------
ended September 30, 2005 the Company recognized no expenses related to these agreements. For the three months ended September 30, 2004, the Company recognized expense of approximately
$588,000, related to these agreements. The amounts provided are based on recording, over the period of active service, the amount that will represent the present value of the obligation through the date the executive attains full eligibility for the benefits, discounted using a 6.03% rate and using the sinking fund accrual method.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,506,000 and 70,349,000 for the first quarters ended September, 2005 and 2004, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock
Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,664,000 and 70,677,000 for the first quarters ended September 30, 2005 and 2004, respectively. Excluded from the computations of diluted earnings per share were options to purchase 2,839,000 and 1,289,000 shares of common stock for the first quarters ended September 30, 2005 and 2004, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amounts recorded in Other Comprehensive Income are gains of $12,000 and $20,000 for the three months ended September 30, 2005 and 2004, respectively. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in currency translation rates were a loss of $262,000 for the three months ended September 30, 2005 and a loss of $240,000 for the three months ended September 30, 2004.

The Accumulated Other Comprehensive Income balance at September 30, 2005 is composed entirely of a cumulative translation loss of $69,000. This balance at September 30, 2004, is composed of a $38,000 gain related to the cash flow hedge and a cumulative translation gain of $462,000.

NOTE 3:  STOCK-BASED COMPENSATION

The Company maintains five stock-based award plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1999 Stock Incentive
Plan and the 2003 Stock Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of the Company's common stock. The Amended and Restated Stock Incentive
Plan, the 1994, 1999 and 2003 Stock Incentive Plans are administered by a Plan Committee of the board of directors. Plan Committee members are granted automatic, nondiscretionary annual options. The 1991 Stock Incentive Plan is administered by the board of directors. Options under all five plans are granted for terms of up to 10 years and vest over periods of one to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

The company accounts for options granted to retirement eligible employees that vest upon an employees' retirement under the non-substantive vesting period approach to these options. Under this approach, compensation cost is recognized at the grant date for options issued to retirement eligible employees where the options vest upon retirement.

At September 30, 2005, 4,696,617 authorized but unissued shares of common stock were reserved for issuance under the Company's stock option plans.

Effective July 1,2005, the Company adopted the provisions of SFAS 123(R). SFAS 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company previously applied
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25")and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company elected to adopt the modified retrospective application method as provided by SFAS 123(R) and accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing options as prescribed by SFAS 123(R).

The following is a summary of options activity for the three months ended September 30, 2005:

                                                                Weighted
                                                     Weighted    Average     Aggregate
                                                      Average    Remaining   Intrinsic
                                         Options     Exercise  Contractual     Value
                                       Outstanding     Price       Life       ($000)
                                       -----------   --------  -----------   ---------
     Outstanding at July 1, 2005         3,764,844    $22.35
     Options Granted                         2,000    $20.49
     Options Exercised                     (52,220)   $ 6.26
     Options Canceled                      (91,537)   $24.89
                                         ---------    ------
     Outstanding at September 30, 2005   3,624,087    $22.52       6.75       $3,067
                                         =========    ======       ====       ======
     Exercisable at September 30, 2005   2,612,959    $22.47       6.32       $2,624
                                         =========    ======       ====       ======


The total intrinsic value of options exercised for the quarters ended September 30, 2005 and 2004 was $672,000 and $615,000, respectively.

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

Beginning with all options granted in the first quarter of fiscal 2005, the fair value of the Company's stock-based awards is estimated using a binomial model. This model uses historical cancellation and exercise experience of the Company to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period, something that the Black-Scholes model does not consider. For these reasons, Company management believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using the Black-Scholes model.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under the Company's stock option plans during the first quarters of fiscal 2006 and 2005 were $6.95 and $9.09, per share, respectively. The fair values of the Company's stock option awards for the first quarters of fiscal 2006 and 2005, were estimated assuming no expected dividends and the following weighted average assumptions:

                                     Fiscal Year,
                                   2006        2005
                                   ----        ----
 Expected Life (in Years)          4.38        6.69
 Expected Volatility              41.30%      41.41%
 Risk-free Interest Rate           3.80%       3.83%
 Pre-vesting Forfeiture Rate       4.00%       4.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior.

The Company's expected volatility is computed by combining and weighting the implied market volatility, the Company's most recent volatility over the expected life of the option grant, and the Company's long-term historical volatility.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

(Dollars in thousands)
For the three months ended September 30,        2005       2004
---------------------------------------------------------------
Cost of Educational Services                  $  366       $780
Student Services and Administrative Expense      779      1,659
Income Tax Benefit                               161        279
                                               -----      -----
Net Stock-based Compensation Expense          $  984     $2,160
                                               =====      =====

As of September 30, 2005, $9.44 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3 years. The total fair value of options vested during the three months ended September 30, 2005 and 2004 was $3,017,000 and $4,176,000, respectively.

There were no capitalized stock-based compensation costs at September 30, 2005 and 2004.

The Company has a policy of issuing new shares of common stock to satisfy share options exercises.

As previously discussed, the Company elected to adopt SFAS 123(R) under the modified retrospective application method. The Company believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. Accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

The following table details the retroactive application impact of SFAS 123(R) on previously reported results, (dollars in thousands except per share amounts):


                                    For the Quarter ended and as of
                                         September 30, 2004
                                    -------------------------------
                                                        As
                                                    Previously
                                        Restated     Reported
                                        ----------------------
CONSOLIDATED STATEMENTS OF INCOME:

Total Costs and Expenses                $187,523    $185,084

Income before Income Taxes and
  Cumulative Effect of Change
  In Accounting                              873       3,312

Income Tax Provision                         543         822

Income before Cumulative Effect
  Of Change in Accounting                    330       2,490

Net Income                                 2,140       4,300

EARNINGS PER COMMON SHARE:
Basic
  Income before Cumulative Effect
   Of Change in Accounting                 $0.01       $0.04
  Net Income                               $0.03       $0.06

Diluted
  Income before Cumulative Effect
   Of Change in Accounting                 $0.01       $0.04
  Net Income                               $0.03       $0.06

CONSOLIDATED BALANCE SHEETS

Deferred Income Taxes                   $ 13,736     $17,660
Total Other Liabilities                  231,019     234,943
Total Liabilities                        409,290     413,214

Additional Paid-in Capital               102,116      71,927
Retained Earnings                        383,071     409,336
Total Shareholders' Equity               486,391     482,467


                                        For the Quarter Ended
                                         September 30, 2004
                                        ----------------------
                                                        As
                                                    Previously
                                         Restated    Reported
                                         ---------------------
CASH FLOW RELATED TO FIRST QUARTER
  FISCAL 2005

Net Income                                $  2,140    $  4,300
Share Based Compensation Charge              2,439          -
Deferred Income Taxes                          850       1,165
Net Cash Provided by Operating Activities   24,630      24,666

Excess Tax Benefits from Share
  Based Payments                                36          -
Net Cash Used in Financing Activities      (49,834)    (49,870)

                                             June 30, 2005
                                         ---------------------
                                                        As
                                                    Previously
                                         Restated    Reported
                                         ---------------------
CONSOLIDATED BALANCE SHEETS

Deferred Income Taxes                     $ 15,949     $21,408
Total Other Liabilities                    209,930     215,389
Total Liabilities                          396,652     402,111

Additional Paid-in Capital                 112,671      73,372
Retained Earnings                          399,740     433,580
Total Shareholders' Equity                 513,383     507,924


NOTE 4:  CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY

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

NOTE 4: CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY, continued

Net Income and basic and diluted earnings per share for the three months ended September 30, 2004 is set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented. These amounts have been restated to reflect the fair value method of expensing stock-based compensation as prescribed by SFAS 123(R).

                              Proforma
                         Three Months Ended
                         September 30, 2004
                         ------------------

     Net Income               $330,000

     Earnings per Share
          Basic                  $0.01
          Diluted                $0.01

NOTE 5: BUSINESS COMBINATIONS

Gearty CPE
----------
In July 2005, the Company signed a definitive agreement to acquire Gearty CPE for $2.0 million in cash. Gearty CPE, which operates in the New York/New Jersey metro area, is a provider of continuing professional education (CPE) programs and seminars in accounting and finance predominantly serving chief financial officers and controllers of Fortune 500 companies.

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

Deaconess College of Nursing, continued
---------------------------------------
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                         At March 24, 2005
                          (In Thousands)

      Current Assets                           $  659
      Property and Equipment                       37
      Intangible Assets                         1,470
      Goodwill                                  4,911
                                                -----
          Total Assets Acquired                 7,077

      Current Liabilities Assumed               1,686
                                                -----
          Net Assets Acquired                  $5,391
                                                -----

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

The amounts recorded at September 30, 2005, relating to the acquisition are subject to adjustment, as the Company has not yet completed the final allocation of purchase price. The purchase price is still subject to final closing adjustments. The Company expects to finalize the purchase price and complete the allocations during the second quarter of fiscal 2006. There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                        As of September 30, 2005
                                     -----------------------------
                                     Gross Carrying    Accumulated
                                          Amount      Amortization
                                     -----------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,770,000    $(30,595,000)
          License and Non Compete
             Agreements                 2,650,000      (2,573,000)
          Class Materials               2,900,000        (950,000)
          Trade Names                     110,000         (55,000)
          Other                           620,000        (616,000)
                                       ----------      ----------
          Total                       $54,050,000    $(34,789,000)
                                       ==========      ==========
     Unamortized Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
            And Accreditations         14,100,000
          Intellectual Property        13,940,000
          Deaconess Title IV
            Eligibility and
            Accreditations              1,200,000
                                       ----------
          Total                       $51,857,000
                                       ==========

                                        As of September 30, 2004
                                     -----------------------------
                                     Gross Carrying    Accumulated
                                          Amount      Amortization
                                     -----------------------------
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
                                       ==========

Amortization expense for amortized intangible assets was $2,581,000 and $3,637,000 for the three months ended September
30, 2005 and 2004, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditation and Intellectual Property are not amortized as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal year 2005, there was no impairment loss associated with these indefinite-lived intangible assets as fair value exceeds the carrying amount.

The Company determined that as of the end of fiscal 2005, there was no impairment in the value of the Company's goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at September 30, 2005 and June 30, 2005 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment was $24,716,000 at September 30, 2005 and $22,716,000 at June 30, 2004. The
increase of $2,000,000 is the result of the allocation of the purchase price for Gearty CPE as described in Note 5 above. The carrying amount of goodwill related to the Medical & Healthcare segment at September 30, 2005 and June 30, 2005 was unchanged at $244,397,000.

NOTE 7:  REDUCTION IN WORKFORCE CHARGES

During the second quarter of fiscal 2005, the Company offered a voluntary separation plan to its employees with more than 20 years of service. In the third quarter of fiscal 2005, the Company implemented an involuntary reduction in force that reduced its workforce at its educational facilities and corporate office. In the fourth quarter of fiscal 2005, the Company offered another voluntary separation plan for its DeVry University faculty employees with more than 15 years of service and implemented an involuntary reduction in force of its faculty employees. These voluntary and involuntary separation plans resulted in workforce reductions of approximately 230 employees. In addition to these separation and reduction in force plans, the Company experienced other involuntary separations during fiscal 2005. In relation to all of these voluntary and involuntary reductions in force, the Company recorded pre-tax charges of approximately $8.4 million in the fiscal 2005. These charges consist of severance pay and in some cases, extended medical and dental benefits coverage. These charges were classified as Cost of Educational Services and Student Services and Administrative Expense in the Consolidated Statements of Income and are related to the DeVry University and Medical & Healthcare reportable segments.

Cash payments for the voluntary separation plans and all involuntary reductions in force were approximately $2.0 million in the first quarter ended September 30, 2005. Of the total amount accrued for these events, approximately $1,600,000 remained to be paid as of September 30, 2005. Payments will continue into the second quarter of fiscal 2006.

NOTE 8:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the three months ended September 30, 2005 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of September 30, 2005 and 2004, cumulative undistributed earnings were approximately $36.4 million and $19.4 million, respectively.

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

NOTE 9: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global
Education International, Inc. (GEI). This long-term debt consists of the following at September 30, 2005:

                                                           Effective
                                         Outstanding    Interest Rate at
                                            Debt      September 30, 2005
                                        ------------  ------------------
     Revolving Credit Agreement:
          DeVry Inc. as borrower        $ 40,000,000        5.00%
          GEI as borrower                 10,000,000        5.21%
                                          ----------
          Total                         $ 50,000,000        5.05%
                                          ----------
     Senior Notes:
          DeVry Inc. as borrower        $ 75,000,000        4.94%
          GEI as borrower                 50,000,000        4.94%
                                         -----------
          Total                         $125,000,000        4.94%
                                         -----------
     Total outstanding debt             $175,000,000        4.97%

     Current Maturities of Revolving
       Credit Agreement                 $ 50,000,000        5.05%
                                         -----------
     Total Long-term debt               $125,000,000        4.94%
                                         -----------

NOTE 10:  COMMITMENTS AND CONTINGENCIES

The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following information updates the status of claims and litigations previously disclosed.

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

The alleged class action above seeks money damages of an indeterminate amount. The Company has accrued $0.75 million representing the estimated minimum amount to resolve this claim.

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff, a then-current student in another curriculum from a second Chicago-area campus. In September 2005, the court denied the Plaintiff's motion for class action certification in its entirely. However, while pending claims remain by each of the three named defendants in this action, the Company believes that the eventual outcome will not have a material effect on its cash flows, results of operations or financial position.

In August 2005 counterclaims were filed against the company's subsidiary Dominica Management, Inc. and the Ross University
School of Medicine by defendants American University of Antigua College of Medicine, Neal Simon and Sol Weltman in a case filed by Dominica Management, Inc. in the U.S. District Court for the Southern District of New York in September 2004. The original case filed by Dominica Management, Inc. sought relief primarily for alleged copyright infringement, misappropriation of trade secrets and confidential information, and unfair competition.
The counterclaims allege, inter alia, anticompetive behavior, tortious interference with prospective economic relationships, and defamation. In October 2005, the Company and American University of Antigua reached an agreement to resolve this matter and drop all claims, and the matter is now resolved.

At September 30, 2005, the Company has recorded approximately $1.5 million associated with estimated loss contingencies, including the amount of approximately $0.6 million in remaining payments under an anti-trust claim settlement agreement. While the ultimate outcome of these and other contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to the pending claims.

At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

NOTE 11:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional examination review and training operations including Becker
Professional Review and Center for Corporate Education
(Professional and Training) and the Ross University medical and veterinary school and Deaconess School of Nursing operations
(Medical & Healthcare).

These segments are based on the method by which management evaluates performance and allocates resources. Such decisions are based, in part, upon each segment's operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers, and are eliminated in consolidation. The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005.

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

NOTE 11:  SEGMENT INFORMATION, continued

Following is a tabulation of business segment information for the three months ended September 30, 2005 and 2004. Where applicable, the September 30, 2004, information has been restated to reflect the adoption of SFAS 123(R) under the modified retrospective application method. These amounts have been restated to reflect the fair value method of expensing stock-based compensation as prescribed by SFAS 123(R). Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                              For the Quarter Ended
                                                 September 30,
                                             2005             2004
                                             ----             ----
                                                            Restated
Revenues:
   DeVry University                      $160,719,000     $156,740,000
   Professional and Training               12,280,000       10,746,000
   Medical & Healthcare                    23,781,000       20,910,000
                                          -----------      -----------
      Total Consolidated Revenues        $196,780,000     $188,396,000
                                          -----------      -----------
Operating Income (Loss):
   DeVry University                       $   (74,000)     $(3,103,000)
   Professional and Training                4,570,000        2,913,000
   Medical & Healthcare                     7,532,000        6,956,000
   Reconciling Items:
     Amortization Expense                  (2,581,000)      (3,637,000)
     Interest Expense                      (2,655,000)      (1,991,000)
     Depreciation and Other                  (266,000)        (265,000)
                                           ----------       ----------
      Total Consolidated Income
       before Income Taxes and
       Cumulative Effect of Change
       In Accounting                      $ 6,526,000      $   873,000
                                           ----------       ----------
Segment Assets:
   DeVry University                      $423,735,000     $412,286,000
   Professional and Training               79,484,000       80,843,000
   Medical & Healthcare                   396,027,000      385,702,000
   Corporate                               26,550,000       16,850,000
                                          -----------      -----------
      Total Consolidated Assets          $925,796,000     $895,681,000
                                          -----------      -----------
Additions to Long-lived Assets:
   DeVry University                        $3,056,000       $4,655,000
   Professional and Training                   25,000           82,000
   Medical & Healthcare                     1,483,000          975,000
                                            ---------        ---------
     Total Consolidated Additions
       to Long-lived Assets                $4,564,000       $5,712,000
                                            ---------        ---------
Depreciation Expense:
   DeVry University                        $7,777,000       $8,554,000
   Professional and Training                  114,000          151,000
   Medical & Healthcare                       955,000          678,000
   Corporate                                  247,000          247,000
                                            ---------        ---------
      Total Consolidated Depreciation      $9,093,000       $9,630,000
                                            ---------        ---------


                                             For the Quarter Ended
                                                 September 30,
                                             2005             2004
                                             ----             ----
Intangible Asset Amortization Expense:

   DeVry University                        $       -        $      -
   Professional and Training                   66,000          193,000
   Medical & Healthcare                     2,515,000        3,444,000
                                            ---------        ---------
      Total Consolidated Amortization      $2,581,000       $3,637,000
                                            ---------        ---------



The Company conducts its educational operations in the United
States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5% of total revenues for the quarters ended September 30, 2005 and 2004. Revenues and long- lived assets by geographic area are as follows:

                                             For the Quarter Ended
                                                 September 30,
                                             2005             2004
                                             ----             ----
Revenues from Unaffiliated Customers:
  Domestic Operations                    $172,054,000     $164,337,000
  International Operations:
     Dominica and St. Kitts/Nevis          22,380,000       20,910,000
     Other                                  2,346,000        3,149,000
                                          -----------      -----------
   Total International Operations          24,726,000       24,059,000
                                          -----------      -----------
Consolidated                             $196,780,000     $188,396,000
                                          -----------      -----------
Long-lived Assets:
  Domestic Operations                    $352,499,000     $350,815,000
  International Operations
     Dominica and St. Kitts/Nevis         309,502,000      316,225,000
     Other                                    449,000          909,000
                                          -----------      -----------
   Total International Operations         309,951,000      317,134,000
                                          -----------      -----------
 Consolidated                            $662,450,000     $667,949,000
                                          -----------      -----------

No one customer accounted for more than 10% of the Company's consolidated revenues.

Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition
-----------------------------------------------------------
Forward-Looking Statements
--------------------------
Certain information contained in this quarterly report on Form 10-Q may constitute forward-looking statements relating to DeVry's future financial results and strategies, business plans or objectives and beliefs about future events. They are often identified by the use of qualifiers in their description such as "expects", "believes", "is likely", "intends", "estimates", "forecast", "assumption" or other similar expressions. Such statements are inherently uncertain and may involve risks that could cause future results to differ materially from the forward-looking statements. Potential risks and uncertainties include, but are not limited to:

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

Failure of DeVry University, Ross University or Deaconess College of Nursing to maintain eligibility for student participation in financial aid programs.

Reductions in the amount of corporate employee tuition reimbursement because of changes to tax laws or a lower level of corporate earnings that affects employee educational benefit plans.

Loss or limitations in accreditations and licensing approvals affecting DeVry University, Ross University or Deaconess College of Nursing.

Changes to laws and regulations that adversely affect the Company's eligibility to participate in government financial aid programs, current operations or future growth opportunities.

Ability to hire and retain faculty with appropriate qualifications such as education and experience.

Reductions in tuition pricing by other educational institutions that affect the Company's current competitive position and its ability to maintain and increase tuition rates in the future.

Some of these risks and uncertainties are described more fully in the sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 that are captioned "Business - Competition, -Student Recruiting, -Accreditation and Approvals, - Tuition and Fees, -Financial Aid and Financing Student Education, -Career Services, and -Faculty".

All forward-looking statements included in this Report are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Copies of the Company's annual and quarterly reports on Form 10-
K, Form 10-Q and other reports filed with the Securities and Exchange Commission may be obtained without charge at the Company's website, www.devryinc.com.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2005. The Company's annual report on Form 10-K includes a detailed description of critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements. These include, but are not limited to, revenue and expense recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, costs associated with pending legal matters, health care costs for incurred but not yet paid medical services and stock based compensation.

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

Results of Operations
---------------------
The Company's financial performance in the first quarter improved from the results for the first quarter of the previous fiscal year. First quarter fiscal 2005 has been restated for the adoption of Statement of Financial Accounting Standard 123R ("SFAS 123R"), Share - Based Payments using the modified retrospective approach. Factors contributing to the improved performance were continued total enrollment growth in DeVry University's graduate school programs, increased tuition rates for both undergraduate and graduate students, an increase in new student enrollments and higher tuition rates at Ross University, an increase in enrollments in the Professional and Training segment's Becker Professional Review operations, wage savings from the workforce reductions implemented last year and continued restraint in spending in other areas of operation.

Total DeVry University undergraduate enrollments of 36,200 for the summer term that began in July were 4.8% lower than enrollments a year ago. However, coursetaker enrollments at DeVry University's Keller Graduate School for the July session increased by 11.3% from last year and coursetakers enrollments for the September session were up by 5% from last year, increasing from 12,129 to 12,732. At Ross University in the Medical and Healthcare segment, for the term that started in September, new student enrollments increased by 40.6% from last year to 575 and total student enrollments were 3,227. Although total student enrollments lagged those of last year by 3.8%, this is a sequential improvement from the year over year decline of 8.5% in the Ross term that began in May 2005.

The following table presents information with respect to the relative size to revenue of each item in the statement of income for the first quarter for both the current and prior year.
Percents may not add due to rounding.

                                                  Quarter Ended
                                                  September 30,
                                               -------------------
                                                2005       2004     1
                                                        (Restated)

Revenue                                        100.0%     100.0%

Cost of Educational Services                    56.8%      58.5%
Student Services & Admin. Exp.                  38.6%      40.0%
Interest Expense                                 1.3%       1.1%
                                               ------     ------
   Total Costs and Expenses                     96.7%      99.5%

Income Before Income Taxes and Cumulative
   Effect of Change in Accounting                3.3%       0.5%

Income Tax Provision                             0.9%       0.3%
                                               ------     ------

Income Before Cumulative
   Effect of Change in Accounting                2.4%       0.2%

Cumulative Effect of
   Change in Accounting                            -        1.0%
                                               ------     ------

NET INCOME                                       2.4%       1.1%
                                               ======     ======

    1 Quarter ended September 30, 2004, restated for the adoption of
      SFAS 123R using the modified retrospective approach.

The Company's total consolidated revenue increased by $8.4 million, or 4.5%, for the first quarter compared to the first quarter of last year. Tuition revenue, which is the largest component of total revenue, represented over 93% of total revenue in both periods. All three of the Company's segments contributed to the increase in revenue.

DeVry University
----------------
At DeVry University, total first quarter revenues increased by approximately $4.0 million, nearly one half of the increase in revenues for the total Company. As discussed above, contributing to the higher revenues were increased coursetaker enrollments at Keller Graduate School and higher tuition rates that were in effect for both the undergraduate and graduate programs compared to last year. Undergraduate program tuition increased by approximately 5% in July 2005 following a similar tuition increase in November 2004. For graduate school programs, tuition increased by approximately 5% for the September session following a similar increase in January 2005. In addition, higher undergraduate student accounts receivable, which are generally subject to a monthly interest charge of one percent under the Company's EDUCARD revolving charge plan for financing students' education, generated approximately $0.9 million more in student financing charges than last year.

Partly offsetting these increases was a higher proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in the online programs and for program offerings at DeVry University Centers. These part-time students pay a somewhat lesser average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by this greater proportion of part-time students.

In the first quarter of fiscal 2005, the Company completed an agreement with Follett Higher Education Group ("Follett") to manage the nine remaining U.S. DeVry University campus bookstores not previously managed by them. While this resulted in a lowering of bookstore sales revenue in the first quarter of fiscal 2006 compared to last year, DeVry University began to offer selected graduate and undergraduate courses using electronic textbook materials ("eBooks"). The Company reports the sale of these eBooks at their full selling price which is higher than the commission income it reports on sales by Follett. The two changes in the reporting of book sales were approximately offsetting so that the DeVry University bookstore sales component of Other Educational revenue was unchanged.

Professional and Training
-------------------------
In the Professional and Training segment, revenues reached a record $12.3 million. The Company believes that increased enrollment in the Becker Professional Review's CPA review courses reflects the market recovery from the effects of the CPA exam changes in fiscal 2004. Not only have on-site course enrollments increased, but demand for the review courses online and on CD-ROM have increased, contributing approximately $1.8 million of the total Company increase in Other Educational Revenues. Also contributing to the growth is increased enrollment in the Stalla CFA review course in preparation for the December administration of the Level 1 exam. This is only the second year in which this part of the exam has been offered in December.

In July 2005, the Company completed the acquisition of Gearty CPE by a DeVry Inc. subsidiary. Gearty CPE is a provider of continuing professional education programs and seminars in accounting and finance, predominantly serving customers in the New York/New Jersey metro area. The acquisition complements the Becker Professional Review CPA exam review business. The acquisition did not contribute significantly to the revenues or operating income of the Professional and Training segment during the quarter.

Medical and Healthcare
----------------------
In the Medical and Healthcare segment, revenues increased by approximately $2.9 million, or 13.7%. Included in this segment are $0.9 million in revenues for Deaconess College of Nursing that was not acquired by the Company until the latter part of fiscal 2005. At Ross, although total enrollments during the quarter were lower than a year ago, a tuition price increase of approximately 5% effective with this September semester, following a price increase of slightly less than 8% in January 2005, fully offset the effects of the decline in enrollment and contributed to the revenue increase.

SFAS 123R
---------
The Company adopted Statement of Financial Accounting Standards 123R effective with the start of the first quarter of fiscal 2006. Financial results for fiscal 2005 have been restated to reflect the modified retrospective approach of adoption. Accordingly, expenses relating to share-based awards have been included in the various expense categories for both years as appropriate.

SFAS 123R establishes the accounting for stock-based awards issued in exchange for employee services. To-date, all of the Company's stock-based awards have been granted in the form of stock options. Stock based compensation is measured at the grant date of the option, based on the fair value of the award. The fair value is recognized as expense over the employee requisite service period which is the period over which these options vest.

At the beginning of fiscal 2005, the Company's stock-based awards were valued using a binomial model. Previously, these awards were valued using the Black-Scholes model for purposes of pro forma disclosure pursuant to SFAS 123 and SFAS 148. The binomial model requires estimates of several important factors, e.g. expected life of an option, stock price volatility, risk-free rate of return, forfeiture rate for options granted and the stock dividend yield. The expected life of an option takes into account the contractual term of the option and the effects of the employees' expected exercise and post-vesting employment termination behavior. The Company has granted stock options to several hundred employees over a period of time longer than the maximum ten-year contractual life of the option and, therefore, has a history upon which estimates of the expected life of the option and the forfeiture rate can be based. The Company's stock has been publicly traded since 1991 and, therefore, there is a history upon which estimates of future stock price volatility can be determined. In determining the appropriate estimates and for computing the actual valuation in a binomial model, the Company engaged the assistance of an independent professional actuarial service.

Cost of Educational Services
----------------------------
The Company's Cost of Educational Services increased by $1.4 million, or 1.3%, from the first quarter of last year. Contributing to the increase was an increase of $1.9 million in the provision for doubtful accounts, primarily in the DeVry University undergraduate operations, as student receivables there increased from last year. Also, cost increases were incurred in support of the higher number of DeVry University Centers and expanding online program enrollments. For the September session, courses were being offered at nine new DeVry University locations compared to a year ago. The number of online coursetakers enrolled in courses for summer 2005 increased by more than 67% from last year to 21,068. Costs were also recognized for the Deaconess College of Nursing that were not included in the Company results last year.

Partly offsetting these increases were the wage savings from workforce reductions implemented last year and continued spending restraint in all areas of operation. Also, lower capital spending during each of the past several years has resulted in lower depreciation expense, most of which is included in the Cost of Educational Services. For the quarter, depreciation expense was $9.1 million compared to $9.6 million last year. Also included in Cost of Educational Services is $0.4 million of expense attributed to share-based awards, compared to approximately $0.8 million in the restated first quarter of last year.

DeVry University announced that its computer engineering technology bachelor's degree programs at its campuses in Pomona, Calif.; Decatur, Ga.; Chicago and Addison, Ill.; and Long Island City, N.Y., earned accreditation from the Technology Accreditation Commission of the Accreditation Board for Engineering and Technology (TAC of ABET). DeVry's electronics engineering technology bachelor's degree programs at 10 of its campuses were also re-accredited.

TAC of ABET is the recognized accrediting body for college and university programs in applied science, computing, engineering and technology. TAC of ABET currently accredits more than 2,500 programs at more than 550 higher education institutions nationwide. The program accreditation by TAC of ABET is in addition to DeVry University's institutional accreditation by the Higher Learning Commission of the North Central Association.

Student Services and Administrative Expense
-------------------------------------------
Student Services and Administrative Expense increased by $0.6 million, or 0.8%, from last year. The increased cost reflects efforts to generate more new student enrollments in all of the Company's educational programs through more advertising and student recruiting. Admissions advisors are being added to support the growing online program enrollments and newly opened DeVry University Centers and at Ross University to offset the previous declines in new student enrollments following changes to admission standards at the medical school. Costs were also recognized for the Deaconess College of Nursing that were not included in the Company results last year.

Largely offsetting these increases was lower amortization of finite-lived intangible assets related to acquisitions of businesses including, most recently, Ross University and Deaconess College of Nursing. Amortization expense is included entirely in the Student Services and Administrative Expense category. For the first quarter, amortization expense was $2.6 million compared to $3.6 million in the first quarter of a year ago. Also, lower spending for corporate general and administrative expense, primarily savings in outside legal expenses, resulted in savings of approximately $0.9 million compared to the first quarter of last year. Expense attributed to share-based awards included in the Student Services expense category was approximately $0.8 million for the current year, compared to approximately $1.6 million in the restated first quarter of last year. There was no post-employment benefit cost in the first quarter of this year compared to approximately $0.6 million in the first quarter of last year, which helped offset the expense increases described above. The required period of active service, over which the cost of these benefits were recognized, was fully met at the end of fiscal 2005.

DeVry University
----------------
The DeVry University segment had an operating loss of approximately $0.1 million, compared to a loss last year of $3.1 million. The reduced operating loss was the result of the changes to enrollments, tuition rates and spending described above. In addition, DeVry University's Canadian operation, which included the teach out cost for the former undergraduate Toronto-area campuses last year, is no longer incurring any further charges for the teach out activity. In the first quarter of last year, DeVry University incurred operating losses of approximately $0.5 million from its Canadian operation. For the current year, the Canadian operations generated an operating income of approximately $0.1 million.

Professional and Training
-------------------------
As a result of record revenues for the first quarter, operating income in the Professional and Training segment increased from $2.9 million last year to $4.6 million in the first quarter of the current year. The Company believes that this growth can be attributed to exam candidates who previously procrastinated and who are now starting to prepare for the CPA exam. The exam review course continues to be updated and improved with good student response, which we believe is attracting more students than before. Although a small part of the total segment operations, the Stalla CFA exam review continues to increase its enrollments. Declining exam taker pass rates may be attracting more students to take review courses rather than to self-study as many have done in the past.

Medical and Healthcare
----------------------
The Medical and Healthcare segment increased operating income by $0.6 million, or 8.2%, from last year. Although Deaconess College of Nursing contributed approximately $0.9 million of revenue to the segment, it did not contribute significantly to the operating income. Operating expenses at Ross University were higher in the first quarter of this year reflecting the expanded student recruitment programs and the continuation of spending increases through most of fiscal 2005 for additional faculty and depreciation on newly added facilities to further improve the educational programs. Lower enrollments at Ross University were more than offset by tuition increases to produce the higher operating income.

Interest Expense
----------------
Interest expense on the Company's borrowings was $2.7 million compared to $2.0 million last year. Although borrowings have been reduced, the interest rates on the Company's borrowings is based upon short-term interest rates, which increased significantly over the past year. For example, at September 30, 2005, the interest rates on the Company's Senior Notes was 4.94% compared to 2.93% at that time last year.

Taxes on Income
---------------
Taxes on income were 27.5% of pre-tax income for the first quarter. The effective tax rate reflects the Company's estimates of the proportion of earnings attributable to Ross University offshore operations compared to Company earnings that are fully taxable at the appropriate federal and state income tax rates. Changes to this proportion could result in a somewhat higher or lower effective tax rate in future periods.

Cumulative Effect of Change in Accounting
-----------------------------------------
In the first quarter of last year, the Company recognized $1.8 million of income, net of taxes, from a Cumulative Effect of Change in Accounting for the alignment of the Professional and Training segment's fiscal year to the same June-end fiscal year as the rest of the Company. Because of the change to the CPA exam schedule from a twice a year November and May schedule to a nearly continuous exam administration, the Company believes that the historical Becker Professional Review operating year that ended in April is no longer the most appropriate fiscal year-end. Effective with the start of the Company's fiscal 2005, the Becker fiscal year was aligned to the June 30th year-end of DeVry Inc. and the cumulative effect of this change in accounting, representing the months of May and June 2004, was reported in the first quarter of fiscal 2005.

Liquidity and Capital Resources
-------------------------------
Cash generated from operations for the quarter was $14.5 million, compared to $24.6 million in the same period last year. Contributing to the lower cash flow was a $3.0 million reduction in non-cash charges included in Net Income. The lower non-cash charges were for share-based compensation, depreciation and amortization. Reductions in accounts payable and accrued expenses and an increase in prepaid expenses were a $12.7 million increased use of cash compared to last year. Variations in the levels of accrued expenses and accounts payable are caused, in part, by the timing of the quarter-end relative to the Company's payroll and bill payment cycles. Also, accounts receivable, net of deferred tuition revenue, increased by $3.9 million. Higher tuition rates with no commensurate increase in the amount of available student financial aid, extended payment plans to better serve the growing number of military and adult students at DeVry and an increased proportion of part-time students whose financial aid eligibility is less than for full-time students contributed to the higher outstanding receivables.

Capital spending for the quarter was $4.6 million, compared to $5.7 million in the first quarter last year. Historically, capital spending is lower in the first quarter than in subsequent quarters. There are no major capital projects underway or currently in the late planning stage so that for the total year, capital spending is expected to approximate $40 million, slightly below the level of the past several years. In addition to spending on capital additions and improvements during the first quarter, the Company paid $2 million for the acquisition of Gearty CPE.

During the first quarter, the Company repaid $50 million in borrowings from its revolving loan agreements using existing cash balances and cash flow generated from operations. During the first quarter of last year, the Company also repaid $50 million of its borrowings. All of the Company's borrowings are based upon a floating rate, generally LIBOR at the Company's option.
In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These interest rate cap agreements expired during the first quarter of this fiscal year. The company intends to periodically evaluate the need for future interest rate protection in light of projected changes in interest rates and expected borrowing levels.

In early November 2005, the Company's revolving loan agreement was amended to exclude from the financial covenant computations, the non-cash effects of accounting for share-based awards in accordance with SFAS 123R. This amendment was initiated at the Company's request in accordance with terms of the original agreement.

The Company's only long-term contractual obligations consist of its revolving line of credit and senior notes, operating leases on facilities and equipment, and agreements for various services. There are no required payments under the Company's borrowing agreements prior to their maturity in 2009 and 2010. The Company is not a party to any off-balance sheet financing or contingent payment agreements, nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements discussed above.

The Company's primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The Company is highly dependent upon the timely receipt of financial aid funds at DeVry University, Ross University and Deaconess College of Nursing. The Company estimates that historically, more than 60% of its DeVry University undergraduate students' tuition, book and fee revenues were financed by government-provided financial aid to students. At Keller
Graduate School, approximately 70% of graduate student revenues are financed by government-provided financial assistance. At
Ross University, collections from student participation in federal loan programs are approximately 70% of its revenues. The financial aid and assistance programs in which the Company's students participate are subject to political and budgetary considerations. There is no assurance that such funding will be maintained in the future. Currently, there are legislative proposals that would adversely affect Ross University's medical school's participation in federal student loan programs. However, the Company believes that alternative lending sources are readily available, if necessary, and that there would not be a material effect on the Company's cash flows, results of operations or financial position.

Extensive and complex regulations in the United States and Canada govern all of the government funded financial assistance programs in which the company's students participate. The Company's administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding against the Company. Such program reviews may be conducted at any educational institution at any time and have been conducted in the past at the Company's educational facilities and headquarters location. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments.

Included in the Company's consolidated cash balances at the end of the quarter is $63.1 million attributable to Ross University offshore operations. For the foreseeable future, it is the Company's intention to reinvest this cash and subsequent earnings and cash flow to service the outstanding debt of Global Education International (the Corporate parent of Ross University) to improve and expand facilities and operations of the Ross schools and pursue future business opportunities outside the United States. Therefore, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if necessary, borrowings under the revolving loan facility will be sufficient to fund both its current operations and growth plans for the foreseeable future, unless future investment opportunities, similar to the acquisition of Ross University, should arise.

Item 3 - Qualitative and Quantitative Disclosures About Market Risk
-------------------------------------------------------------------
The nature of the Company's operations does not subject it to a concentration or dependency upon the price levels or fluctuations in pricing of any one particular or group of commodities.

The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all Ross University financial transactions are denominated in the U.S. dollar.

The financial position and results of operations for the Company's Canadian educational programs are measured using the local currency as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than a lease agreement on its principal teaching facility. The Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the Company (Canadian assets are currently less than 2.5% of total Company assets) changes in currency value within the range of changes recently experienced, would not have a material effect on the Company's results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

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

The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at September 30, 2005, a 1.0% increase in short-term interest rates would result in $1.75 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect a portion of its borrowings from sharp increases in short-term interest rates. These agreements, expired by the end of the first quarter of fiscal year 2006 and no longer afford any protection from changes interest rates. The Company intends to periodically review further debt repayment and the need for additional interest rate protection agreements in light of projected changes in working capital, investment requirements and expectations about future period interest rates.

Item 4 - Controls and Procedures
--------------------------------
CEO and CFO Certificates
------------------------
The required compliance certificates signed by the Company's CEO and CFO are included as Exhibits 31 and 32 of this Quarterly
Report on Form 10-Q.

Disclosure Controls and Procedures
----------------------------------
Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in our reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the appropriate rules.

Evaluations required by Rule 13a - 15 of the Securities Exchange Act of 1934 of the effectiveness of the Company's disclosure and controls and procedures as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as required, and have attested to this in Exhibit 31 of this Report.

Changes In Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year
2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------
The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following information updates the status of claims and litigations previously disclosed.

In January 2002, Royal Gardner, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs' attorneys. This subsequent action has been stayed pending the outcome of the Gardner matter. Discovery continues in the Gardner matter and a class action certification hearing is still pending, but there is no determinable date at which this matter may be brought to conclusion.

The alleged class action above seeks money damages of an indeterminate amount. The Company has accrued $0.75 million representing the estimated minimum amount to resolve this claim.

In November 2000, Afshin Zarinebaf, Ali Mousavi and another graduate of one of DeVry University's Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff Marck Macenas, a then-current student in another curriculum from a second Chicago-area campus. In September 2005, the court denied the plaintiff's motion for class action certification in its entirety. However, pending claims remain by each of the named defendants in this action.

In August 2005 counterclaims were filed against the Company's subsidiary Dominica Management, Inc. and the Ross University School of Medicine by defendants American University of Antigua College of Medicine, Neal Simon and Sol Weltman in a case filed by Dominica Management, Inc. in the U.S. District Court for the Southern District of New York in September 2004. The original case filed by Dominica Management, Inc. sought relief primarily for alleged copyright infringement, misappropriation of trade secrets and confidential information, and unfair competition.
The counterclaims allege, inter alia, anticompetive behavior, tortious interference with prospective economic relationships, and defamation. In October 2005, the Company and American University of Antigua reached an agreement to resolve this matter and drop all claims, and the matter is now resolved.

While the ultimate outcome of these and other contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to the pending claims. At this time, the Company does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders will be held in Oakbrook Terrace, Illinois, on Wednesday, November 9, 2005, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

Stockholders are being asked to re-elect David S. Brown, Dennis
J. Keller and Frederick A. Krehbiel as directors; to serve until the annual meeting of stockholders in 2008 or until their successors are elected and qualified.

In addition, stockholders are being asked to elect William T. Keevan, who had not previously served on the Board, as a director until the annual meeting of stockholders in 2006 or until his successor is elected and qualified. Stockholders are also asked to elect Fernando Ruiz, who had not previously served on the Board, as a director until the annual meeting of stockholders in 2008 or until his successor is elected and qualified.

In addition to the election of Directors, stockholders are being asked to approve:

  a) the amendment and restatement of the DeVry Inc. Employee
     Stock Purchase Plan

  b) the DeVry Inc. Incentive Plan of 2005; and

  c) the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the current fiscal year

Item 6 - Exhibits
-----------------
Exhibits
                                                            Sequentially
     Exhibit #   Description                                Numbered Page
     ---------   -----------                                -------------
        4       Second Amendment dated as of
                September 30, 2005 to Credit Agreement
                between DeVry Inc. and Global Education
                International, Inc. as borrowers and certain
                Financial institutions and Bank of
                America, N.A. as lenders                        40-45

       31       Rule 13a-14(a)/15d-14(a)Certifications          46-49

       32        Section 1350 Certifications                       50

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




 Date: November 8, 2005          /s/Ronald L. Taylor
                                 -----------------------
                                 Ronald L. Taylor
                                 Chief Executive Officer




 Date: November 8, 2005          /s/Norman M. Levine
                                 -------------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer