Form 10-Q
period 2005-12-31
DEVRY INC
filed 2006-02-09
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly and six month period ended December 31, 2005


                Commission file number 1-13988



                           DeVry Inc.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)




         DELAWARE                               36-3150143
-------------------------------          ----------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)


       One Tower Lane, Oakbrook Terrace, Illinois    60181
---------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)




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

                          YES   X
                               ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

                  X    LARGE ACCELERATED FILER
                 ---

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).

                           NO   X
                               ---
Number of shares of Common Stock, $0.01 par value, outstanding on
January 31, 2006:  70,569,681


Total number of pages: 47

                              DeVry Inc.

                           FORM 10-Q INDEX
     For the Quarter and Six Months Ended December 31, 2005

                                                       Page No.
                                                       --------

PART I.   Financial Information

 Item 1. Financial Statements:

   Consolidated Balance Sheets at
     December 31, 2005, June 30, 2005,
     and December 31, 2004                                3-4

   Consolidated Statements of Income
     for the quarter and six months ended
     December 31, 2005 and 2004                           5

   Consolidated Statements of Cash
     Flows for the six months ended
     December 31, 2005 and 2004                           6

   Notes to Consolidated Financial
     Statements                                           7-24

 Item 2. Management's Discussion and
           Analysis of Financial Condition
           and Results of Operations                     25-35

 Item 3. Quantitative and Qualitative
           Disclosures About Market Risk                 35-36

 Item 4. Controls and Procedures                         37


PART II.  Other Information

 Item 1. Legal Proceedings                               38-39

 Item 4. Submission of Matters to a
           Vote of Security Holders                      39-40

 Item 6. Exhibits                                        41


SIGNATURES                                               42

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   December 31,  June 30,    December 31,
                                      2005         2005         2004
                                   ----------- -----------   -----------
                                                 Restated     Restated
ASSETS

  Current Assets

    Cash and Cash Equivalents       $143,765     $161,823     $132,445
    Restricted Cash                   38,997       13,935       36,224
    Accounts Receivable, Net          85,467       39,226       75,323
    Inventories                           85          164        1,047
    Deferred Income Taxes             17,142       17,142        7,821
    Prepaid Expenses and Other        15,843       10,048       11,714
                                     -------      -------      -------
       Total Current Assets          301,299      242,338      264,574
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              67,633       68,013       65,071
    Buildings                        219,143      212,428      205,520
    Equipment                        239,442      234,201      231,387
    Construction In Progress           5,508       15,813       17,404
                                     -------      -------      -------
                                     531,726      530,455      519,382

    Accumulated Depreciation        (254,033)    (243,688)    (230,915)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              277,693      286,767      288,467
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            68,538       73,699       79,072
    Goodwill                         291,306      289,308      284,397
    Perkins Program Fund, Net         13,290       13,290       12,697
    Other Assets                       4,328        4,633        5,165
                                     -------      -------      -------
       Total Other Assets            377,462      380,930      381,331
                                     -------      -------      -------
TOTAL ASSETS                        $956,454     $910,035     $934,372
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   December 31,  June 30,    December 31,
                                      2005         2004         2004
                                   -----------  -----------  -----------
                                                 Restated     Restated
LIABILITIES

  Current Liabilities

    Current Maturities of
      Revolving Loan                $ 35,000     $ 50,000     $     -
    Accounts Payable                  29,983       30,681       19,527
    Accrued Salaries, Wages &
      Benefits                        33,794       34,071       37,725
    Accrued Expenses                  26,414       34,462       35,501
    Advance Tuition Payments          28,875       14,685       32,185
    Deferred Tuition Revenue         110,413       22,823      100,013
                                     -------      -------      -------
       Total Current Liabilities     264,479      186,722      224,951
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                        -        50,000       65,000
    Senior Debt                      125,000      125,000      125,000
    Deferred Income Taxes             16,078       15,949        9,783
    Accrued Post-employment
      Agreements                       6,392        6,352        4,989
    Deferred Rent and Other           12,695       12,629       12,670
                                     -------      -------      -------
       Total Other Liabilities       160,165      209,930      217,442
                                     -------      -------      -------
TOTAL LIABILITIES                    424,644      396,652      442,393
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,564,000, 70,475,000  and
    70,368,000, Shares Issued and
    Outstanding at December 31,
    2005, June 30, 2005 and
    December 31, 2004,
    Respectively                         706          706          705
  Additional Paid-in Capital         116,777      113,571      103,294
  Retained Earnings                  414,400      398,840      387,733
  Accumulated Other Comprehensive
    Income (Loss)                        (73)         266          247
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           531,810      513,383      491,979
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $956,454     $910,035     $934,372
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                        DEVRY INC.
                           CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Thousands Except for Per Share Amounts)
                                        (Unaudited)


                                         For The Quarter           For The Six Months
                                        Ended December 31,         Ended December 31,
                                      ---------------------      ----------------------
                                        2005         2004          2005          2004
                                      ---------------------      ----------------------
                                                   Restated                    Restated
REVENUES:

   Tuition                            $196,032     $184,127      $379,085      $362,111
   Other Educational                    13,398       10,311        26,706        20,663
   Interest                                439           84           858           144
                                       -------      -------       -------       -------
      Total Revenues                   209,869      194,522       406,649       382,918
                                       -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services        111,017      108,689       222,726       218,954
   Student Services and
      Administrative Expense            81,887       77,627       157,777       152,894
   Interest Expense                      2,606        2,091         5,261         4,082
                                       -------      -------       -------       -------
      Total Costs and Expenses         195,510      188,407       385,764       375,930
                                       -------      -------       -------       -------
Income Before Income Taxes and
   Cumulative Effect of Change
   in Accounting                        14,359        6,115        20,885         6,988

Income Tax Provision                     3,531        1,453         5,325         1,996
                                       -------      -------       -------       -------
Income Before Cumulative Effect
   of Change in Accounting              10,828        4,662        15,560         4,992

Cumulative Effect of Change in
   Accounting, Net of Tax                    -            -             -         1,810
                                       -------      -------       -------       -------
NET INCOME                            $ 10,828     $  4,662      $ 15,560      $  6,802
                                       =======      =======       =======       =======

EARNINGS PER COMMON SHARE
   Basic
      Income Before Cumulative
      Effect of Change in Accounting     $0.15        $0.07         $0.22         $0.08
      Cumulative Effect of Change
      in Accounting                          -            -             -          0.02
                                         -----        -----         -----         -----
      Net Income                         $0.15        $0.07         $0.22         $0.10
                                         =====        =====         =====         =====

   Diluted
      Income Before Cumulative
      Effect of Change in Accounting     $0.15        $0.07         $0.22         $0.08
      Cumulative Effect of Change
      in Accounting                          -            -             -          0.02
                                         -----        -----         -----         -----
      Net Income                         $0.15        $0.07         $0.22         $0.10
                                         =====        =====         =====         =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Six Months
                                                      Ended December 31,
                                                        2005        2004
                                                      --------    --------
                                                                  Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 15,560    $  6,802
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Share-Based Compensation Charge                     2,239       3,856
     Depreciation                                       18,628      19,937
     Amortization                                        5,402       7,816
     Provision for Refunds and
      Uncollectible Accounts                            23,578      19,768
     Deferred Income Taxes                                  56      (4,723)
     (Gain) Loss on Disposals of Land, Buildings
      and Equipment                                       (479)         14
     Changes in Assets and Liabilities, net of
       Effects from Acquisition of Business:
         Restricted Cash                               (25,059)    (22,766)
         Accounts Receivable                           (69,800)    (66,780)
         Inventories                                        87       2,248
         Prepaid Expenses And Other                     (5,629)       (811)
         Perkins Program Fund Contribution and Other         -        (550)
         Accounts Payable                                 (727)     (7,874)
         Accrued Salaries, Wages,
          Expenses and Benefits                         (8,382)     17,415
         Advance Tuition Payments                       14,152      15,251
         Deferred Tuition Revenue                       87,590      78,182
                                                       -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             57,216      67,785
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (10,848)    (21,426)
  Net Proceeds from Sale of Land and Building            1,798           -
  Payment for Purchase of Business                      (1,998)          -
                                                       -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:               (11,048)    (21,426)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Exercise of Stock Options                1,040         147
  Excess Tax Benefit from Share-Based Payments               -          34
  Repayments Under Revolving Credit Facility           (65,000)    (60,000)
                                                       -------     -------
  NET CASH USED IN FINANCING ACTIVITIES                (63,960)    (59,819)

Effects of Exchange Rate Differences                      (266)       (322)
                                                       -------     -------
NET DECREASE IN CASH AND CASH EQUIVALENTS              (18,058)    (13,782)

Cash and Cash Equivalents at Beginning
 of Period                                             161,823     146,227
                                                       -------     -------
Cash and Cash Equivalents at End of Period            $143,765    $132,445
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                      $ 4,512      $3,152
  Income Tax Payments During the Period, Net            14,447         409

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
             For the Quarter and Six Months Ended December 31, 2005

                                  ----------



NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (the Company) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of the Company. The June 30, 2005 data, which is presented, is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and in conjunction with the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2005, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended
December 31, 2005, are not necessarily indicative of results to be expected for the entire fiscal year.

The consolidated financial statements that are presented for the fiscal year ended June 30, 2005 and the six months ended December 31, 2004, have been restated to reflect the adjustments necessary under the provisions of the modified retrospective application method of Statement of Financial Accounting Standards No. 123(R), "Share Based Payments" ("SFAS 123(R)"). SFAS123(R) was adopted in the first quarter of fiscal 2006 (See Note 3).

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

During the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its outstanding borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These agreements expired in the first quarter of fiscal 2006. The Company intends to periodically evaluate the need for

Derivative Instruments and Hedging Activities, continued
--------------------------------------------------------
interest rate protection in light of projected changes in interest rates and borrowing levels. These interest rate cap agreements were designated as cash flow hedging instruments and were intended to protect the portion of the Company's debt that is covered by these agreements from short-term interest rates above 3.5%.

These cap agreements were purchased at fair market values totaling $568,000. This cost was capitalized and amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings were reported as a component of Other Comprehensive Income. These amounts were reclassified and recognized into earnings over the 24-month term of the agreements. As of December 31, 2005, these cap agreements had expired so there is no effect on Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. As of December 31, 2004, $28,000 was recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $192,000 and the $220,000 expensed as interest. For the six months ended December 31, 2005 and 2004, gains of $12,000 and $10,000, respectively, were recorded as Other Comprehensive Income. Interest expense of $73,000 and $70,000 was charged to earnings for these interest rate caps for the six months ended December 31, 2005 and 2004, respectively. For the six months ended December 31, 2005 and 2004, there was no ineffectiveness related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance
Sheets, were $286,000 as of December 31, 2004. As of December 31,
2005 and June 30, 2005 there were no capitalized costs for projects not yet completed. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,605,000 at December 31,
2005, June 30, 2005, and December 31, 2004.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and Chief Executive Officer provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the six months ended December 31, 2005 and 2004, the Company recognized expense of approximately $40,000 and $1,310,000, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service that ended in June, 2005, the amount that represents the present value of the obligation, discounted using a 5.62% rate as of December 31, 2005, and using the sinking fund accrual method.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,542,000 and 70,368,000 for the second quarters ended December 31, 2005 and 2004, respectively and 70,524,000 and 70,359,000 for the six months ended December 31, 2005 and 2004, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,847,000 and 70,507,000 for the second quarters ended December 31, 2005 and 2004, respectively and 70,702,000 and 70,583,000 for the six months ended December
31, 2005 and 2004, respectively. Excluded from the computations of diluted earnings per share were options to purchase 1,773,000 and 2,915,000 shares of common stock for the second quarter and six months ended December 31, 2005, respectively, and 2,700,000 and 2,274,000 shares of common stock, for the second quarter and six months ended December 31, 2004, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amounts recorded in Other Comprehensive Income are gains of $12,000 and $10,000 for the six months ended December 31, 2005 and 2004, respectively. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were losses of $4,000 and $243,000, for the quarters ended December 31, 2005 and 2004, respectively, and losses of $351,000 and $483,000 for six months ended December 31, 2005 and 2004, respectively.

Comprehensive Income, continued
-------------------------------
The Accumulated Other Comprehensive Income balance at December 31, 2005 is composed entirely of a cumulative translation loss of $73,000. This balance at December 31, 2004, is composed of a $28,000 gain related to the cash flow hedge and a cumulative translation gain of $219,000.

NOTE 3:  STOCK-BASED COMPENSATION

The Company maintains six stock-based award plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of the Company's common stock. The 2005 Incentive
Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. The Amended and Restated Stock Incentive Plan, the
1994, 1999, and 2003 Stock Incentive Plans and the 2005 Incentive
Plan are administered by a Plan Committee of the board of directors. Plan Committee members are granted automatic, nondiscretionary annual options. The 1991 Stock Incentive Plan is administered by the board of directors. Options under all six plans are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

The company accounts for options granted to retirement eligible employees that vest upon an employees' retirement under the non-substantive vesting period approach to these options. Under this approach, compensation cost is recognized at the grant date for options issued to retirement eligible employees where the options vest upon retirement.

At December 31, 2005, 7,655,690 authorized but unissued shares of common stock were reserved for issuance under the Company's stock incentive plans.

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

The following is a summary of options activity for the six months ended December 31, 2005:

                                                                Weighted
                                                     Weighted    Average   Aggregate
                                                     Average    Remaining  Intrinsic
                                          Options    Exercise  Contractual   Value
                                        Outstanding   Price       Life      ($000)
                                        -----------  --------  ----------- ---------
     Outstanding at July 1, 2005         3,815,039    $22.37
     Options Granted                        70,500    $22.27
     Options Exercised                     (89,352)   $11.69
     Options Canceled                     (119,948)   $24.73
                                         ---------
     Outstanding at December 31, 2005    3,676,239    $22.56      6.55      $4,212
                                         =========    ======      ====      ======
     Exercisable at December 31, 2005    2,624,881    $22.48      6.65      $3,558
                                         =========    ======      ====      ======

The total intrinsic value of options exercised for the six months ended December 31, 2005 and 2004 was $803,000 and $620,000, respectively.

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

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under the Company's stock option plans during the first six months of fiscal 2006 and 2005 were $10.15 and $9.95, per share, respectively. The fair values of the Company's stock option awards for the first six months of fiscal 2006 and 2005, were estimated assuming no expected dividends and the following weighted average assumptions:

                                     Fiscal Year,
                                   2006        2005
                                   ----        ----
 Expected Life (in Years)          4.38        6.69
 Expected Volatility              41.30%      41.41%
 Risk-free Interest Rate           3.80%       3.83%
 Pre-vesting Forfeiture Rate       4.00%       4.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. For fiscal 2006, to date, the expected life of newly granted options is based on projections more heavily weighted to current exercise patterns.

The Company's expected volatility is computed by combining and weighting the implied market volatility, the Company's most recent volatility over the expected life of the option grant, and the Company's long-term historical volatility.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

                                        (Dollars in thousands)
                                    For the Quarter      For the Six Months
                                   Ended December 31,    Ended December 31,
                                      2005       2004       2005       2004
                                      ----       ----       ----       ----
Cost of Educational Services         $ 350     $  453     $  716     $1,233
Student Services and Administrative
   Expense                             744        964      1,523      2,623
Income Tax Benefit                     269        223        571        502
                                      ----      -----      -----      -----
Net Stock-based Compensation Expense $ 825     $1,194     $1,668     $3,354
                                      ====      =====      =====      =====

As of December 31, 2005, $9.36 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options vested during the six months ended December 31, 2005 and 2004 was $3,458,000 and $4,466,000, respectively.

There were no capitalized stock-based compensation costs at December 31, 2005 and 2004.

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

The following table details the retroactive application impact of SFAS 123(R) on previously reported results, (dollars in thousands except per share amounts):


                                      For the Quarter          For the Six Months
                                      ended and as of                 ended
                                     December 31, 2004          December 31, 2004
                                   ---------------------      ---------------------
                                                  As                         As
                                              Previously                 Previously
                                   Restated    Reported       Restated    Reported
                                   ---------------------      ---------------------

CONSOLIDATED STATEMENTS OF INCOME:

Total Costs and Expenses           $188,407    $186,990       $375,930    $372,074

Income before Income Taxes and
  Cumulative Effect of Change
  In Accounting                       6,115       7,532          6,988      10,844

Income Tax Provision                  1,453       1,676          1,996       2,498

Income before Cumulative Effect
  Of Change in Accounting             4,662       5,856          4,992       8,346

Net Income                            4,662       5,856          6,802      10,156

EARNINGS PER COMMON SHARE:
Basic
  Income before Cumulative Effect
   Of Change in Accounting            $0.07       $0.08          $0.08       $0.12
  Net Income                          $0.07       $0.08          $0.10       $0.14

Diluted
  Income before Cumulative Effect
   Of Change in Accounting            $0.07       $0.08          $0.08       $0.12
  Net Income                          $0.07       $0.08          $0.10       $0.14


                                      June 30, 2004
                                   ---------------------
                                                  As
                                              Previously
                                   Restated    Reported
                                   --------   ----------
CONSOLIDATED BALANCE SHEETS

Deferred Income Taxes              $  9,783    $ 13,675
Total Non-current Liabilities       217,442     221,334
Total Liabilities                   442,393     446,285

Additional Paid-in Capital          103,294      71,943
Retained Earnings                   387,733     415,192
Total Shareholders' Equity          491,979     488,087

                                For the Six Months Ended
                                    December 31, 2004
                                ------------------------
                                                  As
                                              Previously
                                   Restated    Reported
                                   --------   ----------

CASH FLOW RELATED TO SIX MONTHS
  ENDED DECEMBER 31, 2004

Net Income                         $  6,802    $ 10,156
Share Based Compensation Charge       3,856          -
Deferred Income Taxes                (4,723)     (4,187)
Net Cash Provided by Operating
 Activities                          67,785      67,819

Excess Tax Benefits from Share
  Based Payments                         34          -
Net Cash Used in Financing
  Activities                        (59,819)    (59,853)


                                      June 30, 2005
                                   ---------------------
                                                  As
                                              Previously
                                   Restated    Reported
                                   --------   ----------
CONSOLIDATED BALANCE SHEETS

Deferred Income Taxes              $ 15,949    $ 21,408
Total Non-current Liabilities       209,930     215,389
Total Liabilities                   396,652     402,111

Additional Paid-in Capital          113,571      73,372
Retained Earnings                   398,840     433,580
Total Shareholders' Equity          513,383     507,924


NOTE 4:  CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY

Prior to July 1, 2004, the accounts of Becker Professional Review were consolidated based on an April 30 fiscal year end, which management believed was its natural year-end based on its then business cycle. As a result of a change in the CPA exam schedule, the Company has aligned the Becker fiscal year end to that of DeVry Inc. The results of operations for the two-month period from May 1, 2004 through June 30, 2004, are included as a cumulative effect of change in accounting in the Consolidated Statements of Income for the first quarter of fiscal 2005. The cumulative effect of this change in accounting added $1,810,000, or $0.02 per share to net income for the first quarter ended September 30, 2004 and the six months ended December 31, 2004. This amount is net of income tax expense of $1,189,000.

Net Income and basic and diluted earnings per share for the three and six months ended December 31, 2004 is set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented. These amounts have been restated to reflect the fair value method of expensing stock-based compensation as prescribed by SFAS 123(R).

                                      Proforma
                       Three Months Ended   Six Months Ended
                          December 31,         December 31,
                              2004                 2004
                              ----                 ----
   Net Income             $4,662,000           $4,992,000

   Earnings per Share
          Basic                $0.07                $0.08
          Diluted              $0.07                $0.08


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

Deaconess College of Nursing, continued
---------------------------------------
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                         At March 24, 2005
                         (In Thousands)

      Current Assets                           $  199
      Property and Equipment                       37
      Intangible Assets                         1,470
      Goodwill                                  4,909
                                                -----
          Total Assets Acquired                 6,615

      Current Liabilities Assumed               1,224
                                                -----
          Net Assets Acquired                  $5,391
                                                =====

Of the $1,470,000 of acquired intangible assets, $470,000 was assigned to the value of the Deaconess Title IV financial aid eligibility and $730,000 was assigned to accreditations, both of which have been determined to not be subject to amortization, and $270,000 was assigned to student relationships that have an average useful life of approximately 3 years. The Company determined this allocation based upon a number of factors, including a preliminary valuation analysis prepared by an independent professional valuation specialist. The $4,909,000 of goodwill was all assigned to the Medical & Healthcare operating segment.

The amounts recorded at December 31, 2005, relating to the acquisition are subject to adjustment, as the purchase price is still subject to final closing adjustments. The Company expects to finalize the purchase price during the third quarter of fiscal 2006. There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                        As of December 31, 2005
                                     ----------------------------
                                     Gross Carrying   Accumulated
                                         Amount      Amortization
                                     ----------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,770,000    $(33,108,000)
          License and Non Compete
             Agreements                 2,650,000      (2,582,000)
          Class Materials               2,900,000      (1,000,000)
          Trade Names                     110,000         (62,000)
          Other                           620,000        (617,000)
                                       ----------      ----------
          Total                       $54,050,000    $(37,369,000)
                                       ==========      ==========
     Unamortized Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
            And Accreditations         14,100,000
          Intellectual Property        13,940,000
          Deaconess Title IV
            Eligibility and
            Accreditations              1,200,000
                                       ----------
          Total                       $51,857,000
                                       ==========

                                        As of December 31, 2004
                                     ----------------------------
                                     Gross Carrying   Accumulated
                                         Amount      Amortization
                                     ----------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,500,000    $(21,624,000)
          License and Non Compete
             Agreements                 2,650,000      (2,345,000)
          Class Materials               2,900,000        (800,000)
          Trade Names                     110,000         (34,000)
          Other                           620,000        (562,000)
                                       ----------      ----------
          Total                       $53,780,000    $(25,365,000)
                                       ==========      ==========
     Unamortized Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
            And Accreditations         14,100,000
          Intellectual Property        13,940,000
                                       ----------
          Total                       $50,657,000
                                       ==========

Amortization expense for amortized intangible assets was $2,580,000 and $5,161,000 for the quarter and six months ended December 31, 2005, respectively, and $3,637,000 and $7,274,000 for the quarter and six months ended December 31, 2004, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

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

The Company determined that as of the end of fiscal 2005, there was no impairment in the value of the Company's goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at December 31, 2005 and June 30, 2005 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment was $24,716,000 at December 31, 2005 and $22,716,000 at June 30, 2005. The
increase of $2,000,000 is the result of the allocation of the purchase price for

Gearty CPE as described in Note 5 above. The carrying amount of goodwill related to the Medical & Healthcare segment was $244,395,000 at December 31, 2005 and $244,397,000 June 30,
2005. The decrease of $2,000 was the result of purchase price adjustments recorded in the second quarter of fiscal 2006.

NOTE 7:  SALE OF FACILITY

In November 2005, a Company owned building in the Denver, Colorado area was sold for $1,798,000. As a result of this sale, the Company realized a gain of approximately $450,000. This building was acquired in 1999 with the acquisition of Denver Technical College. Although still used partly as classrooms and offices, this facility was no longer essential to the Company operations in the Denver-area, having been largely replaced by a new and larger DeVry University campus serving the Denver market. This gain is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

In December 2005, the Company announced that it plans to offer for sale its campus located in West Hills, California. DeVry University plans to remain in the San Fernando Valley area and is considering other new facilities in the vicinity to meet current and future student demand. There is no anticipated impairment loss with this building as its market value exceeds its book value.

NOTE 8:  REDUCTION IN WORKFORCE CHARGES

During the second quarter of fiscal 2005, the Company offered a voluntary separation plan to its employees with more than 20 years of service. In the third quarter of fiscal 2005, the Company implemented an involuntary reduction in force that reduced its workforce at its educational facilities and corporate office. In the fourth quarter of fiscal 2005, the Company offered another voluntary separation plan for its DeVry University faculty employees with more than 15 years of service and implemented an involuntary reduction in force of its faculty employees. These voluntary and involuntary separation plans resulted in workforce reductions of approximately 230 employees. In addition to these separation and reduction in force plans, the Company experienced other involuntary separations during fiscal 2005. In relation to all of these voluntary and involuntary reductions in force, the Company recorded pre-tax charges of approximately $8.4 million in fiscal 2005. These charges consist of severance pay and in some cases, extended medical and dental benefits coverage. These charges were classified as Cost of Educational Services and Student Services and Administrative Expense in the Consolidated Statements of Income and are related to the DeVry University and Medical & Healthcare reportable segments.

Cash payments for the voluntary separation plans and all involuntary reductions in force were approximately $300,000 the second quarter of fiscal 2006 and $2,300,000 for the six months ended December 31, 2005. Of the total amount accrued for these events, approximately $1,300,000 remained to be paid as of December 31, 2005. Payments will continue into the third quarter of fiscal 2006.

NOTE 9:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the quarter or six months ended December 31, 2005 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of December 31, 2005 and 2004, cumulative undistributed earnings were approximately $43.3 million and $23.1 million, respectively.

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

NOTE 10: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global
Education International, Inc. (GEI). This long-term debt consists of the following at December 31, 2005:

                                                           Effective
                                        Outstanding     Interest Rate at
                                            Debt        December 31,2005
                                        ------------    ----------------
     Revolving Credit Agreement:
          DeVry Inc. as borrower        $ 30,000,000        5.63%
          GEI as borrower                  5,000,000        5.75%
                                         -----------
          Total                         $ 35,000,000        5.65%
                                         -----------
     Senior Notes:
          DeVry Inc. as borrower        $ 75,000,000        5.49%
          GEI as borrower                 50,000,000        5.49%
                                         -----------
          Total                         $125,000,000        5.49%
                                         -----------

     Total outstanding debt             $160,000,000        5.53%

     Current Maturities of Revolving
       Credit Agreement                 $ 35,000,000        5.65%
                                         -----------
     Total Long-term debt               $125,000,000        5.49%
                                         -----------

NOTE 11:  COMMITMENTS AND CONTINGENCIES

The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following information updates the status of claims and litigation previously disclosed.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by another plaintiff with the same general allegations and by the same plaintiffs' attorneys. This subsequent action has been stayed pending the outcome of the initial matter. Discovery and settlement discussions continue in the matter and a class action certification hearing is still pending, but there is no determinable date at which this matter may be brought to conclusion.

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

At December 31, 2005, the Company has recorded approximately $1.5 million associated with estimated loss contingencies, including the amount of approximately $0.6 million in remaining payments under an anti-trust claim settlement agreement. While the ultimate outcome of these and other contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to the pending claims.

At this time, the Company does not believe that the outcome of current claims, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

NOTE 12:  SEGMENT INFORMATION

The Company's principal business is providing post-secondary education. The services of our operations are described in more detail under "Nature of Operations" in Note 1 to the consolidated financialstatements contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005. The Company presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional examination review and training operations including Becker
Professional Review and Center for Corporate Education
(Professional and Training) and the Ross University medical and veterinary school and Deaconess School of Nursing operations
(Medical & Healthcare).

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

Following is a tabulation of business segment information for the quarters and six months ended December 31, 2005 and 2004. Where applicable, the December 31, 2004, information has been restated to reflect the adoption of SFAS 123(R) under the modified retrospective application method. These amounts have been restated to reflect the fair value method of expensing stock-based compensation as prescribed by SFAS 123(R). Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

                                         For the Quarter      For the Six Months
                                        Ended December 31,    Ended December 31,
                                        ------------------    ------------------
                                         2005       2004        2005       2004
                                         ----       ----        ----       ----
Revenues:
   DeVry University                    $171,676   $161,951    $332,395   $318,691
   Professional and Training              9,953     10,207      22,233     20,953
   Medical & Healthcare                  28,240     22,364      52,021     43,274
                                        -------    -------     -------    -------
      Total Consolidated Revenues      $209,869   $194,522    $406,649   $382,918
                                        -------    -------     -------    -------
Operating Income:
   DeVry University                     $ 6,737    $ 1,680    $  6,663    $(1,423)
   Professional and Training              2,335      2,313       6,905      5,226
   Medical & Healthcare                  10,720      8,115      18,252     15,071
   Reconciling Items:
     Amortization Expense                (2,580)    (3,637)     (5,161)    (7,274)
     Interest Expense                    (2,606)    (2,091)     (5,261)    (4,082)
     Depreciation and Other                (247)      (265)       (513)      (530)
                                         ------     ------      ------     ------
      Total Consolidated Income
       before Income Taxes and
       Cumulative Effect of
       Change in Accounting             $14,359    $ 6,115     $20,885    $ 6,988
                                         ------     ------      ------     ------
Segment Assets:
   DeVry University                    $436,330   $451,169    $436,330   $451,169
   Professional and Training             76,461     68,574      76,461     68,574
   Medical & Healthcare                 417,360    396,659     417,360    396,659
   Corporate                             26,303     17,970      26,303     17,970
                                        -------    -------     -------    -------
      Total Consolidated Assets        $956,454   $934,372    $956,454   $934,372
                                        -------    -------     -------    -------

Additions to Long-lived Assets:
   DeVry University                      $4,336    $14,099    $  7,392    $18,754
   Professional and Training                123        120         148        202
   Medical & Healthcare                   3,823      1,495       5,306      2,470
                                          -----     ------      ------     ------
      Total Consolidated Additions
      to Long-lived Assets               $8,282    $15,714     $12,846    $21,426
                                          -----     ------      ------     ------
Depreciation Expense:
   DeVry University                      $8,201    $ 9,052     $15,978    $17,606
   Professional and Training                114        115         228        266
   Medical & Healthcare                     973        893       1,928      1,571
   Corporate                                247        247         494        494
                                          -----     ------      ------     ------
      Total Consolidated Depreciation    $9,535    $10,307     $18,628    $19,937
                                          -----     ------      ------     ------
Intangible Asset Amortization Expense:
   DeVry University                      $    -     $    -        $  -       $  -
   Professional and Training                 67        194         133        387
   Medical & Healthcare                   2,513      3,443       5,028      6,887
                                          -----      -----       -----      -----
      Total Consolidated Amortization    $2,580     $3,637      $5,161     $7,274
                                          -----      -----       -----      -----


The Company conducts its educational operations in the United
States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5%
of total revenues for the quarters and six months ended December 31, 2005 and 2004. Revenues and long-lived assets by geographic area are as follows:

                                       For the Quarter      For the Six Months
                                      Ended December 31,    Ended December 31,
                                     --------------------  --------------------
                                         2005       2004        2005       2004
                                         ----       ----        ----       ----
Revenues from Unaffiliated Customers:
  Domestic Operations                  $180,864   $168,670    $352,918   $333,007
  International Operations:
    Dominica and St. Kitts/Nevis         26,048     22,364      48,428     43,274
    Other                                 2,957      3,488       5,303      6,637
                                        -------    -------     -------    -------
      Total International                29,005     25,852      53,731     49,911
                                        -------    -------     -------    -------
  Consolidated                         $209,869   $194,522    $406,649   $382,918
                                        -------    -------     -------    -------
Long-lived Assets:
  Domestic Operations                  $346,973   $355,811    $346,973   $355,811
  International Operations:
    Dominica and St. Kitts/Nevis        307,754    313,160     307,754    313,160
    Other                                   428        827         428        827
                                        -------    -------     -------    -------
      Total International               308,182    313,987     308,182    313,987
                                        -------    -------     -------    -------
  Consolidated                         $655,155   $669,798    $655,155   $669,798
                                        -------    -------     -------    -------

Sales are attributable to geographic areas based on location of customer. No one customer accounted for more than 10% of the Company's consolidated revenues.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition
-----------------------------------------------------------

Forward-Looking Statements / Risks and Uncertainties
----------------------------------------------------
Certain information contained in this quarterly report on Form 10-Q may constitute forward-looking statements relating to DeVry's future financial results and strategies, business plans or objectives and beliefs about future events. They are often identified by the use of qualifiers in their description such as "expects", "believes", "is likely", "intends", "estimates", "forecast", "assumption" or other similar expressions. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from the forward-looking statements.

Potential risks and uncertainties include, but are not limited to:

Shifts in applicant career interests away from the concentration of the Company's undergraduate programs in selected areas of technology, healthcare and business that the Company does not adequately anticipate or respond to.

Increased competition in recruiting of new students and retaining students already enrolled.

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

Some of these risks and uncertainties are described more fully in the sections of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 filed with the SEC September 13, 2005, especially in the section entitled "Forward Looking Statements" at the beginning of Part 1 and in the subsections of "Item 1 - Business" entitled "Competition," "Student Recruiting," "Accreditation and Approvals," "Tuition and Fees," "Financial Aid and Financing Student Education," "Career Services," and "Faculty".

All forward-looking statements included in this Report are based upon information presently available, and the Company assumes no obligation to update any forward-looking statements.

Copies of the Company's annual and quarterly reports on Form 10-K, Form 10-Q and other reports filed with the Securities and Exchange Commission may be obtained without charge at the Company's website, www.devryinc.com.

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2005 and in the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2005. The Company's annual report on Form 10-K includes a detailed description of critical accounting policies, estimates and assumptions used in the preparation of the Company's financial statements. These include, but are not limited to, revenue and expense recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, costs associated with pending legal matters, health care costs for incurred but not yet paid medical services and stock based compensation expense.

Because of the somewhat seasonal pattern of the Company's enrollments and its educational program starting dates, which affect the results of operations and the timing of cash flows, the Company's management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

Results of Operations
---------------------
The following table presents information with respect to the relative size to revenue of each item in the statement of income for the second quarter and first half of both the current and prior year. Percents may not add due to rounding.

                                    Quarter Ended         Six Months Ended
                                    -------------         ----------------
                                                December 31
                                    --------------------------------------
                                    2005      2004<FN1>  2005     2004<FN1>
                                    ----      ----       ----     ----
                                            (Restated)          (Restated)
Revenue                             100.0%    100.0%     100.0%   100.0%

Cost of Educational Services         52.9%     55.9%      54.8%    57.2%
Student Services & Admin. Exp.       39.0%     39.9%      38.8%    39.9%
Interest Expense                      1.2%      1.1%       1.3%     1.1%
                                    ------    ------     ------   ------
   Total Costs and Expenses          93.2%     96.9%      94.9%    98.2%

Income Before Income Taxes and
   Cumulative Effect of Change
   in Accounting                      6.8%      3.1%       5.1%     1.8%

Income Tax Provision                  1.7%      0.7%       1.3%     0.5%
                                    ------    ------     ------   ------

Income Before Cumulative
   Effect of Change in Accounting     5.2%      2.4%       3.8%     1.3%

Cumulative Effect of
   Change in Accounting                 -         -          -      0.5%
                                    ------    ------     ------   ------

NET INCOME                            5.2%      2.4%       3.8%     1.8%
                                    ======    ======     ======   ======

<FN1> Quarter and six months ended December 31, 2004, restated for the adoption of SFAS 123R using the modified retrospective approach.


The Company's financial performance in both the first and second quarters of this year improved from the results in the corresponding quarters of the previous fiscal year. Fiscal 2005 has been restated for the adoption of Statement of Financial Accounting Standard 123R, Share - Based Payments ("SFAS 123R"), using the modified retrospective approach.

Factors contributing to the improved revenue and net income performance compared to last year were continued total enrollment growth in DeVry University's graduate school programs, increased tuition rates for both undergraduate and graduate students, an increase in new student enrollments and higher tuition rates at Ross University, an increase in enrollments in the Professional and Training segment's Becker Professional Review operations, wage savings from the workforce reductions implemented last year and continued restraint in spending in other areas of operation.

Total DeVry University undergraduate enrollments of 36,200 for the summer term that began in July were 4.8% lower than enrollments a year ago. In the fall term that began in November, total undergraduate enrollments were 2.3% lower than enrollments a year ago. Although total undergraduate enrollments were still below those of last year, the fall term marked the third consecutive term in which new undergraduate student enrollments increased from the year-ago level, contributing to the lessening rate of year-over-year decline in total enrollments. Coursetaker enrollments at DeVry University's Keller Graduate School remained above the year-ago level, for the July session increasing by 11.3% from last year, for the September session increasing by 5% from last year, and for the November session, increasing by 3.3% from last November to 12,777 this year.

At Ross University in the Medical and Healthcare segment, for the term that started in September, new student enrollments increased by 40.6% from last year to 575 and total student enrollments were 3,227. Although total student enrollments lagged those of last year by 3.8%, this is an improvement from the year over year decline of 8.5% in the Ross term that began in May 2005.

The Company's total consolidated revenue increased by $15.3 million, or 7.9%, in the second quarter compared to last year. The second quarter revenue growth from last year compares to a lesser 4.5% increase in first quarter revenue compared to last year. Tuition revenue, which is the largest component of total revenue, represented over 93% of total revenue for both the second quarter and first half of the year. Both DeVry University and the Medical and Healthcare segments contributed to the revenue increase in the second quarter while all three of the Company's segments contributed to the increased revenue for the first half.

DeVry University
----------------
At DeVry University, total second quarter revenues increased by approximately $9.7 million, more than one half of the increase in second quarter revenues for the total Company. This compares to a revenue increase of only $4.0 million in the first quarter. As discussed above, contributing to the higher revenues in both the second quarter and first half were increased coursetaker enrollments at Keller Graduate School in each of the three sessions that began in the first half and higher tuition rates that were in effect for both the undergraduate and graduate programs compared to last year. Undergraduate program tuition increased by approximately 5% in July 2005 following a similar tuition increase in November 2004. For graduate school programs, tuition increased by approximately 5% for the September session following a similar increase in January 2005.

In addition, Other Educational Revenue increased by approximately $2.3 million in the second quarter and $3.2 million in the first half of the year, partly from sales of electronic textbook materials ("eBooks") to students enrolled in selected online and on-site courses. In the first quarter of fiscal 2005, the Company completed an agreement with Follett Higher Education Group ("Follett") to manage the nine remaining U.S. DeVry University campus bookstores not previously managed by them.
This resulted in a lowering of reported bookstore sales revenue from what it had been in previous periods. However, DeVry University sales of eBooks in selected graduate and undergraduate courses beginning in the latter part of fiscal 2005 has more than offset the reduced revenues from the bookstores previously managed by the Company. The Company reports the sale of eBooks at their full selling price which is higher than the commission income it reports on book and supply sales by Follett.

Also contributing to the increase in Other Educational Revenue was a higher interest charge on undergraduate student accounts receivable. These receivables, which are generally subject to a monthly interest charge of one percent under the Company's EDUCARD revolving charge plan for financing students' education, generated approximately $1.2 million more in student financing charges in the second quarter and $2.1 million more than in the first half of last year.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates was a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in the online programs and for program offerings at DeVry University Centers. These part-time students pay a somewhat lesser average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by the greater proportion of part-time students.

Professional and Training
-------------------------
In the Professional and Training segment, second quarter revenues declined by approximately $0.3 million from the second quarter of last year. For the first half, however, revenues were $1.3 million above those of the previous year. The Company believes that higher first half revenues from increased enrollment during the first half of this year, primarily in the Becker Professional Review's CPA review courses, reflects the market recovery from the effects of the CPA exam changes in fiscal 2004. Not only have on-site course enrollments increased, but demand for the review courses online and on CD-ROM have increased, contributing approximately $0.9 million of the total Company increase in Other Educational Revenues in the second quarter and $2.7 million for the first half of the year. Further contributing to the revenue growth in this segment is increased enrollment in the Stalla CFA review course in preparation for the December administration of the Level 1 exam. This is only the second year in which this part of the exam has been offered in December.

In July 2005, the Company completed the acquisition of Gearty CPE by a DeVry Inc. subsidiary. Gearty CPE is a provider of continuing professional education programs and seminars in accounting and finance, predominantly serving customers in the New York/New Jersey metro area. The acquisition complements the Becker Professional Review CPA exam review business. The acquisition did not contribute significantly to the revenues or operating income of the Professional and Training segment during the second quarter or first half of the current year.

Medical and Healthcare
----------------------
In the Medical and Healthcare segment, revenues increased by approximately $5.9 million, or 26.3%, in the second quarter and $8.7 million, or 20.2%, in the first half compared to last year. Included in this segment are $1.7 million in revenues for the second quarter and $2.6 million for the first six months at Deaconess College of Nursing that was not acquired by the Company until the latter part of fiscal 2005. At Ross University, although total enrollments during the first and second quarter were lower than a year ago, a tuition price increase of approximately 5% effective with this September semester, following a price increase of slightly less than 8% in January 2005, fully offset the effects of the decline in enrollment and contributed to the revenue increase.

SFAS 123R
---------
The Company adopted Statement of Financial Accounting Standards 123R effective with the start of the first quarter of fiscal 2006. Financial results for the second quarter and first half of fiscal 2005 have been restated to reflect the modified retrospective approach of adoption. Accordingly, expenses relating to share-based awards have been included in the various expense categories for both years as appropriate.

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

From the beginning of fiscal 2005, the Company's stock-based awards were valued using a binomial model. Previously, these awards were valued using the Black-Scholes model for purposes of pro forma disclosure pursuant to SFAS 123 and SFAS 148. The binomial model requires estimates of several important factors, e.g. expected life of an option, stock price volatility, risk-free rate of return, forfeiture rate for options granted and the stock dividend yield. The expected life of an option takes into account the contractual term of the option and the effects of the employees' expected exercise and post-vesting employment termination behavior. The Company has granted stock options to hundreds of employees over a period of time that extends back longer than the maximum ten-year contractual life of most of its option awards and, therefore, has a history upon which estimates of the expected life of the option and the forfeiture rate can be based. The Company's stock has been publicly traded since 1991 and, therefore, there is a history upon which estimates of future stock price volatility can be determined. In making its determination of the appropriate estimates, and for computing the actual valuation in a binomial model, the Company engaged the assistance of an independent professional actuarial service.

Cost of Educational Services
----------------------------
The Company's Cost of Educational Services increased by $2.3 million, or 2.1%, from the second quarter of last year. For the first half of the year, these costs increased by $3.8 million, or 1.7%, from last year. Contributing most of the higher cost for the first half was an increase of $3.0 million in the provision for doubtful accounts, primarily in the DeVry University undergraduate operations, as student receivables increased from last year. Also, cost increases were incurred in support of the higher number of DeVry University Centers and expanding online program enrollments. For the November session, courses were being offered at eight new DeVry University locations compared to a year ago. The number of online coursetakers enrolled in courses for summer 2005 increased by more than 67% from last year to 21,068, increasing further to 24,357 for the fall session that began in November. Costs were also recognized for the Deaconess College of Nursing that were not included in the Company results last year.

Partly offsetting these increases were the wage savings from workforce reductions implemented last year and continued spending restraint in operations. In the second quarter of last year, the

Company recognized a $2.2 million pre-tax charge, of which approximately $1.5 million was included in Cost of Educational Services, as the first of several work force reductions was being implemented. Also, lower capital spending during each of the past several years has resulted in a $1.3 million lower depreciation expense in the first half of this year. Most depreciation expense is included in the Cost of Educational Services. For the first half, depreciation expense was $18.6 million compared to $19.9 million last year. Also included in Cost of Educational Services for the first half is $0.7 million of expense attributed to share-based awards, compared to approximately $1.2 million in the restated first half of last year.

Student Services and Administrative Expense
-------------------------------------------
Student Services and Administrative Expense increased by $4.3 million, or 5.5%, from the second quarter of last year. For the first half, these costs increased by $4.9 million, or 3.2%, from the first six months of a year ago. The increased cost reflects efforts to generate higher new student enrollments in all of the Company's educational programs through more advertising and student recruiting. Admissions advisors have been added to support the growing online program enrollments and newly opened DeVry University Centers and at Ross University to offset the previous declines in new student enrollments following changes to admission standards at the medical school. Costs were also recognized for the Deaconess College of Nursing that were not included in the Company results last year. Increased new student enrollments at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending.

Largely offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets related to acquisitions of businesses including, most recently, Ross University and Deaconess College of Nursing. Amortization expense is included entirely in the Student Services and Administrative Expense category. For the second quarter, amortization expense was $2.6 million compared to $3.6 million in the second quarter of a year ago. For the first half, amortization expense was $5.2 million compared to $7.2 million.

Also, lower spending for corporate general and administrative expense, resulted in savings of approximately $0.7 million and $1.6 million compared to the second quarter and first half of last year, respectively. Work force reduction costs included in the Student Services and Administrative Expense category, as discussed above in Cost of Educational Services, totaled $0.6 million in the first quarter of last year and another $0.7 million in the second quarter of last year. There were no corresponding work force reduction programs or charges in the current year.

Lower expense attributed to share-based awards included in the Student Services expense category also helped offset the increases in student recruitment spending. Share-based award expense in the second quarter was approximately $0.7 million for the current year, compared to approximately $1.0 million in the restated second quarter of last year. For the first half, share-based award expense declined from $2.6 million in the first half of last year to $1.5 million in the first half of this year because the Company has issued fewer option awards thus far this year than it did last year. In addition, there was less than $0.1 million of post-employment benefit cost in the first half of this year relating to agreements with the Company's Chairman and CEO, compared to approximately $1.3 million of expense in the first half of last year. The required period of active service, over which the cost of these benefits were recognized, was fully met at the end of fiscal 2005.

DeVry University
----------------
After a loss of approximately $0.1 million in the first quarter of this year, the DeVry University segment had operating income
of approximately $6.7 million in the second quarter.   For the
first half, this segment had operating income of $6.6 million compared to a loss last year of $1.4 million. The transition from operating loss to operating income was the result of improving enrollments, tuition rates and lower spending described above. Some additional savings have resulted from the consolidation of online operations into a building in Naperville, Illinois, a nearby suburb to the Company's headquarters location. The acquisition of this building in fiscal 2005 has permitted the Company to relinquish some of its higher cost office space at the headquarters site. In addition, DeVry University's Canadian operation, which included the teach out cost for the former undergraduate Toronto-area campuses last year, is no longer incurring further charges for the teach out activity. In the first half of last year, DeVry University incurred operating losses of approximately $1.5 million from its Canadian operation. For the current year, the Canadian operations had a much reduced operating loss of approximately $0.2 million.

Professional and Training
-------------------------
As a result of record revenues for the first quarter, operating income in the Professional and Training segment for the first half of the year increased from $5.2 million last year to $6.9 million in the first half of the current year. In the second quarter, as revenues flattened to the level of the prior year, operating income remained flat at approximately $2.3 million.
The Company believes that the growth in first quarter revenues can be attributed to exam candidates who previously procrastinated and who are now starting to prepare for the CPA exam. The exam review course continues to be updated and improved with good student response, which we believe is attracting more students than before. Although a small part of the total segment operations, the Stalla CFA exam review continues to increase its enrollments. Declining CFA exam taker pass rates may be attracting more students to take review courses rather than rely on self-study as many have done in the past.

Medical and Healthcare
----------------------
The Medical and Healthcare segment increased its operating income by $2.6 million, or 32.1%, from last year. At Ross University, which is the dominant portion of this segment, lower enrollments were more than offset by tuition increases to produce the higher revenues that generated the higher operating income in the second quarter and first half compared to last year. A proposed amendment to the federal budget reconciliation bill could have affected federal financial aid eligibility for Ross students. This amendment is no longer a part of the budget reconciliation package. However, the proposal is still in the Senate version of the Higher Education Act Reauthorization bill but is not included in the House of Representatives version. The Company is continuing to monitor this legislative process.

Deaconess College of Nursing contributed approximately $1.7 million of revenue to the segment in the second quarter and less than $0.5 million of operating income. Deaconess College was not acquired by the Company until the latter part of fiscal 2005 and its results are not included in the first half of last year. At Deaconess, the position of division general manager has now been filled to focus on expansion opportunities.

For the past three years, Deaconess has offered an online associate degree in nursing ("ASN"). This program has been reviewed annually by the Missouri State Board of Nursing, and has operated on interim approval status since inception. In its most recent review in December, the Board withdrew its approval. The decision was based on test performance by students who entered the program prior to DeVry's acquisition of Deaconess. The Company has appealed this determination. Pending final action by the Missouri Administrative Hearing Commission on the Company's appeal, the ASN program continues to operate as an approved program, with initial approval status. The State Board decision only affects the ASN Online program and does not affect the ASN on-site or BSN online or on-site programs. The revenues and operating income contribution from the ASN online program are not a material part of the Company's overall financial results.

Interest Expense
----------------
Interest expense on the Company's borrowings was $2.6 million compared to $2.1 million in the second quarter of last year. For the first half, interest expense has increased from $4.1 million last year to $5.3 million this year. Although borrowings have been regularly reduced, the interest rates on the Company's borrowings is based upon short-term interest rates, which increased significantly over the past year. For example, at the end of December, the interest rate on the Company's Revolving Loan was 5.63% compared to 3.53% last December.

Taxes on Income
---------------
Taxes on income for the second quarter of this fiscal year were 24.6% of pre-tax income compared to 27.5% in the first quarter. The lower effective tax rate of 24.6% in the second quarter brings the first half rate to 25.5% and reflects the Company's current estimates of the proportion of earnings attributable to Ross University offshore operations compared to Company earnings that are fully taxable at the appropriate federal and state income tax rates. Changes to this proportion as the year progresses could result in a somewhat higher or lower effective tax rate in future periods.

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

Liquidity and Capital Resources
-------------------------------
Cash generated from operations for the first half was $57.5 million, compared to $67.8 million in the same period last year. Contributing to the lower cash flow was a $5.4 million reduction in non-cash charges included in Net Income. The lower non-cash charges were for share-based compensation, depreciation and amortization. Reductions in accounts payable and accrued expenses and an increase in prepaid expenses were a $23.2 million increase in the use of cash compared to last year. Variations in the levels of accrued expenses and accounts payable are caused, in part, by the timing of the quarter-end relative to the Company's payroll and bill payment cycles. Partly offsetting these increases in the use of cash were higher net income for the first half, up $8.8 million, and a $9.4 million increased source of cash from Deferred Tuition Revenue, which represents the billed but not earned tuition revenue to be recognized in future periods as the educational programs to which this revenue relates are being taught.

Capital spending for the first half was $10.8 million, compared to $21.4 million in the first half of last year. There are no major capital projects underway or currently in the late planning stage so that for the total year, capital spending is expected to
remain below the level of the past several years.    In addition
to spending on capital additions and improvements during the first half, the Company paid $2.0 million for the acquisition of Gearty CPE. During the second quarter, the Company completed the sale of a Denver educational facility that had previously been offered for sale. Cash proceeds from the sale totaled approximately $1.8 million. Also during the second quarter, the Company announced that it has offered for sale its campus located in West Hills California. DeVry University plans to continue offering educational programs in the San Fernando Valley area and is considering other new facilities in the vicinity to meet current and future student demand.

During the first half of this fiscal year, the Company repaid $65 million in borrowings from its revolving loan agreement using existing cash balances and cash flow generated from operations. During the first half of last year, the Company repaid $60 million of its borrowings. In January 2006, the Company repaid an additional $5 million of borrowings. All of the Company's borrowings are based upon a floating rate, generally LIBOR at the Company's option. In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect approximately $100,000,000 of its borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These interest rate cap agreements expired during the first quarter of this fiscal year. The company intends to periodically evaluate the need for future interest rate protection in light of projected changes in interest rates and expected borrowing levels.

In early November 2005, the Company's revolving loan agreement was amended to exclude from the financial covenant computations, the non-cash effects of accounting for share-based awards in accordance with SFAS 123R. This amendment was initiated at the Company's request in accordance with terms of the original agreement.

The Company's only long-term contractual obligations consist of its revolving line of credit and senior notes, operating leases on facilities and equipment, and agreements for various services. There are no required payments under the Company's borrowing agreements prior to their maturities in 2009 and 2010. The Company is not a party to any off-balance sheet financing or contingent payment agreements, nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements discussed above.

The Company's primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The Company is highly dependent upon the timely receipt of financial aid funds at DeVry University, Ross University and Deaconess College of Nursing. The Company estimates that historically, more than 60% of its DeVry University undergraduate students' tuition, book and fee revenues were financed by government-provided financial aid to students. At Keller Graduate School, approximately 70% of graduate student revenues are financed by government-provided financial assistance. At Ross University, collections from student participation in federal loan programs are approximately 70% of its revenues. The financial aid and assistance programs in which the Company's students participate are subject to political and budgetary considerations. There is no assurance that such funding will be maintained in the future. As previously discussed, currently there are legislative proposals that could adversely affect Ross University's medical school's participation in federal student loan programs. However, the Company believes that alternative lending sources are available in the event such legislative proposals are enacted. With these alternative lending sources, the Company believes that there would not be a long-term material effect on the Company's cash flows, results of operations or financial position.

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

Included in the Company's consolidated cash balances at the end of the quarter is $67.6 million attributable to Ross University offshore operations. For the foreseeable future, it is the Company's intention to reinvest this cash and subsequent earnings and cash flow to service the outstanding debt of Global Education International (the Corporate parent of Ross University) to improve and expand facilities and operations of the Ross schools and pursue future business opportunities outside the United States. Therefore, cash held by Ross University will not be available for general Company purposes such as at DeVry University.

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

The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at December 31, 2005, a further 1.0% increase in short-term interest rates would result in $1.6 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a future change in interest rates.

In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect a portion of its borrowings from sharp increases in short-term interest rates. These agreements had expired by the end of the first quarter of fiscal year 2006 and no longer afford any protection from changes interest rates. The Company intends to periodically review further debt repayment and the need for additional interest rate protection agreements in light of projected changes in working capital, investment requirements and expectations about future period interest rates.

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

Changes In Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in internal control over financial reporting that occurred during the second quarter and first half of fiscal year 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - Other Information
---------------------------
Item 1 - Legal Proceedings
--------------------------
The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following information updates the status of claims and litigation previously disclosed.

In January 2002, Royal Gardner, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs' attorneys. This subsequent action has been stayed pending the outcome of the Gardner matter. Discovery and settlement discussions continue in the Gardner matter and a class action certification hearing is still pending, but there is no determinable date at which this matter may be brought to conclusion.

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


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------
The Company's regular annual meeting of stockholders was held in Oakbrook Terrace, Illinois, on Wednesday, November 9, 2005, pursuant to notice duly given. Proxies for the meeting were solicited in accordance with the Securities Exchange Act of 1934 and there was no solicitation in opposition to those of management.

At the meeting, one director of the Company was elected as a Class III Director to hold office until 2006 or until his successor is elected and qualified.

                           No. of Shares          No. of Shares
          Class I            Voted For         Voted to Withhold
          -------            ---------         -----------------
      William T. Keevan      64,832,866              1,442,534


Four Directors of the Company were elected as Class II Directors to hold office until 2008 or until their successors are elected and qualified.

                           No. of Shares          No. of Shares
          Class II           Voted for         Voted to Withhold
          --------           ---------         -----------------
      David S. Brown         64,314,170              1,961,230

      Dennis J. Keller       64,288,394              1,987,006

      Frederick A. Krehbiel  64,471,790              1,803,610

      Fernando Ruiz          64,832,540              1,442,860

The terms of the following Directors continued after the meeting:
Charles A. Bowsher, Robert C. McCormack, Julia A. McGee, Connie
R. Curran, Harold T. Shapiro and Ronald L. Taylor.


In addition to the election of Directors, stockholders approved:

  a) the amendment and restatement of the DeVry Inc. Employee
     Stock Purchase Plan

              No. of Shares      No. of Shares     No. of Shares
                Voted for        Voted Against    Voted to Abstain
                ---------        -------------    ----------------
                57,589,72           837,424            27,017

  b) the DeVry Inc. Incentive Plan of 2005;

              No. of Shares      No. of Shares     No. of Shares
                Voted for        Voted Against    Voted to Abstain
                ---------        -------------    ----------------
                49,780,084        8,633,554            40,526

                               and

  c) the selection of PricewaterhouseCoopers LLP as independent public accountants for the Company for the current fiscal year.

              No. of Shares      No. of Shares     No. of Shares
                Voted for        Voted Against    Voted to Abstain
                ---------        -------------    ----------------
                66,142,321          121,533            11,546

Item 6 - Exhibits
-----------------
Exhibits
                                                        Sequentially
     Exhibit #   Description                            Numbered Page
     ---------   -----------                            -------------


     31          Rule 13a-14(a)/15d-14(a)Certifications    43 - 46

     32          Section 1350 Certifications                  47

Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: February 8, 2006           /s/Ronald L. Taylor
                                 -----------------------
                                 Ronald L. Taylor
                                 Chief Executive Officer



Date: February 8, 2006           /s/Norman M. Levine
                                 -------------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer