Form 10-Q
period 2006-03-31
DEVRY INC
filed 2006-05-09
CIK 730464

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549
                   _______________________

                          FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly and nine month period ended March 31, 2006


                Commission file number 1-13988



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

                          YES   X
                              ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

                  X    LARGE ACCELERATED FILER
                ----

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

                           NO   X
                              ----


Number of shares of Common Stock, $0.01 par value, outstanding on
April 28, 2006:  70,740,311



Total number of pages: 47

                          DeVry Inc.

                       FORM 10-Q INDEX
     For the Quarter and Nine Months Ended March 31, 2006

                                                       Page No.
                                                       --------

PART I.    Financial Information

 Item 1.  Financial Statements:

   Consolidated Balance Sheets at
    March 31, 2006, June 30, 2005,
     and March 31, 2005                                  3-4

   Consolidated Statements of Income
     for the Quarter and Nine months ended
     March 31, 2006 and 2005                             5

   Consolidated Statements of Cash
     Flows for the Nine months ended
     March 31, 2006 and 2005                             6

   Notes to Consolidated Financial
     Statements                                          7-24

 Item 2.  Management's Discussion and
          Analysis of Financial Condition
          and Results of Operations                     25-36

 Item 3.  Quantitative and Qualitative
          Disclosures About Market Risk                 36-37

 Item 4.  Controls and Procedures                       37


PART  II. Other Information

 Item 1.  Legal Proceedings                             38-39

 Item 1A. Risk Factors                                  39-40

 Item 6.  Exhibits                                      41


SIGNATURES                                              42

PART I - Financial Information

  Item 1 - Financial Statements

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   March 31,     June 30,    March 31,
                                      2006         2005         2005
                                   ---------    ---------    ---------
                                                 Restated     Restated
ASSETS

  Current Assets

    Cash and Cash Equivalents       $162,355     $161,823     $138,187
    Restricted Cash                   52,523       13,935       33,175
    Accounts Receivable, Net          90,089       39,226      119,012
    Inventories                          104          164          160
    Deferred Income Taxes             19,811       17,142        9,395
    Prepaid Expenses and Other        13,154       10,048        9,974
                                     -------      -------      -------
       Total Current Assets          338,036      242,338      309,903
                                     -------      -------      -------
  Land, Buildings and Equipment

    Land                              67,653       68,013       64,583
    Buildings                        219,899      212,428      205,042
    Equipment                        241,736      234,201      233,133
    Construction In Progress           7,207       15,813       21,475
                                     -------      -------      -------
                                     536,495      530,455      524,233

    Accumulated Depreciation        (262,871)    (243,688)    (237,651)
                                     -------      -------      -------
       Land, Buildings and
         Equipment, Net              273,624      286,767      286,582
                                     -------      -------      -------
  Other Assets

    Intangible Assets, Net            65,956       73,699       76,350
    Goodwill                         291,113      289,308      289,863
    Perkins Program Fund, Net         13,290       13,290       12,847
    Other Assets                       4,180        4,633        4,871
                                     -------      -------      -------
       Total Other Assets            374,539      380,930      383,931
                                     -------      -------      -------
TOTAL ASSETS                        $986,199     $910,035     $980,416
                                     =======      =======      =======





The accompanying notes are an integral part of these consolidated financial statements.

                                   DEVRY INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                   March 31,     June 30,    March 31,
                                      2006         2005         2005
                                   ---------    ---------    ---------
                                                 Restated     Restated
LIABILITIES

  Current Liabilities

    Current Maturities of Debt      $ 50,000     $ 50,000     $     -
    Accounts Payable                  30,016       30,681       22,433
    Accrued Salaries, Wages &
      Benefits                        31,679       34,071       32,551
    Accrued Expenses                  35,521       34,462       30,002
    Advance Tuition Payments           8,533       14,685       10,238
    Deferred Tuition Revenue         151,413       22,823      149,729
                                     -------      -------      -------
       Total Current Liabilities     307,162      186,722      244,953
                                     -------      -------      -------
  Other Liabilities

    Revolving Loan                        -        50,000       70,000
    Senior Notes                      95,000      125,000      125,000
    Deferred Income Taxes             14,628       15,949       18,384
    Accrued Post-employment
      Agreements                       6,382        6,352        5,618
    Deferred Rent and Other           12,742       12,629       12,614
                                     -------      -------      -------
       Total Other Liabilities       128,752      209,930      231,616
                                     -------      -------      -------
TOTAL LIABILITIES                    435,914      396,652      476,569
                                     -------      -------      -------
SHAREHOLDERS' EQUITY

  Common Stock, $0.01 par value,
    200,000,000 Shares Authorized,
    70,661,000, 70,475,000  and
    70,378,000, Shares Issued and
    Outstanding at March 31,
    2006, June 30, 2005 and
    March 31, 2005,
    Respectively                         708          706          705
  Additional Paid-in Capital         119,566      113,571      104,318
  Retained Earnings                  430,082      398,840      398,614
  Accumulated Other Comprehensive
    Income (Loss)                        (71)         266          210
                                     -------      -------      -------
TOTAL SHAREHOLDERS' EQUITY           550,285      513,383      503,847
                                     -------      -------      -------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY              $986,199     $910,035     $980,416
                                     =======      =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                                       DEVRY INC.
                            CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in Thousands Except for Per Share Amounts)
                                      (Unaudited)


                                         For The Quarter          For The Nine Months
                                         Ended March 31,            Ended March 31,
                                      ---------------------      ----------------------
                                        2006         2005          2006          2005
                                      ---------------------      ----------------------
                                                  Restated                    Restated
REVENUES:

   Tuition                            $203,299     $190,713      $582,384      $552,824
   Other Educational                    15,771       11,068        42,477        31,731
   Interest                              1,136          149         1,994           293
                                       -------      -------       -------       -------
      Total Revenues                   220,206      201,930       626,855       584,848
                                       -------      -------       -------       -------
COSTS AND EXPENSES:

   Cost of Educational Services        115,483      111,014       338,209       329,968
   Student Services and
      Administrative Expense            80,999       74,341       238,776       227,235
   Interest Expense                      2,490        2,309         7,751         6,391
                                       -------      -------       -------       -------
      Total Costs and Expenses         198,972      187,664       584,736       563,594
                                       -------      -------       -------       -------
Income Before Income Taxes and
   Cumulative Effect of Change
   in Accounting                        21,234       14,266        42,119        21,254

Income Tax Provision                     5,552        3,385        10,877         5,381
                                       -------      -------       -------       -------
Income Before Cumulative Effect
   of Change in Accounting              15,682       10,881        31,242        15,873

Cumulative Effect of Change in
   Accounting, Net of Tax                   -            -             -          1,810
                                       -------      -------       -------       -------
NET INCOME                            $ 15,682     $ 10,881      $ 31,242      $ 17,683
                                       =======      =======       =======       =======

EARNINGS PER COMMON SHARE
   Basic
      Income Before Cumulative
      Effect of Change in Accounting     $0.22        $0.15         $0.44         $0.23
      Cumulative Effect of Change
      in Accounting                          -            -             -          0.02
                                         -----        -----         -----         -----
      Net Income                         $0.22        $0.15         $0.44         $0.25
                                         =====        =====         =====         =====

   Diluted
      Income Before Cumulative
      Effect of Change in Accounting     $0.22        $0.15         $0.44         $0.23
      Cumulative Effect of Change
      in Accounting                          -            -             -          0.02
                                         -----        -----         -----         -----
      Net Income                         $0.22        $0.15         $0.44         $0.25
                                         =====        =====         =====         =====






The accompanying notes are an integral part of these consolidated financial statements.

                                DEVRY INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (Unaudited)
                                                      For The Nine Months
                                                        Ended March 31,
                                                        2006        2005
                                                      --------    --------
                                                                  Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $ 31,242    $ 17,683
  Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
     Share-Based Compensation Charge                     3,286       5,134
     Depreciation                                       28,043      30,369
     Amortization                                        8,104      11,735
     Provision for Refunds and
      Uncollectible Accounts                            39,570      31,538
     Deferred Income Taxes                              (4,025)      1,780
     (Gain) Loss on Disposals of Land, Buildings
      and Equipment                                       (390)        638
     Changes in Assets and Liabilities, net of
       Effects from Acquisition of Business:
         Restricted Cash                               (38,649)    (19,652)
         Accounts Receivable                           (90,802)   (121,618)
         Inventories                                        66       3,137
         Prepaid Expenses and Other                     (2,881)        765
         Accounts Payable                                 (460)     (5,403)
         Accrued Salaries, Wages,
          Expenses and Benefits                           (313)      5,979
         Advance Tuition Payments                       (6,126)     (6,761)
         Deferred Tuition Revenue                      128,713     126,946
                                                       -------     -------
  NET CASH PROVIDED BY OPERATING ACTIVITIES             95,378      82,270
                                                       -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                 (16,283)    (30,561)
  Net Proceeds from Sale of Land and Building            1,798          -
  Payments for Purchases of Businesses, net of
     Cash Acquired                                      (2,530)     (4,861)
                                                       -------     -------
  NET CASH USED IN INVESTING ACTIVITIES:               (17,015)    (35,422)
                                                       -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Exercise of Stock Options                2,433         261
  Excess Tax Benefit from Share-Based Payments              -          190
  Proceeds From Revolving Credit Facility                   -       10,000
  Repayments Under Revolving Credit Facility           (80,000)    (65,000)
                                                       -------     -------
  NET CASH USED IN FINANCING ACTIVITIES                (77,567)    (54,549)

Effects of Exchange Rate Differences                      (264)       (339)
                                                       -------     -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       532      (8,040)

Cash and Cash Equivalents at Beginning
 of Period                                             161,823     146,227
                                                       -------     -------
Cash and Cash Equivalents at End of Period            $162,355    $138,187
                                                       =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Interest Paid During the Period                      $ 6,951      $4,920
  Income Tax Payments During the Period, Net            14,861       4,760

The accompanying notes are an integral part of these consolidated financial statements.

                                  DEVRY INC.
                Notes to Consolidated Financial Statements
             For the Quarter and Nine Months Ended March 31, 2006

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2005 and in conjunction with the Company's quarterly reports on Form 10-Q for the quarters ended September 30, 2005 and December 31, 2005, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended
March 31, 2006, are not necessarily indicative of results to be expected for the entire fiscal year.

The consolidated financial statements that are presented for the fiscal year ended June 30, 2005 and the three and nine months ended March 31, 2005, have been restated to reflect the adjustments necessary under the provisions of the modified retrospective application method of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123(R)"). SFAS123(R) was adopted in the first quarter of fiscal 2006 (See Note 3).

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

These cap agreements were purchased at fair market values totaling $568,000. This cost was capitalized and amortized to earnings and recorded as interest expense over the 24-month term of the agreements. Differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings were reported as a component of Other Comprehensive Income. These amounts were reclassified and recognized into earnings over the 24-month term of the agreements. As of March 31, 2006, these cap agreements had expired so there is no effect on Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. As of March 31, 2005, $8,000 was recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represents the cumulative difference between the decline in the fair market value of the interest rate caps of $312,000 and the $320,000 expensed as interest. For the nine months ended March 31, 2006, a gain of $12,000 was recorded as Other Comprehensive Income. For the nine months ended March 31, 2005, a loss of $10,000 was recorded as Other Comprehensive Income. Interest expense of $73,000 and $230,000 was charged to earnings for these interest rate caps for the nine months ended March 31, 2006 and 2005, respectively. For the nine months ended March 31, 2006 and 2005, there was no ineffectiveness related to these agreements.

Internal Software Development Costs
-----------------------------------
The Company capitalizes certain internal software development costs that are amortized using the straight line method over the estimated useful lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software and payroll and payroll related costs for employees who are directly associated with the internal software development project. Capitalization of such costs ceases no later than the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as Equipment in the Land, Buildings and Equipment section of the Consolidated Balance
Sheets, were $557,000 as of March 31, 2005. As of March 31, 2006 and June 30, 2005 there were no capitalized costs for projects not yet completed. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,605,000 at March 31, 2006,
June 30, 2005, and March 31, 2005.

Post-employment Benefits
------------------------
The Company's employment agreements with its Chairman of the Board of Directors and Chief Executive Officer provide certain post-employment benefits that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the nine months ended March 31, 2006 and 2005, the Company recognized expense of approximately
$31,000 and $1,939,000, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service that ended June 30, 2005, the amount that represents the present value of the obligation, discounted using a 6.00% rate as of March 31, 2006, and using the sinking fund accrual method.

Earnings Per Common Share
-------------------------
Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,604,000 and 70,374,000 for the third quarters ended March 31, 2006 and 2005, respectively and 70,550,000 and 70,364,000 for the nine months ended March 31, 2006 and 2005, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,913,000 and 70,547,000 for the third quarters ended March 31, 2006 and 2005, respectively and 70,739,000 and 70,567,000 for the nine months ended March 31, 2006 and 2005, respectively. Excluded from the computations of diluted earnings per share were options to purchase 1,719,000 and 2,711,000 shares of common stock for the third quarter and nine months ended March 31, 2006, respectively, and 2,203,000 and 2,201,000 shares of common stock, for the third quarter and nine months ended March 31, 2005, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during these periods and therefore, their effect would be anti-dilutive.

Comprehensive Income
--------------------
The differences between changes in the fair values of the cash flow hedging instruments described above in "Derivative Instruments and Hedging Activities", and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amounts recorded in Other Comprehensive Income are a gain of $12,000 for the nine months ended March 31, 2006 and a loss of $10,000 for the nine months ended March 31, 2005. The Company's only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were a gain of $2,000 and a loss of $17,000, for the quarters ended March 31, 2006 and 2005, respectively, and losses of $349,000 and $500,000 for nine months ended March 31, 2006 and 2005, respectively.

Comprehensive Income, continued
-------------------------------
The Accumulated Other Comprehensive Income balance at March 31, 2006 is composed entirely of a cumulative translation loss of $71,000. This balance at March 31, 2005, is composed of a $8,000 gain related to the cash flow hedge and a cumulative translation gain of $202,000.

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

At March 31, 2006, 7,551,615 authorized but unissued shares of common stock were reserved for issuance under the Company's stock incentive plans.

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

The following is a summary of options activity for the nine months ended March 31, 2005:

                                                            Weighted
                                               Weighted     Average    Aggregate
                                                Average    Remaining   Intrinsic
                                     Options   Exercise   Contractual    Value
                                   Outstanding   Price        Life       ($000)
                                   -----------  --------  -----------  ---------
     Outstanding at July 1, 2005    3,814,339    $22.37
     Options Granted                   86,500    $21.73
     Options Exercised               (182,661)   $12.87
     Options Canceled                (170,744)   $25.04
                                    ---------
     Outstanding at March 31, 2006  3,547,434    $22.72      6.42        $4,172
                                    =========    ======
     Exercisable at March 31, 2006  2,504,306    $22.75      6.63        $3,282
                                    =========    ======

The total intrinsic value of options exercised for the nine months ended March 31, 2006 and 2005 was $1,690,000 and $690,000, respectively.

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

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under the Company's stock option plans during the first nine months of fiscal 2006 and 2005 were $10.13 and $9.92, per share, respectively. The fair values of the Company's stock option awards for the first nine months of fiscal 2006 and 2005, were estimated assuming no expected dividends and the following weighted average assumptions:

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:


                                              (Dollars in thousands)
                                      For the Quarter       For the Nine Months
                                      Ended March 31,         Ended March 31,
                                      2006       2005         2006       2005
                                      ----       ----         ----       ----
Cost of Educational Services         $ 335     $  409       $1,051     $1,642
Student Services and Administrative
   Expense                             712        869        2,235      3,492
Income Tax Benefit                     274        212          848        714
                                      ----      -----        -----      -----
Net Stock-based Compensation Expense $ 773     $1,066       $2,438     $4,420
                                      ====      =====        =====      =====

As of March 31, 2006, $8.46 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options vested during the nine months ended March 31, 2006 and 2005 was $3,529,000 and $4,551,000, respectively.

There were no capitalized stock-based compensation costs at March
31, 2006 and 2005.

The Company has a policy of issuing new shares of common stock to satisfy share option exercises.

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

The following table details the retroactive application impact of SFAS 123(R) on previously reported results, (dollars in thousands except per share amounts):


                                      For the Quarter      For the Nine Months
                                          ended                   ended
                                      March 31, 2005          March 31, 2005
                                   --------------------    --------------------
                                                 As                      As
                                             Previously              Previously
                                   Restated   Reported     Restated   Reported
                                   --------------------    --------------------
CONSOLIDATED STATEMENTS OF INCOME:

Total Costs and Expenses           $187,664    $186,386    $563,594    $558,460

Income before Income Taxes and
  Cumulative Effect of Change
  In Accounting                      14,266      15,544      21,254      26,388

Income Tax Provision                  3,385       3,597       5,381       6,095

Income before Cumulative Effect
  Of Change in Accounting            10,881      11,947      15,873      20,293

Net Income                           10,881      11,947      17,683      22,103

EARNINGS PER COMMON SHARE:
Basic
  Income before Cumulative Effect
   Of Change in Accounting            $0.15       $0.17       $0.23       $0.29
  Net Income                          $0.15       $0.17       $0.25       $0.31

Diluted
  Income before Cumulative Effect
   Of Change in Accounting            $0.15       $0.17       $0.23       $0.29
  Net Income                          $0.15       $0.17       $0.25       $0.31



                                 For the Nine Months Ended
                                      March 31, 2005
                                 -------------------------
                                                 As
                                             Previously
                                   Restated   Reported
                                   --------------------
CASH FLOW RELATED TO NINE MONTHS
  ENDED MARCH 31, 2005

Net Income                         $ 17,683    $ 22,103
Share Based Compensation Charge       5,134          -
Deferred Income Taxes                 1,108       2,684
Net Cash Provided by Operating
 Activities                          82,270      82,460

Excess Tax Benefits from Share
  Based Payments                        190          -
Net Cash Used in Financing
  Activities                        (54,549)    (54,739)

                                      June 30, 2005
                                   --------------------
                                                 As
                                             Previously
                                   Restated   Reported
                                   --------------------
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

NOTE 4:  CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY

Prior to July 1, 2004, the accounts of Becker Professional Review were consolidated based on an April 30 fiscal year end, which management believed was its natural year-end based on its then business cycle. As a result of a change in the CPA exam schedule, the Company has aligned the Becker fiscal year end to that of DeVry Inc. The results of operations for the two-month period from May 1, 2004 through June 30, 2004, are included as a cumulative effect of change in accounting in the Consolidated Statements of Income for the first quarter of fiscal 2005. The cumulative effect of this change in accounting added $1,810,000, or $0.02 per share to net income for the first quarter ended September 30, 2004 and the nine months ended March 31, 2005. This amount is net of income tax expense of $1,189,000.

NOTE 4: CHANGE IN ACCOUNTING - CHANGED FISCAL YEAR OF SUBSIDIARY, continued

Net Income and basic and diluted earnings per share for the three and nine months ended March 31, 2005 is set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented. These amounts have been restated to reflect the fair value method of expensing stock-based compensation as prescribed by SFAS 123(R).

                                      Proforma

                      Three Months Ended    Nine Months Ended
                           March 31,              March 31,
                             2005                   2005
                             ----                   ----
   Net Income            $10,881,000            $15,873,000

   Earnings per Share
          Basic                $0.15                  $0.23
          Diluted              $0.15                  $0.23


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

Deaconess College of Nursing
----------------------------
On March 24, 2005, Ross University School of Nursing and Health Sciences, a newly formed, wholly owned subsidiary of the Company, acquired the operations of Deaconess College of Nursing (Deaconess) for $5,391,000 in cash. Funding was provided from the Company's existing operating cash balances. The results of Deaconess' operations have been included in the consolidated financial statements of the Company since the date of acquisition.

Located in St. Louis, Missouri, Deaconess had approximately 450 students enrolled at the date of purchase and offers associate and bachelor's degree programs in nursing. In addition, Deaconess offers a bachelor's degree completion program designed for registered nurses who have previously completed an associate degree program. Classes are offered days, evenings and weekends with non-clinical coursework offered both on campus and online. The addition of Deaconess has further diversified the Company's curricula.

Deaconess College of Nursing, continued
---------------------------------------
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. These amounts were finalized along with the purchase price during the third quarter of fiscal 2006. This resulted in no change to the purchase price; however, Current Assets decreased by $460,000, Current Liabilities Assumed decreased by $655,000, and goodwill was reduced by $195,000.

                         At March 24, 2005
                         (In Thousands)

      Current Assets                           $  199
      Property and Equipment                       37
      Intangible Assets                         1,470
      Goodwill                                  4,716
                                                -----
          Total Assets Acquired                 6,422

      Current Liabilities Assumed               1,031
                                                -----
          Net Assets Acquired                  $5,391
                                                -----

Of the $1,470,000 of acquired intangible assets, $470,000 was assigned to the value of the Deaconess Title IV financial aid eligibility and $730,000 was assigned to accreditations, both of which have been determined to not be subject to amortization, and $270,000 was assigned to student relationships that have an average useful life of approximately 3 years. The Company determined this allocation based upon a number of factors, including a valuation analysis prepared by an independent professional valuation specialist. The $4,716,000 of goodwill was all assigned to the Medical & Healthcare operating segment.

There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following:

                                          As of March 31, 2006
                                    --------------------------------
                                    Gross Carrying      Accumulated
                                        Amount          Amortization
                                    --------------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,770,000      $(35,623,000)
          License and Non Compete
             Agreements                 2,650,000        (2,591,000)
          Class Materials               2,900,000        (1,050,000)
          Trade Names                     110,000           (69,000)
          Other                           620,000          (618,000)
                                       ----------       -----------
          Total                       $54,050,000      $(39,951,000)
                                       ==========       ===========
     Unamortized Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
            And Accreditations         14,100,000
          Intellectual Property        13,940,000
          Deaconess Title IV
            Eligibility and
            Accreditations              1,200,000
                                       ----------
          Total                       $51,857,000
                                       ==========

                                          As of March 31, 2005
                                    --------------------------------
                                    Gross Carrying      Accumulated
                                        Amount          Amortization
                                    --------------------------------
     Amortized Intangible Assets:
          Student Relationships       $47,760,000      $(25,068,000)
          License and Non Compete
             Agreements                 2,650,000        (2,454,000)
          Class Materials               2,900,000          (850,000)
          Trade Names                     110,000           (41,000)
          Other                           620,000          (589,000)
                                       ----------       -----------
          Total                       $54,040,000      $(29,002,000)
                                       ==========       ===========

      Unamortized Intangible Assets:
          Trade Names                 $20,972,000
          Trademark                     1,645,000
          Ross Title IV Eligibility
            And Accreditations         14,100,000
          Deaconess Title IV
            Eligibility and
            Accreditations                655,000
          Intellectual Property        13,940,000
                                       ----------
          Total                       $51,312,000
                                       ==========

Amortization expense for amortized intangible assets was $2,582,000 and $7,743,000 for the quarter and nine months ended March 31, 2006, respectively, and $3,637,000 and $10,911,000 for the quarter and nine months ended March 31, 2005, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, is as follows:

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

The Company determined that as of the end of fiscal 2005, there was no impairment in the value of the Company's goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at March 31, 2006 and June 30, 2005 was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment was $24,716,000 at March 31, 2006 and $22,716,000 at June 30, 2005. The increase of $2,000,000 is the result of the allocation of the purchase price for

Gearty CPE as described in Note 5 above. The carrying amount of goodwill related to the Medical & Healthcare segment was $244,202,000 at March 31, 2006 and $244,397,000 June 30,
2005. The decrease of $195,000 was the result of purchase price allocation adjustments recorded in the second and third quarters of fiscal 2006.

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

In December 2005, the Company announced that it plans to offer for sale its campus located in West Hills, California. DeVry University plans to remain in the San Fernando Valley area and is considering other new facilities in the vicinity to meet current and future student demand. There is no anticipated impairment loss with this building as its market value exceeds its net book value.

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

Cash payments for the voluntary separation plans and all involuntary reductions in force were approximately $250,000 the third quarter of fiscal 2006 and $2,550,000 for the nine months ended March 31, 2006. Of the total amount accrued for these events, approximately $800,000 remained to be paid as of March 31, 2006. Payments will continue into the fourth quarter of fiscal 2006.

NOTE 9:  INCOME TAXES

The principal operating subsidiaries of DMI are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both operating companies have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Accordingly no current provision for foreign income taxes was recorded in the quarter or nine months ended March 31, 2006 for the Medical or Veterinary Schools.

The Company has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools for the period after the acquisition. It is the Company's intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. As of March 31, 2006 and 2005, cumulative undistributed earnings were approximately $52.0 million and $27.9 million, respectively.

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

NOTE 10: LONG-TERM DEBT

All of the Company's borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global
Education International, Inc. (GEI). This long-term debt consists of the following at March 31, 2006:

                                                         Effective
                                         Outstanding  Interest Rate at
                                             Debt      March 31, 2006
                                        ------------  ----------------
     Revolving Credit Agreement:
          DeVry Inc. as borrower        $ 20,000,000        6.07%
          GEI as borrower                        -
                                         -----------
          Total                         $ 20,000,000        6.07%
                                         -----------
     Senior Notes:
          DeVry Inc. as borrower        $ 75,000,000        5.92%
          GEI as borrower                 50,000,000        5.92%
                                         -----------
          Total                         $125,000,000        5.92%
                                         -----------

     Total outstanding debt             $145,000,000        5.94%

     Current Maturities of Debt         $ 50,000,000        5.98%
                                         -----------
     Total Long-term debt               $ 95,000,000        5.92%
                                         -----------

NOTE 11:  COMMITMENTS AND CONTINGENCIES

The Company is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following information updates the status of claims and litigation previously disclosed.

In January 2002, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by another plaintiff with the same general allegations and by the same plaintiffs' attorneys. This subsequent action was stayed pending the outcome of the initial matter. The parties have now reached an agreement in principle and a settlement is in the process of being finalized and subject to judicial approval. The Company has accrued $0.75 million representing the estimated amount agreed upon to resolve this claim.

In November 2000, three graduates of one of DeVry University's Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff, a then-current student in another curriculum from a second Chicago-area campus. In September 2005, the court denied the plaintiff's motion for class action certification in its entirety. However, pending claims remain by each of the named defendants in this action which the court may attempt to resolve by mediation.

A former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. In June 2005, the student claims that the dismissal was based upon her handicap and is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney's fees and other relief deemed appropriate by the Court. The Company filed a motion to dismiss the suit. The Plaintiff has agreed to stay discovery until the motion to dismiss is denied. Plaintiff has also filed a motion to add an additional party to the suit.

In April 2006, the general contractor that built the student dormitory building on the DeVry University Fremont, California, campus has placed a lien on the site and filed a counterclaim to the Company's claim for contract breach, alleging that the Company has failed to pay for extra work done in building the dormitory. In addition, some of the sub-contractors have also filed liens on the site, seeking additional payments owed to them by the general contractor.

The amount claimed by the general contractor for the alleged extra work is approximately $2.8 million. Additional costs of construction, if any, would generally be capitalized as a part of the cost of the building and would not result in any immediate additional expense. No accrual has been made for the resolution of this claim.

The total accrual for the resolution of all pending legal claims at the end of the third quarter was $1.4 million.
While the ultimate outcome of these and other contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to the pending claims.

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

Following is a tabulation of business segment information for the quarters and nine months ended March 31, 2006 and 2005. Where applicable, the March 31, 2005, information has been restated to reflect the adoption of SFAS 123(R) under the modified retrospective application method. These amounts have been restated to reflect the fair value method of expensing stock-based compensation as prescribed by SFAS 123(R). Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.


                                         For the Quarter      For the Nine Months
                                         Ended March 31,        Ended March 31,
                                       -------------------    -------------------
                                         2006       2005        2006       2005
                                         ----       ----        ----       ----
Revenues:
   DeVry University                    $174,504   $167,977    $506,899   $486,668
   Professional and Training             15,063     10,785      37,296     31,738
   Medical & Healthcare                  30,639     23,168      82,660     66,442
                                        -------    -------     -------    -------
      Total Consolidated Revenues      $220,206   $201,930    $626,855   $584,848
                                        -------    -------     -------    -------

Operating Income:
   DeVry University                     $ 8,492     $8,195     $15,155    $ 6,772
   Professional and Training              5,707      3,002      12,612      8,228
   Medical & Healthcare                  12,360      9,262      30,612     24,333
   Reconciling Items:
     Amortization Expense                (2,582)    (3,637)     (7,743)   (10,911)
     Interest Expense                    (2,490)    (2,309)     (7,751)    (6,391)
     Depreciation and Other                (253)      (247)       (766)      (777)
                                         ------     ------      ------     ------
      Total Consolidated Income
       before Income Taxes and
       Cumulative Effect of
       Change in Accounting             $21,234    $14,266     $42,119    $21,254
                                         ------     ------      ------     ------

Segment Assets:
   DeVry University                    $485,131   $509,541    $485,131   $509,541
   Professional and Training             82,025     70,883      82,025     70,883
   Medical & Healthcare                 390,318    380,695     390,318    380,695
   Corporate                             28,725     19,297      28,725     19,297
                                        -------    -------     -------    -------
      Total Consolidated Assets        $986,199   $980,416    $986,199   $980,416
                                        -------    -------     -------    -------

Additions to Long-lived Assets:
   DeVry University                      $3,311    $ 6,644     $10,703    $25,398
   Professional and Training                 31         89         179        291
   Medical & Healthcare                   2,095      7,263       7,401      9,733
                                          -----     ------      ------     ------
      Total Consolidated Additions
      to Long-lived Assets               $5,437    $13,996     $18,283    $35,422
                                          -----     ------      ------     ------

Depreciation Expense:
   DeVry University                      $8,067    $ 9,094     $24,045    $26,700
   Professional and Training                120        133         348        399
   Medical & Healthcare                     981        958       2,909      2,529
   Corporate                                247        247         741        741
                                          -----     -------     ------     ------
      Total Consolidated Depreciation    $9,415    $10,432     $28,043    $30,369
                                          -----     ------      ------     ------

Intangible Asset Amortization Expense:
   DeVry University                     $   -      $   -       $   -      $    -
   Professional and Training                67        193         200         580
   Medical & Healthcare                  2,515      3,444       7,543      10,331
                                         -----      -----       -----      ------
      Total Consolidated Amortization   $2,582     $3,637      $7,743     $10,911
                                         -----      -----       -----      ------


The Company conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada were less than 5% of total revenues for the quarters and six months ended March 31, 2006 and 2005. Revenues and long-lived assets by geographic area are as follows:

<CAPTION

                                         For the Quarter      For the Nine Months
                                         Ended March 31,        Ended March 31,
                                        --------------------  -------------------
                                         2006       2005        2006       2005
                                         ----       ----        ----       ----
Revenues from Unaffiliated Customers:
  Domestic Operations                  $184,450   $175,878    $537,368   $508,885
  International Operations:
    Dominica and St. Kitts/Nevis         32,748     23,168      81,176     66,442
    Other                                 3,008      2,884       8,311      9,521
                                        -------    -------     -------    -------
      Total International                35,756     26,052      89,487     75,963
                                        -------    -------     -------    -------
  Consolidated                         $220,206   $201,930    $626,855   $584,848
                                        -------    -------     -------    -------

Long-lived Assets:
  Domestic Operations                  $341,495   $352,259    $341,495   $352,259
  International Operations:
    Dominica and St. Kitts/Nevis        306,371    317,621     306,371    317,621
    Other                                   297        628         297        628
                                        -------    -------     -------    -------
      Total International               306,668    318,249     306,668    318,249
                                        -------    -------     -------    -------
  Consolidated                         $648,163   $670,508    $648,163   $670,508
                                        -------    -------     -------    -------


Sales are attributable to geographic areas based on location of customer. No one customer accounted for more than 10% of the Company's consolidated revenues.

Item 2 - Management's Discussion and Analysis of Results of
         Operations and Financial Condition
         --------------------------------------------------

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

The following discussion of the Company's results of operations and financial condition should be read in conjunction with the consolidated financial statements of the Company and the notes thereto as included in the Company's annual report on Form 10-K for the fiscal year ended June 30, 2005, and in the Company's quarterly report on Form 10-Q for the quarters ended September
30, 2005 and December 31, 2005. The Company's annual report on Form 10-K includes a detailed description of critical accounting policies and estimates and assumptions used in the preparation of the Company's financial statements. These include, but are not limited to, revenue and expense recognition, useful lives of equipment and facilities, valuation of goodwill and indefinite-lived intangible assets, valuation and useful lives of acquired finite-lived intangible assets, pattern of amortization of finite-lived intangible assets over their economic lives, losses on the collection of student receivable balances, costs associated with pending legal matters, health care costs for incurred but not yet paid medical services and stock based compensation expense.

The somewhat seasonal pattern of the Company's enrollments and its educational program starting dates affect the results of operations and the timing of cash flows. Therefore, the Company's management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

Results of Operations
---------------------
The following table presents information with respect to the relative size to revenue of each item in the statement of income for the third quarter and first nine months of both the current and prior year. Percents may not add due to rounding.


                                 Quarter Ended      Nine Months Ended
                                 -------------      -----------------
                                              March 31
                                -------------------------------------
                                2006     2005     1   2006    2005     1
                                       (Restated)           (Restated)
                                ----------------      ---------------
Revenue                         100.0%   100.0%       100.0%  100.0%

Cost of Educational Services     52.4%    55.0%        53.9%   56.4%
Student Services & Admin. Ex     36.8%    36.8%        38.1%   38.9%
Interest Expense                  1.1%     1.1%         1.2%    1.1%
                                ------   ------       ------  ------
   Total Costs and Expenses      90.4%    92.9%        93.3%   96.4%

Income Before Income Taxes
 and Cumulative Effect of
 Change in Accounting             9.6%     7.1%         6.7%    3.6%

Income Tax Provision              2.5%     1.7%         1.7%    0.9%
                                ------   ------       ------  ------

Income Before Cumulative
 Effect of Change in Accounting   7.1%     5.4%         5.0%    2.7%

Cumulative Effect of
   Change in Accounting             -        -            -     0.3%
                                ------   ------       ------  ------

NET INCOME                        7.1%     5.4%         5.0%    3.0%
                                ------   ------       ------  ------

    1 Quarter and nine months ended March 31, 2005, restated for the adoption of SFAS 123R using the modified retrospective approach.


The Company's financial performance in both the third quarter and nine months of this year improved from the results in the corresponding periods of the previous fiscal year. Fiscal 2005 financial results have been restated for the adoption of Statement of Financial Accounting Standard 123R, Share - Based
Payments ("SFAS 123R"), using the modified retrospective approach.

Factors contributing to the improved revenue and net income performance compared to last year were continued total enrollment growth in both DeVry University's graduate and undergraduate programs, increased tuition rates for both undergraduate and graduate programs, an increase in new student enrollments and higher tuition rates at Ross University, an increase in enrollments in the Professional and Training segment's Becker Professional Review operations, wage savings from the workforce reductions implemented last year and continued cost control in spending in other areas of operation.

Total DeVry University undergraduate enrollments in fall 2005 were 38,546, or 2.3% lower than enrollments a year ago. Although total undergraduate enrollments were lower than in the previous year, the fall term marked the third consecutive term in which new undergraduate student enrollments increased from the year-ago level, contributing to a lesser rate of year-over-year decline in total enrollments. For spring 2006, total DeVry University undergraduate enrollments were 38,523 or 1.2% higher than enrollments a year ago. Spring marked the fourth consecutive term in which new undergraduate student enrollments increased from the year ago level and was also the first term since spring of 2002 that total undergraduate student enrollments increased from the prior year. Third quarter financial results include revenue from both the fall and spring enrollment periods.

The Company believes that the increasing new student enrollments are the result of better integration of marketing and recruiting functions, an improved overall marketing communication plan and better management of lead flow. Also, the Company believe that demand for technology graduates continues to improve, positively influencing career decisions of new students towards this field of study. Further diversification of programs has offered another avenue for enrollment growth. DeVry University announced a new online specialty within its bachelor of science in technical management degree program, called Health Information Management ("HIT"). This new specialty provides an opportunity for those who hold an associate degree in health information, such as graduates of DeVry's HIT program, to move seamlessly to a bachelor's degree and advance within this field.

Coursetaker enrollments at DeVry University's Keller Graduate School of Management increased 9.4% in the January session and increased 12.3% for the March session compared to the same sessions in the previous year. The Company believes that efforts at Keller to create new brand awareness through improved messaging have produced positive results and will continue to focus on further improvements in the future.

At Ross University in the Medical and Healthcare segment, for the term that started in January, new student enrollments increased to 387, up 67.5% from last year, and total student enrollments increased to 3,264, an increase of 4.5% from last year.

The Company's total consolidated revenue increased by $18.3 million, or 9.1%, in the third quarter compared to last year. Revenue growth in the third quarter improved when compared to lesser rates of increase of 7.9% and 4.5% in the second and first quarters, respectively. Tuition revenue, which is the largest component of total revenue, represented over 92% of total revenue for both the third quarter and first nine months of fiscal 2006. All three of the Company's segments: DeVry University, Medical and Healthcare and the Professional and Training segment, contributed to the increased revenue for the quarter and year-to-date periods.

DeVry University
----------------
At DeVry University, total third quarter revenues increased by approximately $6.5 million, after increasing by approximately $9.7 million and $4.0 million in the second and first quarters, respectively. As discussed above, contributing to the higher revenues in both the third quarter and nine months were the higher DeVry University total student enrollments in spring 2006 and the lessening rate of decline in the total student enrollment in the fall. Third quarter revenues for the undergraduate operations reflect two months of revenue from the fall term (January and February 2006) and one month of revenue from the spring term (March 2006). Further contributing to the increased segment revenues were increased coursetaker enrollments at Keller Graduate School in the January and March sessions that began in the third quarter. Also, higher tuition rates were in effect for both the undergraduate and graduate programs compared to last year. Undergraduate program tuition increased by approximately 5% in July 2005 following a similar tuition increase in November 2004. For graduate school programs, tuition increased by approximately 5% for the September 2005 session following a similar increase in January 2005.

Contributing to higher Total Revenues in this segment, Other Educational Revenue increased by approximately $2.8 million in the third quarter and $6.7 million in the first nine months of the year, partly from sales of electronic textbook materials ("eBooks").

In the first quarter of fiscal 2005, the Company completed an agreement with Follett Higher Education Group ("Follett") to manage the nine remaining U.S. DeVry University campus bookstores not already managed by Follett. As a result, reported bookstore sales revenue was lower than it had been in previous periods. However, DeVry University sales of eBooks in selected graduate and undergraduate online and on-site courses beginning in the latter part of fiscal 2005 has more than offset the reduction in revenues from the bookstores previously managed by the Company. The Company reports the sale of eBooks at their full selling price which is a higher unit price sale than the commission income it reports on book and supply sales by Follett.

Further contributing to the increase in Other Educational Revenue was a higher interest charge on undergraduate student accounts receivable. These receivables are generally subject to a monthly interest charge of one percent under the Company's EDUCARD revolving charge plan for financing students' education. While these charges generated approximately $0.2 million more in student financing charges in the third quarter, for the year-to-date period they generated approximately $2.3 million more income than in the year-to-date period last year.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates is a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University Centers. These part-time students pay a lesser average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.

Professional and Training
-------------------------
In the Professional and Training segment, third quarter revenues increased by approximately $4.3 million from the third quarter of last year. For the first nine months, revenues continued to grow, rising $5.6 million above those of the previous year. The Company believes that higher revenues from increased enrollment, primarily in the Becker Professional Review's CPA review courses, reflects the market recovery from the effects of the CPA exam changes in fiscal 2004 and from an increased demand for CPA's by public accounting and consulting firms. Not only have on-site course enrollments increased, but demand for the review courses online and on CD-ROM have increased, contributing approximately

$1.9 million of the total Company increase in Other Educational Revenues in the third quarter and $4.6 million for the first nine months of the year. Further contributing to the year-to-date revenue growth in this segment was increased enrollment in the Stalla CFA review course in preparation for the December administration of the Level 1 exam. This is only the second year in which Level 1 of the exam has been offered in December. Third quarter results also reflect increasing Stalla CFA review course revenues as candidates prepare for the June exam. To further strengthen Becker Professional Review results in future periods, the Company hired a new director of international operations and two directors of business operations responsible for sales and marketing of all Becker products in Canada and in the heavily populated east coast market.

In July 2005, which is the first quarter of the current fiscal year, the Company completed the acquisition of Gearty CPE. Gearty CPE is a provider of continuing professional education programs and seminars in accounting and finance, predominantly serving customers in the New York/New Jersey metro area. The acquisition complements the Becker Professional Review CPA exam review business. The acquisition is being integrated into the Becker operations in other appropriate markets across the country but has not yet contributed significantly to the revenues or operating income of the Professional and Training segment.

Medical and Healthcare
----------------------
In the Medical and Healthcare segment, revenues increased by approximately $7.5 million, or 32.2%, in the third quarter and $16.2 million, or 24.4%, in the first three quarters compared to last year. Included in this segment are $1.5 million in revenues for the third quarter and $4.1 million for the first nine months at Deaconess College of Nursing. Deaconess was not acquired by the Company until the latter part of fiscal 2005 and did not contribute revenues or income during this period last year.

At Ross University, although total enrollments during the first and second quarter of this year were lower than a year ago, a tuition price increase of approximately 5% effective with the September 2005 semester, and a price increase of slightly less than 8% in January 2005, fully offset the effects of the decline in enrollment and contributed to the revenue increase during the first six months. However, for the Ross class that began in January, the start of the fiscal third quarter, both new and total student enrollments increased from the year-ago level as described above and revenue growth for the third quarter was at a faster pace than in the first half. To prepare for future enrollment growth, medical school student capacity is being expanded with the leasing of additional space adjacent to the campus to be used as another auditorium for approximately 400 students.

SFAS 123R
---------
The Company adopted Statement of Financial Accounting Standards 123R effective with the start of the first quarter of fiscal 2006. Financial results for the third quarter and first nine months of fiscal 2005 have been restated to reflect the modified retrospective approach of adoption. Accordingly, expenses relating to share-based awards have been included in the various expense categories for both years as appropriate.

SFAS 123R establishes the accounting for stock-based awards issued in exchange for employee services. To-date, all of the Company's stock-based awards have been granted in the form of stock options. Stock based compensation is measured at the grant date of the option, based on the fair value of the award. The fair value is recognized as expense over the employee's requisite service period which is the period over which these options vest.

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

Cost of Educational Services
----------------------------
The Company's Cost of Educational Services increased by $4.4 million, or 4.0%, from the third quarter of last year. For the first three quarters of the year, these costs increased by $8.2 million, or 2.5%, from last year. Contributing most of the higher cost for the year-to-date was an increase of $5.6 million in the provision for doubtful accounts, primarily in the DeVry University undergraduate operations, as student receivables increased from last year through the summer and fall semesters. However, at the start of the spring semester in March, the timeliness of receivable collections improved from prior periods as the result of internal process improvements and student receivables at the end of the quarter were lower than they were at this time last year.

Also, cost increases were incurred in support of the higher number of DeVry University Centers and expanding online program enrollments. For the March session, courses were being offered at eight new DeVry University locations compared to a year ago. The number of online coursetakers enrolled in courses for summer 2005 was 21,068, increasing to 24,357 for the November session and increasing further in the March 2006 session to 28,912, up 46.3% from last year. Cost of Educational Services is now included in the Company's financial statements from Deaconess College of Nursing which was not included in the Company results through the first three quarters of last year.

Partly offsetting these increases were the wage savings from workforce reductions implemented last year and continued spending restraint in operations during the current year. In the third quarter of last year, the Company recognized a $2.8 million pre-tax charge, of which approximately $2.0 million was included in Cost of Educational Services, as the first of several work force reductions was being implemented. Last year-to-date, these charges included in Cost of Educational Services totaled approximately $3.6 million. There are no corresponding charges for work force reduction in the current year.

Also, lower capital spending during each of the past several years has resulted in $28.0 million of depreciation expense for the first nine months compared to $30.4 million last year, producing a $2.4 million savings. Most depreciation expense is included in the Cost of Educational Services. Further savings in Cost of Educational Services were generated by lower expense attributed to share-based awards as fewer new option grants have been issued this year compared to the comparable period last year. For the first three quarters this expense was approximately $1.1 million compared to approximately $1.6 million last year.

Student Services and Administrative Expense
-------------------------------------------
Student Services and Administrative Expense increased by $6.7 million, or 9.0%, from the third quarter of last year. For the first nine months, these costs increased by $11.5 million, or 5.1%, from the first nine months of a year ago. The increased cost primarily reflects efforts to generate higher new student enrollments in all of the Company's educational programs through improved and more efficient advertising and student recruiting. Admissions advisors have been added to support the growing online program enrollments and newly opened DeVry University Centers and at Ross University to offset the previous declines in new student enrollments. Costs were also recognized for the Deaconess College of Nursing that were not included in the Company's financial results last year. Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending.

Largely offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets related to acquisitions of businesses including, most recently, Ross University and Deaconess College of Nursing. Amortization expense is included entirely in the Student Services and Administrative Expense category. For the third quarter, amortization expense for finite-lives intangible assets was $2.6 million compared to $3.6 million in the third quarter of a year ago. For the first nine months, this amortization expense was $7.7 million compared to $10.9 million last year.

Work force reduction costs included in the Student Services and Administrative Expense category, as discussed above in Cost of Educational Services, totaled $0.8 million in the third quarter of last year and $1.4 million for the first nine months of last year. There are no corresponding work force reduction programs or charges in the current year.

Lower expense attributed to share-based awards, as described above, that is included in the Student Services expense category helped to partially offset the increases in student recruitment spending. Share-based award expense in the third quarter was approximately $0.7 million for the current year, compared to approximately $0.9 million in the third quarter of last year. Share-based award expense declined from $3.5 million in the first nine months of last year to $2.2 million in the first nine months of this year. In addition, there was less than $0.1 million of post-employment benefit cost in the first three quarters of this year relating to agreements with each of the Company's Chairman and CEO, compared to approximately $1.9 million of expense accrued for these agreements in the first three quarters of last year. The required period of active service, over which the present value cost of these future benefits were recognized, was fully met at the end of fiscal 2005.

DeVry University
----------------
After a loss of approximately $0.1 million in the first quarter of this year, the DeVry University segment generated operating income of approximately $6.7 million in the second quarter, increasing to $8.5 million in the third quarter. For the first nine months, this segment had operating income of $15.2 million compared to $6.8 million last year. The improvement in operating income was the result of improving enrollments, higher tuition rates and lower spending described above. The Company realized additional savings from the consolidation of its online operations into a building in Naperville, Illinois, a nearby suburb to the Company's headquarters location. The acquisition of this building in fiscal 2005 has permitted the Company to relinquish some of its higher cost office space at the headquarters site. In addition, DeVry University's Canadian operation, which included the teach out cost for the former undergraduate Toronto-area campuses last year, is no longer incurring further charges for the teach out activity. In the first three quarters of last year, DeVry University incurred operating losses of approximately $2.6 million at its Canadian operation. In the current year, the Canadian operations had a reduced operating loss of approximately $0.3 million.

Professional and Training
-------------------------
As a result of record revenues for the first quarter, operating income in the Professional and Training segment for the first half of the year increased from $5.2 million last year to $6.9 million in the first half of the current year. Revenues and operating income increased again in the third quarter, up approximately $4.3 million and $2.7 million, respectively. The exam review course continues to be updated and improved with good student response, which, in conjunction with increasing demand for CPA's by accounting and consulting firms, we believe is attracting more students than before. Although a small part of the total segment operations, Stalla Review for the CFA Exam also continues to increase its enrollments. Declining CFA exam taker pass rates may be attracting more students to take review courses rather than rely on self-study as many have done in the past.

Medical and Healthcare
----------------------
The Medical and Healthcare segment increased its third quarter operating income by $3.1 million, or 33.4%, from last year. At Ross University, which is the dominant portion of this segment, an increase in student enrollments in January 2006 and tuition increases combined to produce the higher revenues and operating income for the quarter and nine months compared to last year even as faculty, staff and facilities are being added to accommodate future enrollment growth.

Deaconess College of Nursing contributed approximately $1.5 million of revenue to the segment in the third quarter and approximately $0.1 million of operating income. Deaconess College was acquired by the Company in the latter part of fiscal 2005 and its results were not included through this period last year. At Deaconess, the position of division general manager was filled to focus on expansion opportunities. Deaconess College of Nursing has received approval from the State of Ohio to offer associate and bachelor's degree programs in nursing. The College plans to co-locate its Ohio programs with the Columbus campus of DeVry University.

For the past three years, Deaconess has offered an online associate degree in nursing ("ASN"). This program has been reviewed annually by the Missouri State Board of Nursing, and has operated on interim approval status since inception. In its most recent review in December, the Board withdrew its approval. The decision was based on test performance by students who entered the program prior to DeVry's acquisition of Deaconess. The Company appealed this determination and this program now has conditional approval status pending final approval, and the program continues to be offered. The State Board decision only affects the ASN Online program and does not affect the ASN on-site or other online or on-site programs. The contribution to revenues and operating income from the ASN online program is not a material part of the Company's overall financial results.

Interest Expense
----------------
Interest expense on the Company's borrowings in the third quarter was $2.5 million compared to $2.3 million in the third quarter of last year. For the first three quarters, interest expense has increased from $6.4 million last year to $7.8 million this year. Although borrowings have been reduced, the interest rates on the Company's borrowings is based upon short-term interest rates, which increased significantly over the past year. For example, at the end of this March, the interest rate on the Company's Revolving Loan was approximately 6.1% compared to 4.30% last March.

Taxes on Income
---------------
Taxes on income for the third quarter of this fiscal year were 26.1% of pre-tax income compared to 23.7% in the third quarter of last year. The effective tax rate reflects the Company's current estimates of the proportion of earnings attributable to Ross University offshore operations compared to Company earnings from its DeVry University and Becker Professional Review operations that are fully taxable at the appropriate federal and state income tax rates. Changes to this proportion as the year progresses could result in a somewhat higher or lower effective tax rate in future periods.

During the third quarter of fiscal 2006, the Internal Revenue
Service began an audit of the Company's consolidated federal income tax returns for the fiscal years 2003 and 2004 and certain refund claims for prior years. No deficiencies have been proposed through the date of this report.

In addition, two states in which the Company has operations have proposed assessments for prior tax years still open to statute. The Company believes these proposed assessments to be in error and is currently appealing both at the respective administrative levels of appeal. The Company intends to vigorously defend itself if agreements can not be reached at the current level of appeal.

Based upon the most current information, the Company believes that it has sufficient reserves to adequately settle these claims with no material effect on the Company's results of operations or liquidity and capital resources should these claims be settled adversely.

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

Liquidity and Capital Resources
-------------------------------
Cash generated from operations for the first nine months was $95.4 million, compared to $82.3 million in the same period last year. Contributing to the higher cash flow was a $13.6 million increase in net income and an approximately $19.9 million reduction in accounts receivable, net of increases in the related Restricted Cash and Provision for Refunds and Uncollectible
Accounts.   Partly offsetting these gains was a $7.8 million
reduction in non-cash charges contributing to the higher Net Income. The lower non-cash charges were for share-based compensation, depreciation and amortization. Also partly offsetting some of the higher cash flow was an approximately $5.0 million use of cash compared to last year for changes in levels of Prepaid Expenses, Accounts Payable and Accrued Expenses. Variations in the levels of accrued expenses and accounts payable are caused, in part, by the timing of the quarter-end relative to the Company's payroll and bill payment cycles.

Capital spending for the first three quarters of fiscal 2006 was $16.3 million, compared to $30.6 million in the first three quarters of last year. There are no major capital projects underway or currently planned. For the total year, capital spending is expected to remain below the level of the past
several years.    In addition to spending on capital additions
and improvements, the Company paid $2.0 million for the acquisition of Gearty CPE and in the third quarter of this year made the final payment completing the 2005 acquisition of Deaconess College of Nursing.

During the second quarter of this year, the Company completed the sale of a Denver educational facility that had previously been offered for sale. Cash proceeds from the sale totaled approximately $1.8 million. Also during the second quarter, the Company announced that it had offered for sale its campus located in West Hills California. Proceeds from a sale would be used for general corporate purposes and further debt reduction. DeVry University plans to continue offering educational programs in the San Fernando Valley area and is evaluating other new facilities in the vicinity to meet current and future student demand.

During the first nine months of this fiscal year, the Company repaid $80 million in borrowings from its revolving loan agreement using existing cash balances and cash flow generated from operations. During the first nine months of last year, the Company repaid a net of $55 million of its borrowings. In April 2006, the Company prepaid without penalty $10 million of its Senior Note borrowings.

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

In November 2005, the Company's revolving loan agreement was amended to exclude from the financial covenant computations, the non-cash effects of accounting for share-based awards in accordance with SFAS 123R. This amendment was initiated at the Company's request in accordance with terms of the original agreement.

The Company's primary long-term contractual obligations consist of its revolving line of credit and senior notes, operating leases on facilities and equipment, and agreements for various services. There are no required payments under the Company's borrowing agreements prior to their maturities in 2009 and 2010. The Company is not a party to any off-balance sheet financing or contingent payment agreements, nor are there any unconsolidated subsidiaries of the Company. There are no loans extended to any officer, director or other person affiliated with the Company. The Company has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements discussed above.

The Company's primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The Company is highly dependent upon the timely receipt of financial aid funds at DeVry University, Ross University and Deaconess College of Nursing. The Company estimates that more than 60% of its DeVry University undergraduate students' tuition, book and fee revenues were financed by government-provided financial aid to students. At Keller Graduate School, approximately 70% of student revenues are financed by government-provided financial assistance. At Ross University, collections from student participation in federal loan programs are approximately 70% of its revenues. The financial aid and assistance programs in which the Company's students participate are subject to political and budgetary considerations. There is no assurance that such funding will be maintained in the future.

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

Included in the Company's consolidated cash balances at the end of the quarter is approximately $66 million attributable to Ross University offshore operations. For the foreseeable future, it is the Company's intention to reinvest this cash and subsequent earnings and cash flow to service the remainder of the outstanding debt of Global Education International (the Corporate parent of Ross University) to improve and expand facilities and operations of the Ross schools and pursue future business opportunities outside the United States. Therefore, cash held by

Ross University will not be available for general Company purposes such as at DeVry University or Becker Professional
Review.

The Company believes that current balances of unrestricted cash, cash generated from operations and, if necessary, borrowings under the revolving loan facility will be sufficient to fund both its current operations and growth plans for the foreseeable future, unless future investment opportunities should arise that are similar in size or nature to the acquisition of Ross University.

Item 3 - Qualitative and Quantitative Disclosures About Market
         Risk
         ------------------------------------------------------
The nature of the Company's operations does not subject it to a concentration of risk or dependency upon the price levels or fluctuations in pricing of any one particular or group of commodities.

The financial position and results of operations of Ross University's Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all Ross University financial transactions are transacted in the U.S. dollar.

The financial position and results of operations for the Company's Canadian educational programs are measured using the local currency as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than a lease agreement on its principal teaching facility in Calgary, Alberta. The Company does not have any foreign exchange contracts or derivative financial instruments related to protection from changes in the value of the Canadian dollar. Because the assets and liabilities of the Company's Canadian operations are small relative to those of the total Company (Canadian assets are currently less than 2.5% of total Company assets) changes in currency value within the range of changes recently experienced would not have a material effect on the Company's results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a pre-tax translation adjustment of less than $100,000.

The Company's customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenues or accounts receivable. Increasingly, DeVry University students receive tuition reimbursement benefits from their employers but the underlying responsibility for the tuition payment remains with the student. Becker Professional Review courses for CPA exam candidates are being sold in increasing number to the larger, national practice public accounting firms. The Company believes that the financial stability of these firms poses little risk of non-payment for courses taken by employees of these firms.

The Company's cash is held in accounts at various financial institutions in the United States, Canada and the Caribbean. The Company selects the financial institutions with which it maintains deposits from amongst only those that are the largest and most financially secure. Therefore, although the amount on deposit at a given institution will typically exceed amounts subject to guarantee, the Company has not experienced any deposit losses to date nor does it expect to incur such losses in the future.

The interest rate on the Company's debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon the level of Company borrowings at March 31,

2006, a 1.0% increase in short-term interest rates would result in $1.45 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of changes in interest rates in future periods.

In the first quarter of fiscal 2004, the Company entered into several interest rate cap agreements to protect a portion of its borrowings from sharp increases in short-term interest rates. These agreements had expired by the end of the first quarter of fiscal year 2006 and no longer afford any protection from changes in interest rates. The Company intends to periodically review further debt repayment and the need for additional interest rate protection agreements in light of projected changes in working capital, investment requirements and expectations about future period interest rates.

Item 4 - Controls and Procedures
         -----------------------

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

Evaluations required by Rule 13a - 15 of the Securities Exchange Act of 1934 of the effectiveness of the Company's disclosures and controls and procedures as of the end of the period covered by this Report have been carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as required, and have attested to this in Exhibit 31 of this Report.

Changes In Internal Control Over Financial Reporting
----------------------------------------------------
There were no changes in internal control over financial reporting that occurred during the third quarter and first nine months of fiscal year 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In January 2002, Royal Gardner, a graduate of one of DeVry University's Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of the Company's fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs' attorneys. This subsequent action was stayed pending the outcome of the Gardner matter. The parties have now reached an agreement in principle and a settlement is in the process of being finalized and subject to judicial approval. The Company has accrued $0.75 million representing the estimated amount agreed upon to resolve this claim.

In November 2000, Afshin Zarinebaf, Ali Mousavi and another graduate of one of DeVry University's Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff Mark Macenas, a then-current student in another curriculum from a second Chicago-area campus. In September 2005, the court denied the plaintiff's motion for class action certification in its entirety. However, pending claims remain by each of the named defendants in this action which the court may attempt to resolve by mediation.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. The student claims that the dismissal was based upon her handicap and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney's fees and other relief deemed appropriate by the Court. The Company filed a motion to dismiss the suit. The Plaintiff has agreed to stay discovery until the motion to dismiss is denied. Plaintiff has also filed a motion to add an additional party to the suit.

Sierra Bay Contractors, the contractor that built the student dormitory building on the DeVry University Fremont, California, campus has placed a lien on the site and filed a counterclaim to the Company's claim for contract breach, alleging that the Company has failed to pay for extra work done in building the dormitory. In addition, some of the sub-contractors have also filed liens on the site, seeking additional payments owed to them by the general contractor. The amount claimed by the general contractor for the alleged extra work is approximately $2.8 million. Additional costs of construction, if any are owed, would generally be capitalized as a part of the cost of the building and would not result in any immediate additional expense. Accordingly, no accrual has been made for the resolution of this claim.

The total accrual for the resolution of all pending legal claims at the end of the third quarter was $1.4 million. While the ultimate outcome of these and other contingencies is difficult to estimate at this time, the Company does intend to vigorously defend itself with respect to the pending claims.

At this time, the Company does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

Item 1A - Risk Factors
----------------------
Potential risks and uncertainties related to various aspects of the Company's business include, but is not limited to:

Shifts in applicant career interests away from the concentration of the Company's undergraduate programs in selected areas of technology, healthcare and business that the Company does not adequately anticipate or to which it does not adequately respond.

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

Business interruption resulting from inclement weather such as hurricanes, tornadoes or winter storms that cause school closings and/or loss of student recruiting opportunities in these regions.

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




Date: May 9, 2006                /s/Ronald L. Taylor
                                 -----------------------
                                 Ronald L. Taylor
                                 Chief Executive Officer



Date: May 9, 2006                /s/Norman M. Levine
                                 -------------------------
                                 Norman M. Levine
                                 Senior Vice President and
                                 Chief Financial Officer