Form 10-K
period 2006-06-30
DEVRY INC
filed 2006-09-13
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: JUNE 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 1-13988

DeVry Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
ONE TOWER LANE, SUITE 1000,	60181
OAKBROOK TERRACE, ILLINOIS	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number; including area code:
(630) 571-7700

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock $0.01 Par Value	NYSE, CSE
Common Stock Purchase Rights	NYSE

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer  Yes ☑     Accelerated Filer ☐     Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

DECEMBER 30, 2005 — $1,187,427,720

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold. Shares of common stock held directly or controlled by each director and executive officer have been excluded. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.

SEPTEMBER 1, 2006 — 70,806,625 shares of Common Stock, $0.01 par value

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 15, 2006, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2006

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, including those that affect DeVry’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “believes,” “expects,” “anticipates,” “foresees,” “forecasts,” “estimates” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described more fully in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

ITEM 1.	DESCRIPTION OF BUSINESS

OVERVIEW OF DEVRY INC.

DeVry Inc. (“DeVry”) is incorporated under the laws of the State of Delaware. DeVry’s executive offices are located at One Tower Lane, Suite 1000, Oakbrook Terrace, Illinois, 60181, and the telephone number is (630) 571-7700.

DeVry, through its wholly-owned subsidiaries, owns and operates DeVry University, Ross University, Chamberlain College of Nursing, and Becker CPA Review (d/b/a Becker Professional Review).

DeVry University, founded by Dr. Herman DeVry in 1931, includes undergraduate degree programs in technology, business, and healthcare technology, and graduate degree programs in management offered through Keller Graduate School of Management. DeVry University is one of the largest private, degree-granting, regionally accredited, higher education systems in North America. Undergraduate and graduate degree programs are offered at 81 locations in the United States and Canada and online.

Ross University, which was founded in 1978, is one of the world’s largest providers of medical and veterinary medical education. Ross University comprises Ross University School of Medicine, located in the Caribbean country of Dominica, and Ross University School of Veterinary Medicine, located in St. Kitts/Nevis. DeVry acquired Ross University in May 2003.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, which was founded in 1889 and acquired by DeVry in March 2005, is located in St. Louis, Missouri. Chamberlain offers several degree and degree completion programs for nurses and aspiring nurses. With Ross University, Chamberlain makes up DeVry’s Medical and Healthcare segment.

Becker Professional Review prepares candidates for the Certified Public Accountant (“CPA”) and Chartered Financial Analyst (“CFA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in more than 300 locations, including sites in 30 foreign countries and some DeVry University teaching sites. Since acquiring Becker in 1996, DeVry has completed several acquisitions, discussed below under the heading “Professional and Training,” to broaden its program offerings.

Financial and descriptive information about DeVry’s operating segments is presented in Note 14, “Segment Information,” to the Consolidated Financial Statements.

Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years then ended.

DEVRY UNIVERSITY

Undergraduate Programs

DeVry University provides career-oriented, business and technology-based education to high school graduates in the United States and Canada. DeVry University’s undergraduate programs accounted for approximately 65% of total revenues in fiscal 2006.

The first DeVry Institute was opened in Chicago in 1931 as an electronics school. After offering only undergraduate programs in electronics for almost five decades, DeVry spent several years expanding and diversifying its course offerings. Today, DeVry University offers the following undergraduate degree programs:

Associate Degree Programs	Bachelor’s Degree Programs

Accounting Technology	Business Administration
Electronics & Computer Technology	Biomedical Engineering Technology
Health Information Technology	Biomedical Informatics
Network Systems Administration	Computer Engineering Technology
Computer Information Systems
Electronics Engineering Technology
Game and Simulation Programming
Health Information Management
Information Technology
Network and Communications Management
Technical Management

Some of our more significant developments from the past several years are summarized below.

•	In 2000, DeVry introduced an undergraduate bachelor’s degree program in computer engineering technology to help students develop skills and knowledge in software engineering, operating systems, data structures and algorithms, and distributed computer systems.

•	In 2003, DeVry University introduced three new interdisciplinary degree programs.

•	Biomedical engineering technology covers engineering design and implementation of equipment and processes for life sciences. This bachelor’s degree program has applications in pharmaceuticals and environmental science, as well as in areas of physical science, such as development of artificial limbs and biomedical computing.

•	Biomedical informatics, also a bachelor’s degree program covers the application of information technology to healthcare in fields such as healthcare administration, medical communications, and biomedical research.

•	Health information technology, an associate degree program, addresses the management of electronic patient record systems, including maintenance, analysis, assurance of privacy, and records security.

•	In 2005, two popular programs were revised to enable students to complete their coursework on a more convenient schedule. Students in the associate degree program in electronics and computer technology have the option to complete the program on a three-day per week schedule. The bachelor’s degree program in computer information systems, which previously required nine semesters to complete, was reworked into an eight-semester format.

•	Also in 2005, a new bachelor’s degree in game and simulation programming was introduced, targeted for students who hope to work in the computer and video game industry or in career fields utilizing simulations such as crime scene investigation, education, and military training.

•	In 2006, a new criminal justice specialty within the bachelor of science in technical management degree program was introduced. The criminal justice specialty is designed for students with at least one year of professional experience in law enforcement, criminal justice, or a closely related field, and for students who wish to obtain additional credentials for career advancement.

Laboratory courses throughout each curriculum prepare students for the workplace by integrating classroom learning with a practical, hands-on experience and applied learning activities that enhance technical skills. For some courses, laboratory activities are delivered in a specialized facility featuring advanced equipment and software. In addition, some laboratory activities take place in a lecture-lab classroom, using PCs and various software.

DeVry University also invests in resources for libraries and academic support services that can assist students in any phase of their educational program. DeVry University offers undergraduate students an array of social and professional activities and supports student organizations closely linked to students’ professional aspirations. Campuses regularly invite technology and business leaders into the classroom. Faculty members serve as mentors for student chapters of professional associations and sponsor a wide range of student co-curricular projects. Students are required to complete a course that teaches practical strategies and methods for realizing success so they will be prepared to assume responsibility for their own learning and growth.

As we have developed new programs and course offerings and enhanced those already offered, we have continued to expand the reach of DeVry’s undergraduate program by offering weekend classes, compressed and accelerated course schedules, technology-assisted delivery options for classroom-based courses, and courses offered completely online. In 2001, DeVry announced the creation of DeVry University Centers, which are smaller than our campus facilities and are more conveniently located for working adults. DeVry University Centers may offer both graduate and undergraduate programs. Our online initiatives and the DeVry University Centers are discussed in more detail below.

Keller Graduate School of Management of DeVry University

Keller Graduate School of Management was founded in Chicago in 1973. Keller emphasizes excellence in teaching, student mastery of practical management skills, and service to working adults. The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers.

Keller students can work toward master’s degrees in the following fields:

•	Accounting and Financial Management

•	Business Administration

•	Human Resource Management

•	Information Systems Management

•	Network Communications Management

•	Project Management

•	Public Administration

To broaden the scope and appeal of these programs, Keller has developed concentrations and graduate certificates. In addition, Keller offers all seven of its degree programs in an online format, and enables students to complete their degrees using whatever combination of online and onsite coursework suits their needs.

The Master of Accounting and Financial Management program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Fraud Examiner, or Chartered Financial Analyst. The Certified Public Accountant and Chartered Financial Analyst concentrations were developed in conjunction with Becker Professional Review. The Master of Public Administration program offers students a choice of three tracks: government management, nonprofit management, and health management.

Keller offers classes in the evening and on weekends. Faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality, and international matters are woven throughout the curricula.

Academic Calendar

In fall 2003, DeVry University adopted a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of three academic periods of 16 weeks each, comprising either a 15-week semester or two 8-week sessions. All online courses and Keller Graduate School programs are offered in 8-week sessions.

Online Delivery and Technology

DeVry University has offered online graduate programs since September 1998, and online undergraduate programs since 2001. Our online course offerings have increased every year, and we expect to continue to add online programs and concentrations in the future. By offering courses online, we can better serve students whose schedules or personal circumstances prevent them from attending classes in person and optimize use of faculty and classroom space.

The majority of DeVry University’s online students are adults attracted by the quality, inherent flexibility and convenience of the program. We also have many students who “mix and match” onsite and online courses to best meet their individual needs and schedules.

All of the Keller master’s degree programs are offered online. DeVry University offers the following undergraduate degree programs in an online format:

•	Accounting Technology

•	Business Administration

•	Computer Information Systems

•	Game and Simulation Programming

•	Health Information Technology

•	Network and Communications Management

•	Network Systems Administration

•	Technical Management

In 2006, DeVry University began offering a new online finance concentration within its bachelor of business administration program (BSBA) and a new online health information management (HIM) technical specialty within its bachelor of science in technical management (BSTM). The online associate degree program in accounting technology was first offered in May 2006.

In addition to our online degree programs, many undergraduate and graduate school courses are taught using an integrated learning system, or “hybrid model,” that incorporates both onsite and instructor-guided online activities. This model enables students to receive ongoing feedback from faculty and fellow students.

In spring 2005, DeVry University began to offer a limited number of graduate and undergraduate onsite and online courses using electronic textbook materials (“eBooks”) in place of conventional text materials. eBooks are available to students at the start of the course and eliminate the occasional risk that a printed textbook will be out of stock. eBooks also afford a good deal of flexibility: students can do text searches, highlight key materials, annotate text with notes and comments, and print only pages they want in paper format. During 2006, we expanded the use of eBooks to more than 200 courses with further expansion planned during the coming years.

DeVry University Centers

DeVry University opened the first DeVry University Center in 2001 within an existing graduate teaching site near downtown Chicago. At the end of fiscal 2006, we offered undergraduate programs at 50 DeVry University Center locations, and graduate programs at 58 DeVry University center locations. We plan to open six to eight additional DeVry University Centers during fiscal 2007.

Facilities Improvement and Expansion

As we expand programs and enhance course delivery methods, DeVry University also is engaged in a program of facility improvement and expansion. In the past several years, we have renovated facilities and expanded our DeVry University Center locations.

DeVry is implementing a strategy for improving results within its large campus delivery system by making its facility usage more efficient. As part of this strategy, in November 2005 we sold an under-utilized facility in Denver. In December 2005, DeVry announced that it offered its West Hills, California facility for sale. On September 7, 2006, DeVry sold the West Hills facility for $36 million. In connection with the sale, DeVry expects to record a pre-tax gain of approximately $19.8 million during the first quarter of fiscal 2007. DeVry is leasing back the building to serve its existing student population until a planned relocation facility in nearby Sharman Oaks, California is operational.

In July 2005, we opened a dormitory facility adjacent to the Fremont, California campus. This market area has very little convenient and affordable housing. DeVry believes the availability of student housing will enhance recruiting of recent high school graduates as full-time students and contribute to increased campus enrollment. At our other locations, we help undergraduate students secure local living arrangements. Some campuses maintain or contract with a provider of college student housing to offer furnished apartments for shared rental by students. With DeVry University or a student housing company as the landlord, students are assured of a fixed rental charge per month, similar to more traditional dormitory or apartment arrangements at other colleges.

For complete information on DeVry’s properties, please refer to Item 2-Properties, which begins on page 32.

Enrollment Trends

DeVry University Enrollment

In spring 2006, 38,523 full and part-time students were enrolled in DeVry University’s undergraduate day, evening, and online programs. There were 13,148 coursetakers in Keller graduate programs for the term that began in May 2006.

Total undergraduate enrollment in summer 2006 was 37,132, an increase of 2.5% compared to 36,220 in the previous summer. At Keller Graduate School, there were 12,617 coursetakers in the July term, an increase of 10.3% from the same term of last year. Coursetaker enrollment at DeVry University Online in summer was 28,580, an increase of 35.7% over the prior year.

DeVry undergraduate enrollments historically have been concentrated in the areas of computer, electronics, and telecommunications technology, but we believe that interest in careers in these fields waned during the technology and telecommunications downturn. With many technology-oriented firms implementing employee layoffs and sustaining financial difficulty, enrollment in our technology degree programs declined. However, today we are beginning to see renewed student interest in technology fields and we believe that a recovery in technology employment and positive overall technology employment trends can benefit DeVry over the next several years.

The following table provides historical enrollment data for DeVry University’s undergraduate operation.

	New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring

2007	12,671			12.2%
2006	11,293	10,663	10,359	7.3%	6.4%	16.4%
2005	10,522	10,018	8,902	0.9%	(5.8)%	6.4%
2004	10,431	10,633	8,366	4.3%	6.2%	6.1%
2003	10,005	10,011	7,885	(12.9)%	(10.9)%	(0.3)%

	Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring

2007	37,132			2.5%
2006	36,220	38,546	38,523	(4.8)%	(2.3)%	1.2%
2005	38,036	39,450	38,083	(5.8)%	(8.3)%	(6.8)%
2004	40,398	43,001	40,870	(4.1)%	(2.5)%	(3.1)%
2003	42,136	44,123	42,192	(3.0)%	(5.0)%	(4.8)%

	Online Coursetakers*
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring

2007	28,580			35.7%
2006	21,068	24,357	28,912	67.3%	50.0%	46.3%
2005	12,590	16,236	19,759	92.8%	78.9%	79.1%
2004	6,531	9,077	11,032	146.3%	137.4%	110.4%
2003	2,652	3,824	5,244	N/M	N/M	N/M

*	Online coursetakers are included in the new and total undergraduate and graduate student coursetaker counts. The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

The following table provides historical enrollment for Keller Graduate School of Management coursetakers. The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

	Enrollment
Fiscal Year	July	September	November	January	March	May

2007	12,617
2006	11,434	12,732	12,777	13,776	14,029	13,148
2005	10,276	12,129	12,368	12,597	12,496	12,113
2004	9,483	11,132	11,274	11,909	11,812	11,140

	% Change Over Prior Yr
	July	September	November	January	March	May

2007	10.3%
2006	11.3%	5.0%	3.3%	9.4%	12.3%	8.5%
2005	8.4%	9.0%	9.7%	5.8%	5.8%	8.7%
2004	15.5%	3.9%	4.8%	*	*	*

	Transition to 6-Session Academic Year
	June	September	November	February	April

2003	8,209	10,713	10,761	11,715	11,413

*	In 2004, Keller adopted a six term 8-week academic calendar. Therefore the 2004 January, March and May sessions are not directly comparable to prior years.

Population trends

The total postsecondary student population can be thought of as two categories of students: career-launchers, who are mostly traditional college-age students; and career-enhancers, who are mostly working adults.

After a period of nearly two decades during which the number of graduating high school seniors declined by 25% to approximately 2.5 million, 1995 marked a turnaround point from which the number of high school graduates began to increase. The U.S. Department of Education expects the number of graduating high school seniors to slowly but steadily increase until it peaks at about 3.2 million in 2013. DeVry University has campuses in six of the ten states projected to have the largest percentage increase in high school graduates from 2001 to 2017, and in nine of the ten states projected to have the largest absolute increase in the number of high school graduates during that period.

As their numbers increase, it is expected that a greater percentage of high school graduates will choose to continue their education. Since bottoming out at 46.6% in 1973, the percentage of U.S. high school graduates entering college increased, peaking at approximately 67% in 1997 before declining to 61.7% in 2001. By 2004 the percentage had increased again to 66.7%, and is expected to flatten in the 64-65% range.

Students in the 18-to 24-year-old age group represent a substantial portion of DeVry University’s full-time undergraduate day school enrollments. Our student body is increasingly more diverse than past generations: students include minorities, women, and recent immigrants, and they come from lower income families. Some DeVry undergraduate campuses rank at or near the top of the list of institutions with degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined. Often these students are the first in their families to attend college.

In addition to the projected growing number of traditional-age students, more adults — primarily working adult career-enhancers — are returning to college. Many external forces have combined to inspire older students to attend college today: the development of the knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and growing recognition of the importance of lifelong learning.

The National Center for Education Statistics estimates that in 2005 as many as 40% of all college students were at least 25 years old, up from about 28% in 1970 and 39% in 2000. DeVry believes that more than half of our undergraduate students are at least 25 years old. More significantly, at DeVry University Online and DeVry University Centers, which are designed for the adult student and have been the fastest growing parts of our operations, we estimate that at least 80% of the students are age 25 or older. Projections indicate that the percentage of this age group attending college will remain constant at approximately 40% until 2014. The Bureau of Labor Statistics projects that through 2010, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow nearly twice as fast as those not requiring such education.

Another strong motivation for students considering a postsecondary education is the prospective income premium. In 2000, the median income of U.S. employees with a bachelor’s degree was approximately $50,000, more than 60% higher than the median for those with only a high school education. The wage gap is even larger for those with graduate degrees.

MEDICAL AND HEALTHCARE

Ross University

Ross University operates two schools: Ross University School of Medicine offers a Doctor of Medicine (M.D.) degree, and Ross University School of Veterinary Medicine offers a Doctor of Veterinary Medicine (D.V.M.) degree. Ross had over 3,400 students enrolled in the May 2006 semester. Nearly 5,000 graduates have received Ross M.D. degrees since 1978; these individuals are practicing in all 50 states. More than 1,700 students have received Ross D.V.M. degrees.

Ross medical students complete a four-semester (approximately 16 months) basic science and pre-clinical curriculum in modern classrooms and laboratories on a campus located in Dominica, followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at a campus in Miami. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students or graduates understand and can apply scientific concepts that are basic to the practice of medicine, they can finish the remainder of the ten-semester program by participating in clinical rotations under Ross University direction, but conducted at more than 40 affiliated teaching hospitals in the United States.

Ross’ educational program is modeled after the educational program of U.S. medical schools, but Ross offers three academic semesters per year — beginning in May, September, and January — so students can complete their basic science and pre-clinical curriculum in less time than they would at a U.S. medical school. The program prepares students for general medical practice and provides the foundation for postgraduate specialty training in the United States.

Ross veterinary students complete a seven-semester pre-clinical curriculum (basic sciences plus medicine and surgery) in a large modern facility on St. Kitts. This program is structured to provide a veterinary education that is comparable to that offered at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction but at one of 23 affiliated U.S. Colleges of Veterinary Medicine.

The following table provides historical enrollment data for Ross University.

	New Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	September	January	May	September	January	May

2006	575	387	439	40.6%	67.5%	63.8%
2005	409	231	268	(12.4)%	(36.7)%	26.4%
2004	467	365	364	8.1%	(10.3)%	14.1%
2003	432	407	319	24.9%	35.2%	21.3%

	Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May

2006	3,227	3,264	3,428	(3.8)%	4.5%	13.2%
2005	3,353	3,122	3,029	5.6%	(3.3)%	(8.5)%
2004	3,174	3,229	3,310	17.0%	11.1%	16.1%
2003	2,713	2,906	2,852	20.8%	15.8%	11.8%

The average Ross medical student is 26 years old — two years older than the U.S. medical school average — and the student population is almost 60% male. The average Ross veterinary student also is 26 years old — one year older than the U.S. veterinary school average — and the student population is over 70% female. Most Ross students are either citizens or permanent residents of the United States.

Chamberlain College of Nursing

DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing more than a century ago, Chamberlain offers programs in nursing education leading to one of two degrees: a Bachelor of Science in Nursing (“BSN”), or an Associate of Science in Nursing (“ASN”). Chamberlain had approximately 600 students enrolled in the May 2006 semester.

Chamberlain’s BSN program accommodates students in a traditional on-campus baccalaureate program, and also offers an onsite or online option for students who already have achieved Registered Nurse (“RN”) certification and wish to complete their BSN degree. The ASN program also offers two options. The ASN option offers students the opportunity to receive their ASN degree online. In addition, Licensed Practical Nurses (“LPNs”) can work toward an ASN degree through either the onsite or online programs.

Both degree programs provide nursing skill training and general education. Students who have not previously completed clinical training and the associated licensing are required to do so at hospitals or other healthcare facilities. Chamberlain has developed numerous partnerships with hospitals for this purpose.

The typical Chamberlain student is female. Students in the on-campus BSN program tend to be recent high school graduates whereas those in the ASN program tend to be non-traditional adult learners who are changing careers.

PROFESSIONAL AND TRAINING

Becker Professional Review is a global leader in professional education and training serving the accounting and finance professions. Its primary product lines are review courses preparing students to take the national Certified Public Accountant and global Chartered Financial Analyst examinations. Through its CPA and CFA review courses, Becker served more than 43,000 students in 2006.

DeVry has expanded the Becker Professional Review franchise in the past decade:

•	In 1999, DeVry acquired the operations of Conviser Duffy CPA Review, a national program serving approximately 12,000 students annually at more than 200 locations. With the Conviser Duffy acquisition, Becker gained teaching sites at numerous college campuses throughout the United States.

•	In 2001, DeVry acquired Stalla Seminars, now called Stalla Review for the CFA Exams — a leading provider of CFA review courses and study materials. Stalla offers live, online and self study CFA review programs in the United States and in major financial centers around the world.

•	In 2005, DeVry acquired Gearty CPE, a provider of continuing professional education programs and seminars in accounting and finance in the New York/New Jersey metropolitan area. This acquisition complements Becker’s existing exam review business by providing an entrée into the CPE marketplace.

To reach students who cannot attend class because of location or schedule conflicts, Becker CPA Review offers complete review courses in more flexible formats, including CD-ROM or online. Make-up classes also are available online for students who miss the on-site class. Becker’s CD-ROM and online products are interactive, and offer the same instructor-led lessons and materials available in the classroom course. The online course also provides each student an online instructor who offers individualized attention and assistance as needed. CD-ROM and online review course enrollments have grown steadily over the past several years, equaling approximately 50% of total enrollment.

Becker CPA Review students pass at twice the rate of all CPA exam candidates who did not take a Becker review course, based on averages of American Institute of Certified Public Accountants published exam pass rates. Becker CPA exam review course graduates represent nearly one-half of all students passing the CPA exam. At the request of the CFA Institute, the non-profit professional association that administers the CFA exam, Stalla does not disclose pass rate performance.

Enrollment trends

Becker CPA Exam Review

The November 2003 CPA exam was the last to be offered in the traditional paper and pencil, fixed date and place format. Since April 2004, the exam has been offered only in a computer-based, on-demand format for eight months of the year. In anticipation of the change in exam format and schedule, Becker enrollments increased for the review course leading up to the November 2003 exam, and then declined significantly. For the first twelve months following the new exam offering, the overall number of exam candidates and examination parts taken declined significantly. In 2005 and through June 2006, the number of candidates and examination parts taken has increased, although still not to 2004 levels.

Stalla Review for the CFA® Exams

The CFA exam review is a graduate level curriculum and examination program intended to expand a candidate’s working knowledge and skills relating to the investment decision-making process. The program curriculum is broken into three “levels,” each of which builds upon another and concludes with an examination. The CFA designation is often referred to in practice as the “gold standard” for investment professionals, serving as a standard for measuring practitioner-oriented competence and integrity in field areas ranging among corporate finance, portfolio management, securities analysis and ethical and professional standards. Stalla’s approach to CFA Exam preparation — The “Stalla System” — combines expert, comprehensive instruction, an integrated suite of learning tools and the support of a Personal Tutor in a program personalized to fit candidates’ unique learning styles and scheduling requirements.

Becker began offering a CFA review course for the Level 1 examination in 2000. The 2001 acquisition of Stalla Seminars (predecessor of Stalla Review for the CFA® Exam) enhanced that program. Stalla also offers CFA exam study materials in print, and its course offerings are also available in more flexible online and self study formats.

More than 84,000 candidates from over 145 countries or territories enrolled in the most recent June 2006 exam, bringing total enrollments for fiscal year 2006 to 116,190 — an increase of almost 5% over 2005. Of the total enrollments for fiscal year 2006, 36% of candidates were from the United States, 33% were from Asia-Pacific, 15% were from Europe and 9% were from Canada. The majority of the remaining candidates were from Africa and the Middle East. The strongest recent candidate enrollment growth has come from outside of North America — particularly within the Asia/Pacific area. Stalla has demonstrated positive enrollment and revenue growth even in key North American markets where candidate growth over the past several years has been relatively flat.

Continuing Professional Education

Becker offers customized educational and training programs in the fields of accounting and finance to help organizations achieve superior performance through work force development. Since instruction can be conducted at the organization’s site, Becker provides a unique and cost effective continuing education model.

COMPETITION

DeVry University

The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. There are more than 4,000 degree-granting postsecondary education institutions in the United States, including more than 1,000 public and private community colleges. According to the U.S. Department of Education, in the fall of 2003 approximately 16.9 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV of the Higher Education Act. Approximately 85%, or 14.4 million students, were enrolled in undergraduate programs, with another 2.1 million in graduate programs.

In every market in which DeVry University operates, there are numerous state institutions, community colleges, and private not-for-profit universities. In particular, there is growing competitive pressure from community colleges, traditional universities, and technical colleges that offer industry-specific certification programs, particularly in the computer information field. These short-term certificate programs offer a pathway to the job market for students who do not want the longer and more expensive, but more comprehensive, career preparation that DeVry offers. In addition, there is growing competition from online programs (both by for-profit and traditional institutions) and site-based for-profit school programs. In 2005, a freshman study by the Higher Education Research Institute at UCLA found that 26.1% of students applied to six or more schools, up from 17.7% in 1995 and just 11.8% in 1985 as competition in student recruiting increased. Our undergraduate programs also compete with alternatives to higher education, such as employment and military service. Finally, some large corporations offer their employees accredited college courses that may be applied toward degrees.

Tuition at independent not-for-profit institutions is, on average, higher than the tuition at DeVry University. Publicly supported colleges may offer similar programs at a lower tuition level due to government subsidies, tax-deductible contributions, and other financial sources not available to for-profit schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community college enrollments have grown significantly in recent years and these institutions may be viewed as competitors, they also provide DeVry an opportunity to serve their graduates: we have a number of articulation and transfer agreements in place with community colleges that make it easier for their graduates to continue their education at DeVry.

For more information on DeVry University tuition, please read the section entitled “Tuition and Fees.”

Geography and Consistency

With DeVry University campuses and teaching centers in a growing number of states and multiple locations within many states, we offer a national system of educational offerings to adults who may be transferred or choose to move from one part of the country to another. In addition, we offer all of our graduate programs and selected undergraduate programs through DeVry University online, making these programs available to all qualified students without regard to their location or daily schedule.

To ensure that students can readily transfer from one DeVry facility to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market or regulatory requirements).

Undergraduate Programs

DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;

•	Faculty with related industry experience;

•	Effective undergraduate career service program;

•	National brand-name recognition and market presence;

•	Regional accreditation;

•	Authorization to grant degrees by the states in which we operate;

•	Modern facilities and well-equipped laboratories;

•	Evening, weekend, and online class schedules;

•	Year-round academic schedule that permits more flexible attendance and earlier graduation; and

•	Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions.

In recent years, DeVry has increased its competitiveness by enhancing several of the undergraduate programs, expanding DeVry University Online, and adding DeVry University Centers. As a result, we offer more locations, and more flexible class schedules and learning formats, than many other educational institutions. Undergraduate classes at DeVry University campuses generally are offered in morning, afternoon, or evening sessions, which help students maintain part-time jobs. Undergraduate classes at DeVry University Centers generally are offered in the evening for the convenience of the predominantly working adult students, but daytime classes are offered at centers in markets where there is a demand.

Keller Graduate School

DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner approach to education that stresses skills and strategies that employers value;

•	Excellence in teaching by a faculty of practicing professionals;

•	A high level of service to the adult student, including flexible schedules and locations that are convenient to central business districts where many students work; and

•	An accelerated weekend MBA program at some locations for students who wish to complete their degree more quickly and without disrupting their work week.

Graduate programs, both onsite and online, are offered in six 8-week terms each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday, for the convenience of students with heavy travel or other demands on their time. In most markets, DeVry University offers a greater choice of elective courses than its competitors.

As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments in DeVry University’s graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

Medical and Healthcare

Ross University

In the medical education market, Ross University competes with the 125 U.S.-based schools of medicine, 20 U.S. colleges of osteopathic medicine, and approximately 20 Caribbean-based, U.S.-modeled medical schools with U.S.-based clinical rotations. In the veterinary education market, Ross competes with 28 U.S.-based schools of veterinary medicine and two other offshore schools.

Ross University attracts potential students for several reasons. For some, Ross is their first or only choice of schools because of our commitment to and focus on teaching instead of the research focus of many other schools. A portion of our students applied to U.S.-based medical or veterinary schools but were not admitted. Others elected not to apply to U.S.-based schools because of self-perceived shortcomings in their academic record.

For 2005, it is estimated that applications to U.S. medical and veterinary medical schools aggregated over 37,000 and 5,000, respectively. From these applicant pools, approximately 17,000 and 2,500 students, respectively, were accepted. An additional estimated 3,500 students are accepted to U.S. osteopathic medical schools. Acceptance levels have remained largely unchanged for more than two decades.

Medical and veterinary school applicants who were denied admission to U.S. schools constitute a large segment of prospective students for Ross University. However, based upon the number of Medical College Admission Test (“MCAT”) takers, which increased to approximately 65,000 in 2005 (up from approximately 62,000 in 2004), management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the Association of American Medical Colleges, the demand for medical education is expected to increase over the next decade by approximately 30%, spurred by a physician supply/demand imbalance that is projected to grow. But the capacity of U.S. medical schools has not changed materially in over two decades, and significant expansion is unlikely in the future because of budget pressures. Management believes the veterinary medical education market is subject to many of the same forces.

Compared to its for-profit competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, federal financial aid eligibility for its students, and the large network of diverse geographical opportunities for clinical rotations.

In the last year for which there is published data, more Ross University School of Medicine graduates obtained first year residency positions at U.S. teaching hospitals than graduates from any other medical school in the world, including those schools in the United States. Those residency appointments have been in virtually every medical specialty and subspecialty.

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare, with over 2.3 million nursing jobs in the United States alone. It is estimated that more new nursing jobs will be created in the United States during the next decade than in any other healthcare profession. The strong job market for nurses has spurred applications to nursing schools, but has not yet produced an increase in educational capacity.

Nationally, Chamberlain competes in the nursing education market with more than 700 programs leading to RN licensure. In the St. Louis area, where Chamberlain is based, there are 19 other schools offering nursing programs. These include both 4-year educational institutions and 2-year community colleges. However, Chamberlain has an advantage over many of its competitors because it offers both BSN and ASN programs as well as an online degree program. In addition, Chamberlain is exploring the possibility of offering campus-based programs in other markets.

Professional and Training

Becker competes with other methods of CPA and CFA exam preparation, including self-study courses sponsored by the CFA Institute and affiliate societies, courses offered by colleges and universities, and courses offered by other private training companies. Becker typically charges more for exam preparation than colleges and private competitors.

Becker differentiates itself from competitors by providing:

•	Extensive and constantly updated review and practice test materials; and

•	Experienced, well qualified instructors for each of the areas of specialty included in the exam.

With the introduction of the new computerized exam format, Becker added practice simulations, similar to those used in the actual exam. Becker’s CD-ROM and online courses offer a wider range of study alternatives than other course providers. Becker students have a high success rate on the exam; some of our students enroll after taking other review courses or studying independently without success.

Stalla differentiates itself from competitors by employing an expert-led, comprehensive approach to preparation focused on helping candidates master and apply CFA curriculum topics. Other advantages over competing programs include:

•	A curriculum produced by more than 50 CFA Charterholders and subject matter experts;

•	An instructional team that includes Charterholders, practitioners and subject matter experts, all of whom are skilled teachers;

•	Materials that are continually updated to reflect the most recent CFA curriculum, with an unparalleled quality assurance process in place;

•	Courses that are available in several formats, including live class, self study CD, and online sessions, to meet candidate needs for flexibility and control; and

•	Access for all Stalla System candidates to a personal tutor who is a CFA Charterholder, upon whom they can rely for ongoing support.

CPA and CFA exam candidates can take advantage of the Becker review course content and methodology in conjunction with their DeVry University MBA or Master of Accounting and Financial Management programs in several states, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to sitting for the CPA exam. Extending the marketing and administrative benefits of joint operation, Becker offers classes at some DeVry University undergraduate campuses and DeVry University Centers.

The Stalla CFA review course is taught live in a classroom setting in selected large financial markets around the world and in an online format and self-study CD format to reach potential exam takers not able to attend the classroom course. In the CFA exam preparation market, much like the CPA exam preparation market, Stalla competes with courses offered by local CFA Society chapters, other training companies, and student self-study.

STUDENT RECRUITING AND ADMISSION

DeVry University

Direct Recruiting

DeVry University employs approximately 800 undergraduate admissions advisors and graduate field recruiters, not including managers and other administrative staff who support the recruiting process, throughout the United States and Canada. Admissions advisors and field student recruiters are salaried, full-time DeVry employees. There are admissions advisors at each campus and at each DeVry University Center to work with potential applicants.

Undergraduate students applying to DeVry University to take courses online are recruited primarily by admissions advisors, either on a campus or at a DeVry University Center if the applicant lives or works in the area, or by a central staff of admissions advisors who are dedicated to serving online applicants. Some applicants to online programs, who are in areas remote from a DeVry University location, including active military personnel on military bases, are recruited by field recruiters.

All graduate school students are recruited by admissions advisors. Undergraduate students are recruited by admissions advisors and by field student recruiters. Field student recruiters are important to the undergraduate recruiting process because a significant number of potential students live a distance from any DeVry University campus. The percentage of undergraduate enrollment that comes from each recruiting source varies by market, depending largely on the school’s location and the size of the local area, but overall, admissions advisors generate more than 75% of undergraduate enrollments.

Certain states and Canadian provinces require advisors and student recruiters to be licensed or authorized by a particular regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit schools from paying commissions, bonuses, or incentives to student recruiters based directly or indirectly on the number of students they enroll. DeVry believes that its compensation practices comply with current regulations.

Many of our applicants are older working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from nearby community colleges. DeVry University has entered into articulation agreements with community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry. A growing number of new students enrolling in our undergraduate programs have some prior college experience. In addition, military veterans with military-specific technical training are attracted to DeVry’s practical career-oriented education and extensive geographic reach.

Student recruiters visited over 5,000 high schools, community colleges, military bases, and other locations in North America last year, making presentations on career choices — particularly in business and technology-related fields — and on the importance of a college education. Participating students complete career surveys, which provide a large and important source of recruiting leads. Field recruiters also receive student inquiries generated by DeVry’s Internet Website and Internet, direct mail, and television advertising. Follow-up interview sessions with prospective students generally take place in the student’s home with the student and his or her parents.

Marketing and Outreach

To enhance the productivity of our admissions advisors and field recruiters, DeVry University recently increased its emphasis on local marketing and outreach, recognizing that potential applicants in different market areas can be better recruited by targeted means and messages. We also have increased efficiency by creating specialized staff positions to generate inquiries and schedule interviews.

DeVry University advertises on television and radio, in magazines and newspapers, and on various Internet sites, and utilizes telemarketing and direct mail to reach prospective students. Last year, we strengthened our marketing programs in order to better communicate the quality of our degree programs and the value of a DeVry education. As part of this effort, we have initiated new relationships with several marketing and advertising agencies — some with particular expertise in the areas of Web site design and web-based search engine marketing — and have revamped DeVry University’s own Internet site. Another new agency relationship was established to focus on marketing our graduate programs. Prospective students also are frequently referred by high school counselors, employers, alumni, or currently enrolled students. DeVry personnel actively cultivate these referral sources.

DeVry has undertaken a number of marketing initiatives to expand enrollment. For example, since July 2004, we have worked with the Chicago Public School system to create the DeVry Advantage Academy. This program allows high school students with an aptitude for mathematics and technology to complete their junior and senior year coursework at DeVry’s Chicago campus while also taking college-level courses taught by DeVry University faculty. After completing Advantage Academy, students will graduate with both a high school diploma and an associate degree in Network Systems Administration. All tuition, textbooks, and educational materials are paid for by the Chicago Board of Education, DeVry University and outside contributions. This program began with an initial enrollment of 128 students two years ago. From this first class, which graduated in June 2006, approximately 90% earned their high school diploma, and approximately 81% earned their associate degree. More than 100 students are midway through the program (enrolled in 2005 to graduate in 2007), and a new class of approximately 125 students will begin in September 2006.

DeVry University replicated this model program in conjunction with the Columbus, Ohio School District in July 2006, and efforts are underway to launch similar programs in Denver and Philadelphia.

DeVry University markets to technology-minded students in several unique ways. Each year we sponsor local FIRST Robotics high school teams and provide sponsorship, mentors and judges for local competitions. The purpose of the competition is to stimulate the next generation of scientists and inventors by challenging high school students to design and build a robot that can complete a pre-determined task. Similarly, in 2006, in conjunction with Banco Popular, DeVry University initiated two new scholarship opportunities, offering partial-tuition scholarships to qualifying students.

Other outreach and recruitment initiatives include weekend SAT preparatory classes for high school seniors, Career Reality workshops to teach students and educators about trends in business and industry, free summer classes for high school students seeking a head start on business and technology college credits, and fellowships for high school and community college faculty and administrators.

Admissions Standards

To be admitted to a DeVry University undergraduate program in the United States, an applicant must be either a high school graduate, have a General Education Development (“GED”) certificate, or have a degree from a DeVry University-approved postsecondary institution. Applicants for admission must be at least 17 years old and complete an interview with an admissions advisor. In Canada, an applicant must meet either the same criteria as in the United States, or meet alternative “mature student” criteria.

All applicants must meet prescribed admission qualifications and attain minimum placement examination scores, which vary depending on the program. Students can elect to take the Computerized Placement Tests, which were designed in collaboration with The College Board and Educational Testing Service, to assess applicants’ achievement levels and developmental needs during the admission process. ACT or SAT examination scores deemed appropriate for the desired program, or acceptable grades in qualifying college-level work completed at an approved postsecondary institution, also can be used to meet undergraduate admission requirements.

After prospective students complete an application, our admissions representatives and field recruiters contact them through phone calls, mailings, and invitations to site-based workshops or other events to improve the rate at which such applicants begin their program of study.

To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by or is in candidacy status with a regional accrediting agency. International applicants must hold a degree recognized to be equivalent to a U.S. bachelor’s degree. Applicants whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on either the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or an alternative admission test, designed and validated by Educational Testing Service. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores, and a personal interview.

Medical and Healthcare

Ross University

The Ross University medical and veterinary schools focus their marketing efforts on attracting highly qualified U.S. applicants with the motivation and ability to complete their educational programs and to pass applicable licensure examinations. Ross’ marketing program includes a national poster campaign at U.S. undergraduate college and university campuses, Web sites, visits to undergraduate campuses to meet pre-med and pre-vet advisors and students, targeted direct mail campaigns, alumni referrals, information seminars in key markets, and college newspaper advertising. Nearly half of all leads come through the Ross Web site.

Ross employs regional admissions representatives who pursue expressions of interest by arranging for interviews and campus tours and assist prospective students in the application process. Admission requirements include 90 undergraduate credit hours with courses in biology, chemistry, and math as appropriate to the curriculum. Interviews for the medical school are conducted principally at facilities in New Jersey and Miami, but may take place at other locations when appropriate. Interviews for the veterinary school are conducted principally in Florida, California, and New Jersey. All admission decisions are made by a faculty admissions committee.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Missouri and Southern Illinois high schools, employ targeted direct mail campaigns, cultivate alumni referrals, and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises in healthcare career publications, in newspapers, and on television and radio. Our extensive informational Web site generates nearly one-third of all potential applicant leads.

Chamberlain employs regional admissions representatives who arrange for student interviews and campus tours. Admission requirements include a high school diploma or GED; minimum cumulative grade point average requirements vary depending upon the program. Applicants must pass the Chamberlain standard pre-admission exam or obtain a prescribed minimum score on the ACT exam, depending upon the program in which the applicant is interested. Admissions decisions are made by a faculty admissions committee.

Professional and Training

Becker markets its courses directly to potential students and to selected employers, primarily the large national and regional accounting and financial services firms. Alumni referrals, direct mail, print advertising, and a network of on-campus recruiters at colleges and universities across the country also generate new students for Becker’s CPA and CFA review courses. The Becker Web site is another source of information for interested applicants.

Becker runs the CPA review program on about 70 college campuses, recruiting students attending that college. Becker also is the preferred provider of CPA review for several of the country’s largest CPA firms.

With the acquisition of Stalla Seminars, the CFA exam review course is now offered in an expanded number of classroom locations and online. Several investment analyst societies, including those in Toronto, Washington D.C., Chicago, and Hong Kong, have adopted Stalla as their preferred provider of CFA test preparation courses. Also, several prominent investment firms are on the Stalla client roster, further expanding the reach and prominence of the Stalla brand.

ACCREDITATION

Educational institutions and their individual programs can earn “accreditation” by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. In the United States, this recognition is extended primarily through a variety of nongovernmental accrediting associations. There are six regional collegiate accrediting agencies recognized by the U.S. Department of Education. Accreditation also can be granted by specialized organizations, such as ABET, Inc. (“ABET”), an accreditation board for applied science, computing, engineering and technical educations, and the Council on Accreditation of the American Health Information Management Association (AHIMA). Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance and institutional and program improvement and integrity, and to confirm that accreditation requirements have been satisfied.

DeVry University

Although regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, accreditation is an important strength for DeVry University. Management believes accreditation offers DeVry University a significant advantage over most other for-profit colleges. DeVry University’s programs have been accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“NCA”), which is one of the six regional collegiate accrediting agencies. College and university administrators depend on the accredited status of an institution when evaluating transfers of credit and applications to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions.

Keller Graduate School was first awarded its NCA accreditation in 1977, and DeVry Institutes was first awarded NCA accreditation in 1981. Each school was separately accredited until February 2002, when the NCA approved the merger of DeVry Institutes and Keller Graduate School into a single institution with the name DeVry University. After a comprehensive evaluation visit in August 2002, the NCA approved a 10 year re-accreditation for DeVry University. NCA further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two.

In addition to the NCA accreditation, the baccalaureate electronics engineering technology programs at most of DeVry University’s U.S. locations are accredited by ABET, as are the baccalaureate computer engineering technology programs at several U.S. locations. The associate level electronics engineering technology programs in North Brunswick, New Jersey also are ABET accredited.

DeVry campuses will apply for TAC of ABET accreditation for the biomedical engineering technology program, and additional campuses will apply for accreditation of the computer engineering technology program, when their first classes graduate from these programs. Similarly, newer DeVry campus locations will apply for ABET accreditation for their eligible programs when their first classes graduate.

The Dallas and Atlanta DeVry undergraduate campuses have received initial accreditation for their health information technology program from AHIMA. Additional DeVry campuses are in the process of applying for this accreditation for their programs.

Until 2001, under Canadian law, DeVry’s Calgary undergraduate campus was not permitted to grant degrees, but students could transfer to campuses in the United States to complete their degree requirements. In 2001, the province of Alberta granted accreditation to DeVry Calgary to offer bachelor of science degree programs in electronics engineering technology and computer information systems, as well as a bachelor of business operations degree program. DeVry Calgary was the first private, for-profit institution in Canada to be provincially accredited to grant bachelor’s degrees. Through an arrangement with the Alberta Department of Advanced Education, the State of Arizona, and the NCA, the computer engineering technology and information technology curricula offered at DeVry Calgary fall under the accreditation of DeVry Phoenix as an off-site instructional location. The electronics engineering technology program is accredited by the Canadian Technology Board (CTAB).

Medical and Healthcare

Ross University

The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine degree. The medical school has been recognized and accredited as a University and School of Medicine by the Dominican Medical Board (“DMB”). The National Committee on Foreign Medical Education of the U.S. Department of Education has affirmed that the DMB has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education.

In addition, the states of New York, New Jersey, California, and Florida — the only four states to require separate approval for medical schools — have approved or found the Ross program of study to be acceptable.

The Veterinary School has been recognized as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Veterinary School is American Veterinary Medical Association (“AVMA”) listed and has affiliations with 23 AVMA-accredited U.S. colleges of veterinary medicine so that Ross students can complete their final three terms of study in the United States. Only students who graduate from an AVMA-listed school are eligible for U.S. licensure. The Veterinary School has applied to the AVMA for accreditation as an international school and has a consultative site visit scheduled in September 2006.

Chamberlain College of Nursing

Chamberlain College of Nursing is NCA accredited. Both the ASN and BSN programs are approved by the Missouri State Board of Nursing and accredited by the National League for Nursing Accrediting Commission. The BSN program is accredited by the Commission on Collegiate Nursing Education.

APPROVAL AND LICENSING

DeVry needs authorizations from many state or Canadian provincial licensing agencies or ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University location is approved to grant associate, bachelor’s and/or master’s degrees by the respective state in which it is located.

Many states and Canadian provinces require for-profit postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $9.1 million of surety bonds with regulatory authorities on behalf of DeVry University, and an additional $0.8 million on behalf of Becker Professional Review. We have posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

Certain states have set standards of financial responsibility that differ from those prescribed by federal regulation. DeVry believes it is in material compliance with state and Canadian provincial regulations. If DeVry were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate financial responsibility, we could be required to cease operations in that state. To date, DeVry has successfully demonstrated its financial responsibility where required.

TUITION AND FEES

DeVry University

Effective with the summer 2006 term, tuition at DeVry’s U.S. undergraduate campuses and University Centers for two semesters (one academic year) ranges from $12,340 to $13,700. Variations in tuition depend on location. Current tuition is approximately 5% higher than it was last year.

Based upon current tuition rates, a student enrolling in the five-term undergraduate network systems administration program will pay total tuition ranging from $30,900 to $34,300. A student enrolled in the eight-term undergraduate business administration program will pay total tuition ranging from $49,410 to $54,850. Students enrolled in an online program generally pay a higher tuition rate. Students attending school part-time are charged a lower tuition that varies with the number of credit hours taken each semester, but the total tuition cost for a program taken on a part-time basis will be higher than if taken on a full-time basis.

Undergraduate tuition rates at DeVry University are below the average tuition at four-year independent institutions, but generally are higher than the average at four-year publicly supported institutions. For the academic year 2005-2006, the average annual tuition and fees at four-year private schools was reported by the College Board to be $21,235, an increase of 5.9% from last year. The average annual tuition and fees at four-year publicly supported institutions increased 7.1% from last year to $5,491, and two-year publicly supported institutions reportedly increased their tuition by 5.4% to $2,191 per year. While these increases were significantly lower than the double-digit increases in the recent past, they continue to increase faster than the rate of inflation.

Effective with the September 2006 term, Keller graduate program tuition per classroom course (four quarter credit hours) ranges from $1,635 to $2,015, depending on location. This is an increase of approximately 5%. The price for a graduate course taken online is $2,015, compared to $1,835 previously.

If a student leaves school before completing a term, federal, state, and Canadian provincial regulations and accreditation criteria permit schools to retain only a set percentage of the total tuition received. This amount varies with, but generally equals or exceeds, the percentage of the term the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

In addition to the tuition amounts described above, undergraduate students at DeVry University may incur a technology fee depending upon their program of study. For example, some DeVry programs, including the computer information systems and electronics and computer technology programs, require students to purchase a laptop computer at some locations. Students also must purchase their own textbooks and supplies.

Medical and Healthcare

Ross University

Current tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools is $12,125 per semester. This tuition rate became effective in September 2006, and represents an increase from January 2006 tuition rates of approximately 5%. Tuition and fees for the final clinical portion of the programs are $13,250 per semester for the medical school, and $15,300 per semester for the veterinary school. These amounts do not include the cost of books, supplies, or living expenses.

DeVry believes that Ross University’s tuition is at the low end of the range among private medical and veterinary schools, but approximately equal to or higher than tuition in publicly supported medical and veterinary schools. Tuition rates at most medical and veterinary schools, including Ross University, have increased every year, and management believes rates will continue to increase.

Chamberlain College of Nursing

Tuition for the 2005-06 academic year for on-campus and online programs was $455 and $465 per credit hour, respectively. Students enrolled on a full-time basis (between 12 and 17 credit hours) were charged a flat tuition amount of $5,915 per semester. For the 2006-07 academic year, tuition will increase to $478 per credit hour for the on-campus program, and $488 per credit hour for the online program. Full-time enrollment tuition will increase to $6,214 per semester.

DeVry believes that Chamberlain’s tuition is at the low end of the range among private nursing schools, but equal to or higher than tuition in publicly supported schools. Tuition rates at most nursing schools have increased every year, and management believes they will continue to increase.

Professional and Training

The price of the complete classroom Becker CPA review course is $2,570. The complete CPA review course on CD-ROM and the complete online review course are the same price. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $825 per section. We offer discounts from these tuition rates under various enrollment promotions at college campuses and for students employed by participating accounting firms.

The current list price for the basic onsite CFA exam course is $1,390, but we offer various promotional program discounts.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

DeVry University

Students attending DeVry University finance their education through a combination of family contributions, individual savings, financial aid (including university-provided financial aid), and tuition reimbursement from their employers.

DeVry believes that more than 80% of our U.S. undergraduate students receive some government-sponsored financial aid, and that a similar percentage of the students at the Calgary, Canada campus receive some government-sponsored financial assistance. These estimates are consistent with recent studies by the U.S. Education Department’s National Center for Education Statistics. Nationally, the percentage of students receiving financial aid varies greatly by the type of school, ranging from 89% in private for-profit schools such as those run by DeVry, to 47% in public 2-year colleges. In fiscal 2005, approximately 70% of DeVry’s U.S. undergraduate tuition, book, and fee revenues came from government-provided financial aid received by our students.

DeVry University assists its undergraduate students in locating part-time employment to supplement their incomes and help finance their education. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 16 and 24 are employed, but we believe the employment rate among DeVry full-time undergraduate students is higher.

At Keller Graduate School, student reliance on government-sponsored financial aid in the form of student loans has been increasing for the past several years, providing almost 75% of revenues in 2005. Additionally, we believe that more than half of Keller graduate students receive some tuition reimbursement assistance from their employers.

Government-provided financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. The HEA was most recently reauthorized in the fall of 1998 to redefine and extend the numerous financial aid programs then in existence. Typically, the HEA is reviewed and amended every five years, but other political agenda items have delayed this process. Even if reauthorization continues to be delayed, management expects current financial aid programs would be extended as they have been in the past. As reauthorization moves forward, there may be proposals for change that could adversely affect the amount of student financial aid available to students. There is no assurance that federal funding will be continued at its present level or in its present form. A reduction in financial aid funding levels could result in lower enrollments or require us to increase the amount of financial aid we offer our students.

Compliance with Legislative and Regulatory Requirements

Extensive and complex regulations in the United States and Canada govern all of the government grant, loan, and work study programs in which DeVry University, Ross University and Chamberlain College of Nursing and their respective students participate. Accordingly, DeVry must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal aid programs, prohibitions on certain types of incentive payments to student recruiters, standards of financial responsibility, and administrative capability requirements.

The financial responsibility test for continued participation by an institution’s students in federal financial assistance programs is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet the Department of Education’s financial standards. In 2004, DeVry received notice from the Department of Education that its financial responsibility ratios yielded a composite score of 1.4 for the year ended June 30, 2003. Because of this deficiency, certain restrictions were imposed on DeVry University’s procedures for submitting requests for financial aid funds for its students. These restrictions did not require DeVry to significantly alter its existing practices.

DeVry’s composite score has exceeded the required minimum of 1.5 every year beginning June 2004, so all restrictions on its operations have been lifted. Management believes we will continue to demonstrate the required level of financial stability. If DeVry cannot meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, DeVry may be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Institutions that participate in U.S. federal financial aid programs must disclose information about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students. Completion rates calculated in accordance with the statute at each of DeVry’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges in the areas in which its campuses are located. However, its overall completion rate actually is higher than reported in these statistics: many DeVry students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry has changed undergraduate admission requirements and added student support services. For the 1999 freshman student cohorts (the latest period for which final completion statistics are available), the graduation rate for the DeVry U.S. undergraduates was 35.0% as compared to the 1998 rate of 35.8%.

Specialized staff at DeVry’s Oakbrook Terrace headquarters reviews, interprets, and establishes procedures for compliance with regulations governing financial assistance programs and processes financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding.

In the United States, DeVry University has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2005. DeVry’s independent public accountants are currently conducting the required audits of the one-year period ending June 30, 2006. In conjunction with previously filed financial aid audit reports, DeVry University has been required to post letters of credit. Currently, there are approximately $0.5 million in letters of credit outstanding. This compares to $3.1 million in letters of credit outstanding last year. Most of the letters of credit expire in one year or less. No amount has ever been drawn under these letters of credit issued on behalf of DeVry.

As a part of its effort to monitor the administration of student financial assistance programs, the Department of Education may conduct site visits and program reviews at any educational institution at any time. Reviews at several DeVry University campuses have not resulted in any adverse material findings or adjustments. Although management has no reason to believe that any proceeding against DeVry is presently contemplated, if such a proceeding were initiated and caused the Department of Education to substantially curtail DeVry University’s participation in government grant or loan programs, DeVry’s enrollments, revenues and accounts receivable could be all adversely affected.

In the spring of 2004, an Alpharetta, Georgia undergraduate student complained that an admissions advisor had entered incorrect financial information into the student’s application for financial aid. Upon review, DeVry determined that financial information entered for this student and for several other students was incorrect. We promptly notified the U.S. Department of Education of these findings as required by federal regulation, and terminated several employees for violation of company policies. Our internal controls prevented any student from receiving an incorrect disbursement. After conducting follow-up internal reviews, DeVry has determined that no further action is necessary.

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Information about Particular Government Financial Aid Programs

DeVry University students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

United States government financial aid programs

DeVry University students in the United States rely on four types of U.S. Department of Education financial aid programs under Title IV of the Higher Education Act.

1. Federal Pell grants.  These funds, available to all eligible undergraduate students who demonstrate financial need, do not have to be repaid. For the 2006-2007 school year, eligible students could receive Pell grants ranging from $400 to $4,050. Increases in Pell grant limits tend to lag behind the rate of tuition increases.

2. Federal Supplemental Educational Opportunity Grant (“FSEOG”).  This is a supplement to the Pell grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is $4,000 per academic year, and educational institutions are required to supplement that amount with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by scholarship funds (discussed below) or by externally provided scholarship grants.

3. Loans.  More than 65% of the financial aid received by DeVry University undergraduate students, and 100% of the federal financial aid received by our graduate students, is in the form of federal student loans. DeVry students participate in the Stafford and PLUS programs within the Federal Family Education Loan Program (“FFELP”) and the Federal Perkins Direct Student Loan Program.

•	Subsidized Stafford loan: awarded on the basis of student financial need, it is a low-interest loan with interest charges and principal repayment delayed until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $2,625 for dependent students in their first academic year to $5,500 for students in their third or higher academic year, increasing to $8,500 per academic year for graduate students.

•	Unsubsidized Stafford loan: awarded to students who do not meet the needs test. These loans incur interest from the time funds are disbursed, but actual interest payments may be deferred until the principal payments begin. Unsubsidized loan limits per academic year range from $4,000 for students in their first academic year to $5,000 or $6,000 in later years, increasing to $10,000 per academic year for graduate and professional program students.

•	PLUS loan: enables parents of a dependant student to borrow for the cost of their child’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is disbursed.

•	Federal Perkins loan: is a low-interest loan available only to those undergraduate students who demonstrate exceptional financial need. Perkins loans are available up to a maximum of $4,000 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution. Available funding in recent years has been higher than expected as a result of borrowers consolidating Perkins loans with FFELP and direct loans which may offer lower interest rates. Perkins loans represent less than 5% of total financial aid received by DeVry University students.

4. Federal work-study.  This program offers work opportunities, both on or off campus, on a part-time basis to undergraduate students who demonstrate financial need. Work-study wages are paid partly from federal funds and partly from qualified employer funds.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only for-profit postsecondary institutions, such as DeVry University, Ross University and Chamberlain. Under this regulation, students attending a for-profit institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year. Final data for fiscal 2006 are not yet complete, but in fiscal 2005, the DeVry University U.S. undergraduate system derived approximately 70% of its revenues from federal financial assistance programs, and its graduate programs derived approximately 75% of revenues from federal financial assistance.

State financial aid programs

Several states, including California, Colorado, Florida, Georgia, Illinois, Minnesota, New Jersey, New York, Ohio and Pennsylvania, offer state grant and loan assistance to eligible undergraduate students.

Tax-favored programs

The United States has a number of tax-favored programs aimed at promoting savings for future college expenses. These include state-sponsored “529” college savings plans, state-sponsored prepaid tuition plans, education savings accounts (formerly known as education IRAs), custodial accounts for minors, Hope and Lifetime Learning credits, and tax deductions for interest on student loans.

A new study released by the Educational Policy Institute asserts that non-repayable grant aid works better than loans as a way of getting students from low-income families to enroll in college and complete a degree. According to the Chronicle for Higher Education, the paper states grant programs should concentrate on low-income students, as do the Pell Grants, which it describes as keeping “a laser like focus on need.” Traditional grant packages like tax credits, tuition subsidies, and loan remissions can result in substantial waste and windfalls to wealthier students, the report says.

Canadian government financial aid programs

Undergraduate students who are Canadian citizens or permanent residents of Canada (other than students from Quebec) are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

DeVry-Provided Financial Assistance

DeVry University’s EDUCARD Plan is available to its U.S.-based undergraduate students; a similar option is available at the Calgary, Canada campus. The EDUCARD Plan is an installment loan program designed to assist students who are unable to completely cover educational costs by other means. EDUCARD installment loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment of EDUCARD Plan balances is negotiated to address the financial circumstances of the particular student. Typically, a student will have a monthly repayment plan with all balances due within 12-24 months after the student leaves school. Amounts owed are subject to a monthly interest charge of one percent of the average outstanding balance.

The remaining gross receivable balance under DeVry University’s EDUCARD Plan for current and former U.S. undergraduate students at June 30, 2006, was approximately $51.7 million, compared to approximately $44.5 million last year. DeVry believes that the principal factors leading to the increase in accounts receivable are increased enrollment, higher tuition rates with no commensurate increase in government financial aid, extended monthly payment plans to better serve DeVry’s growing population of military and adult students, and an increased population of part-time students, who have fewer financial aid options than full-time students. Also, the shorter eight-week sessions at DeVry University Centers and DeVry University Online have produced a slower collection of receivables, as administrative systems and staff adjust to the new and shorter collection cycle.

Since September 2000, DeVry has been offering a loan program with funding from private lenders for students whose federal- and state-funded financial aid is not sufficient to cover all their educational expenses. DeVry University has assumed limited risk-sharing for defaults under this loan program. The program offers longer repayment periods, lower monthly payments, and generally lower interest rates on borrowings than loans under the EDUCARD Plan.

DeVry University undergraduate students also are eligible for numerous scholarships. Scholarship programs generally are designed to attract recent high school graduates and students enrolled at community colleges, with awards that range from $1,000 per term up to the amount of full tuition. DeVry University also has provided funds in the form of institutional grants to help those students most in need of financial assistance.

Keller graduate students may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee’s income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

Medical and Healthcare

Ross University

Approximately 85% of Ross University students receive some form of federal financial aid, all of which is in the form of student loans. Loan limits are $18,500 per academic year, with a $138,500 aggregate borrowing limit that includes Stafford Loan amounts borrowed as an undergraduate. Of the $18,500 in academic year borrowings, no more than $8,500 may be in subsidized loans. Final data for fiscal 2006 are not yet complete, but in fiscal 2005, Ross University derived approximately 70% of its revenues from federal assistance programs.

Many Ross students also borrow under private loan programs to pay the portion of their tuition that exceeds federal loan limits, as well as to meet living expenses while they are in school. Ross University offers a limited number of full tuition scholarships to eligible students.

Chamberlain College of Nursing

Approximately 70% of students attending Chamberlain College of Nursing receive some form of financial assistance. Chamberlain students are eligible for most of the same financial aid programs available to undergraduate students attending DeVry University.

Professional and Training

Students attending the Becker CPA or Stalla CFA review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.

STUDENT LOAN DEFAULTS

DeVry University

The U.S. Department of Education has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. For a variety of reasons, high default rates are most often found in proprietary institutions, institutions with large minority student populations, and community colleges — all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities.

Educational institutions are penalized to varying degrees under the Federal Family Education Loan Program or the William D. Ford Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 25% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 25% for three consecutive years also are ineligible for Pell grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs.

DeVry University carefully monitors students’ loan default rate, and has never had a cohort default rate of 25% or more for three consecutive years, or of 40% or more in any one year. We are not subject to any restriction or termination under any student loan program.

According to the U.S. Department of Education, the default rate for all colleges and universities eligible for federal financial aid has been in the 4-6% range in the past several years. DeVry University had a Federal Family Education Loan Program student loan cohort default rate for 2003 of approximately 5.7%. This compares to a weighted system average of 7.3% for 2002 and 7.6% for the year 2001. The reported rates for 2003 reflect the percentage of former students who were due to begin repaying their loans during that year but who were in default by the end of 2004. Default rates for 2004 have not yet been released.

Under the Federal Perkins loan program, the institution is responsible for collecting outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan.

For fiscal 2004 (the latest year for which data is available), DeVry’s Perkins loan cohort default rate was approximately 8.5%, compared to 11.7% for 2003, and 13.8% for 2002. DeVry has worked to reduce the default rate by implementing student counseling and additional collection efforts and retaining outside loan service agencies.

Medical and Healthcare

Ross University

Default rates under Title IV loans for 2003 were 0.1% for the medical school and 0.0% for the veterinary school. For 2002 the default rates were 1.3% for the medical school and 0.7% for the veterinary school. Default rates for 2004 have not yet been released.

Chamberlain College of Nursing

Default rates under Title IV loans for 2003 and 2002 were 0.0% and 2.2%, respectively. Default rates for 2004 have not yet been released.

CAREER SERVICES

DeVry University believes that the employment of its graduates is essential to its ability to attract and retain students. Career services professionals located at DeVry undergraduate campuses work with students to choose careers, craft resumes, and prepare for job interviews. The staff also maintains contact with local and national employers to proactively identify job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews on DeVry University campuses.

The need for skilled employees has placed an increased premium on educated workers in our economy, as evidenced by the widening gap in wages for college and high school graduates. In 2000, the median income of U.S. employees with a bachelor’s degree was approximately $50,000, more than 60% higher than the median income for those with only a high school education. It is estimated that 85% of all jobs in the United States currently require education or training beyond high school, up from only 65% as recently as 1991.

DeVry University attempts to gather accurate data to determine how many of its undergraduates are employed in positions related to their program of study within six months following graduation. To a large extent, the reliability of such data depends on the quality of information that graduates self-report.

In the ten-year period ending October 2005, our U.S. campuses graduated more than 62,000 students who were eligible for career services assistance. (This number excludes graduates who continued their education, students from foreign countries not legally eligible to work in the United States, and other categories of students who were not available for employment.). More than 53,000 graduates during this ten-year period actively pursued employment or were already employed; 90% of those held positions related to their program of study within six months of graduation.

For the three undergraduate classes that ended in calendar year 2005, there were 7,521 graduates from DeVry’s U.S. undergraduate degree and diploma programs eligible for career service assistance, excluding the one-year post-baccalaureate information technology program. (Again, this total excludes students continuing their education, students from foreign countries legally ineligible to work in the United States, and others ineligible for employment.) From that pool of graduates, 6,295 actively pursued employment or were already employed. Within six months of graduation, 5,548, or 88.1% of those graduates were employed in positions related to their program of study. This compares to 84.7% who were employed in positions related to their program of study for the three classes that ended in calendar year 2004, and 83.4% who were employed in positions related to their program of study for the three classes that ended in calendar year 2003.

DeVry believes that a significant number of graduating students currently employed in positions not directly related to their program of study have chosen to not actively seek other employment opportunities. For the three graduating classes in calendar year 2005, there were 819 graduates who were employed but not in positions related to their program of study. Of these individuals, 74% did not conduct an active employment search through DeVry University’s career services office.

DeVry University’s 2005 graduates achieved average annual starting compensation ranging from $29,980 to $45,055. Individual compensation levels vary depending upon the graduate’s previous employment experience, program of study, and geographic area of employment.

DeVry University’s Calgary campus graduated more than 3,000 students over the past decade who were eligible for career services assistance. For the ten-year period ending October 2005, nearly 87% of those graduates who actively pursued employment or who were already employed when they graduated held positions related to their program of study within six months of graduation. For the three classes that ended in calendar year 2005, over 91% of the Calgary graduates who actively pursued employment secured jobs or were already employed in positions related to their program of study within six months of graduation. This includes students who received diplomas, those who received bachelor’s degrees through the DeVry University Phoenix degree completion program in Calgary or bachelor’s degrees awarded under the authority of the Government of Alberta, and those students who completed their degree requirements at a U.S. DeVry campus, but does not include graduates of the one-year information technology program.

DeVry believes that no single employer has hired more than 5% of our graduates in recent years. Major employers of DeVry undergraduates include Abbott Laboratories, Accenture, Cingular Wireless, Federal Express, Fifth Third Bank, Hewlett-Packard, IBM, Intel, MCI, Motorola, Northrop Grumman, Schlumberger, Siemens and Xerox.

Management considers its career services commitment an important element of its service to students. Based upon suggestions and recommendations from students, alumni, and staff, the career services function was restructured last year so that all career services, whether for a current or former undergraduate or graduate student, are delivered through the campus career services offices. Additionally, DeVry University’s new national job database allows graduates and alumni to seamlessly, from one URL, view, apply for, and learn more about job leads appropriate to their experience and education level.

SEASONALITY

DeVry University’s enrollment is somewhat seasonal. The schools’ highest enrollment and revenues typically occur in the fall, which corresponds to the second and third quarters of DeVry’s fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months. At Ross University, the September term typically has larger enrollments, with the May term having a somewhat smaller total student population. In contrast, Becker historically experienced higher enrollments for its courses beginning in July (the period leading to the fall CPA exam) than for its classes beginning in January (the period leading to the spring CPA exam). With the introduction of the new on-demand exam format, Becker’s seasonal pattern is somewhat less pronounced.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenue, income before interest and taxes, and net income by quarter for each of the past two fiscal years are included in Note 16 to the Consolidated Financial Statements, “Quarterly Financial Data.”

EMPLOYEES

DeVry has approximately 4,800 regular full- and part-time employees. Approximately 500 of these individuals work at the corporate headquarters in Oakbrook Terrace, Illinois, and a nearby office that serves online students. In addition to its regular employees, DeVry employs nearly 600 students at campuses during peak periods as faculty assistants and in other part-time positions.

Staff at DeVry’s Oakbrook Terrace, Illinois headquarters supports the faculty and staff at each DeVry University location by providing a broad range of services. Among the centrally-provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, computer services, financial aid processing, regulatory compliance, legal, tax, payroll, and finance and accounting.

The only employees represented by a union are approximately 170 administrative and support employees of Ross University’s medical school on Dominica. These employees are covered by a collective bargaining agreement with a local union.

DeVry believes that its relationship with its employees is satisfactory.

DeVry University

Each DeVry University undergraduate campus is managed by a president or campus dean and has a staff of academic deans, faculty and academic support staff, career service and student service personnel, and other professionals. Each campus also has an admissions director, who reports to a central organization responsible for new student recruiting. Each DeVry University Center is managed by a center director and has admissions representatives and appropriate academic and administrative support staff. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.

Medical and Healthcare

Ross University

The Ross University School of Medicine and School of Veterinary Medicine are managed by deans with appropriate department chairs to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by Dominica Management, Inc., a central administrative staff, located in Edison, New Jersey.

Chamberlain College of Nursing

Chamberlain College of Nursing is organized like a DeVry University campus: the school president is supported by program chairs, who oversee educational operations and programs. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. Administration of the Chamberlain online program offerings is supported, in part, by staff at DeVry University Online.

Professional and Training

Becker Professional Review is managed by a staff headquartered in Oakbrook Terrace that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the United States and Canada.

FACULTY

DeVry University

Each DeVry University undergraduate campus president hires academic deans and faculty members in accordance with internal criteria, accrediting standards, and applicable state law. There are approximately 1,000 full and part-time faculty member employees among all of the DeVry University undergraduate teaching locations. More than 85% of our full-time undergraduate faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. DeVry University offers sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities so they can maintain and enhance their currency and teaching skills.

In addition to its regular faculty, DeVry University engages adjunct and visiting faculty — mostly in the evening programs and at DeVry University Online — who teach on a part-time basis while continuing to work in their technical field or specialty.

Graduate program faculty members are practicing business professionals who are engaged to teach on a course-by-course basis. We offer a multi-session course to train and develop new faculty throughout Keller’s national system. Over the past several years, graduate school courses have been taught selectively by full-time faculty to respond to student demand in areas of rapidly growing enrollment and to meet licensing approval requirements in certain states. Less than 10% of our graduate instructors, excluding non-faculty employees who teach courses on an occasional basis, are employed on a full-time basis.

DeVry University faculty members have teaching schedules that may include both day and evening classes. Some faculty may teach both graduate and undergraduate courses, depending upon their qualifications and the demand at specific locations or for specific courses.

Faculty members are evaluated periodically based on student comments and observations by an academic dean. DeVry University does not offer tenure.

Medical and Healthcare

Ross University

Ross University has approximately 400 employees. An additional 100 individuals are employed by Dominica Management, Inc., Ross University’s administrative services provider, and work in Edison, New Jersey. The medical school employs approximately 65 full-time faculty members, who teach the basic science program. Each of these individuals has a Ph.D. or an M.D. degree. The full-time faculty is supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects.

The veterinary school employs approximately 50 full-time faculty members, who teach the basic science pre-clinical portion of the program. Each of these individuals has either a Ph.D. or D.V.M. degree.

Faculty members are not tenured, but each faculty member generally has an employment agreement of one to three years in length.

Chamberlain College of Nursing

Chamberlain College of Nursing has approximately 35 employees. Included in this total are 11 full-time faculty members. In addition, there are more than 15 part-time faculty members, who are employed on a per course basis. Most faculty members have a Master of Science in Nursing, and several have a Ph.D. Those faculty without a master’s degree are enrolled in a graduate program in nursing. Some general education courses in the St. Louis nursing program are taught by faculty at a nearby university. Chamberlain faculty members are not tenured.

Professional and Training

Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis.

TRADEMARKS AND SERVICE MARKS

DeVry owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “Becker Professional Review,” “Ross University,” “Chamberlain,” and variants thereof. All trademarks, service marks, and copyright registrations associated with its businesses are registered in the name of DeVry Inc. or one of its subsidiaries. Copyright registrations expire over various periods of time. DeVry vigorously defends against infringements of its trademarks, service marks, and copyrights.

ADDITIONAL INFORMATION

DeVry’s Web site is at http://www.devryinc.com.

Through its Web site, DeVry offers (free of charge) the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC.

The Web site also includes copies of the following:

DeVry Corporate Governance Principles
Policy for Communication with Directors
Policy for Communicating Allegations Related to Accounting Complaints
Director Nominating Process
Code of Business Conduct and Ethics
Academic Committee Charter
Audit Committee Charter
Compensation Committee Charter
Finance Committee Charter
Governance Committee Charter

Information contained on the Web site is not incorporated by reference into this report.

Copies of the DeVry’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to the Director of Investor Relations at DeVry’s executive offices.

ITEM 1A — RISK FACTORS

DeVry’s business operations are subject to numerous risks and uncertainties. Some of these are described below. Because of their very nature, management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect DeVry’s business include, but are not limited to:

Enrollment

DeVry’s undergraduate and graduate educational programs are concentrated in selected areas of technology, healthcare and business. If applicant career interests shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline.

If employment opportunities for DeVry graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions offering different courses of study.

DeVry may experience increased competition from other educational institutions in recruiting new students and retaining students already enrolled, causing enrollment and revenues to decline.

Financial Aid and Student Finance

DeVry’s students are highly dependent on government-funded financial aid programs. If there are changes to financial aid program regulations that restrict student eligibility or reduce funding levels, DeVry’s collection of student billings may suffer, causing enrollment and revenues to decline. Conversely, increases in state funding levels to taxpayer-supported educational institutions could generate further price competition that adversely affects DeVry’s ability to recruit and retain students.

Changes in tax laws or reduced corporate earnings both could affect corporate educational benefit plans. If employers reduce tuition reimbursement amounts, working students may be less likely to enroll in a DeVry program, causing enrollment and revenue to decline.

Operating

If other educational institutions reduce their price of tuition, a DeVry education could become less attractive to prospective students. In addition, DeVry may be unable, for competitive reasons, to maintain and increase tuition rates in the future, adversely affecting future revenues and earnings.

DeVry may be unable to hire and retain key faculty and staff with appropriate educational qualifications and experience, causing DeVry to incur higher wage expense and/or provide less student support and customer service which could adversely affect enrollment, revenues and expense.

Unauthorized access to DeVry’s computer networks — either administrative networks or those supporting educational programs — could interrupt operations and may result in loss or misuse of student and other critical data, causing disruption to operations and increasing expense.

DeVry may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, or other events in one or more of the geographic areas in which it operates. These events could cause DeVry to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

Regulatory

DeVry University, Ross University, or Chamberlain College of Nursing may be unable or otherwise fail to comply with state and federal regulatory requirements relating to financial aid program administration, causing their students to lose financial aid eligibility or causing one or more of DeVry’s schools to lose authorization to operate.

DeVry could lose or suffer limitations in accreditations and licensing approvals that could affect its ability to recruit students, operate schools in some locations, and grant degrees.

Unforeseen changes to laws or regulations governing DeVry’s operations may adversely affect current operations or future growth opportunities.

Some of these risks and uncertainties are described more fully in this annual report on Form 10-K, especially in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

ITEM 1B — UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 — PROPERTIES

DEVRY UNIVERSITY

DeVry University undergraduate campuses are large and modern buildings located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas, and many are served by public transportation. Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, bookstores and student lounges. Laboratories include computers and various telecommunications, electronic and biomedical equipment necessary to provide an appropriate environment for students’ development of the required technical skills for their programs of study. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricular areas with numerous software packages offering a variety of business, engineering and scientific applications. Connections to the Internet and World Wide Web are included through the computer laboratories as a part of the program curriculum.

No campus that is owned by DeVry is subject to a mortgage or other indebtedness.

In March 2002, DeVry announced that it signed a lease for the construction of a 72,000 square-foot campus in Westminster (Denver), Colorado. Classes were offered in this facility for the first time in March 2003. This facility replaces the smaller facility acquired in 1999 with DeVry’s acquisition of Denver Technical College. Because the original facility located at 925 South Niagara Street, in Denver, Colorado was no longer essential to its operations in this market, it was sold in 2006.

In the Toronto area, DeVry’s teach out agreement with RCC College of Technology is completed, and DeVry surrendered its lease, effective June 30, 2005, to its landlord of the Mississauga, Ontario campus.

In Fremont, California, DeVry completed construction of an 84,000 square foot dormitory adjacent to its campus. This dormitory began housing students in July 2005, the start of the summer semester. Capacity of this dormitory is approximately 300 students.

In 2006, DeVry offered for sale the building and land located at 22801 Roscoe Boulevard in West Hills, California. DeVry sold this facility in September 2006 for $36 million. To service its existing student population, DeVry is leasing back the building and parking spaces for approximately $123,000 per month for the initial lease term, ending on December 31, 2006. DeVry will have the option to extent the term for additional periods at the same base rent, if necessary. DeVry plans to relocate to the Sherman Oaks area in surburban Los Angeles in the coming months in a leased facility.

The following table sets forth certain information regarding the 23 large campus properties at which DeVry University undergraduate programs were conducted at June 30, 2006:

	June 2006
	Area
	(Approximate
	Square Feet)	Ownership

Phoenix, Arizona	120,000	Owned
Westminster (Denver), Colorado	72,000	Leased
Pomona (Los Angeles), California	100,500	Owned
Long Beach (Los Angeles), California	98,000	Leased
West Hills, (Los Angeles), California	108,000	Owned
Fremont (San Francisco), California	99,000	Owned
Orlando, Florida	72,000	Leased
Miramar, Florida	99,000	Leased
Alpharetta (Atlanta), Georgia	65,000	Leased
Decatur (Atlanta), Georgia	108,000	Owned
Chicago, Illinois	156,000	Owned
Addison (Chicago), Illinois	113,000	Owned
Tinley Park (Chicago), Illinois	70,000	Owned
Kansas City, Missouri	75,000	Owned
North Brunswick, New Jersey	99,000	Owned
Long Island City, New York	155,000	Leased
Columbus, Ohio	114,000	Owned
Fort Washington, Pennsylvania	105,000	Leased
North Irving (Dallas), Texas	95,000	Leased
Houston, Texas	101,000	Owned
Arlington (Washington, D.C.) Virginia	86,000	Leased
Federal Way (Seattle), Washington	102,000	Owned
Calgary, Alberta, Canada	70,000	Leased

In addition to the undergraduate programs that are taught at these campuses, Keller graduate degree programs and Becker CPA Review programs are also available at some sites.

In July 2006, there were 58 DeVry University Centers throughout the United States either in operation or planned to be opened in the coming months. Undergraduate degree programs are offered at 50 of these centers. DeVry plans to open six to eight new DeVry University Center locations in fiscal 2007.

DeVry University Centers are established in convenient metropolitan locations in modern buildings. These teaching centers, which mostly range in size from approximately 5,000 to 20,000 square feet, include classrooms, computer labs with Internet access, reference materials, admissions and administrative offices. Teaching centers have an information center designed to enhance students’ success and support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; popular business periodicals; videos of selected courses; and access to numerous electronic data-bases.

Examples of smaller DeVry University Centers include those in Scottsdale, Arizona (4,000 square feet); Waukesha, Wisconsin (4,800 square feet); and Kansas City, Missouri (5,200 square feet). Larger DeVry University Centers include Chicago, Illinois (16,050 square feet); Columbus, Ohio (16,200 square feet); Colorado Springs, Colorado (17,500 square feet); and Las Vegas, Nevada (18,500 square feet).

MEDICAL AND HEALTHCARE

Ross University

The medical school’s basic science instructional facilities are located on an approximately 27 acre campus on the Caribbean island of Dominica. Approximately 16 acres are occupied under lease. An additional 11 acres were purchased in fiscal 2004 to facilitate expansion of instructional facilities and student housing.

In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose lab, library and learning resource center, offices, bookstore, cafeteria and recreational space. Classrooms and laboratories are furnished with state of the art audio-visual equipment. During fiscal 2004, a new 33,000 square foot multi-purpose building that includes a 308 seat auditorium, problem-based learning labs and faculty offices was completed and put into service. A new 21,000 square foot facility with a 300 seat classroom, patient simulator labs and a patient exam center was also completed and put into service. During fiscal 2005, the medical school refurbished 78 housing units that occupied part of the land acquired in the previous fiscal year. The refurbished housing units are being used for students and visiting faculty. During fiscal 2006 a new 408 seat auditorium was constructed in a leased facility to be utilized in September 2006.

The veterinary school’s pre-clinical instructional facilities are located on a 50 acre site in St. Kitts. Ross University owns 27 acres including a five acre parcel of land acquired in fiscal 2004 to facilitate campus expansion. The remaining 23 acres are pasture land leased from the government under a long-term lease. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary, livestock barns and a paddock. In 2005, additional emergency backup electrical generating capacity was added, and construction began on a 150 bed housing facility for first semester students. Estimated completion of the housing units is mid-2007. Plans are being finalized for the construction of a new 150-seat classroom building to further increase student capacity.

Dominica Management, Inc., Ross University’s administrative services provider, is located in approximately 18,000 square feet of leased office space in Edison, New Jersey.

Chamberlain College of Nursing

Chamberlain leases approximately 55,000 square feet of space in a hospital facility located in St. Louis, Missouri. The Chamberlain facilities include classrooms, dormitory space and administrative offices.

PROFESSIONAL and TRAINING

Becker Professional Review is headquartered at the DeVry’s corporate headquarters in Oakbrook Terrace, Illinois. In addition to this main administrative center, Becker leases approximately 8,300 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases approximately 3,500 square feet of space in Melville, New York for its eastern regional sales and administrative staff.

CPA and CFA review classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered on several DeVry University undergraduate campuses and at DeVry University Centers where the location and facility availability are appropriate.

CORPORATE

DeVry’s administrative offices are located in approximately 123,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois, a suburb of Chicago. In addition, it leases more than 50,000 square feet in an adjacent building for a data center, additional office space and storage.

In fiscal 2005, DeVry purchased a 108,000 square foot building in Naperville, Illinois, a nearby suburban location, to house its expanding online operations. With the relocation of staff associated with the online operations to the Naperville facility and the relocation of some administrative functions to a nearby underutilized campus, space requirements in the Oakbrook Terrace headquarters were reduced in 2006.

DeVry’s leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases contain provisions giving DeVry the right to renew its lease for additional periods at various rental rates, though generally at rates higher than are currently being paid.

ITEM 3 — LEGAL PROCEEDINGS

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University’s Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of DeVry’s fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs’ attorneys. This subsequent action was stayed pending the outcome of the Gardner matter. The parties have now reached a settlement which is in the process of being implemented as former students elect whether to participate in the settlement. The total amount to be paid out will depend on how many former students elect to participate in the settlement.. The settlement amount is within the amount previously reserved for this matter.

In November 2000, Afshin Zarinebaf, Ali Mousavi and another graduate of one of DeVry University’s Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois, that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff Mark Macenas, a then-current student in another curriculum from a second Chicago-area campus. In September 2005, the court denied the plaintiff’s motion for class action certification in its entirety and the case was dismissed by the court. The remaining pending claims by each of the named defendants were resolved by payment of less than $25,000 in June 2006.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student claims that the dismissal was based upon her handicap and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Ross University filed a motion to dismiss the suit which was denied and discovery will proceed.

Sierra Bay Contractors, the contractor that built the student dormitory building on the DeVry University Fremont, California campus has placed a lien on the site and filed a counterclaim to DeVry’s claim for contract breach, alleging that DeVry has failed to pay for extra work done in building the dormitory. In addition, some of the sub-contractors have also filed liens on the site, seeking additional payments owed to them by the general contractor. The total amount claimed for the extra work is approximately $3.0 million. Discussions are underway to try and resolve these claims. Additional costs of construction, if any, arising from the settlement of these claims would be capitalized as a part of the cost of the building construction and would not result in any immediate additional expense. Accordingly, no accrual has been made for this claim.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in the California state district court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to federal court, and a motion to dismiss was filed. The motion to dismiss was denied, and discovery is proceeding.

The total accrual for the resolution of all pending legal claims and for final payment on claims previously resolved was approximately $1.6 million at the end of fiscal 2006.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry does intend to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of DeVry’s security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience

Dennis J. Keller Director and Board Chair, DeVry Inc.	65	Mr. Keller co-founded Keller Graduate School of Management in 1973. From the inception of DeVry, Mr. Keller has been Chair of the Board. Mr. Keller previously held the position of Chief Executive Officer. In November 2002 he became Co-Chief Executive Officer with Ronald Taylor until July 2004.
Ronald L. Taylor Director and Chief Executive Officer, DeVry Inc.	62	Mr. Taylor co-founded Keller Graduate School in 1973 and has been a director since its inception. Mr. Taylor was Dean of Keller Graduate School from its inception until 1981, when he became President and Chief Operating Officer of KGSM. Mr. Taylor became Co-Chief Executive Officer of DeVry in November 2002 and was appointed Chief Executive Officer in July 2004.

Name, Age and Office		Business Experience

Daniel M. Hamburger President and Chief Operating Officer, DeVry Inc.	42	Mr. Hamburger joined DeVry in November 2002 as Executive Vice President with responsibility for DeVry’s online programs and Becker Professional Review division. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry. Prior to joining DeVry, Mr. Hamburger was Chairman and Chief Executive Officer of Indeliq, a developer of simulation-based training software, which merged with Accenture Learning in 2002. From 1998 to 2000, he was President of W.W. Grainger’s Internet Commerce Division.
David Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	49	Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes from July 2001 to October 2005.
Thomas C. Shepherd Executive Vice President, DeVry Inc. and President, Ross University	56	Dr. Shepherd joined DeVry in October 2004 as President of Ross University. Prior to joining DeVry, Dr. Shepherd was President of Bastyr University, a Washington based university with offerings in healthcare education. He also co-founded Royale Healthcare, a hospital management company, and has served in senior management roles for several hospitals and healthcare facilities.
Paul Eppen Senior Vice President and Chief Marketing Officer, DeVry Inc.	43	Mr. Eppen joined DeVry in April 2004 as a Senior Vice President and Chief Marketing Officer. In 2005, Mr. Eppen assumed additional responsibility for public relations and alumni outreach. Prior to joining DeVry, Mr. Eppen held similar positions at True Green Companies, a division of Service Master from May 2001, and at Conseco Direct from June 1998. He has also held senior marketing positions with New York Life Ins. Co and Spiegel.
Richard M. Gunst Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	50	Mr. Gunst joined DeVry in July 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry, Mr. Gunst served as Senior Vice President and Chief Financial Officer of Sagus International and ConAgra Foods. He was also Chief Financial Officer of Quaker Foods and Beverages.
Norman M. Levine Senior Vice President, DeVry Inc.	63	Mr. Levine has been with DeVry since 1982 and served as its Chief Financial Officer from 1989 through July 2006. He became a senior vice president in January 2001, assuming the added responsibility for the Company’s tax planning and compliance. In 2005, Mr. Levine assumed additional responsibility for the Company’s investor relations efforts.

Name, Age and Office		Business Experience

Sharon Thomas Parrott Senior Vice President, Government and Regulatory Affairs and Chief Compliance Officer, DeVry Inc.	56	Ms. Thomas Parrott joined DeVry in 1982 after several years as an officer in the U.S. Department of Education’s Office of Student Financial Assistance. She served DeVry in several student finance positions and later assumed responsibility for corporate communications and government and public relations. In her current position, she is responsible for implementing and maintaining DeVry’s corporate and government compliance program. She is also responsible for managing relations with key external audiences, including government officials, education policymakers and legislators.
Patrick L. Mayers Senior Vice President, Academic Affairs, DeVry Inc. and Dean, Keller Graduate School of Management	66	Dr. Mayers joined Keller Graduate School of Management in 1978 as Dean of Academic Affairs. Dr. Mayers served as Vice President of Academic Affairs for Keller Graduate School until 1997 at which time he became Vice President of Academic Affairs for the DeVry Institutes. In 2002, Dr. Mayers was promoted to Vice President of Academic Affairs for DeVry University and now also serves as the Dean of Keller Graduate School. In June 2005, Dr. Mayers was promoted to Senior Vice President.
Jack L. Calabro Vice President, Human Resources, DeVry Inc.	64	Mr. Calabro joined DeVry in 1999 as Vice President of Human Resources. Prior to joining DeVry, Mr. Calabro was Vice Chancellor of Human Resources at City Colleges of Chicago and Vice President of human resources at Helene Curtis Industries.
Harvey Leffring Vice President, Chief Information Officer, DeVry Inc.	54	Mr. Leffring joined DeVry in January 2006 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Leffring was the Chief Information Officer at Siegel Robert Automotive and also at Archibald Candy Corp.
Steven Riehs Vice President and General Manager, Online Operations, DeVry Inc.	46	Mr. Riehs joined DeVry in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. Prior to joining DeVry, Mr. Riehs was Chief Executive Officer of BrainX, Inc., an education software company; Vice President in the medical division of Kaplan Educational Centers and Vice President and Chief Operating Officer of Compass Medical Education Network.
Thomas J. Vucinic Vice President, DeVry Inc. and President, Becker Professional Review	59	Mr. Vucinic has been the President of Becker Professional Review since July 2006 and General Manager since 1997. Prior to that, Mr. Vucinic was DeVry’s director of financial planning and analysis.

Name, Age and Office		Business Experience

David M. Webster Vice President, General Counsel, and Corporate Secretary, DeVry Inc.	56	Mr. Webster joined DeVry in April 2005 as its General Counsel and Corporate Secretary. Prior to joining DeVry, Mr. Webster was Senior Vice President and General Counsel at Hawaiian Airlines and was of counsel at the law firm of Butler Rubin Saltarelli & Boyd. Mr. Webster has previously been General Counsel of A.T. Kearney, a partner in the law firm of Winston & Strawn, and has held positions in the U.S. Arms Control and Disarmament Agency and the Federal Bureau of Investigation.
Patrick J. Unzicker Corporate Controller, DeVry, Inc.	35	Mr. Unzicker joined DeVry in March 2006 as its Corporate Controller. Prior to joining DeVry, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc. Mr. Unzicker previously served as Vice President of Finance at Galileo International.

PART II

ITEM 5 —	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

DeVry’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.”

The following table sets forth the high and low sales price information by quarter for the past two years as reported in the consolidated transaction reporting system.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low

First Quarter	$20.92	$17.40	$27.74	$17.09
Second Quarter	24.84	19.00	20.83	13.05
Third Quarter	24.68	18.50	19.35	15.45
Fourth Quarter	27.75	21.25	24.48	18.55

(b)	Approximate Number of Security Holders

There were 622 holders of record of DeVry’s common stock as of August 15, 2006. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.

(c)	Dividends

DeVry is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries’ debt agreements, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2006 to fund its current operations, reinvest in capital equipment as appropriate, reduce outstanding debt and remain in full compliance with the covenants in its debt agreements. DeVry has not paid any dividends on its common stock to-date. From time to time, the board of directors will review DeVry’s dividend policy. Any payment of dividends will be at the discretion of the board of directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the board of directors deems relevant.

ITEM 6 —	SELECTED FINANCIAL DATA

Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 93 of this report.

ITEM 7 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

DeVry ended fiscal year 2006 with a continuation of the improving trends seen throughout the past year. Revenues increased by 7.9% and operating profits more than doubled in fiscal 2006 with all three of DeVry’s business segments contributing to these gains. Revenue growth combined with cost control produced net income for fiscal 2006 of $43.1 million. Earnings per share of $0.61 was a significant increase compared to $0.26 per share in fiscal 2005.

Both financially and operationally, DeVry made progress in executing its strategic growth plan. Such accomplishments include:

•	In July 2005, DeVry acquired Gearty CPE, a provider of continuing professional education programs and seminars in accounting and finance, enabling Becker Professional Review to efficiently enter the continuing professional education marketplace.

•	Through improved execution in marketing and recruiting, DeVry continued to build momentum in new student growth. Summer 2006 enrollment at DeVry University was the fifth consecutive class that experienced positive undergraduate new student growth.

•	During fiscal 2006, DeVry University expanded the number of programs offered online, including bachelor’s degree programs in Game and Simulation Programming, Network and Communications Management and a new finance concentration within the bachelor of business administration degree. In addition, associate degrees in Accounting Technology and Health Information Management were also offered online.

•	In 2005, DeVry increased its admission and progression requirements at Ross University to ensure quality outcomes for its students. Ross University also enhanced its marketing activities and customer service efforts. As a result, growth accelerated and Ross University achieved three terms of solid new student enrollment growth in fiscal 2006.

•	Becker Professional Review posted solid financial results in fiscal 2006, with a record $54 million in revenue, largely attributable to continued strong demand for accounting professionals.

•	Free cash flow generation increased from 2005 and was used to invest in operations and reduce debt. DeVry paid down $100 million in debt during fiscal 2006, and an additional $40 million in July 2006.

•	DeVry undertook careful succession planning, making significant investments to enhance its human capital and position it for future growth. DeVry announced the planned transition of Ronald L. Taylor from Chief Executive Officer to senior advisor, effective at its annual meeting on November 15, 2006. Daniel Hamburger, DeVry’s current President and Chief Operating Officer will assume the responsibility of Chief Executive Officer. During the last eighteen months, DeVry also appointed a new Chief Financial Officer, General Counsel, Chief Information Officer, President of DeVry University and several other senior manager positions.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for both the current and two previous fiscal years. Percents may not add due to rounding.

	Fiscal Year
	2006	2005	2004
		Restated	Restated

Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	53.7%	56.5%	53.8%
Student Services & Admin. Exp	38.3%	39.6%	35.7%
Interest Expense	1.2%	1.2%	1.0%

Total Costs and Expenses	93.2%	97.2%	90.5%

Income Before Income Taxes and Cumulative Change in Accounting	6.8%	2.8%	9.5%
Income Tax Provision	1.7%	0.7%	2.8%

Income Before Cumulative Effect of Change in Accounting	5.1%	2.1%	6.7%
Cumulative Effect of Change in Accounting	—	0.2%	—

Net Income	5.1%	2.3%	6.7%

DeVry’s financial performance in fiscal 2006 improved from the results of the previous fiscal year. Fiscal year 2005 and 2004 results have been restated for the adoption of Statement of Financial Accounting Standard No. 123 (revised 2004), Share-based Payments (“SFAS 123(R)”), using the modified retrospective approach as discussed in Note 3 to the Consolidated Financial Statements.

FISCAL YEAR ENDED JUNE 30, 2006 VS. FISCAL YEAR ENDED JUNE 30, 2005

REVENUES

Total consolidated revenue for fiscal 2006 of $843.3 million increased $62.0 million, or 7.9%, as compared to last year. Revenues are reported net of tuition refunds applicable to students who withdraw from the academic term for which they are enrolled during the period specified by the refund policy. Revenue increased at all three of DeVry’s business segments primarily due to new student enrollment growth and tuition and price increases as compared to the year ago period. In addition, revenue increased due in part to higher sales of Becker CPA review materials, the expanding sale of eBooks and higher interest revenue on investments and on undergraduate accounts receivable under DeVry’s student financing program.

DeVry University

In the DeVry University segment, revenues of $677.2 million increased by $31.6 million, or 4.9%, as compared to fiscal 2005. Tuition revenues are the largest component of total revenues in the DeVry University Segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Declined by 4.8% from summer 2004 to summer 2005;

•	Declined by 2.3% from fall 2004 to fall 2005; and

•	Increased by 1.2% from spring 2005 to spring 2006.

New undergraduate enrollment by term:

•	Increased by 7.3% from summer 2004 to summer 2005;

•	Increased by 6.4% from fall 2004 to fall 2005;

•	Increased by 16.4% from spring 2005 to spring 2006; and

•	The summer 2006 term marked the fifth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment:

•	Increased by 8.2% during the six sessions of fiscal 2006; and

•	Increased by 10.3% from the July 2005 session to the July 2006 session.

Tuition rates:

•	Undergraduate program tuition increased by approximately 5% in July 2005; and

•	Graduate school program tuition increased by approximately 5% for the September 2005 session following a similar increase in January 2005.

DeVry believes that the increasing undergraduate new student enrollments in fiscal 2006 were the result of better integration of marketing and recruiting functions, an improved overall marketing communication plan and better management of lead flow. Also, management believes that demand for technology graduates continues to improve, positively influencing career decisions of new students towards this field of study. Further diversification of programs has offered another avenue for enrollment growth. DeVry University announced a new online specialty within its bachelor of science in technical management degree program, called Health Information Management (“HIT”). This new specialty provides an opportunity for those who hold an associate degree in health information, such as graduates of DeVry’s HIT program, to move seamlessly to a bachelor’s degree and advance within this field.

DeVry believes that efforts at Keller to create new brand awareness through improved messaging have produced positive results and will continue to focus on further improvements in the future.

Also contributing to higher total revenues in the DeVry University segment was an increase in Other Education Revenue partly from sales of electronic textbook materials (“eBooks”).

In the first quarter of fiscal 2005, DeVry completed an agreement with Follett Higher Education Group (“Follett”) to manage the nine remaining U.S. DeVry University campus bookstores not already managed by Follett. As a result, reported bookstore sales revenue was lower than it had been in previous periods. However, DeVry University sales of eBooks in selected graduate and undergraduate online and on-site courses beginning in the latter part of fiscal 2005 has more than offset the reduction in revenues from the bookstores previously managed by DeVry University. DeVry reports the sale of eBooks at their full selling price which is a higher unit price sale than the commission income it reports on book and supply sales by Follett.

Further contributing to the increase in Other Educational Revenue were higher interest charges on undergraduate student accounts receivable which were generally higher in fiscal 2006 than they were in the prior year. These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD revolving charge plan for financing students’ education. These charges generated approximately $2.4 million more in student financing charges in fiscal 2006 than in the prior year.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates is a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University Centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.

Professional and Training

In the Professional and Training segment, revenues reached a record high of $54.0 million, increasing by $9.6 million, or 21.6% from fiscal 2005. The primary reason for the increase was increased enrollment in the Becker Professional Review’s CPA review courses and from increased sales of CPA review courses on CD-ROM. Management believes that these increases are being driven by the continued demand for CPAs by accounting and consulting firms. Further contributing to growth in this segment was increased enrollment in the Stalla CFA review course in preparation to the administration of the Level 1 exam which was administered in December and June. This is only the second year in which Level 1 of the exam has been offered in December.

To further strengthen Becker Professional Review results in future periods, Becker hired a new director of international operations and two directors of business operations responsible for sales and marketing of all Becker products in Canada and in the heavily populated east coast market.

In July 2005, DeVry completed the acquisition of Gearty CPE. Gearty CPE is a provider of continuing professional education programs and seminars in accounting and finance, predominantly serving customers in the New York/New Jersey metro area. The acquisition complements the Becker Professional Review CPA exam review business. The acquisition is being integrated into the Becker operations in other appropriate markets across the country but has not yet contributed significantly to the revenues or operating income of the Professional and Training segment.

Medical and Healthcare

In the Medical and Healthcare segment, revenues of $112.1 million increased by approximately $20.8 million, or 22.7%, in fiscal 2006 as compared to last year. Included in this segment are $5.3 million in revenues for fiscal 2006 at Chamberlain as compared to $1.1 million for fiscal 2005. DeVry acquired Chamberlain in March 2005.

Ross University revenues increased by approximately $16.6 million, or 18.4%, as compared to the prior year. The revenue gain is attributable to a 13.2% increase in total student enrollments with the May 2006 semester and a tuition price increase of approximately 5% effective with the September 2005 semester, and a price increase of slightly less than 8% in January 2005. New and total student enrollments at Ross University increased in both the January and May 2006 semesters, reversing a decline in enrollment in the September 2005 semester. To prepare for future enrollment growth, medical school student capacity is being expanded with the leasing of additional space adjacent to the campus to be used as another auditorium for approximately 400 students.

Revenue from Other Sources

During fiscal 2006, Other Educational Revenue increased by $14.2 million, or 32.6%, to $57.7 million as compared to the prior year. This line item consists of the sale of books and supplies in connection with DeVry’s educational programs, including the commission income earned from Follett; the sale of Becker CPA Review course materials on CD-ROM; and the sale of other CPA and CFA review study materials. Other components of Other Educational Revenue are application and other non-refundable student fees; and interest or payment deferral charges on students’ outstanding accounts receivable balances as discussed above.

Interest Income on DeVry’s short-term investments of cash balances increased by $3.1 million. The increase is due to generally higher levels of short-term investments and higher short-term interest rates for these investments as compared to the prior year.

COSTS AND EXPENSES

SFAS 123R

DeVry adopted SFAS 123(R) effective with the start of the first quarter of fiscal 2006. Financial results for fiscal years 2005 and 2004 have been restated to reflect the modified retrospective approach of adoption. Accordingly, expenses relating to stock-based awards have been included in the various expense categories for both years as appropriate.

SFAS 123(R) establishes the accounting for stock-based awards issued in exchange for employee services. To-date, all of DeVry’s stock-based awards have been granted in the form of stock options. Stock based compensation is measured at the grant date of the option, based on the fair value of the award. The fair value is recognized as expense over the employee’s requisite service period which is the period over which these options vest.

From the beginning of fiscal 2005, DeVry’s stock-based awards were valued using a binomial model. Previously, these awards were valued using the Black-Scholes model for purposes of pro forma disclosure pursuant to SFAS 123 and SFAS 148. The binomial model requires estimates of several important factors, e.g. expected life of an option, stock price volatility, risk-free rate of return, forfeiture rate for options granted and the stock dividend yield. The expected life of an option takes into account the contractual term of the option and the effects of the employees’ expected exercise and post-vesting employment termination behavior. DeVry has granted stock options to hundreds of employees over a period of time that extends back longer than the maximum ten-year contractual life of most of its option awards and, therefore, has a history upon which estimates of the expected life of the option and the forfeiture rate can be based. DeVry’s stock has been publicly traded since 1991 and, therefore, there is a history upon which estimates of future stock price volatility can be determined. In making its determination of the appropriate estimates, and for computing the actual valuation in a binomial model, DeVry engaged the assistance of an independent professional actuarial service.

Cost of Educational Services

DeVry’s Cost of Educational Services increased by $11.1 million, or 2.5%, from fiscal 2005. The largest component of Cost of Educational Services is the cost of faculty and the staff that supports educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

During fiscal 2006, cost increases were incurred in support of the higher number of DeVry University Centers and expanding online program enrollments. For the spring 2006 term, courses were being offered at eight new DeVry University locations compared to a year-ago, and the number of online coursetakers increased by approximately 46% from last year to 28,912. Also contributing to the higher cost of educational services was an increase in the provision for doubtful accounts, primarily in the DeVry University undergraduate operations, as student receivables increased from last year through the summer and fall semesters. However, at the start of the spring semester in March 2006, the timeliness of receivable collections improved from prior periods as the result of internal process improvements which partially offset the increase in accounts receivable and the provision for doubtful accounts during the first part of the year.

Partially offsetting these increases were the wage savings from workforce reductions implemented last year and continued spending restraint in operations during fiscal 2006. Included in fiscal 2005 Cost of Educational Services was a $6.7 million workforce reduction charge, principally at DeVry University and $0.4 million of severance related costs associated with DeVry’s agreement with RCC College of Technology for the final phases of the teach out of the Toronto-area campus programs. There are no corresponding charges for workforce reductions in fiscal 2006. Further savings in Cost of Educational Services were generated by $2.8 million of lower expense attributed to stock-based awards as fewer new option grants have been issued this year compared to last year.

Also, lower capital spending during each of the past several years has resulted in $37.6 million of depreciation expense for fiscal 2006 compared to $42.4 million last year. Most depreciation expense is included in the Cost of Educational Services. Included in fiscal 2005 Cost of Educational Services was a $1.5 million impairment loss related to a DeVry owned building in the Denver, Colorado area which was sold in the current year.

Student Services and Administrative Expense

Student Services and Administrative Expense increased by $14.0 million, or 4.5%, from fiscal 2005. This expense category includes recruiting costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses. The increased cost primarily reflects efforts to generate higher new student enrollments in all of DeVry’s educational programs through improved and more efficient advertising and student recruiting. Admissions advisors have been added to support the growing online program enrollments and newly opened DeVry University Centers and at Ross University to offset the previous declines in new student enrollments. Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending. All new student recruitment expenditures are charged to expense as incurred.

Largely offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets related to acquisitions of businesses including, most recently, Ross University and Chamberlain

College of Nursing. Amortization expense is included entirely in the Student Services and Administrative Expense category. For fiscal 2006, amortization expense for finite-lived intangible assets was $9.9 million compared to $14.1 million in the year-ago period. Also, workforce reduction costs included in the Student Services and Administrative Expense category totaled $1.7 million in fiscal 2005. There are no corresponding workforce reduction program charges in the current year. In addition, expense attributed to stock-based awards included in the Student Services expense decreased by $5.9 million in fiscal 2006 as compared to fiscal 2005 as fewer new option grants were issued in fiscal 2006. These decreases helped to partially offset the increases in student recruitment spending.

OPERATING INCOME

DeVry University

The DeVry University segment generated operating income of $20.1 million in fiscal 2006 as compared to a $0.6 million operating loss in fiscal 2005. As discussed above, the improvement in operating income was the result of improving enrollments, higher tuition rates and controlled spending. DeVry realized additional savings from the consolidation of its online operations into a building in Naperville, Illinois, a nearby suburb to DeVry’s headquarters location. The acquisition of this building in fiscal 2005 permitted DeVry to relinquish some of its higher cost office space at the headquarters site. In addition, DeVry University’s Canadian operation, which included the teach out cost for the former undergraduate Toronto-area campuses in fiscal 2005, is no longer incurring further charges for the teach out activity. In fiscal 2005, DeVry University incurred operating losses of approximately $3.3 million at its Canadian operation. In the current year, the Canadian operations had a reduced operating loss of approximately $0.2 million.

Professional and Training

In the Professional and Training segment, operating income of $18.5 million was another record high, increasing $4.5 million from fiscal 2005. The increase in operating income is primarily due to increased revenue growth in fiscal 2006 as discussed above.

Medical and Healthcare

Operating income of $39.8 million for the Medical and Healthcare segment increased by approximately $7.3 million from fiscal 2005. At Ross University, which is the dominant portion of this segment, an increase in student enrollments in January and May 2006 and tuition increases combined to produce the higher revenues and operating income for fiscal 2006 compared to last year even as faculty, staff and facilities are being added to accommodate future enrollment growth.

INTEREST EXPENSE

Interest expense on DeVry’s borrowings was $10.2 million, an increase of $1.1 million from fiscal 2005. The increase in interest expense is due to increases in short-term interest rates partially offset by lower average borrowings during fiscal 2005. At June 30, 2006, the interest rate on DeVry’s Senior Notes was 6.38%, compared to 4.44% one year earlier.

INCOME TAXES

Taxes on income were 25.1% of pretax income for fiscal 2006, compared to 25.5% for fiscal 2005. The lower rate is primarily affected by the impact from stock-based compensation expense deductibility partially offset by the relative proportions of U.S. sourced income to income generated by Ross University as compared to the prior year. Earnings of Ross University’s offshore operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. We intend to indefinitely reinvest Ross University earnings and cash flow to eliminate the outstanding debt as of June 30, 2006, improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

FISCAL YEAR ENDED JUNE 30, 2005 VS. FISCAL YEAR ENDED JUNE 30, 2004

REVENUES

Total consolidated revenue for fiscal 2005 of $781.3 million declined from 2004 by $3.6 million, or 0.5%. Revenues are reported net of tuition refunds applicable to students who withdraw from the academic term for which they are enrolled during the period specified by the refund policy. Fiscal 2005 revenues increased in the Professional and Training segment, the Medical and Healthcare segment, and in the Keller Graduate School of Management operations of DeVry University. However, undergraduate enrollments at DeVry University were lower for each of the three semesters that began during fiscal year 2005, which had an adverse effect on overall financial results. The primary cause of decreased total enrollment was the continued decline in full-time technology students, principally at the large campus locations. Revenue also declined during fiscal 2005 because DeVry University outsourced campus bookstore operations, as discussed more fully below.

DeVry University

In the DeVry University segment, revenues of $645.6 million declined from fiscal 2004 by $20.1 million, or 3.0%. Tuition revenues are the largest component of total revenues in the DeVry University Segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Declined by 5.8% from summer 2003 to summer 2004;

•	Declined by 8.2% from fall 2003 to fall 2004; and

•	Declined by 6.8% from spring 2004 to spring 2005.

New undergraduate enrollment by term:

•	Increased by 0.9% from summer 2003 to summer 2004;

•	Declined by 5.8% from fall 2003 to fall 2004; and

•	Increased by 6.4% from spring 2004 to spring 2005.

Graduate coursetaker enrollment:

•	Increased by 7.8% during the six sessions of fiscal 2005; and

•	Increased by 11.3% from the July 2004 session to the July 2005 session.

Tuition rates:

•	Undergraduate program tuition increased by approximately 5% in March 2004 and another 5% in November 2004; and

•	Graduate school program tuition increased by approximately 5% for the January 2005 session

Total undergraduate enrollments were down during fiscal 2005 for two reasons. First, new student enrollments declined during fiscal 2003 and the latter part of fiscal 2002, leaving a smaller pool of existing students as we entered fiscal 2005. Second, a greater proportion of undergraduate students are working adults who typically enroll for less than a full academic load. Working adults contributed to the increased undergraduate enrollments at DeVry University Centers and in DeVry University Online, but those increases were insufficient to offset declining total undergraduate enrollments — primarily due to the shrinking field of recent high school graduates pursuing technology-based programs. To reverse the pattern of declining technology and full-time student enrollments, we initiated additional marketing efforts, which reduced the year-to-year decline from 30% to 3.5% over the course of three semesters.

The increase in part-time students (and concurrent decline in full-time students) had a direct effect on fiscal 2005 revenues. Part-time campus-based undergraduate students pay a lower tuition amount each term than full-time students. Therefore, the average tuition revenue per enrolled student has declined from previous years. The increased tuition rate described above partially offset the decline.

Another reason for the decline in DeVry University revenues in fiscal 2005 was that we outsourced management of campus bookstore and educational supply sales to Follett Higher Education Group, with Follett taking over sales on 14 DeVry campuses. During fiscal 2005, we completed an amended agreement calling for Follett to assume responsibility for bookstores at the remaining nine campus locations and at DeVry University Centers, and also to serve DeVry’s online student population. As a result of this transition, DeVry no longer reports sales revenue from our previously owned bookstores. Instead, we report the commission income DeVry receives on the sales Follett makes to DeVry University students. For fiscal 2005, revenues from the sale of books and educational supplies at DeVry University declined by approximately $8.6 million from fiscal 2004, reflecting both lower student enrollments and the outsourcing arrangement. Despite this decline in reported revenues, there has been no significant effect on income since the commissions DeVry earns from Follett approximate the profits the bookstores generated when DeVry managed them.

Professional and Training

In the Professional and Training segment, revenues of $44.4 million reached a record high, increasing by $8.1 million, or 22.5% from fiscal 2004. However, the primary reason for the increase was that revenues declined sharply during the third quarter of fiscal 2004 at Becker Professional’s CPA exam operations because of a change in the CPA exam schedule and format. In fiscal 2005, with the new format exam offered on a regular schedule in each calendar quarter, the number of exam takers (and enrollment in the Becker review course) rebounded sharply.

Effective July 1, 2004, Becker’s fiscal year was realigned from its previous April year-end to a June year-end to make it consistent with the fiscal year for the rest of DeVry.

Medical and Healthcare

Revenues of $91.4 million for the Medical and Healthcare segment include results of the Chamberlain College of Nursing from the acquisition date in March 2005. With approximately 450 students enrolled at the time of acquisition, Chamberlain revenues for the final three months of the fiscal year 2005 were approximately $1.1 million.

During fiscal 2005, Ross University revenues increased by approximately $7.2 million, or 8.7%, largely as a result of a tuition increase of slightly less than eight percent implemented in January 2005. However, revenues for the May semester, which are recognized partly in fiscal 2005 and partly in fiscal 2006, declined due to declining enrollment. Specifically, total enrollments at the medical and veterinary schools for the May 2005 semester declined by 8.5% from fiscal 2004 because of changes to admissions standards and stricter academic progress policies for continuing students.

Revenue from Other Sources

Other Educational Revenue declined by $3.6 million, or 7.7%, from fiscal 2004. These revenues consist primarily of the sale of books and supplies in connection with DeVry’s educational programs, including the commission income earned from Follett. Other components of Other Educational Revenue are the sale of Becker CPA Review course materials on CD-ROM; the sale of other CPA and CFA review study materials; application and other non-refundable student fees; and interest or payment deferral charges on students’ outstanding accounts receivable balances. Revenue declined because, as described above, Follett took over the operations of the DeVry University bookstores.

Interest Income on DeVry’s short-term investments of cash balances increased by $0.5 million during fiscal 2005. The increase is due to generally higher short-term interest rates for these investments and the fact that, unlike in fiscal 2004, DeVry used cash balances for investment earnings rather than to offset bank service fees.

COSTS AND EXPENSES

Cost of Educational Services

DeVry’s Cost of Educational Services increased by $19.2 million, or 4.6%, from fiscal 2004. The largest component of Cost of Educational Services is the cost of faculty and the staff that supports educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

Throughout fiscal 2005, DeVry maintained spending restraint and implemented cost reductions in areas that management believes did not affect the quality of student services. However, there have been cost increases to support the expanding number of DeVry University Centers and growth in DeVry University Online enrollments. Comparing spring 2005 to spring 2004, courses were being taught at eight more DeVry University Centers, and the number of online course takers increased by 79% to 19,759.

Fiscal 2005 Cost of Educational Services also includes approximately $6.7 million of expense related to workforce reductions, principally at DeVry University, that were initiated during the year. In addition, DeVry incurred workforce reduction costs of approximately $0.4 million under our agreement with RCC College of Technology for the final phases of the teach-out of the Toronto-area campus programs, which is described in Note 8 of the Notes to Consolidated Financial Statements.

Cost of Educational Services increased by $2.0 million in fiscal 2005 as compared to fiscal 2004 due to higher expense attributed to stock-based awards as the amount of new options granted during fiscal 2005 increased in comparison to fiscal 2004.

Additions to land, buildings, and equipment during fiscal 2005 were $42.9 million, as we continued to invest in new and improved laboratory and computer equipment, improve facilities for students and staff, and expand operations. As a result, depreciation expense — most of which is included in Cost of Educational Services — increased to $40.9 million. In addition, DeVry recognized a $1.5 million pre-tax impairment loss related to a building in the Denver, Colorado area that we acquired in 1999 as part of Denver Technical College. Although it is still used partly as classrooms and offices, this facility was offered for sale as it is no longer essential to DeVry’s operations, having largely been replaced by a new and larger campus serving the Denver market.

Student Services and Administrative Expense

Student Services and Administrative Expense increased by $28.8 million, or 10.3% from last year. Included in this expense category are the costs of new student recruiting, general and administrative costs, expenses associated with curriculum development and the amortization expense of finite-lived intangible assets related to acquisitions of businesses including, most recently, Ross University and Chamberlain College of Nursing. Amortization expense during fiscal 2005 included in this expense category was $14.1 million compared to $13.7 million last year.

The higher Student Services and Administrative expense also reflects greater efforts to generate more new student enrollments through increased advertising and student recruiting for all of DeVry’s educational programs, particularly the DeVry University undergraduate programs. Additional admissions advisors were added during the year at both DeVry University in support of its growing online operations and at Ross University’s medical and veterinary schools. All new student recruitment expenditures are charged to expense as incurred.

Management believes that reductions in technology field employment during the past several years has lessened applicant interest in these fields. Therefore, DeVry increased the level of recruitment activity to increase student enrollments, particularly at DeVry University. DeVry believes that increased and more effective expenditures for new student recruitment were largely responsible for the increase in new undergraduate student enrollment for the spring semester of fiscal 2005, which increased by 6.4% from the previous year. Costs of student recruitment efforts for the summer of fiscal 2006 are included in fiscal 2005.

Also contributing to the increase in Student Services and Administrative Expense is approximately $1.7 million related to workforce reductions that were initiated during fiscal 2005 affecting employees whose wages were included in this expense category.

Student Services and Administrative Expense increased by $4.2 million in fiscal 2005 as compared to fiscal 2004 due to higher expense attributed to stock-based awards as the amount of new options granted during fiscal 2005 increased in comparison to fiscal 2004.

During fiscal 2005 initial development work on the DeVry University new student information system was completed and the system was functionally deployed. This new student information system provides better support for the educational processes and related student services. In accordance with accounting principles for internal software development costs, certain wage and outside consulting costs were capitalized. Indirect expenses, such as training and employee communications, were charged directly to expense as incurred. During fiscal 2005, approximately $0.5 million was capitalized for this project. Since initial development work was substantially completed by fiscal 2005, no further amounts have been capitalized. Costs associated with further development and improvements to the system are being charged to expense as incurred. Cumulatively, a total of $20.6 million was capitalized for this project. All of the initial elements of the system have been placed into service and the capitalized costs are being amortized to expense over their estimated useful lives, not exceeding five years. For fiscal 2005, a total of $4.3 million of previously capitalized costs were amortized to expense. These amounts compare to $5.3 million that was capitalized during fiscal 2004 and $2.3 million of previously capitalized costs that were amortized to expense.

In addition to the new student information system, DeVry implemented a new budgeting and forecasting system in fiscal 2005 to better manage the costs associated with the growing size and complexity of our operations. Approximately $0.6 million of development costs were capitalized for this project during fiscal 2005.

One of DeVry’s directors is an investor in, and a director of, a consulting firm that we engaged to assist with system development projects, including the new student information system. Fees paid to this consulting firm were approximately $1.1 million during fiscal 2005 and $4.8 million during fiscal 2004.

OPERATING INCOME

DeVry University

The DeVry University segment recorded an operating loss of $0.6 million in fiscal 2005 as compared to $58.9 million of operating income in fiscal 2004. As discussed above, the primary cause of these lower earnings was a $20.1 million reduction in revenue resulting, in part, from reduced total undergraduate student enrollments and a higher proportion of part-time students. Higher enrollments and increased tuition at the Keller Graduate School partially offset the reductions at the undergraduate level. However, as discussed above, Cost of Educational Services and Student Services and Administrative Expense both increased.

Although we curtailed spending on undergraduate campuses as enrollments declined, significant fixed costs of operation, such as facility-related costs, cannot be reduced. Operating losses of approximately $3.3 million in DeVry University’s Canadian operations, which include the operating losses associated with the final shutdown of the Toronto-area campus and the teach-out agreement with RCC, were approximately $0.7 million higher than in fiscal 2004. Management believes that almost all costs associated with this shutdown have been recognized and operating results in Canada should improve in the future.

Professional and Training

In the Professional and Training segment, operating income of $13.9 million was a then-record high, more than doubling from fiscal 2004. In fiscal 2004, the CPA exam format and schedule of exam offerings was changed. Fewer candidates took the test, and thus, fewer candidates enrolled in the Becker CPA Review course. With the new CPA exam format and schedule effective for the entire 2005 fiscal year, enrollments and revenues rebounded.

Effective with the beginning of fiscal year 2005, the Becker business cycle and fiscal year, which had previously ended in April to match the old CPA exam period, was changed to align with the June 30 year-end of DeVry Inc. With the new, nearly continuous, exam administration schedule, management concluded that the historical Becker operating year is no longer appropriate. This shift was implemented and reported in the first quarter of fiscal 2005 as a Cumulative Effect of Change in Accounting equal to $1.8 million of after-tax income, or approximately $0.02 per share. Revenues and operating income for the Professional and Training segment in fiscal

2005 are reported for the same July through June period as the rest of DeVry uses. In fiscal 2004, revenues and operating income in this segment were reported for the period May 2003 through April 2004.

Medical and Healthcare

Operating income for the Medical and Healthcare segment increased by approximately $0.1 million from fiscal 2004. Chamberlain College of Nursing, which DeVry acquired at the end of the third quarter of fiscal 2005, contributed approximately $1.1 million of revenue during the fourth quarter, but had no significant effect on operating income.

Although revenues increased, operating margins at Ross University declined from 39.3% in fiscal 2004 to approximately 37.1% in fiscal 2005. There were three changes that, together, caused this decline. First, faculty wages increased and Ross had more faculty members. Second, additions and improvements to facilities at both the medical and veterinary schools resulted in an increase to depreciation expense of almost $1.3 million in fiscal 2005. Finally, Ross increased its marketing support and added several admissions counselors in response to the reduced enrollments in the last two terms of fiscal 2005, which increased student recruitment expense.

INTEREST EXPENSE

Interest expense on DeVry’s borrowings was $9.0 million, an increase of $1.2 million from fiscal 2004. Fiscal 2005 borrowing levels were generally lower, but the interest rate on DeVry’s borrowings is based upon short-term interest rates, which increased significantly during the year. At June 30, 2005, the interest rate on DeVry’s Senior Notes was 4.44%, compared to 2.42% one year earlier.

INCOME TAXES

Taxes on income were 25.5% of pretax income for fiscal 2005, compared to 29.8% for fiscal 2004. The effective tax rate declined because Ross University’s earnings made up a greater proportion of DeVry’s total earnings. Earnings of Ross University’s offshore operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. We intend to indefinitely reinvest Ross University earnings and cash flow to reduce outstanding debt, improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2006, describes in more detail the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

DeVry University tuition and technology fees, Ross University tuition for the basic science semesters, and Chamberlain College of Nursing tuition all are billed at the start of each academic term. The revenue is recognized ratably on a straight-line basis over that academic term. Revenue from Ross University clinical terms is recognized based upon the student’s weekly schedule of actual attendance. Refunds of tuition and other charges are reported as a reduction of revenues. Textbook and other educational supply sales, and commissions we receive on such sales by Follett, are recognized when the sale occurs.

Tuition revenue from Becker Professional Review is recognized ratably on a straight-line basis over the course term. Becker Professional Review self-study CD ROM and textbook and other educational product revenues are recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided.

Expense Recognition

Advertising costs are charged to expense in the period in which materials are purchased or services are rendered. Similarly, start-up expenses related to new operating locations and new curriculum development costs are charged directly to expense as incurred.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is determined by analyzing the current level of accounts receivable and loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We perform this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required.

Internally Developed Software

Selected costs associated with developing DeVry’s information technology systems have been capitalized in accordance with the rules on accounting for costs of computer software developed for internal use.

Land, Buildings, and Equipment

Fixed asset acquisitions are recorded at cost. Depreciation, including depreciation on capitalized software development costs, is computed on a straight-line basis over the estimated useful life of the asset.

Stock-Based Compensation

Effective with the start of fiscal 2006, stock-based compensation is recorded as compensation expense in accordance with SFAS 123(R). Financial results for fiscal years 2005 and 2004 have been restated to reflect the modified retrospective adoption. Accordingly, expenses relating to stock-based awards have been included in the various expense categories, as appropriate.

If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the prior period.

Impairment of Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management regularly compares the fair value of DeVry’s reporting units to their carrying value to identify potential impairment of goodwill. Similarly, management compares the fair value to the carrying value of intangible assets arising from business combinations. This assessment is performed annually, or more frequently if circumstances require, with the assistance of an independent professional valuation specialist. The valuation is based upon several factors, including estimates of future revenues and earnings and a discounted cash flow analysis for several future years, and includes other assumptions, such as future income tax and interest discount rates. Such estimates require significant judgment, and over future periods, actual results may differ from these estimates. Although management believes its estimates are appropriate, if earnings and/or cash flow are less than our projections indicate, or other assumptions underlying the analysis change significantly, DeVry could incur impairment charges in future periods.

At June 30, 2006, intangible assets from business combinations totaled $63.8 million, and goodwill totaled $291.1 million. Together these assets equal approximately 41% of total assets, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Income Tax Liabilities

DeVry recognizes income tax expense based upon income earned. However, some expenses, such as depreciation, may be recorded in one period for financial statement reporting but in the tax return for another period. These timing differences create deferred tax assets and liabilities that are recorded on the balance sheet to reflect the subsequent payment of these amounts. DeVry’s deferred tax items are regularly analyzed and valuation reserves are established as required when the realization of a deferred tax asset is in doubt.

Estimates and Assumptions

DeVry’s financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenues, and expenses whose exact amounts will not be known until future periods. Management and DeVry’s independent registered public accountants have discussed with the Audit Committee of the Board of Directors the critical accounting policies discussed above and the significant estimates included in the financial statements in this report. Although management believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the financial statements and could produce materially different results in the future.

DeVry’s financial statements reflect the following significant estimates and assumptions:

•	the method of revenue recognition across the academic periods;

•	the useful lives of equipment and facilities whose value is a significant portion of DeVry’s total assets;

•	the value and useful lives of acquired finite-lived intangible assets;

•	the value of indefinite-lived intangible assets;

•	the pattern of the amortization of finite-lived intangible assets over their economic life;

•	losses to be realized in the future on the collection of presently owed student receivable balances;

•	costs associated with any settlement of claims and lawsuits in which DeVry is a defendant;

•	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and

•	the value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal 2006 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University’s Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of DeVry’s fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs’ attorneys. This subsequent action was stayed pending the outcome of the Gardner matter. The parties have now reached a settlement which is in the process of being implemented as former students elect whether to participate in the settlement. The total amount to be paid out will depend on how many former students elect to participate in the settlement. The settlement amount is within the amount previously reserved for this matter.

In November 2000, Afshin Zarinebaf, Ali Mousavi and another graduate of one of DeVry University’s Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois, that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff Mark Macenas, a then-current student in another curriculum from a second Chicago-area campus. In September 2005, the court denied the plaintiff’s motion for class action certification in its entirety and the case was dismissed by the court. The remaining pending claims by each of the named defendants were resolved by payment of less than $25,000 in June 2006.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student claims that the dismissal was based upon her handicap and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Ross University filed a motion to dismiss the suit which was denied and discovery will proceed.

Sierra Bay Contractors, the contractor that built the student dormitory building on the DeVry University Fremont, California, campus has placed a lien on the site and filed a counterclaim to DeVry’s claim for contract breach, alleging that DeVry has failed to pay for extra work done in building the dormitory. In addition, some of the sub-contractors have also filed liens on the site, seeking additional payments owed to them by the general contractor. The total amount claimed for the extra work is approximately $3.0 million. Discussions are underway to try and resolve these claims. Additional costs of construction, if any, arising from the settlement of these claims would be capitalized as a part of the cost of the building construction and would not result in any immediate additional expense. Accordingly, no accrual has been made for this claim.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in the California state district court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to federal court, and a motion to dismiss was filed. The motion to dismiss was denied, and discovery is proceeding.

The total accrual for the resolution of all pending legal claims and for final payment on claims previously resolved was approximately $1.6 million at the end of fiscal 2006.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry does intend to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The pattern of cash receipts during the year is somewhat cyclical. DeVry’s accounts receivable peak immediately after bills are issued each semester. At DeVry University, the principal undergraduate semesters begin in July, November and March, but we offer shorter eight-week session courses that begin in September, January and May. These shorter sessions have the effect of somewhat smoothing the cash flow peaks throughout the year as they represent a new revenue billing and collection cycle within the longer semester cycle.

Collections of student receivables generally peak during the first half of each academic period, reaching seventy to eighty percent of collections for that entire period. These early collections exceed operating expenses for the semester so they provide sufficient cash flow for operations at the end of the semester when collections are lower.

Accounts receivable reach their lowest level at the end of the semester, dropping to their lowest point during the year at the end of June. This is when DeVry University undergraduate spring semester, the Keller Graduate School May term, and the student financial aid year all come to an end and substantially all financial aid for the previous 12 months has been disbursed. Ross University experiences a similar operating pattern, but its semesters begin in May, September and January, thus smoothing the cyclical pattern of cash flows from DeVry University. The Becker CPA Review operation historically had two major term starts per year, but the change to an on-demand CPA exam format beginning in April 2004 produced a new and somewhat smoother enrollment and cash flow pattern throughout the year.

At June 30, 2006, total accounts receivable, net of related reserves, were $46.6 million, compared to $39.2 million last year. Some of the higher receivables can be attributed to the revenue growth across our business segments. The largest receivables increase occurred at Becker, with a $4.0 million increase in net receivables driven by Becker’s strong 32% fourth quarter revenue gain versus last year and the impact of additional large public accounting firms with direct billing arrangements with inherently longer collection cycles. DeVry University and Keller Graduate School net receivables increased by $1.4 and $2.2 million, respectively. These increases are due to higher tuition rates, extended payment plans for the growing number of adult and military students at DeVry, and an increased proportion of part-time students whose financial aid eligibility is less than that of full-time students. Reserves for uncollectible accounts for both undergraduate and graduate student receivables were increased throughout the year to reflect DeVry’s collection experience on balances owed.

To reduce the level of interim student financing under the DeVry University undergraduate EDUCARD® program, many students participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose federal and state funded financial aid is not sufficient to cover all their costs of education. DeVry has entered into a limited default risk sharing arrangement for some of these loans. At June 30, 2006, DeVry had reserved for and recognized as expense the full amount of DeVry’s share of the default risk.

Financial Aid

DeVry is highly dependent upon the timely receipt of financial aid funds at DeVry University, Ross University and Chamberlain College of Nursing. Management estimates that approximately 70% of its DeVry University undergraduate students’ tuition, book and fee revenues have been financed by government-provided financial aid to students. Keller Graduate School collections from student participation in federal loan programs have increased during the past several years and are now approximately 75% of revenues. Ross University collections from student participation in federal loan programs are approximately 70% of revenues at both the medical and veterinary schools.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained in the future. In addition, government-funded financial assistance programs are governed by extensive and complex regulations in both the United States and Canada. Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against DeVry.

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At June 30, 2006, cash in the amount of $20.6 million was held in restricted bank accounts, compared to $13.9 million at June 30, 2005.

As described in more detail in “Item 1. Description of Business,” institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers equity, primary reserve, and net income ratios, with a minimum required score of 1.5. In 2004, DeVry received notice from the Department of Education that its financial responsibility ratios yielded a composite score of 1.4 for the year ended June 30, 2003. The primary reason for this deficient score was that the Department of Education calculation included intangible assets from the Ross University acquisition. Because of this deficiency, certain restrictions were imposed on DeVry University’s procedures for submitting requests for financial aid funds for its students. These restrictions did not require DeVry to significantly alter its existing practices.

DeVry’s composite score has exceeded the required minimum 1.5 since June 2004, so all restrictions on our operations have been lifted. Management has calculated DeVry’s composite score at June 30, 2006, and determined that it exceeds 1.5. Management believes DeVry can continue to demonstrate the required level of financial stability.

Cash from Operations

Cash generated from operations in fiscal 2006 was $90.8 million, compared to $87.0 million in fiscal 2005. While net income increased by $25.0 million compared to last year, cash generated from operations was only up $3.2 million. Higher cash flows from an increase in net income and deferred tuition revenue was partially offset by lower non-cash charges (such as depreciation, amortization, and the stock-based compensation charge). Also, partially offsetting some of the higher cash flow was a $17.8 million lesser source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued expenses and accounts payable from period to period are caused, in part, by the timing of the year-end relative to DeVry’s payroll and bill payment cycles.

Capital Expenditures

Capital spending on improvements, including instructional technology and expansion, is an integral component of DeVry’s operating strategy. Capital expenditures in fiscal 2006 were $25.3 million compared to $42.9 million in fiscal 2005 driven by lower spending at DeVry University. Over the past four years, DeVry has invested over $154 million for expansion, facility improvement, and the replacement and improvement of teaching and administrative equipment along with school laboratories for its educational program offerings.

For fiscal 2007, management expects capital expenditures to increase to a level more in line with prior years which is needed to support future growth. Although there are no new large DeVry University campus sites planned or under construction, there are further facility expansion plans at both the Ross University medical and veterinary schools. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

On September 7, 2006, DeVry sold its West Hills campus for $36 million. Proceeds from the sale will be used to pay income taxes attributed to the gain on the sale, closing costs, reduce debt and for general corporate purposes.

Lending Arrangements

In May 2003, in conjunction with its acquisition of Ross University, DeVry terminated its existing revolving loan agreement and entered into two new loan agreements: a revolving credit agreement with a group of banks, and senior notes held by a group of insurance company lenders. These vehicles provided funding for the Ross acquisition and now support DeVry’s ongoing working capital needs. All borrowings and letters of credit issued under the new agreements are through DeVry and Global Education International (“GEI”), an international subsidiary.

The following table summarizes the terms of the two agreements and their status as of June 30, 2006:

Revolving Credit Agreement, as amended in September 2005

	DeVry Inc.	GEI

Borrowing limit	$125 million, with option to increase to $200 million	$50 million
Interest rate	At DeVry’s discretion, either the prime rate or a Eurodollar rate plus 0.75% — 1.50%, depending upon the achievement of certain financial ratios.	At DeVry’s discretion, either the prime rate or a Eurodollar rate plus 0.75% — 1.50%, depending upon the achievement of certain financial ratios.
Maturity	July 1, 2009	July 1, 2009
Outstanding borrowings at June 30, 2006	$10 million	$0
Interest rate at June 30, 2006	Eurodollar rate plus 1.00%, or 6.35%	N/A
Outstanding letters of credit at June 30, 2006	$1,988,077	$0

Senior Notes

	DeVry Inc.	GEI

Borrowing limit	$75 million	$50 million
Interest rate	LIBOR 3 month rate plus 1.25%	LIBOR 3 month rate plus 1.25%
Maturity	April 30, 2010	April 30, 2010
Amount outstanding at June 30, 2006	$75 million	$40 million
Interest rate at June 30, 2006	LIBOR plus 1.25%, or 6.38%	LIBOR plus 1.25%, or 6.38%

Based upon DeVry’s total borrowing at June 30, 2006, a 1.0% increase in short-term interest rates would result in $1.25 million of additional annual interest expense.

Approximately $0.5 million of letters of credit issued under the revolving credit agreement support participation by DeVry University, Chamberlain School of Nursing, and Ross University in student financial aid programs. Most of the letters of credit expire in one year or less. No amount has ever been drawn under the letter of credit issued on behalf of DeVry.

DeVry and GEI are not required to repay any borrowings under the revolving credit agreement or under the senior note agreements until their respective maturity dates, but we can make prepayments without penalty at any time.

In July 2006, DeVry prepaid the $40.0 million GEI senior notes without penalty.

Other Contractual Arrangements

In the first quarter of fiscal 2004, DeVry entered into several interest rate cap agreements to protect approximately $100,000,000 of its current borrowings from sharp increases in the prevailing short-term interest rates. These agreements expired during the first quarter of fiscal 2006. DeVry intends to periodically evaluate the need for future interest rate protection in light of projected changes in interest rates and borrowing levels.

DeVry’s only long-term contractual obligations consist of its revolving line of credit, the senior notes, operating leases on facilities and equipment, and agreements for various services. At June 30, 2006, there were no required payments under DeVry’s borrowing agreements prior to their maturity. However, in the first quarter of fiscal 2007, DeVry prepaid $40 million of its long-term debt, and it may make additional prepayments during the remainder of fiscal 2007, but is under no contractual obligation to do so. Required payments under non-cancelable operating leases with a term in excess of one year are $40.6 million for fiscal 2007 and $39.4 million for fiscal 2008.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the now-expired interest rate cap agreements noted above. Under the terms of those interest rate cap agreements, DeVry did not incur any further payment liability beyond their original purchase price.

As of the end of the fiscal year, DeVry had posted more than $9.9 million of surety bonds to various governmental jurisdictions on behalf of DeVry University and Becker Professional Review in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.

A summary of DeVry’s contractual obligations at June 30, 2006, is presented below:

		Due In
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years
	(Dollars in thousands)

Long-term Debt	$125,000	$—	$125,000	$—	—
Operating Leases	$265,500	$40,600	$104,900	$47,600	$72,400
Employment Agreement	$8,100	800	$3,000	$1,400	$2,900
Other Long-term Obligations	—	—	—	—	—

Total Cash Obligations	$398,600	$41,400	$232,900	$49,000	$75,300

DeVry’s consolidated cash balances of $130.6 million at June 30, 2006, include approximately $69.0 million of cash attributable to the Ross University offshore operations. DeVry intends to indefinitely reinvest this cash and subsequent earnings and cash flow to eliminate GEI’s remaining outstanding debt, improve and expand facilities and operations of the Ross University, and pursue future business opportunities outside the United States. In accordance with this plan, cash held by Ross University will not be available for general corporate purposes.

Management believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility, will be sufficient to fund both DeVry’s current operations and current growth plans for the foreseeable future unless future significant investment opportunities, similar to the acquisition of Ross University, should arise.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 154 — Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. For DeVry, SFAS 154 is effective for accounting changes and corrections of errors made beginning in fiscal year 2007.

FIN 48 — Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for DeVry beginning in fiscal year 2008. DeVry is currently evaluating the impact of FIN 48.

ITEM 7A —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DeVry is not dependent upon the price levels, or affected by fluctuations in pricing, of any particular commodity or group of commodities. However, more than 50% of DeVry’s costs are in the form of employee wages and benefits. Changes in employment market conditions could cause DeVry to experience cost increases at levels beyond what it has historically experienced.

The financial position and results of operations of Ross University’s Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all Ross University financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 2.5% of our overall assets, and our Canadian liabilities constitute a similarly small percentage of our overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

DeVry’s customers are principally individual students enrolled in our various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenues or accounts receivable.

DeVry’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, DeVry has not experienced any deposit losses to date, nor do we expect to incur such losses in the future.

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon our borrowings at fiscal year-end, a 1.0% increase in short-term interest rates would result in $1.25 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

In the first quarter of fiscal 2004, DeVry entered into several interest rate cap agreements to protect approximately $100,000,000 of current borrowings from sharp increases in the prevailing short-term interest rates. These agreements expired during the first quarter of fiscal 2006. DeVry intends to periodically review further debt repayment and evaluate the need for future interest rate protection in light of projected changes in interest rates, borrowing levels, working capital, and investment requirements.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry and its subsidiaries are included below on pages 60 through 90 of this report:

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

ITEM 9 —	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A —	CONTROLS AND PROCEDURES

Principal Executive, CEO, and Principal Financial Officer, CFO, Certificates

The required compliance certificates signed by DeVry’s CEO and CFO are included as Exhibits 31 and 32 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed with the SEC is recorded, processed, summarized and reported within the time periods specified by the applicable rules.

DeVry has a Senior Vice President and Chief Compliance Officer to oversee all of its regulatory affairs, internal controls and compliance efforts, including those related to disclosure controls and procedures and those relating to internal control over financial reporting. In addition, DeVry has a Corporate Compliance Officer, reporting to this Senior Vice President to further enhance DeVry’s efforts in these important areas. DeVry has also engaged Deloitte & Touche LLP to work in conjunction with its own internal audit resources to conduct the testing and review that leads to management’s assessment of internal controls.

Evaluations required by Rule 13a — 15 of the Securities Exchange Act of 1934 of the effectiveness of DeVry’s disclosure controls and procedures as of the end of the period covered by this Report have been carried out under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that DeVry’s disclosure controls and procedures were effective as required, and have attested to this in Exhibit 31 of this Report.

Management’s Report on Internal Control Over Financial Reporting

The management of DeVry is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a — 15(f) of the Securities Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2006, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2006, its internal control over financial reporting was effective based upon these criteria.

Management’s assessment of the effectiveness of DeVry’s internal control over financial reporting as of June 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of fiscal year 2006 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

ITEM 9B —	OTHER INFORMATION

None.

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005
		Restated
	(Dollars in thousands)

ASSETS:
Current Assets:
Cash and Cash Equivalents	$130,583	$161,823
Restricted Cash	20,632	13,935
Accounts Receivable, Net	46,567	39,226
Inventories	133	164
Deferred Income Taxes, Net	13,700	17,142
Prepaid Expenses and Other	16,458	10,048

Total Current Assets	228,073	242,338

Land, Buildings and Equipment:
Land	67,756	68,013
Buildings	222,059	212,428
Equipment	245,360	234,201
Construction In Progress	9,057	15,813

	544,232	530,455
Accumulated Depreciation and Amortization	(271,306)	(243,688)

Land, Buildings and Equipment, Net	272,926	286,767

Other Assets:
Intangible Assets, Net	63,762	73,699
Goodwill	291,113	289,308
Perkins Program Fund, Net	13,450	13,290
Other Assets	3,158	4,633

Total Other Assets	371,483	380,930

TOTAL ASSETS	$872,482	$910,035

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$60,000	$50,000
Accounts Payable	39,677	30,681
Accrued Salaries, Wages and Benefits	35,600	34,071
Accrued Expenses	27,639	34,462
Advance Tuition Payments	16,584	14,685
Deferred Tuition Revenue	31,769	22,823

Total Current Liabilities	211,269	186,722

Other Liabilities
Revolving Loan	—	50,000
Senior Notes	65,000	125,000
Deferred Income Taxes, Net	12,564	15,949
Accrued Postemployment Agreements	5,594	6,352
Deferred Rent and Other	13,448	12,629

Total Other Liabilities	96,606	209,930

TOTAL LIABILITIES	307,875	396,652

COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 70,757,000 and 70,475,000 Shares Outstanding at June 30, 2006 and 2005, Respectively	708	706
Additional Paid-in Capital	122,430	113,571
Retained Earnings	441,893	398,840
Accumulated Other Comprehensive (Loss) Income	(424)	266

TOTAL SHAREHOLDERS’ EQUITY	564,607	513,383

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$872,482	$910,035

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2006	2005	2004
		Restated	Restated
	(Dollars in thousands except for
	per share amounts)

REVENUES:
Tuition	$781,813	$737,132	$737,546
Other Educational	57,700	43,530	47,173
Interest	3,785	642	166

Total Revenues	843,298	781,304	784,885

COSTS AND EXPENSES:
Cost of Educational Services	452,615	441,508	422,280
Student Services and Administrative Expense	323,010	309,013	280,204
Interest Expense	10,190	9,047	7,834

Total Costs and Expenses	785,815	759,568	710,318

Income Before Income Taxes and Cumulative Effect of Change in Accounting	57,483	21,736	74,567
Income Tax Provision	14,430	5,535	22,210

Income Before Cumulative Effect of Change in Accounting	43,053	16,201	52,357
Cumulative Effect of Change in Accounting, Net of Tax	—	1,810	—

NET INCOME	$43,053	$18,011	$52,357

EARNINGS PER COMMON SHARE
Basic
Income Before Cumulative Effect of Change in Accounting	$0.61	$0.24	$0.75
Cumulative Effect of Change in Accounting	—	0.02	—

Net Income	$0.61	$0.26	$0.75

Diluted
Income Before Cumulative Effect of Change in Accounting	$0.61	$0.24	$0.74
Cumulative Effect of Change in Accounting	—	0.02	—

Net Income	$0.61	$0.26	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2006	2005	2004
		Restated	Restated
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$43,053	$18,011	$52,357
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	4,339	13,011	6,789
Depreciation	37,616	42,353	40,836
Amortization	10,492	15,213	14,748
Provision for Refunds and Uncollectible Accounts	47,271	43,521	35,495
Deferred Income Taxes	(475)	(8,834)	3,914
(Gain) Loss on Disposals of Land, Buildings and Equipment	(260)	803	439
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(6,755)	(412)	595
Accounts Receivable	(55,123)	(54,267)	(39,340)
Inventories	45	3,131	1,034
Prepaid Expenses And Other	(5,467)	2,153	(3,153)
Perkins Program Fund Contribution and Other	12	(764)	654
Accounts Payable	9,172	2,852	8,483
Accrued Salaries, Wages, Expenses and Benefits	(4,055)	12,465	(685)
Advance Tuition Payments	1,888	(2,299)	6,251
Deferred Tuition Revenue	9,069	40	5,539

NET CASH PROVIDED BY OPERATING ACTIVITIES	90,822	86,977	133,956

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(25,265)	(42,909)	(42,808)
Net Proceeds from Sale of Land and Building	1,798	—	—
Payments for Purchases of Businesses, Net of Cash Acquired	(2,530)	(4,861)	(1,493)

NET CASH USED IN INVESTING ACTIVITIES	(25,997)	(47,770)	(44,301)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	3,598	1,091	2,631
Proceeds from stock issued under Employee Stock Purchase Plan	336	—	—
Excess Tax Benefit from Stock-Based Payments	532	581	471
Proceeds from Revolving Credit Facility	—	45,000	25,000
Repayments Under Revolving Credit Facility	(90,000)	(70,000)	(65,000)
Repayments Under Senior Notes	(10,000)	—	—

NET CASH USED IN FINANCING ACTIVITIES	(95,534)	(23,328)	(36,898)

Effects of Exchange Rate Differences	(531)	(283)	(1)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,240)	15,596	52,756
Cash and Cash Equivalents at Beginning of Year	161,823	146,227	93,471

Cash and Cash Equivalents at End of Year	$130,583	$161,823	$146,227

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid During the Year	$9,214	$7,063	$7,091
Income Taxes Paid During the Year, Net	24,103	7,450	22,471

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Restated for the period June 30, 2003 to June 30, 2005

	Common Stock			Accumulated
		Additional		Other
	Amount $.01	Paid-In	Retained	Comprehensive
	Par Value	Capital	Earnings	Income (Loss)	Total
	(Dollars in thousands)

Balance at June 30, 2003	$701	$67,288	$346,975	$703	$415,667
Adjustments to Beginning Balance for adoption of SFAS 123(R) (See Note 3)		21,674	(18,503)		3,171

Adjusted Balance at June 30, 2003	701	88,962	328,472	703	418,838
Comprehensive income:
Net income in 2004			52,357		52,357
Change in fair value of interest rate hedge				18	18
Foreign currency translation				(1)	(1)

Comprehensive income					52,374

Stock-based Compensation		6,175			6,175
Proceeds from exercise of stock options	3	2,628			2,631
Tax benefit from exercise of stock options		1,881			1,881

Balance at June 30, 2004	704	99,646	380,829	720	481,899
Comprehensive income:
Net income in 2005			18,011		18,011
Change in fair value of interest rate hedge				(30)	(30)
Foreign currency translation				(424)	(424)

Comprehensive income					17,557

Stock-based Compensation		12,350			12,350
Proceeds from exercise of stock options	2	1,089			1,091
Tax benefit from exercise of stock options		486			486

Balance at June 30, 2005	706	113,571	398,840	266	513,383
Comprehensive income:
Net income in 2006			43,053		43,053
Change in fair value of interest rate hedge				12	12
Foreign currency translation				(702)	(702)

Comprehensive income					42,363

Stock-based Compensation		4,339			4,339
Proceeds from exercise of stock options	2	3,596			3,598
Proceeds from stock issued under Employee Stock Purchase Plan		336			336
Tax benefit from exercise of stock options		588			588

Balance at June 30, 2006	$708	$122,430	$441,893	$(424)	$564,607

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements

NOTE 1:	NATURE OF OPERATIONS

DeVry Inc. (“DeVry”), through its wholly owned subsidiaries, including DeVry University, Dominica Management, Inc. (“DMI”), Becker CPA Review Corp. (d/b/a Becker Professional Review) and Ross University School of Nursing & Health Sciences operates an international system of degree-granting, career-oriented higher education schools and a leading international training firm.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering both undergraduate and graduate programs. Its DeVry undergraduate operations award associate and bachelor’s degrees in technology, healthcare technology and business. Keller Graduate School of Management of DeVry University awards master’s degrees in business administration, accounting and financial management, information systems management, human resource management, project management, public administration and telecommunications management. At June 30, 2006, DeVry University programs were offered at 23 large campus locations and 58 smaller teaching centers, all in the United States, except for one campus location in Canada and through DeVry University Online. Several additional DeVry University locations are planned to open in fiscal 2007.

DMI operates the Ross University School of Medicine and the Ross University School of Veterinary Medicine (collectively referred to as “Ross University”), with campuses in the Caribbean countries of Dominica and St. Kitts/Nevis, respectively. Ross University students complete their basic science curriculum in modern, fully equipped campuses in the Caribbean and complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with Ross University.

Becker Professional Review (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”) and Chartered Financial Analyst (“CFA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in more than 300 locations, including sites in 30 foreign countries and some DeVry University teaching sites.

Ross University School of Nursing & Health Sciences operates the Chamberlain College of Nursing (“Chamberlain”), (formerly Deaconess College of Nursing). Located in St. Louis, Missouri, Chamberlain offers associate and bachelor’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree or nursing diploma program. Non-clinical coursework is offered both on campus and online.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DeVry and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless indicated, or the context requires otherwise, references to years refer to the DeVry’s fiscal years.

The consolidated financial statements that are presented for the fiscal years ended June 30, 2005 and 2004, have been restated to reflect the adjustments necessary under the provisions of the modified retrospective application method of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payments” (“SFAS 123(R)”). SFAS 123(R) was adopted in the first quarter of fiscal 2006 (See Note 3).

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, commercial paper and bankers acceptances with original maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. These investments are stated at cost, which approximates market, due to their short duration or liquid nature. DeVry places its cash and temporary cash investments with high quality credit institutions. Cash and cash equivalent balances are generally in excess of the FDIC insurance limit. DeVry has not experienced any losses on its cash and cash equivalents.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

Management periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposits.

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most DeVry University, Ross University and Chamberlain students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

A significant portion of revenue is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs. These funds are either received subsequent to the completion of the authorization and disbursement process for the benefit of the student or just prior to that authorization. Restricted funds are held in separate bank accounts. Once the authorization and disbursement process to the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in DeVry’s current operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized, with no term being more than 16 weeks in length.

Revenue Recognition

DeVry University tuition and technology fee revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. Ross University is responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University students are charged to expense on the same basis. Chamberlain tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight-line fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. Reserves for uncollectible accounts are analyzed periodically in light of current collection and loss experience. Related reserves with respect to uncollectible accounts and refunds totaled $36,582,000 and $29,088,000 at June 30, 2006 and June 30, 2005, respectively.

Textbook sales and other educational product sales, including training services and the Becker CD-ROM product, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook and other educational product revenues are recognized when the sale occurs, generally at the start of each academic term. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. Also included in Other Educational Revenues are receivable interest billings from various student-

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

deferred tuition payment plans. Interest charges are generally billed monthly and are recognized when billed. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized into income when confirmation of course delivery is received.

DeVry defers DeVry University enrollment fee revenue. This deferred revenue is recognized in subsequent periods as student services are provided. Additionally, DeVry has elected to defer certain direct costs of activities associated with these fees, limited to the extent of the revenue deferral. These costs are subsequently amortized over the periods in which student services are provided. Similar enrollment fee revenue deferrals are recorded at Ross University and Becker. Since changes to the deferrals involve the recording of equivalent amounts of revenues and costs, net income is not affected.

Inventories

Inventories consist mainly of textbooks and educational materials on electronic media, electronics kits and supplies held for sale to students enrolled in DeVry’s educational programs. Inventories are valued at the lower of cost (first-in, first-out) or market.

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

Depreciation is computed using the straight-line method over estimated service lives. These lives range from five to 31 years for buildings and leasehold improvements, and from three to eight years for computers, furniture and equipment.

Business Combinations, Intangible Assets and Goodwill

Intangible assets relate mainly to acquired business operations (see “Note 5-Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed at the end of fiscal 2006. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 6-Intangible Assets” for results of DeVry’s required impairment analysis of its intangible assets and goodwill.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets with finite lives are amortized over their expected economic lives, generally five to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

DeVry expenses all curriculum development, new school opening and student recruiting costs as incurred.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal 2006. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2,562,000 and $2,722,000 at June 30, 2006 and 2005, respectively. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs

DeVry capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete, which are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets, were $3,120,000 as of June 30, 2004. There were no costs capitalized during fiscal 2006 and 2005. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,605,000 at June 30, 2006 and 2005, and $16,962,000 at June 30, 2004.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry’s current maturities and long-term debt (see “Note 10-Long-Term Debt”) bears interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry’s long-term debt approximates fair value.

Foreign Currency Translation

The financial position and results of operations of Ross University’s Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. The financial position and results of operations of DeVry’s Canadian operations are measured using the local currency as the functional currency. Assets and liabilities of the Canadian operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income. Transaction gains or losses during the years ended June 30, 2006, 2005 and 2004 were not material.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law. The Ross University operating subsidiaries on Dominica and St. Kitts/Nevis have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Also, DeVry intends to indefinitely reinvest existing cash balances, subsequent earnings and cash flow in Ross University or other business opportunities outside the United States. Accordingly, no provision for current income taxes is being recorded.

Guarantees

Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. DeVry has no liabilities recorded for these agreements of June 30, 2006 and 2005.

Derivative Instruments and Hedging Activities

DeVry has used derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to DeVry. DeVry does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring periodic settlements and high credit standards for its counterparties.

All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship. Any ineffectiveness in a hedging relationship is recognized immediately into earnings.

During the first quarter of fiscal 2004, DeVry entered into several interest rate cap agreements to protect approximately $100,000,000 of its current borrowings from sharp increases in short-term interest rates upon which its borrowings are based. These agreements expired during the first quarter of fiscal 2006. These interest rate cap agreements were designated as cash flow hedging instruments and were intended to protect the portion of DeVry’s debt that is covered by these agreements from increases in short-term interest rates above 3.5%. DeVry intends to periodically evaluate the need for interest rate protection in light of projected changes in interest rates and borrowing levels. These cap agreements were purchased at fair market values totaling $568,000. This cost was capitalized and amortized to earnings and recorded as interest expense over the 24-month term of the agreements.

The differences between the changes in fair value of the interest rate caps and the amount being amortized to earnings were reported as a component of Other Comprehensive Income. These amounts were reclassified and recognized into earnings over the 24-month term of the agreements. As of June 30, 2006, these cap agreements had expired so there is no effect on Accumulated Other Comprehensive Income in the Consolidated Balance Sheets. As of June 30, 2005, a $12,000 loss was recorded as Other Comprehensive Income in the Consolidated Balance Sheet. This represented the cumulative difference between the decline in the fair market value of the interest rate caps of $507,000 and the $495,000 expensed as interest during the term of the agreements. A gain of $12,000 and a loss of $30,000 were recorded as Other Comprehensive Income for the years ended June 30, 2006 and 2005, respectively. Interest expense of $73,000, $405,000 and $90,000 was charged to earnings for these interest rate caps for the years ended June 30, 2006, 2005 and 2004, respectively.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,595,000, 70,383,000 and 70,142,000 in 2006, 2005 and 2004, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 70,880,000, 70,591,000 and 70,757,000 in 2006, 2005 and 2004, respectively. Excluded from the June 30, 2006, 2005 and 2004 computations of diluted earnings per share were options to purchase 1,750,000, 2,915,000 and 1,107,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

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

Comprehensive Income

The differences between changes in the fair values of the cash flow hedging instruments described above in “Derivative Instruments and Hedging Activities,” and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amount recorded in Other Comprehensive Income is a gain of $12,000 for the year ended June 30, 2006, and a loss of $30,000 for the year ended June 30, 2005. DeVry’s only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were a loss of $702,000 for the year ended June 30, 2006, and a loss of $424,000 for the year ended June 30, 2005.

The Accumulated Other Comprehensive Income balance at June 30, 2006, is composed entirely of a cumulative translation loss of $424,000. At June 30, 2005, this balance is composed of a $12,000 loss related to the cash flow hedge and a cumulative translation gain of $278,000.

Advertising Expense

Advertising expenses are recognized as expense in the period in which materials are purchased or services are performed.

NOTE 3:	STOCK-BASED COMPENSATION

DeVry maintains six stock-based award plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of its common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. The Amended and Restated Stock Incentive Plan, the 1994, 1999, and 2003 Stock Incentive Plans and the 2005 Incentive Plan are administered by a Plan Committee of the board of directors. Plan Committee members are granted automatic, nondiscretionary annual options. The 1991 Stock Incentive Plan is administered by the board of directors. Options under all six plans are granted for terms of up to 10 years and can

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, compensation cost is recognized at the grant date for options issued to retirement eligible employees where the options vest upon retirement.

At June 30, 2006, 7,460,052 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. DeVry previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). DeVry elected to adopt the modified retrospective application method as provided by SFAS 123(R)and accordingly, amounts presented for the prior periods in the financial statements have been restated to reflect the fair value method of expensing options as prescribed by SFAS 123(R).

The following is a summary of options activity for the fiscal year ended June 30, 2006:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	($000)

Outstanding at July 1, 2005	3,814,339	$22.37
Options Granted	86,500	$21.73
Options Exercised	(269,994)	$13.49
Options Canceled	(202,634)	$24.92

Outstanding at June 30, 2006	3,428,211	$22.91	6.25	$4,740

Exercisable at June 30, 2006	2,416,843	$23.03	5.72	$3,479

The total intrinsic value of options exercised for the years ended June 30, 2006, 2005 and 2004 was $2,626,000, $4,033,000 and $6,548,000, respectively.

Prior to fiscal 2005, the fair value of DeVry’s stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model (“Black-Scholes model”). The Black-Scholes model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from DeVry’s stock option awards. This model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated grant date fair value.

Beginning with all options granted in the first quarter of fiscal 2005, the fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period, something that the Black-Scholes model does not consider. For these reasons, management believes that the binomial model provides a fair value that is more representative of actual experience and future expected experience than the value calculated in previous years, using the Black-Scholes model.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during fiscal years 2006, 2005 and 2004 were $10.12, $9.09 and

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

$17.07, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming no expected dividends and the following weighted average assumptions:

	Fiscal Year
	2006	2005	2004

Expected Life (in Years)	5.42	5.42	7.50
Expected Volatility	41.35%	41.35%	58.16%
Risk-free Interest Rate	3.82%	3.82%	3.75%
Pre-vesting Forfeiture Rate	4.00%	4.00%	—

The use of a pre-vesting forfeiture rate was not required in the Black-Scholes pricing model but is an important element of option valuation in the binomial model.

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. For fiscal 2006 and 2005, the expected life of newly granted options is based on projections more heavily weighted to current exercise patterns.

DeVry’s expected volatility is computed by combining and weighting the implied market volatility, its most recent volatility over the expected life of the option grant, and DeVry’s long-term historical volatility.

If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the previous period.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Cost of Educational Services	$1,388	$4,163	$2,172
Student Services and Administrative Expense	2,951	8,848	4,617
Income Tax Benefit	731	2,478	1,085

Net Stock-Based Compensation Expense	$3,608	$10,533	$5,704

As of June 30, 2006, $7.4 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options vested during the years ended June 30, 2006, 2005 and 2004 was approximately $5,300,000, $11,600,000 and $4,700,000, respectively.

There were no capitalized stock-based compensation costs at June 30, 2006 and 2005.

DeVry has a policy of issuing new shares of common stock to satisfy share option exercises.

As previously discussed, DeVry elected to adopt SFAS 123(R) under the modified retrospective application method. Management believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. Accordingly, the amounts presented in the financial statements for prior periods have been restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

The following table details the retroactive application impact of SFAS 123(R) on previously reported results, (dollars in thousands except per share amounts):

	For the Year Ended
	June 30, 2005		June 30, 2004
		As		As
		Previously		Previously
	Restated	Reported	Restated	Reported

CONSOLIDATED STATEMENTS OF INCOME:
Total Costs and Expenses	$759,568	$746,557	$710,318	$703,529
Income before Income Taxes and Cumulative Effect of Change in Accounting	21,736	34,747	74,567	81,356
Income Tax Provision	5,535	8,013	22,210	23,295

Income before Cumulative Effect of Change In Accounting	16,201	26,734	52,357	58,061
Net Income	$18,011	$28,544	$52,357	$58,061

EARNINGS PER COMMON SHARE:
Basic:
Income before Cumulative Effect of Change in Accounting	$0.24	$0.38	$0.75	$0.83
Net Income	$0.26	$0.41	$0.75	$0.83
Diluted:
Income before Cumulative Effect of Change in Accounting	$0.24	$0.38	$0.74	$0.82
Net Income	$0.26	$0.40	$0.74	$0.82

	For the Year Ended
	June 30, 2005		June 30, 2004
		As		As
		Previously		Previously
	Restated	Reported	Restated	Reported

CASH FLOW RELATED TO FISCAL YEARS ENDED JUNE 30, 2005 AND 2004
Net Income	$18,011	$28,544	$52,357	$58,061
Stock-Based Compensation Charge	13,011	—	6,789	—
Deferred Income Taxes	(8,834)	(5,775)	3,914	5,470
Net Cash Provided by Operating Activities	86,977	87,558	133,956	134,427
Excess Tax Benefits from Stock-Based Payments	581	—	471	—
Net Cash Used in Financing Activities	(23,328)	(23,909)	(36,898)	(37,369)

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

	June 30, 2005
		As Previously
	Restated	Reported

CONSOLIDATED BALANCE SHEETS
Deferred Income Taxes	$15,949	$21,408
Total Non-current Liabilities	209,930	215,389
Total Liabilities	396,652	402,111
Additional Paid-in Capital	113,571	73,372
Retained Earnings	398,840	433,580
Total Shareholders’ Equity	513,383	507,924

NOTE 4:	CHANGE IN ACCOUNTING — CHANGED FISCAL YEAR OF SUBSIDIARY

Prior to July 1, 2004, the accounts of Becker were consolidated based on an April 30 fiscal year end, which management believed was its natural year-end based on its then business cycle. As a result of a change in the CPA exam schedule, DeVry has aligned the Becker fiscal year end to that of DeVry Inc. The results of operations for the two-month period from May 1, 2004 through June 30, 2004, are included as a cumulative effect of change in accounting in the Consolidated Statements of Income for the first quarter of fiscal 2005. The cumulative effect of this change in accounting added $1,810,000, or $0.02 per share to net income for the first quarter of fiscal 2005. This amount is net of income tax expense of $1,189,000.

Net Income and basic and diluted earnings per share for the years ended June 30, 2005 and 2004 are set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented.

	Pro Forma
	Year Ended June 30,
	2005	2004
	(In thousands, except per share amounts)

Net Income	$16,201	$53,254
Earnings per Share:
Basic	$0.24	$0.76
Diluted	$0.24	$0.75

NOTE 5:	BUSINESS COMBINATIONS

Gearty CPE

In July 2005, DeVry signed a definitive agreement to acquire Gearty CPE for $2.0 million in cash. Gearty CPE, which operates in the New York/New Jersey metro area, is a provider of continuing professional education (CPE) programs and seminars in accounting and finance predominantly serving chief financial officers and controllers of Fortune 500 companies.

There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

Chamberlain College of Nursing

On March 24, 2005, Ross University School of Nursing and Health Sciences, a newly formed, wholly owned subsidiary of DeVry, acquired the operations of Deaconess College of Nursing (Deaconess) for $5,391,000 in cash. DeVry changed the name of Deaconess to Chamberlain College of Nursing in the fourth quarter of fiscal 2006.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

Funding was provided from DeVry’s existing operating cash balances. The results of Chamberlains’ operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

Located in St. Louis, Missouri, Chamberlain had approximately 450 students enrolled at the date of purchase and offers associate and bachelor’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree program. Classes are offered days, evenings and weekends with non-clinical coursework offered both on campus and online. The addition of Chamberlain has further diversified DeVry’s curricula.

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

At March 24, 2005
(Dollars in thousands)

Current Assets	$199
Property and Equipment	37
Intangible Assets	1,470
Goodwill	4,716

Total Assets Acquired	6,422
Current Liabilities Assumed	1,031

Net Assets Acquired	$5,391

Of the $1,470,000 of acquired intangible assets, $470,000 was assigned to the value of the Chamberlain Title IV financial aid eligibility and $730,000 was assigned to accreditations, both of which have been determined to not be subject to amortization, and $270,000 was assigned to student relationships that have an average useful life of approximately 3 years. DeVry determined this allocation based upon a number of factors, including a valuation analysis prepared by an independent professional valuation specialist. The $4,716,000 of goodwill was all assigned to the Medical & Healthcare operating segment.

There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

Person/Wolinsky

On October 21, 2003, Becker, a wholly owned subsidiary of DeVry, acquired certain tangible operating assets and trade names of Person/Wolinsky CPA Review (“Person/Wolinsky”). These assets were purchased for $2.7 million in cash. Funding was provided from DeVry’s existing operating cash balances. Person/Wolinsky is a training firm preparing students to pass the CPA exam. Founded in 1967, its primary locations include New York City, Philadelphia and Washington, D.C.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

DeVry determined the purchase price allocation of Person/Wolinsky based upon a number of factors, including a valuation analysis prepared by an independent valuation specialist. The purchase price of Person/Wolinsky was allocated as follows in the third quarter of 2004 (dollars in thousands):

Amortized Intangible Assets:
Trade Names	$110
Non-compete Agreement	50
Other	20

Total	$180

Goodwill	$2,520

NOTE 6:	INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of June 30, 2006
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized Intangible Assets:
Student Relationships	$47,770	$(37,752)
License and Non-compete Agreements	2,650	(2,599)
Class Materials	2,900	(1,100)
Trade Names	110	(75)
Other	620	(619)

Total	$54,050	$(42,145)

Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200

Total	$51,857

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

	As of June 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized Intangible Assets:
Student Relationships	$47,770	$(28,080)
License and Non-compete Agreements	2,650	(2,563)
Class Materials	2,900	(900)
Trade Names	110	(48)
Other	620	(617)

Total	$54,050	$(32,208)

Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200

Total	$51,857

Amortization expense for amortized intangible assets was $9,937,000 and $14,117,000 for the years ended June 30, 2006 and 2005, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year

2007	$6,843
2008	3,660
2009	203
2010	200
2011	200

The weighted-average amortization period for amortized intangible assets is three and five years for Chamberlain and Ross University Student Relationships, respectively, six years for License and Non-compete Agreements, 14 years for Class Materials, four years for Trade Names and six years for Other. These intangible assets, except for the Ross University Student Relationships, are being amortized on a straight-line basis. The amount being amortized for the Ross University Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

Year 1	27.4%
Year 2	29.0%
Year 3	21.0%
Year 4	14.5%
Year 5	8.1%

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2006 and 2005,

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

there was no impairment loss associated with these indefinite-lived intangible assets, as fair value exceeds the carrying amount.

DeVry determined that as of the end of fiscal 2006 and 2005, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at June 30, 2006 and 2005, was unchanged at $22,195,000. The carrying amount of goodwill related to Professional and Training reportable segment was 24,716,000 at June 30, 2006, and $22,716,000 at June 30, 2005. The increase of $2,000,000 is the result of the allocation of the purchase price for Gearty CPE as described in Note 5 above. The carrying amount of goodwill related to the Medical & Healthcare segment was $244,202,000 at June 30, 2006, and $244,397,000 at June 30, 2005. The decrease of $195,000 was the result of purchase price allocation adjustments recorded in the second and third quarters of fiscal 2006, as described in Note 5 above.

NOTE 7:	SALE OF FACILITIES

In November 2005, a DeVry owned building in the Denver, Colorado area was sold for $1,798,000. As a result of this sale, DeVry realized a gain of approximately $450,000. This building was acquired in 1999 with the acquisition of Denver Technical College. This facility was no longer essential to its operations in the Denver-area, having been largely replaced by a new and larger DeVry University campus serving the Denver market. This gain is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment. Included in the fiscal 2005 depreciation expense is a $1.5 million pre-tax impairment loss on this building. This charge is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

In December 2005, DeVry announced that it planned to offer for sale its campus located in West Hills, California. There is no anticipated impairment loss with this building as its market value exceeds its net book value. This building is classified as held for use in the Consolidated Balance Sheet at June 30, 2006, and will continue to be subject to depreciation until sold.

On September 7, 2006, DeVry sold the West Hills campus for $36 million. In connection with the sale, DeVry expects to record a pre-tax gain of approximately $19.8 million during the first quarter of fiscal 2007. DeVry is leasing back the entire building to serve its existing student population until a leased replacement facility in the current area is operational, which is expected for December 2006.

NOTE 8:	REDUCTION IN WORKFORCE CHARGES

During the second quarter of fiscal 2005, DeVry offered a voluntary separation plan to its employees with more than 20 years of service. In the third quarter of fiscal 2005, DeVry implemented an involuntary reduction in force that reduced its workforce at its educational facilities and corporate office. In the fourth quarter of fiscal 2005, DeVry offered another voluntary separation plan for its DeVry University faculty employees with more than 15 years of service and implemented an involuntary reduction in force of its faculty employees. These voluntary and involuntary separation plans resulted in workforce reductions of approximately 230 employees. In addition to these separation and reduction in force plans, DeVry experienced other involuntary separations during fiscal 2005. In relation to all of these voluntary and involuntary reductions in force, DeVry recorded pre-tax charges of approximately $8.4 million in fiscal 2005. These charges consist of severance pay and in some cases, extended medical and dental benefits coverage. These charges are classified as Cost of Educational Services and Student Services and Administrative Expense in the Consolidated Statements of Income and are related to the DeVry University and Medical & Healthcare reportable segments.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

Cash payments for the fiscal 2005 voluntary separation plans and the involuntary reductions in force were approximately $2.8 million in fiscal 2006 and $4.7 million in fiscal 2005. Of the total amount accrued for these events, approximately $600,000 remained to be paid as of June 30, 2006. Payments will continue into fiscal 2007.

The workforce reductions related to actions across several of DeVry’s businesses resulting from process improvements and its continuing efforts to realign costs with revenues. The majority of the workforce reductions were in the U.S. and included managerial, professional, clerical and instructor roles.

In October 2003, DeVry announced that its subsidiary, DeVry Canada LLC, had signed an agreement with RCC College of Technology (“RCC”) that enabled DeVry to phase out its operations at its Toronto campus commencing with the term that began in November 2003. Based in Vaughn, Ontario, RCC provides career-focused electronics and computer technology diploma programs.

Under the terms of the agreement, which was approved by the Ontario Provincial Ministry, DeVry College of Technology contracted with RCC to manage the completion of programs of study for DeVry’s then current student body in Toronto. RCC used existing DeVry curricula to deliver courses that allowed then current DeVry students to earn DeVry diplomas and certificates. The agreement also made provisions for the acquisition of DeVry assets by RCC and the use of certain portions of DeVry curriculum under the RCC brand name.

In the second quarter of fiscal 2004, DeVry recognized an approximately $0.5 million pre-tax asset impairment loss in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), on the furniture and laboratory equipment associated with its Toronto-area operations. This equipment became the property of RCC in accordance with the terms of the teach out agreement. This charge is classified as Cost of Educational Services in the Consolidated Statements of Income and related to the DeVry University reportable segment.

During fiscal 2004, DeVry provided a severance accrual of approximately $600,000 related to those employees in Toronto who are affected by the RCC transaction. These employees were either terminated or were phased out upon the teach out of DeVry students by RCC. In fiscal 2005, additional severance expense of approximately $400,000 was accrued for these employees. All of these charges consist of severance pay and extended medical and dental benefits coverage and are classified as Cost of Educational Services in the Consolidated Statements of Income and are related to the DeVry University reportable segment. Cash payments against this accrual were approximately $240,000 and $450,000 in fiscal 2006 and 2005, respectively. The total amount accrued for this event has been paid as of June 30, 2006.

NOTE 9:	INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands). All fiscal 2005 and 2004 amounts have been restated to reflect the adjustments necessary under the provisions of the modified retrospective application method of SFAS 123(R).

	For the Year Ended June 30,
	2006	2005	2004

U.S.	$33,154	$6,742	$61,039
Foreign	24,329	14,994	13,528

Total	$57,483	$21,736	$74,567

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
	2006	2005	2004

Current Tax Provision:
U.S. Federal	$11,818	$14,021	$16,037
State and Local	3,033	2,524	2,214
Foreign	(310)	(217)	(426)

Total Current	14,541	16,328	17,825
Deferred Tax Provision:
U.S. Federal	(87)	(9,758)	3,967
State and Local	(24)	(1,035)	407
Foreign	—	—	11

Total Deferred	(111)	(10,793)	4,385

Income Tax Provision	$14,430	$5,535	$22,210

The income tax provisions differ from those computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	For the Year Ended June 30,
	2006		2005		2004

Income Tax at Statutory Rates	$20,119	35.0%	$7,608	35.0%	$26,098	35.0%
Lower Rates on Foreign Operations	(8,420)	(14.7)%	(5,248)	(24.1)%	(5,446)	(7.3)%
State Income Taxes	1,816	3.2%	822	3.8%	1,645	2.2%
Stock Options	628	1.1%	2,456	11.3%	1,219	1.6%
Tax Credits and Other	287	0.5%	(103)	(0.5)%	(1,306)	(1.7%)

Income Tax Provision	$14,430	25.1%	$5,535	25.5%	$22,210	29.8%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2006	2005	2004

Loss Carryforwards, net	$10,469	$10,909	$7,813
Employee Benefits	7,841	8,346	4,848
Stock-Based Payments	5,650	5,459	3,642
Receivable Reserves and Other, net	13,000	14,530	9,036
Depreciation	1,626	(2,724)	3,160
Less: Valuation Allowance	(7,100)	(7,100)	(7,100)

Gross Deferred Tax Assets	31,486	29,420	21,399

Amortization of Intangible Assets	(30,350)	(28,227)	(27,798)

Gross Deferred Tax Liabilities	(30,350)	(28,227)	(27,798)

Net Deferred Taxes	$1,136	$1,193	$(6,399)

DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2026.

Valuation allowances have been established for approximately $7.1 million. These are composed of loss carryforwards of $2.5 million, depreciation of $3.5 million, $500,000 for deferred income tax benefits of the Canadian subsidiary, and approximately $600,000 for certain state net operating loss carryforwards that may expire before their benefit is utilized.

Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools. Both Schools have agreements with the respective foreign governments that exempt them from local income taxation through the years 2043 and 2023, respectively. It is DeVry’s intention to indefinitely reinvest post-acquisition undistributed earnings and profits to service debt, improve the facilities and operations of the Schools, and pursue future opportunities outside of the United States. Cumulative undistributed earnings were approximately $56.1 million and $31.8 million at June 30, 2006 and June 30, 2005, respectively.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

During fiscal year 2003, DeVry completed a study that identified certain business incentive tax credits relating primarily to employment at its DeVry University operations in Long Beach, California. These credits, along with not recording a tax provision for the undistributed earnings of the Medical and Veterinary Schools, contributed to a reduced ongoing effective tax rate of 25.1% for fiscal 2006, 25.5% for fiscal 2005 and 29.8% for fiscal 2004.

NOTE 10:	LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (GEI), a subsidiary formed in relation to the acquisition of DMI (Note 3). This long-term debt consists of the following at June 30, 2006 and 2005 (dollars in thousands):

	Outstanding Debt		Effective
	at June 30,		Interest Rate at
	2006	2005	June 30, 2006

Revolving Credit Agreement(a):
DeVry Inc. as borrower	$10,000	$85,000	6.35%
GEI as borrower	—	15,000	—

Total	$10,000	$100,000	6.35%

Senior Notes(b):
DeVry Inc. as borrower	$75,000	$75,000	6.38%
GEI as borrower	40,000	50,000	6.38%

Total	$115,000	$125,000	6.38%

Total Outstanding Debt	$125,000	$225,000	6.37%
Current Maturities of Debt	$60,000	$50,000	6.37%

Total Long-term Debt	$65,000	$175,000	6.38%

(a)	The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005. This facility replaced another revolving credit agreement in effect before May 16, 2003. Borrowings and letters of credit under this agreement cannot exceed $175,000,000 in total. DeVry Inc. aggregate commitments cannot exceed $125,000,000, and GEI aggregate commitments cannot exceed $50,000,000. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $250,000,000 with aggregate DeVry commitments increased to $200,000,000. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on July 1, 2009. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $1,988,000 and $7,918,000 as of June 30, 2006 and 2005, respectively. As of June 30, 2006, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or a Eurodollar rate plus 1.00%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.00% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.25% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

(b)	The senior note agreement was entered into on May 16, 2003. All borrowings under this agreement are due on April 30, 2010, and there are no required installment payments. As of June 30, 2006, outstanding borrowings under this agreement bear interest, payable quarterly, at the 90 day LIBOR rate plus 1.25%.

Both the revolving credit agreement and the senior notes contain certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

maintaining a minimum level of consolidated net worth, a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or violation of other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and, required payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2006.

The stock of certain of the subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility and the senior notes.

In connection with entering into the two new borrowing agreements in May 2003, DeVry incurred $3,986,000 of financing costs that were deferred. These costs were being amortized over the initial three-year life of the revolving credit facility and the seven-year life of the senior notes, based on the ratio of respective borrowings to total borrowings. In June 2004, the revolving credit facility was amended and DeVry paid an additional $360,000 of financing fees that were deferred. These costs and the unamortized balance of the original financing costs associated with the revolving credit facility are being amortized over the extended 5-year term of the loan. Amortization of deferred financing costs, which is included in interest expense was $478,000, $1,096,000 and $1,012,000 for the years ended June 30, 2006, 2005 and 2004, respectively.

In the fourth quarter of fiscal 2006, DeVry prepaid $10,000,000 of the senior note debt owed by GEI without penalty. As a result of the prepayment, a pro rata share of the deferred financing cost, $77,000, was expensed as interest.

In the first quarter of fiscal 2007, DeVry prepaid, without penalty, the remaining $40,000,000 of senior note debt owed by GEI.

NOTE 11:	EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan

All employees, except those of DMI and Ross University, who meet certain eligibility requirements can participate in DeVry’s 401(k) Profit Sharing Retirement Plan. DeVry contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Employees of DMI and Ross University participate in two separate plans and receive matching contributions of up to 5% of total eligible compensation. Matching contributions under the plans were approximately $4,009,000, $4,110,000 and $3,495,000 in fiscal 2006, 2005 and 2004, respectively. In addition, DeVry’s Board of Directors may also make discretionary contributions for the benefit of all eligible employees, except those of DMI and Ross University. Provisions for discretionary contributions under the plan were approximately $3,644,000, $2,358,000 and $4,958,000 in fiscal 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

Under provisions of DeVry’s Employee Stock Purchase Plan, any eligible employee may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2006, 2005 and 2004. Total shares issued to the Plan were 14,075 in fiscal 2006. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

Postemployment Benefits

DeVry’s employment agreements with its Chair of the Board of Directors and Chief Executive Officer provide certain postemployment benefits that require accrual over the expected future service period beginning with the

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

second quarter of fiscal 2003. For the fiscal years ended June 30, 2006, 2005 and 2004, DeVry recognized expense of approximately $48,000, $2.7 million and $1.2 million, respectively, related to these agreements. The amounts provided are based on recording, over the period of active service that ended June 30, 2005, the amount that represents the present value of the obligation, discounted using a 6.30% rate as of June 30, 2006, and using the sinking fund accrual method.

NOTE 12:	SHAREHOLDER RIGHTS PLAN

On November 24, 2004, DeVry adopted a shareholder rights plan. In connection with this plan, DeVry’s Board of Directors declared a dividend of one Common Stock Purchase Right (“Right” or “Rights”) for each outstanding share of DeVry Inc. Common Stock. The dividend was distributed on December 6, 2004 to shareholders of record on that date. Each shareholder is automatically entitled to the Rights and no physical distribution of new certificates was made.

Each Right, as represented by DeVry’s Common Stock certificates, currently entitles the holder to buy one one-thousandth of a share of DeVry’s Common Stock at an exercise price of $75 subject to adjustment, e.g. for stock splits or stock dividends. However, following the acquisition of 15% or more of DeVry Inc. Common Stock by a person or group, the holders of the Rights (other than the acquiring person or group) will be entitled to purchase shares of DeVry Inc. Common Stock at half of the then current fair market value. Further, in the event of a subsequent merger or other acquisition of DeVry, the holder of the Rights (other than the acquiring person or group) will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of these shares.

The Rights are redeemable for $.001 per Right, subject to adjustment, before the acquisition by a person or group of 15% or more of DeVry’s Common Stock. The Rights will expire on December 6, 2014.

NOTE 13:	COMMITMENTS AND CONTINGENCIES

DeVry, DeVry University, Becker, Ross University and Chamberlain lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2006, are as follows (dollars in thousands):

Year Ended June 30,	Amount

2007	$40,600
2008	39,400
2009	35,900
2010	29,600
2011	26,300
Thereafter	93,700

DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2006, 2005 and 2004, were $47,033,000, $46,455,000 and $45,239,000, respectively.

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

In January 2002, a graduate of one of DeVry University’s Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of DeVry’s fiscal year 2004, a new complaint was filed in the same court by another plaintiff with the same general allegations and by the same plaintiffs’ attorneys. This subsequent action was stayed pending the outcome of the initial matter. The parties have now reached a settlement which is in the process of being implemented as former students elect whether to participate in the settlement. The total amount to be paid out will depend on how many former students elect to participate in the settlement. The settlement amount is within the amount previously reserved for this matter.

In November 2000, three graduates of one of DeVry University’s Chicago-area campuses filed a class-action complaint in the Circuit Court for Cook County, Illinois, that alleges DeVry graduates do not have appropriate skills for employment in the computer information systems field. The complaint was subsequently dismissed by the court, but was amended and re-filed to include as a plaintiff, a then-current student in another curriculum from a second Chicago-area campus. In September 2005, the court denied the plaintiff’s motion for class action certification in its entirety and the case was dismissed by the court. The remaining pending claims by each of the named defendants were resolved by payment of less than $25,000 in June 2006.

A former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student claims that the dismissal was based upon her handicap and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Ross University filed a motion to dismiss the suit which was denied and discovery will proceed.

The contractor that built the student dormitory building on the DeVry University Fremont, California, campus has placed a lien on the site and filed a counterclaim to DeVry’s claim for contract breach, alleging that DeVry has failed to pay for extra work done in building the dormitory. In addition, some of the sub-contractors have also filed liens on the site, seeking additional payments owed to them by the general contractor. The total amount claimed for the extra work is approximately $3.0 million. Discussions are underway to try and resolve these claims. Additional costs of construction, if any, arising from the settlement of these claims would be capitalized as a part of the cost of the building construction and would not result in any immediate additional expense. Accordingly, no accrual has been made for this claim.

A former student at a California DeVry University campus brought a putative class action suit in the California state district court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to federal court, and a motion to dismiss was filed. The motion to dismiss was denied, and discovery is proceeding.

The total accrual for the resolution of all pending legal claims and for final payment on claims previously resolved was approximately $1.6 million at the end of fiscal 2006.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry does intend to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

NOTE 14:	SEGMENT INFORMATION

DeVry’s principal business is providing post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations.” DeVry presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University), the professional exam review and training operations including Becker Professional Review and the Center for Corporate Education (Professional and Training), and the Ross University medical and veterinary school and Chamberlain College of Nursing operations (Medical & Healthcare).

These segments are consistent with the method by which management evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies.”

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

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2006, 2005 and 2004. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Revenues:
DeVry University	$677,189	$645,564	$665,671
Professional and Training	53,956	44,367	36,221
Medical & Healthcare	112,153	91,373	82,993

Total Consolidated Revenues	$843,298	$781,304	$784,885

Operating Income:
DeVry University	$20,065	$(583)	$58,927
Professional and Training	18,452	13,948	5,609
Medical & Healthcare	39,823	32,555	32,482
Reconciling Items:
Amortization Expense	(9,937)	(14,117)	(13,736)
Interest Expense	(10,190)	(9,047)	(7,834)
Depreciation and Other	(730)	(1,020)	(881)

Total Consolidated Income before Income Taxes	$57,483	$21,736	$74,567

Segment Assets:
DeVry University	$375,170	$426,086	$410,695
Professional and Training	79,032	72,155	75,093
Medical & Healthcare	395,913	384,997	380,082
Corporate	22,367	26,797	18,262

Total Consolidated Assets	$872,482	$910,035	$884,132

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

	For the Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Additions to Long-lived Assets:
DeVry University	$15,743	$35,609	$30,783
Professional and Training	2,563	335	3,320
Medical & Healthcare	8,959	11,826	10,198

Total Consolidated Additions to Long-lived Assets	$27,265	$47,770	$44,301

Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$25,265	$42,909	$42,808
Purchase of Goodwill and Intangible Assets	2,000	4,861	1,493

Total Increase in Consolidated Long-lived Assets	$27,265	$47,770	$44,301

Depreciation Expense:
DeVry University	$32,149	$37,277	$37,245
Professional and Training	451	524	405
Medical & Healthcare	4,028	3,564	2,305
Corporate	988	988	881

Total Consolidated Depreciation	$37,616	$42,353	$40,836

Intangible Asset Amortization Expense:
DeVry University	$—	$—	$31
Professional and Training	266	774	773
Medical & Healthcare	9,671	13,343	12,932

Total Consolidated Amortization	$9,937	$14,117	$13,736

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the years ended June 30, 2006, 2005 and 2004. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2006	2005	2004
	(Dollars in thousands)

Revenues from Unaffiliated Customers:
Domestic Operations	$726,999	$679,696	$685,771
International Operations:
Dominica and St. Kitts/Nevis	104,925	89,277	82,869
Other	11,374	12,331	16,245

Total International	116,299	101,608	99,114

Consolidated	$843,298	$781,304	$784,885

Long-lived Assets:
Domestic Operations	$337,514	$351,301	$359,107
International Operations:
Dominica and St. Kitts/Nevis	306,628	315,892	315,153
Other	267	504	997

Total International	306,895	316,396	316,150

Consolidated	$644,409	$667,697	$675,257

DEVRY INC.

Notes to Consolidated Financial Statements — (Continued)

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 15:	RELATED PARTIES

Until November 2005, one of the DeVry’s directors was also an investor in, and a director of, a consulting firm engaged by DeVry to assist with system development projects, including the new student information system. Fees paid to this consulting firm during fiscal 2006, 2005 and 2004 were approximately $10,000, $1.1 million and $4.8 million, respectively.

NOTE 16:	QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2006 and 2005, are as follows.

	Quarter				Total
2006	First	Second	Third	Fourth	Year
	(Dollars in thousands, except for per share amounts)

Revenues	$196,780	$209,869	$220,206	$216,443	$843,298
Income Before Interest and Taxes	9,181	16,965	23,724	17,803	67,673
Net Income	4,732	10,828	15,682	11,811	43,053
Earnings per Common Share
Basic	0.07	0.15	0.22	0.17	0.61
Diluted	0.07	0.15	0.22	0.17	0.61

	Quarter				Total
2005 (Restated)	First	Second	Third	Fourth	Year

Revenues	$188,396	$194,522	$201,930	$196,456	$781,304
Income Before Interest And Taxes	2,864	8,206	16,575	3,138	30,783
Income Before Cumulative Effect of Change in Accounting	330	4,662	10,881	328	16,201
Cumulative Effect of Change In Accounting	1,810	—	—	—	1,810
Net Income	2,140	4,662	10,881	328	18,011
Earnings per Common Share:
Basic:
Income Before Cumulative Effect of Change in Accounting	0.01	0.07	0.15	0.01	0.24
Net Income	0.03	0.07	0.15	0.01	0.26
Diluted:
Income Before Cumulative Effect of Change in Accounting	0.01	0.07	0.15	0.01	0.24
Net Income	0.03	0.07	0.15	0.01	0.26

DEVRY INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 30, 2006, 2005 and 2004

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other		Deductions	End of
Description of Allowances and Reserves	of Period	Expenses	Accounts		(c)	Period
	(Dollars in thousands)

2006
Deducted from accounts receivable for refunds	$348	$23,407	$2	(a)	$22,451	$1,306
Deducted from accounts receivable for uncollectible accounts	28,740	23,774	36	(a)	17,274	35,276
Deducted from notes receivable for uncollectible notes	2,969	147	42	(a)	—	3,158
For loss on disposition of inventory	2	—	—		—	2
For loss on DeVry capital contributions to Perkins loan program	2,722	(160)	—		—	2,562
Deducted from deferred tax assets for loss of realizable value	8,319	—	677	(a)	—	8,996
2005
Deducted from accounts receivable for refunds	259	22,132	2	(a)	22,045	348
Deducted from accounts receivable for uncollectible accounts	19,082	21,150	371	(b)	11,863	28,740
Deducted from notes receivable for uncollectible notes	2,195	752	22	(a)	—	2,969
For loss on disposition of inventory	216	101	17	(a)	332	2
For loss on DeVry capital contributions to Perkins loan program	3,031	(309)	—		—	2,722
Deducted from deferred tax assets for loss of realizable value	7,939	—	380	(a)	—	8,319
2004
Deducted from accounts receivable for refunds	238	19,423	—		19,402	259
Deducted from accounts receivable for uncollectible accounts	17,024	15,411	10	(a)	13,363	19,082
Deducted from notes receivable for uncollectible notes	1,555	632	8	(a)	—	2,195
For loss on disposition of inventory	27	211	—		22	216
For loss on DeVry capital contributions to Perkins loan program	3,001	30	—		—	3,031
Deducted from deferred tax assets for loss of realizable value	7,939	—	—		—	7,939

(a)	Effect of foreign currency translation charged to Accumulated Other Comprehensive Income.

(b)	This amount is comprised of the opening balances of acquired businesses charged to Goodwill of $333 and the effect of foreign currency translation charged to Accumulated Other Comprehensive Income of $38.

(c)	Write-offs of uncollectible amounts or inventory.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Inc.:

We have completed integrated audits of DeVry Inc.’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

As discussed in Note 4 to the financial statements, the Company changed the fiscal year-end of the Becker Professional Review subsidiary in 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Chicago, Illinois
September 13, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to the matter under the Captions “Election of Directors,” “Nominees” and “Incumbent Directors” in DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 15, 2006 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information called for by Item 10 relative to Item 401 disclosure of the audit committee’s financial expert and identification of DeVry’s audit committee is incorporated by reference to the material under the caption “Board of Directors and Board Committee Information — Board Committees — Audit Committee” in the Proxy Statement. The information called for by Item 10 relating to Item 401 disclosure of procedures by which security holders may recommend nominees to the DeVry’s Board of Directors is incorporated by reference to the matter under the caption “Board of Directors and Board Committee Information — Board Committees — Governance Committee” in the Proxy Statement.

The information called for by Item 10 with respect to Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the matter under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

The information called for by Item 10 relating to Item 406 disclosures about DeVry’s Code of Business Conduct and Ethics, which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer and the Controller), and all other employees, is incorporated by reference to the matter under the caption “Code of Business Conduct and Ethics” in the Proxy Statement.

The annual Chief Executive Officer certification to the New York Stock Exchange (“NYSE”) following the Annual Meeting of Stockholders in November 2005 was submitted as required stating that he was unaware of any violation by DeVry of the NYSE’s corporate governance listing standards.

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding compensation of executive officers of DeVry is incorporated by reference to the material under the caption “Board of Directors and Board Committee Information — Compensation of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Executive Compensation,” “Employment Contracts, Termination of Employment and Change-in-Control Arrangements,” and “Compensation Committee Report on Executive Compensation” in the Proxy Statement (as defined in Item 10).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management, and the other information required by this item, is incorporated by reference to the material under the captions “Stock Ownership” and “Equity Compensation Plan Information” in the Proxy Statement (as defined in Item 10).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions is incorporated by reference to the material under the caption “Certain Transactions” in the Proxy Statement (as defined in Item 10).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding fees for the past two years for professional services rendered by the independent registered public accountants that audited DeVry’s annual financial statements and management’s assessment of internal control is incorporated by reference to the material under the caption “Audit Fees” in the Proxy Statement (as defined in Item 10).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 60 through 90 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 88 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 95 through 97 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

Year Ended June 30,	2006	2005(2)	2004(2)	2003	2002
	(Dollars in thousands except for per share amounts)

OPERATING:
Revenues	$843,298	$781,304	$784,885	$679,579	$648,134
Depreciation	37,616	42,353	40,836	37,758	32,725
Amortization of Intangible Assets and Other	10,492	15,213	14,748	2,574	811
Interest Expense	10,190	9,047	7,834	1,280	807
Income Before Cumulative Effect of Change in Accounting	43,053	16,201	52,357	61,148	67,055
Net Income	43,053	18,011	52,357	61,148	67,055
Diluted Earnings per Common Share (EPS) — Income Before Cumulative Effect of Change in Accounting	0.61	0.24	0.75	0.87	0.95
Diluted Earnings per Common Share (EPS) — Net Income	0.61	0.26	0.74	0.87	0.95
Shares Used in Calculating Diluted EPS (in Thousands)	70,880	70,591	70,757	70,336	70,594
FINANCIAL POSITION:
Cash and Cash Equivalents	130,583	161,823	146,227	93,471	42,515
Total Assets	872,482	910,035	884,132	841,416	450,458
Total Funded Debt	125,000	225,000	250,000	290,000	—
Total Shareholders’ Equity	564,607	513,383	481,899	415,667	353,546
OTHER SELECTED DATA:
Cash Provided by Operating Activities	90,822	86,977	133,956	100,193	113,507
Capital Expenditures	25,265	42,909	42,808	43,762	85,873
DeVry University Fall Term Student Enrollment	51,323	51,818	54,275	54,884	57,521
Shares Outstanding at Year-end (in Thousands)	70,757	70,475	70,331	70,022	69,899
Closing Price of Common Stock at Year-end	21.97	19.90	27.42	23.29	22.84
Price Earnings Ratio on Common Stock(1)	36	77	37	27	24

(1)	Computed on trailing four quarters of earnings per common share.

(2)	Restated to include effects of SFAS 123(R) which is described more fully in Note 3 in the Notes to the Consolidated Financial Statements appearing earlier in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: September 13, 2006

By	/s/ Dennis J. Keller
Dennis J. Keller
Board Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis J. Keller Dennis J. Keller	Board Chair and Director	September 13, 2006

/s/ Ronald L. Taylor Ronald L. Taylor	Chief Executive Officer and Director	September 13, 2006

/s/ Richard M. Gunst Richard M. Gunst	Senior Vice President, Chief Financial Officer, and PrincipalAccounting Officer	September 13, 2006

/s/ Charles A. Bowsher Charles A. Bowsher	Director	September 13, 2006

/s/ David S. Brown David S. Brown	Director	September 13, 2006

/s/ Connie R. Curran Connie R. Curran	Director	September 13, 2006

/s/ William T. Keevan William T. Keevan	Director	September 13, 2006

/s/ Frederick A. Krehbiel Frederick A. Krehbiel	Director	September 13, 2006

/s/ Robert C. McCormack Robert C. McCormack	Director	September 13, 2006

/s/ Julie A. McGee Julie A. McGee	Director	September 13, 2006

/s/ Fernando Ruiz Fernando Ruiz	Director	September 13, 2006

/s/ Harold T. Shapiro Harold T. Shapiro	Director	September 13, 2006

INDEX TO EXHIBITS

Exhibit		Sequentially
Number	Exhibit	Numbered Page	Incorporated by Reference to:

2(a)	Stock Purchase Agreement and amendments regarding purchase of Dominica Management, Inc. dated as of March 19, 2003		Exhibit 2 to the Company’s Form 8-K filed May 23, 2003
3(a)	Restated Certificate of Incorporation of the Registrant		Exhibit 4.1 to the Company’s Form S-8, #333-130604 dated December 22, 2005
3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.1 to the Company’s Form 8-K dated August 9, 2005
4(a)	Credit Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions and Bank of America, N.A. as lenders		Exhibits 4.1, 4.2 and 4.3 to the Company’s Form 8-K filed June 2, 2003
4(b)	Note Purchase Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions as lenders		Exhibits 4.4 and 4.5 to the Company’s Form 8-K filed on June 2, 2003
4(c)	Waiver to Credit Agreement dated as of June 9, 2004, between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders		Exhibit 4(c) to the Company’s Form 10-K for the year ended June 30, 2004
4(d)	First Amendment, dated as of June 29, 2004 to Credit Agreement between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders		Exhibit 4(d) to the Company’s Form 10-K for the year ended June 30, 2004
4(e)	Second Amendment, dated as of September 30, 2005 to Credit Agreement between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders		Exhibit 4 to the Company’s Form 10-Q dated November 9, 2005
10(a)	Registrant’s Amended and Restated Stock Incentive Plan		Exhibit 10.1 to the Company’s Form S-3, #333-22457 dated February 27, 1997
10(b)	Registrant’s 1991 Stock Incentive Plan		Exhibit 10.3 to the Company’s Form S-3, #333-22457 dated February 27, 1997
10(c)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Company’s Form S-3, #333-22457 dated February 27, 1997
10(d)	Registrant’s 1999 Stock Incentive Plan		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 2000

Exhibit		Sequentially
Number	Exhibit	Numbered Page	Incorporated by Reference to:

10(e)	Amended and Restated DeVry Inc. 1999 Stock Incentive Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 2002
10(f)	Registrants 2003 Stock Incentive Plan		Exhibit A to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003
10(g)	Registrants 2005 Incentive Plan		Appendix B to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005
10(h)	Amended 2005 Incentive Plan	100
10(i)	DeVry Inc. Amended and Restated Profit Sharing Retirement Plan dated effective as of July 1, 1992		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 1996
10(j)	First Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996
10(k)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(f) to the Company’s Form 10-K for the year ended June 30, 1997
10(l)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(g) to the Company’s Form 10-K for the year ended June 30, 1997
10(m)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1997
10(n)	Employee Stock Purchase Plan		Exhibit 10(f) to the Company’s Form S-3, #33-58636 dated February 22, 1993
10(o)	First Amendment to Employee Stock Purchase Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1994
10(p)	Amended and Restated Employee Stock Purchase Plan		Appendix A to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005
10(q)	Deferred Compensation Plan		Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 1999
10(r)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(n) to the Company’s Form 10-K for the year ended June 30, 2003
10(s)	Letter Agreement between the Registrant and Dennis J. Keller dated November 2, 2004		Exhibit 10.2 to the Company’s Form 8-K dated August 9, 2005
10(t)	Letter Agreement between the Registrant and Dennis J. Keller dated August 9, 2005		Exhibit 10.3 to the Company’s Form 8-K dated August 9, 2005
10(u)	Employment Agreements between the Registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002

Exhibit		Sequentially
Number	Exhibit	Numbered Page	Incorporated by Reference to:

10(v)	Senior Advisor Agreements between the registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2002
10(w)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2006
10(x)	Employment Agreement between the registrant and Daniel M. Hamburger		Exhibit 10(q) to the Company’s Form 10-K for the year ended June 30, 2003
21	Subsidiaries of the Registrant	106
23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	107
31	Rule 13a-14(a)/15d-14(a) Certifications	108
32	Section 1350 Certifications	110
99(a)	Policy on Pre-Approval of Audit and Permissible Non-Audit Services		Exhibit 99(a) to the Company’s Form 10-K for the quarter ended June 30, 2004
99(b)	Director Nominating Policy		Exhibit 99(b) to the Company’s Form 10-K for the year ended June 30, 2004
99(c)	Policy for Shareholder Communication with Directors		Exhibit 99(c) to the Company’s Form 10-K for the year ended June 30, 2004
99(d)	Amendment to Policy for Shareholder Communication with Directors		Item 8.01 in the Company’s Form 8-K dated March 30, 2006