Form 10-Q
period 2006-09-30
DEVRY INC
filed 2006-11-09
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
October 31, 2006 — 70,834,287 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I -	Financial Information
DEVRY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	September 30,
	2006	2006	2005
	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$168,646	$130,583	$119,829
Restricted Cash	30,198	20,632	26,217
Accounts Receivable, Net	76,803	46,567	83,585
Inventories	129	133	95
Deferred Income Taxes, Net	15,485	13,700	17,142
Prepaid Expenses and Other	22,463	16,458	16,478
Total Current Assets	313,724	228,073	263,346
Land, Buildings and Equipment:
Land	61,642	67,756	68,015
Buildings	209,668	222,059	222,479
Equipment	248,476	245,360	237,620
Construction In Progress	12,278	9,057	4,105
	532,064	544,232	532,219
Accumulated Depreciation and Amortization	(274,823)	(271,306)	(249,966)
Land, Buildings and Equipment, Net	257,241	272,926	282,253
Other Assets:
Intangible Assets, Net	61,955	63,762	71,118
Goodwill	291,113	291,113	291,308
Perkins Program Fund, Net	13,450	13,450	13,290
Other Assets	2,639	3,158	4,481
Total Other Assets	369,157	371,483	380,197
TOTAL ASSETS	$940,122	$872,482	$925,796

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$75,000	$60,000	$50,000
Accounts Payable	34,313	39,677	24,154
Accrued Salaries, Wages and Benefits	34,917	35,600	30,784
Accrued Expenses	45,268	27,639	30,525
Advance Tuition Payments	18,699	16,584	15,664
Deferred Tuition Revenue	103,745	31,769	95,446
Total Current Liabilities	311,942	211,269	246,573
Other Liabilities:
Revolving Loan	10,000	—	—
Senior Notes	—	65,000	125,000
Deferred Income Taxes, Net	10,705	12,564	15,963
Accrued Postemployment Agreements	5,565	5,594	6,352
Deferred Rent and Other	14,519	13,448	12,613
Total Other Liabilities	40,789	96,606	159,928
TOTAL LIABILITIES	352,731	307,875	406,501

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 70,823,000; 70,757,000 and 70,527,000 Shares Issued and Outstanding at September 30, 2006, June 30, 2006 and September 30, 2005, Respectively	709	708	706
Additional Paid-in Capital	126,186	124,550	117,463
Retained Earnings	462,813	441,893	403,572
Accumulated Other Comprehensive Loss	(423)	(424)	(69)
Treasury Stock, at Cost ( 91,927; 97,770 and 109,767 Shares, Respectively)	(1,894)	(2,120)	(2,377)
TOTAL SHAREHOLDERS’ EQUITY	587,391	564,607	519,295
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$940,122	$872,482	$925,796

The accompanying notes are an integral part of these consolidated financial statements

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended September 30,
	2006	2005

REVENUES:
Tuition	$202,633	$183,053
Other Educational	16,582	13,308
Interest	1,438	419
Total Revenues	220,653	196,780
COSTS AND EXPENSES:
Cost of Educational Services	120,304	111,709
Gain on Sale of Assets	(19,855)	—
Student Services and Administrative Expense	85,798	75,890
Interest Expense	2,169	2,655
Total Costs and Expenses	188,416	190,254
Income Before Income Taxes	32,237	6,526
Income Tax Provision	11,317	1,794
NET INCOME	$20,920	$4,732

EARNINGS PER COMMON SHARE:
Basic	$0.30	$0.07
Diluted	$0.29	$0.07

The accompanying notes are an integral part of these consolidated financial statements

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended September 30,
	2006	2005
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,920	$4,732
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	978	1,145
Depreciation	8,392	9,093
Amortization	2,200	2,701
Provision for Refunds and Uncollectible Accounts	13,308	11,264
Deferred Income Taxes	(3,652)	14
(Gain) Loss on Disposals of Land, Buildings and Equipment	(19,724)	10
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(9,566)	(12,279)
Accounts Receivable	(43,544)	(55,604)
Inventories	4	77
Prepaid Expenses and Other	(4,837)	(6,418)
Accounts Payable	(5,364)	(6,556)
Accrued Salaries, Wages, Benefits and Expenses	16,946	(7,281)
Advance Tuition Payments	2,115	941
Deferred Tuition Revenue	71,976	72,623
NET CASH PROVIDED BY OPERATING ACTIVITIES	50,152	14,462
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(7,761)	(4,564)
Net Proceeds from Sale of Land and Building	34,778	—
Payments for Purchases of Businesses, Net of Cash Acquired	—	(2,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	27,017	(6,564)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	658	328
Proceeds from Stock Issued Under Employee Stock Purchase Plan	227	—
Excess Tax Benefit from Stock-Based Payments	8	42
Repayments Under Senior Notes	(40,000)	—
Repayments Under Revolving Credit Facility	—	(50,000)
NET CASH USED IN FINANCING ACTIVITIES	(39,107)	(49,630)
Effects of Exchange Rate Differences	1	(262)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,063	(41,994)
Cash and Cash Equivalents at Beginning of Period	130,583	161,823
Cash and Cash Equivalents at End of Period	$168,646	$119,829
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid During the Period	$2,150	$2,206
Income Taxes Paid During the Period, Net	225	6,900

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:	INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial condition and results of operations of DeVry. The June 30, 2006 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2006.

The results of operations for the three months ended September 30, 2006, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postemployment Benefits

DeVry’s employment agreements with its Chair of the Board of Directors and Chief Executive Officer provide certain benefits upon a change in their respective responsibilities that require accrual over the expected future service period beginning with the second quarter of fiscal 2003. For the three months ended September 30, 2006, DeVry recognized expense of approximately $177,000, related to these agreements. For the three months ended September 30, 2005, DeVry recognized no expenses related to these agreements. The amounts provided are based on recording, over the period of active service that ended June 30, 2005, the amount that represents the present value of the obligation, discounted using a 5.82% rate as of September 30, 2006, and using the sinking fund accrual method.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,794,000 and 70,506,000 for the first quarters ended September 30, 2006, and 2005, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 71,029,000 and 70,664,000 for the first quarters ended September 30, 2006, and 2005, respectively. Excluded from the September 30, 2006 and 2005 computations of diluted earnings per share were options to purchase 1,649,000 and 2,839,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during the period; thus, their effect would be anti-dilutive.

Treasury Stock

DeVry has, from time to time, reacquired shares of its common stock upon an employee’s exercise of incentive stock options under a tax-free swap arrangement pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 - Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity. Treasury shares are reissued on a monthly basis at market value, to the DeVry Employee Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, DeVry uses an average cost method to reduce the treasury stock balance. Gains on the difference between the average cost and the reissuance price are recorded to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.

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

Comprehensive Income

The differences between changes in the fair values of cash flow hedging instruments and the amount of these instruments that was amortized to earnings is reported as a component of Comprehensive Income. For the three months ended September 30, 2005, the amount recorded in Other Comprehensive Income was a gain of $12,000. DeVry’s only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were a gain of $1,000 for the three months ended September 30, 2006, and a loss of $262,000 for the three months ended September 30, 2005.

The Accumulated Other Comprehensive Income balance at September 30, 2006 and 2005, is composed entirely of cumulative translation losses of $423,000 and $69,000, respectively.

Reclassifications

The previously reported amounts in the Consolidated Balance Sheets for Additional Paid-in Capital have been reclassified to disclose the balance in Treasury Stock in order to conform to the current presentation format.

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

SFAS 157 — Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurement. For DeVry, SFAS 157 is effective beginning in fiscal year 2009.

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

DeVry maintains six stock-based award plans: the Amended and Restated Stock Incentive Plan, established in 1988, the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of its common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. The 1999 and 2003 Stock Incentive Plans are administered by a Plan Committee of the Board of Directors subject to approval by the Compensation Committee of the Board of Directors. The 2005 Incentive Plan is administered by the Compensation Committee of the Board of Directors. Plan Committee members are granted automatic, nondiscretionary annual options. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, compensation cost is recognized at the grant date for options issued to retirement eligible employees where the options vest upon retirement.

At September 30, 2006, 7,392,026 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the three months ended September 30, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	3,428,211	$22.91
Options Granted	44,000	$21.05
Options Exercised	(60,395)	$13.37
Options Canceled	(37,741)	$26.11
Outstanding at September 30, 2006	3,374,075	$23.02	6.14	$4,037
Exercisable at September 30, 2006	2,634,689	$23.34	5.69	$3,179

The total intrinsic value of options exercised for the three months ended September 30, 2006 and 2005 was $505,000 and $672,000, respectively.

On October 3, 2006, a total of 564,150 options were granted to DeVry employees. This grant was approved by the Compensation Committee of DeVry’s Board of Directors, which consists entirely of outside directors.

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

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first quarters of fiscal years 2007 and 2006 were $10.38 and $8.36, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming no expected dividends and the following weighted average assumptions:

	Fiscal Year
	2007	2006
Expected Life (in Years)	5.42	5.42
Expected Volatility	41.35%	41.35%
Risk-free Interest Rate	3.82%	3.82%
Pre-vesting Forfeiture Rate	4.00%	4.00%

The use of a pre-vesting forfeiture rate was not required in the Black-Scholes pricing model but is an important element of option valuation in the binomial model.

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. For fiscal 2007 and 2006, the expected life of newly granted options is based on projections more heavily weighted to current exercise patterns.

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cost of Educational Services	$313	$366
Student Services and Administrative Expense	665	779
Income Tax Benefit	(169)	(161)
Net Stock-Based Compensation Expense	$809	$984

As of September 30, 2006, $6.8 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options vested during the three months ended September 30, 2006 and 2005 was approximately $4,200,000 and $4,700,000, respectively.

There were no capitalized stock-based compensation costs at September 30, 2006 and 2005.

DeVry has a policy of issuing new shares of common stock to satisfy share option exercises.

NOTE 4:	BUSINESS COMBINATIONS

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

NOTE 5:	INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(39,494)
License and Non-compete Agreements	2,650	(2,605)
Class Materials	2,900	(1,150)
Trade Names	110	(83)
Other	620	(620)
Total	$54,050	$(43,952)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

	As of September 30, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(30,595)
License and Non-compete Agreements	2,650	(2,573)
Class Materials	2,900	(950)
Trade Names	110	(55)
Other	620	(616)
Total	$54,050	$(34,789)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $1,807,000 and $2,581,000 for the three months ended September 30, 2006 and 2005, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2006 and 2005, there was no impairment loss associated with these indefinite-lived intangible assets, as fair value exceeds the carrying amount.

DeVry determined that as of the end of fiscal 2006 and 2005, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at September 30, 2006 and June 30, 2006, was unchanged at $22,195,000. The carrying amount of goodwill related to the Professional and Training reportable segment was unchanged at $24,716,000 at September 30, 2006 and June 30, 2006. The carrying amount of goodwill related to the Medical & Healthcare segment was unchanged at $244,202,000 at September 30, 2006 and June 30, 2006.

NOTE 6:	SALE OF FACILITIES

On September 7, 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal 2007. This gain is separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and related to the DeVry University reportable segment. DeVry is leasing back the entire building for the next several months to serve its existing student population until a leased replacement facility in the nearby area is operational.

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

Cash payments for the fiscal 2005 voluntary separation plans and the involuntary reductions in force were approximately $135,000 for the three months ended September 30, 2006 and $2.0 million for the three months ended September 30, 2005. Of the total amount accrued for these events, approximately $440,000 remained to be paid as of September 30, 2006. Payments will continue throughout fiscal 2007.

The workforce reductions related to actions across several of DeVry’s businesses resulting from process improvements and its continuing efforts to realign costs with revenues. The majority of the workforce reductions were in the U.S. and included managerial, professional, clerical and instructor roles.

NOTE 8:	INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of Ross University’s international operations are not subject to U.S. federal or state income taxes. The principal operating subsidiaries of Ross University are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies. Both Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively.

DeVry has not recorded a tax provision for the undistributed earnings of the Medical and Veterinary Schools. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30, 2006 and 2005, cumulative undistributed earnings were approximately $64.2 million and $35.5 million, respectively.

Taxes on income were 35.1% of pretax income for the first quarter of fiscal 2007, compared to 27.5% for the year-ago quarter. The increase in the effective income tax rate is attributable to the gain on the sale of the West Hills facility, which carried a tax rate of 40.4%. This increase was partially offset by an increase in the proportion of income generated by the offshore operations of Ross University to U.S. sourced income as compared to the prior year period. The effective income tax rate for the fiscal year ended June 30, 2006 was 25.1%.

During the third quarter of fiscal 2006, the Internal Revenue Service began an audit of DeVry’s consolidated federal income tax returns for the fiscal years of 2003 and 2004 and certain refund claims for prior years. During the first quarter of fiscal 2007, the Internal Revenue Service completed this audit and no adjustments were required to be made for those income tax returns and refund claims.

NOTE 9:	LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary formed in connection with the acquisition of Ross University. This long-term debt consists of the following at September 30, 2006 and 2005 (dollars in thousands):

	Outstanding Debt		Effective
	at September 30,		Interest Rate at
	2006	2005	Sept. 30, 2006
Revolving Credit Agreement:
DeVry Inc. as borrower	$10,000	$40,000	6.32%
GEI as borrower	—	10,000	—
Total	$10,000	$50,000	6.32%
Senior Notes:
DeVry Inc. as borrower	$75,000	$75,000	6.74%
GEI as borrower	—	50,000	—
Total	$75,000	$125,000	6.74%
Total Outstanding Debt	$85,000	$175,000	6.69%
Current Maturities of Debt	$75,000	$50,000	6.74%
Total Long-term Debt	$10,000	$125,000	6.32%

In July 2006, DeVry prepaid, without penalty, the remaining $40.0 million of senior note debt owed by GEI. As a result of the prepayment, a pro rata share of deferred financing cost related to this debt, approximately $0.3 million, was charged to expense as interest.

In October 2006, DeVry prepaid, without penalty, the $75.0 million of senior note debt owed by DeVry Inc. This prepayment was funded through a combination of available cash balances, $35.0 million, and from borrowings under the Revolving Credit Agreement, $40.0 million.

NOTE 10:	COMMITMENTS AND CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University’s Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of DeVry’s fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs’ attorneys. This subsequent action was stayed pending the outcome of the Gardner matter. The parties reached a settlement, which was approved by the court in October 2006. The total amount to be paid out is within the amount previously reserved for this matter.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student claims that the dismissal was based upon her disability and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Ross University filed a motion to dismiss the suit which was denied and discovery will proceed.

Sierra Bay Contractors, the contractor that built the student dormitory building on the DeVry University Fremont, California campus has placed a lien on the site and filed a counterclaim to DeVry’s claim for contract breach, alleging that DeVry has failed to pay for extra work done in building the dormitory. In addition, some of the sub-contractors have also filed liens on the site, seeking additional payments owed to them by the general contractor. The total amount claimed for the extra work is approximately $3.0 million. Discussions are underway to try to resolve these claims. Additional costs of construction, if any, arising from the settlement of these claims would be capitalized as a part of the cost of the building construction and would not result in any immediate additional expense. Accordingly, no accrual has been made for this claim. Sierra Bay Contractors and some of the sub-contractors have filed lawsuits to foreclose on their liens, which DeVry is contesting vigorously.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in the California state district court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to federal court, and a motion to dismiss was filed. The motion to dismiss was denied, and discovery is proceeding. The plaintiff has filed a motion for class certification. DeVry intends to vigorously defend itself against this motion, and a response to the motion is due November 15, 2006.

The total accrual for the resolution of all pending legal claims and for final payment on claims previously resolved was approximately $1.4 million at September 30, 2006.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry intends to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

NOTE 11:	SEGMENT INFORMATION

DeVry’s principal business is providing post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006. DeVry presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University); the professional exam review and training operations including Becker Professional Review and the Center for Corporate Education (Professional and Training); and the Ross University medical and veterinary school and Chamberlain College of Nursing operations (Medical & Healthcare).

These segments are consistent with the method by which management evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006.

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

Following is a tabulation of business segment information based on the current segmentation for the three months ended September 30, 2006 and 2005. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months
	Ended September 30,
	2006	2005
	(Dollars in Thousands)
Revenues:
DeVry University	$173,310	$160,719
Professional and Training	16,281	12,280
Medical & Healthcare	31,062	23,781
Total Consolidated Revenues	$220,653	$196,780
Operating Income:
DeVry University	$19,036	$(74)
Professional and Training	6,963	4,570
Medical & Healthcare	11,134	7,532
Reconciling Items:
Amortization Expense	(1,807)	(2,581)
Interest Expense	(2,169)	(2,655)
Depreciation and Other	(920)	(266)
Total Consolidated Income before Income Taxes	$32,237	$6,526
Segment Assets:
DeVry University	$449,615	$423,735
Professional and Training	85,987	79,484
Medical & Healthcare	380,615	396,027
Corporate	23,905	26,550
Total Consolidated Assets	$940,122	$925,796
Additions to Long-lived Assets:
DeVry University	$3,848	$3,056
Professional and Training	33	25
Medical & Healthcare	3,880	1,483
Total Consolidated Additions to Long-lived Assets	$7,761	$4,564

	For the Three Months
	Ended September 30,
	2006	2005
	(Dollars in Thousands)
Depreciation Expense:
DeVry University	$6,921	$7,777
Professional and Training	143	114
Medical & Healthcare	1,081	955
Corporate	247	247
Total Consolidated Depreciation	$8,392	$9,093
Intangible Asset Amortization Expense:
DeVry University	$—	$—
Professional and Training	64	66
Medical & Healthcare	1,743	2,515
Total Consolidated Amortization	$1,807	$2,581

In September 2006, DeVry sold its facility located in West Hills, California. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal 2007. This gain is including in operating income of the DeVry University reportable segment.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the quarters ended September 30, 2006 and 2005. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months
	Ended September 30,
	2006	2005
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$189,724	$172,054
International Operations:
Dominica and St. Kitts/Nevis	28,085	22,380
Other	2,844	2,346
Total International	30,929	24,726
Consolidated	$220,653	$196,780
Long-lived Assets:
Domestic Operations	$319,344	$352,499
International Operations:
Dominica and St. Kitts/Nevis	306,807	309,502
Other	247	449
Total International	307,054	309,951
Consolidated	$626,398	$662,450

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its Web site, DeVry offers (free of charge) the annual report on Form 10-K, quarterly reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission. DeVry’s Web site is at http://www.devryinc.com.

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the year ended June 30, 2006. DeVry’s annual report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income tax liabilities.

The somewhat seasonal pattern of DeVry’s enrollments and its educational program starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 13, 2006..

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

During the first quarter of fiscal 2007, DeVry’s total revenues increased by 12.1%, and net income of $20.9 million, or $0.29 per share, was up $16.2 million over the prior year on improved operating performance and a gain on the sale of a facility. Operational and financial highlights for the first quarter of fiscal year 2007 include:

•
All three of DeVry’s business segments achieved enrollment growth for both new and total students, due in part to increased investments in marketing and recruiting and continued demand for DeVry’s high quality educational programs and offerings.

•
In connection with DeVry’s real estate optimization strategy, the DeVry University facility in West Hills, California was sold for $36.0 million resulting in a pre tax gain of $19.9 million. Net of tax, the gain on the sale was $11.8 million or $0.16 per share. DeVry is leasing back the entire building for the next several months to serve its existing student population until a leased replacement facility in nearby Sherman Oaks, California is operational.

•	Cash flow increased significantly as cash provided by operations more than doubled as compared to the prior year and from net proceeds received on the sale of the West Hills facility.

•
DeVry’s financial position improved as it paid down $40 million of debt during July 2006. In October 2006, DeVry paid down the remaining $75 million of Senior Notes with a combination of available cash and revolver borrowings which are at a more favorable interest rate.

The following table illustrates the effects of the gain on the sale of the West Hills facility on the company’s earnings. The non-GAAP disclosure of earnings is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago quarter’s earnings (in thousands, except per share data):

	For the Three Months Ended September 30,
	2006	2005
Net Income	$20,920	$4,732
Earnings per Share (diluted)	$0.29	$0.07
Gain on Sale of Assets (net of tax)	$11,840	--
Earnings per Share (diluted)	$0.16	--
Net Income Excluding the Gain on Sale of Assets	$9,080	$4,732
Earnings per Share (diluted)	$0.13	$0.07

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2007 TO FIRST QUARTER 2006

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first quarter for both the current and prior year.

	For the Three Months Ended September 30,
	2006	2005

Revenue	100.0%	100.0%
Cost of Educational Services	54.5%	56.8%
Gain on Sale of Assets	(9.0%)	—
Student Services & Admin. Exp	38.9%	38.6%
Interest Expense	1.0%	1.3%
Total Costs and Expenses	85.4%	96.7%
Income Before Income Taxes	14.6%	3.3%
Income Tax Provision	5.1%	0.9%
Net Income	9.5%	2.4%

REVENUES

Total revenue for the first quarter of fiscal 2007 of $220.7 million increased $23.9 million, or 12.1%, as compared to the prior year. Revenues are reported net of tuition refunds applicable to students who withdraw from the academic term for which they are enrolled during the period specified by the refund policy. Revenue increased at all three of DeVry’s business segments primarily due to continued growth in new student enrollments and tuition price increases as compared to the year ago period. In addition, revenue increased due to higher sales of Becker CPA review materials, the expanding sale of electronic text books (“eBooks”) and higher interest earned on investments.

DeVry University

In the DeVry University segment, current year first quarter revenues of $173.3 million increased by $12.6 million, or 7.8%, as compared to the prior year. Tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Declined by 2.3% from fall 2004 (39,450 students) to fall 2005 (38,546 students);

•	Increased by 1.2% from spring 2005 (38,083 students) to spring 2006 (38,523 students); and

•	Increased by 2.5% from summer 2005 (36,220 students) to summer 2006 (37,132 students).

New undergraduate enrollment by term:

•	Increased by 6.4% from fall 2004 (10,018 students) to fall 2005 (10,663 students);

•	Increased by 16.4% from spring 2005 (8,902 students) to spring 2006 (10,359 students); and

•
Increased by 12.2% from summer 2005 (11,293 students) to summer 2006 (12,671 students). The summer 2006 term marked the fifth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment:

•	Increased by 10.3% from the July 2005 session (11,434 coursetakers) to the July 2006 (12,617 coursetakers) session; and

•	Increased by 10.5% from the September 2005 session (12,732 coursetakers) to the September 2006 session (14,069 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2006; and

•	Graduate school program tuition increased by approximately 4.5% for the July 2006 session following a 5.0% increase for the September 2005 session.

DeVry believes that the increasing undergraduate new student enrollments for the past several terms were the result of increased investment in and better integration of its marketing and recruiting functions, an improved overall marketing communication plan and better management of lead flow. Also, management believes that demand for technology graduates continues to improve, positively influencing career decisions of new students towards this field of study.

Management believes that efforts at Keller to create new brand awareness through improved messaging have produced positive enrollment results, and it will continue to focus on further improvements in the future.

Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenue partly from sales of eBooks.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates is a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University Centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students. In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased in the first quarter of fiscal 2007, as compared to the prior year. These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD revolving charge plan for financing students’ education. The decrease in interest charges is primarily due to a decrease in the average accounts receivable balance on enrolled, undergraduate student accounts due to an improvement in the timeliness of receivable collections as compared to the prior year.

Professional and Training

In the Professional and Training segment, revenues for the first quarter of fiscal year 2007 increased $4.0 million, or 32.6%, to $16.3 million as compared to the year-ago quarter. The primary reason for the increase was increased enrollment in Becker Professional Review’s CPA review courses and from increased sales of CPA review courses on CD-ROM. Management believes that these increases are being driven by the continued demand for CPAs by accounting and consulting firms. Further contributing to growth in this segment was increased enrollment in the Stalla CFA review course in preparation to the administration of the Level 1 exam which will be administered in December.

Medical and Healthcare

In the Medical and Healthcare segment, current year first quarter revenues of $31.1 million increased by approximately $7.3 million, or 30.6%, as compared to the prior year period. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

•	Increased by 4.5% from January 2005 (3,122 students) to January 2006 (3,264 students);

•	Increased by 13.2% from May 2005 (3,029 students) to May 2006 (3,428 students); and

•	Increased by 15.4% from September 2005 (3,227 students) to September 2006 (3,724 students).

Ross University new student enrollment by term:

•	Increased by 67.5% from January 2005 (231 students) to January 2006 (387 students);

•	Increased by 63.8% from May 2005 (268 students) to May 2006 (439 students); and

•	Increased by 9.2% from September 2005 (575 students) to September 2006 (628 students). In the September 2005 term, new student enrollments grew 40.6%.

Chamberlain College of Nursing total enrollment by term:

•	Increased by 126% from June 2005 (263 students) to July 2006 (594 students);

Tuition rates:

•	Tuition and fees for the Ross University beginning basic sciences programs increased by approximately 5% for the September 2006;

•	Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5% as compared to the year-ago quarter; and

•	Tuition for Chamberlain College of Nursing increased approximately 5% for the 2006-2007 academic year (effective July 2006).

Management believes that the increasing new student enrollments at Ross University for the past several terms was the result of enhancements to its marketing and recruiting functions, and that continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. To prepare for increasing student demand, Ross University is adding faculty, classrooms, laboratories and student housing.

Revenue from Other Sources

During the first quarter of fiscal 2007, Other Educational Revenue increased by $3.3 million, or 24.6%, to $16.6 million as compared to the prior year. As discussed above, the primary drivers for the increase in Other Educational Revenue is increased sales of Becker CPA Review course materials on CD-ROM and increased sales of eBooks at DeVry University, partially offset by a decrease in interest charged on undergraduate student receivables.

Interest Income on DeVry’s short-term investments of cash balances increased by $1.0 million. The increase is due to generally higher levels of short-term investments and higher short-term interest rates for these investments as compared to the prior year.

COSTS AND EXPENSES

Cost of Educational Services

DeVry’s Cost of Educational Services during the first quarter of the current year increased by $8.6 million, or 7.7%, as compared to the year-ago period. Cost increases were incurred in support of the higher number of DeVry University Centers and expanding online program enrollments. As of September 30, 2006, courses were being offered at eighty-one DeVry University locations compared to seventy-eight as of September 30, 2005, and the number of online coursetakers increased by approximately 35.7% from the year-ago term to 28,580. In addition, cost increases were incurred at Ross University to support increasing student enrollments. Also contributing to the higher cost of educational services was an increase in the provision for doubtful accounts of $1.4 million, primarily in the DeVry University undergraduate operations, as receivable balances for inactive students increased from last year. The increase in inactive student receivable balances was partially offset by improvement in collections of active student receivable balances due to internal process improvements.

Partially offsetting these increases was a decrease in depreciation expense. Lower capital spending during each of the past several years has resulted in $8.4 million of depreciation expense for the first quarter of fiscal 2007 as compared to $9.1 million last year. Most depreciation expense is included in the Cost of Educational Services.

As a percent of revenue, Cost of Educational Services decreased to 54.5% in the first quarter of fiscal 2007 from 56.8% during the prior year period, due to increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.

Gain on Sale of Assets

On September 7, 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with this sale, DeVry recorded a pre tax gain of $19.9 million during the first quarter of fiscal 2007. Net of tax, the gain on the sale was $11.8 million or $0.16 per share. DeVry is leasing back the entire building for the next several months to serve its existing student population until a leased replacement facility in nearby Sherman Oaks, California is operational.

This transaction was executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to improve capacity utilization and enhance economic value. DeVry may pursue plans to reconfigure large campuses and/or relocate to smaller locations within the same geographic area to increase market penetration. DeVry will also consider co-locating other educational offerings such as Chamberlain College of Nursing at DeVry University campuses. Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

Student Services and Administrative Expense for the first quarter of fiscal 2007 of $85.8 million increased by $9.9 million, or 13.1%, as compared to the prior year. The increased cost primarily reflects efforts to generate higher new student enrollments at DeVry University through increased student recruiting, advertising and systems infrastructure. Admissions advisors have been added to support the growing online program enrollments and at new DeVry University Centers that have opened since the year-ago quarter. Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending. All new student recruitment expenditures are charged to expense as incurred.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets related to acquisitions of businesses, primarily related to Ross University. Amortization expense is included entirely in the Student Services and Administrative Expense category. For the first quarter of fiscal 2007, amortization expense for finite-lived intangible assets was $1.8 million compared to $2.6 million in the year-ago period.

OPERATING INCOME

DeVry University

The DeVry University segment generated operating income of $19.0 million in the first quarter of fiscal 2007 as compared to a loss of $0.1 million in the prior year period. In September 2006, DeVry sold its facility located in West Hills, California. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal 2007. This gain is included in operating income of the DeVry University reportable segment. Revenue increased and gross margin improved during the first quarter of 2007 as compared to the prior year period. However, increased spending on recruiting, advertising and systems infrastructure to drive future enrollment gains outpaced revenue growth during the first quarter of fiscal 2007.

Professional and Training

In the Professional and Training segment, current year first quarter operating income of $7.0 million, increased $2.4 million, or 52.3%, from the prior year period. The increase in operating income is primarily due to increased revenue growth in the first quarter of fiscal 2007 and improved operating leverage as discussed above. The increase was partially offset by an increase in the allocation of corporate expenses to this business segment, including information technology, human resources and legal, based upon the current usage of such services.

Medical and Healthcare

First quarter of fiscal year 2007 operating income of $11.1 million for the Medical and Healthcare segment increased by approximately $3.6 million, or 47.8%, from the prior year period. At Ross University, which is the dominant portion of this segment, increases in student enrollments and tuition produced higher revenues and operating income for the current year quarter as compared to the prior year period even as faculty, staff and facilities were being added to accommodate future enrollment growth.

INTEREST EXPENSE

Interest expense on DeVry’s borrowings in the first quarter of fiscal 2007 was $2.2 million compared to $2.7 million in the year-ago quarter. The decrease in interest expense is due to lower average borrowings during the first quarter of fiscal 2007 partially offset by increases in short-term interest rates as compared to the prior year period and the write-off of unamortized deferred financing costs related to the pre-payment of $40.0 million of Senior Notes in July 2006. During October 2006, DeVry repaid the remaining $75 million of Senior Notes. In connection with this debt prepayment, DeVry will write-off approximately $0.5 million of unamortized deferred financing costs in the second quarter of fiscal year 2007. This prepayment was funded through a combination of $35.0 million of available cash and increased borrowings of $40.0 million under DeVry’s revolving credit agreement, which bears a lower rate of interest than the Senior Notes.

INCOME TAXES

Taxes on income were 35.1% of pretax income for the first quarter of fiscal 2007, compared to 27.5% for the year-ago quarter. The increase in the effective income tax rate is attributable to the gain on the sale of the West Hills facility, which carried a tax rate of 40.4%. This increase was partially offset by an increase in the proportion of income generated by the international operations of Ross University to U.S. sourced income as compared to the prior year period. Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. The medical and veterinary schools have agreements with the governments that exempt them from local taxation through the years 2043 and 2023, respectively. DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

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

At September 30, 2006, total accounts receivable, net of related reserves, were $76.8 million, compared to $83.6 million at September 30, 2005. The decrease is due to continued improvements in the timeliness of collections of DeVry University active undergraduate receivables and an increase in the allowance for uncollectible accounts primarily for inactive undergraduate student receivables. These decreases were partially offset by the impact on receivables from revenue growth across all three of DeVry’s business segments as compared to the year-ago quarter with the greatest impact at Becker due to revenue growth of 32.6% and the impact of additional large public accounting firms with direct billing arrangements with inherently longer collection cycles.

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

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. The HEA was most recently reauthorized in the fall of 1998 to redefine and extend the numerous financial aid programs then in existence. Typically, the HEA is reviewed and amended every five years, but this process has been delayed. During September 2006, the United States House of Representatives again extended the HEA, through June 2007. As reauthorization moves forward, there may be proposals for change that could adversely affect the amount of financial aid available to students. There is no assurance that such federal funding will be continued at its present level or in its present form.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At September 30, 2006, cash in the amount of $30.2 million was held in restricted bank accounts, compared to $26.2 million at September 30, 2005.

Cash from Operations

Cash generated from operations in the first quarter of fiscal 2007 was $50.2 million, compared to $14.5 million in the prior year period. Cash flow from operations increased due to higher net income (excluding the gain on sale of assets) and a decrease in net accounts receivable. Also, driving greater cash flow was a $27.0 million greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued expenses and accounts payable from period to period are caused, in part, by the timing of the year-end relative to DeVry’s payroll and bill payment cycles. These increases were partially offset by lower non-cash charges (such as depreciation, amortization, and the stock-based compensation charge).

Cash from Investing Activities

Capital spending on improvements, including instructional technology and expansion, is an integral component of DeVry’s operating strategy. Capital expenditures in the first quarter of the current year were $7.8 million compared to $4.6 million in the year ago quarter. For the remainder of fiscal 2007, management expects the pace of capital expenditures to increase to a level more in line with prior years which is needed to support future growth. Although there are no new large DeVry University campus sites planned or under construction, investments are being made to open smaller DeVry University Centers, and to support school curricula and facility renovation. Also, there are further facility expansion plans at both the Ross University medical and veterinary schools. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

On September 7, 2006, DeVry sold its West Hills facility for $36 million. Proceeds from the sale will be used to pay income taxes attributed to the gain on the sale, reduce debt and for general corporate purposes.

Cash used in Financing Activities

In July 2006, DeVry prepaid $40.0 million of Senior Notes without penalty. In connection with this prepayment, DeVry wrote off approximately $0.3 million of unamortized deferred financing costs. In October 2006, DeVry prepaid the remaining $75.0 million of Senior Notes without penalty and will write-off approximately $0.5 million of unamortized deferred financing costs during the second quarter of fiscal 2007. This prepayment was funded through a combination of $35.0 million of available cash and $40.0 million of increased borrowings under DeVry revolving credit agreement, which bears a lower rate of interest than the Senior Notes.

Other Contractual Arrangements

DeVry’s only long-term contractual obligations consist of its revolving line of credit, the senior notes, operating leases on facilities and equipment, and agreements for various services. At September 30, 2006, there were no required payments under DeVry’s borrowing agreements prior to their maturity. However, as discussed above, DeVry prepaid the remaining $75.0 million of Senior Notes in October 2006.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contract except for the interest rate cap agreements that expired during the first quarter of fiscal 2006. Under the terms of those interest rate cap agreements, DeVry did not incur any further payment liability beyond their original purchase price.

Included in DeVry’s consolidated cash balances at September 30, 2006 was approximately $48 million attributable to Ross University international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States. Therefore, cash held by Ross University will not be available for general corporate purposes such as DeVry University and/or Becker Professional Review.

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

SFAS 157 — Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurement. For DeVry, SFAS 157 is effective beginning in fiscal year 2009.

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

ITEM 3 —	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 2.5% of DeVry’s overall assets, and its Canadian liabilities constitute a similarly small percentage of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

DeVry’s customers are principally individual students enrolled in our various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenues or accounts receivable.

DeVry’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, DeVry has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon our borrowings of $50.0 million at October 31, 2006, a 1.0% increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

ITEM 4 —	CONTROLS AND PROCEDURES

Principal Executive and Principal Financial Officer Certificates

The required compliance certificates signed by the DeVry’s CEO and CFO are included as Exhibits 31 and 32 of this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2007 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

PART II-	Other Information

ITEM 1 -	LEGAL PROCEEDINGS

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University’s Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of DeVry’s fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs’ attorneys. This subsequent action was stayed pending the outcome of the Gardner matter. The parties reached a settlement, which was approved by the court in October 2006. The total amount to be paid out is within the amount previously reserved for this matter.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student claims that the dismissal was based upon her disability and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Ross University filed a motion to dismiss the suit which was denied and discovery will proceed.

Sierra Bay Contractors, the contractor that built the student dormitory building on the DeVry University Fremont, California campus has placed a lien on the site and filed a counterclaim to DeVry’s claim for contract breach, alleging that DeVry has failed to pay for extra work done in building the dormitory. In addition, some of the sub-contractors have also filed liens on the site, seeking additional payments owed to them by the general contractor. The total amount claimed for the extra work is approximately $3.0 million. Discussions are underway to try to resolve these claims. Additional costs of construction, if any, arising from the settlement of these claims would be capitalized as a part of the cost of the building construction and would not result in any immediate additional expense. Accordingly, no accrual has been made for this claim. Sierra Bay Contractors and some of the sub-contractors have filed lawsuits to foreclose on their liens, which DeVry is contesting vigorously.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in the California state district court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to federal court, and a motion to dismiss was filed. The motion to dismiss was denied, and discovery is proceeding. The plaintiff has filed a motion for class certification. DeVry intends to vigorously defend itself against this motion, and a response to the motion is due November 15, 2006.

The total accrual for the resolution of all pending legal claims and for final payment on claims previously resolved was approximately $1.4 million at September 30, 2006.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry intends to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

ITEM 1A —	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered.  The risks described in DeVry’s Form 10-K are not the only risks facing the company.  Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2 —	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Parties

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 2006	-	-	N/A	N/A
August 2006	-	-	N/A	N/A
September 2006	4,625	$22.67	N/A	N/A
Total	4,625	$22.67

[1]	Represents shares delivered back to the issuer upon employees’ exercise of incentive stock options under a tax-free swap agreement pursuant to the terms of DeVry’s stock incentive plans.

ITEM 6 —	EXHIBITS

Exhibit 10(w)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2006)

Exhibit 10(y)	Letter Agreement between the Registrant and Richard M. Gunst, CFO, dated July 24, 2006

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the United States Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: November 9, 2006	By	/s/ Ronald L. Taylor
Ronald L. Taylor
Chief Executive Officer

Date: November 9, 2006	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer