Form 10-Q
period 2006-12-31
DEVRY INC
filed 2007-02-08
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2006

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
January 31, 2007 — 70,966,746 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I - Financial Information
DEVRY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,	December 31,
	2006	2006	2005
	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$171,346	$130,583	$143,765
Restricted Cash	24,091	20,632	38,997
Accounts Receivable, Net	60,350	46,567	85,467
Inventories	118	133	85
Deferred Income Taxes, Net	15,344	13,700	17,142
Prepaid Expenses and Other	21,255	16,458	15,843
Total Current Assets	292,504	228,073	301,299
Land, Buildings and Equipment:
Land	61,789	67,756	67,633
Buildings	212,171	222,059	219,143
Equipment	252,269	245,360	239,442
Construction In Progress	12,880	9,057	5,508
	539,109	544,232	531,726
Accumulated Depreciation and Amortization	(282,458)	(271,306)	(254,033)
Land, Buildings and Equipment, Net	256,651	272,926	277,693
Other Assets:
The accompanying notes are an integral part of these consolidated financial statements.Intangible Assets, Net	60,150	63,762	68,538
Goodwill	291,113	291,113	291,306
Perkins Program Fund, Net	13,450	13,450	13,290
Other Assets	5,933	3,158	4,328
Total Other Assets	370,646	371,483	377,462
TOTAL ASSETS	$919,801	$872,482	$956,454

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$50,000	$60,000	$35,000
Accounts Payable	32,975	39,677	29,983
Accrued Salaries, Wages and Benefits	43,642	35,600	33,794
Accrued Expenses	29,059	27,639	26,414
Advance Tuition Payments	7,367	16,584	28,875
Deferred Tuition Revenue	119,950	31,769	110,413
Total Current Liabilities	282,993	211,269	264,479
Other Liabilities:
Senior Notes	—	65,000	125,000
Deferred Income Taxes, Net	12,407	12,564	16,078
Accrued Postemployment Agreements	5,341	5,594	6,392
Deferred Rent and Other	14,698	13,448	12,695
Total Other Liabilities	32,446	96,606	160,165
TOTAL LIABILITIES	315,439	307,875	424,644

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 70,907,000; 70,757,000 and 70,564,000 Shares Issued and Outstanding at December 31, 2006, June 30, 2006 and December 31, 2005, Respectively	710	708	706
Additional Paid-in Capital	129,928	124,550	119,154
Retained Earnings	475,665	441,893	414,400
Accumulated Other Comprehensive Loss	(50)	(424)	(73)
Treasury Stock, at Cost ( 86,490; 97,770 and 109,767 Shares, Respectively)	(1,891)	(2,120)	(2,377)
TOTAL SHAREHOLDERS’ EQUITY	604,362	564,607	531,810
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$919,801	$872,482	$956,454

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter		For the Six Months
	Ended December 31,		Ended December 31,
	2006	2005	2006	2005

REVENUES:
Tuition	$217,076	$196,032	$419,709	$379,085
Other Educational	18,528	13,398	35,110	26,706
Interest	1,932	439	3,370	858
Total Revenues	237,536	209,869	458,189	406,649
COSTS AND EXPENSES:
Cost of Educational Services	120,580	111,468	240,884	223,177
Gain on Sale of Assets	-	(451)	(19,855)	(451)
Student Services and Administrative Expense	93,238	81,887	179,036	157,777
Interest Expense	1,720	2,606	3,889	5,261
Total Costs and Expenses	215,538	195,510	403,954	385,764
Income Before Income Taxes	21,998	14,359	54,235	20,885
Income Tax Provision	5,601	3,531	16,918	5,325
NET INCOME	$16,397	$10,828	$37,317	$15,560

EARNINGS PER COMMON SHARE:
Basic	$0.23	$0.15	$0.53	$0.22
Diluted	$0.23	$0.15	$0.52	$0.22

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.05	$-	$0.05	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended December 31,
	2006	2005
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,317	$15,560
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	3,113	2,239
Depreciation	17,365	18,628
Amortization	4,585	5,402
Provision for Refunds and Uncollectible Accounts	26,440	23,578
Deferred Income Taxes	(1,848)	56
Gain on Disposals of Land, Buildings and Equipment	(19,677)	(479)
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(3,462)	(25,059)
Accounts Receivable	(40,241)	(69,800)
Inventories	9	87
Prepaid Expenses and Other	(7,531)	(5,629)
Accounts Payable	(6,699)	(727)
Accrued Salaries, Wages, Benefits and Expenses	5,950	(8,382)
Advance Tuition Payments	(9,186)	14,152
Deferred Tuition Revenue	88,181	87,590
NET CASH PROVIDED BY OPERATING ACTIVITIES	94,316	57,216
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(16,202)	(10,848)
Net Proceeds from Sale of Land and Building	34,778	1,798
Payments for Purchases of Businesses, Net of Cash Acquired	—	(1,998)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	18,576	(11,048)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	2,098	1,040
Proceeds from Stock Issued Under Employee Stock Purchase Plan	398	—
Excess Tax Benefit from Stock-Based Payments	47	—
Proceeds from Revolving Credit Facility	40,000	—
Repayments Under Senior Notes	(115,000)	—
Repayments Under Revolving Credit Facility	—	(65,000)
NET CASH USED IN FINANCING ACTIVITIES	(72,457)	(63,960)
Effects of Exchange Rate Differences	328	(266)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,763	(18,058)
Cash and Cash Equivalents at Beginning of Period	130,583	161,823
Cash and Cash Equivalents at End of Period	$171,346	$143,765
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$4,014	$4,512
Income Taxes, Net	17,219	14,447
Non-cash Financing Activity:
Declaration of Cash Dividends to be Paid	3,545	—

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and in conjunction with DeVry’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2006, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postemployment Benefits

DeVry’s employment agreements with its Chair of the Board of Directors and former Chief Executive Officer provide certain benefits upon a change in their respective responsibilities that require accrual over the expected future service period beginning with the second quarter of fiscal year 2003. DeVry recognized expense of approximately $66,000 and $243,000, related to these agreements for the three and six months ended December 31, 2006, respectively. For the three and six months ended December 31, 2005, DeVry recognized $40,000 of expenses related to these agreements. The amounts provided are based on recording, over the period of active service that ended June 30, 2005, the amount that represents the present value of the obligation, discounted using a 5.82% rate as of December 31, 2006, and using the sinking fund accrual method.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,859,000 and 70,542,000 for the second quarters ended December 31, 2006, and 2005, respectively, and 70,827,000 and 70,524,000 for the six months ended December 31, 2006, and 2005, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 71,282,000 and 70,847,000 for the second quarters ended December 31, 2006, and 2005, respectively, and 71,162,000 and 70,702,000 for the six months ended December 31, 2006, and 2005, respectively. Excluded from the computations of diluted earnings per share were options to purchase 932,000 and 1,487,000 shares of common stock for the second quarter and six months ended December 31, 2006, respectively, and 1,773,000 and 2,915,000 shares of common stock, for the second quarter and six months ended December 31, 2005, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during the period; thus, their effect would be anti-dilutive.

Treasury Stock

From time to time, DeVry has reacquired shares of its common stock upon an employee’s exercise of incentive stock options under a tax-free swap arrangement pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 - Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity. Treasury shares are reissued on a monthly basis at market value, to the DeVry Employee Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, DeVry uses an average cost method to reduce the treasury stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.

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

Comprehensive Income

The differences between changes in the fair values of cash flow hedging instruments and the amount of these instruments that was amortized to earnings is reported as a component of Comprehensive Income. For the six months ended December 31, 2005, the amount recorded in Other Comprehensive Income was a gain of $12,000. DeVry’s only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were a gain of $373,000 and a loss of $4,000, for the quarters ended December 31, 2006 and 2005, respectively, and a gain of $374,000 and a loss of $351,000 for six months ended December 31, 2006 and 2005, respectively.

The Accumulated Other Comprehensive Income balance at December 31, 2006 and 2005, is composed entirely of cumulative translation losses of $50,000 and $73,000, respectively.

Reclassifications

The previously reported amounts in the Consolidated Balance Sheets for Additional Paid-in Capital have been reclassified to disclose the balance in Treasury Stock in order to conform to the current presentation format.

Recent Accounting Pronouncements

SFAS 154 — Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. For DeVry, SFAS 154 was effective at the beginning of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on DeVry’s consolidated financial statements.

SFAS 157 — Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. For DeVry, SFAS 157 is effective beginning in fiscal year 2009. DeVry does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

At December 31, 2006, 7,316,312 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the six months ended December 31, 2006:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	3,428,211	$22.91
Options Granted	608,150	$21.58
Options Exercised	(138,794)	$16.57
Options Canceled	(77,546)	$26.01
Outstanding at December 31, 2006	3,820,021	$22.86	6.48	$8,820
Exercisable at December 31, 2006	2,573,542	$23.37	5.50	$6,192

The total intrinsic value of options exercised for the six months ended December 31, 2006 and 2005 was $1,081,000 and $803,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first six months of fiscal years 2007 and 2006 were $10.05 and $10.15, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2007	2006
Expected Life (in Years)	6.67	4.38
Expected Volatility	41.51%	41.30%
Risk-free Interest Rate	4.57%	3.80%
Dividend Yield	0.46%	-
Pre-vesting Forfeiture Rate	4.00%	4.00%

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in thousands)
Cost of Educational Services	$683	$350	$996	$716
Student Services and Administrative Expense	1,452	744	2,117	1,523
Income Tax Benefit	(538)	(269)	(707)	(571)
Net Stock-Based Compensation Expense	$1,597	$825	$2,406	$1,668

As of December 31, 2006, $9.8 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.3 years. The total fair value of options vested during the six months ended December 31, 2006 and 2005 was approximately $4,800,000 and $5,000,000, respectively.

There were no capitalized stock-based compensation costs at December 31, 2006 and 2005.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: DIVIDENDS AND STOCK REPURCHASE PROGRAM

On November 15, 2006, DeVry’s Board of Directors declared a dividend of $0.05 per share, payable on January 15, 2007, to common stockholders of record as of December 20, 2006. As of December 31, 2006, $3,545,000 is accrued as a dividend payable. The Board stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.10 per share. Future dividends will be at the discretion of the Board of Directors.

On November 15, 2006, DeVry also announced that the Board of Directors had established a stock repurchase plan. The stock repurchase plan allows DeVry to buy back up to $35 million of its common stock within the next two years. No shares had been repurchased as of December 31, 2006. The timing and amount of any repurchase will be determined by company management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Shares of stock repurchased under the program will be held as treasury shares. These repurchased shares will reduce the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 5:  BUSINESS COMBINATIONS

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

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(41,237)
License and Non-compete Agreements	2,650	(2,611)
Class Materials	2,900	(1,200)
Trade Names	110	(89)
Other	620	(620)
Total	$54,050	$(45,757)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(33,108)
License and Non-compete Agreements	2,650	(2,582)
Class Materials	2,900	(1,000)
Trade Names	110	(62)
Other	620	(617)
Total	$54,050	$(37,369)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $1,805,000 and $3,612,000 for the quarter and six months ended December 31, 2006, respectively, and $2,580,000 and $5,161,000 for the quarter and six months ended December 31, 2005, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2007	$6,843
2008	3,660
2009	203
2010	200
2011	200

The weighted-average amortization period for amortized intangible assets is three and five years for Chamberlain and Ross University Student Relationships, respectively; six years for License and Non-compete Agreements; 14 years for Class Materials; four years for Trade Names and six years for Other. These intangible assets, except for the Ross University Student Relationships, are being amortized on a straight-line basis. The amount being amortized for the Ross University Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

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

DeVry determined that as of the end of fiscal years 2006 and 2005, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at December 31, 2006 and June 30, 2006, was unchanged at $22,195,000. The carrying amount of goodwill related to the Professional and Training reportable segment was unchanged at $24,716,000 at December 31, 2006 and June 30, 2006. The carrying amount of goodwill related to the Medical & Healthcare segment was unchanged at $244,202,000 at December 31, 2006 and June 30, 2006.

NOTE 7:  SALE OF FACILITIES

On September 7, 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. This gain is separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and related to the DeVry University reportable segment. DeVry is leasing back the entire building for the next several months to serve its existing student population until a leased replacement facility in the nearby area is operational.

In November 2005, a DeVry owned building in the Denver, Colorado area was sold for $1,798,000. As a result of this sale, DeVry realized a pre-tax gain of $451,000. This gain is separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and related to the DeVry University reportable segment. This building was acquired in 1999 with the acquisition of Denver Technical College. This facility was no longer essential to its operations, having been largely replaced by a new and larger DeVry University campus serving the Denver market.

NOTE 8:  REDUCTION IN WORKFORCE CHARGES

During fiscal year 2005, DeVry offered voluntary separation plans and implemented an involuntary reduction in force which resulted in workforce reductions of approximately 230 employees. In relation to all of these voluntary and involuntary reductions in force, DeVry recorded pre-tax charges of approximately $8.4 million in fiscal year 2005. These charges consisted of severance pay and in some cases, extended medical and dental benefits coverage.

Cash payments for the fiscal year 2005 voluntary separation plans and the involuntary reductions in force were approximately $77,000 and $212,000 for the quarter and six months ended December 31, 2006, respectively and $300,000 and $2.3 million for the quarter and six months ended December 31, 2005, respectively. Of the total amount accrued for these events, approximately $360,000 remained to be paid as of December 31, 2006. Payments will continue throughout fiscal year 2007.

The workforce reductions related to actions across several of DeVry’s businesses resulting from process improvements and its continuing efforts to realign costs with revenues. The majority of the workforce reductions were in the U.S. and included managerial, professional, clerical and instructor roles.

NOTE 9: INCOME TAXES

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of December 31, 2006 and 2005, cumulative undistributed earnings were approximately $76.5 million and $41.8 million, respectively.

The effective tax rate was 25.5% for the second quarter and 31.2% for the first six months of fiscal year 2007, compared to 24.6% for the second quarter and 25.5% for the first six months in the prior year. The higher effective income tax rate for the second quarter of fiscal year 2007 was primarily due to changes to prior and current year income tax estimates for Ross University’s U.S. operations. The increase in the effective income tax rate for the first six months of fiscal year 2007 is attributable to the gain on the sale of the West Hills facility, which carried a tax rate of 40.4% and the same factors as discussed above for the second quarter. The effective income tax rate for the fiscal year ended June 30, 2006 was 25.1%.

During the third quarter of fiscal year 2006, the Internal Revenue Service began an audit of DeVry’s consolidated federal income tax returns for the fiscal years of 2003 and 2004 and certain refund claims for prior years. During the first quarter of fiscal year 2007, the Internal Revenue Service completed this audit and no adjustments were required to be made for those income tax returns and refund claims.

NOTE 10:  LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary formed in connection with the acquisition of Ross University. This long-term debt consists of the following at December 31, 2006 and 2005 (dollars in thousands):

	Outstanding Debt at December 31,		Effective Interest Rate at
	2006	2005	Dec. 31, 2006
Revolving Credit Agreement:
DeVry Inc. as borrower	$50,000	$30,000	6.23%
GEI as borrower	—	5,000	—
Total	$50,000	$35,000	6.23%
Senior Notes:
DeVry Inc. as borrower	$—	$75,000	—
GEI as borrower	—	50,000	—
Total	$—	$125,000	—
Total Outstanding Debt	$50,000	$160,000	6.23%
Current Maturities of Debt	$50,000	$35,000	6.23%
Total Long-term Debt	$—	$125,000	—

In July and October 2006, DeVry prepaid the remaining $115.0 million of Senior Notes without penalty. In connection with the prepayments, DeVry charged to expense approximately $0.8 million of unamortized deferred financing costs. This prepayment was funded through a combination of available cash and $40.0 million of increased borrowings under DeVry’s revolving credit agreement, which bears a lower interest rate than the Senior Notes.

On January 11, 2007, DeVry entered into a third amendment to the revolving credit agreement. This agreement amends or modifies certain aspects of the revolving credit agreement so as to, among other things: (i) extend the maturity date to January 11, 2012, (ii) decrease the spread on applicable interest and fee rates, (iii) revise certain financial covenants, and (iv) increase permitted acquisition and restricted payment flexibility.

As of December 31, 2006, the interest rate on borrowings under the revolving credit agreement was based on the LIBOR rate plus 0.875%. Effective with the amendment to the revolving credit agreement, this spread decreased to 0.50%. The spreads on the interest rate, letter of credit fees and commitment fees are adjusted quarterly, based upon DeVry’s achievement of certain financial ratios.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University’s Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of DeVry’s fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs’ attorneys. This subsequent action was stayed pending the outcome of the Gardner matter. The parties reached a settlement, which was approved by the court in October 2006. The total amount of the settlement, which was paid out in December 2006, was within the amount previously reserved for this matter.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student filed a claim in June 2005 in the Superior Court of New Jersey for Middlesex County. In this suit, she claims that the dismissal was based upon her disability and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Ross University filed a motion to dismiss the suit which was denied and discovery is proceeding.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of the student dormitory on the DeVry University, Fremont, California campus. DeVry's complaint sought monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by Sierra Bay's subcontractors, and sought indemnity from the same. Sierra Bay also placed a lien on the real property on which the building is situated, and further filed a counterclaim to DeVry’s claim in December 2005, alleging that DeVry failed to pay the outstanding contract balance or amounts for extra work done.  The total amount claimed for the outstanding contract balance, the extra work, and other damages resulting from construction delays, is approximately $3.0 million.  All of the claims, including those of the subcontractors, have been consolidated under the principal case between DeVry and Sierra Bay. There are no governmental entities involved.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in December 2005 in the California State District Court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to the United States District Court for the Central District of California, and a motion to dismiss was filed. The motion to dismiss was denied, and discovery is proceeding. The plaintiff has filed a motion for class certification, which the court is presently considering.

The total accrual for the resolution of all legal claims was approximately $0.6 million at December 31, 2006.

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

Following is a tabulation of business segment information based on the current segmentation for the quarter and six months ended December 31, 2006 and 2005. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
Revenues:	(Dollars in Thousands)
DeVry University	$186,697	$171,676	$360,007	$332,395
Professional and Training	14,882	9,953	31,163	22,233
Medical & Healthcare	35,957	28,240	67,019	52,021
Total Consolidated Revenues	$237,536	$209,869	$458,189	$406,649

Operating Income:
DeVry University	$7,832	$6,737	$26,868	$6,663
Professional and Training	3,450	2,335	10,413	6,905
Medical & Healthcare	14,627	10,720	25,761	18,252
Reconciling Items:
Amortization Expense	(1,805)	(2,580)	(3,612)	(5,161)
Interest Expense	(1,720)	(2,606)	(3,889)	(5,261)
Depreciation and Other	(386)	(247)	(1,306)	(513)
Total Consolidated Income before Income Taxes	$21,998	$14,359	$54,235	$20,885

Segment Assets:
DeVry University	$414,182	$436,330	$414,182	$436,330
Professional and Training	91,567	76,461	91,567	76,461
Medical & Healthcare	390,535	417,360	390,535	417,360
Corporate	23,517	26,303	23,517	26,303
Total Consolidated Assets	$919,801	$956,454	$919,801	$956,454
Additions to Long-lived Assets:
DeVry University	$5,750	$4,336	$9,598	$7,392
Professional and Training	12	123	45	148
Medical & Healthcare	2,679	3,823	6,559	5,306
Total Consolidated Additions to Long-lived Assets	$8,441	$8,282	$16,202	$12,846

Depreciation Expense:
DeVry University	$7,436	$8,201	$14,357	$15,978
Professional and Training	117	114	260	228
Medical & Healthcare	1,173	973	2,254	1,928
Corporate	247	247	494	494
Total Consolidated Depreciation	$8,973	$9,535	$17,365	$18,628
Intangible Asset Amortization Expense:
DeVry University	$—	$—	$—	$—
Professional and Training	63	67	127	133
Medical & Healthcare	1,742	2,513	3,485	5,028
Total Consolidated Amortization	$1,805	$2,580	$3,612	$5,161

In September 2006, DeVry sold its facility located in West Hills, California. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. This gain is included in operating income of the DeVry University reportable segment for the six months ended December 31, 2006.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the quarters and six months ended December 31, 2006 and 2005. Revenues and long-lived assets by geographic area are as follows:

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$201,617	$180,864	$391,341	$352,918
International Operations:
Dominica and St. Kitts/Nevis	32,427	26,048	60,512	48,428
Other	3,492	2,957	6,336	5,303
Total International	35,919	29,005	66,848	53,731
Consolidated	$237,536	$209,869	$458,189	$406,649
Long-lived Assets:
Domestic Operations	$316,875	$346,973	$316,875	$346,973
International Operations:
Dominica and St. Kitts/Nevis	310,196	307,754	310,196	307,754
Other	226	428	226	428
Total International	310,422	308,182	310,422	308,182
Consolidated	$627,297	$655,155	$627,297	$655,155

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

ITEM 2 —  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its Web site, DeVry offers (free of charge) its annual report on Form 10-K, quarterly reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission. DeVry’s Web site address is http://www.devryinc.com.

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the year ended June 30, 2006. DeVry’s annual report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income tax liabilities.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and filed with the Securities and Exchange Commission on September 13, 2006.

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

For the second quarter of fiscal year 2007, DeVry’s net income increased 51% to $16.4 million on record total revenues of $237.5 million and on improved operating performance. Operational and financial highlights for the second quarter of fiscal year 2007 include:

•	The Fall 2006 term marked DeVry University’s sixth consecutive period of positive undergraduate new student growth and the third consecutive period of positive total student enrollment growth.

•
Total revenues and operating profits increased at all three of DeVry’s business segments primarily due to continued enrollment growth, robust sales of review course materials and improved operational execution, while at the same time making investments to support future growth.

•
DeVry’s financial position improved as it ended the quarter with $171 million of available cash and reduced debt to $50 million by prepaying the remaining $75 million of Senior Notes during October 2006 with a combination of available cash and $40 million of revolver borrowings which have a more favorable interest rate.

•
In November 2006, the Board of Directors declared DeVry’s first-ever dividend and approved a stock repurchase program. The first dividend of $0.05 per share was paid in January 2007. DeVry's Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.10 per share. The stock repurchase program allows DeVry to buy back up to $35 million of its common stock within the next two years.

The following table illustrates the effects of the gain on the sale of the West Hills facility on the company’s earnings. The non-GAAP disclosure of earnings is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago first six month’s earnings (in thousands, except per share data):

	For the Six Months Ended December 31,
	2006	2005
Net Income	$37,317	$15,560
Earnings per Share (diluted)	$0.52	$0.22
Gain on Sale of Assets (net of tax)	$11,840	$273
Earnings per Share (diluted)	$0.16	--
Net Income Excluding the Gain on Sale of Assets	$25,477	$15,287
Earnings per Share (diluted)	$0.36	$0.22

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months for both the current and prior fiscal year. Percents may not add due to rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2006	2005	2006	2005

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	50.8%	53.1%	52.6%	54.9%
Gain on Sale of Assets	—	(0.2%)	(4.3%)	(0.1%)
Student Services & Admin. Exp	39.2%	39.0%	39.1%	38.8%
Interest Expense	0.7%	1.2%	0.8%	1.3%
Total Costs and Expenses	90.7%	93.2%	88.2%	94.9%
Income Before Income Taxes	9.3%	6.8%	11.8%	5.1%
Income Tax Provision	2.4%	1.7%	3.7%	1.3%
Net Income	6.9%	5.2%	8.1%	3.8%

REVENUES

Total revenue for the second quarter of fiscal year 2007 increased 13.2% to $237.5 million from the prior year quarter. For the first six months of fiscal year 2007, total revenue increased 12.7% to $458.2 million from the same period a year ago. For both the second quarter and first six months of fiscal year 2007, revenue increased at all three of DeVry’s business segments primarily due to continued growth in new student enrollments and tuition price increases as compared to the year ago periods. In addition, revenue increased due to higher sales of Becker Professional Review materials, the expanding sale of electronic text books (“eBooks”) and higher interest income earned on investments.

DeVry University

DeVry University revenues increased by 8.7% in the second quarter to $186.7 million, and rose by 8.3% to $360.0 million for the first six months of fiscal year 2007. Tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 1.2% from spring 2005 (38,083 students) to spring 2006 (38,523 students);

•	Increased by 2.5% from summer 2005 (36,220 students) to summer 2006 (37,132 students); and

•	Increased by 4.9% from fall 2005 (38,546 students) to fall 2006 (40,434 students). This was DeVry University’s third consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 16.4% from spring 2005 (8,902 students) to spring 2006 (10,359 students);

•	Increased by 12.2% from summer 2005 (11,293 students) to summer 2006 (12,671 students); and

•
Increased by 11.9% from fall 2005 (10,663 students) to fall 2006 (11,930 students). The fall 2006 term was the sixth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment:

•	Increased by 10.3% from the July 2005 session (11,434 coursetakers) to the July 2006 (12,617 coursetakers) session;

•	Increased by 10.5% from the September 2005 session (12,732 coursetakers) to the September 2006 session (14,069 coursetakers); and

•	Increased by 8.9% from the November 2005 session (12,777 coursetakers) to the November 2006 session (13,920 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2006; and

•	Graduate school program tuition increased by approximately 4.5% for the July 2006 session following a 5.0% increase for the September 2005 session.

The increasing undergraduate new student enrollments were due to greater investments in marketing and recruiting, continued demand for DeVry’s high quality educational programs and its position within the working adult market. Management believes that efforts at Keller to create new brand awareness through improved messaging have produced positive enrollment results, and it will continue to focus on further improvements in the future.

Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenue partly from sales of eBooks.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates is a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University Centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students. In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased in both the second quarter and the first six months of fiscal year 2007, as compared to the prior year periods. These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD revolving charge plan for financing students’ education. Lower interest charges are primarily a result of a decrease in the average accounts receivable balance on enrolled, undergraduate student accounts. The timeliness of receivable collections improved as compared to the prior year.

Professional and Training

Professional and Training segment revenues rose 49.5% to $14.9 million in the second quarter and increased by 40.2% to $31.2 million for the first six months of fiscal year 2007 as compared to the year-ago periods. Revenues were higher in the second quarter primarily due to strong demand for CPA review courses on CD-ROM. The primary reason for the increased revenue during the first six months of the current year was increased enrollment in Becker Professional Review’s CPA review courses and from increased sales of CPA review courses on CD-ROM. Management believes that these increases are being driven by the continued demand for CPAs. Further contributing to growth in this segment was increased enrollment in the Stalla CFA review course to prepare for the Level 1 exam which was administered in December.

Medical and Healthcare

Medical and Healthcare segment revenues increased by 27.3% to $36.0 million in the second quarter and grew 28.8% to $67.0 million for the first six months of fiscal year 2007 as compared to the prior year periods. Ross University accounted for the significant majority of the revenue increase in this segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

•	Increased by 4.5% from January 2005 (3,122 students) to January 2006 (3,264 students);

•	Increased by 13.2% from May 2005 (3,029 students) to May 2006 (3,428 students); and

•	Increased by 15.4% from September 2005 (3,227 students) to September 2006 (3,724 students).

Ross University new student enrollment by term:

•	Increased by 67.5% from January 2005 (231 students) to January 2006 (387 students);

•	Increased by 63.8% from May 2005 (268 students) to May 2006 (439 students); and

•	Increased by 9.2% from September 2005 (575 students) to September 2006 (628 students). In the September 2005 term, new student enrollments grew 40.6%.

Tuition rates:

•	Tuition and fees for the Ross University beginning basic sciences programs increased by approximately 5% for the September 2006 term;

•	Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5% as compared to the year-ago quarter; and

Management believes that the increasing new student enrollments at Ross University for the past several terms resulted from enhancements made to its marketing and recruiting functions. In addition, continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. To prepare for increasing student demand, Ross University is adding faculty, classrooms, laboratories and student housing.

On January 18, 2007, Chamberlain College of Nursing received approval from the Ohio Board of Regents to establish a new campus in Columbus. This new location, which is co-located with DeVry University’s campus in Columbus, will begin offering associate and bachelor’s degrees in nursing programs in March 2007.

Revenue from Other Sources

Other Educational Revenue increased by 38.3% to $18.5 million during the second quarter and improved by 31.5% to $35.1 million during the first six months of fiscal year 2007 as compared to the prior year. As discussed above, the primary drivers for the increase in Other Educational Revenue were strong sales of Becker Professional Review course materials on CD-ROM and eBooks at DeVry University, partially offset by a decrease in interest charged on undergraduate student receivables.

Interest income on DeVry’s short-term investments of cash balances increased significantly in both the second quarter and first six months of fiscal year 2007. The increase is due to higher levels of short-term investments with higher short-term interest rates as compared to the prior year.

COSTS AND EXPENSES

Cost of Educational Services

Cost of Educational Services increased 8.2% to $120.6 million during the second quarter and grew 7.9% to $240.9 million during the first six months of fiscal year 2007 as compared to the year-ago periods. Cost increases were incurred in support of four additional DeVry University Centers and expanding online program enrollments. The number of online coursetakers enrolled in the November 2006 term increased by 32.9% from the year-ago term to 32,369. In addition, cost increases were incurred at Ross University to support increasing student enrollments. Also contributing to the higher cost of educational services was an increase in the provision for doubtful accounts of $1.0 million during the second quarter and $2.4 million during the first six months of the current year, primarily in the DeVry University undergraduate operations, as receivable balances for inactive students increased from last year. The increase in inactive student receivable balances was partially offset by improvement in collections of active student receivable balances due to internal process improvements. In addition, expense attributed to stock-based awards included in Cost of Educational Services increased during the second quarter and first six months of fiscal year 2007 as more new options were granted during these periods.

Partially offsetting these increases was a decrease in depreciation expense in both the second quarter and first six months of the current year due to lower capital spending during each of the past several years.

As a percent of revenue, Cost of Educational Services decreased to 50.8% in the second quarter of fiscal 2007 from 53.1% during the prior year period. For the first six months of fiscal 2007, Cost of Educational Services decreased to 52.6% from 54.9% in the year-ago period. These decreases were due to increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.

Gain on Sale of Assets

During September 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with this sale, DeVry recorded a pre tax gain of $19.9 million during the first quarter of fiscal year 2007. Net of tax, the gain on the sale was $11.8 million or $0.16 per share. DeVry is leasing back the entire building for the next several months to serve its existing student population until a leased replacement facility in nearby Sherman Oaks, California is operational.

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

Student Services and Administrative Expense

Student Services and Administrative Expense increased 13.9% to $93.2 million during the second quarter and grew by 13.5% to $179.0 million during the first six months of fiscal year 2007 as compared to the prior year periods. The increase in expenses primarily represents additional investments in recruiting, advertising and systems to generate growth in new student enrollments at DeVry University. High school presenters and advisors have been added in connection with DeVry’s strategy to recapture its share of the high school market. Also, admissions advisors have been added to support the growing online program enrollments and at new DeVry University Centers that have opened since the year-ago periods. Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending. In addition, expense attributed to stock-based awards included in Student Services and Administrative Expense increased during the second quarter and first six months of fiscal year 2007 as more new options were granted during these periods.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University. Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

DeVry University

DeVry University operating income improved 16.3% to $7.8 million during the second quarter and increased $20.2 million to $26.9 million during the first six months of fiscal year 2007, as compared to the prior year periods. Revenue increased and gross margin improved during the second quarter and first six months of fiscal year 2007, which was partially offset by increased spending on recruiting, advertising and systems infrastructure to drive future enrollment gains and enhance student services. In September 2006, DeVry sold its facility located in West Hills, California. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. This gain is included in operating income of the DeVry University reportable segment.

Professional and Training

Professional and Training operating income rose 47.8% to $3.5 million during the second quarter and increased 50.8% to $10.4 million during the first six months of fiscal year 2007 as compared to the prior year periods. The increase in operating income is the result of higher revenue and improved operating leverage as discussed above. The increase was partially offset by a higher allocation of corporate expenses to this business segment, including information technology, human resources and legal, based upon the current usage of such services.

Medical and Healthcare

Medical and Healthcare operating income increased 36.4% to $14.6 million during the second quarter and grew 41.1% to $25.8 million during the first six months of fiscal year 2007 as compared to the year-ago periods. At Ross University, which is the dominant portion of this segment, increases in student enrollments and tuition produced higher revenues and operating income for the current year as compared to the prior year periods even as faculty, staff and facilities were being added to accommodate future enrollment growth.

INTEREST EXPENSE

Interest expense decreased 34.0% to $1.7 million in the second quarter and dropped 26.1% to $3.9 million for the first six months of fiscal year 2007, as compared to the prior year periods. The decrease in interest expense is due to lower average borrowings partially offset by increases in short-term interest rates as compared to the prior year period and the write-off of unamortized deferred financing costs related to the pre-payment of the Senior Notes. During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million. In connection with the debt prepayments, DeVry charged to expense approximately $0.3 million and $0.5 million of unamortized deferred financing costs in the first and second quarters of fiscal year 2007, respectively. The prepayments were funded through a combination of available cash and increased borrowings of $40.0 million under DeVry’s revolving credit agreement, which bears a lower rate of interest than the Senior Notes.

INCOME TAXES

The effective tax rate was 25.5% for the second quarter and 31.2% for the first six months of fiscal year 2007, compared to 24.6% for the second quarter and 25.5% for the first six months in the prior year. The higher effective income tax rate for the second quarter of fiscal year 2007 was primarily due to changes to prior and current year income tax estimates for Ross University’s domestic operations. The increase in the effective income tax rate for the first six months of fiscal year 2007 is attributable to the gain on the sale of the West Hills facility, which carried a tax rate of 40.4% and the factors as discussed above for the second quarter.

Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. The medical and veterinary schools have agreements with the governments that exempt them from local taxation through the years 2043 and 2023, respectively. DeVry intends to indefinitely reinvest Ross University’s international earnings and cash flow to improve and expand operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as student and family educational loans; other financial aid from various federal, state and provincial loan and grant programs; and student and family financial resources.

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each semester. At DeVry University, the principal undergraduate semesters begin in July, November and March, but it also offers shorter eight-week session courses that begin six times per year. These shorter sessions have the effect of somewhat smoothing the cash flow peaks throughout the year as they represent a new revenue billing and collection cycle within the longer semester cycle.

At December 31, 2006, total accounts receivable, net of related reserves, were $60.4 million, compared to $85.5 million at December 31, 2005. The decrease is the result of continued improvements in the timeliness of collections of DeVry University enrolled student undergraduate receivables, an increase in the allowance for uncollectible accounts primarily for inactive undergraduate student receivables and a decrease in Ross University student receivables. These decreases were partially offset by the impact on receivables from revenue growth across all three of DeVry’s business segments as compared to the year-ago period. Becker experienced the greatest impact with revenue growth of 40.2% and the impact of additional large public accounting firms with direct billing arrangements with inherently longer collection cycles.

Financial Aid

DeVry is highly dependent upon the timely receipt of financial aid funds. Management estimates that approximately 75% of its DeVry University undergraduate students’ tuition, book and fee revenues have been financed by government-provided financial aid to students. Keller Graduate School collections from student participation in federal loan programs are approximately 60% of revenues. Ross University collections from student participation in federal loan programs are approximately 60% of revenues at both the medical and veterinary schools. Chamberlain collections from student participation in federal financial aid programs are approximately 35% of revenues.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At December 31, 2006, cash in the amount of $24.1 million was held in restricted bank accounts, compared to $39.0 million at December 31, 2005.

Cash from Operations

Cash generated from operations in the first six months of fiscal year 2007 was $94.3 million, compared to $57.2 million in the prior year period. Cash flow from operations increased due to higher net income (excluding the gain on sale of assets). Also, driving greater cash flow was a $29.6 million greater source of cash compared to the prior year for changes in accounts receivable and $14.3 million for changes in levels of accrued expenses. Accounts receivable decreased due in part to continued improvements in the timeliness of collections of DeVry University enrolled student undergraduate receivables and lower receivables at Ross University. Variations in the levels of accrued expenses from period to period are caused, in part, by the timing of the year-end relative to DeVry’s payroll and bill payment cycles. These increases in cash flow were partially offset by an increase in prepaid expenses, a decrease in accounts payable and lower non-cash charges (including depreciation and amortization).

Cash from Investing Activities

Capital expenditures in the first six months of fiscal year 2007 were $16.2 million compared to $10.8 million in the year ago period. The higher level of capital expenditures is due to facility expansion at both the Ross University medical and veterinary schools; renovations at DeVry University campuses, including investments for the co-location of the Chamberlain College of Nursing at selected locations; and costs of opening additional DeVry University Centers. For the remainder of fiscal year 2007, management expects the pace of capital expenditures to increase to a level more in line with prior years which is needed to support future growth and enhance student services. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

During September 2006, DeVry sold its West Hills facility for $36 million. Proceeds from the sale were used to pay income taxes attributed to the gain on the sale, reduce debt and for general corporate purposes.

Cash used in Financing Activities

In July and October 2006, DeVry prepaid the remaining $115.0 million of Senior Notes without penalty. In connection with the prepayments, DeVry charged to expense approximately $0.8 million of unamortized deferred financing costs. This prepayment was funded through a combination of available cash and $40.0 million of increased borrowings under DeVry’s revolving credit agreement, which bears a lower interest rate than the Senior Notes.

On November 15, 2006, the Board of Directors adopted a share repurchase program to buyback up to $35 million of DeVry common stock within the next two years. No shares were repurchased during the second quarter as DeVry’s trading window for stock transactions had been closed since the program was approved. The trading window opened on January 30, 2007.

The Board of Directors declared DeVry’s first-ever dividend on November 15, 2006, of $0.05 per share to common stockholders of record as of December 20, 2006. The dividend was paid on January 12, 2007. DeVry’s Board of Directors stated its intent to declare dividends on a semi-annual basis.

Other Contractual Arrangements

DeVry’s only long-term contractual obligations consist of its revolving line of credit, operating leases on facilities and equipment, and agreements for various services. At December 31, 2006, there were no required payments under DeVry’s revolving credit agreement prior to its maturity.

In January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates; extend the remaining term from two to five years; revise and loosen certain financial covenants; and provide increased flexibility for acquisitions, dividends and/or share repurchase programs.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease.

Included in DeVry’s consolidated cash balances at December 31, 2006 was approximately $61 million attributable to Ross University international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand operations of Ross University and pursue future business opportunities outside the United States. Therefore, cash held by Ross University will not be available for domestic general corporate purposes.

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

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 154 — Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. For DeVry, SFAS 154 was effective at the beginning of fiscal year 2007. The adoption of SFAS 154 did not have a material impact on DeVry’s consolidated financial statements.

SFAS 157 — Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. For DeVry, SFAS 157 is effective beginning in fiscal year 2009. DeVry does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

DeVry’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenues or accounts receivable.

DeVry’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, DeVry has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon our borrowings of $50.0 million at December 31, 2006, a 1.0% increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2007 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

PART II - Other Information

ITEM 1 - LEGAL PROCEEDINGS

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

In January 2002, Royal Gardner, a graduate of one of DeVry University’s Los Angeles-area campuses, filed a class-action complaint against DeVry Inc. and DeVry University, Inc. in the Superior Court of the State of California, County of Los Angeles, on behalf of all students enrolled in the post-baccalaureate degree program in Information Technology. The suit alleges that the program offered by DeVry did not conform to the program as it was presented in the advertising and other marketing materials. In March 2003, the complaint was dismissed by the court with limited right to amend and re-file. The complaint was subsequently amended and re-filed. During the first quarter of DeVry’s fiscal year 2004, a new complaint was filed in the same court by Gavino Teanio with the same general allegations and by the same plaintiffs’ attorneys. This subsequent action was stayed pending the outcome of the Gardner matter. The parties reached a settlement, which was approved by the court in October 2006. The total amount of the settlement, which was paid out in December 2006, was within the amount previously reserved for this matter.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student filed a claim in June 2005 in the Superior Court of New Jersey for Middlesex County. In this suit, she claims that the dismissal was based upon her disability and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Ross University filed a motion to dismiss the suit which was denied and discovery is proceeding.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of the student dormitory on the DeVry University, Fremont, California campus. DeVry's complaint sought monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by Sierra Bay's subcontractors, and sought indemnity from the same. Sierra Bay also placed a lien on the real property on which the building is situated, and further filed a counterclaim to DeVry’s claim in December 2005, alleging that DeVry failed to pay the outstanding contract balance or amounts for extra work done.  The total amount claimed for the outstanding contract balance, the extra work, and other damages resulting from construction delays, is approximately $3.0 million.  All of the claims, including those of the subcontractors, have been consolidated under the principal case between DeVry and Sierra Bay. There are no governmental entities involved.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in December 2005 in the California State District Court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to the United States District Court for the Central District of California, and a motion to dismiss was filed. The motion to dismiss was denied, and discovery is proceeding. The plaintiff has filed a motion for class certification, which the court is presently considering.

The total accrual for the resolution of all legal claims was approximately $0.6 million at December 31, 2006.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer and Affiliated Parties

Period	Total Number of Shares Purchased[1]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[2]
July 2006	-	-	N/A	N/A
August 2006	-	-	N/A	N/A
September 2006	4,625	$22.67	N/A	N/A
October 2006	-	-	N/A	N/A
November 2006	2,373	$26.10	N/A	N/A
December 2006	64	$27.52	-	$35,000,000
Total	7,062	$23.87	-	$35,000,000

1Represents shares delivered back to the issuer upon employees’ exercise of incentive stock options under a tax-free swap agreement pursuant to the terms of DeVry’s stock incentive plans.

2On November 15, 2006, the Board of Directors approved a stock repurchase program, pursuant to which up to $35 million of DeVry common stock may be repurchased within the next two years. This program was announced in DeVry’s report on Form 8-K, which was filed on November 15, 2006. As of December 31, 2006, no shares have been repurchased under this program.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	DeVry held its Annual Meeting of Stockholders on November 15, 2006.

(b)	All Board of Director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

One nominee was elected as a Class I Director to serve until the 2007 Annual Meeting of Stockholders or until his successor is elected and qualified.

Director	Affirmative Votes	Votes Withheld
Daniel M. Hamburger	63,891,038	3,268,254

Four nominees were elected as Class III Directors to serve until the 2009 Annual Meeting of Stockholders or until their successors are elected and qualified.

Director	Affirmative Votes	Votes Withheld
Charles A. Bowsher	64,268,616	2,890,676
William T. Keevan	64,283,637	2,875,655
Robert C. McCormack	62,110,476	5,048,816
Julia A. McGee	63,482,328	3,676,964

The selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for DeVry for fiscal year 2007 was ratified.

Affirmative Votes	Votes Against	Abstain
67,088,231	51,659	19,401

ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the United States Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: February 8, 2007	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
President and Chief Executive Officer

Date: February 8, 2007	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer