Form 10-Q
period 2007-03-31
DEVRY INC
filed 2007-05-09
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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
April 30, 2007 — 70,945,958 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - Financial Information	DEVRY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	June 30, 2006	March 31, 2006
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$135,821	$130,583	$162,355
Restricted Cash	58,042	20,632	52,523
Accounts Receivable, Net	95,490	46,567	90,089
Inventories	125	133	104
Deferred Income Taxes, Net	15,501	13,700	19,811
Prepaid Expenses and Other	15,196	16,458	13,154
Total Current Assets	320,175	228,073	338,036
Land, Buildings and Equipment:
Land	60,578	67,756	67,653
Buildings	214,517	222,059	219,899
Equipment	257,757	245,360	241,736
Construction In Progress	15,367	9,057	7,207
	548,219	544,232	536,495
Accumulated Depreciation and Amortization	(290,655)	(271,306)	(262,871)
Land, Buildings and Equipment, Net	257,564	272,926	273,624
Other Assets:
Intangible Assets, Net	58,344	63,762	65,956
Goodwill	291,113	291,113	291,113
Perkins Program Fund, Net	13,450	13,450	13,290
Other Assets	6,515	3,158	4,180
Total Other Assets	369,422	371,483	374,539
TOTAL ASSETS	$947,161	$872,482	$986,199

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$60,000	$50,000
Accounts Payable	34,283	39,677	30,016
Accrued Salaries, Wages and Benefits	39,912	35,600	31,679
Accrued Expenses	35,771	27,639	35,521
Advance Tuition Payments	12,311	16,584	8,533
Deferred Tuition Revenue	167,064	31,769	151,413
Total Current Liabilities	289,341	211,269	307,162
Other Liabilities:
Senior Notes	—	65,000	95,000
Deferred Income Taxes, Net	11,811	12,564	14,628
Accrued Postemployment Agreements	5,144	5,594	6,382
Deferred Rent and Other	14,855	13,448	12,742
Total Other Liabilities	31,810	96,606	128,752
TOTAL LIABILITIES	321,151	307,875	435,914

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 70,885,000; 70,757,000 and 70,661,000 Shares Issued and Outstanding at March 31, 2007, June 30, 2006 and March 31, 2006, Respectively	711	708	708
Additional Paid-in Capital	133,999	124,550	121,870
Retained Earnings	498,589	441,893	430,082
Accumulated Other Comprehensive Loss	(159)	(424)	(71)
Treasury Stock, at Cost ( 275,221; 97,770 and 106,264 Shares, Respectively)	(7,130)	(2,120)	(2,304)
TOTAL SHAREHOLDERS’ EQUITY	626,010	564,607	550,285
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$947,161	$872,482	$986,199

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006

REVENUES:
Tuition	$226,141	$203,299	$645,850	$582,384
Other Educational	19,684	15,771	54,794	42,477
Interest	1,956	1,136	5,326	1,994
Total Revenues	247,781	220,206	705,970	626,855
COSTS AND EXPENSES:
Cost of Educational Services	125,815	115,483	366,699	338,660
Separation Plan Severance	1,097	-	1,097	-
Gain on Sale of Assets	(957)	-	(20,812)	(451)
Student Services and Administrative Expense	90,283	80,999	269,319	238,776
Interest Expense	774	2,490	4,663	7,751
Total Costs and Expenses	217,012	198,972	620,966	584,736
Income Before Income Taxes	30,769	21,234	85,004	42,119
Income Tax Provision	7,845	5,552	24,763	10,877
NET INCOME	$22,924	$15,682	$60,241	$31,242

EARNINGS PER COMMON SHARE:
Basic	$0.32	$0.22	$0.85	$0.44
Diluted	$0.32	$0.22	$0.85	$0.44

CASH DIVIDEND PAID PER COMMON SHARE	$-	$-	$0.05	$-

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2007	2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$60,241	$31,242
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	4,347	3,286
Depreciation	26,826	28,043
Amortization	6,568	8,104
Provision for Refunds and Uncollectible Accounts	39,184	39,570
Deferred Income Taxes	(2,734)	(4,025)
(Gain) on Disposals of Land, Buildings and Equipment	(20,575)	(390)
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(37,412)	(38,649)
Accounts Receivable	(88,120)	(90,802)
Inventories	4	66
Prepaid Expenses and Other	(2,276)	(2,881)
Accounts Payable	(5,392)	(460)
Accrued Salaries, Wages, Benefits and Expenses	12,469	(313)
Advance Tuition Payments	(4,250)	(6,126)
Deferred Tuition Revenue	135,295	128,713
NET CASH PROVIDED BY OPERATING ACTIVITIES	124,175	95,378
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(27,539)	(16,283)
Net Proceeds from Sale of Land and Building	36,642	1,798
Payments for Purchases of Businesses, Net of Cash Acquired	—	(2,530)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	9,103	(17,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	4,738	2,433
Proceeds from Stock Issued Under Employee Stock Purchase Plan	674	—
Repurchase of Common Stock for Treasury	(5,317)	—
Cash Dividends Paid	(3,545)	—
Excess Tax Benefit from Stock-Based Compensation	180	—
Borrowings from Revolving Credit Facility	40,000	—
Repayments Under Revolving Credit Facility	(50,000)	(80,000)
Repayments Under Senior Notes	(115,000)	—
NET CASH USED IN FINANCING ACTIVITIES	(128,270)	(77,567)
Effects of Exchange Rate Differences	230	(264)
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,238	532
Cash and Cash Equivalents at Beginning of Period	130,583	161,823
Cash and Cash Equivalents at End of Period	$135,821	$162,355
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$4,700	$6,951
Income Taxes, Net	17,912	14,861

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2006, and in conjunction with DeVry’s quarterly reports on Form 10-Q for the quarters ended September 30, 2006 and December 31, 2006, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended March 31, 2007, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Postemployment Benefits

DeVry’s employment agreements with its Chair of the Board of Directors and former Chief Executive Officer provide certain benefits upon a change in their respective responsibilities that require accrual over the expected future service period beginning with the second quarter of fiscal year 2003. DeVry recognized expense of approximately $52,000 and $295,000, related to these agreements for the three and nine months ended March 31, 2007, respectively, and zero and $31,000 for the three and nine months ended March 31, 2006, respectively. The amounts provided are based on recording, over the period of active service that ended June 30, 2005, the amount that represents the present value of the obligation, discounted using a 5.9% rate as of March 31, 2007, and using the sinking fund accrual method.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Shares used in this computation were 70,955,000 and 70,604,000 for the three months ended March 31, 2007, and 2006, respectively, and 70,869,000 and 70,550,000 for the nine months ended March 31, 2007, and 2006, respectively. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Shares used in this computation were 71,512,000 and 70,913,000 for the three months ended March 31, 2007, and 2006, respectively, and 71,279,000 and 70,739,000 for the nine months ended March 31, 2007, and 2006, respectively. Excluded from the computations of diluted earnings per share were options to purchase 894,000 and 948,000 shares of common stock for the three and nine months ended March 31, 2007, respectively, and 1,719,000 and 2,711,000 shares of common stock, for the three and nine months ended March 31, 2006, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares during the period; thus, their effect would be anti-dilutive.

Treasury Stock

During the third quarter of fiscal 2007, the Company initiated a stock repurchase program (see “Note 4 - Dividends and Stock Repurchase Program”). Shares that are repurchased by the Company are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 - Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Comprehensive Income

The differences between changes in the fair values of cash flow hedging instruments and the amount of these instruments that was amortized to earnings is reported as a component of Comprehensive Income. For the nine months ended March 31, 2006, the amount recorded in Other Comprehensive Income was a gain of $12,000. DeVry’s only other item that meets the definition for adjustment of net income to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive (Loss)/Income for the changes in translation rates were a loss of $109,000 and a gain of $2,000, for the quarters ended March 31, 2007 and 2006, respectively, and a gain of $265,000 and a loss of $349,000 for nine months ended March 31, 2007 and 2006, respectively.

The Accumulated Other Comprehensive Loss balance at March 31, 2007 and 2006, is composed entirely of cumulative translation losses of $159,000 and $71,000, respectively.

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

At March 31, 2007, 7,143,566 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the nine months ended March 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	3,428,211	$22.91
Options Granted	721,150	$22.71
Options Exercised	(305,530)	$17.62
Options Canceled	(104,556)	$25.99
Outstanding at March 31, 2007	3,739,275	$23.22	6.40	$12,286
Exercisable at March 31, 2007	2,410,406	$23.67	5.31	$8,017

The total intrinsic value of options exercised for the nine months ended March 31, 2007 and 2006 was $2,748,000 and $1,690,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first nine months of fiscal years 2007 and 2006 were $10.57 and $10.13, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Cost of Educational Services	$395	$335	$1,391	$1,051
Student Services and Administrative Expense	839	712	2,956	2,235
Income Tax Benefit	(240)	(274)	(947)	(848)
Net Stock-Based Compensation Expense	$994	$773	$3,400	$2,438

As of March 31, 2007, $10.0 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. The total fair value of options vested during the nine months ended March 31, 2007 and 2006 was approximately $4.9 million and $5.1 million, respectively.

There were no capitalized stock-based compensation costs at March 31, 2007 and 2006.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: DIVIDENDS AND STOCK REPURCHASE PROGRAM

On November 15, 2006, DeVry’s Board of Directors declared a dividend of $0.05 per share. This dividend was paid on January 15, 2007, to common stockholders of record as of December 20, 2006. The total dividend paid of $3,545,000 was recorded as a reduction to retained earnings. The Board stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.10 per share. Future dividends will be at the discretion of the Board of Directors.

On November 15, 2006, DeVry also announced that the Board of Directors had established a stock repurchase plan. The stock repurchase plan allows DeVry to buy back up to $35 million of its common stock within the next two years. As of March 31, 2007, DeVry has repurchased, on the open market, 193,573 shares of its common stock at a total cost of approximately $5.3 million. These buybacks were funded through available cash balances. The timing and amount of any future repurchases will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

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

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(42,979)
License and Non-compete Agreements	2,650	(2,617)
Class Materials	2,900	(1,250)
Trade Names	110	(97)
Other	620	(620)
Total	$54,050	$(47,563)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(35,623)
License and Non-compete Agreements	2,650	(2,591)
Class Materials	2,900	(1,050)
Trade Names	110	(69)
Other	620	(618)
Total	$54,050	$(39,951)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $1,806,000 and $5,418,000 for the quarter and nine months ended March 31, 2007, respectively, and $2,582,000 and $7,743,000 for the quarter and nine months ended March 31, 2006, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal year 2006, there was no impairment loss associated with these indefinite-lived intangible assets, as fair value exceeds the carrying amount.

DeVry determined that as of the end of fiscal year 2006, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by an independent professional valuation specialist. The carrying amount of goodwill related to the DeVry University reportable segment at March 31, 2007 and June 30, 2006, was unchanged at $22,195,000. The carrying amount of goodwill related to the Professional and Training reportable segment was unchanged at $24,716,000 at March 31, 2007 and June 30, 2006. The carrying amount of goodwill related to the Medical & Healthcare segment was unchanged at $244,202,000 at March 31, 2007 and June 30, 2006.

NOTE 7:  SALE OF FACILITIES

In March 2007, DeVry sold unused land located adjacent to its DeVry University campus in Tinley Park, Illinois for approximately $1.9 million. In connection with the sale, DeVry recorded a pre-tax gain of approximately $1.0 million during the third quarter of fiscal year 2007. In September 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. DeVry relocated its West Hills operations to a leased facility in nearby Sherman Oaks, California. These gains are separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and are related to the DeVry University reportable segment.

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

NOTE 8:  REDUCTION IN WORKFORCE CHARGES

Fiscal Year 2007 Charges

During the third quarter of fiscal 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees. The decision to take this action resulted from a thorough analysis which revealed that a reduction in the number of employees at DeVry University campuses was warranted to address the subsidiary’s cost structure. The VSP was offered at 22 DeVry University campuses with 285 employees being eligible to participate. Separation of employment is expected to be effective on June 30, 2007. As of March 31, 2007, 19 employees had accepted this separation plan. DeVry recorded a pre-tax charge of approximately $1.1 million in the third quarter of the current fiscal year in relation to these employees. This charge consists of severance pay and extended medical and dental benefits coverage. The charge is separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and is related to the DeVry University reportable segment. No cash payments were made in the third quarter in relation to this charge.

In April 2007, an additional 51 employees accepted the VSP. DeVry will record an additional pre-tax charge of approximately $2.6 million in the fourth quarter of the current fiscal year that will cover severance pay and benefits in relation to these employees.

Also in April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that will reduce its workforce by approximately an additional 145 positions at its DeVry University campus-based operations. This will result in an additional pre-tax charge in the fourth quarter of fiscal 2007 of approximately $2.6 million that will cover severance pay and benefits in relation to these employees.

Cash payments for the VSP will begin in the first quarter of fiscal year 2008 and extend until the period of benefit coverage has expired. Cash payments for the RIF will begin in the fourth quarter of the current fiscal year and extend until the period of benefit coverage has expired.

Fiscal Year 2005 Charges

During fiscal year 2005, DeVry offered voluntary separation plans and implemented an involuntary reduction in force which resulted in workforce reductions of approximately 230 employees. In relation to all of these voluntary and involuntary reductions in force, DeVry recorded pre-tax charges of approximately $8.4 million in fiscal year 2005. These charges consisted of severance pay and in some cases, extended medical and dental benefits coverage. These workforce reductions related to actions across several of DeVry’s businesses resulting from process improvements and its continuing efforts to realign costs with revenues. The majority of the workforce reductions was in the U.S. and included managerial, professional, clerical and instructor roles.

Cash payments for the fiscal year 2005 voluntary separation plans and the involuntary reductions in force were approximately $76,000 and $388,000 for the quarter and nine months ended March 31, 2007, respectively and $250,000 and $2.6 million for the quarter and nine months ended March 31, 2006, respectively. Of the total amount accrued for these events, approximately $280,000 remained to be paid as of March 31, 2007. Payments will continue throughout fiscal year 2007.

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States. In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation. Included in DeVry’s consolidated cash balances were approximately $62 million and $66 million attributable to Ross University’s international operations as of March 31, 2007 and March 31, 2006, respectively. As of March 31, 2007 and 2006, cumulative undistributed earnings were approximately $88.0 million and $50.1 million, respectively.

The effective tax rate was 25.5% for the third quarter and 29.1% for the first nine months of fiscal year 2007, compared to 26.1% for the third quarter and 25.8% for the first nine months in the prior year. The lower effective income tax rate for the third quarter of fiscal year 2007 was primarily due to an increase in the relative proportion of earnings from Ross University’s international operations to U.S. sourced income, partially offset by taxes on the gain from the sale of excess land, which carried a tax rate of 40.3%. The increase in the effective income tax rate for the first nine months of fiscal year 2007 is attributable to the gain on the sale of the West Hills facility, which carried a tax rate of 40.4%, changes to prior and current year income tax estimates for Ross University’s domestic operations, and the factors as discussed above for the third quarter. The effective income tax rate for the fiscal year ended June 30, 2006 was 25.1%.

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

NOTE 10:  LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary formed in connection with the acquisition of Ross University. This long-term debt consists of the following at March 31, 2007 and 2006 (dollars in thousands):

	Outstanding Debt at March 31,
	2007	2006
Revolving Credit Agreement:
DeVry Inc. as borrower	$—	$20,000
GEI as borrower	—	—
Total	$—	$20,000
Senior Notes:
DeVry Inc. as borrower	$—	$75,000
GEI as borrower	—	50,000
Total	$—	$125,000
Total Outstanding Debt	$—	$145,000
Current Maturities of Debt	—	50,000
Total Long-term Debt	$—	$95,000

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

On January 11, 2007, DeVry entered into a third amendment to the revolving credit agreement. This agreement amends or modifies certain aspects of the revolving credit agreement so as to, among other things: (i) extend the maturity date to January 11, 2012, (ii) decrease the spread on applicable interest and fee rates, (iii) revise certain financial covenants, and (iv) increase permitted acquisition and restricted payment flexibility. DeVry deferred approximately $246,000 in financing costs incurred in relation to this refinancing and charged to expense approximately $130,000 of previously deferred financing costs.

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

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student filed a claim in June 2005 in the Superior Court of New Jersey for Middlesex County. In this suit, she claims that the dismissal was based upon her disability and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Discovery is ongoing.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of the student dormitory on the DeVry University, Fremont, California campus. DeVry's complaint sought monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by Sierra Bay's subcontractors, and sought indemnity from the same. Sierra Bay also placed a lien on the real property on which the building is situated, and further filed a counterclaim to DeVry’s claim in December 2005, alleging that DeVry failed to pay the outstanding contract balance or amounts for extra work done.  The total amount claimed for the outstanding contract balance, the extra work, and other damages resulting from construction delays, is approximately $3.0 million.  All of the claims, including those of the subcontractors, have been consolidated under the principal case between DeVry and Sierra Bay. There are no governmental entities involved. In April 2007, DeVry also filed complaints against the architect, the project manager and an engineering firm to ensure that all parties of interest were engaged in the suit. Sierra Bay and DeVry have agreed to attempt a mediation of the claims. No date has been set for the mediation.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in December 2005 in the California State District Court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to the United States District Court for the Central District of California, and a motion to dismiss was filed. The motion to dismiss was denied. The plaintiff filed a motion for class certification, which the court denied without prejudice, and the plaintiff has filed a new motion for class certification.

As of March 31, 2007, there is an accrual of less than $1.0 million for the resolution of all legal claims.

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

Following is a tabulation of business segment information based on the current segmentation for the quarter and nine months ended March 31, 2007 and 2006. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues:	(Dollars in Thousands)
DeVry University	$192,116	$174,504	$552,123	$506,899
Professional and Training	17,569	15,063	48,732	37,296
Medical & Healthcare	38,096	30,639	105,115	82,660
Total Consolidated Revenues	$247,781	$220,206	$705,970	$626,855

Operating Income:
DeVry University	$13,058	$8,492	$39,926	$15,155
Professional and Training	7,157	5,707	17,570	12,612
Medical & Healthcare	13,519	12,360	39,280	30,612
Reconciling Items:
Amortization Expense	(1,806)	(2,582)	(5,418)	(7,743)
Interest Expense	(774)	(2,490)	(4,663)	(7,751)
Depreciation and Other	(385)	(253)	(1,691)	(766)
Total Consolidated Income before Income Taxes	$30,769	$21,234	$85,004	$42,119

Segment Assets:
DeVry University	$455,291	$485,131	$455,291	$485,131
Professional and Training	76,045	82,025	76,045	82,025
Medical & Healthcare	392,398	390,318	392,398	390,318
Corporate	23,427	28,725	23,427	28,725
Total Consolidated Assets	$947,161	$986,199	$947,161	$986,199
Additions to Long-lived Assets:
DeVry University	$8,188	$3,311	$17,786	$10,703
Professional and Training	184	31	229	2,179
Medical & Healthcare	2,965	2,095	9,524	5,401
Total Consolidated Additions to Long-lived Assets	$11,337	$5,437	$27,539	$18,283
Depreciation Expense:
DeVry University	$7,914	$8,067	$22,271	$24,045
Professional and Training	107	120	367	348
Medical & Healthcare	1,193	981	3,447	2,909
Corporate	247	247	741	741
Total Consolidated Depreciation	$9,461	$9,415	$26,826	$28,043
Intangible Asset Amortization Expense:
DeVry University	$—	$—	$—	$—
Professional and Training	63	67	190	200
Medical & Healthcare	1,743	2,515	5,228	7,543
Total Consolidated Amortization	$1,806	$2,582	$5,418	$7,743

In September 2006, DeVry sold its facility located in West Hills, California. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. This gain is included in operating income of the DeVry University reportable segment for the nine months ended March 31, 2007. In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois. In connection with the sale, DeVry recorded a pre-tax gain of approximately $1.0 million during the third quarter of fiscal year 2007. This gain is included in operating income of the DeVry University reportable segment for the quarter and the nine months ended March 31, 2007. Also in March 2007, DeVry recorded a pre-tax charge of $1.1 million for separation plan severance expense. This expense reduced operating income of the DeVry University reportable segment for the quarter and the nine months ended March 31, 2007.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the quarters and nine months ended March 31, 2007 and 2006. Revenues and long-lived assets by geographic area are as follows:

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$209,946	$184,450	$601,287	$537,368
International Operations:
Dominica and St. Kitts/Nevis	34,473	32,748	94,985	81,176
Other	3,362	3,008	9,698	8,311
Total International	37,835	35,756	104,683	89,487
Consolidated	$247,781	$220,206	$705,970	$626,855
Long-lived Assets:
Domestic Operations	$317,158	$341,495	$317,158	$341,495
International Operations:
Dominica and St. Kitts/Nevis	309,538	306,371	309,538	306,371
Other	290	297	290	297
Total International	309,828	306,668	309,828	306,668
Consolidated	$626,986	$648,163	$626,986	$648,163

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

OVERVIEW

For the third quarter of fiscal year 2007, DeVry’s net income increased 46% to $22.9 million on record total revenues of $247.8 million and on improved operating performance. Operational and financial highlights for the third quarter of fiscal year 2007 include:

•
Total revenues and operating profits increased at all three of DeVry’s business segments primarily due to continued enrollment growth, sales of review course materials and improved operational execution, while at the same time making investments to support future growth.

•	The Spring 2007 term marked DeVry University’s seventh consecutive period of positive undergraduate new student growth and the fourth consecutive period of positive total student enrollment growth.

•
In connection with DeVry’s real estate optimization strategy, excess land adjacent to the DeVry University campus in Tinley Park, Illinois was sold for $1.9 million resulting in a pre-tax gain of $1.0 million. This pre-tax gain was offset by a severance charge of $1.1 million pre-tax for the previously announced Voluntary Separation Plan for eligible DeVry University campus-based employees.

•	DeVry’s financial position continued to strengthen as it eliminated all debt by repaying $50 million of outstanding revolver borrowings and ended the quarter with $136 million of cash.

•
DeVry repurchased approximately 194,000 shares of its common stock at a total cost of approximately $5.3 million. The stock repurchase program, which was approved by its Board of Directors in November 2006, allows DeVry to buy back up to $35.0 million of its common stock within the next two years.

The following table illustrates the effects of the gain on the sales of the West Hills facility and excess land adjacent to the Tinley Park campus and the charge for separation plan severance on DeVry’s earnings. The non-GAAP disclosure of earnings is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago three and nine month’s earnings (in thousands, except per share data):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006
Net Income	$22,924	$15,682	$60,241	$31,242
Earnings per Share (diluted)	$0.32	$0.22	$0.85	$0.44
Gain on Sale of Assets (net of tax)	$571	--	$12,411	$273
Earnings per Share (diluted)	$0.01	--	$0.17	--
Separation Plan Severance (net of tax)	$(654)	--	$(654)	--
Earnings per Share (diluted)	$(0.01)	--	$(0.01)	--
Income Excluding the Gain on Sale of Assets and Separation Plan Severance (net of tax)	$23,007	$15,682	$48,484	$30,969
Earnings per Share (diluted)	$0.32	$0.22	$0.68	$0.44

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months for both the current and prior fiscal years. Percents may not add due to rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2007	2006	2007	2006

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	50.8%	52.4%	51.9%	54.0%
Separation Plan Severance	0.4%	—	0.2%	—
Gain on Sale of Assets	(0.4%)	—	(2.9%)	(0.1%)
Student Services & Admin. Exp	36.4%	36.8%	38.1%	38.1%
Interest Expense	0.3%	1.1%	0.7%	1.2%
Total Costs and Expenses	87.6%	90.4%	88.0%	93.3%
Income Before Income Taxes	12.4%	9.6%	12.0%	6.7%
Income Tax Provision	3.2%	2.5%	3.5%	1.7%
Net Income	9.3%	7.1%	8.5%	5.0%

REVENUES

Total revenues for the third quarter of fiscal year 2007 increased 12.5% to $247.8 million from the prior year quarter. For the first nine months of fiscal year 2007, total revenues increased 12.6% to $706.0 million from the same period a year ago. For both the third quarter and first nine months of fiscal year 2007, revenues increased at all three of DeVry’s business segments primarily due to continued growth in new student enrollments and tuition price increases as compared to the year ago periods. In addition, revenues increased due to higher sales of Becker Professional Review materials, the expanding sale of electronic text books (“eBooks”) and higher interest income earned on investments.

DeVry University

DeVry University revenues increased by 10.1% in the third quarter to $192.1 million, and rose by 8.9% to $552.1 million for the first nine months of fiscal year 2007. Tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 2.5% from summer 2005 (36,220 students) to summer 2006 (37,132 students);

•	Increased by 4.9% from fall 2005 (38,546 students) to fall 2006 (40,434 students); and

•	Increased by 5.5% from spring 2006 (38,523 students) to spring 2007 (40,637 students). This was DeVry University’s fourth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 12.2% from summer 2005 (11,293 students) to summer 2006 (12,671 students);

•	Increased by 11.9% from fall 2005 (10,663 students) to fall 2006 (11,930 students); and

•
Increased by 6.9% from spring 2006 (10,359 students) to spring 2007 (11,075 students). The spring 2007 term was the seventh consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 10.3% from the July 2005 session (11,434 coursetakers) to the July 2006 (12,617 coursetakers) session;

•	Increased by 10.5% from the September 2005 session (12,732 coursetakers) to the September 2006 session (14,069 coursetakers);

•	Increased by 8.9% from the November 2005 session (12,777 coursetakers) to the November 2006 session (13,920 coursetakers);

•	Increased by 10.9% from the January 2006 session (13,776 coursetakers) to the January 2007 session (15,278 coursetakers); and

•	Increased by 5.2% from the March 2006 session (14,029 coursetakers) to the March 2007 session (14,756 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2006; and

•	Graduate school program tuition increased by approximately 4.5% for the July 2006 session following a 5.0% increase for the September 2005 session.

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

Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues partly from sales of eBooks.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates is a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University Centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students. In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased in the first nine months of fiscal year 2007, as compared to the prior year periods. These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD revolving charge plan for financing students’ education. Lower interest charges are primarily a result of a decrease in the average accounts receivable balance on enrolled, undergraduate student accounts. The timeliness of receivable collections improved as compared to the prior year.

Professional and Training

Professional and Training segment revenues rose 16.6% to $17.6 million in the third quarter and increased by 30.7% to $48.7 million for the first nine months of fiscal year 2007 as compared to the year-ago periods. Revenues were higher in the third quarter primarily due to strong demand for CPA and CFA review courses on CD-ROM. The primary reason for the increased revenue during the first nine months of the current year was increased enrollment in Becker Professional Review’s CPA review courses and from increased sales of CPA and CFA review courses on CD-ROM. Management believes that these increases are being driven by the continued demand for accounting and finance professionals.

Medical and Healthcare

Medical and Healthcare segment revenues increased by 24.3% to $38.1 million in the third quarter and grew 27.2% to $105.1 million for the first nine months of fiscal year 2007 as compared to the prior year periods. While Ross University accounted for the significant majority of the revenue increase in this segment, increasing enrollments at Chamberlain College of Nursing also contributed to segment revenue growth. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

•	Increased by 13.2% from May 2005 (3,029 students) to May 2006 (3,428 students);

•	Increased by 15.4% from September 2005 (3,227 students) to September 2006 (3,724 students); and

•	Increased by 14.8% from January 2006 (3,264 students) to January 2007 (3,747 students).

Ross University new student enrollment by term:

•	Increased by 63.8% from May 2005 (268 students) to May 2006 (439 students);

•	Increased by 9.2% from September 2005 (575 students) to September 2006 (628 students); and

•	Increased by 28.2% from January 2006 (387 students) to January 2007 (496 students).

Tuition rates:

•	Tuition and fees for the Ross University beginning basic sciences programs increased by approximately 5% for the September 2006 term; and

•	Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5% as compared to the year-ago quarter.

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

During March 2007, Chamberlain College of Nursing began offering associate and bachelor’s degrees in nursing programs at its new campus in Columbus, Ohio. This new location is co-located with DeVry University’s campus in Columbus.

Revenues from Other Sources

Other Educational Revenues increased by 24.8% to $19.7 million during the third quarter and improved by 29.0% to $54.8 million during the first nine months of fiscal year 2007 as compared to the prior year. As discussed above, the primary drivers for the increase in Other Educational Revenues were strong sales of Becker Professional Review course materials on CD-ROM and eBooks at DeVry University.

Interest income on DeVry’s short-term investments of cash balances increased significantly in both the third quarter and first nine months of fiscal year 2007. The increase is due to higher levels of short-term investments with higher short-term interest rates as compared to the prior year.

COSTS AND EXPENSES

Cost of Educational Services

Cost of Educational Services increased 8.9% to $125.8 million during the third quarter and grew 8.3% to $366.7 million during the first nine months of fiscal year 2007 as compared to the year-ago periods. Cost increases were incurred in support of four additional DeVry University Centers and expanding online program enrollments. The number of online coursetakers enrolled in the March 2007 term increased by 22.5% from the year-ago term to 35,417. In addition, cost increases were incurred at Ross University to support increasing student enrollments. Also contributing to the higher cost of educational services was an increase in salary expense due to annual merit increases.

Partially offsetting these increases was a decrease in the provision for doubtful accounts in both the third quarter and first nine months of the current year primarily due to an improvement in collections of active student receivable balances due to internal process improvements. Also partially offsetting these increases was a decrease in depreciation expense in the first nine months of the current year due to lower capital spending during each of the past several years.

As a percent of revenue, Cost of Educational Services decreased to 50.8% in the third quarter of fiscal 2007 from 52.4% during the prior year period. For the first nine months of fiscal 2007, Cost of Educational Services decreased to 51.9% from 54.0% in the year-ago period. These decreases were due to increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.

Separation Plan Severance

During the third quarter of fiscal 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees. The decision to take this action resulted from a thorough analysis which revealed that a reduction in the number of employees at DeVry University campuses was warranted to address the subsidiary’s cost structure. The VSP was offered at 22 DeVry University campuses with 285 employees being eligible to participate. Separation of employment is expected to be effective on June 30, 2007. As of March 31, 2007, 19 employees had accepted this separation plan. DeVry recorded a pre-tax charge of approximately $1.1 million in the third quarter of the current fiscal year in relation to these employees. This charge consists of severance pay and extended medical and dental benefits coverage. The charge is separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and is related to the DeVry University reportable segment. No cash payments were made in the third quarter in relation to this charge.

In April 2007, an additional 51 employees accepted the VSP. DeVry will record a pre-tax charge of approximately $2.6 million in the fourth quarter of the current fiscal year that will cover severance pay and benefits in relation to these employees.

Also in April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that will reduce its workforce by approximately an additional 145 positions at its DeVry University campus-based operations. This will result in an additional pre-tax charge in the fourth quarter of fiscal 2007 of approximately $2.6 million that will cover similar severance pay and benefits in relation to these employees.

Cash payments for the VSP will begin in the first quarter of fiscal year 2008 and extend until the period of benefit coverage has expired. Cash payments for the RIF will begin in the fourth quarter of the current fiscal year and extend until the period of benefit coverage has expired.

Gain on Sale of Assets

During September 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with this sale, DeVry recorded a pre tax gain of $19.9 million during the first quarter of fiscal year 2007. Net of tax, the gain on the sale was $11.8 million or $0.16 per share. DeVry relocated its West Hills operation to a leased facility in nearby Sherman Oaks, California. In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois for $1.9 million. In connection with the sale, DeVry recorded a pre-tax gain of approximately $1.0 million during the third quarter of fiscal year 2007. These gains are separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and are related to the DeVry University reportable segment.

These transactions were executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to improve capacity utilization and enhance economic value. DeVry may pursue plans to reconfigure large campuses and/or relocate to smaller locations within the same geographic area to increase market penetration. DeVry will also consider co-locating other educational offerings such as Chamberlain College of Nursing at DeVry University campuses. Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

Student Services and Administrative Expense increased 11.5% to $90.3 million during the third quarter and grew by 12.8% to $269.3 million during the first nine months of fiscal year 2007 as compared to the prior year periods. The increase in expenses primarily represents additional investments in recruiting, advertising and systems to generate growth in new student enrollments at DeVry University. High school presenters and advisors have been added in connection with DeVry’s strategy to recapture its share of the high school market. Also, admissions advisors have been added to support the growing online program enrollments and at new DeVry University Centers that have opened since the year-ago periods. Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending. In addition, expense attributed to stock-based awards included in Student Services and Administrative Expense increased during the first nine months of fiscal year 2007 as more new options were granted during this period.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University. Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

DeVry University

DeVry University operating income improved 53.8% to $13.1 million during the third quarter and increased $24.8 million to $39.9 million during the first nine months of fiscal year 2007, as compared to the prior year periods. Revenue increased and gross margin improved during the third quarter and first nine months of fiscal year 2007, which was partially offset by increased spending on recruiting, advertising and systems infrastructure to drive future enrollment gains and enhance student services. Also contributing to the increase in operating income for the third quarter and first nine months of fiscal year 2007 were the gains on the sale of assets, partially offset by the severance plan accrual, as discussed above.

Professional and Training

Professional and Training operating income rose 25.4% to $7.2 million during the third quarter and increased 39.3% to $17.6 million during the nine months of fiscal year 2007 as compared to the prior year periods. The increase in operating income is the result of higher revenues and improved operating leverage as discussed above. The increase was partially offset by a higher allocation of corporate expenses to this business segment, including information technology, human resources and legal, based upon the current usage of such services.

Medical and Healthcare

Medical and Healthcare operating income increased 9.4% to $13.5 million during the third quarter and grew 28.3% to $39.3 million during the first nine months of fiscal year 2007 as compared to the year-ago periods. At Ross University, increases in student enrollments and tuition produced higher revenues and operating income for the current year as compared to the prior year periods even as faculty, staff and facilities were being added to accommodate future enrollment growth. Operating income at Chamberlain College of Nursing increased due to higher revenues from growing enrollments partially offset by an increase in costs associated with opening its new campus in Columbus, Ohio.

INTEREST EXPENSE

Interest expense decreased 68.9% to $0.8 million in the third quarter and dropped 39.8% to $4.7 million for the first nine months of fiscal year 2007, as compared to the prior year periods. The decrease in interest expense is due to lower average borrowings partially offset by the write-off of unamortized deferred financing costs related to the pre-payment of the Senior Notes and the change in the members of the bank group related to the Third Amendment to DeVry’s revolving credit agreement. During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million. In connection with the debt prepayments, DeVry charged to expense approximately $0.8 million of unamortized deferred financing costs in the first six months of fiscal year 2007. During January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates; extend the remaining term from two to five years; revise and loosen certain financial covenants; and provide increased flexibility for acquisitions, dividends and/or share repurchase programs. DeVry deferred approximately $246,000 in financing costs incurred in relation to this refinancing and charged to expense approximately $130,000 of previously deferred financing costs.

INCOME TAXES

The effective tax rate was 25.5% for the third quarter and 29.1% for the first nine months of fiscal year 2007, compared to 26.1% for the third quarter and 25.8% for the first nine months in the prior year. The lower effective income tax rate for the third quarter of fiscal year 2007 was primarily due to an increase in the relative proportion of earnings from Ross University’s international operations to U.S. sourced income, partially offset by taxes on the gain from the sale of excess land, which carried a tax rate of 40.3%. The increase in the effective income tax rate for the first nine months of fiscal year 2007 is attributable to the gain on the sale of the West Hills facility, which carried a tax rate of 40.4%, changes to prior and current year income tax estimates for Ross University’s domestic operations, and the factors as discussed above for the third quarter.

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

At March 31, 2007, total accounts receivable, net of related reserves, were $95.5 million, compared to $90.1 million at March 31, 2006. The increase is due to the impact on receivables from revenue growth across all three of DeVry’s business segments as compared to the year-ago period partially offset by continued improvements in the timeliness of collections of DeVry University enrolled student undergraduate receivables.

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

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. The HEA was most recently reauthorized in the fall of 1998 to redefine and extend the numerous financial aid programs then in existence. Typically, the HEA is reviewed and amended every five years, but this process has been delayed. During September 2006, the United States Congress again extended the HEA, through June 2007. As reauthorization moves forward, there may be proposals for change that could adversely affect the amount of financial aid available to students. There is no assurance that such federal funding will be continued at its present level or in its present form.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At March 31, 2007, cash in the amount of $58.0 million was held in restricted bank accounts, compared to $52.5 million at March 31, 2006.

Cash from Operations

Cash generated from operations in the first nine months of fiscal year 2007 was $124.2 million, compared to $95.4 million in the prior year period. Cash flow from operations increased due to higher net income (excluding the gain on sale of assets). Also, driving greater cash flow was a $2.7 million greater source of cash compared to the prior year for changes in accounts receivable and $12.8 million for changes in levels of accrued expenses. Net accounts receivable decreased due in part to continued improvements in the timeliness of collections of DeVry University enrolled student undergraduate receivables. Variations in the levels of accrued expenses from period to period are caused, in part, by the timing of the year-end relative to DeVry’s payroll and bill payment cycles. These increases in cash flow were partially offset by a decrease in accounts payable and lower non-cash charges (including depreciation and amortization).

Cash from Investing Activities

Capital expenditures in the first nine months of fiscal year 2007 were $27.5 million compared to $16.3 million in the year ago period. The higher level of capital expenditures is due to facility expansion at both the Ross University medical and veterinary schools; renovations at DeVry University campuses, including investments for the co-location of the Chamberlain College of Nursing at selected locations; and costs of opening additional DeVry University Centers. For fiscal year 2007, management expects total capital expenditures to be in the range of $35 to $40 million to support future growth and enhance student services. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

During September 2006, DeVry sold its West Hills facility for $36 million. In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois for $1.9 million. Proceeds from these sales were used to pay income taxes attributed to the gain on the sales, reduce debt and for general corporate purposes.

Cash used in Financing Activities

In July and October 2006, DeVry prepaid the remaining $115.0 million of Senior Notes without penalty. In connection with the prepayments, DeVry charged to expense approximately $0.8 million of unamortized deferred financing costs. This prepayment was funded through a combination of available cash and $40.0 million of increased borrowings under DeVry’s revolving credit agreement, which bears a lower interest rate than the Senior Notes. During the third quarter of the current fiscal year, DeVry repaid all outstanding borrowings under the revolving credit agreement and was debt free as of March 31, 2007.

On November 15, 2006, the Board of Directors adopted a share repurchase program to buyback up to $35 million of DeVry common stock within the next two years. As of March 31, 2007, the company has repurchased, on the open market, 193,573 shares of its common stock at a total cost of approximately $5.3 million. These buybacks were funded through available cash balances. The timing and amount of any future repurchases will be determined by company management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

The Board of Directors declared DeVry’s first-ever dividend on November 15, 2006, of $0.05 per share to common stockholders of record as of December 20, 2006. The dividend was paid on January 12, 2007. DeVry’s Board of Directors stated its intent to declare future dividends on a semi-annual basis.

Other Contractual Arrangements

DeVry’s only long-term contractual obligations consist of its revolving line of credit, operating leases on facilities and equipment, and agreements for various services. At March 31, 2007, there were no outstanding borrowings nor any required payments under DeVry’s revolving credit agreement prior to its maturity.

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

Included in DeVry’s consolidated cash balances at March 31, 2007 was approximately $62 million attributable to Ross University international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand operations of Ross University and pursue future business opportunities outside the United States. Therefore, cash held by Ross University will not be available for domestic general corporate purposes.

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DeVry is not dependent upon the price levels, nor affected by fluctuations in pricing, of any particular commodity or group of commodities. However, more than 50% of DeVry’s costs are in the form of employee wages and benefits. Changes in employment market conditions or escalations in employee benefit costs could cause DeVry to experience cost increases at levels beyond what it has historically experienced.

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

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon our borrowings of $50.0 million at December 31, 2006, a 1.0% increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At March 31, 2007, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2007 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student filed a claim in June 2005 in the Superior Court of New Jersey for Middlesex County. In this suit, she claims that the dismissal was based upon her disability and she is seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court. Discovery is ongoing.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of the student dormitory on the DeVry University, Fremont, California campus. DeVry's complaint sought monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by Sierra Bay's subcontractors, and sought indemnity from the same. Sierra Bay also placed a lien on the real property on which the building is situated, and further filed a counterclaim to DeVry’s claim in December 2005, alleging that DeVry failed to pay the outstanding contract balance or amounts for extra work done.  The total amount claimed for the outstanding contract balance, the extra work, and other damages resulting from construction delays, is approximately $3.0 million.  All of the claims, including those of the subcontractors, have been consolidated under the principal case between DeVry and Sierra Bay. There are no governmental entities involved. In April 2007, DeVry also filed complaints against the architect, the project manager and an engineering firm to ensure that all parties of interest were engaged in the suit. Sierra Bay and DeVry have agreed to attempt a mediation of the claims. No date has been set for the mediation.

Saro Daghlian, a former student at a California DeVry University campus, brought a putative class action suit in December 2005 in the California State District Court for the County of Los Angeles alleging that DeVry’s materials distributed to students did not comply with California state statutes including a California Education Code requirement to provide a specified statement to prospective students concerning the transferability of credits. The case was removed to the United States District Court for the Central District of California, and a motion to dismiss was filed. The motion to dismiss was denied. The plaintiff filed a motion for class certification, which the court denied without prejudice, and the plaintiff has filed a new motion for class certification.

As of March 31, 2007, there is an accrual of less than $1.0 million for the resolution of all legal claims.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 2007	-	-	-	$35,000,000
February 2007	38,300	$28.85	38,300	33,895,219
March 2007	155,273	$27.13	155,273	29,682,868
Total	193,573	$27.47	193,573	$29,682,868

1On November 15, 2006, the Board of Directors approved a stock repurchase program, pursuant to which up to $35 million of DeVry common stock may be repurchased within the next two years. This program was announced in DeVry’s report on Form 8-K, which was filed on November 15, 2006. The total remaining authorization under the repurchase program was $29,682,868 as of March 31, 2007. The expiration date of the repurchase program is November 15, 2008.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2007	93	$29.78	N/A	N/A
February 2007	4,897	$28.50	N/A	N/A
March 2007	-	-	N/A	N/A
Total	4,990	$28.52	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

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

DeVry Inc.

Date: May 9, 2007	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
President and Chief Executive Officer

Date: May 9, 2007	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer