Form 10-K
period 2007-06-30
DEVRY INC
filed 2007-08-24
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2007

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

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates as of the last business day of the Registrant’s most recently completed second fiscal quarter computed by reference to the price at which the common equity was last sold. Shares of common stock held directly or controlled by each director and executive officer have been excluded. Determination of stock ownership by non-affiliates was made solely for the purpose of responding to this requirement and the Registrant is not bound by this determination for any other purpose.
December 29, 2006 - $1,679,938,820

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
August 15, 2007 — 71,096,607 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2007, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2007

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, including those that affect DeVry’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described more fully in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”  The forward looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K.

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

DeVry University, founded by Dr. Herman DeVry in 1931, offers undergraduate and graduate degree programs in technology; undergraduate and graduate degree programs in business and healthcare technology; and graduate degree programs in management offered through the University’s Keller Graduate School of Management. DeVry University is one of the largest private, degree-granting, regionally accredited, higher education systems in North America. Undergraduate and graduate degree programs are offered at 86 locations in the United States, Canada and online.

Ross University, which was founded in 1978, is one of the world’s largest providers of medical and veterinary medical education. Ross University comprises Ross University School of Medicine, located in the Caribbean country of Dominica, and Ross University School of Veterinary Medicine, located in St. Kitts/Nevis. DeVry acquired Ross University in May 2003.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry in March 2005.  Chamberlain offers several nursing degree and degree completion programs at its campuses in St. Louis, Missouri and Columbus, Ohio and online. With Ross University, Chamberlain makes up DeVry’s Medical and Healthcare segment.

Becker Professional Review, founded in 1957 as the Becker CPA review and acquired by DeVry in 1996, prepares candidates for the Certified Public Accountant (“CPA”) and Chartered Financial Analyst (“CFA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 27 foreign countries and DeVry University teaching sites.  Becker comprises DeVry’s Professional and Training segment.

Financial and descriptive information about DeVry’s operating segments is presented in Note 15, “Segment Information,” to the Consolidated Financial Statements.

Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years then ended.

DEVRY UNIVERSITY

Undergraduate Programs

DeVry University provides career-oriented, business- and technology-based education to high school students and graduates in the United States and Canada both in traditional classrooms and online. DeVry University’s undergraduate programs accounted for 63% of total revenues in fiscal year 2007.

The first DeVry Institute was opened in Chicago in 1931 as an electronics school. After offering only undergraduate programs in electronics for almost five decades, DeVry spent several years expanding and diversifying its course offerings. Today, DeVry University offers the following undergraduate degree programs:

Associate Degree Programs	Bachelor’s Degree Programs
Accounting	Business Administration with majors/concentrations in:
Electroneurodiagnostic Technology	Accounting
Electronics & Computer Technology	Business Information Systems
Health Information Technology	Finance
Network Systems Administration	Health Services Management
Web Graphic Design	Hospitality Management
Human Resource Management
Operations Management
Project Management
Sales & Marketing
Security Management
Small Business Management & Entrepreneurship
Technical Communication
Biomedical Engineering Technology
Computer Engineering Technology
Computer Information Systems with specific tracks in:
Business/Management
Computer Forensics
Database Management
Information Systems Security
Systems Analysis and Integration
Web Development and Administration
Electronics Engineering Technology
Game and Simulation Programming
Information Technology
Network and Communications Management
Technical Management with specialization in:
Criminal Justice
Health Information Management
Business Administration
General Technical Management

Some of the more significant developments from the past several years are summarized below.

•	In 2003, DeVry University introduced additional interdisciplinary degree programs.

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

•
In 2005, a bachelor’s degree in game and simulation programming was introduced, targeted for students who plan to work in the computer and video game industry or in career fields utilizing simulations such as crime scene investigation, education, and military training.

•
In 2006, a criminal justice specialty within the bachelor’s degree technical management program was introduced. The criminal justice specialty is designed for students with at least one year of professional experience in law enforcement, criminal justice, or a closely related field, and for students who wish to obtain additional credentials for career advancement.

Laboratory courses throughout each curriculum prepare students for the workplace by integrating classroom learning with a practical, hands-on experience and applied learning activities that enhance technical skills. For some courses, laboratory activities are delivered in a specialized classroom featuring advanced equipment and software. In addition, some laboratory activities take place in a lecture-lab classroom, using PCs and various software packages.

DeVry University also invests in resources for libraries and academic support services that can assist students in any phase of their educational program. DeVry University offers undergraduate students an array of social and professional activities including student organizations closely linked to students’ professional aspirations. Campuses regularly invite technology and business leaders into the classroom. Faculty members serve as mentors for student chapters of professional associations and sponsor a wide range of student co-curricular projects. Students are required to complete a course that teaches practical strategies and methods for realizing success so they will be prepared to assume responsibility for their own learning and growth.

As we have developed new programs and course offerings and enhanced those already offered, we have continued to expand the reach of DeVry University’s programs by offering weekend classes, compressed and accelerated course schedules, technology-assisted delivery options for classroom-based courses, and courses offered completely online. In 2001, DeVry University introduced the concept of DeVry University centers, which are smaller than our campus facilities and are more conveniently located for working adults. DeVry University centers may offer both graduate and undergraduate programs. Our online initiatives and the DeVry University centers are discussed in more detail below.

Keller Graduate School of Management of DeVry University

Keller Graduate School of Management was founded in Chicago in 1973 by Dennis J. Keller and Ronald L. Taylor. Keller Graduate School of Management emphasizes excellence in teaching, student mastery of practical management skills, and service to working adults. The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers.

Keller students can work toward master’s degrees in the following fields:

•	Accounting and Financial Management

•	Business Administration

•	Human Resource Management

•	Information Systems Management

•	Network and Communications Management

•	Project Management

•	Public Administration

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

Keller offers classes in the evening and on weekends. Most faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality, and international matters are woven throughout the curricula.

Graduate Program in Educational Technology

In addition to the graduate program offerings of Keller Graduate School of Management, in July 2007, DeVry University began offering a masters degree in educational technology.

Academic Calendar

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of three academic periods of 16 weeks each, comprising either a 15-week semester or two 8-week sessions. All online courses and Keller Graduate School programs are offered in 8-week sessions.

Online Delivery and Technology

DeVry University has offered online graduate programs since September 1998, and online undergraduate programs since 2001. Our online course offerings have increased every year, and we expect to continue to add online programs and concentrations in the future. By offering courses online, we can better serve students whose schedules or personal circumstances prevent them from attending classes in person, optimize use of faculty and classroom space, and offer students the latest educational technologies.

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

In 2006, DeVry University began offering a new online finance concentration within its bachelor’s degree business administration program (BSBA) and a new online health information management (HIM) technical specialty within its bachelor’s degree in technical management (BSTM). The online associate degree program in accounting technology was first offered in May 2006.

In addition to our online degree programs, many undergraduate and graduate courses are taught using an integrated learning system, or “hybrid model,” that incorporates both onsite and instructor-guided online activities.

In spring 2005, DeVry University began to offer a limited number of graduate and undergraduate onsite and online courses using electronic textbook materials (“eBooks”) in place of conventional text materials. eBooks are available to students at the start of the course and eliminate the occasional risk that a printed textbook will be out of stock. eBooks also afford a good deal of flexibility: students can do text searches, highlight key materials, annotate text with notes and comments, and print only pages they want in paper format. Currently, eBooks are utilized in more than 200 courses with further expansion planned during the coming years.

Facilities Improvement and Optimization

As we expand programs and enhance course delivery methods, DeVry University also is engaged in a program of facility improvement and optimization. In the past several years, we have renovated many of our facilities and expanded our DeVry University center locations.

DeVry University is executing an ongoing real estate optimization strategy, which involves evaluating its current facilities and locations in order to ensure the optimal mix of large campuses, small campuses and DeVry University centers to meet the demand in each market that it serves.  This process also improves capacity utilization and enhances economic value.  These plans may include actions such as reconfiguring campuses; renegotiating lease terms; sub-leasing excess space; co-locating other educational offerings and administrative functions at campuses; and relocating to smaller locations within the same geographic area to improve cost effective use of space and increase market penetration.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, whether the facility is owned or leased and other market factors.

DeVry made progress in executing its real estate optimization strategy during fiscal year 2007.  Such accomplishments include:

•
DeVry sold its facility located in West Hills, California for $36.0 million.  In connection with this sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills operation to a leased facility in nearby Sherman Oaks, California.

•
During September 2006, DeVry University co-located its Academics Department, which previously occupied space at DeVry Inc. headquarters in Oakbrook Terrace, Illinois, with its campus in nearby Addison, Illinois.  DeVry University also co-located admissions advisors for its online program offerings with its campus in Phoenix, Arizona.

•
DeVry sold unused land adjacent to its campus in Tinley Park, Illinois for $1.9 million.  In connection with the sale, DeVry recorded a pre-tax gain of approximately $1.0 million during the third quarter of fiscal year 2007.

•
During March 2007, Chamberlain College of Nursing began offering nursing degree programs at its new campus in Columbus, Ohio.  The new location is co-located with DeVry University’s existing campus in Columbus.

•	DeVry University sublet approximately 27,000 square feet of its Calgary, Alberta, campus in May 2007 for the remainder of its six year lease-term.

For additional information on DeVry’s properties, please refer to Item 2-Properties, which begins on page 33.

Enrollment Trends

Student enrollments in DeVry’s degree granting programs, including DeVry University, Ross University and Chamberlain College of Nursing, for the fall 2006 term were as follows:

Percent of Enrollments by Degree		Percent of Enrollments by Program
Doctoral	7.3%	Technology	43.5%
Master’s	21.8%	Business	46.7%
Bachelor’s	60.9%	Medical and Health	9.8%
Associate	10.0%

DeVry University

In spring 2007, 40,637 full and part-time students were enrolled in DeVry University’s undergraduate day, evening, and online programs. There were 14,290 coursetakers in Keller graduate programs for the term that began in May 2007.  The term coursetaker refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

Total undergraduate enrollment in summer 2007 was 40,774, an increase of 9.8% compared to 37,132 in the previous summer. At Keller Graduate School, there were 14,023 coursetakers in the July term, an increase of 11.1% from the same term of last year. Coursetaker enrollment in DeVry University online program offerings in summer was 36,001, an increase of 26.0% over the prior year.

The following table provides historical enrollment data for DeVry University’s undergraduate operation.

	New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2008	13,906			9.7%
2007	12,671	11,930	11,075	12.2%	11.9%	6.9%
2006	11,293	10,663	10,359	7.3%	6.4%	16.4%
2005	10,522	10,018	8,902	0.9%	(5.8)%	6.4%
2004	10,431	10,633	8,366	4.3%	6.2%	6.1%

	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2008	40,774			9.8%
2007	37,132	40,434	40,637	2.5%	4.9%	5.5%
2006	36,220	38,546	38,523	(4.8)%	(2.3)%	1.2%
2005	38,036	39,450	38,083	(5.8)%	(8.3)%	(6.8)%
2004	40,398	43,001	40,870	(4.1)%	(2.5)%	(3.1)%

	Online Coursetakers*
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2008	36,001			26.0%
2007	28,580	32,369	35,417	35.7%	32.9%	22.5%
2006	21,068	24,357	28,912	67.3%	50.0%	46.3%
2005	12,590	16,236	19,759	92.8%	78.9%	79.1%
2004	6,531	9,077	11,032	146.3%	137.4%	110.4%
____________
*	Online coursetakers are included in the new and total undergraduate and graduate student coursetaker counts.

The following table provides historical enrollment for Keller Graduate School of Management coursetakers.

	Enrollment
Fiscal Year	July	September	November	January	March	May
2008	14,023
2007	12,617	14,069	13,920	15,278	14,756	14,290
2006	11,434	12,732	12,777	13,776	14,029	13,148
2005	10,276	12,129	12,368	12,597	12,496	12,113
2004	9,483	11,132	11,274	11,909	11,812	11,140

	% Change Over Prior Yr
	July	September	November	January	March	May
2008	11.1%
2007	10.3%	10.5%	8.9%	10.9%	5.2%	8.7%
2006	11.3%	5.0%	3.3%	9.4%	12.3%	8.5%
2005	8.4%	9.0%	9.7%	5.8%	5.8%	8.7%
2004	15.5%	3.9%	4.8%	*	*	*
____________
*	In 2004, Keller adopted a six term, eight-week academic calendar. Therefore the 2004 January, March and May sessions are not directly comparable.

Population trends

The total postsecondary student population can be thought of as two categories of students: career-launchers, who are mostly traditional college-age students; and career-enhancers, who are mostly working adults.

According to the U.S. Department of Education between 1995 and 2005, enrollment in degree granting institutions increased by 23%, from 14.3 million to 17.5 million.  Enrollment increases may be affected both by population growth and by rising rates of enrollment.  Between 1995 and 2005, the number of 18- to 24-year olds increased from 25.5 million to 29.3 million, and the percentage of 18- to 24-year olds enrolled in college rose from 34% to 39%.

The number of young students has been growing more rapidly than the number of older students, but this pattern is expected to change.  The U.S. Department of Education estimates that between 1990 and 2005 enrollment of students under age 25 increased by 32%.  Enrollment of persons 25 and over rose by 19% during the same period.  From 2005 to 2015, the National Center for Education Statistics projects a rise of 11% in enrollments of persons under 25, and a rise of 18% in enrollments of persons 25 and over.  Many external forces have combined to inspire older students to attend college today: the development of the knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and growing recognition of the importance of lifelong learning.

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

Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Census Bureau, in 2004, the average income of U.S. employees with a bachelor’s degree was approximately $51,550, more than 80% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.

DeVry University’s student body is increasingly more diverse than past generations: students include racial minorities, women, and recent immigrants, and many come from lower income families. Some DeVry campuses rank at or near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined. Often these students are the first in their families to attend college. Demographic information based on DeVry University’s fall term enrollments follow.

Total Population	Fall 2004	Fall 2005	Fall 2006
Undergraduate	81.6%	77.7%	76.7%
Graduate	18.4%	22.3%	23.3%

Age	Fall 2004	Fall 2005	Fall 2006
18-24	40.3%	37.3%	34.7%
25-39	46.8%	48.2%	50.4%
39-Over/Unknown	12.9%	14.4%	14.9%

Gender	Fall 2004	Fall 2005	Fall 2006
Male	62.2%	59.6%	58.3%
Female	37.8%	40.4%	41.7%

Ethnicity	Fall 2004	Fall 2005	Fall 2006
White, non-Hispanic	36.5%	43.3%	43.8%
Black, non-Hispanic	26.3%	29.7%	29.4%
Hispanic	13.3%	14.4%	13.4%
Asian/Pacific Islander	7.5%	7.8%	7.0%
American Indian/Alaska Native	0.7%	0.8%	0.7%
Non-resident/Alien	1.2%	1.4%	2.3%
Unknown	14.5%	2.5%	3.4%

MEDICAL AND HEALTHCARE

Ross University

Ross University operates two schools: Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree, and Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree. Together, the two Ross schools had over 3,700 students enrolled in the May 2007 semester. Nearly 6,000 graduates have received Ross M.D. degrees since 1978; these individuals are practicing in all 50 states. Over 2,000 graduates have received Ross D.V.M. degrees.

Ross medical students complete a four-semester (approximately 16 months) basic science and pre-clinical curriculum in modern classrooms and laboratories at a campus located in Dominica, followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at the Dominica campus or at the Ross location in Miami. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they can complete the remainder of the ten-semester program by participating in clinical rotations under Ross University direction, and conducted at more than 50 affiliated teaching hospitals in the United States.

Ross’ educational program is modeled after the educational programs typically offered at U.S. medical schools.  However, Ross’ program consists of three academic semesters per year — beginning in May, September, and January — which allows the students to complete their basic science and clinical curriculum in less time than they would at a U.S. medical school. The program prepares students for general medical practice and provides the foundation for postgraduate specialty training primarily in the United States.

Ross veterinary students complete a seven-semester pre-clinical curriculum in a large modern facility in St. Kitts. This program is structured to provide a veterinary education that is modeled after educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction at one of 24 affiliated U.S. Colleges of Veterinary Medicine.

	New Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	September	January	May	September	January	May
2007	628	496	416	9.2%	28.2%	(5.2)%
2006	575	387	439	40.6%	67.5%	63.8%
2005	409	231	268	(12.4)%	(36.7)%	26.4%
2004	467	365	364	8.1%	(10.3)%	14.1%

	Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2007	3,724	3,747	3,767	15.4%	14.8%	9.9%
2006	3,227	3,264	3,428	(3.8)%	4.5%	13.2%
2005	3,353	3,122	3,029	5.6%	(3.3)%	(8.5)%
2004	3,174	3,229	3,310	17.0%	11.1%	16.1%

The average Ross medical student is 26 years old — two years older than the U.S. medical school average — and the student population is approximately 55% male. The average Ross veterinary student also is 26 years old — one year older than the U.S. veterinary school average — and the student population is over 70% female. Most Ross students are either citizens or permanent residents of the United States.

Chamberlain College of Nursing

DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing more than a century ago, Chamberlain offers programs in nursing education leading to one of two degrees: a Bachelor of Science in Nursing (“BSN”), or an Associate of Science in Nursing (“ASN”). Chamberlain had approximately 1,089 students enrolled in the July 2007 semester.

Chamberlain’s BSN program is a traditional on-campus baccalaureate program.  The BSN program enables students to complete their BSN degree in three years of full time study as opposed to typical four year BSN programs where students take the summer off.  Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s “fast track” RN to BSN completion program in as little as three semesters.  The ASN program is a six-semester year round program offered onsite or online.  In addition, Licensed Practical Nurses (“LPNs”) receive up to 10 hours of credit for their previous work and can complete an ASN degree through either the onsite or online programs.

Both degree programs provide nursing skill training and general education. Students who have not previously completed clinical training and the associated licensing are required to do so at hospitals or other healthcare facilities. Chamberlain has developed numerous partnerships with hospitals for this purpose.

Ninety percent of Chamberlain students are female. Students in the on-campus BSN program tend to be recent high school graduates whereas those in the ASN program tend to be non-traditional adult students who are changing careers.

PROFESSIONAL AND TRAINING

Becker Professional Review is a global leader in professional education and training serving the accounting and finance professions. Its primary product lines are review courses preparing students to take the Certified Public Accountant and Chartered Financial Analyst examinations. Through its CPA and CFA review courses, Becker served more than 47,000 students in fiscal year 2007.  In June 2007, Becker celebrated its 50th anniversary of offering high quality CPA review courses.

DeVry has expanded the Becker Professional Review franchise in the past decade:

•
In 1999, DeVry acquired the operations of Conviser Duffy CPA Review, a national program which served approximately 12,000 students annually at more than 200 locations. With the Conviser Duffy acquisition, Becker gained teaching sites at numerous college campuses throughout the United States.

•
In 2001, DeVry acquired Stalla Seminars, now called Stalla Review for the CFA Exams — a leading provider of CFA review courses and study materials. Stalla offers live, online and self study CFA review programs in the United States and in major financial centers around the world.

•
In 2005, DeVry acquired Gearty CPE, a provider of continuing professional education programs and seminars in accounting and finance in the New York/New Jersey metropolitan area. This acquisition provided an entrée into the CPE marketplace and complements Becker’s existing exam review business.

To reach students who cannot attend class because of location or schedule conflicts, Becker CPA Review offers complete review courses in more flexible formats, including CD-ROM or online. Becker’s online products are interactive, and offer the same instructor-led lessons and materials available in the classroom course. The online course also provides each student an online instructor who offers individualized attention and assistance as needed. CD-ROM and online review course enrollments have grown steadily over the past several years, equaling approximately 55% of total enrollment.

Based on published exam pass rate statistics supplied by the American Institute of Certified Public Accountants, Becker CPA Review students pass at twice the rate of all CPA exam candidates who did not take a Becker review course.  Becker CPA exam review course students represent nearly one-half of all students passing the CPA exam. At the request of the CFA Institute, the  professional association that administers the CFA exam, Stalla and other providers do not disclose pass rate performance.

Enrollment trends

Becker CPA Exam Review

The November 2003 CPA exam was the last to be offered in the traditional paper and pencil, fixed date and place format. Since April 2004, the exam has been offered only in a computer-based, on-demand format for eight months of the year. In anticipation of the change in exam format and schedule, Becker enrollments increased for the review course leading up to the November 2003 exam, and then declined significantly. For the first twelve months following the new exam offering, the overall number of exam candidates and examination parts taken declined significantly. In 2005 and through June 2006, the number of candidates and examination parts taken has increased, although examination parts taken are still not to 2004 levels.

Stalla Review for the CFA® Exams

The CFA exam review is a graduate-level curriculum and examination program intended to expand a candidate’s working knowledge and skills relating to the investment decision-making process. The curriculum is broken into three “levels,” each of which builds upon another and concludes with an examination. The CFA designation is often referred to in practice as the “gold standard” for investment professionals, serving as a standard for measuring practitioner-oriented competence and integrity in fields including corporate finance, portfolio management, securities analysis and ethical and professional standards. Stalla’s approach to CFA exam preparation — The “Stalla System” — combines expert, comprehensive instruction, an integrated suite of learning tools and the support of a Personal Tutor in a program personalized to fit candidates’ unique learning styles and scheduling requirements.

Becker began offering a CFA review course for the Level 1 examination in 2000. The 2001 acquisition of Stalla Seminars (predecessor of Stalla Review for the CFA® Exam) enhanced that program and added review courses for the respective Level 2 and Level 3 examinations. Stalla also offers CFA exam study materials in print, and its course offerings are also available in more flexible online and self study formats.

More than 98,000 candidates from 160 countries or territories enrolled in the June 2007 exam, bringing total enrollments for fiscal year 2007 to 140,000 — an increase of almost 20% over 2006. Of the total enrollments for fiscal year 2007, 32% of candidates were from the United States, 37% were from Asia-Pacific, 14% were from Europe and 8% were from Canada. The majority of the remaining candidates were from Africa and the Middle East. The strongest recent candidate enrollment growth has come from outside of North America — particularly within the Asia/Pacific area. Stalla has demonstrated positive enrollment and revenue growth in North American and other markets.

Continuing Professional Education

Becker offers customized educational and training programs in the fields of accounting and finance to help organizations achieve superior performance through work force development. Since instruction can be conducted at the organization’s site, Becker provides a unique and cost effective continuing education model.

COMPETITION

DeVry University

The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. There are approximately 6,440 degree-granting postsecondary education institutions in the United States, including approximately 2,570 private, for-profit (“market-funded”) schools; approximately 2,010 public, non-profit schools (“publicly-funded” e.g. state institutions and community colleges); and approximately 1,860 private, non-profit (“privately-funded”) schools. According to the U.S. Department of Education, in the fall of 2005 approximately 17.5 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV of the Higher Education Act. Approximately 86%, or 15.0 million students, were enrolled in undergraduate programs, with another 2.5 million in graduate programs.

In every market in which DeVry University operates, there are numerous state institutions, community colleges, and privately-funded universities. In particular, there is growing competitive pressure from community colleges, traditional universities, and technical colleges that offer industry-specific certification programs, particularly in the computer information field. These short-term certificate programs offer a pathway to the job market for students but do not provide the longer and more expensive, but more comprehensive, career preparation that DeVry University offers. In addition, there is growing competition from online programs (both by market-funded and other traditional institutions) and site-based market-funded school programs. In 2005, a freshman study by the Higher Education Research Institute at UCLA found that 26.1% of students applied to six or more schools, up from 17.7% in 1995 and just 11.8% in 1985 as competition in student recruiting increased. Our undergraduate programs also compete with alternatives to higher education, such as employment and military service. Finally, some large corporations conduct and offer their employees accredited college courses that may be applied toward degrees.

Tuition at independent privately-funded institutions is, on average, higher than the tuition at DeVry University. Publicly supported colleges may offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to market-funded schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community college enrollments have grown significantly in recent years and these institutions may be viewed as competitors, they also provide DeVry an opportunity to serve their graduates: we have a number of articulation and transfer agreements in place with community colleges that make it easier for their graduates to continue their education to earn a bachelor’s degree at DeVry.

For more information on DeVry University tuition, please read the section entitled “Tuition and Fees.”

Geography and Consistency

DeVry University campuses and teaching centers are located within a growing number of states, with multiple locations within many of the states.  As such, we offer a national system of educational offerings to adults who may be transferred or choose to move from one part of the country to another. In addition, we offer all our graduate programs and selected undergraduate programs through DeVry University online, making these programs available to all qualified students without regard to their location or daily schedule.

To ensure that students can readily transfer from one DeVry location to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory requirements).

Undergraduate Programs

DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;

•	Faculty with relevant industry experience;

•	Well developed undergraduate career service program;

•	National brand-name recognition and market presence;

•	Regional accreditation;

•	Modern facilities and well-equipped laboratories;

•	Evening, weekend, and online class schedules;

•	Year-round academic schedule that permits more flexible attendance and earlier graduation; and

•
Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions.

In recent years, DeVry has increased its competitiveness by enhancing several of the undergraduate programs, expanding DeVry University online offerings, and adding DeVry University centers. As a result, we offer more locations, and more flexible class schedules and learning formats, than most other educational institutions. Undergraduate classes at DeVry University campuses generally are offered in morning, afternoon, or evening sessions, which help students maintain part-time jobs. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of the predominantly working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.

Keller Graduate School of Management

DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner approach to education that stresses skills and strategies that employers value;

•	Excellence in teaching by a faculty of practicing professionals;

•	A high level of service to the adult student, including flexible schedules and locations that are convenient to central business districts where many students work;

•	Convenience of more than 80 onsite teaching locations in major metropolitan areas nationwide; and

•
Flexible schedules with six, eight-week, sessions annually enabling new students to start their program any time of the year and continuing students to take a session off, if necessary, to accommodate their schedules..

Graduate programs, both onsite and online, are offered in six, eight-week, sessions each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday, for the convenience of students with heavy travel or other demands on their time. In most markets where it operates, DeVry University offers a broader range of elective course options than its competitors.

As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. However, enrollments in DeVry University’s graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

Medical and Healthcare

Ross University

In the medical education market, Ross University competes with the 126 U.S.-based schools of medicine, 23 U.S. colleges of osteopathic medicine, and approximately 20 Caribbean-based medical schools. In the veterinary education market, Ross competes with AVMA accredited schools, of which 28 are U.S, 4 are Canadian and 4 are international veterinary schools.  In addition, Ross competes with 2 non-AVMA Caribbean veterinary schools.

Ross University attracts potential students for several reasons. For some, Ross is their first or only choice of schools because of our commitment to and focus on teaching. The majority of our students applied to U.S.-based medical or veterinary schools but were not admitted. Others elected not to apply to U.S. schools because of self-perceived deficiencies in their academic record or standardized test scores.

For 2006, it is estimated that applications to U.S. medical and veterinary medical schools aggregated over 39,000 and 6,000, respectively. From these applicant pools, approximately 44% and 43% students, respectively, were accepted. An additional estimated 4,000 students are accepted to U.S. osteopathic medical schools. Acceptance levels have remained largely unchanged for more than two decades, but have recently started to increase with the authorization or opening of several new allopathic and osteopathic schools.

Medical and veterinary school applicants who were denied admission to U.S. schools constitute a large segment of prospective students for Ross University. However, based upon the number of Medical College Admission Test (“MCAT”) takers, which increased to approximately 70,900 in 2006 (up from approximately 65,000 in 2005), management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the Association of American Medical Colleges, the demand for medical education is expected to increase over the next decade by approximately 30%, spurred by a physician supply/demand imbalance that is projected to grow. The capacity of U.S. medical schools has not changed materially in over two decades.  However, some expansion is likely in the U.S. medical education industry in the future because of the growing supply/demand imbalance for medical doctors. Management believes the veterinary medical education market is subject to some of the same forces.

Compared to its market-funded competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, federal financial aid eligibility for its students, and the historically large network of diverse geographical opportunities for clinical rotations.

In the last year for which there is published data (September 2002), more Ross University School of Medicine graduates obtained first year residency positions at U.S. teaching hospitals than graduates from any other medical school in the world, including those schools in the United States. Those residency appointments have been in virtually every medical specialty and subspecialty.

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare, with over 2.3 million nursing jobs in the United States alone. It is estimated that more new nursing jobs will be created in the United States during the next decade than in any other healthcare profession. The strong job market for nurses has spurred applications to nursing schools, but has not yet produced an increase in educational capacity.  It is estimated by the American Association of Colleges of Nursing that over 32,000 qualified applicants were turned away from U.S. nursing schools in 2006 because of lack of capacity.

Nationally, Chamberlain competes in the nursing education market with more than 700 programs leading to RN licensure.  These include both 4-year educational institutions and 2-year community colleges.  However, Chamberlain has an advantage over many of its competitors because it offers an accelerated three year BSN program and an ASN program that can be taken either onsite or online.

Professional and Training

Becker competes with other methods of CPA and CFA exam preparation, including self-study courses sponsored by the CFA Institute and affiliated societies, courses offered by colleges and universities, and courses offered by other private training companies. Becker typically charges more for exam preparation than colleges and private competitors.

With its 50 year history and track record of preparing students to pass the CPA exam, Becker differentiates itself from competitors by providing:

•	Extensive and constantly updated review and practice test materials;

•	Experienced, well qualified instructors for each of the areas of specialty included in the exam; and

•	Courses available in several formats, including live class, self study CD, and online sessions, to meet candidate needs for flexibility and control.

With the introduction of the new computerized exam format, Becker added practice simulations, similar to those used in the actual exam. Becker’s CD-ROM and online courses offer a wider range of study alternatives than other course providers. Becker students have a high success rate on the exam; some of Becker students enroll after taking other review courses or studying independently without success.

Stalla differentiates itself from competitors by employing an expert-led, comprehensive approach to preparation focused on helping candidates master and apply CFA curriculum topics. Other advantages over competing programs include:

•	A curriculum produced by more than 50 CFA Charterholders and subject matter experts;

•	An instructional team that includes Charterholders, practitioners and subject matter experts, all of whom are skilled teachers;

•	Materials that are continually updated to reflect the most recent CFA curriculum, with a rigorous quality assurance process in place;

•	Courses that are available in several formats, including live class, self study CD, and online sessions, to meet candidate needs for flexibility and control; and

•	Access for all Stalla System candidates to a personal tutor who is a CFA Charterholder, upon whom they can rely for ongoing support.

CPA and CFA exam candidates can take advantage of the Becker review course content and methodology in conjunction with their DeVry University MBA or Master of Accounting and Financial Management programs in several states, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to sitting for the CPA exam. Extending the marketing and administrative benefits of joint operation, Becker offers classes at DeVry University locations.

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

STUDENT RECRUITING AND ADMISSION

DeVry University

Direct Recruiting

DeVry University employs approximately 1,000 admissions advisors, not including managers and other administrative staff who support the recruiting process, throughout the United States and Canada. Admissions advisors are salaried, full-time DeVry employees. There are admissions advisors at each DeVry University location to work with potential applicants.

Undergraduate students applying to DeVry University to take courses online are recruited primarily by admissions advisors, either at a DeVry University location if the applicant lives or works in the area, or by a central staff of admissions advisors who are dedicated to serving online applicants. Some applicants to online programs, who are in areas remote from a DeVry University location, including active military personnel on military bases, are recruited by a central staff of admissions advisors.

All graduate school students are recruited by admissions advisors.

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

Admissions advisors visited over 5,000 high schools, community colleges, military bases, and other locations in North America last year, making presentations on career choices — particularly in business and technology-related fields — and on the importance of a college education. Participating students complete career surveys, which provide a large and important source of recruiting leads. Admissions advisors also receive student inquiries generated by DeVry’s website, the Internet, direct mail, and television advertising. Follow-up interview sessions with prospective students generally take place at a DeVry University location or in the student’s home with his or her parents.

DeVry University also recruits students through its Corporate Education Program (“CEP”).  The program is designed to meet the education needs of corporate clients and their employees with DeVry program offerings.  A national network of corporate account managers directs its student recruiting efforts primarily at Fortune 1000 companies leveraging relationships with these clients through DeVry’s career services organization.

Marketing and Outreach

To enhance the productivity of our admissions advisors, DeVry University increased its emphasis on local marketing and outreach, recognizing that potential applicants in different market areas can be better recruited by targeted means and messages. We also have increased efficiency by creating specialized staff positions to generate inquiries and schedule interviews.

DeVry University advertises on television and radio, in magazines and newspapers, and on various Internet sites, and utilizes telemarketing and direct mail to reach prospective students. We continuously update our marketing programs in order to better communicate the quality of our degree programs and the value of a DeVry education. As part of this effort, we have initiated new relationships with several marketing and advertising agencies — some with particular expertise in the areas of website design and web-based search engine marketing — and have updated DeVry University’s own website. New agency relationships were established to focus on marketing our graduate programs. Prospective students also are frequently referred by high school counselors, employers, alumni, or currently enrolled students. DeVry personnel actively cultivate these referral sources.

DeVry has undertaken a number of marketing initiatives to expand enrollment. For example, since July 2004, we have worked with the Chicago Public School system to create the DeVry Advantage Academy. This program allows high school students with an aptitude for mathematics and technology to complete their junior and senior year of high school coursework at DeVry’s Chicago campus while also taking college-level courses taught by DeVry University faculty. After completing the Advantage Academy, students will graduate with both a high school diploma and an associate degree in Network Systems Administration. All tuition, textbooks, and educational materials are paid for by the Chicago Board of Education and DeVry University. This program began with an initial enrollment of 128 students three years ago. From this first class, which graduated in June 2006, approximately 90% earned their high school diploma, and approximately 81% earned their associate degree. The second class of more than 100 students graduated in June 2007 (enrolled in September 2006), and a new class of approximately 100 students will begin in September 2007.

DeVry University replicated this model program in conjunction with the Columbus, Ohio School District in July 2006, and efforts are underway to launch similar programs in other metropolitan areas.

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

Admissions Standards

To be admitted to a DeVry University undergraduate program in the United States, an applicant must be either a high school graduate, have a General Education Development (“GED”) certificate, or hold a degree from a DeVry University-approved postsecondary institution. Applicants for admission must be at least 17 years old and complete an interview with an admissions advisor. In Canada, an applicant must meet either the same criteria as in the United States, or meet alternative “mature student” criteria.

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

After prospective students complete an application, our admissions advisors contact them through phone calls, mailings, and invitations to site-based workshops or other events to improve the rate at which such applicants begin their program of study.

To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by or is in candidacy status with a regional accrediting agency recognized by the U.S. Department of Education. International applicants must hold a degree recognized to be equivalent to a U.S. baccalaureate degree. Applicants whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or the Keller-administered alternative admissions test. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores, and a personal interview.

Medical and Healthcare

Ross University

The Ross University School of Medicine and School of Veterinary Medicine focus their marketing efforts on attracting highly qualified, primarily U.S. and Canadian applicants, with the motivation and requisite academic ability to complete their educational programs and to pass the United States Medical Licensing Exam and the North American Veterinary Licensure Examination respectively.  Ross’ marketing effort includes direct e-mail marketing, visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, targeted direct mail campaigns, information seminars in 40 major markets throughout the United States, Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets, print ads in major magazines, newspapers, as well as college newspapers.

Ross employs regional admissions representatives in eleven cities throughout the U.S. who seek out and pursue student interest in our two programs.  Senior Associate Directors of Admissions and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts.  Admission requirements include a minimum of 90 earned undergraduate credit hours, though a bachelor’s degree is strongly preferred.  The successful applicant must have all prerequisite sciences (with labs), mathematics, and English courses as dictated by the admissions committee of both the medical and veterinary schools respectively.  All candidates for admission must interview with an associate director at one of our sites in New Jersey, Miami, Boston, Atlanta, Dallas, Seattle, Los Angeles, Sacramento, Detroit or Chicago.  All admission decisions are made by the admissions committees of the medical and veterinary schools.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Missouri, Southern Illinois and Ohio high schools, employ targeted direct mail campaigns, cultivate alumni referrals, and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises in healthcare career publications, in newspapers, and on television and radio. Chamberlain’s extensive informational website generates nearly one-third of all potential applicant leads.

Chamberlain employs regional admissions representatives who arrange for student interviews and campus tours. Admission requirements include a high school diploma or GED; minimum cumulative grade point average requirements vary depending upon the program. Applicants must pass the Chamberlain standard pre-admission exam or obtain a prescribed minimum score on the ACT exam, depending upon the program in which the applicant is interested. Admissions decisions are made by an admissions committee.

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

Becker delivers its CPA review courses on about 70 college campuses, recruiting students attending that institution. Becker also is the preferred provider of CPA review for several of the country’s largest CPA firms.

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

ACCREDITATION

Educational institutions and their individual programs can earn “accreditation” by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance and institutional and program improvement and integrity, and to confirm that accreditation requirements continue to be satisfied.

DeVry University

Regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, and is an important strength for DeVry University. Management believes accreditation offers DeVry University a significant advantage over most other market-funded colleges. DeVry University has been accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“NCA”), which is one of the six regional collegiate accrediting agencies. College and university administrators depend on the accredited status of an institution when evaluating transfers of credit and applications to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions.

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

In addition to the NCA accreditation, the baccalaureate electronics engineering technology programs at most of DeVry University’s U.S. locations are accredited by ABET, Inc. (“ABET”), an accreditation board for applied science, computing, engineering, and technical educations. Baccalaureate computer engineering technology programs at several DeVry University U.S. locations are also accredited by ABET. The associate level electronics engineering technology programs in North Brunswick, New Jersey also are ABET accredited.

DeVry campuses will apply for Technology Accreditation Commission of ABET accreditation for the biomedical engineering technology program, and additional campuses will apply for accreditation of the computer engineering technology program, when their first classes graduate from these programs. Similarly, newer DeVry campus locations will apply for ABET accreditation for their eligible programs when their first classes graduate.

The associate degree health information technology programs offered online and at DeVry University locations in Atlanta, Chicago, Dallas and Southern California are accredited by the Commission on Accreditation for Health Informatics and Information Management Education. Additional DeVry campuses are in the process of applying for this accreditation for their programs.

The province of Alberta granted accreditation to DeVry Calgary to confer bachelor of technology degrees in 2001 and accreditation to confer Bachelor of Science degrees in 2006. DeVry Calgary was the first market-funded institution in Canada to be provincially accredited to grant bachelor’s degrees. Through an arrangement with the Alberta Department of Advanced Education, the State of Arizona, and the NCA, the computer engineering technology and network and communications management curricula offered at DeVry Calgary fall under the accreditation of DeVry Phoenix as an off-site instructional location. The computer engineering technology and electronics engineering technology programs are accredited by the Canadian Technology Board (CTAB).

Medical and Healthcare

Ross University

The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine degree. The medical school has been recognized and accredited as a University and School of Medicine by the Dominican Medical Board (“DMB”). The National Committee on Foreign Medical Education of the U.S. Department of Education has affirmed that the DMB has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. In addition, the states of New York, New Jersey, California, and Florida — the only four states to require separate approval for medical schools — have approved or found the Ross Medical program of study to be acceptable.

The Veterinary School has been recognized and accredited as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Veterinary School is American Veterinary Medical Association (“AVMA”) listed and has affiliations with 24 AVMA-accredited U.S. colleges of veterinary medicine so that Ross students can complete their final three semesters of study in the United States. Only students who graduate from an AVMA-listed school are eligible for U.S. licensure.

The Veterinary School has undergone a consultative visit from the AVMA Council on Education as a precursor to the potential of the University applying to the AVMA for accreditation as an international school.  The University has received a site visit report covering the consultative visit from the AVMA Council on Education and is evaluating the AVMA’s recommendations.

Chamberlain College of Nursing

Chamberlain College of Nursing is NCA accredited. Both the ASN and BSN programs are approved by the Missouri State Board of Nursing and the State of Ohio Board of Nursing and accredited by the National League for Nursing Accrediting Commission. The BSN program is also accredited by the Commission on Collegiate Nursing Education.

APPROVAL AND LICENSING

DeVry needs authorizations from many state or Canadian provincial licensing agencies or ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University and Chamberlain College of Nursing location is approved to grant associate, bachelor’s and/or master’s degrees by the respective state in which it is located.

Many states and Canadian provinces require market-funded postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $14.7 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing and Becker Professional Review. We have posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

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

TUITION AND FEES

DeVry University

Effective with the summer 2007 term, tuition at DeVry’s U.S. undergraduate locations for two, fifteen-week, semesters (one academic year) ranges from $12,900 to $14,320. Variations in tuition depend on location. Current tuition is approximately 4.5% to 5% higher than it was last year.

Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition ranging from $32,250 to $35,800. A full-time student enrolled in the eight-term undergraduate business administration program will pay total tuition ranging from $51,650 to $57,330, including the application fee and tuition deposit. Students enrolled in an online program generally pay a higher tuition rate. Students attending school part-time are charged a lower tuition that varies with the number of credit hours taken each semester, but the total tuition cost for a program taken on a part-time basis will be higher than if taken on a full-time basis.

Undergraduate tuition rates at DeVry University are below the average tuition at four-year independent institutions, but generally are higher than the average at four-year publicly supported institutions. For the academic year 2006-2007, the average annual tuition and fees at four-year private schools was reported by the College Board to be $22,218, an increase of 5.9% from last year. The average annual tuition and fees at four-year publicly supported institutions increased 6.3% from last year to $5,836, and two-year publicly supported institutions reportedly increased their tuition by 4.1% to $2,272 per year. While these increases were significantly lower than the double-digit increases in the recent past, they continue to increase faster than the rate of inflation.

Effective with the July 2007 term, Keller graduate program tuition per classroom course (four quarter credit hours) ranges from $1,715 to $2,050, depending on location. This is an increase of approximately 0% to 5%, depending on location. The price for a graduate course taken online is $2,050, compared to $2,015 previously.

If a student leaves school before completing a term, federal, state, and Canadian provincial regulations and accreditation criteria permit schools to retain a set percentage of the total tuition received. This amount varies with, but generally equals or exceeds, the percentage of the term the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

In addition to the tuition amounts described above, undergraduate students at DeVry University incur technology charges each semester that vary depending upon their location and enrollment status.  Some DeVry programs, including the computer information systems and electronics and computer technology programs, require students to purchase a laptop computer at some locations. Students also must purchase their own textbooks and supplies.

Medical and Healthcare

Ross University

Effective September 2007, tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools are $12,950 per semester. This tuition rate represents an increase from September 2006 tuition rates of approximately 6.8%. Tuition and fees for the final clinical portion of the programs are $14,250 per semester for the medical school, and $16,250 per semester for the veterinary school. These amounts do not include the cost of books, supplies, transportation or living expenses.

DeVry believes that Ross University’s tuition is at the middle of the range among private medical and veterinary schools, but approximately equal to or higher than tuition in publicly supported medical and veterinary schools. Tuition rates at most medical and veterinary schools, including Ross University, have increased every year, and management believes rates will continue to increase.

Chamberlain College of Nursing

Tuition for the 2007-08 academic year for onsite and online programs is $478 and $488 per credit hour, respectively. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $6,214 per semester. This represents an increase from 2006-07 academic year tuition rates of approximately 5%.

DeVry believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but equal to or higher than tuition in publicly supported schools. Tuition rates at most nursing schools have increased every year, and management believes they will continue to increase.

Professional and Training

The price of the complete classroom Becker CPA review course is $2,690. The complete CPA review course on CD-ROM and the complete online review course are the same price. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $865 per section. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses and for students employed by participating accounting firms.

The current list price for the CFA exam course ranges from $1,190 to $1,490, and Stalla offers various promotional program discounts.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

DeVry University

Students attending DeVry University finance their education through a combination of family contributions, individual savings, financial aid (including university-provided financial aid), employer-provided tuition assistance, veteran’s benefits and private loans.

DeVry believes that more than 80% of our U.S. undergraduate students receive some government-sponsored financial aid, and that a similar percentage of the students at the Calgary, Canada campus receive some government-sponsored financial assistance. These estimates are consistent with recent studies by the U.S. Education Department’s National Center for Education Statistics. Nationally, the percentage of students receiving financial aid varies greatly by the type of school, ranging from 89% in market-funded schools such as those run by DeVry, to 47% in public 2-year colleges. In fiscal 2006, approximately 75% of DeVry’s U.S. undergraduate tuition, book, and fee revenues came from government-provided financial aid received by our students.

DeVry University assists its undergraduate students in locating part-time employment to supplement their incomes and help finance their education. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 18 and 24 are employed, but we believe the employment rate among DeVry full-time undergraduate students is higher.

At Keller Graduate School, student reliance on government-sponsored financial aid in the form of student loans has been increasing for the past several years, providing almost 60% of revenues in fiscal year 2006. Additionally, we believe that more than half of Keller graduate students receive some tuition reimbursement assistance from their employers.

Government-provided financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) authorizes several federal grant, loan and work-study programs.  The HEA was most recently reauthorized in the fall of 1998 to redefine and extend the numerous financial aid programs then in existence.  Typically, the HEA is reviewed and amended every five years, but this process has been delayed.  During September 2006, the United States Congress again extended the HEA, through June 2007, and in July 2007, the HEA was extended again through October 2007.  As the reauthorization process moves forward, there may be proposals for change that could adversely affect the amount of financial aid available to students.  There is no assurance that such federal funding will be continued at its present level or in its present form.

Compliance with Legislative and Regulatory Requirements

Extensive and complex regulations in the United States and Canada govern all the government grant, loan, and work study programs in which DeVry University, Ross University and Chamberlain College of Nursing and their respective students participate. Accordingly, DeVry must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal aid programs, prohibitions on certain types of incentive payments to student recruiters, standards of financial responsibility, and administrative capability requirements.

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

For the past several years, DeVry’s composite score has exceeded the required minimum of 1.5. Management believes it will continue to demonstrate the required level of financial stability. If DeVry were unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry could be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Institutions that participate in U.S. federal financial aid programs must disclose information about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students. Completion rates calculated in accordance with the statute at each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges in the areas in which its campuses are located. However, its overall completion rate actually is higher than reported in these statistics: many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has changed undergraduate admission requirements and added student support services. For the 2000 freshman student cohorts (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 34.1% as compared to the 1999 rate of 35.0%.

Specialized staff at DeVry’s Oakbrook Terrace, Illinois headquarters reviews, interprets, and establishes procedures for compliance with regulations governing financial assistance programs and processes financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding.

In the United States, DeVry University has completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2006. DeVry’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2007. In conjunction with previously filed financial aid audit reports, DeVry University has been required to post letters of credit. As of August 2007, there were approximately $2.3 million in letters of credit outstanding relating to participation in federal financial aid assistance programs. These letters of credit expire in less than one year. No amount has ever been drawn under these letters of credit issued on behalf of DeVry.

As a part of its effort to monitor the administration of student financial assistance programs, the U.S. Department of Education and state grant agencies may conduct site visits and program reviews at any educational institution at any time. Reviews at several DeVry University campuses have not resulted in any adverse material findings or adjustments. Although management has no reason to believe that any proceeding against DeVry University is presently contemplated, if such a proceeding were initiated and caused the Department of Education to substantially curtail DeVry University’s participation in government grant or loan programs, DeVry University’s enrollments, revenues and accounts receivable could be all adversely affected.

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

Information about Particular Government Financial Aid Programs

DeVry University, Chamberlain College of Nursing and Ross University students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

United States federal financial aid programs

DeVry University students in the United States rely on three types of U.S. Department of Education financial aid programs under Title IV of the Higher Education Act.

1. Grants.  More than 10% of the financial aid received by DeVry University undergraduate students is in the form of federal grants.  DeVry students participate in the Pell, Federal Supplemental Education Opportunity Grant, National Science and Mathematics Access to Retain Talent Grant and the Academic Competitiveness Grant.

•
Federal Pell grants.  These funds, available to all eligible undergraduate students who demonstrate financial need, do not have to be repaid. For the 2007-2008 school year, eligible students could receive Pell grants ranging from $400 to $4,310.  Increases in Pell grant limits tend to lag behind the rate of tuition increases.

•
Federal Supplemental Educational Opportunity Grant (“FSEOG”).  This is a supplement to the Pell grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is $4,000 per academic year, and educational institutions are required to supplement that amount with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.

•
National Science and Mathematics Access to Retain Talent Grant (“SMART”).  New in 2006-2007, this grant was authorized by Congress to stimulate enrollment in certain critical and strategic subject areas, including science, mathematics, certain engineering programs and foreign languages.  Most of DeVry’s undergraduate programs qualify as an eligible program of study.  The awards are restricted to Pell-eligible juniors and seniors who achieve and maintain a 3.0 cumulative grade point average.  The awards are $4,000 per academic year.

•
Academic Competitiveness Grant (“ACG”).  New in 2006-2007, this grant was authorized by Congress to stimulate enrollment in rigorous secondary courses of study.  The awards are restricted to Pell-eligible students in their first or second year of post-secondary degree-seeking studies who have completed a rigorous secondary course of study.  Rigorous courses of study are defined by State Education Authorities.  Award amounts are $1,350 for students in their first year of study and $2,000 for students in their second year of study.  Students in their second year of study must have attained a 3.0 cumulative grade point average.

2. Loans.  More than 65% of the financial aid received by DeVry University undergraduate students, and 100% of the federal financial aid received by our graduate students, is in the form of federal student loans. DeVry students participate in the Stafford and PLUS programs within the Federal Family Education Loan Program (“FFELP”) and the Federal Perkins Direct Student Loan Program.

•
Subsidized Stafford loan:  awarded on the basis of student financial need, it is a low-interest loan with interest charges and principal repayment delayed until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $3,500 for dependent students in their first academic year to $5,500 for students in their third or higher academic year, increasing to $8,500 per academic year for graduate students.

•
Unsubsidized Stafford loan:  awarded to students who do not meet the needs test. These loans incur interest from the time funds are disbursed, but actual interest payments may be deferred until the principal payments begin. Unsubsidized loan limits per academic year range from $4,000 for students in their first academic year to $5,000 or $6,000 in later years, increasing to $12,000 per academic year for graduate and professional program students.

•
PLUS loan:  enables a graduate student or parents of a dependant student to borrow additional funds to meet the cost of the graduate student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is disbursed.

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

3. Federal work-study.  This program offers work opportunities, both on or off campus, on a part-time basis to undergraduate students who demonstrate financial need. Work-study wages are paid partly from federal funds and partly from qualified employer funds.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only market-funded postsecondary institutions, such as DeVry University, Ross University and Chamberlain. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year. Final data for fiscal 2007 are not yet complete, but in fiscal 2006, the DeVry University U.S. undergraduate system derived approximately 70% of its revenues from federal financial assistance programs, and its graduate programs derived approximately 60% of revenues from federal financial assistance.

State financial aid programs

Several states, including California, Colorado, Florida, Georgia, Illinois, Minnesota, New Jersey, New York, Ohio and Pennsylvania, offer state grant and loan assistance to eligible undergraduate students.

Private Loan Programs

Increasingly, DeVry University students rely on private (nonfederal) loan programs for financial assistance.  These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards.  The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.  The typical DeVry University student borrows less than $10,000 per award year under these programs.

Most private loans are approved using the student or co-borrower’s credit history.  The cost of these loans varies, but in almost all cases will be more costly than the federal programs.  The application process is separate from the traditional financial aid process.  DeVry University coordinates these processes to assure that all students receive assistance from the federal and state programs first.  A small percentage (less than 15%) of these loans is issued from opportunity or school-backed pools.  Opportunity pools are made available to students with little or no credit history or some adverse credit history, who otherwise would not qualify for a private loan.  School-backed programs typically contain an up-front cost-sharing component or a recourse provision for defaulted loans.  Less than 2% of the total private loans to DeVry University’s students were made under a school-backed program and, while it participates in certain cost sharing programs, DeVry University has no current agreement with a recourse provision.

In February 2007, DeVry University received an inquiry from the New York Attorney General regarding its student lender practices.   DeVry University was one of more than 60 colleges and universities that received such an inquiry.  The New York Attorney General's Office focused on relationships between higher education institutions and student loan providers designated as "preferred lenders" by these institutions for their students.

As a result of an internal review prompted by the inquiry, DeVry University determined that no employee of DeVry received from any lender any form of consideration such as stock, payments for consulting work or honoraria for sitting on any advisory board. During the 2004-2005 school year, DeVry University did receive $88,122 in fees associated with a single private loan program from one of its nine preferred lenders at the time, Citibank. The private loan program with Citibank was distinct from DeVry University's need-based financial aid program. Citibank was on the list of recommended lenders prior to and during the one year the fees were paid, but has not been a recommended lender since that time. DeVry University determined that it has not accepted any referral or marketing fees from any other lenders.

DeVry University maintains a recommended lender list as a service to students, and selects the lenders through open and competitive requests for proposals. The recommended list helps students sort through an array of loan offers they may receive from scores of lenders. DeVry University develops the list of recommended lenders based on their ability to provide services including the following:

•	Competitive rates and terms for students;

•	Access to and reliable delivery of both federal and private funds; and

•	High-quality customer service to borrowers.

In the past, DeVry University's recommended lenders have hosted or sponsored business meetings and/or training seminars for the school's student finance staff - all of which were related to improving service to students. Several university employees have been appointed to sit on lender advisory boards. In the future, DeVry University will absorb any costs related to employees who sit on lender advisory boards, attend any lender-sponsored training, or receive any lender-sponsored services.

In April 2007, DeVry University adopted a new College Code of Conduct established by the New York Attorney General’s Office to encourage best practices in student lending.  The Illinois Attorney General's Office has joined with the New York Attorney General's Office in recognizing DeVry University's adoption of the Code.  In adherence to the Code of Conduct and a settlement agreement with the Attorneys General of New York and Illinois, DeVry University refunded $88,122 to Citibank.  Citibank will disburse such funds to borrowers who took out these private loans in 2004-2005 to help cover costs of their DeVry University education.  Under the new Code of Conduct, DeVry University will continue its current practice of not accepting fees from lenders.

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

DeVry-Provided Financial Assistance

DeVry University’s EDUCARD® Plan is available to its U.S.-based undergraduate students; a similar option is available at the Calgary, Canada campus. The EDUCARD® Plan is a proprietary loan program designed to assist students who are unable to completely cover educational costs by other means. EDUCARD® proprietary loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for EDUCARD® Plan balances are developed to address the financial circumstances of the particular student.  Under the deferred payment plan, certain students can arrange to defer all payments on all charges for twelve weeks when the full amount is due.  Interest charges accrue each month on the unpaid balance. Under the revolving loan plan, amounts owed by current students are subject to a monthly interest charge of one percent of the average outstanding balance.  After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 24 months.

The remaining gross receivable balance under DeVry University’s EDUCARD® Plan for current and former U.S. undergraduate students at June 30, 2007, was approximately $52.9 million, compared to approximately $51.7 million last year. DeVry believes that the principal factors leading to the increase in accounts receivable are increased enrollment, higher tuition rates with no commensurate increase in government financial aid, extended monthly payment plans to better serve DeVry’s growing population of military and adult students, and an increased population of part-time students, who have fewer financial aid options than full-time students. Also, the shorter eight-week sessions at DeVry University centers and DeVry University online program offerings have produced a slower collection of receivables, as administrative systems and staff adjust to the new and shorter collection cycle.

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

Medical and Healthcare

Ross University

Approximately 85% of Ross University students receive some form of federal financial aid, all of which is in the form of student loans. Ross students may participate in two federal programs, Stafford Loans and Graduate PLUS. Loan limits are $20,500 per academic year, with a $138,500 Stafford Loan aggregate borrowing limit that includes Stafford Loan amounts borrowed as an undergraduate. Of the $20,500 in academic year borrowings, no more than $8,500 may be in subsidized loans. Students may also borrow funds through the federal Graduate PLUS up to the cost of attendance which includes an allowance for tuition, fees and living expenses. Final data for fiscal 2007 are not yet complete; but in fiscal 2006, Ross University derived approximately 63% of its revenues from federal assistance programs.

Ross University students have historically relied heavily on private loan programs to meet the small gap between tuition and Stafford loan eligibility as well as to meet living costs.  Legislation introduced in February 2006, expanded the parent loan program (PLUS) eligibility to graduate students.  This lower-cost, non-credit based program is now used in place of private loan programs

Many Ross students also borrow under private loan programs to pay the portion of their tuition that exceeds federal loan limits, as well as to meet living expenses while they are in school. Ross University offers a limited number of full tuition scholarships to eligible students.

Chamberlain College of Nursing

Approximately 70% of students attending Chamberlain College of Nursing receive some form of financial assistance. Chamberlain students are eligible for most of the same financial aid programs available to undergraduate students attending DeVry University.  In fiscal year 2006, Chamberlain derived approximately 35% of its revenues from federal assistance programs.

Professional and Training

Students attending the Becker CPA or Stalla CFA review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.

STUDENT LOAN DEFAULTS

The U.S. Department of Education has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. For a variety of reasons, high default rates are most often found in proprietary institutions and community colleges — all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities.

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

According to the U.S. Department of Education, the cohort default rate for all colleges and universities eligible for federal financial aid increased from 4.5% in fiscal year 2003 to 5.1% for fiscal year 2004 (the latest period for which data is available). DeVry University had a Federal Family Education Loan Program student loan cohort default rate for 2004 of approximately 6.5%. This compares to a weighted system average of 5.7% for 2003 and 7.3% for the year 2002. The reported rates for 2004 reflect the percentage of former students who were due to begin repaying their loans during that year but who were in default by the end of 2005. Default rates for 2005 have not yet been released.

Under the Federal Perkins loan program, the institution is responsible for collecting outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan.

For fiscal 2005 (the latest year for which data is available), DeVry’s Perkins loan cohort default rate was approximately 6.9%, compared to 8.5% for 2004, and 11.7% for 2003. DeVry has worked to reduce the default rate by implementing student counseling and additional collection efforts and retaining outside loan service agencies.

Keller Graduate School of Management

Default rates under Title IV loans for 2004, 2003 and 2002 were 2.3%, 2.0% and 2.7% respectively. Default rates for 2005 have not yet been released.

Medical and Healthcare

Ross University

Default rates under Title IV loans for 2004 were 0.2% for the medical school and 0.4% for the veterinary school. For 2003 the default rates were 0.1% for the medical school and 0.0% for the veterinary school. Default rates for 2005 have not yet been released.

Chamberlain College of Nursing

Default rates under Title IV loans for 2004 and 2003 were 0.7% and 0.0%, respectively. Default rates for 2005 have not yet been released.

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

In the ten-year period ending October 2006, our U.S. campuses graduated more than 65,000 students who were eligible for career services assistance (this excludes graduates who continued their education, students from foreign countries not legally eligible to work in the United States, and other categories of students who were not available for employment). More than 55,000 graduates during this ten-year period actively pursued employment or were already employed; 90% of those held positions related to their program of study within six months of graduation.

For the three undergraduate classes that ended in calendar year 2006, there were 7,526 graduates from DeVry University’s U.S. undergraduate degree and diploma programs eligible for career service assistance, excluding the one-year post-baccalaureate information technology program (this excludes students continuing their education, students from foreign countries legally ineligible to work in the United States, and others ineligible for employment). From that pool of graduates, 6,661 actively pursued employment or were already employed. Within six months of graduation, 6,120, or 91.9% of those graduates were employed in positions related to their program of study. This compares to 88.1% who were employed in positions related to their program of study for the three classes that ended in calendar year 2005, and 84.7% who were employed in positions related to their program of study for the three classes that ended in calendar year 2004.

DeVry University believes that a significant number of graduating students currently employed in positions not directly related to their program of study have chosen to not actively seek other employment opportunities. For the three graduating classes in calendar year 2006, there were 579 graduates who were employed but not in positions related to their program of study. Of these individuals, 72% did not conduct an active employment search through DeVry University’s career services offices.

DeVry University’s 2006 graduates achieved annual starting compensation ranging from $29,470 to $46,083. Individual compensation levels vary depending upon the graduate’s previous employment experience, program of study, and geographic area of employment.

DeVry University’s Calgary campus graduated more than 2,900 students over the past decade who were eligible for career services assistance. For the ten-year period ending October 2006, over 86% of those graduates who actively pursued employment or who were already employed when they graduated held positions related to their program of study within six months of graduation. For the three classes that ended in calendar year 2006, over 95% of the Calgary graduates who actively pursued employment secured jobs or were already employed in positions related to their program of study within six months of graduation. This includes students who received diplomas, those who received bachelor’s degrees through the DeVry University Phoenix degree completion program in Calgary or bachelor’s degrees awarded under the authority of the Government of Alberta, and those students who completed their degree requirements at a DeVry University U.S. campus, but does not include graduates of the one-year information technology program.

DeVry University believes that no single employer has hired more than 5% of our graduates in recent years. Major employers of DeVry undergraduates include Abbott Laboratories, Accenture, Cingular Wireless, Federal Express, GE Medical Systems, Hewlett-Packard, IBM, Intel, Motorola, Northrop Grumman, Schlumberger, Siemens, UPS and Xerox.

Management considers its career services commitment an important element of its service to students. In 2006, we developed and implemented the student national job database, allowing students to log into one site to view, apply for, and learn more about job leads appropriate to their experience and education level.  In 2007, plans include the development of the preferred employer program.  This program will provide an avenue for businesses to easily partner with DeVry in cross-functional areas such as career services, curriculum development, and continued employee education.  Our existing website and national employer database will be enhanced to facilitate this interaction with employers.

SEASONALITY

DeVry University’s enrollment is somewhat seasonal. The schools’ highest enrollment and revenues typically occur in the fall, which corresponds to the second and third quarters of DeVry’s fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months. At Ross University, the September term typically has larger enrollments, with the January and May terms having a somewhat smaller total student population. In contrast, Becker historically experienced higher enrollments for its courses beginning in July (the period leading to the fall CPA exam) than for its classes beginning in January (the period leading to the spring CPA exam). With the introduction of the new on-demand exam format, Becker’s seasonal pattern is somewhat less pronounced.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, operating income, and net income by quarter for each of the past two fiscal years are included in Note 17 to the Consolidated Financial Statements, “Quarterly Financial Data.”

EMPLOYEES

DeVry has approximately 5,400 regular full- and part-time employees. Approximately 1,300 of these individuals work at the headquarters in Oakbrook Terrace, Illinois, and another nearby office in Naperville, Illinois that serves online students. In addition to its regular employees, DeVry employs nearly 500 students at campuses during peak periods as faculty assistants and in other part-time positions.

Staff at DeVry’s Oakbrook Terrace, Illinois, headquarters supports the faculty and staff at each DeVry University location by providing a broad range of services. Among the centrally-provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, computer services, financial aid processing, regulatory compliance, internal audit, legal, tax, payroll, and finance and accounting.

The only employees represented by a union are approximately 180 administrative and support employees of Ross University’s medical school in Dominica. These employees are covered by a collective bargaining agreement with a local union.

DeVry believes that its relationship with its employees is satisfactory.

DeVry University

Each DeVry University campus is managed by a president or campus dean and has a staff of academic deans, faculty and academic support staff, career service and student service personnel, and other professionals. Each campus also has an admissions director, who reports to a central organization responsible for new student recruiting. Each DeVry University center is managed by a center director and has admissions representatives and appropriate academic and administrative support staff. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.

Each DeVry University campus president hires academic deans and faculty members in accordance with internal criteria, accrediting standards, and applicable state law. There are approximately 800 full and part-time faculty member employees across all the DeVry University teaching locations. More than 85% of our full-time undergraduate faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. DeVry University offers sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities so they can maintain and enhance their currency and teaching skills.

In addition to its regular faculty, DeVry University engages adjunct and visiting faculty — especially in the evening programs and at DeVry University Online — who teach on a part-time basis while continuing to work in their technical field or specialty.

Graduate program faculty members are primarily practicing business professionals who are engaged to teach on a course-by-course basis. We offer a multi-session course to train and develop new faculty throughout Keller’s national system. To support its practitioner faculty, DeVry University employs a core of academically and professionally qualified staff that includes curriculum managers and program directors.  Over the past several years, graduate school courses have been taught selectively by full-time faculty to respond to student demand in areas of rapidly growing enrollment and to meet licensing approval requirements in certain states. Less than 10% of our graduate instructors, excluding non-faculty employees who teach courses on an occasional basis, are employed on a full-time basis.

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

During the third quarter of fiscal 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees.  The decision to take this action resulted from a thorough analysis which revealed that a reduction in the number of employees at DeVry University campuses was warranted to address the subsidiary’s cost structure.  The VSP was offered at 22 DeVry University campuses with 285 employees eligible to participate.  Seventy employees accepted this separation plan.   Separation of employment was effective no later than June 30, 2007.  In April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that reduced its workforce by approximately an additional 150 positions at its DeVry University campus-based operations.

Medical and Healthcare

Ross University

The Ross University School of Medicine and School of Veterinary Medicine are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by Dominica Management, Inc., a central administrative staff, located in Edison, New Jersey, and Miami, Florida.

Ross University has approximately 510 employees. An additional 110 individuals are employed by Dominica Management, Inc., Ross University’s administrative services provider, and work in Edison, New Jersey. The medical school employs approximately 65 full-time faculty members, who teach the basic science program. Each of these individuals has a Ph.D. or an M.D. degree or both. The full-time faculty is supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects.

The veterinary school employs approximately 40 full-time faculty members, who teach the basic science pre-clinical portion of the program. Each of these individuals has either a Ph.D. or D.V.M. degree or both.

Faculty members are not tenured, but each faculty member generally has an employment agreement of one to five years in length.

Chamberlain College of Nursing

Chamberlain College of Nursing campuses are managed by a campus president (St. Louis) or a campus dean (Columbus).  The president or dean is supported by a national director of nursing programs and program coordinators who are responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. Administration of the Chamberlain online program offerings is supported, in part, by staff at DeVry University Online.  The campuses and online program offerings are supported by a central administrative/management staff located in Oakbrook Terrace, Illinois.

Chamberlain College of Nursing has approximately 80 employees. Included in this total are 22 full-time faculty members. In addition, there are more than 30 part-time faculty members, who are employed on a per course basis. Most faculty members have a Master of Science in Nursing, and several have a Ph.D. Those faculty without a master’s degree are enrolled in a graduate program in nursing. General education courses in the St. Louis nursing program are taught by faculty at a nearby university. General education courses on the Columbus campus are taught by DeVry University faculty.  Chamberlain faculty members are not tenured.

Professional and Training

Becker Professional Review is managed by a staff of approximately 135 employees headquartered primarily in Oakbrook Terrace that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the United States and Canada. Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis.

TRADEMARKS AND SERVICE MARKS

DeVry owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “Keller,” “Becker Professional Review,” “Ross University,” “Chamberlain,” “EDUCARD®,” and variants thereof. All trademarks, service marks, and copyright registrations associated with its businesses are registered in the name of DeVry Inc. or one of its subsidiaries. Copyright registrations expire over various periods of time. DeVry vigorously defends against infringements of its trademarks, service marks, and copyrights.

ADDITIONAL INFORMATION

DeVry’s website is at http://www.devryinc.com.

Through its website, DeVry offers (free of charge) the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. The Web site also includes copies of the following:

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

Copies of the DeVry’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to the Director of Investor Relations at DeVry’s executive offices.  In addition, DeVry’s filings with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the website address is at http://www.sec.gov.

ITEM 1A — RISK FACTORS

DeVry’s business operations are subject to numerous risks and uncertainties that could materially and adversely affect DeVry’s business, results of operations and financial condition. Some of these are described below. Because of their very nature, management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect DeVry’s business include, but are not limited to:

DeVry is subject to risks relating to enrollment of students.

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

DeVry is subject to risks relating to financial aid and student finance.

DeVry’s students are highly dependent on government-funded financial aid programs. If there are changes to financial aid program regulations that restrict student eligibility or reduce funding levels, DeVry’s enrollment and/or collection of student billings may suffer, causing revenues to decline. Conversely, increases in state funding levels to taxpayer-supported educational institutions could generate further price competition that adversely affects DeVry’s ability to recruit and retain students.

Changes in tax laws or reduced corporate earnings both could affect corporate educational benefit plans. If employers reduce tuition reimbursement amounts, working students may be less likely to enroll in a DeVry program, causing enrollment and revenues to decline.

DeVry is subject to risks relating to operating matters.

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

Unauthorized access to DeVry’s computer networks — either administrative networks or those supporting educational programs — could interrupt operations and may result in loss or misuse of student and other critical data, causing disruption to operations, compromising confidential information and causing attendant risks, including reputation, therefrom and increasing expense.

DeVry may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, or other events in one or more of the geographic areas in which it operates. These events could cause DeVry to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

DeVry is subject to risks relating to regulatory matters.

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

ITEM 2 — PROPERTIES

DEVRY UNIVERSITY

DeVry University campuses are large and modern buildings located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas, and many are served by public transportation. Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, bookstores and student lounges. Laboratories include computers and various telecommunications, electronic and biomedical equipment necessary to provide an appropriate environment for students’ development of the required technical skills for their programs of study. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricular areas with numerous software packages offering a variety of business, engineering and scientific applications. Connections to the Internet are included through the computer laboratories as a part of the program curriculum.

No campus that is owned by DeVry is subject to a mortgage or other indebtedness.

In Fremont, California, DeVry owns an 84,000 square foot dormitory adjacent to its campus. This dormitory began housing students in July 2005, the start of the summer semester. Capacity of this dormitory is approximately 300 students.

During September 2006, DeVry sold its facility located in West Hills, California, and relocated its campus operations to a leased facility in nearby Sherman Oaks, California.  In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois.  Effective May 1, 2007, DeVry sublet approximately 40% of its Calgary campus.  Effective July 1, 2007, DeVry renegotiated its lease for the Dallas campus, reducing the space from 95,000 square feet to 55,000 square feet and established a new ten-year term.

The following table sets forth certain information regarding the 23 large campus properties at which DeVry University undergraduate programs were conducted at June 30, 2007:

	June 2007 Area (Approximate Square Feet)	Ownership
Phoenix, Arizona	120,000	Owned
Westminster (Denver), Colorado	72,000	Leased
Pomona (Los Angeles), California	100,500	Owned
Long Beach (Los Angeles), California	98,000	Leased
Sherman Oaks, (Los Angeles), California	35,000	Leased
Fremont (San Francisco), California	99,000	Owned
Orlando, Florida	72,000	Leased
Miramar, Florida	99,000	Leased
Alpharetta (Atlanta), Georgia	65,000	Leased
Decatur (Atlanta), Georgia	108,000	Owned
Chicago, Illinois	156,000	Owned
Addison (Chicago), Illinois	113,000	Owned
Tinley Park (Chicago), Illinois	70,000	Owned
Kansas City, Missouri	75,000	Owned
North Brunswick, New Jersey	99,000	Owned
Long Island City, New York	155,000	Leased
Columbus, Ohio	114,000	Owned
Fort Washington (Philadelphia), Pennsylvania	105,000	Leased
North Irving (Dallas), Texas	55,000	Leased
Houston, Texas	101,000	Owned
Arlington (Washington, D.C.) Virginia	86,000	Leased
Federal Way (Seattle), Washington	102,000	Owned
Calgary, Alberta, Canada	70,000	Leased

In addition to the undergraduate programs that are taught at these campuses, Keller graduate degree programs and Becker CPA Review programs are also available at some sites.

In July 2007, there were 63 DeVry University centers throughout the United States in operation. Undergraduate degree programs are offered at 56 of these centers. DeVry plans to open four to six new DeVry University center locations in fiscal 2008.

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

MEDICAL AND HEALTHCARE

Ross University

The medical school’s basic science instructional facilities are located on an approximately 27 acre campus in the Caribbean country of Dominica, of which approximately 16 acres are occupied under lease.

In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose lab, library and learning resource centers, offices, bookstore, cafeteria and recreational space. Classrooms and laboratories are furnished with state of the art audio-visual equipment. During fiscal 2004, a new 33,000 square foot multi-purpose building that includes a 308 seat auditorium, problem-based learning labs and faculty offices was completed and put into service. A new 21,000 square foot facility with a 300 seat classroom, patient simulator labs and a patient exam center was also completed and put into service. During fiscal 2005, the medical school refurbished 78 housing units that occupied part of the land acquired in the previous fiscal year. The refurbished housing units are being used for students and visiting faculty. During fiscal 2006, a 6,000 square foot building was leased and outfitted as an auditorium with seating capacity of approximately 400 students.  Current construction includes a 12,000 square foot student center and gym and two 6,000 square foot multi-purpose buildings.

The veterinary school’s pre-clinical instructional facilities are located on a 50 acre site in St. Kitts. Ross University owns 27 acres and 23 acres of pasture land are leased from the government. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary, livestock barns and a paddock. In 2005, additional emergency backup electrical generating capacity was added. In May 2007, the University opened a section of its new 150 bed housing facility for first semester students and expects all beds to be occupied for the September 2007 semester. Plans are being finalized for the construction of two new 180 to 200 seat classroom buildings to further increase student capacity.

Dominica Management, Inc., Ross University’s administrative services provider, is located in approximately 18,000 square feet of leased office space in Edison, New Jersey.  Management expects to co-locate its administrative services office space within a DeVry University owned facility in nearby North Brunswick, New Jersey, by mid to late fiscal year 2008.

Chamberlain College of Nursing

Chamberlain leases approximately 55,000 square feet of space in a hospital facility located in St. Louis, Missouri. The Chamberlain facilities include classrooms, dormitory space and administrative offices.  During March 2007, Chamberlain College of Nursing began offering associate and bachelor’s degrees in nursing programs at its new campus in Columbus, Ohio.  This new location is co-located with DeVry University’s campus in Columbus where it occupies approximately 5,000 square feet.

PROFESSIONAL AND TRAINING

Becker Professional Review is headquartered at DeVry’s administrative office in Oakbrook Terrace, Illinois. In addition to this main administrative center, Becker leases approximately 8,300 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases approximately 3,500 square feet of space in Melville, New York for its eastern regional sales and administrative staff.

CPA and CFA review classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.

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

ITEM 3 – LEGAL PROCEEDINGS

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student filed a claim in June 2005 in the Superior Court of New Jersey for Middlesex County.  In this suit, she claimed that the dismissal was based upon her disability and she was seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court.  In May 2007, this matter was settled.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of a dormitory facility on the DeVry University, Fremont, California campus.  DeVry's complaint seeks monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by subcontractors, and indemnification against subcontractor claims.  Sierra Bay filed a counterclaim in December 2005, asserting that DeVry owes approximately $3 million for work allegedly performed on the project.  DeVry filed additional complaints against the architect, the project manager and an engineering firm, and the Court subsequently consolidated all claims relating to the project, including those of the subcontractors, into the principal case filed by DeVry against Sierra Bay.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively the “defendants”) in Los Angeles Superior Court, asserting various claims predicated upon defendants’ alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units earned at DeVry University.  Defendants denied the allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the California Unfair Competition Law, California Business & Professions Code, section 17200 (“UCL”), comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  Defendants have now filed a Motion for Summary Judgment seeking dismissal of all claims due to the unconstitutionality of the California Education Code (a statute that has since sunset, is currently "inoperative," and will be repealed as of January 2008) because it discriminates against out of state regionally accredited universities and it compels speech in violation of the First Amendment.  Defendants also seek judgment for the separate and independent reason that Plaintiffs have failed to meet their burden of proving a viable theory of restitution or entitlement to injunctive relief under their UCL claim.

As of June 30, 2007, there is an accrual of less than $1.0 million for the resolution of all legal claims.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry intends to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of DeVry’s security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience
Dennis J. Keller Director and Board Chair, DeVry Inc.	66
Mr. Keller co-founded Keller Graduate School of Management in 1973. From the inception of DeVry, Mr. Keller has been Chair of the Board. Mr. Keller previously held the position of Chief Executive Officer. In November 2002 he became Co-Chief Executive Officer until July 2004.

Daniel M. Hamburger President and Chief Executive Officer, DeVry Inc.	43
Mr. Hamburger joined DeVry in November 2002 as Executive Vice President with responsibility for DeVry’s online programs and Becker Professional Review division. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry.  Mr. Hamburger was appointed Chief Executive Officer in November 2006.  Prior to joining DeVry, Mr. Hamburger was Chairman and Chief Executive Officer of Indeliq, a developer of simulation-based training software, which merged with Accenture Learning in 2002.

David Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	50
Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes from July 2001 to October 2005.

Thomas C. Shepherd Executive Vice President, DeVry Inc. and President, Ross University	57
Dr. Shepherd joined DeVry in October 2004 as President of Ross University. Prior to joining DeVry, Dr. Shepherd was President of Bastyr University, a Washington based university with offerings in healthcare education. He also co-founded Royale Healthcare, a hospital management company, and has served in senior management roles for several hospitals and healthcare facilities.

Richard M. Gunst Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	51
Mr. Gunst joined DeVry in July 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry, Mr. Gunst served as Senior Vice President and Chief Financial Officer of Sagus International and ConAgra Foods. He was also Chief Financial Officer of Quaker Foods and Beverages.

Sharon Thomas Parrott Senior Vice President, Government and Regulatory Affairs and Chief Compliance Officer, DeVry Inc.	57
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

Gregory S. Davis Vice President, General Counsel and Corporate Secretary, DeVry Inc.	45
Mr. Davis joined DeVry in July 2007 as Vice President, General Counsel and Corporate Secretary.  Prior to joining DeVry, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc. which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.  Prior to that, Mr. Davis was a partner at Andersen Worldwide with merger and acquisition and legal related responsibilities.

Donna N. Jennings Vice President, Human Resources, DeVry Inc.	45
Ms. Jennings joined DeVry in October 2006 as Vice President of Human Resources. Prior to joining DeVry, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation from 1994 to 2006.

Harvey Leffring Vice President, Chief Information Officer, DeVry Inc.	55
Mr. Leffring joined DeVry in January 2006 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Leffring was the Chief Information Officer at Siegel Robert Automotive and also at Archibald Candy Corp.

Steven Riehs Vice President and General Manager, Online Operations, DeVry Inc.	47
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

Thomas J. Vucinic Vice President, DeVry Inc. and President, Becker Professional Review	60	Mr. Vucinic has been the President of Becker Professional Review since July 2006 and General Manager since 1997. Prior to that, Mr. Vucinic was DeVry’s director of financial planning and analysis.

Patrick J. Unzicker Corporate Controller, DeVry Inc.	36
Mr. Unzicker joined DeVry in March 2006 as its Corporate Controller. Prior to joining DeVry, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc. Mr. Unzicker previously served as Vice President of Finance at Galileo International.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

DeVry’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.”  The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years as reported in the consolidated transaction reporting system.

	Fiscal 2007			Fiscal 2006
	Dividends Paid	High	Low	Dividends Paid	High	Low
First Quarter	$-	$23.61	$19.75	$-	$20.92	$17.40
Second Quarter	-	28.75	21.11	-	24.84	19.00
Third Quarter	0.05	29.90	26.46	-	24.68	18.50
Fourth Quarter	-	36.09	27.44	-	27.75	21.25

(b) Approximate Number of Security Holders

There were 585 holders of record of DeVry’s common stock as of August 1, 2007. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.

(c) Dividends

DeVry is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries’ debt agreements, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2007 to fund its current operations, reinvest in capital equipment as appropriate, reduce outstanding debt and remain in full compliance with the covenants in its debt agreements. In November 2006, the Board of Directors declared a dividend of $0.05 per share of common stock, paid in January 2007.  Prior to November 2006, DeVry had not declared any dividends on its common stock.  In May 2007, the Board of Directors declared a second dividend of $0.05 per share of common stock, paid in July 2007.  DeVry's Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.10 per share.  There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the board of directors deems relevant.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 2007	56,400	$28.53	56,400	$28,073,890
May 2007	48,000	$34.03	48,000	26,440,582
June 2007	57,500	$34.30	57,500	24,468,595
Total	161,900	$32.21	161,900	$24,468,595

1On November 15, 2006, the Board of Directors approved a stock repurchase program, pursuant to which up to $35 million of DeVry common stock may be repurchased within the next two years.  This program was announced in DeVry’s report on Form 8-K, which was filed on November 15, 2006.  The total remaining authorization under the repurchase program was $24,468,595 as of June 30, 2007.  The expiration date of the repurchase program is November 15, 2008.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2007	1,706	$28.55	N/A	N/A
May 2007	6,027	$33.99	N/A	N/A
June 2007	-	-	N/A	N/A
Total	7,733	$32.79	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on the Company's Common Stock during the period from June 30, 2002 through June 30, 2007 with the cumulative return on the NYSE Stock Market Index (U.S. Companies), and an industry group index.

COMPARISON  OF  CUMULATIVE  TOTAL  RETURN   SINCE  JUNE  30 2002
AMONG  DEVRY  INC.,  NYSE  MARKET  INDEX,
AND  INDUSTRY  GROUP  INDEX

	June 30
	2002	2003	2004	2005	2006	2007
DeVry Inc.	100.0	102.0	120.1	87.2	96.2	149.0
NYSE Market Index - U.S. Companies	100.0	97.6	117.2	128.1	147.7	182.6
Industry Group Index (1)	100.0	147.6	203.9	184.3	147.9	187.4

Data for this graph was prepared by Zacks Investment Research

Assumes $100 was invested on June 30, 2002 in DeVry Inc. Common Stock, the NYSE Stock Market Index (U.S. Companies) and the Industry Group (1), and that all dividends were reinvested.

(1) The Industry Group consists of the following companies selected on the basis of the similarity in the nature of their business:  Apollo Group, Inc., Apollo Group, Inc.-University of Phoenix, Career Education Corp., Concorde Career Colleges, Corinthian Colleges, Inc., Education Management Corp., ITT Educational Services, Inc., Laureate Education Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute. The Company believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 89 of this report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

DeVry posted record revenues and net income for fiscal year 2007 based on increasing enrollments and continued execution of its five-year strategic plan.  Fiscal year 2007 earnings per share of $1.07 was a significant increase compared to $0.61 per share a year-ago on improved operating performance and gains on asset sales.  Operational and financial highlights for fiscal year 2007 include:

•
Total revenues and operating profits increased within all three of its business segments primarily because of continued demand for DeVry’s high quality educational programs and improved operational execution.

•	The Summer 2007 term marked DeVry University’s eighth consecutive period of positive undergraduate new student growth and the fifth consecutive period of positive total student enrollment growth.

•
DeVry University implemented both voluntary and involuntary workforce reductions to realign the campus cost structures with revenue streams.  The workforce reductions resulted in eliminating 220 positions and a $6.3 million severance charge.  These reductions will provide annual savings of approximately $10 million in fiscal 2008 and beyond.

•
Becker Professional Review posted solid financial results in fiscal year 2007, with record revenues of $67.9 million, largely attributable to increasing market share and continued strong demand for accounting and finance professionals.

•
During the June 2007 graduation ceremony, Ross University conferred a record number of Doctor of Medicine and Doctor of Veterinary Medicine degrees to more than 950 graduates.  Ross University recorded record revenues and operating profit in fiscal year 2007 while making investments for future enrollment growth.

•
Chamberlain College of Nursing received approval from the Ohio Board of Regents to establish a new campus in Columbus, Ohio.  The new location, which is co-located with DeVry University’s campus in Columbus, began offering associate and bachelor’s degrees in nursing programs in March 2007.

•
In connection with DeVry’s real estate optimization strategy, the DeVry University facility in West Hills, California and excess land adjacent to the campus in Tinley Park, Illinois, were sold for $37.9 million resulting in a total pre tax gain of $20.8 million.   Net of tax, the total gain on the sales was $12.7 million, or $0.18 per share.

•
In November 2006, the Board of Directors declared DeVry’s first-ever dividend.  The first dividend of $0.05 per share was paid in January 2007, and the second dividend of $0.05 per share was paid in July 2007. DeVry's Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.10 per share.

•
DeVry repurchased approximately 355,500 shares of its common stock at a total cost of approximately $10.5 million.  The stock repurchase program, which was approved by its Board of Directors in November 2006, allows DeVry to buy back up to $35.0 million of its common stock within the next two years.

•	DeVry’s cash flow generation increased from 2006 and was used to invest in operations, reduce debt, pay dividends and repurchase shares.

The following table illustrates the effects of the gain on the sales of the West Hills facility and excess land adjacent to the Tinley Park campus and the charge for separation plan severance on DeVry’s earnings.  The non-GAAP disclosure of earnings is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to prior period earnings (in thousands, except per share data):

	Fiscal Year
	2007	2006	2005
Net Income	$76,188	$43,053	$18,011

Earnings per Share (diluted)	$1.07	$0.61	$0.26

Cumulative Effect of Change in Accounting (net of tax)	--	--	1,810

Earnings per Share (diluted)	--	--	$0.02

Gain on Sale of Assets (net of tax)	$12,672	$273	--

Earnings per Share (diluted)	$0.18	--	--

Separation Plan Severance (net of tax)	$(3,807)	--	$(5,356)

Earnings per Share (diluted)	$(0.05)	--	$(0.08)

Income Excluding the Cumulative Effect of Change in Accounting, Gain on Sale of Assets and Separation Plan Severance (net of tax)	$67,323	$42,780	$21,557

Earnings per Share (diluted)	$0.94	$0.61	$0.31

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior fiscal years.  Percents may not add because of rounding.

	Fiscal Year
	2007	2006	2005

Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	52.1%	54.0%	55.6%
Separation Plan Severance	0.7%	--	1.1%
Gain on Sale of Assets	(2.2%)	(0.1%)	--
Student Services & Admin. Exp	38.5%	38.5%	39.4%
Total Operating Expenses	89.0%	92.4%	96.1%
Operating Income	11.0%	7.6%	3.9%
Interest Income	0.8%	0.5%	0.1%
Interest Expense	(0.5%)	(1.2%)	(1.2%)
Net Interest Income (Expense)	0.3%	(0.8%)	(1.1%)
Income Before Income Taxes and Cumulative Change in Accounting	11.2%	6.8%	2.8%
Income Tax Provision	3.1%	1.7%	0.7%
Income Before Cumulative Effect of Change in Accounting	8.2%	5.1%	2.1%
Cumulative Effect of Change in Accounting	--	--	0.2%
Net Income	8.2%	5.1%	2.3%

All periods presented in the Consolidated Statements of Income have been revised to remove investment interest income and interest expense from operating income and present the amounts as a separate component of income before income taxes and cumulative effect of change in accounting.  Investment interest income was previously presented as a separate component of revenues.  Interest expense was previously presented as a separate component of operating costs and expenses.

FISCAL YEAR ENDED JUNE 30, 2007 VS. FISCAL YEAR ENDED JUNE 30, 2006

REVENUES

Total consolidated revenues for fiscal 2007 of $933.5 million increased $94.0 million, or 11.2%, as compared to last year. Revenues are reported net of tuition refunds applicable to students who withdraw from the academic term for which they are enrolled during the period specified by the refund policy. Revenues increased at all three of DeVry’s business segments as a result of continued growth in student enrollments and tuition price increases as compared to the year ago period. In addition, revenues increased because of higher sales of Becker Professional Review materials and the expanding sale of electronic text books (“eBooks”).

DeVry University

During fiscal year 2007, DeVry University revenues increased by 7.8% to $728.4 million as compared to fiscal year 2006. Tuition revenues are the largest component of total revenues in the DeVry University Segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 2.5% from summer 2005 (36,220 students) to summer 2006 (37,132 students);

•	Increased by 4.9% from fall 2005 (38,546 students) to fall 2006 (40,434 students);

•	Increased by 5.5% from spring 2006 (38,523 students) to spring 2007 (40,637 students); and

•	Increased by 9.8% from summer 2006 (37,132 students) to summer 2007 (40,774 students). This was DeVry University’s fifth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 12.2% from summer 2005 (11,293 students) to summer 2006 (12,671 students);

•	Increased by 11.9% from fall 2005 (10,663 students) to fall 2006 (11,930 students);

•	Increased by 6.9% from spring 2006 (10,359 students) to spring 2007 (11,075 students); and

•
Increased by 9.7% from summer 2006 (12,671 students) to summer 2007 (13,906 students). The summer 2007 term was the eighth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 10.3% from the July 2005 session (11,434 coursetakers) to the July 2006 (12,617 coursetakers) session;

•	Increased by 10.5% from the September 2005 session (12,732 coursetakers) to the September 2006 session (14,069 coursetakers);

•	Increased by 8.9% from the November 2005 session (12,777 coursetakers) to the November 2006 session (13,920 coursetakers);

•	Increased by 10.9% from the January 2006 session (13,776 coursetakers) to the January 2007 session (15,278 coursetakers);

•	Increased by 5.2% from the March 2006 session (14,029 coursetakers) to the March 2007 session (14,756 coursetakers);

•	Increased by 8.7% from the May 2006 session (13,148 coursetakers) to the May 2007 session (14,290 coursetakers); and

•	Increased by 11.1% from the July 2006 session (12,617 coursetakers) to the July 2007 session (14,023 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2006 and by approximately 4.5% in July 2007; and

•	Graduate school program tuition increased by approximately 4.5% for the July 2006 session following a 5.0% increase for the September 2005 session.

The increasing undergraduate new student enrollments were attributable to greater investments in marketing and recruiting, continued demand for DeVry’s high quality educational programs and its position within the working adult market.  Management believes that efforts at Keller to create new brand awareness through improved messaging have produced positive enrollment results, and it will continue to focus on further improvements in the future.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues partly from sales of eBooks.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates were an increase in DeVry University scholarships and a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.  In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased in fiscal year 2007, as compared to the prior year periods.  These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD® proprietary loan program for financing students’ education.  Lower interest charges are primarily a result of a decrease in the average accounts receivable balance on enrolled, undergraduate student accounts.  The timeliness of receivable collections improved as compared to the prior year.

Professional and Training

Professional and Training segment revenues reached a record high of $67.9 million for fiscal year 2007, increasing by $14.3 million, or 26.8% from the prior year. The primary reason for the increased revenue during fiscal year 2007 was increased enrollment in Becker Professional Review’s CPA review courses and from increased sales of CPA and CFA review courses on CD-ROM. Management believes that these increases are being driven by an increase in market share and the continued demand for accounting and finance professionals.  Also contributing to the growth in revenues was a price increase of approximately 5%.

Medical and Healthcare

The Medical and Healthcare segment posted record revenues of $137.2 million in fiscal year 2007, representing an increase of $26.8 million, or 24.2% as compared to last year.  While Ross University accounted for the majority of the revenue increase in this segment, increasing enrollments at Chamberlain College of Nursing also contributed to segment revenue growth.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

•	Increased by 13.2% from May 2005 (3,029 students) to May 2006 (3,428 students);

•	Increased by 15.4% from September 2005 (3,227 students) to September 2006 (3,724 students);

•	Increased by 14.8% from January 2006 (3,264 students) to January 2007 (3,747 students); and

•	Increased by 9.9% from May 2006 (3,428 students) to May 2007 (3,767 students).

Ross University new student enrollment by term:

•	Increased by 63.8% from May 2005 (268 students) to May 2006 (439 students);

•	Increased by 9.2% from September 2005 (575 students) to September 2006 (628 students);

•	Increased by 28.2% from January 2006 (387 students) to January 2007 (496 students); and

•	Decreased by 5.2% from May 2006 (439 students) to May 2007 (416 students) as a result of a lower number of transfer students in May 2007 as compared to the prior year term.

Chamberlain College of Nursing total enrollment by term:

•	Increased by 83.3% from July 2006 (594 students) to July 2007 (1,089 students).

Tuition rates:

•	Tuition and fees for the Ross University beginning basic sciences programs increased by approximately 5.4% for the September 2006 term and approximately 6.8% effective with the September 2007 term;

•
Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5.0% for the September 2006 term and approximately 7.2% effective with the September 2007 term; and

•	Tuition for Chamberlain College of Nursing increased approximately 5% for the 2006-2007 academic year (effective July 2006) and approximately 5% for the 2007-2008 academic year (effective July 2007).

Management believes that the increasing enrollments at Ross University for the past several terms resulted from enhancements made to its marketing and recruiting functions.  In addition, continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study.  To prepare for increasing student demand, Ross University is adding faculty, classrooms, laboratories and student housing.

During March 2007, Chamberlain College of Nursing began offering associate and bachelor’s degrees in nursing programs at its new campus in Columbus, Ohio.  This new location is co-located with DeVry University’s campus in Columbus.

Other Educational Revenues

Other Educational Revenues increased by 22.7% to $70.8 million during fiscal year 2007 as compared to the prior year. As discussed above, the primary drivers for the increase in Other Educational Revenues were strong sales of Becker Professional Review course materials on CD-ROM and eBooks at DeVry University.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and the staff that supports educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

Cost of Educational Services increased 7.4% to $486.7 million during fiscal year 2007 as compared to last year.  Cost increases were incurred in support of expanding online program enrollments and five additional DeVry University centers.  In addition, cost increases were incurred at Ross University to support increasing student enrollments.   Also contributing to the higher cost of educational services was an increase in salary expense due to annual merit increases.  In addition, provision for doubtful accounts increased primarily as a result of revenue growth.  Partially offsetting these increases was a decrease in depreciation expense in fiscal year 2007 because of lower capital spending during each of the past several years.

As a percent of revenue, Cost of Educational Services decreased to 52.1% in fiscal year 2007 from 54.0% during the prior year period.  The decrease was a result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.

Separation Plan Severance

During the third quarter of fiscal 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees.  The decision to take this action resulted from a thorough analysis which revealed that a reduction in the number of employees at DeVry University campuses was warranted to address the subsidiary’s cost structure.  The VSP was offered at 22 DeVry University campuses with 285 employees being eligible to participate.  Seventy employees accepted this separation plan.   Separation of employment was effective no later than June 30, 2007.  DeVry recorded a pre-tax charge of approximately $3.7 million in the third and fourth quarters of fiscal 2007 in relation to these employees.  This charge consists of severance pay and extended medical and dental benefits coverage.

In April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that further reduced its workforce by approximately 150 positions at its DeVry University campus-based operations.  This resulted in an additional pre-tax charge in the fourth quarter of fiscal 2007 of approximately $2.6 million that will represent severance pay and benefits in relation to these employees.

Cash payments for the VSP will begin in the first quarter of fiscal year 2008 and extend until the period of benefit coverage has expired.  Cash payments for the RIF were $1.1 million in the fourth quarter of fiscal 2007. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the 2007 VSP and RIF, approximately $5.1 million remained to be paid as of June 30, 2007.

Gain on Sale of Assets

During fiscal year 2007, DeVry sold its facility located in West Hills, California for $36.0 million.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois for $1.9 million.  In connection with these sales, DeVry recorded a pre-tax gain of approximately $20.8 million ($12.7 million, net of tax, or $0.18 per share) during fiscal year 2007.  These gains are separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and are related to the DeVry University segment.

These transactions were executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure the optimal mix of large campuses, small campuses and DeVry University centers to meet the demand of each market that it serves.  This process also improves capacity utilization and enhances economic value.  These plans may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings such as Chamberlain College of Nursing at DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

This expense category includes recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses. All new student recruitment expenditures are charged to expense as incurred.

Student Services and Administrative Expense grew by 11.1% to $359.0 million during fiscal year 2007 as compared to the prior year.  The increase in expenses primarily represents additional investments in recruiting, advertising and systems to drive and support future growth in new student enrollments.  High school presenters and advisors have been added in connection with DeVry University’s strategy to increase enrollment of recent high school graduates.  Also, admissions advisors have been added during fiscal year 2007 to support the growing online program enrollments and at new DeVry University centers.  Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending.  In addition, expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2007 as more new stock options were granted during this period.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University. Amortization expense is included entirely in the Student Services and Administrative Expense category. For fiscal 2007, amortization expense for finite-lived intangible assets was $6.8 million compared to $9.9 million in the year-ago period.

OPERATING INCOME

DeVry University

DeVry University generated operating income of $38.4 million in fiscal 2007 as compared to $18.4 million in fiscal 2006.   Revenue increases and gross margin improvements were partially offset by increased spending on recruiting, advertising and systems infrastructure to drive future enrollment gains and enhance student services.   Also contributing to the increase in operating income for fiscal year 2007 were the gains on the sale of assets of $20.8 million, which were partially offset by the severance plan charges of $6.3 million, as discussed above.

Professional and Training

Professional and Training operating income rose 42.6% to $25.8 million during fiscal year 2007 as compared to the prior year. The increase in operating income was the result of higher revenues and improved operating leverage as discussed above.  The increase was partially offset by a higher allocation of corporate expenses to this business segment, including information technology, human resources and legal, based upon the current usage of such services.

Medical and Healthcare

Operating income of $47.0 million for the Medical and Healthcare segment increased by approximately $8.9 million, or 23.4%, from fiscal 2006. At Ross University, increases in student enrollments and tuition produced higher revenues and operating income for the current year as compared to the prior year periods even as faculty, staff and facilities were being added to accommodate future enrollment growth.  Operating income at Chamberlain College of Nursing increased because of higher revenues from growing enrollments but was partially offset by costs associated with opening its new campus in Columbus, Ohio.

INTEREST

Fiscal year 2007 interest income of $7.4 million was a significant increase over last year.  The increase was attributable to higher levels of short-term investments with higher short-term interest rates as compared to the prior year.

Interest expense decreased $5.4 million to $4.8 million in fiscal year 2007 as compared to the prior year.  The decrease in interest expense was attributable to lower average borrowings.  The decrease was partially offset by the write-off of unamortized deferred financing costs related to the pre-payment of the Senior Notes and the change in the members of the bank group related to the Third Amendment to DeVry’s revolving credit agreement.  During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million.  In connection with the debt prepayments, DeVry charged to expense approximately $0.8 million of unamortized deferred financing costs in fiscal year 2007.  During January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates; extend the remaining term from two to five years; revise and loosen certain financial covenants; and provide increased flexibility for acquisitions, dividends and/or share repurchase programs.  DeVry deferred approximately $0.2 million in financing costs incurred in relation to this refinancing and charged to expense approximately $0.1 million of previously deferred financing costs.

INCOME TAXES

The effective tax rate was 27.4% for fiscal year 2007, compared to 25.1% for the prior year.  The higher effective income tax rate in fiscal year 2007 was primarily due to gains on the sale of the West Hills facility and excess land adjacent to the Tinley Park campus, which carried a tax rate of 39.1% and changes to prior and current year income tax estimates for Ross University’s domestic operations.  These increases in the effective tax rate were partially offset by an increase in the relative proportion of earnings from Ross University’s international operations to U.S. sourced income.

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

FISCAL YEAR ENDED JUNE 30, 2006 VS. FISCAL YEAR ENDED JUNE 30, 2005

REVENUES

Total consolidated revenue for fiscal 2006 of $839.5 million increased $58.9 million, or 7.5%, as compared to fiscal year 2005. Revenues are reported net of tuition refunds applicable to students who withdraw from the academic term for which they are enrolled during the period specified by the refund policy. Revenues increased within all three of DeVry’s business segments as a result of new student enrollment growth and tuition and price increases as compared to the year ago period. In addition, revenues increased due in part to higher sales of Becker CPA review materials, the expanding sale of eBooks and higher interest revenues on undergraduate accounts receivable under DeVry’s student financing program.

DeVry University

In the DeVry University segment, revenues of $675.5 million increased by $30.2 million, or 4.7%, as compared to fiscal 2005. Tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Declined by 4.8% from summer 2004 to summer 2005;

•	Declined by 2.3% from fall 2004 to fall 2005; and

•	Increased by 1.2% from spring 2005 to spring 2006.

New undergraduate enrollment by term:

•	Increased by 7.3% from summer 2004 to summer 2005;

•	Increased by 6.4% from fall 2004 to fall 2005; and

•	Increased by 16.4% from spring 2005 to spring 2006.

Graduate coursetaker enrollment:

•	Increased by 8.2% during the six sessions of fiscal 2006; and

•	Increased by 10.3% from the July 2005 session to the July 2006 session.

Tuition rates:

•	Undergraduate program tuition increased by approximately 5% in July 2005; and

•	Graduate school program tuition increased by approximately 5% for the September 2005 session following a similar increase in January 2005.

DeVry believes that the increasing undergraduate new student enrollments in fiscal 2006 were the result of better integration of marketing and recruiting functions, an improved overall marketing communication plan and better management of lead flow. Also, management believes that demand for technology graduates continues to improve, positively influencing career decisions of new students towards this field of study. Further diversification of programs has offered another avenue for enrollment growth. DeVry University announced a new online specialty within its bachelor of science in technical management degree program, called Health Information Management (“HIM”). This new specialty provides an opportunity for those who hold an associate degree in health information, such as graduates of DeVry’s HIM program, to move seamlessly to a bachelor’s degree and advance within this field.

DeVry believes that efforts at Keller to create new brand awareness through improved messaging have produced positive results and will continue to focus on further improvements in the future.

Also contributing to higher total revenues in the DeVry University segment was an increase in Other Education Revenue partly from sales of electronic textbook materials (“eBooks”).

In the first quarter of fiscal 2005, DeVry completed an agreement with Follett Higher Education Group (“Follett”) to manage the nine remaining U.S. DeVry University campus bookstores not already managed by Follett. As a result, reported bookstore sales revenue was lower than it had been in previous periods. However, DeVry University sales of eBooks in selected graduate and undergraduate online and onsite courses beginning in the latter part of fiscal 2005 has more than offset the reduction in revenues from the bookstores previously managed by DeVry University. DeVry reports the sale of eBooks at their full selling price which is a higher unit price sale than the commission income it reports on book and supply sales by Follett.

Further contributing to the increase in Other Educational Revenue were higher interest charges on undergraduate student accounts receivable which were generally higher in fiscal 2006 than they were in the prior year. These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD® revolving charge plan for financing students’ education. These charges generated approximately $2.4 million more in student financing charges in fiscal 2006 than in the prior year.

Partially offsetting the increases in revenue from improved enrollments and higher tuition rates is a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.

Professional and Training

In the Professional and Training segment, revenues of $53.6 million increased $9.3 million, or 20.9% from fiscal 2005. The primary reason for the increase was increased enrollment in the Becker Professional Review’s CPA review courses and from increased sales of CPA review courses on CD-ROM. Management believes that these increases are being driven by the continued demand for CPAs by accounting and consulting firms. Further contributing to growth in this segment was increased enrollment in the Stalla CFA review course in preparation for the administration of the Level 1 exam which was administered in December and June. This is only the second year in which Level 1 of the exam has been offered in December.

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

Medical and Healthcare

In the Medical and Healthcare segment, revenues of $110.4 million increased by approximately $19.4 million, or 21.3%, in fiscal 2006 as compared to last year. Included in this segment are $5.3 million in revenues for fiscal 2006 at Chamberlain as compared to $1.1 million for fiscal 2005. DeVry acquired Chamberlain in March 2005.

Ross University revenues increased by approximately $15.2 million, or 16.9%, as compared to the prior year. The revenue gain is attributable to a 13.2% increase in total student enrollments with the May 2006 semester and a tuition price increase of approximately 5% effective with the September 2005 semester, and a price increase of slightly less than 8% in January 2005. New and total student enrollments at Ross University increased in both the January and May 2006 semesters, reversing a decline in enrollment in the September 2005 semester. To prepare for future enrollment growth, medical school student capacity is being expanded with the leasing of additional space adjacent to the campus to be used as another auditorium for approximately 400 students.

Other Educational Revenues

During fiscal 2006, Other Educational Revenues increased by $14.2 million, or 32.6%, to $57.7 million as compared to the prior year. This line item consists of the sale of books and supplies in connection with DeVry’s educational programs, including the commission income earned from Follett; the sale of Becker CPA Review course materials on CD-ROM; and the sale of other CPA and CFA review study materials. Other components of Other Educational Revenues are application and other non-refundable student fees; and interest or payment deferral charges on students’ outstanding accounts receivable balances as discussed above.

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

Also, lower capital spending during each of the past several years has resulted in $37.6 million of depreciation expense for fiscal 2006 compared to $42.4 million last year. Most depreciation expense is included in the Cost of Educational Services. Included in fiscal 2005 Cost of Educational Services was a $1.5 million impairment loss related to a DeVry owned building in the Denver, Colorado, area which was sold in the current year.

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

OPERATING INCOME

DeVry University

The DeVry University segment generated operating income of $18.4 million in fiscal 2006 as compared to a $0.8 million operating loss in fiscal 2005. As discussed above, the improvement in operating income was the result of improving enrollments, higher tuition rates and controlled spending. DeVry realized additional savings from the consolidation of its online operations into a building in Naperville, Illinois, a nearby suburb to DeVry’s headquarters location. The acquisition of this building in fiscal 2005 permitted DeVry to relinquish some of its higher cost office space at the headquarters site. In addition, DeVry University’s Canadian operation, which included the teach out cost for the former undergraduate Toronto-area campuses in fiscal 2005, is no longer incurring further charges for the teach out activity. In fiscal 2005, DeVry University incurred operating losses of approximately $3.3 million at its Canadian operation. In the current year, the Canadian operations had a reduced operating loss of approximately $0.2 million.

Professional and Training

In the Professional and Training segment, operating income of $18.1 million was another record high, increasing $4.2 million from fiscal 2005. The increase in operating income was primarily due to increased revenue growth in fiscal 2006 as discussed above.

Medical and Healthcare

Operating income of $38.1 million for the Medical and Healthcare segment increased by approximately $5.9 million from fiscal 2005. At Ross University, which is the dominant portion of this segment, an increase in student enrollments in January and May 2006 and tuition increases combined to produce the higher revenues and operating income for fiscal 2006 compared to last year even as faculty, staff and facilities are being added to accommodate future enrollment growth.

INTEREST

Interest income on DeVry’s short-term investments of cash balances increased by $3.1 million.  The increase was the result of generally higher levels of short-term investments and higher short-term interest rates for these investments as compared to the prior year.

Interest expense on DeVry’s borrowings was $10.2 million, an increase of $1.1 million from fiscal 2005. The increase in interest expense was the result of increases in short-term interest rates partially offset by lower average borrowings during fiscal 2005. At June 30, 2006, the interest rate on DeVry’s Senior Notes was 6.38%, compared to 4.44% one year earlier.

INCOME TAXES

Taxes on income were 25.1% of pretax income for fiscal 2006, compared to 25.5% for fiscal 2005. The lower rate was primarily affected by the impact from stock-based compensation expense deductibility partially offset by the relative proportions of U.S. sourced income to income generated by Ross University as compared to the prior year. Earnings of Ross University’s offshore operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. We intend to indefinitely reinvest Ross University earnings and cash flow to eliminate the outstanding debt as of June 30, 2006, improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2007, describes in more detail the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

DeVry University tuition and technology fees, Ross University tuition for the basic science semesters, and Chamberlain College of Nursing tuition all are billed at the start of each academic term. The revenue is recognized ratably on a straight-line basis over that academic term. Revenue from Ross University clinical terms is recognized based upon the student’s weekly schedule of actual attendance. Refunds of tuition and other charges are reported as a reduction of revenues. Textbook and other educational supply sales, and commissions received from bookstore sales (which are operated by an outside party), are recognized when the sale occurs.

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

Stock-Based Compensation

Effective with the start of fiscal 2006, stock-based compensation is recorded as compensation expense in accordance with SFAS 123(R). Financial results for fiscal year 2005 reflect the modified retrospective adoption. Accordingly, expenses relating to stock-based awards have been included in the various expense categories, as appropriate.

If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the prior period.

Impairment of Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management annually compares the fair value of DeVry’s reporting units to their carrying value to identify potential impairment of goodwill. Similarly, management compares the fair value to the carrying value of intangible assets arising from business combinations. This assessment is performed annually, or more frequently if circumstances require. The valuation is based upon several factors, including estimates of future revenues and earnings and a discounted cash flow analysis for several future years, and includes other assumptions, such as future income tax and interest discount rates. Such estimates require significant judgment, and over future periods, actual results may differ from these estimates. Although management believes its estimates are appropriate, if earnings and/or cash flow are less than our projections indicate, or other assumptions underlying the analysis change significantly, DeVry could incur impairment charges in future periods.

At June 30, 2007, intangible assets from business combinations totaled $56.9 million, and goodwill totaled $291.1 million. Together these assets equal approximately 41% of total assets, and any impairment could significantly affect future results of operations.

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

DeVry’s financial statements reflect the following significant estimates and assumptions:

•	the method of revenue recognition across the academic periods;

•	the useful lives of equipment and facilities whose value is a significant portion of DeVry’s total assets;

•	the value and useful lives of acquired finite-lived intangible assets;

•	the value of indefinite-lived intangible assets;

•	the pattern of the amortization of finite-lived intangible assets over their economic life;

•	losses to be realized in the future on the collection of presently owed student receivable balances;

•	the value of deferred tax assets

•	costs associated with any settlement of claims and lawsuits in which DeVry is a defendant;

•	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and

•	the value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal 2007 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student filed a claim in June 2005 in the Superior Court of New Jersey for Middlesex County.  In this suit, she claimed that the dismissal was based upon her disability and she was seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court.  In May 2007, this matter was settled.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of a dormitory facility on the DeVry University, Fremont, California campus.  DeVry's complaint seeks monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by subcontractors, and indemnification against subcontractor claims.  Sierra Bay filed a counterclaim in December 2005, asserting that DeVry owes approximately $3 million for work allegedly performed on the project.  DeVry filed additional complaints against the architect, the project manager and an engineering firm, and the Court subsequently consolidated all claims relating to the project, including those of the subcontractors, into the principal case filed by DeVry against Sierra Bay.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively the “defendants”) in Los Angeles Superior Court, asserting various claims predicated upon defendants’ alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units earned at DeVry University.  Defendants denied the allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the California Unfair Competition Law, California Business & Professions Code, section 17200 (“UCL”), comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  Defendants have now filed a Motion for Summary Judgment seeking dismissal of all claims due to the unconstitutionality of the California Education Code (a statute that has since sunset, is currently "inoperative," and will be repealed as of January 2008) because it discriminates against out of state regionally accredited universities and it compels speech in violation of the First Amendment.  Defendants also seek judgment for the separate and independent reason that Plaintiffs have failed to meet their burden of proving a viable theory of restitution or entitlement to injunctive relief under their UCL claim.

As of June 30, 2007, there is an accrual of less than $1.0 million for the resolution of all legal claims.

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

Collections of student receivables generally peak during the first half of each academic period, reaching seventy to eighty percent of collections for that entire period. These early collections have historically exceeded operating expenses for the semester so they have provided sufficient cash flow for operations at the end of the semester when collections are lower.

Historically, accounts receivable reach their lowest level at the end of each semester, dropping to their lowest point during the year at the end of June. This is when the DeVry University undergraduate spring semester, the Keller Graduate School May term, and the student financial aid year all come to an end and substantially all financial aid for the previous 12 months has been disbursed. Ross University experiences a similar operating pattern, but its semesters begin in May, September and January, thus smoothing the cyclical pattern of cash flows from DeVry University. With the on-demand CPA exam format, the Becker Professional Review has a somewhat smoother enrollment and cash flow pattern throughout the year.

At June 30, 2007, total accounts receivable, net of related reserves, were $43.1 million, compared to $46.6 million last year. The decrease in net accounts receivable was the result of continued improvements in the timeliness of collections of DeVry University receivables, partially offset by the impact on receivables from revenue growth across all three of DeVry’s business segments as compared to the year-ago period.

To reduce the level of interim student financing under the DeVry University undergraduate EDUCARD® program, many students participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose federal and state funded financial aid is not sufficient to cover all their costs of education. DeVry has entered into a limited default risk sharing arrangement for some of these loans. At June 30, 2007, DeVry had reserved for and recognized as expense the amount of DeVry’s share of the default risk.

Financial Aid

DeVry is highly dependent upon the timely receipt of financial aid funds. Management estimates that approximately 75% of its DeVry University undergraduate students’ tuition, book and fee revenues have been financed by government-provided financial aid to students. Keller Graduate School collections from student participation in federal loan programs have increased during the past several years and are now approximately 70% of revenues. Ross University collections from student participation in federal loan programs are approximately 63% of revenues at both the medical and veterinary schools.  Chamberlain collections from student participation in federal financial aid programs are approximately 35% of revenues.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  The HEA was most recently reauthorized in the fall of 1998 to redefine and extend the numerous financial aid programs then in existence.  Typically, the HEA is amended every five years, but this process has been delayed.  During September 2006, the United States Congress again extended the HEA, through June 2007, and in July 2007, the HEA was extended again through October 2007.  As reauthorization moves forward, there may be proposals for change that could adversely affect the amount of financial aid available to students. There is no assurance that such federal funding will be continued at its present level or in its present form.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At June 30, 2007, cash in the amount of $14.5 million was held in restricted bank accounts, compared to $20.6 million at June 30, 2006.

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

DeVry’s composite score has exceeded the required minimum 1.5 since June 2004, so all restrictions on our operations have been lifted. Management has calculated DeVry’s composite score at June 30, 2007, and determined that it exceeds 1.5. Management believes DeVry can continue to demonstrate the required level of financial stability.

Cash from Operations

Cash generated from operations in fiscal 2007 was $125.2 million, compared to $90.8 million in fiscal 2006.  Cash flow from operations increased because of higher net income (excluding the gain on sale of assets).   Also, driving greater cash flow was a $7.4 million greater source of cash compared to the prior year for changes in accounts receivable; $12.9 million for changes in restricted funds; and $17.0 million for changes in levels of accrued expenses.  Net accounts receivable decreased due in part to continued improvements in the timeliness of collections of DeVry University enrolled student undergraduate receivables.  Variations in the levels of accrued expenses from period to period are caused, in part, by the timing of the year-end relative to DeVry’s payroll and bill payment cycles. These increases in cash flow were partially offset by a decrease in accounts payable ($14.6 million) and lower non-cash charges (including depreciation and amortization).

Capital Expenditures

Capital spending on improvements, including instructional technology and expansion, is an integral component of DeVry’s operating strategy. Capital expenditures in fiscal 2007 were $38.6 million compared to $25.3 million in fiscal 2006.  The increase in capital expenditures is being driven by facility expansion at both the Ross University medical and veterinary schools; renovations at DeVry University campuses, including investments for the co-location of the Chamberlain College of Nursing at selected locations; and costs of opening additional DeVry University centers. Over the past four years, DeVry has invested nearly $150 million for expansion, facility improvement, and the replacement and improvement of teaching and administrative equipment along with school laboratories for its educational program offerings.

During September 2006, DeVry sold its West Hills facility for $36 million. In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois for $1.9 million. Proceeds from these sales were used to pay income taxes attributed to the gain on the sales, reduce debt and for general corporate purposes.

For fiscal 2008, management expects capital expenditures to increase to support future growth. Although there are no new large DeVry University campus sites planned or under construction, there are further facility expansion plans at the Ross University medical and veterinary schools and Chamberlain College of Nursing, and spending to support its real estate optimization strategy.  In addition, spending on information systems is likely to increase in fiscal year 2008. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

Cash from Financing Activities

In July and October 2006, DeVry prepaid the remaining $115.0 million of Senior Notes without penalty.  In connection with the prepayments, DeVry charged to expense approximately $0.8 million of unamortized deferred financing costs.  This prepayment was funded through a combination of available cash and $40.0 million of increased borrowings under DeVry’s revolving credit agreement, which bears a lower interest rate than the Senior Notes.  During the third quarter of fiscal year 2007, DeVry repaid all outstanding borrowings under the revolving credit agreement and remained debt free as of June 30, 2007.

On November 15, 2006, the Board of Directors adopted a share repurchase program to buyback up to $35 million of DeVry common stock within the next two years.  As of June 30, 2007, DeVry has repurchased, on the open market, 355,473 shares of its common stock at a total cost of approximately $10.5 million. These buybacks were funded through available cash balances.  The timing and amount of any future repurchases will be determined by company management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

The Board of Directors declared DeVry’s first-ever dividend on November 15, 2006, of $0.05 per share to common stockholders of record as of December 20, 2006.  The dividend which totaled $3,545,000 was paid on January 12, 2007.  On May 6, 2007, DeVry’s Board of Directors declared a second dividend of $0.05 per share. This dividend was paid on July 12, 2007, to common stockholders of record as of June 18, 2007.  The total dividend declared on May 8, 2007 of $3,557,000 was recorded as a reduction to retained earnings as of June 30, 2007.  DeVry’s Board of Directors stated its intent to declare future dividends on a semi-annual basis.  There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the Board of Directors deems relevant.

Revolving Credit Agreement

In January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates; extend the remaining term from two to five years; revise and loosen certain financial covenants; and provide increased flexibility for acquisitions, dividends and/or share repurchase programs. All borrowings and letters of credit issued under the revolving credit agreement are through DeVry and Global Education International (“GEI”), an international subsidiary.

The following table summarizes the terms of the revolving credit agreement, as amended in January 2007, and its status as of June 30, 2007:

Revolving Credit Agreement, as amended in January 2007

	DeVry Inc.	GEI
Borrowing limit	$125 million, with option to increase to $225 million	$50 million

Interest rate	At DeVry’s discretion, either the prime rate or a Eurodollar rate plus 0.50% — 1.25%, depending upon the achievement of certain financial ratios.	At DeVry’s discretion, either the prime rate or a Eurodollar rate plus 0.50% — 1.25%, depending upon the achievement of certain financial ratios.

Maturity	January 11, 2012	January 11, 2012

Outstanding borrowings at June 30, 2007	$0	$0

Interest rate at June 30, 2007	N/A	N/A

Outstanding letters of credit at June 30, 2007	$1,490,701	$0

No amount has ever been drawn under the letter of credit issued on behalf of DeVry.

DeVry and GEI are not required to repay any borrowings under the revolving credit agreement until its maturity dates, but we can make prepayments without penalty at any time.

Other Contractual Arrangements

DeVry’s only long-term contractual obligations consist of its revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services. At June 30, 2007, there were no outstanding borrowings nor any required payments under DeVry’s revolving credit agreement prior to its maturity.

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

As of the end of the fiscal year, DeVry had posted more than $14.7 million of surety bonds to various governmental jurisdictions on behalf of DeVry University, Chamberlain College of Nursing and Becker Professional Review in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.

A summary of DeVry’s contractual obligations at June 30, 2007, is presented below:

		Due In
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Operating Leases	$284,500	$44,000	$110,600	$53,000	$76,900
Employment Agreements	$7,277	992	$3,017	$661	$2,607
Other Long-term Obligations	—	—	—	—	—
Total Cash Obligations	$291,777	$44,992	$113,617	$53,661	$79,507

DeVry’s consolidated cash balances of $129.2 million at June 30, 2007, include approximately $72.4 million of cash attributable to the Ross University offshore operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand operations of Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for domestic general corporate purposes.

Management believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility, will be sufficient to fund both DeVry’s current operations and growth plans, future dividend payments and share repurchases for the foreseeable future unless future significant investment opportunities, similar to the acquisition of Ross University, should arise.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 154 — Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. For DeVry, SFAS 154 was effective at the beginning of fiscal year 2007.  The adoption of SFAS 154 did not have any impact on DeVry’s consolidated financial statements.

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

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon our borrowings of $50.0 million at December 31, 2006, a 1.0% increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2007, DeVry had no outstanding borrowings.  However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry and its subsidiaries are included below on pages 60 through 86 of this report:

1Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A — CONTROLS AND PROCEDURES

Principal Executive, CEO, and Principal Financial Officer, CFO, Certificates

The required compliance certificates signed by DeVry’s CEO and CFO are included as Exhibits 31 and 32 of this Annual Report on Form 10-K.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

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

As of June 30, 2007, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2007, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry’s internal control over financial reporting as of June 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of fiscal year 2007 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006

	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$129,155	$130,583
Restricted Cash	14,483	20,632
Accounts Receivable, Net	43,084	46,567
Inventories	141	133
Deferred Income Taxes, Net	13,915	13,700
Prepaid Expenses and Other	18,207	16,458
Total Current Assets	218,985	228,073
Land, Buildings and Equipment:
Land	60,570	67,756
Buildings	218,836	222,059
Equipment	260,847	245,360
Construction In Progress	15,816	9,057
	556,069	544,232
Accumulated Depreciation and Amortization	(296,742)	(271,306)
Land, Buildings and Equipment, Net	259,327	272,926
Other Assets:
Intangible Assets, Net	56,920	63,762
Goodwill	291,113	291,113
Perkins Program Fund, Net	13,450	13,450
Other Assets	4,318	3,158
Total Other Assets	365,801	371,483
TOTAL ASSETS	$844,113	$872,482

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$60,000
Accounts Payable	34,295	39,677
Accrued Salaries, Wages and Benefits	47,093	35,600
Accrued Expenses	32,737	27,639
Advance Tuition Payments	14,402	16,584
Deferred Tuition Revenue	37,348	31,769
Total Current Liabilities	165,875	211,269
Other Liabilities:
Senior Notes	—	65,000
Deferred Income Taxes, Net	18,343	12,564
Accrued Postemployment Agreements	4,901	5,594
Deferred Rent and Other	13,028	13,448
Total Other Liabilities	36,272	96,606
TOTAL LIABILITIES	202,147	307,875
COMMITMENTS AND CONTINGENCIES(Note 14)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,131,000 and 70,757,000 Shares Outstanding at June 30, 2007 and 2006, Respectively	716	708
Additional Paid-in Capital	143,580	124,550
Retained Earnings	510,979	441,893
Accumulated Other Comprehensive Loss	(918)	(424)
Treasury Stock, at Cost (436,786 and 97,770 Shares, Respectively)	(12,391)	(2,120)
TOTAL SHAREHOLDERS’ EQUITY	641,966	564,607
TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY	$844,113	$872,482

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2007	2006	2005

	(Dollars in thousands except for
	per share amounts)
REVENUES:
Tuition	$862,660	$781,813	$737,132
Other Educational	70,813	57,700	43,530
Total Revenues	933,473	839,513	780,662
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	486,721	453,066	434,408
Separation Plan Severance	6,252	—	8,751
Gain on Sales of Assets	(20,812)	(451)	—
Student Services and Administrative Expense	359,025	323,010	307,362
Total Operating Costs and Expenses	831,186	775,625	750,521
Operating Income	102,287	63,888	30,141
INTEREST:
Interest Income	7,437	3,785	642
Interest Expense	(4,784)	(10,190)	(9,047)
Net Interest Income (Expense)	2,653	(6,405)	(8,405)
Income Before Income Taxes andCumulative Effect of Change inAccounting	104,940	57,483	21,736
Income Tax Provision	28,752	14,430	5,535
Income Before Cumulative Effect ofChange in Accounting	76,188	43,053	16,201
Cumulative Effect of Change inAccounting, Net of Tax	—	—	1,810
NET INCOME	$76,188	$43,053	$18,011

EARNINGS PER COMMON SHARE:
Basic:
Income Before Cumulative Effect of Change in Accounting	$1.07	$0.61	$0.24
Cumulative Effect of Change in Accounting	—	—	0.02
Net Income	$1.07	$0.61	$0.26
Diluted:
Income Before Cumulative Effect of Change in Accounting	$1.07	$0.61	$0.24
Cumulative Effect of Change in Accounting	—	—	0.02
Net Income	$1.07	$0.61	$0.26

Cash Dividend Declared per Common Share	$0.10	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2007	2006	2005

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$76,188	$43,053	$18,011
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	5,428	4,339	13,011
Depreciation	35,979	37,616	42,353
Amortization	8,028	10,492	15,213
Provision for Refunds and Uncollectible Accounts	51,240	47,271	43,521
Deferred Income Taxes	4,592	(475)	(8,834)
(Gain) Loss on Disposals of Land, Buildings and Equipment	(20,452)	(260)	803
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	6,153	(6,755)	(412)
Accounts Receivable	(47,739)	(55,123)	(54,267)
Inventories	(2)	45	3,131
Prepaid Expenses And Other	(5,223)	(5,467)	2,153
Perkins Program Fund Contribution and Other	—	12	(764)
Accounts Payable	(5,384)	9,172	2,852
Accrued Salaries, Wages, Benefits and Expenses	13,002	(4,055)	12,465
Advance Tuition Payments	(2,213)	1,888	(2,299)
Deferred Tuition Revenue	5,579	9,069	40
NET CASH PROVIDED BY OPERATINGACTIVITIES	125,176	90,822	86,977
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(38,558)	(25,265)	(42,909)
Net Proceeds from Sales of Land and Building	36,642	1,798	—
Payments for Purchases of Businesses, Net of Cash Acquired	—	(2,530)	(4,861)
NET CASH USED IN INVESTINGACTIVITIES	(1,916)	(25,997)	(47,770)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	12,946	3,598	1,091
Proceeds from Stock Issued Under Employee Stock Purchase Plan	927	336	—
Repurchase of Common Stock for Treasury	(10,534)	—	—
Cash Dividends Paid	(3,545)	—	—
Excess Tax Benefit from Stock-Based Compensation	972	532	581
Borrowings from Revolving Credit Facility	40,000	—	45,000
Repayments Under Revolving Credit Facility	(50,000)	(90,000)	(70,000)
Repayments Under Senior Notes	(115,000)	(10,000)	—
NET CASH USED IN FINANCINGACTIVITIES	(124,234)	(95,534)	(23,328)
Effects of Exchange Rate Differences	(454)	(531)	(283)
NET (DECREASE) INCREASE IN CASH AND CASHEQUIVALENTS	(1,428)	(31,240)	15,596
Cash and Cash Equivalents at Beginningof Year	130,583	161,823	146,227
Cash and Cash Equivalents at End ofYear	$129,155	$130,583	$161,823
SUPPLEMENTAL DISCLOSURE OF CASH FLOWINFORMATION:
Cash Paid During the Year for:
Interest	$4,752	$9,214	$7,063
Income Taxes, Net	18,100	24,103	7,450
Non-cash Financing Activity:
Declaration of Cash Dividends to be Paid	3,557	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
for the period June 30, 2004 to June 30, 2007

	Common Stock			Accumulated
	Amount $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands)
Balance at June 30, 2004	$704	$100,787	$380,829	$720	$(1,802)	$481,238
Comprehensive income:
Net income in 2005			18,011			18,011
Change in fair value of interest rate hedge				(30)		(30)
Foreign currency translation				(424)		(424)
Comprehensive income						17,557
Stock-based Compensation		13,011				13,011
Proceeds from exercise of stock options	2	1,563			(474)	1,091
Tax benefit from exercise of stock options		486				486
Balance at June 30, 2005	706	115,847	398,840	266	(2,276)	513,383
Comprehensive income:
Net income in 2006			43,053			43,053
Change in fair value of interest rate hedge				12		12
Foreign currency translation				(702)		(702)
Comprehensive income						42,363
Stock-based Compensation		4,339				4,339
Proceeds from exercise of stock options	2	3,745			(149)	3,598
Proceeds from stock issued under Employee Stock Purchase Plan		31			305	336
Tax benefit from exercise of stock options		588				588
Balance at June 30, 2006	708	124,550	441,893	(424)	(2,120)	564,607
Comprehensive income:
Net income in 2007			76,188			76,188
Foreign currency translation				(494)		(494)
Comprehensive income						75,694
Stock-based Compensation		5,428				5,428
Cash Dividends of $0.10 per common share			(7,102)			(7,102)
Proceeds from exercise of stock options	8	13,504			(566)	12,946
Proceeds from stock issued under Employee Stock Purchase Plan		98			829	927
Repurchase of Common Shares for Treasury					(10,534)	(10,534)
Balance at June 30, 2007	$716	$143,580	$510,979	$(918)	$(12,391)	$641,966

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

DeVry University is one of the largest regionally accredited higher education systems in North America, offering both undergraduate and graduate programs. DeVry University’s undergraduate operations award associate and bachelor’s degrees in technology, healthcare technology and business. Keller Graduate School of Management of DeVry University awards master’s degrees in business administration, accounting and financial management, information systems management, human resource management, project management, public administration and telecommunications management. At June 30, 2007, DeVry University programs were offered at 23 large campus locations and 63 smaller teaching centers, all in the United States, except for one campus location in Canada and through DeVry University Online. Several additional DeVry University locations are planned to open in fiscal 2008.

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

Ross University School of Nursing & Health Sciences operates the Chamberlain College of Nursing (“Chamberlain”), (formerly Deaconess College of Nursing). Through its locations in St. Louis, Missouri, and Columbus, Ohio, Chamberlain offers associate and bachelor’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree or nursing diploma program. Non-clinical coursework is offered both on campus and online.

Becker Professional Review (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”) and Chartered Financial Analyst (“CFA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in more than 250 locations, including sites in 30 foreign countries and some DeVry University teaching sites.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DeVry and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years.

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and bankers acceptances with original maturities of three months or less or that are highly liquid and readily convertible to a known amount of cash. Short-term investment objectives are to minimize risk and maintain liquidity.  These investments are stated at cost, which approximates market, because of their short duration or liquid nature. DeVry places its cash and temporary cash investments with high credit quality institutions. Cash and cash equivalent balances are generally in excess of the FDIC insurance limit. DeVry has not experienced any losses on its cash and cash equivalents.

Management periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposit accounts.

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

In fiscal year 2007, as part of continuing operations in Pennsylvania, DeVry was required to maintain a “minimum protective endowment” of at least $500,000.  These funds are required as long as DeVry operates campuses in the state.  DeVry accounts for these funds as restricted cash.

Revenue Recognition

DeVry University tuition and technology fee revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. Ross University is responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University students are charged to expense on the same basis. Chamberlain tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight-line fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. Reserves for uncollectible accounts are analyzed periodically in light of current collection and loss experience. Related reserves with respect to uncollectible accounts and refunds totaled $35,889,000 and $36,582,000 at June 30, 2007 and June 30, 2006, respectively.

Textbook sales and other educational product sales, including training services and the Becker CD-ROM product, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook and other educational product revenues are recognized when the sale occurs, generally at the start of each academic term. Revenues from training services, which are generally short-term in duration, is recognized when the training service is provided. Also included in Other Educational Revenues are receivable interest billings from various student-deferred tuition payment plans. Interest charges are generally billed monthly and are recognized when billed. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized into income when confirmation of course delivery is received.

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

Land, Buildings and Equipment

Land, buildings and equipment are recorded at acquisition cost. Cost also includes additions and those improvements that enhance performance, increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting profit or loss included in income in the period incurred. Assets under construction are reflected in Construction in Progress until they are placed into service for their intended use. Interest is capitalized as a component of cost on major projects during the construction period.

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

Business Combinations, Intangible Assets and Goodwill

Intangible assets relate mainly to acquired business operations (see “Note 6-Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed at the end of fiscal 2007. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 7-Intangible Assets” for results of DeVry’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives, generally five to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

DeVry expenses all curriculum development, new school opening and student recruiting costs as incurred.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal 2007. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2,562,000 at June 30, 2007 and 2006. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University in proportion to their relative cumulative contributions to the fund.

Internal Software Development Costs

DeVry capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets There were no costs capitalized during fiscal 2007, 2006 and 2005. The gross capitalized software development costs for completed projects, which are also included as Equipment in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $20,605,000 at June 30, 2007 and 2006.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry’s current maturities and long-term debt (see “Note 11-Long-Term Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry’s long-term debt, if any, approximates fair value.

Foreign Currency Translation

The financial position and results of operations of Ross University’s Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. The financial position and results of operations of DeVry’s Canadian operations are measured using the local currency as the functional currency. Assets and liabilities of the Canadian operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss). Transaction gains or losses during the years ended June 30, 2007, 2006 and 2005 were not material.

Income Taxes

Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law. The Ross University operating subsidiaries in Dominica and St. Kitts/Nevis have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Also, DeVry intends to indefinitely reinvest existing cash balances, subsequent earnings and cash flow in Ross University or other business opportunities outside the United States. Accordingly, no provision for current income taxes is being recorded for income attributable to these taxing jurisdictions.

Guarantees

Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, management believes the estimated fair value of these indemnification agreements is minimal. DeVry has no liabilities recorded for these agreements of June 30, 2007 and 2006.

Derivative Instruments and Hedging Activities

DeVry has used derivative financial instruments to manage its exposure to movements in interest rates. DeVry has not used any such financial instruments since the first quarter of fiscal 2006.  The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to DeVry. DeVry does not use financial instruments for trading purposes, nor does it use leveraged financial instruments. Credit risk related to derivative financial instruments is considered minimal and is managed by requiring periodic settlements and high credit standards for its counterparties

All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship. Any ineffectiveness in a hedging relationship is recognized immediately into earnings.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2007, 2006 and 2005 computations of diluted earnings per share were options to purchase 915,000, 1,750,000 and 2,915,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares.
	Years Ended June 30,
	2007	2006	2005
	(in thousands)
Basic shares	70,909	70,595	70,383
Effect of Dilutive Stock Options	491	285	208
Diluted Shares	71,400	70,880	70,591

Treasury Stock

During the third quarter of fiscal 2007, the Company initiated a stock repurchase program (see “Note 4 – Dividends and Stock Repurchase Program”). Shares that are repurchased by the Company are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.  A more detailed description of these estimates and assumptions is included in the Management Discussion and Analysis under the caption “APPLICATION OF CRITICAL ACCOUNTING POLICIES –Estimates and Assumptions”.

Comprehensive Income

The differences between changes in the fair values of the cash flow hedging instruments described above in “Derivative Instruments and Hedging Activities,” and the amount of these instruments being amortized to earnings are reported as a component of Comprehensive Income. The amount recorded in Other Comprehensive Income is a gain of $12,000 for the fiscal year ended June 30, 2006, and a loss of $30,000 for the fiscal year ended June 30, 2005. DeVry’s only other item that meets the definition for adjustment to arrive at Comprehensive Income is the change in cumulative translation adjustment. The amounts recorded in Other Comprehensive Income for the changes in translation rates were losses of $494,000, $702,000 and $424,000 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

The Accumulated Other Comprehensive Income (Loss) balance at June 30, 2007 and 2006, is composed entirely of cumulative translation losses of $918,000 and $424,000, respectively.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $112.6 million, $107.1 million, and $88.2 million for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

Reclassifications and Revisions

The previously reported amounts in the Consolidated Balance Sheets for Additional Paid-in Capital have been revised to disclose the balance in Treasury Stock in order to conform to the current presentation format.

All periods presented in the Consolidated Statements of Income have been revised to relocate investment interest income and interest expense from operating income and present the amounts as a separate component of income before income taxes and cumulative effect of change in accounting.  Investment interest income was previously presented as a separate component of revenues.  Interest expense was previously presented as a separate component of operating costs and expenses.

Recent Accounting Pronouncements

SFAS 154 — Accounting Changes and Error Corrections

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”). This statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle.  For DeVry, SFAS 154 was effective at the beginning of fiscal year 2007.  The adoption of SFAS 154 did not have any impact on DeVry’s consolidated financial statements.

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

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At June 30, 2007, 6,733,778 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the fiscal year ended June 30, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2006	3,428,211	$22.91
Options Granted	722,400	$22.73
Options Exercised	(713,253)	$19.02
Options Canceled	(121,148)	$25.79
Outstanding at June 30, 2007	3,316,210	$23.61	6.33	$34,623
Exercisable at June 30, 2007	2,032,301	$24.37	5.20	$19,671

The total intrinsic value of options exercised for the years ended June 30, 2007, 2006 and 2005 was $8,266,000, $2,626,000 and $4,033,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during fiscal years 2007, 2006 and 2005 were $10.58, $10.12 and $9.09, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2007	2006	2005
Expected Life (in Years)	6.67	5.42	5.42
Expected Volatility	41.51%	41.35%	41.35%
Risk-free Interest Rate	4.57%	3.82%	3.82%
Dividend Yield	0.46%	—	—
Pre-vesting Forfeiture Rate	4.00%	4.00%	4.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. The expected life of options granted in fiscal years 2005 and 2006 was based on a projected exercise pattern that accounts for the shorter vesting provisions of the majority of the options granted during that period.

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Cost of Educational Services	$1,737	$1,388	$4,163
Student Services and Administrative Expense	3,691	2,951	8,848
Income Tax Benefit	(1,090)	(731)	(2,478)
Net Stock-Based Compensation Expense	$4,338	$3,608	$10,533

As of June 30, 2007, $9.0 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.0 years. The total fair value of options vested during the years ended June 30, 2007, 2006 and 2005 was approximately $5,000,000, $5,100,000 and $11,600,000, respectively.

There were no capitalized stock-based compensation costs at June 30, 2007 and 2006.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

DeVry elected to adopt SFAS 123(R) under the modified retrospective application method. Management believes that the modified retrospective application of this standard achieves the highest level of clarity and comparability among the presented periods. Accordingly, the amounts presented in the financial statements for fiscal 2005 were restated to reflect the fair value method of expensing prescribed by SFAS 123(R).

The following table details the retroactive application impact of SFAS 123(R) on previously reported results, (dollars in thousands except per share amounts):

	For the Year Ended June 30, 2005
	Restated	As Previously Reported
CONSOLIDATED STATEMENTS OF INCOME:
Total Operating Costs and Expenses	$750,521	$737,510
Income before Income Taxes and Cumulative Effect of Change in Accounting	21,736	34,747
Income Tax Provision	5,535	8,013
Income before Cumulative Effect of Change In Accounting	16,201	26,734
Net Income	$18,011	$28,544
EARNINGS PER COMMON SHARE:
Basic:
Income before Cumulative Effect of Change in Accounting	$0.24	$0.38
Net Income	$0.26	$0.41
Diluted:
Income before Cumulative Effect of Change in Accounting	$0.24	$0.38
Net Income	$0.26	$0.40

	For the Year Ended June 30, 2005
	Restated	As Previously Reported
CASH FLOW RELATED TO FISCAL YEAR ENDED JUNE 30, 2005
Net Income	$18,011	$28,544
Stock-Based Compensation Charge	13,011	—
Deferred Income Taxes	(8,834)	(5,775)
Net Cash Provided by Operating Activities	86,977	87,558
Excess Tax Benefits from Stock-Based Payments	581	—
Net Cash Used in Financing Activities	(23,328)	(23,909)

	June 30, 2005
	Restated	As Previously Reported
CONSOLIDATED BALANCE SHEETS
Deferred Income Taxes	$15,949	$21,408
Total Non-current Liabilities	209,930	215,389
Total Liabilities	396,652	402,111
Additional Paid-in Capital	113,571	73,372
Retained Earnings	398,840	433,580
Total Shareholders’ Equity	513,383	507,924

NOTE 4: DIVIDENDS AND STOCK REPURCHASE PROGRAM

On November 15, 2006, DeVry’s Board of Directors declared a dividend of $0.05 per share. This dividend was paid on January 15, 2007, to common stockholders of record as of December 20, 2006.  The total dividend paid of $3,545,000 was recorded as a reduction to retained earnings.  On May 8, 2007, DeVry’s Board of Directors declared a second dividend of $0.05 per share. This dividend was paid on July 12, 2007, to common stockholders of record as of June 18, 2007.  The total dividend declared of $3,557,000 was recorded as a reduction to retained earnings as of June 30, 2007. The Board stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.10 per share. Future dividends will be at the discretion of the Board of Directors.

On November 15, 2006, DeVry also announced that the Board of Directors had established a stock repurchase plan. The stock repurchase plan allows DeVry to buy back up to $35 million of its common stock within the next two years. As of June 30, 2007, DeVry has repurchased, on the open market, 355,473 shares of its common stock at a total cost of approximately $10.5 million. These buybacks were funded through available cash balances.  The timing and amount of any future repurchases will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations

NOTE 5:  CHANGE IN ACCOUNTING — CHANGED FISCAL YEAR OF SUBSIDIARY

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

Net Income and basic and diluted earnings per share for the year ended June 30, 2005 are set forth below as if the consolidation of the Becker operations had been accounted for in the same manner for all periods presented.

Pro Forma Year Ended June 30, 2005
(In thousands, except per share amounts)
Net Income	$16,201
Earnings per Share:
Basic	$0.24
Diluted	$0.24

NOTE 6:  BUSINESS COMBINATIONS

Gearty CPE

In July 2005, DeVry acquired Gearty CPE for $2.0 million in cash. Gearty CPE, which operates in the New York/New Jersey metro area, is a provider of continuing professional education (CPE) programs and seminars in accounting and finance predominantly serving chief financial officers and controllers of Fortune 500 companies.

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

There is no pro forma presentation of prior year operating results related to this acquisition because of the insignificant effect on consolidated operations.

NOTE 7:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(44,341)
License and Non-compete Agreements	2,650	(2,623)
Class Materials	2,900	(1,300)
Trade Names	110	(103)
Other	620	(620)
Total	$54,050	$(48,987)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(37,752)
License and Non-compete Agreements	2,650	(2,599)
Class Materials	2,900	(1,100)
Trade Names	110	(75)
Other	620	(619)
Total	$54,050	$(42,145)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $6,842,000 and $9,937,000 for the years ended June 30, 2007 and 2006, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2008	$3,660
2009	203
2010	200
2011	200
2012	160

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2007 and 2006, there was no impairment loss associated with these indefinite-lived intangible assets, as fair value exceeds the carrying amount.

DeVry determined that as of the end of fiscal 2007 and 2006, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by management. The carrying amount of goodwill related to the DeVry University, Professional & Training and Medical & Healthcare reportable segments at June 30, 2007 and 2006, were unchanged at $22,195,000, $24,716,000, $244,202,000, respectively.

NOTE 8:  SALE OF FACILITIES

In March 2007, DeVry sold unused land located adjacent to its DeVry University campus in Tinley Park, Illinois for approximately $1.9 million. In connection with the sale, DeVry recorded a pre-tax gain of approximately $0.9 million during the third quarter of fiscal year 2007.  In September 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  These gains are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the DeVry University reportable segment.

In November 2005, a DeVry owned building in the Denver, Colorado area was sold for $1,798,000. As a result of this sale, DeVry realized a pre-tax gain of $451,000. This gain is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and related to the DeVry University reportable segment. This building was acquired in 1999 with the acquisition of Denver Technical College. This facility was no longer essential to its operations, having been largely replaced by a new and larger DeVry University campus serving the Denver market.

NOTE 9:  REDUCTION IN WORKFORCE CHARGES

Fiscal Year 2007 Charges

During the third quarter of fiscal 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees.  The decision to take this action resulted from a thorough analysis which revealed that a reduction in the number of employees at DeVry University campuses was warranted to address the subsidiary’s cost structure.  The VSP was offered at 22 DeVry University campuses with 285 employees being eligible to participate.  Seventy employees accepted this separation plan.   Separation of employment was effective no later than June 30, 2007.  DeVry recorded a pre-tax charge of approximately $3.7 million in the third and fourth quarters of fiscal 2007 in relation to these employees.  This charge consists of severance pay and extended medical and dental benefits coverage.

In April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that further reduced its workforce by approximately 150 positions at its DeVry University campus-based operations.  This resulted in an additional pre-tax charge in the fourth quarter of fiscal 2007 of approximately $2.6 million that will represent severance pay and benefits in relation to these employees.

The VSP and RIF charges are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the DeVry University reportable segment.

Cash payments for the VSP will begin in the first quarter of fiscal year 2008 and extend until the period of benefit coverage has expired.  Cash payments for the RIF were $1.1 million in the fourth quarter of fiscal 2007. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the 2007 VSP and RIF, approximately $5,100,000 remained to be paid as of June 30, 2007.

Fiscal Year 2005 Charges

During fiscal year 2005, DeVry offered voluntary separation plans and implemented an involuntary reduction in force which resulted in workforce reductions of approximately 230 employees. In relation to these voluntary and involuntary reductions in force, DeVry recorded pre-tax charges of approximately $8.4 million in fiscal year 2005. These charges consisted of severance pay and in some cases, extended medical and dental benefits coverage. These workforce reductions related to actions across several of DeVry’s businesses resulting from process improvements and its continuing efforts to realign costs with revenues. The majority of the workforce reductions occurred in the U.S. and included managerial, professional, clerical and instructor positions.

Cash payments for the fiscal year 2005 voluntary separation plans and the involuntary reductions in force were approximately $455,000 and $2.8 million for the years ended June 30, 2007 and 2006, respectively. Of the total amount accrued for these events, approximately $210,000 remained to be paid as of June 30, 2007. Payments will continue throughout fiscal year 2008.

NOTE 10:  INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands). All fiscal 2005 amounts reflect the adjustments necessary under the provisions of the modified retrospective application method of SFAS 123(R).

	For the Year Ended June 30,
	2007	2006	2005
U.S.	$66,734	$33,154	$6,742
Foreign	38,206	24,329	14,994
Total	$104,940	$57,483	$21,736

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
	2007	2006	2005
Current Tax Provision:
U.S. Federal	$23,718	$11,818	$14,021
State and Local	1,247	3,033	2,524
Foreign	(1,122)	(310)	(217)
Total Current	23,843	14,541	16,328
Deferred Tax Provision:
U.S. Federal	2,980	(87)	(9,758)
State and Local	1,929	(24)	(1,035)
Foreign	—	—	—
Total Deferred	4,909	(111)	(10,793)
Income Tax Provision	$28,752	$14,430	$5,535

The income tax provisions differ from those computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	For the Year Ended June 30,
	2007		2006		2005
Income Tax at Statutory Rates	$36,729	35.0%	$20,119	35.0%	$7,608	35.0%
Lower Rates on Foreign Operations	(13,372)	(12.7)%	(8,420)	(14.7)%	(5,248)	(24.1)%
State Income Taxes	3,136	3.0%	1,816	3.2%	822	3.8%
Stock Options	(189)	(0.2)%	628	1.1%	2,456	11.3%
Tax Credits and Other	2,448	2.3%	287	0.5%	(103)	(0.5)%
Income Tax Provision	$28,752	27.4%	$14,430	25.1%	$5,535	25.5%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.  These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2007	2006	2005
Loss Carryforwards, net	$10,869	$10,469	$10,909
Employee Benefits	7,195	7,841	8,346
Stock-Based Payments	5,315	5,650	5,459
Receivable Reserves and Other, net	12,267	13,000	14,530
Depreciation	2,416	1,626	(2,724)
Less: Valuation Allowance	(10,308)	(7,100)	(7,100)
Gross Deferred Tax Assets	27,754	31,486	29,420
Amortization of Intangible Assets	(32,182)	(30,350)	(28,227)
Gross Deferred Tax Liabilities	(32,182)	(30,350)	(28,227)
Net Deferred Taxes	$(4,428)	$1,136	$1,193

DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2027.

As of June 30, 2007, valuation allowances have been established for approximately $10.3 million as compared to $7.1 million as of June 30, 2006 and 2005.  The increase in valuation allowances in fiscal year 2007 was primarily related to the reclassification of a previously identified reserve for state income taxes of $2.9 million. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary and $3.8 million for certain state net operating loss carryforwards that may expire before their benefits are utilized.  The Canadian valuation allowances are composed of net operating losses of $2.5 million, depreciation of $3.5 million and $0.5 million of other deferred tax benefits.

Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $72.4 million and $69.0 million attributable to Ross University’s international operations as of June 30, 2007 and 2006, respectively.  As of June 30, 2007 and 2006, cumulative undistributed earnings were approximately $94.3 million and $56.1 million, respectively.

The effective tax rate was 27.4% for fiscal year 2007, compared to 25.1% for the prior year.  The higher effective income tax rate in fiscal year 2007 was primarily due to gains on the sale of the West Hills facility and excess land adjacent to the Tinley Park campus, which carried a tax rate of 39.1% and changes to prior and current year income tax estimates for Ross University’s domestic operations.  These increases in the effective tax rate were partially offset by an increase in the relative proportion of earnings from Ross University’s international operations to U.S. sourced income.

During the third quarter of fiscal year 2006, the Internal Revenue Service began an audit of DeVry’s consolidated federal income tax returns for fiscal years 2003 and 2004 and certain refund claims for prior years.  During the first quarter of fiscal year 2007, the Internal Revenue Service completed this audit and no adjustments were required to be made for those income tax returns and refund claims.

NOTE 11:  LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (GEI), an international subsidiary. As of June 30, 2007, DeVry had no outstanding borrowings.  Long-term debt consists of the following at June 30, 2006 (dollars in thousands):

	Borrowings	Effective Interest Rate
Revolving Credit Agreement(a):
DeVry Inc. as borrower	$10,000	6.35%
GEI as borrower	—	—
Total	$10,000	6.35%
Senior Notes(b):
DeVry Inc. as borrower	$75,000	6.38%
GEI as borrower	40,000	6.38%
Total	$115,000	6.38%
Total Outstanding Debt	$125,000	6.37%
Current Maturities of Debt	$60,000	6.37%
Total Long-term Debt	$65,000	6.38%
____________

(a)
The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. There were no borrowings under this facility as of June 30, 2007.  Borrowings and letters of credit under this agreement cannot exceed $175,000,000 in total. DeVry Inc. aggregate commitments cannot exceed $125,000,000, and GEI aggregate commitments cannot exceed $50,000,000. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275,000,000 with aggregate DeVry commitments increased to $225,000,000. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $1,491,000 and $1,988,000 as of June 30, 2007 and 2006, respectively. As of June 30, 2007, any outstanding borrowings under this agreement would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or a Eurodollar rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

(b)
The Senior Note agreement was entered into on May 16, 2003. In the fourth quarter of fiscal 2006, DeVry prepaid $10.0 million of the Senior Notes, and in July and October 2006, DeVry prepaid the remaining $115.0 million of Senior Notes.  All of these prepayments were made without penalty. These prepayments were funded through a combination of available cash and $40.0 million of increased borrowings under DeVry’s revolving credit agreement, which bears a lower interest rate than the Senior Notes.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or violation of other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and, required payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2007.

The stock of certain of the subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

In connection with entering into the two borrowing agreements in May 2003, DeVry incurred $3,986,000 of financing costs that were deferred. In June 2004 and January 2007, the revolving credit facility was amended and DeVry paid $360,000 and $246,000, respectively, of additional financing fees that were deferred. DeVry also expensed $130,000 of original deferred financing costs in fiscal 2007 in relation to the January 11, 2007 amendment.  In connection with the prepayments of the Senior Notes, DeVry charged to expense a prorated portion of the deferred financing fees associated with this debt.  These charges were $0.8 million and $77,000 in fiscal 2007 and 2006, respectively.  The deferred financing fees related to the Senior Notes were fully expensed with the October 2007 debt repayment.  The unamortized balance of the original and amendment related financing costs associated with the revolving credit facility are being amortized over the extended 5-year term of the loan. Amortization and write-offs of deferred financing costs, which are included in interest expense were $1,186,000, $555,000 and $1,096,000 for the years ended June 30, 2007, 2006 and 2005, respectively.

NOTE 12:  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan

All employees, except those of DMI and Ross University, who meet certain eligibility requirements can participate in DeVry’s 401(k) Profit Sharing Retirement Plan. DeVry contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Employees of DMI and Ross University participate in two separate plans and receive matching contributions of up to 5% of total eligible compensation. Matching contributions under the plans were approximately $4,554,000, $4,009,000 and $4,110,000 in fiscal 2007, 2006 and 2005, respectively. In addition, DeVry’s Board of Directors may also make discretionary contributions for the benefit of all eligible employees, except those of DMI and Ross University. Provisions for discretionary contributions under the plan were approximately $4,983,000, $3,644,000 and $2,358,000 in fiscal 2007, 2006 and 2005, respectively. At the current time, DeVry is re-issuing treasury shares to satisfy employee share purchases under this plan.

Employee Stock Purchase Plan

Under provisions of DeVry’s Employee Stock Purchase Plan, any eligible employee may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2007, 2006 and 2005. Total shares issued to the Plan were 36,242 and 14,075 in fiscal 2007 and 2006, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code.

Postemployment Benefits

DeVry’s employment agreements with its Chair of the Board of Directors and former Chief Executive Officer provide certain benefits upon a change in their respective responsibilities that required accrual over the service period which ended June 30, 2005.  For the fiscal years ended June 30, 2007 and 2006, DeVry recognized expense of approximately $300,000 and $48,000, respectively, representing the present value of the obligation related to these agreements, discounted using a 6.27% rate as of June 30, 2007, and using the sinking fund accrual method.  For the fiscal year ended June 30, 2005, DeVry recognized expense of approximately $2.7 million representing service cost related to these agreements.

NOTE 13:  SHAREHOLDER RIGHTS PLAN

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

NOTE 14:  COMMITMENTS AND CONTINGENCIES

DeVry, DeVry University, Becker, Ross University and Chamberlain lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2007, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2008	$44,000
2009	42,700
2010	37,000
2011	30,900
2012	28,600
Thereafter	101,300

DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2007, 2006 and 2005, were $50,531,000, $47,033,000 and $46,455,000, respectively.

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

Brigette Dean Hines, a former student of Ross University Veterinary School of Medicine was dismissed from the school and denied re-enrollment. This former student filed a claim in June 2005 in the Superior Court of New Jersey for Middlesex County.  In this suit, she claimed that the dismissal was based upon her disability and she was seeking compensatory damages for economic and non-economic harm, punitive damages, cost of the suit, attorney’s fees and other relief deemed appropriate by the Court.  In May 2007, this matter was settled.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of a dormitory facility on the DeVry University, Fremont, California campus.  DeVry's complaint seeks monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by subcontractors, and indemnification against subcontractor claims.  Sierra Bay filed a counterclaim in December 2005, asserting that DeVry owes approximately $3 million for work allegedly performed on the project.  DeVry filed additional complaints against the architect, the project manager and an engineering firm, and the Court subsequently consolidated all claims relating to the project, including those of the subcontractors, into the principal case filed by DeVry against Sierra Bay.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively the “defendants”) in Los Angeles Superior Court, asserting various claims predicated upon defendants’ alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units earned at DeVry University.  Defendants denied the allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the California Unfair Competition Law, California Business & Professions Code, section 17200 (“UCL”), comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  Defendants have now filed a Motion for Summary Judgment seeking dismissal of all claims due to the unconstitutionality of the California Education Code (a statute that has since sunset, is currently "inoperative," and will be repealed as of January 2008) because it discriminates against out of state regionally accredited universities and it compels speech in violation of the First Amendment.  Defendants also seek judgment for the separate and independent reason that Plaintiffs have failed to meet their burden of proving a viable theory of restitution or entitlement to injunctive relief under their UCL claim.

As of June 30, 2007, there is an accrual of less than $1.0 million for the resolution of all legal claims.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry intends to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

NOTE 15:  SEGMENT INFORMATION

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

These segments are consistent with the method by which management evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies.”

The consistent measure of segment profit excludes interest income and expense, amortization and certain corporate-related depreciation and expenses. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2007, 2006 and 2005. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.
	For the Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Revenues:
DeVry University	$728,401	$675,537	$645,311
Professional and Training	67,895	53,564	44,314
Medical & Healthcare	137,177	110,412	91,037
Total Consolidated Revenues	$933,473	$839,513	$780,662
Operating Income:
DeVry University	$38,446	$18,413	$(836)
Professional and Training	25,753	18,060	13,895
Medical & Healthcare	46,980	38,082	32,219
Reconciling Items:
Amortization Expense	(6,842)	(9,937)	(14,117)
Depreciation and Other	(2,050)	(730)	(1,020)
Total Consolidated Operating Income	$102,287	$63,888	30,141
Interest:
Interest Income	7,437	3,785	642
Interest Expense	(4,784)	(10,190)	(9,047)
Net Interest Income (Expense)	2,653	(6,405)	(8,405)
Total Consolidated Income before Income Taxes and Cumulative
Effect of Change in Accounting	$104,940	$57,483	$21,736
Segment Assets:
DeVry University	$330,970	$375,170	$426,086
Professional and Training	92,963	79,032	72,155
Medical & Healthcare	398,586	395,913	384,997
Corporate	21,594	22,367	26,797
Total Consolidated Assets	$844,113	$872,482	$910,035

	For the Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Additions to Long-lived Assets:
DeVry University	$26,280	$15,743	$35,609
Professional and Training	253	2,563	335
Medical & Healthcare	12,025	8,959	11,826
Total Consolidated Additions to Long-lived Assets	$38,558	$27,265	$47,770
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$38,558	$25,265	$42,909
Purchase of Goodwill and Intangible Assets	—	2,000	4,861
Total Increase in Consolidated Long-lived Assets	$38,558	$27,265	$47,770
Depreciation Expense:
DeVry University	$29,799	$32,149	$37,277
Professional and Training	453	451	524
Medical & Healthcare	4,739	4,028	3,564
Corporate	988	988	988
Total Consolidated Depreciation	$35,979	$37,616	$42,353
Intangible Asset Amortization Expense:
DeVry University	$—	$—	$—
Professional and Training	253	266	774
Medical & Healthcare	6,589	9,671	13,343
Total Consolidated Amortization	$6,842	$9,937	$14,117

In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois.  In connection with the sale, DeVry recorded a pre-tax gain of approximately $0.9 million during the third quarter of fiscal year 2007. Both of theses gains are included in operating income of the DeVry University reportable segment for year ended June 30, 2007.  Also in March and April 2007, DeVry recorded pre-tax charges totaling $6.3 million for separation plan severance expense. This expense reduced operating income of the DeVry University reportable segment for the year ended June 30, 2007.  DeVry recorded pre-tax severance charges of approximately $8.4 million in fiscal year 2005, which reduced operating income in this reportable segment.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the years ended June 30, 2007, 2006 and 2005. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$798,371	$724,975	$679,405
International Operations:
Dominica and St. Kitts/Nevis	123,544	103,184	88,941
Other	11,558	11,354	12,316
Total International	135,102	114,538	101,257
Consolidated	$933,473	$839,513	$780,662
Long-lived Assets:
Domestic Operations	$315,758	$337,514	$351,301
International Operations:
Dominica and St. Kitts/Nevis	309,046	306,628	315,892
Other	324	267	504
Total International	309,370	306,895	316,396
Consolidated	$625,128	$644,409	$667,697

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 16:  RELATED PARTIES

Until November 2005, one of the DeVry’s directors was also an investor in, and a director of, a consulting firm engaged by DeVry to assist with system development projects, including the new student information system. There were no fees paid to this consulting firm in fiscal years 2007 and 2006.  Fees paid to this consulting firm during fiscal year 2005 were approximately $10,000.

NOTE 17:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2007 and 2006, are as follows.

	Quarter				Total
2007	First	Second	Third	Fourth	Year
	(Dollars in thousands, except for per share amounts)
Revenues	$219,215	$235,604	$245,825	$232,829	$933,473
Operating Profit	32,968	21,786	29,587	17,946	102,287
Net Income	20,920	16,397	22,924	15,947	76,188
Earnings per Common Share
Basic	0.30	0.23	0.32	0.22	1.07
Diluted	0.29	0.23	0.32	0.22	1.07
Cash Dividend Declared per Common Share	—	0.05	—	0.05	0.10

	Quarter				Total
2006	First	Second	Third	Fourth	Year
Revenues	$196,361	$209,430	$219,070	$214,652	$839,513
Operating Profit	8,762	16,526	22,588	16,012	63,888
Net Income	4,732	10,828	15,682	11,811	43,053
Earnings per Common Share:
Basic	0.07	0.15	0.22	0.17	0.61
Diluted	0.07	0.15	0.22	0.17	0.61

In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois.  In connection with the sale, DeVry recorded a pre-tax gain of approximately $0.9 million during the third quarter of fiscal year 2007.  Also in the third and fourth quarters of fiscal 2007, DeVry recorded pre-tax charges totaling $1.2 million and $5.1 million, respectively, for separation plan severance expense.

DEVRY INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 30, 2007, 2006 and 2005

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions (c)	Balance at End of Period
	(Dollars in thousands)
2007
Deducted from accounts receivable for refunds	$1,306	$24,904	$1	(a)	$25,274	$937
Deducted from accounts receivable for uncollectible accounts	35,276	25,041	16	(a)	25,381	34,952
Deducted from notes receivable for uncollectible notes	3,158	1,338	23	(a)	—	4,519
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—	—		—	2,562
Deducted from deferred tax assets for loss of realizable value	8,996	—	400	(a)	—	9,396
2006
Deducted from accounts receivable for refunds	$348	$23,407	$2	(a)	$22,451	$1,306
Deducted from accounts receivable for uncollectible accounts	28,740	23,774	36	(a)	17,274	35,276
Deducted from notes receivable for uncollectible notes	2,969	147	42	(a)	—	3,158
For loss on disposition of inventory	2	—	—		—	2
Deducted from contributions to Perkins loan program for uncollectible loans	2,722	(160)	—		—	2,562
Deducted from deferred tax assets for loss of realizable value	8,319	—	677	(a)	—	8,996
2005
Deducted from accounts receivable for refunds	$259	$22,132	$2	(a)	$22,045	$348
Deducted from accounts receivable for uncollectible accounts	19,082	21,150	371	(b)	11,863	28,740
Deducted from notes receivable for uncollectible notes	2,195	752	22	(a)	—	2,969
For loss on disposition of inventory	216	101	17	(a)	332	2
Deducted from contributions to Perkins loan program for uncollectible loans	3,031	(309)	—		—	2,722
Deducted from deferred tax assets for loss of realizable value	7,939	—	380	(a)	—	8,319
____________

(a)	Effect of foreign currency translation charged to Accumulated Other Comprehensive Income.

(b)
This amount is comprised of the opening balances of acquired businesses charged to Goodwill of $333 and the effect of foreign currency translation charged to Accumulated Other Comprehensive Income of $38.

(c)	Write-offs of uncollectible amounts or inventory.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Inc.:

We have completed integrated audits of DeVry Inc.’s consolidated financial statements and of its internal control over financial reporting as of June 30, 2007 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

 In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

As discussed in Note 5 to the financial statements, the Company changed the fiscal year-end of the Becker Professional Review subsidiary in 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of June 30, 2007 based on criteria established in  Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in  Internal Control — Integrated Framework  issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

 Chicago, Illinois
 August  24, 2007

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 7, 2007 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information called for by Item 10 with respect to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the Proxy Statement.

In accordance with the information called for by Item 10 relating to Regulation S-K, Item 406 disclosures about DeVry’s Code of Business Conduct and Ethics, DeVry has a Code of Conduct and Ethics which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer and the Controller), and all other employees.  The full text of the Code is available on DeVry’s website.  DeVry intends to satisfy the requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on its website.  To-date, there have been no waivers from the Code.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to DeVry’s board of directors is incorporated by reference to the Proxy Statement.  The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the DeVry’s audit committee financial experts and identification of the DeVry’s audit committee is incorporated by reference to the Proxy Statement.

The annual Chief Executive Officer certification to the New York Stock Exchange (“NYSE”) following the Annual Meeting of Stockholders in November 2006 was submitted pursuant to the NYSE Listed Company Manual (Section 303A) stating that the CEO was unaware of any violation by DeVry of the NYSE’s corporate governance listing standards as of the date of the certification.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by Item 11 is incorporated by reference to the Proxy Statement (as defined in Item 10).

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by Item 12 is incorporated by reference to the Proxy Statement (as defined in Item 10).

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by Item 13 is incorporated by reference to the Proxy Statement (as defined in Item 10).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by Item 14 is incorporated by reference to the Proxy Statement (as defined in Item 10).

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 60 through 86 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 84 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 91 through 92 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

Year Ended June 30,	2007	2006	2005	2004	2003
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$933,473	$839,513	$780,662	$784,719	$679,136
Depreciation	35,979	37,616	42,353	40,836	37,758
Amortization of Intangible Assets and Other	8,028	10,492	15,213	14,748	2,574
Interest Income	7,437	3,785	642	166	443
Interest Expense	4,784	10,190	9,047	7,834	1,280
Income Before Cumulative Effect of Change in Accounting	76,188	43,053	16,201	52,357	61,148
Net Income	76,188	43,053	18,011	52,357	61,148
Diluted Earnings per Common Share (EPS) — Income Before Cumulative Effect of Change in Accounting	1.07	0.61	0.24	0.75	0.87
Diluted Earnings per Common Share (EPS) — Net Income	1.07	0.61	0.26	0.74	0.87
Shares Used in Calculating Diluted EPS (in Thousands)	71,400	70,880	70,591	70,757	70,336
Cash Dividends Declared Per Common Share	0.10	--	--	--	--
FINANCIAL POSITION:
Cash and Cash Equivalents	129,155	130,583	161,823	146,227	93,471
Total Assets	844,113	872,482	910,035	884,132	841,416
Total Funded Debt	--	125,000	225,000	250,000	290,000
Total Shareholders’ Equity	641,966	564,607	513,383	481,899	415,667
OTHER SELECTED DATA:
Cash Provided by Operating Activities	125,176	90,822	86,977	133,956	100,193
Capital Expenditures	38,558	25,265	42,909	42,808	43,762
Shares Outstanding at Year-end (in Thousands)	71,131	70,757	70,475	70,331	70,022
Closing Price of Common Stock at Year-end	34.02	21.97	19.90	27.42	23.29
Price Earnings Ratio on Common Stock(1)	32	36	77	37	27
____________

(1)	Computed on trailing four quarters of earnings per common share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: August 24, 2007
	By	/s/ Dennis J. Keller
Dennis J. Keller
Board Chair

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis J. Keller	Board Chair and Director	August 24, 2007
Dennis J. Keller

/s/ Daniel M. Hamburger	Chief Executive Officer and Director	August 24, 2007
Daniel M. Hamburger

/s/ Richard M. Gunst	Senior Vice President, Chief Financial	August 24, 2007
Richard M. Gunst	Officer, and Principal Accounting Officer

/s/ Ronald L. Taylor	Director	August 24, 2007
Ronald L. Taylor

/s/ Charles A. Bowsher	Director	August 24, 2007
Charles A. Bowsher

/s/ David S. Brown	Director	August 24, 2007
David S. Brown

/s/ Connie R. Curran	Director	August 24, 2007
Connie R. Curran

/s/ William T. Keevan	Director	August 24, 2007
William T. Keevan

/s/ Frederick A. Krehbiel	Director	August 24, 2007
Frederick A. Krehbiel

/s/ Robert C. McCormack	Director	August 24, 2007
Robert C. McCormack

/s/ Julie A. McGee	Director	August 24, 2007
Julie A. McGee

/s/ Fernando Ruiz	Director	August 24, 2007
Fernando Ruiz

/s/ Harold T. Shapiro	Director	August 24, 2007
Harold T. Shapiro

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
2(a)	Stock Purchase Agreement and amendments regarding purchase of Dominica Management, Inc. dated as of March 19, 2003		Exhibit 2 to the Company’s Form 8-K filed May 23, 2003

3(a)	Restated Certificate of Incorporation of the Registrant		Exhibit 4.1 to the Company’s Form S-8, #333-130604 dated December 22, 2005

3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.1 to the Company’s Form 8-K dated August 9, 2005

4(a)	Credit Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions and Bank of America, N.A. as lenders		Exhibits 4.1, 4.2 and 4.3 to the Company’s Form 8-K filed June 2, 2003

4(b)	Note Purchase Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions as lenders		Exhibits 4.4 and 4.5 to the Company’s Form 8-K filed on June 2, 2003

4(c)	Waiver to Credit Agreement dated as of June 9, 2004, between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders		Exhibit 4(c) to the Company’s Form 10-K for the year ended June 30, 2004

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

4(f)
Third Amendment, dated as of January 11, 2007 to Credit Agreement between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders
Exhibit 4.1 to the Company’s 8-K dated January 11, 2007

10(a)	Registrant’s Amended and Restated Stock Incentive Plan		Exhibit 10.1 to the Company’s Form S-3, #333-22457 dated February 27, 1997

10(b)	Registrant’s 1991 Stock Incentive Plan		Exhibit 10.3 to the Company’s Form S-3, #333-22457 dated February 27, 1997

10(c)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Company’s Form S-3, #333-22457 dated February 27, 1997

10(d)	Registrant’s 1999 Stock Incentive Plan		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 2000

10(e)	Amended and Restated DeVry Inc. 1999 Stock Incentive Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 2002

10(f)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

10(g)	Registrant’s 2005 Incentive Plan		Appendix B to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005

10(h)	Registrant’s Amended 2005 Incentive Plan		Exhibit to the Company’s Form 10-K for the year ended June 30, 2006

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(i)	DeVry Inc. Amended and Restated Profit Sharing Retirement Plan dated effective as of July 1, 1992		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 1996

10(j)	First Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996

10(k)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(f) to the Company’s Form 10-K for the year ended June 30, 1997

10(l)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(g) to the Company’s Form 10-K for the year ended June 30, 1997

10(m)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1997

10(n)	Employee Stock Purchase Plan		Exhibit 10(f) to the Company’s Form S-3, #33-58636 dated February 22, 1993

10(o)	First Amendment to Employee Stock Purchase Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1994

10(p)	Amended and Restated Employee Stock Purchase Plan		Appendix A to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005

10(q)	Deferred Compensation Plan		Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 1999

10(r)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(n) to the Company’s Form 10-K for the year ended June 30, 2003

10(s)	Letter Agreement between the Registrant and Dennis J. Keller dated November 2, 2004		Exhibit 10.2 to the Company’s Form 8-K dated August 9, 2005

10(t)	Letter Agreement between the Registrant and Dennis J. Keller dated August 9, 2005		Exhibit 10.3 to the Company’s Form 8-K dated August 9, 2005

10(u)	Employment Agreements between the Registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002

10(v)	Senior Advisor Agreements between the Registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2002

10(w)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2006

10(x)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Company’s Form 8-K dated November 21, 2006

10(y)	Letter Agreement between the Registrant and Richard M. Gunst dated July 24, 2006		Exhibit 10(y) to the Company’s Form 10-Q for the quarter ended September 30, 2006

21	Subsidiaries of the Registrant	93

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	94

31	Rule 13a-14(a)/15d-14(a) Certifications	95

32	Section 1350 Certifications	97

99(a)	Policy on Pre-Approval of Audit and Permissible Non-Audit Services		Exhibit 99(a) to the Company’s Form 10-K for the quarter ended June 30, 2004

99(b)	Director Nominating Policy		Exhibit 99(b) to the Company’s Form 10-K for the year ended June 30, 2004

99(c)	Policy for Shareholder Communication with Directors		Exhibit 99(c) to the Company’s Form 10-K for the year ended June 30, 2004

99(d)	Amendment to Policy for Shareholder Communication with Directors		Item 8.01 in the Company’s Form 8-K dated March 30, 2006