Form 10-Q
period 2007-09-30
DEVRY INC
filed 2007-11-08
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007
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
  October 31, 2007 — 71,315,242 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THEQUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I – Financial Information
DEVRY INC.
Item 1. Financial Statements (Unaudited)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	September 30,
	2007	2007	2006
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$150,011	$129,155	$168,646
Marketable Securities	72,745	—	—
Restricted Cash	21,218	14,483	30,198
Accounts Receivable, Net	75,790	43,084	76,803
Inventories	113	141	129
Deferred Income Taxes, Net	15,491	13,915	15,485
Prepaid Expenses and Other	18,361	18,207	22,463
Total Current Assets	353,729	218,985	313,724
Land, Buildings and Equipment:
Land	51,707	60,570	61,642
Buildings	201,884	218,836	209,668
Equipment	266,677	260,847	248,476
Construction In Progress	5,038	15,816	12,278
	525,306	556,069	532,064
Accumulated Depreciation and Amortization	(292,442)	(296,742)	(274,823)
Land, Buildings and Equipment, Net	232,864	259,327	257,241
Other Assets:
Intangible Assets, Net	55,874	56,920	61,955
Goodwill	291,113	291,113	291,113
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	5,510	4,318	2,639
Total Other Assets	365,947	365,801	369,157
TOTAL ASSETS	$952,540	$844,113	$940,122

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$—	$75,000
Accounts Payable	32,799	34,295	34,313
Accrued Salaries, Wages and Benefits	35,392	47,093	34,917
Accrued Expenses	41,491	32,737	45,268
Advance Tuition Payments	14,828	14,402	18,699
Deferred Tuition Revenue	122,415	37,348	103,745
Total Current Liabilities	246,925	165,875	311,942
Other Liabilities:
Revolving Loan	—	—	10,000
Deferred Income Taxes, Net	8,689	18,343	10,705
Accrued Postemployment Agreements	4,661	4,901	5,565
Deferred Rent and Other	26,289	13,028	14,519
Total Other Liabilities	39,639	36,272	40,789
TOTAL LIABILITIES	286,564	202,147	352,731

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,098,000; 71,131,000 and 70,823,000 Shares Issued and Outstanding at September 30, 2007, June 30, 2007 and September 30, 2006, Respectively	717	716	709
Additional Paid-in Capital	147,511	143,580	126,186
Retained Earnings	536,933	510,979	462,813
Accumulated Other Comprehensive Loss	(1,550)	(918)	(423)
Treasury Stock, at Cost (589,393; 436,786 and 91,927 Shares, Respectively)	(17,635)	(12,391)	(1,894)
TOTAL SHAREHOLDERS’ EQUITY	665,976	641,966	587,391
TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY	$952,540	$844,113	$940,122

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended September 30,
	2007	2006

REVENUES:
Tuition	$230,221	$202,633
Other Educational	20,097	16,582
Total Revenues	250,318	219,215
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	121,028	120,304
Loss (Gain) on Sale of Assets	3,743	(19,855)
Student Services and Administrative Expense	91,645	85,798
Total Operating Costs and Expenses	216,416	186,247
Operating Income	33,902	32,968
INTEREST:
Interest Income	2,407	1,438
Interest Expense	(221)	(2,169)
Net Interest Income (Expense)	2,186	(731)
Income Before Income Taxes	36,088	32,237
Income Tax Provision	9,253	11,317
NET INCOME	$26,835	$20,920

EARNINGS PER COMMON SHARE:
Basic	$0.38	$0.30
Diluted	$0.37	$0.29

The accompanying notes are an integral part of these consolidated financial statements

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended September 30,
	2007	2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,835	$20,920
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	1,514	978
Depreciation	8,405	8,392
Amortization	1,081	2,200
Provision for Refunds and Uncollectible Accounts	14,725	13,308
Deferred Income Taxes	(6,785)	(3,652)
Loss (Gain) on Disposals of Land, Buildings and Equipment	3,735	(19,724)
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(6,729)	(9,566)
Accounts Receivable	(47,401)	(43,544)
Inventories	37	4
Prepaid Expenses and Other	704	(4,837)
Accounts Payable	(1,509)	(5,364)
Accrued Salaries, Wages, Benefits and Expenses	(60)	16,946
Advance Tuition Payments	390	2,115
Deferred Tuition Revenue	85,067	71,976
NET CASH PROVIDED BY OPERATINGACTIVITIES	80,009	50,152
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(18,140)	(7,761)
Net Proceeds from Sale of Land and Building	38,528	34,778
Marketable Securities Purchased	(82,738)	—
Marketable Securities-Maturities and Sales	10,000	—
NET CASH (USED IN) PROVIDED BY INVESTINGACTIVITIES	(52,350)	27,017
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	2,394	658
Proceeds from Stock Issued Under Employee Stock Purchase Plan	182	227
Repurchase of Common Stock for Treasury	(5,402)	—
Cash Dividends Paid	(3,557)	—
Excess Tax Benefit from Stock-Based Payments	167	8
Borrowings Under Revolving Credit Facility	25,000	—
Repayments Under Revolving Credit Facility	(25,000)	—
Repayments Under Senior Notes	—	(40,000)
NET CASH USED IN FINANCINGACTIVITIES	(6,216)	(39,107)
Effects of Exchange Rate Differences	(587)	1
NET INCREASE IN CASH AND CASHEQUIVALENTS	20,856	38,063
Cash and Cash Equivalents at Beginningof Period	129,155	130,583
Cash and Cash Equivalents at End ofPeriod	$150,011	$168,646
SUPPLEMENTAL DISCLOSURE OF CASH FLOWINFORMATION:
Cash Paid During the Period for:
Interest	$177	$2,150
Income Taxes, Net	6,392	225

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of DeVry Inc. (“DeVry”) and its wholly-owned subsidiaries have been prepared pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2007.

In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary to fairly present the results for such interim period.  All such adjustments, unless otherwise noted herein, are of a normal, recurring nature.  The June 30, 2007 data that is presented is derived from audited financial statements.  The results of operations for the interim period, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities

Marketable securities consist of municipal auction rate securities and investments in mutual funds all of which are classified as available-for-sale securities. All marketable securities are classified as short term investments because DeVry has the ability to divest the holdings within one year.  The investments in the municipal auction rate securities generally have stated terms to maturity of greater then one year; however, the market is highly liquid and interest rates reset within 7 to 35 days.

All available-for-sale securities are recorded at fair market value based upon quoted market prices.  Fair market value of the municipal auction rate securities approximates cost due to the short interest rate reset period.  Unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets.  Realized gains and losses are computed on the basis of specific identification and are included in miscellaneous other income (expense) in the consolidated income statements. No realized gains or losses have been recorded to date.  The following table summarizes DeVry’s available-for-sale securities as of September 30, 2007 (in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value

Auction Rate Municipal Bonds	$70,187	$-	$-	$70,187
Bond Mutual Fund	715	-	9	724
Stock Mutual Funds	1,836	(2)	-	1,834
Total Marketable Securities	$72,738	$(2)	$9	$72,745

As of September 30, 2007, all unrealized losses in the above table have been in a continuous unrealized loss position for less than one year.  When evaluating our investments for possible impairment, we review factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, management does not believe these investments are impaired as of September 30, 2007.

Postemployment Benefits

DeVry’s employment agreements with its Chair of the Board of Directors and former Chief Executive Officer provide certain benefits upon a change in their respective responsibilities that required accrual over the service period which ended June 30, 2005.  For the three months ended September 30, 2007 and 2006, DeVry recognized expense of approximately $29,000 and $177,000, respectively, representing the present value of the obligation related to these agreements, discounted using a 6.22% rate as of September 30, 2007, and using the sinking fund accrual method.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the September 30, 2007 and 2006 computations of diluted earnings per share were options to purchase 343,000 and 1,649,000 shares of common stock, respectively, because their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares.

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Basic shares	71,105	70,794
Effect of Dilutive Stock Options	842	235
Diluted Shares	71,947	71,029

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities. The amounts recorded in Accumulated Other Comprehensive Loss for the changes in translation rates were losses of $639,000 and $1,000 for the three months ended September 30, 2007 and 2006, respectively.  An unrealized gain on available-for-sale marketable securities of $7,000 is recorded in Accumulated Other Comprehensive Loss for the three months ended September 30, 2007.

The Accumulated Other Comprehensive Loss balance at September 30, 2007, consists of $1,557,000 of cumulative translation losses and $7,000 of unrealized gains on available-for-sale marketable securities. At September 30, 2006, this balance was composed entirely of cumulative translation losses of $423,000.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are preformed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $28.6 million and $25.1 million for the three months ended September 30, 2007 and 2006, respectively.

Recent Accounting Pronouncements

SFAS 157

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

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value, with changes in fair value recorded in earnings.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable.  For DeVry, SFAS 159 is effective beginning in fiscal year 2009.  DeVry is currently evaluating the impact of SFAS 159.

NOTE 3:  STOCK-BASED COMPENSATION

DeVry maintains five stock-based award plans: the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of its common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. The 1999 and 2003 Stock Incentive Plans are administered by a Plan Committee of the Board of Directors subject to approval by the Compensation Committee of the Board of Directors.  The 2005 Incentive Plan is administered by the Compensation Committee of the Board of Directors.  Plan Committee members are granted automatic, nondiscretionary annual options. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At September 30, 2007, 6,580,174 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the three months ended September 30, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate IntrinsicValue($000)
Outstanding at July 1, 2007	3,316,210	$23.61
Options Granted	570,250	$34.53
Options Exercised	(119,030)	$23.54
Options Canceled	(63,880)	$24.97
Outstanding at September 30, 2007	3,703,550	$25.28	6.81	$43,459
Exercisable at September 30, 2007	2,112,271	$24.13	5.27	$27,215

The total intrinsic value of options exercised for the three months ended September 30, 2007 and 2006 was $1,432,000 and $505,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first quarters of fiscal years 2008 and 2007 were $15.45 and $10.38, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2008	2007
Expected Life (in Years)	6.60	5.42
Expected Volatility	39.33%	41.35%
Risk-free Interest Rate	4.34%	3.82%
Dividend Yield	0.32%	-
Pre-vesting Forfeiture Rate	5.00%	4.00%

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cost of Educational Services	$484	$313
Student Services and Administrative Expense	1,030	665
Income Tax Benefit	(204)	(169)
Net Stock-Based Compensation Expense	$1,310	$809

As of September 30, 2007, $15.1 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.8 years. The total fair value of options vested during the three months ended September 30, 2007 and 2006 was approximately $2.9 million and $4.2 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2007 and 2006.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: DIVIDENDS AND STOCK REPURCHASE PROGRAM

  On May 8, 2007, DeVry’s Board of Directors declared a cash dividend of $0.05 per share. This dividend was paid on July 12, 2007, to common stockholders of record as of June 18, 2007.  The total dividend declared of $3.6 million was recorded as a reduction to retained earnings as of June 30, 2007. On November 7, 2007, DeVry announced that its Board of Directors approved a 20% dividend increase, raising its annual dividend rate from $0.10 to $0.12 per share.  Payable on a semi-annual basis, the next dividend of $0.06 per share will be paid on January 4, 2008, to common stockholders of record as of December 14, 2007.  Future dividends will be at the discretion of the Board of Directors.

On November 15, 2006, DeVry announced that the Board of Directors had established a stock repurchase plan. The stock repurchase plan allows DeVry to buy back up to $35 million of its common stock through December 31, 2008. As of September 30, 2007, DeVry has repurchased, on the open market, 510,573 shares of its common stock at a total cost of approximately $15.9 million. These buybacks were funded through available cash balances.  The timing and amount of any future repurchases will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations

NOTE 5:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(45,324)
License and Non-compete Agreements	2,650	(2,629)
Class Materials	2,900	(1,350)
Trade Names	110	(110)
Other	620	(620)
Total	$54,050	$(50,033)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(39,494)
License and Non-compete Agreements	2,650	(2,605)
Class Materials	2,900	(1,150)
Trade Names	110	(83)
Other	620	(620)
Total	$54,050	$(43,952)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $1,046,000 and $1,807,000 for the three months ended September 30, 2007 and 2006, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2008	$3,660
2009	203
2010	200
2011	200
2012	160

The weighted-average amortization period for amortized intangible assets is three and five years for Chamberlain College of Nursing and Ross University Student Relationships, respectively, six years for License and Non-compete Agreements, 14 years for Class Materials, four years for Trade Names and six years for Other. These intangible assets, except for the Ross University Student Relationships, are being amortized on a straight-line basis. The amount being amortized for the Ross University Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

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

DeVry determined that as of the end of fiscal years 2007 and 2006, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by management. The carrying amounts of goodwill related to the DeVry University, Professional & Training and Medical & Healthcare reportable segments at September 30, 2007 and June 30, 2007, were unchanged at $22,195,000, $24,716,000, $244,202,000, respectively.

NOTE 6:  SALE OF FACILITIES

 In September 2007, DeVry sold its facility located in Seattle, Washington for approximately $12.4 million.  In connection with the sale, DeVry recorded a pre-tax loss of $5.4 million during the first quarter of fiscal year 2008.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona for approximately $16.0 million and realized a gain of approximately $7.7 million. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.  The leaseback required the deferral of a portion of the gain on the sale of the Phoenix facility of approximately $6.6 million. This gain will be recognized as a reduction to rent expense over the ten year life of the lease agreement. The remaining pre-tax gain of $1.1 million was recorded during the first quarter of fiscal 2008.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

The recorded net loss on the sale of the facilities and the recognition of the deferred lease credits are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the DeVry University reportable segment.

In September 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  This gain is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and is related to the DeVry University reportable segment.

NOTE 7:  REDUCTION IN WORKFORCE CHARGES

During the third quarter of fiscal year 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees.  The decision to take this action resulted from a thorough analysis which revealed that a reduction in the number of employees at DeVry University campuses was warranted to address the subsidiary’s cost structure.  The VSP was offered at 22 DeVry University campuses with 285 employees being eligible to participate.  Seventy employees accepted this separation plan.   Separation of employment was effective no later than June 30, 2007.  DeVry recorded a pre-tax charge of approximately $3.7 million in the third and fourth quarters of fiscal year 2007 in relation to these employees.  This charge consists of severance pay and extended medical and dental benefits coverage.

In April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that further reduced its workforce by approximately 150 positions at its DeVry University campus-based operations.  This resulted in an additional pre-tax charge in the fourth quarter of fiscal 2007 of approximately $2.6 million that represents severance pay and benefits in relation to these employees.

Cash payments for the VSP and RIF were approximately $2.9 million and $1.4 million, respectively in the first quarter of fiscal year 2008. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the 2007 VSP and RIF, approximately $0.8 million remained to be paid as of September 30, 2007.

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $96.2 million and $47.9 million attributable to Ross University’s international operations as of September 30, 2007 and 2006, respectively.  As of September 30, 2007 and 2006, cumulative undistributed earnings were approximately $105.1 million and $64.2 million, respectively.

Taxes on income were 25.6% of pretax income for the first quarter of fiscal year 2008, compared to 35.1% for the year-ago quarter.  The higher effective income tax rate in fiscal year 2007 is attributable to the gain on the sale of the West Hills facility which carried a tax rate of 40.4%.  In fiscal year 2008, there is no corresponding gain and the net loss on the fiscal year 2008 first quarter facility sales which carries a tax rate of 39.1% provided a benefit which decreased the current quarter’s effective tax rate.  This decrease was partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period.  The effective income tax rate for the fiscal year ended June 30, 2007 was 27.4%.

Effective July 1, 2007, DeVry adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $0.9 million to retained earnings, an increase of $0.5 million to net deferred income tax assets, a decrease of $4.2 million to net deferred income tax liabilities, an increase of $0.7 million to other accrued current taxes and an increase of $4.8 million to other accrued non-current taxes as of July 1, 2007.  In conjunction with adoption of FIN 48, we classified uncertain tax positions as non-current tax liabilities unless expected to be paid in one year.

As of the adoption of FIN 48, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $6.0 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.4 million.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million.  The corresponding amounts at September 30, 2007, were not materially different from the amounts at the date of adoption. DeVry expects the total amount of unrecognized tax benefits to decrease by $4.3 million within 12 months of the reporting date, in one case due to the anticipated approval of a change in accounting method, in another case due to the expiration of the applicable statute of limitations, and in a final item due to an anticipated settlement with tax authorities.

The Internal Revenue Service examined the Company's 1997-2003 U.S. Federal Income Tax Returns.  Although these examinations were effectively closed on May 11, 2006, the examinations and the findings were subject to Joint Committee Review.  On June 23, 2006, the Joint Committee on taxation completed its consideration of the Internal Revenue Service's Special Report and did not take exception to the examination and the agents' conclusions.  DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2003.

NOTE 9:  LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its long-term debt agreements are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary.  As of September 30, 2007, DeVry had no outstanding borrowings.  Long-term debt consists of the following at September 30, 2007, June 30, 2007 and September 30, 2006 (dollars in thousands):

	Outstanding Debt at
Revolving Credit Agreement:	September 30, 2007	June 30, 2007	September 30, 2006
DeVry Inc. as borrower$	$—	$—	$10,000
GEI as borrower	—	—	—
Total	$—	$—	$10,000
Senior Notes:
DeVry Inc. as borrower	$—	$—	$75,000
GEI as borrower	—	—	—
Total	$—	$—	$75,000
Total Outstanding Debt	$—	$—	$85,000
Current Maturities of Debt	$—	$—	$75,000
Total Long-term Debt	$—	$—	$10,000

NOTE 10:  COMMITMENTS AND CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of a dormitory facility on the DeVry University, Fremont, California campus.  DeVry's complaint seeks monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by subcontractors, and indemnification against subcontractor claims.  Sierra Bay filed a counterclaim in December 2005, asserting that DeVry owes approximately $3 million for work allegedly performed on the project.  DeVry filed additional complaints against the architect, the project manager and an engineering firm, and the Court subsequently consolidated all claims relating to the project, including those of the subcontractors, into the principal case filed by DeVry against Sierra Bay.     In addition, several subcontractors of Sierra Bay have asserted lien claims against DeVry and the subject property for sums that Sierra Bay allegedly failed to pay the subcontractors and which claims are largely subsumed within Sierra Bay's claims against DeVry.  Some of those claims have been resolved by settlement and/or are presently in a state of default.  Others remain pending.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law,  ("UCL") and the California False Advertising Law, ("FAL").   DeVry denied all of Daghlian’s allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the UCL, comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  On July 16, 2007, DeVry filed a Motion for Summary Judgment  on the grounds that the statutory provisions of the California Education Code underlying Daghlian's claims unconstitutionally  discriminated    against out-of-state regionally accredited universities, in violation of the Dormant Commerce Clause and the Equal Protection Clause of the Fourteenth Amendment.  DeVry also argued that the California Education Code compelled speech in violation of the First Amendment.    On October 9, 2007, the Court granted DeVry’s Motion for Summary Judgment and entered  judgment dismissing all of  Daghlian ’s class claims under the UCL.  The Court also entered judgment in DeVry’s favor on Daghlian's individual claim under the California Education Code.  Additionally, the Court vacated the existing trial schedule and granted DeVry leave to file a second motion for summary judgment directed to Daghlian’s remaining individual claims under the UCL and FAL.

As of September 30, 2007, there is an accrual of less than $1.0 million for the resolution of all legal claims.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry intends to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

NOTE 11:  SEGMENT INFORMATION

DeVry’s principal business is providing post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  DeVry presents three reportable segments: the DeVry University undergraduate and graduate operations (DeVry University); the professional exam review and training operations including Becker Professional Review and the Center for Corporate Education (Professional and Training); and the Ross University medical and veterinary school and Chamberlain College of Nursing operations (Medical & Healthcare).

These segments are consistent with the method by which management evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest income, interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The consistent measure of segment profit excludes interest income, interest expense, amortization and certain corporate-related depreciation. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the current segmentation for the three months ended September 30, 2007 and 2006. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months
	Ended September 30,
	2007	2006
Revenues:	(Dollars in Thousands)
DeVry University	$194,765	$172,572
Professional and Training	18,313	16,132
Medical & Healthcare	37,240	30,511
Total Consolidated Revenues	$250,318	$219,215
Operating Income:
DeVry University	$15,561	$18,298
Professional and Training	8,358	6,814
Medical & Healthcare	11,601	10,583
Reconciling Items:
Amortization Expense	(1,046)	(1,807)
Depreciation and Other	(572)	(920)
Total Consolidated Operating Income	$33,902	$32,968
Interest:
Interest Income	$2,407	$1,438
Interest Expense	(221)	(2,169)
Net Interest Income (Expense)	2,186	(731)
Total Consolidated Income before Income Taxes	$36,088	$32,237

	For the Three Months
	As of September 30,
	2007	2006
Segment Assets:	(Dollars in Thousands)
DeVry University	$420,316	$449,615
Professional and Training	85,553	85,987
Medical & Healthcare	428,650	380,615
Corporate	18,021	23,905
Total Consolidated Assets	$952,540	$940,122
Additions to Long-lived Assets:
DeVry University	$14,152	$3,848
Professional and Training	14	33
Medical & Healthcare	3,974	3,880
Total Consolidated Additions to Long-lived Assets	$18,140	$7,761
Depreciation Expense:
DeVry University	$6,763	$6,921
Professional and Training	95	143
Medical & Healthcare	1,322	1,081
Corporate	225	247
Total Consolidated Depreciation	$8,405	$8,392
Intangible Asset Amortization Expense:
DeVry University	$—	$—
Professional and Training	63	64
Medical & Healthcare	983	1,743
Total Consolidated Amortization	$1,046	$1,807

In September 2007, DeVry executed a sale leaseback transaction for its facilities in Seattle, Washington and Phoenix, Arizona. In connection with these transactions, DeVry recorded a pre-tax loss of $4.3 million during the first quarter of fiscal 2008. This loss is included in operating income of the DeVry University reportable segment.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia.  Immediately following the acquisition, DeVry sold the facility to a different party and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease. This income is included in operating income of the DeVry University reportable segment.

 In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal 2007. This gain is included in operating income of the DeVry University reportable segment.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the quarters ended September 30, 2007 and 2006. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months
	Ended September 30,
	2007	2006
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$215,921	$188,837
International Operations:
Dominica and St. Kitts/Nevis	31,708	27,534
Other	2,689	2,844
Total International	34,397	30,378
Consolidated	$250,318	$219,215
Long-lived Assets:
Domestic Operations	$288,346	$319,344
International Operations:
Dominica and St. Kitts/Nevis	310,132	306,807
Other	333	247
Total International	310,465	307,054
Consolidated	$598,811	$626,398

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 12:  SUBSEQUENT EVENT

On October 31, 2007, the Company acquired Advanced Academics Inc. (“AAI”), a leading provider of online secondary education, for $27.5 million in cash.  Founded in 2000 and headquartered in Oklahoma City, Oklahoma, AAI partners with school districts to help more students graduate high school.  AAI supplements traditional classroom programs through Web-based course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in 6 states.  Since its inception, AAI has delivered online learning programs to more than 20,000 students in more than 200 school districts.  The financial results of AAI will be reported as part of the DeVry University segment.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry offers (free of charge) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission.  DeVry’s website is http://www.devryinc.com.

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements.  These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income tax liabilities.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and filed with the Securities and Exchange Commission on August 24, 2007 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

For the first quarter of fiscal year 2008, DeVry posted solid financial results driven by strong revenue growth and effective cost management.  Total revenues rose 14.2%, reaching a quarterly record high of $250.3 million, and net income of $26.8 million increased 28.3%.  Operational and financial highlights for the first quarter of fiscal year 2008 include:

•
All three of DeVry’s business segments achieved double digit revenue growth, due in part to increased investments in marketing and recruiting and continued demand for DeVry’s high quality educational programs and offerings.

•
In connection with its real estate optimization strategy, DeVry executed sale leaseback transactions at three of its facilities resulting in an upfront loss of $2.3 million net of tax, or $0.03 per share.  Management expects the sale leasebacks to result in a $1.2 million improvement in operating income on an annual basis.

•	DeVry’s financial position continues to strengthen as it ended the quarter with no debt outstanding and $223 million of cash and marketable securities.

The following table illustrates the effects of the loss/(gain) on the sale of facilities on DeVry’s earnings.  The non-GAAP disclosure of earnings is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago quarter’s earnings (in thousands, except per share data):

	For the Three Months Ended September 30,
	2007	2006
Net Income	$26,835	$20,920
Earnings per Share (diluted)	$0.37	$0.29
Loss (Gain) on Sale of Assets (net of tax)	$2,279	$(11,840)
Effect on Earnings per Share (diluted)	$0.03	$(0.16)
Net Income Excluding the Loss (Gain) on Sale of Assets	$29,114	$9,080
Earnings per Share Excluding the Loss (Gain) on Sale of Assets (diluted)	$0.40	$0.13

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first quarter for both the current and prior fiscal year.  Percents may not add because of rounding.

	For the Three Months Ended September 30,
	2007	2006

Revenue	100.0%	100.0%
Cost of Educational Services	48.3%	54.9%
Loss/(Gain) on Sale of Assets	1.5%	(9.1%)
Student Services & Admin. Exp	36.6%	39.1%
Total Operating Costs and Expenses	86.5%	85.0%
Operating Income	13.5%	15.0%
Interest Income	1.0%	0.7%
Interest Expense	(0.1%)	(1.0%)
Net Interest Income (Expenses)	0.9%	(0.3%)
Income Before Income Taxes	14.4%	14.7%
Income Tax Provision	3.7%	5.2%
Net Income	10.7%	9.5%

REVENUES

Total consolidated revenues for the first quarter of fiscal year 2008 increased 14.2% to $250.3 million from the prior year quarter.  Revenues increased at all three of DeVry’s business segments as a result of continued growth in total student enrollments, improved student retention, and tuition price increases as compared to the year ago period.  In addition, revenues increased because of expanding sales of electronic text books (“eBooks”) and higher sales of Becker CPA review materials.

DeVry University

For the first quarter of fiscal year 2008, DeVry University revenues increased 12.9% to $194.8 million as compared to the year ago period.  Tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence tuition revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

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

Graduate coursetaker enrollment:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 11.1% from the July 2006 session (12,617 coursetakers) to the July 2007 session (14,023 coursetakers) and;

•	Increased by 12.7% from the September 2006 session (14,069 coursetakers) to the September 2007 session (15,857 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2007; and

•	Graduate school program tuition increased by approximately 4.5% for the July 2007 session.

Management attributes the increasing undergraduate new student enrollments to greater investments in marketing and recruiting, continued demand for DeVry’s high quality educational programs and its position within the working adult market.  Management believes that efforts at Keller to create new brand awareness through improved messaging have produced positive enrollment results.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of eBooks.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates were an increase in DeVry University scholarships and a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and in programs offered at DeVry University centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.  In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased during the first quarter of fiscal year 2008, as compared to the prior year period.  These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD® proprietary loan program for financing students’ education.  Lower interest charges are primarily a result of a decrease in the average accounts receivable balance on enrolled, undergraduate student accounts.  The timeliness of receivable collections improved as compared to the prior year period.

Professional and Training

Professional and Training segment revenues rose 13.5% to $18.3 million in the first quarter of fiscal year 2008 as compared to the year-ago quarter. The primary reasons for the increase was higher sales of CPA review courses on CD-ROM and increased enrollment in Becker Professional Review’s CPA review courses.  Management believes that these increases are being driven by the continued demand for CPAs by accounting and consulting firms. Further contributing to growth in this segment was increased enrollments in the Stalla CFA review course in preparation for the Level 1 exam which will be administered in December.

Medical and Healthcare

Medical and Healthcare segment revenues increased 22.1% to $37.2 million in the first quarter of fiscal year 2008 as compared to the year-ago period.  While Ross University accounted for the majority of the revenue increase in this segment, increasing enrollments at Chamberlain College of Nursing also contributed to segment revenue growth.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

•	Increased by 14.8% from January 2006 (3,264 students) to January 2007 (3,747 students);

•	Increased by 9.9% from May 2006 (3,428 students) to May 2007 (3,767 students); and

•	Increased by 4.3% from September 2006 (3,724 students) to September 2007 (3,885 students).

Ross University new student enrollment by term:

•	Increased by 28.2% from January 2006 (387 students) to January 2007 (496 students);

•	Decreased by 5.2% from May 2006 (439 students) to May 2007 (416 students) as a result of a lower number of transfer students in May 2007 as compared to the prior year term; and

•
Decreased by 8.9% from September 2006 (628 students) to September 2007 (572 students) as a result of capacity constraints in the peak September term and a lower number of transfer students in September 2007 as compared to the prior year term.

Chamberlain College of Nursing total enrollment by term:

•	Increased by 83.3% from July 2006 (594 students) to July 2007 (1,089 students).

Tuition rates:

•	Tuition and fees for the Ross University beginning basic sciences programs increased by approximately 5.4% for the September 2006 term and approximately 6.8% effective with the September 2007 term;

•
Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5.0% for the September 2006 term and approximately 7.5% effective with the September 2007 term; and

•	Tuition for Chamberlain College of Nursing increased approximately 5% for the 2006-2007 academic year (effective July 2006) and approximately 5% for the 2007-2008 academic year (effective July 2007).

Management believes that the increasing enrollments at Ross University for the past several terms resulted from enhancements made to its marketing and recruiting functions.  In addition, continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study.  To prepare for increasing student demand, Ross University is adding faculty, classrooms, and a new student center and gymnasium.

During March 2007, Chamberlain College of Nursing began offering associate and bachelor’s degrees in nursing programs at its new campus in Columbus, Ohio.  This new location is co-located with DeVry University’s campus in Columbus.

Revenue from Other Sources

During the first quarter of fiscal 2008, Other Educational Revenue increased by $3.5 million, or 21.2%, to $20.1 million as compared to the prior year period. As discussed above, the primary drivers for the increase in Other Educational Revenue were strong sales of eBooks at DeVry University and increased sales of Becker CPA Review course materials on CD-ROM, partially offset by a decrease in interest charged on undergraduate student receivables.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and the staff that supports educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services during the first quarter of fiscal year 2008 increased by $0.7 million, or 0.6%, as compared to the year-ago period.  Cost increases were incurred in support of the higher number of DeVry University Centers and expanding online program enrollments. In addition, cost increases were incurred at Ross University to support increasing student enrollments.  Largely offsetting these cost increases were expense savings realized from the voluntary and involuntary work force reductions taken at DeVry University during the fourth quarter of fiscal year 2007.  In addition, DeVry realized facility cost reductions from its ongoing real estate optimization program.

As a percent of revenue, Cost of Educational Services decreased to 48.3% in the first quarter of fiscal year 2008 from 54.9% during the prior year period. The decrease was a result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.  Management anticipates improvements in operating leverage to continue for the remainder of fiscal year 2008, albeit not at the same level achieved during the first quarter as expenses are expected to increase based on additional hiring and project spending to support future revenue growth.

Loss (Gain) on Sale of Assets

In September 2007, DeVry sold its facility located in Seattle, Washington for approximately $12.4 million.  In connection with the sale, DeVry recorded a pre-tax loss of $5.4 million during the first quarter of fiscal year 2008.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona for approximately $16.0 million and realized a gain of approximately $7.7 million. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.  The leaseback required the deferral of a portion of the gain on the sale of the Phoenix facility of approximately $6.6 million. This gain will be recognized as a reduction to rent expense over the ten year life of the lease agreement. The remaining pre-tax gain of $1.1 million was recorded during the first quarter of fiscal 2008.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

The recorded net loss on the sale of the facilities and the recognition of the deferred lease credits are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the DeVry University reportable segment.

In September 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  This gain is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and is also related to the DeVry University reportable segment.

These transactions were executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure the optimal mix of large campuses, small campuses and DeVry University centers to meet the demand of each market that it serves.  This process also improves capacity utilization and enhances economic value.  This strategy may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings such as Chamberlain College of Nursing at DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

This expense category includes recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses. All new student recruitment expenditures are charged to expense as incurred.

For the first quarter of fiscal year 2008, Student Services and Administrative Expense increased 6.8% to $91.6 million as compared to the year-ago quarter.  The increase in expenses primarily represents additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending.  In addition, expense attributed to stock-based awards included in Student Services and Administrative Expense increased during the current year quarter as DeVry’s annual stock option grant for fiscal year 2008 occurred during the first quarter of the year.  The fiscal year 2007 annual stock option grants were awarded during the second quarter of that fiscal year.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University. Amortization expense is included entirely in the Student Services and Administrative Expense category.  For the first quarter of fiscal year 2008, amortization expense for finite-lived intangible assets was $1.0 million compared to $1.8 million in the year-ago period.

OPERATING INCOME

DeVry University

DeVry University operating income was $15.6 million for the first quarter of fiscal 2008 as compared to $18.3 million in the prior year period.  In September 2007, DeVry executed sale leaseback transactions for its facilities in Seattle, Washington, Phoenix, Arizona and Alpharetta, Georgia. In connection with these transactions, DeVry recorded a pre-tax loss of $3.7 million during the first quarter of fiscal 2007.  In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal 2007. The loss in the current year period and gain in the prior year period are included in operating income of the DeVry University reportable segment.  Excluding the impact of the asset sales in both the current and prior year periods, DeVry University fiscal year operating income of $19.3 million increased $20.9 million from a loss of $1.6 million in the year-ago quarter.  The significant improvement in operating income, exclusive of the asset sales, was due to increased revenue and improved operating leverage as discussed above.

Professional and Training

Professional and Training segment operating income rose 22.7% to $8.4 million during the first quarter of fiscal year 2008 as compared to the year-ago period.  The increase in operating income is primarily due to increased revenue growth in the first quarter of fiscal 2007 and improved operating leverage as discussed above.

Medical and Healthcare

Medical and Healthcare segment operating income increased 9.6% to $11.6 million during the first quarter of fiscal year 2008 as compared to the prior year period.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year quarter as compared to the prior year period even as faculty, staff and facilities were being added to accommodate future enrollment growth.  The increase was partially offset by an increase in the allocation of corporate expenses to this business unit, including information technology, human resources and legal, based upon current usage of such services.

INTEREST

For the first quarter of fiscal year 2008, interest income increased $1.0 million, or 67.4%, to $2.4 million as compared to the prior year period.  The increase was attributable to higher levels of short-term investments with higher short-term interest rates as compared to the prior year.

Interest expense decreased $1.9 million to $0.2 million during the first quarter of fiscal year 2008 as compared to the year-ago quarter.  The decrease in interest expense was attributable to lower average borrowings and lower amortization of deferred financing costs.  During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million.  During January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates.

INCOME TAXES

Taxes on income were 25.6% of pretax income for the first quarter of fiscal year 2008, compared to 35.1% for the year-ago quarter.  The decrease in the effective income tax rate is attributable to the gain on the sale of the West Hills facility in the first quarter of fiscal year 2007, which carried a tax rate of 40.4% This decrease was partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with the governments that exempt them from local taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

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

At September 30, 2007, total accounts receivable, net of related reserves, were $75.8 million, compared to $76.8 million at September 30, 2006. The decrease is due to continued improvements in the timeliness of collections of receivables across all three of DeVry’s business segments.  These decreases were partially offset by the impact on receivables from revenue growth across all three business segments as compared to the year-ago quarter.

Financial Aid

DeVry is highly dependent upon the timely receipt of financial aid funds. In fiscal year 2006 (the latest year for which data is available), approximately 75% of DeVry University undergraduate students’ tuition, book and fee revenues have been financed by government-provided financial aid to students. Keller Graduate School tuition revenues from student participation in federal loan programs were approximately 60% of revenues. Ross University tuition revenues from student participation in federal loan programs were approximately 63% of revenues at both the medical and veterinary schools.  Chamberlain tuition revenues from student participation in federal financial aid programs were approximately 35% of revenues.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  The HEA was reauthorized in the fall of 1998 to redefine and extend the numerous financial aid programs then in existence.  Typically, the HEA is amended every five years, but this process has been delayed.  During September 2006, the United States Congress again extended the HEA, through June 2007, and in July 2007, the HEA was extended again through October 2007.  In October 2007, the United States Congress extended the HEA through April 2008.  As reauthorization moves forward, there may be proposals for change that could adversely affect the amount of financial aid available to students. There is no assurance that such federal funding will be continued at its present level or in its present form.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At September 30, 2007, cash in the amount of $21.2 million was held in restricted bank accounts, compared to $30.2 million at September 30, 2006.

Cash from Operations

Cash generated from operations in the first quarter of fiscal 2008 was $80.0 million, compared to $50.2 million in the prior year period.  Cash flow from operations increased due to higher net income (excluding the gain on sale of assets) and an increase in deferred tuition revenue driven by increasing enrollments.  These increases were partially offset by a $7.6 million lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

Cash from Investing Activities

Capital expenditures in the first quarter of the current year were $18.1 million compared to $7.8 million in the year ago quarter.  The increase in capital expenditures during the current period is primarily due to DeVry’s exercise of its option to purchase its facility in Alpharetta, Georgia for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  For the remainder of fiscal 2008, management expects the pace of capital expenditures to increase in order to support future growth.  Although there are no new large DeVry University campus sites planned or under construction, there are further facility expansion plans at the Ross University medical and veterinary schools and Chamberlain College of Nursing, and spending to support its real estate optimization strategy.  In addition, spending on information systems is likely to increase for the remainder of fiscal year 2008. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

During the first quarter of fiscal year 2008, DeVry executed sale leaseback transactions which resulted in the receipt of total sales proceeds of $38.5 million.  Included in the total sales proceeds was the receipt of $11.2 million from the sale leaseback of the Alpharetta Facility, which DeVry purchased for $11.2 million immediately prior to the leaseback.  Also during the quarter, DeVry purchased $82.7 million of municipal auction rate securities and investments in mutual funds all of which are classified as available-for-sale securities.  During the current year quarter, DeVry sold $10.0 million of such securities.

Cash used in Financing Activities

During the first quarter of fiscal year 2008, DeVry repurchased, on the open market, 155,100 shares of its common stock at a total cost of approximately $5.4 million.   All of the shares repurchased were related to the share repurchase program announced on November 15, 2006.  The total remaining authorization under the repurchase program was $19.1 million as of September 30, 2007.  The expiration date of the repurchase program is December 31, 2008.  Cash dividends paid during the first quarter of the current fiscal year were $3.6 million.

Other Contractual Arrangements

DeVry’s only long-term contractual obligations consist of its revolving line of credit, operating leases on facilities and equipment, and agreements for various services. At September 30, 2007, there were no outstanding borrowings nor any required payments under DeVry’s revolving credit agreement.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contracts.

Included in DeVry’s consolidated cash balances at September 30, 2007 was approximately $96.2 million attributable to Ross University international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for general corporate purposes such as DeVry University and/or Becker Professional Review.

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

SFAS 157

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

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value, with changes in fair value recorded in earnings.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable.  For DeVry, SFAS 159 is effective beginning in fiscal year 2009.  DeVry is currently evaluating the impact of SFAS 159.

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

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon our borrowings of $50.0 million at December 31, 2006, a 1.0% increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At September 30, 2007, DeVry had no outstanding borrowings.  However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2008 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

PART II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of a dormitory facility on the DeVry University, Fremont, California campus.  DeVry's complaint seeks monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by subcontractors, and indemnification against subcontractor claims.  Sierra Bay filed a counterclaim in December 2005, asserting that DeVry owes approximately $3 million for work allegedly performed on the project.  DeVry filed additional complaints against the architect, the project manager and an engineering firm, and the Court subsequently consolidated all claims relating to the project, including those of the subcontractors, into the principal case filed by DeVry against Sierra Bay.     In addition,  several subcontractors of Sierra Bay have asserted lien claims against DeVry and the subject property for sums that Sierra Bay allegedly failed to pay the subcontractors and which claims are largely subsumed within Sierra Bay's claims against DeVry.  Some of those claims have been resolved by settlement and/or are presently in a state of default.  Others remain pending.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law,  ("UCL") and the California False Advertising Law, ("FAL").   DeVry denied all of Daghlian’s allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the UCL, comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  On July 16, 2007, DeVry filed a Motion for Summary Judgment  on the grounds that the statutory provisions  of the California Education Code underlying Daghlian's claims unconstitutionally  discriminated    against out-of-state regionally accredited universities , in violation of the Dormant Commerce Clause and the Equal Protection Clause of the Fourteenth Amendment.  DeVry also argued that the California Education Code compelled speech in violation of the First Amendment.    On October 9, 2007, the Court granted DeVry’s Motion for Summary Judgment and entered  judgment dismissing all of  Daghlian ’s class claims under the UCL.  The Court also entered judgment in DeVry’s favor on Daghlian's individual claim under the California Education Code.  Additionally, the Court vacated the existing trial schedule and granted DeVry leave to file a second motion for summary judgment directed to Daghlian’s remaining individual claims under the UCL and FAL.

As of September 30, 2007, there is an accrual of less than $1.0 million for the resolution of all legal claims.

While the ultimate outcome of pending contingencies is difficult to estimate at this time, DeVry intends to vigorously defend itself with respect to the pending claims. At this time, DeVry does not believe that the outcome of current claims, administrative proceedings, regulatory reviews and lawsuits will have a material effect on its cash flows, results of operations or financial position.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered.  The risks described in DeVry’s Form 10-K are not the only risks facing the company.  Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 2007	58,700	$34.63	58,700	$22,432,878
August 2007	60,400	$34.53	60,400	20,347,240
September 2007	36,000	$35.66	36,000	19,063,552
Total	155,100	$34.83	155,100	$19,063,552

1On November 15, 2006, the Board of Directors approved a stock repurchase program, pursuant to which up to $35 million of DeVry common stock may be repurchased within the next two years.  This program was announced in a press release filed as an exhibit to DeVry’s Current Report on Form 8-K, which was filed on November 15, 2006.  The total remaining authorization under the repurchase program was $19,063,552 as of September 30, 2007.  The expiration date of the repurchase program is December 31, 2008.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2007	-	-	N/A	N/A
August 2007	2,919	$35.86	N/A	N/A
September 2007	-	-	N/A	N/A
Total	2,919	$35.86	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: November 8, 2007	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: November 8, 2007	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer