Form 10-Q
period 2007-12-31
DEVRY INC
filed 2008-02-07
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2007

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
  January 31, 2008 — 71,419,315 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THEQUARTERLY PERIOD ENDED DECEMBER 31, 2007

PART I – Financial Information                                                                                      DEVRY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31,	June 30,	December 31,
	2007	2007	2006
	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$98,912	$129,155	$171,346
Marketable Securities	142,144	—	—
Restricted Cash	9,823	14,483	24,091
Accounts Receivable, Net	76,842	43,084	60,350
Inventories	142	141	118
Deferred Income Taxes, Net	17,938	13,915	15,344
Prepaid Expenses and Other	22,456	18,207	21,255
Total Current Assets	368,257	218,985	292,504
Land, Buildings and Equipment:
Land	51,431	60,570	61,789
Buildings	206,003	218,836	212,171
Equipment	271,594	260,847	252,269
Construction In Progress	6,375	15,816	12,880
	535,403	556,069	539,109
Accumulated Depreciation and Amortization	(301,362)	(296,742)	(282,458)
Land, Buildings and Equipment, Net	234,041	259,327	256,651
Other Assets:
Intangible Assets, Net	65,372	56,920	60,150
Goodwill	308,598	291,113	291,113
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	6,614	4,318	5,933
Total Other Assets	394,034	365,801	370,646
TOTAL ASSETS	$996,332	$844,113	$919,801

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$—	$50,000
Accounts Payable	37,029	34,295	32,975
Accrued Salaries, Wages and Benefits	43,249	47,093	43,642
Accrued Expenses	31,312	32,737	29,059
Advance Tuition Payments	10,804	14,402	7,367
Deferred Tuition Revenue	124,539	37,348	119,950
Total Current Liabilities	246,933	165,875	282,993
Other Liabilities:
Deferred Income Taxes, Net	16,053	18,343	12,407
Accrued Postemployment Agreements	4,342	4,901	5,341
Deferred Rent and Other	25,839	13,028	14,698
Total Other Liabilities	46,234	36,272	32,446
TOTAL LIABILITIES	293,167	202,147	315,439

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,361,000; 71,131,000 and 70,907,000 Shares Issued and Outstanding at December 31, 2007, June 30, 2007 and December 31, 2006, Respectively	721	716	710
Additional Paid-in Capital	158,663	143,580	129,928
Retained Earnings	568,463	510,979	475,665
Accumulated Other Comprehensive Loss	(1,788)	(918)	(50)
Treasury Stock, at Cost (688,706; 436,786 and 86,490 Shares, Respectively)	(22,894)	(12,391)	(1,891)
TOTAL SHAREHOLDERS’ EQUITY	703,165	641,966	604,362
TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY	$996,332	$844,113	$919,801

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter		For the Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006

REVENUES:
Tuition	$250,695	$217,076	$480,916	$419,709
Other Educational	23,042	18,528	43,139	35,110
Total Revenues	273,737	235,604	524,055	454,819
COSTS AND EXPENSES:
Cost of Educational Services	123,887	120,580	244,915	240,884
Loss (Gain) on Sale of Assets	-	-	3,743	(19,855)
Student Services and Administrative Expense	102,917	93,238	194,562	179,036
Total Costs and Expenses	226,804	213,818	443,220	400,065
Operating Income	46,933	21,786	80,835	54,754
INTEREST:
Interest Income	2,892	1,932	5,299	3,370
Interest Expense	(98)	(1,720)	(319)	(3,889)
Net Interest Income (Expense)	2,794	212	4,980	(519)
Income Before Income Taxes	49,727	21,998	85,815	54,235
Income Tax Provision	13,914	5,601	23,167	16,918
NET INCOME	$35,813	$16,397	$62,648	$37,317

EARNINGS PER COMMON SHARE:
Basic	$0.50	$0.23	$0.88	$0.53
Diluted	$0.49	$0.23	$0.87	$0.52

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.06	$0.05	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended December 31,
	2007	2006
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$62,648	$37,317
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	2,880	3,113
Depreciation	17,263	17,365
Amortization	2,471	4,585
Provision for Refunds and Uncollectible Accounts	28,080	26,440
Deferred Income Taxes	(3,632)	(1,848)
Loss (Gain) on Disposals of Land, Buildings and Equipment	3,730	(19,677)
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	4,667	(3,462)
Accounts Receivable	(57,763)	(40,241)
Inventories	10	9
Prepaid Expenses and Other	(4,507)	(7,531)
Accounts Payable	2,652	(6,699)
Accrued Salaries, Wages, Benefits and Expenses	(7,403)	5,950
Advance Tuition Payments	(3,640)	(9,186)
Deferred Tuition Revenue	84,674	88,181
NET CASH PROVIDED BY OPERATINGACTIVITIES	132,130	94,316
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(27,957)	(16,202)
Net Proceeds from Sale of Land and Building	38,528	34,778
Payment for Purchase of Business, Net of Cash Acquired	(27,454)	—
Marketable Securities Purchased	(264,122)	—
Marketable Securities-Maturities and Sales	121,836	—
NET CASH (USED IN) PROVIDED BY INVESTINGACTIVITIES	(159,169)	18,576
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	11,315	2,098
Reissuance of Treasury Stock	577	398
Repurchase of Common Stock for Treasury	(10,187)	—
Cash Dividends Paid	(3,557)	—
Excess Tax Benefit from Stock-Based Payments	1,210	47
Borrowings from Revolving Credit Facility	25,000	40,000
Repayments Under Revolving Credit Facilities	(26,895)	—
Repayments Under Senior Notes	—	(115,000)
NET CASH USED IN FINANCINGACTIVITIES	(2,537)	(72,457)
Effects of Exchange Rate Differences	(667)	328
NET (DECREASE) INCREASE IN CASH AND CASHEQUIVALENTS	(30,243)	40,763
Cash and Cash Equivalents at Beginningof Period	129,155	130,583
Cash and Cash Equivalents at End ofPeriod	$98,912	$171,346
SUPPLEMENTAL DISCLOSURE OF CASH FLOWINFORMATION:
Cash Paid During the Period For:
Interest	$231	$4,014
Income Taxes, Net	32,679	17,219
Non-cash Financing Activity:
Declaration of Cash Dividends to be Paid	4,283	3,545

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and in conjunction with DeVry’s quarterly report on Form 10-Q for the quarter ended September 30, 2007, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2007, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities

Marketable securities consist of municipal auction rate securities and investments in mutual funds all of which are classified as available-for-sale securities. All marketable securities are classified as short term investments because DeVry has the ability to divest the holdings within one year.  The investments in the municipal auction rate securities generally have stated terms to maturity of greater than one year; however, the market is highly liquid and interest rates reset within 35 days.  The investments in mutual funds are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

All available-for-sale securities are recorded at fair market value based upon quoted market prices.  Fair market value of the municipal auction rate securities approximates cost due to the short interest rate reset period.  Unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive loss on the consolidated balance sheets.  Realized gains and losses are computed on the basis of specific identification and are included in interest income in the consolidated income statements. Realized gains of $80,000 were recorded in the second quarter of fiscal 2008.  No realized losses have been recorded to date.  The following table summarizes DeVry’s available-for-sale securities as of December 31, 2007 (in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value

Auction Rate Municipal Bonds	$139,632	$-	$-	$139,632
Bond Mutual Fund	723	-	21	744
Stock Mutual Funds	1,931	(163)	-	1,768
Total Marketable Securities	$142,286	$(163)	21	$142,144

As of December 31, 2007, all unrealized losses in the above table have been in a continuous unrealized loss position for less than one year.  When evaluating our investments for possible impairment, we review factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and our ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, we do not believe these investments are impaired as of December 31, 2007.

Postemployment Benefits

DeVry’s employment agreements with its Chair of the Board of Directors and former Chief Executive Officer provide certain benefits upon a change in their respective responsibilities that required accrual over the service period which ended June 30, 2005.  DeVry reduced expense by approximately $64,000 and $35,000, related to these agreements for the three and six months ended December 31, 2007, respectively.  DeVry recognized expense of approximately $66,000 and $243,000, related to these agreements for the three and six months ended December 31, 2006, respectively.  The amounts provided represent the present value of the obligation related to these agreements, discounted using a 6.22% rate as of December 31, 2007, and using the sinking fund accrual method.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 35,000 and 395,000 shares of common stock for the three and six months ended December 31, 2007, respectively, and 932,000 and 1,487,000 shares of common stock, for the three and six months ended December 31, 2006, respectively, because their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Basic shares	71,282	70,859	71,194	70,827
Effect of Dilutive Stock Options	1,238	423	1,080	335
Diluted Shares	72,520	71,282	72,274	71,162

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

Treasury shares are reissued on a monthly basis at market value, to the DeVry Employee Stock Purchase Plan in exchange for employee payroll deductions.  In the second quarter of fiscal year 2008, 3,455 treasury shares were resold at a 10% discount to market value to two employees of Advanced Academics Inc. upon the acquisition of that business (see “Note 5 – Business Combination).  When treasury shares are reissued, DeVry uses an average cost method to reduce the treasury stock balance.  Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities. The amounts recorded in Accumulated Other Comprehensive Loss for the changes in translation rates were losses of $89,000 and $728,000 for the three and six months ended December 31, 2007, respectively. For the three and six months ended December 31, 2006, these amounts were gains of $373,000 and $374,000, respectively.  Unrealized losses on available-for-sale marketable securities for the three and six months ended December 31, 2007, of $149,000 and $142,000, respectively, are recorded in Accumulated Other Comprehensive Loss.

The Accumulated Other Comprehensive Loss balance at December 30, 2007, consists of $1,646,000 of cumulative translation losses and $142,000 of unrealized losses on available-for-sale marketable securities. At December 31, 2006, this balance was composed entirely of cumulative translation losses of $50,000.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $30.5 million and $59.1 million for the three and six months ended December 31, 2007, respectively. Advertising expense for the three and six months ended December 31, 2006, was $29.0 million and $54.1 million, respectively.

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

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  The new accounting requirements of SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141R is effective beginning in fiscal year 2010 and will impact the accounting for any acquisitions DeVry may complete beginning in that fiscal year.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB number 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary.  These minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. For DeVry, SFAS 160 is effective beginning in fiscal year 2010.  DeVry does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements as all current subsidiaries are wholly owned.

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

At December 31, 2007, 6,217,318 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the six months ended December 31, 2007:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	3,316,210	$23.61
Options Granted	607,750	$35.96
Options Exercised	(481,796)	$25.00
Options Cancelled	(71,584)	$28.01
Outstanding at December 31, 2007	3,370,580	$25.56	6.78	$89,188
Exercisable at December 31, 2007	1,935,740	$23.73	5.37	$54,638

The total intrinsic value of options exercised for the six months ended December 31, 2007 and 2006 was $11,269,000 and $1,081,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value.  It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first six months of fiscal years 2008 and 2007 were $16.09 and $10.05, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

Fiscal Year
	2008	2007
Expected Life (in Years)	6.60	6.67
Expected Volatility	39.33%	41.51%
Risk-free Interest Rate	4.34%	4.57%
Dividend Yield	0.32%	0.46%
Pre-vesting Forfeiture Rate	5.00%	4.00%

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

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006
	(Dollars in thousands)
Cost of Educational Services	$438	$683	$922	$996
Student Services and Administrative Expense	929	1,452	1,959	2,117
Income Tax Benefit	(184)	(538)	(388)	(707)
Net Stock-Based Compensation Expense	$1,183	$1,597	$2,493	$2,406

As of December 31, 2007, $14.6 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.7 years. The total fair value of options vested during the six months ended December 31, 2007 and 2006 was approximately $4,700,000 and $4,800,000, respectively.

There were no capitalized stock-based compensation costs at December 31, 2007 and 2006.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: DIVIDENDS AND STOCK REPURCHASE PROGRAM

On May 8, 2007, DeVry’s Board of Directors declared a cash dividend of $0.05 per share. This dividend was paid on July 12, 2007, to common stockholders of record as of June 18, 2007.  The total dividend declared of $3.6 million was recorded as a reduction to retained earnings as of June 30, 2007. On November 7, 2007, DeVry announced that its Board of Directors approved a 20% dividend increase, raising its annual dividend rate from $0.10 to $0.12 per share.  Payable on a semi-annual basis, the most recent dividend of $0.06 per share was paid on January 4, 2008, to common stockholders of record as of December 14, 2007.  This dividend of $4.3 million was recorded as a reduction to retained earnings as of December 31, 2007.  Future dividends will be at the discretion of the Board of Directors.

On November 15, 2006, DeVry announced that the Board of Directors had established a stock repurchase plan. The stock repurchase plan allows DeVry to buy back up to $35 million of its common stock through December 31, 2008. As of December 31, 2007, DeVry has repurchased, on the open market, 606,573 shares of its common stock at a total cost of approximately $20.7 million. These buybacks were funded through available cash balances.  The timing and amount of any future repurchases will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations

NOTE 5:  BUSINESS COMBINATION

Advanced Academics, Inc.

On October 31, 2007, DeVry Inc, acquired the operations of Advanced Academics, Inc. (“AAI”) for $27.5 million in cash. Funding was provided from DeVry’s existing operating cash balances. The results of AAI’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

AAI is a leading provider of online secondary education.  Founded in 2000 and headquartered in Oklahoma City, Oklahoma, AAI partners with school districts to help more students graduate high school.  AAI supplements traditional classroom programs through Web-based course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in 6 states.  Since its inception, AAI has delivered online learning programs to more than 20,000 students in more than 200 school districts.  The addition of AAI has further diversified DeVry’s curricula.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
At October 31, 2007
(Dollars in Thousands)
Current Assets	$4,507
Property and Equipment	210
Other Long-term Assets	3,796
Intangible Assets	10,853
Goodwill	17,485
Total Assets Acquired	36,851
Liabilities Assumed	9,351
Net Assets Acquired	$27,500

Of the $10,853,000 of acquired intangible assets, $1.3 million was assigned to the value of the AAI trade name which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows:

	As of October 31, 2007
	Value Assigned	Estimated Useful Life
	(in thousands)
Customer Contracts-Direct to Consumer	$4,100	6 yrs 8 mths
Customer Contracts-Direct to Schools	2,900	4 yrs 8 mths
Curriculum/Software	2,500	5 yrs
Covenant not-to-compete	34	1 yr
Accreditations	19	1 yr

  DeVry determined this allocation based upon a number of factors, including a valuation analysis prepared by an independent professional valuation specialist. The $17,485,000 of goodwill was all assigned to the DeVry University operating segment.

There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(46,307)
Customer Contracts	7,000	(224)
License and Non-compete Agreements	2,684	(2,641)
Class Materials	2,900	(1,400)
Curriculum/Software	2,500	(83)
Trade Names	110	(110)
Other	639	(623)
Total	$63,603	$(51,388)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$53,157

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(41,237)
License and Non-compete Agreements	2,650	(2,611)
Class Materials	2,900	(1,200)
Trade Names	110	(89)
Other	620	(620)
Total	$54,050	$(45,757)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $1,355,000 and $2,401,000 for the three and six months ended December 31, 2007, respectively, and $1,805,000 and $3,612,000 for the three and six months ended December 31, 2006, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2008	$4,926
2009	2,154
2010	2,204
2011	2,006
2012	1,698

The weighted-average amortization period for amortized intangible assets is three and five years for Chamberlain and Ross University Student Relationships, respectively; approximately six years for AAI customer contracts; six years for License and Non-compete Agreements; 14 years for Class Materials; five years for Curriculum/Software; four years for Trade Names and six years for Other. These intangible assets, except for the Ross University Student Relationships and the AAI Customer Contracts , are being amortized on a straight-line basis. The amount being amortized for the Ross University Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

Year 1	27.4%
Year 2	29.0%
Year 3	21.0%
Year 4	14.5%
Year 5	8.1%

The amount being amortized for the AAI Customer Contracts is based on the estimated renewal probability of the contracts, giving consideration to the revenue and discounted cash flow associated with both types of customer relationships. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year	Direct to Consumer	Direct to School
2008	12%	14%
2009	18%	24%
2010	19%	25%
2011	17%	21%
2012	14%	16%
2013	11%	-
2014	9%	-

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

DeVry determined that as of the end of fiscal years 2007 and 2006, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by management. The carrying amount of goodwill related to the DeVry University reportable segment at December 31, 2007 was $39,680,000 which was an increase of $17,485,000 from June 30, 2007. This increase results from the allocation of the AAI purchase price as described in Note 5-Business Combination.  The carrying amount of goodwill related to the Professional and Training reportable segment was unchanged at $24,716,000 at December 31, 2007 and June 30, 2007. The carrying amount of goodwill related to the Medical & Healthcare segment was unchanged at $244,202,000 at December 31, 2007 and June 30, 2007.

NOTE 7:  SALE OF FACILITIES

In September 2007, DeVry sold its facility located in Seattle, Washington for approximately $12.4 million.  In connection with the sale, DeVry recorded a pre-tax loss of $5.4 million during the first quarter of fiscal year 2008.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona for approximately $16.0 million which resulted in a pre-tax gain of approximately $7.7 million. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.  The leaseback required the deferral of a portion of the gain on the sale of the Phoenix facility of approximately $6.6 million. This gain will be recognized as a reduction to rent expense over the ten year life of the lease agreement. The remaining pre-tax gain of $1.1 million was recorded during the first quarter of fiscal year 2008.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

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

NOTE 8:  REDUCTION IN WORKFORCE CHARGES

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

In April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that further reduced its workforce by approximately 150 positions at its DeVry University campus-based operations.  This resulted in an additional pre-tax charge in the fourth quarter of fiscal year 2007 of approximately $2.6 million that represents severance pay and benefits in relation to these employees.

    Cash payments for the VSP and RIF were approximately $0.1 million and $4.5 million, in the three and six months ended December 31, 2007, respectively. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the fiscal year 2007 VSP and RIF, approximately $0.7 million remained to be paid as of December 31, 2007.

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $90.5 million and $61.7 million attributable to Ross University’s international operations as of December 31, 2007 and 2006, respectively.  As of December 31, 2007 and 2006, cumulative undistributed earnings were approximately $120.5 million and $76.5 million, respectively.

The effective tax rate was 28.0% for the second quarter and 27.0% for the first six months of fiscal year 2008, compared to 25.5% for the second quarter and 31.2% for the first six months in the prior year. The higher effective income tax rate for the first six months of fiscal year 2007 is attributable to the gain on the sale of the West Hills facility which carried a tax rate of 40.4%.  In fiscal year 2008, there is no corresponding gain and the net loss on the fiscal year 2008 first quarter facility sales which carries a tax rate of 39.1% provided a benefit which decreased the year to date effective tax rate.  This decrease was partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period.  This also influenced the higher effective rate for the second quarter of fiscal year 2008.  The effective income tax rate for the fiscal year ended June 30, 2007 was 27.4%.

Effective July 1, 2007, DeVry adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $0.9 million to retained earnings, an increase of $0.5 million to net deferred income tax assets, a decrease of $4.2 million to net deferred income tax liabilities, an increase of $0.7 million to other accrued current taxes and an increase of $4.8 million to other accrued non-current taxes as of July 1, 2007.  In conjunction with adoption of FIN 48, we classify uncertain tax positions as non-current tax liabilities unless expected to be paid in one year.

As of the adoption of FIN 48, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $6.0 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.4 million.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million.  The corresponding amounts at December 31, 2007, were not materially different from the amounts at the date of adoption. DeVry expects the total amount of unrecognized tax benefits to decrease by $4.3 million within 12 months of the reporting date, in one case due to the anticipated approval of a change in accounting method, in another case due to the expiration of the applicable statute of limitations, and in a final item due to an anticipated settlement with tax authorities.

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

NOTE 10:  LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary.  DeVry has the option to expand the revolving credit facility to $275 million.  As of December 31, 2007, DeVry had no outstanding borrowings.  Long-term debt consisted of the following at December 31, 2007, June 30, 2007 and December 31, 2006 (dollars in thousands):

	Outstanding Debt at
Revolving Credit Agreement:	December 31, 2007	June 30, 2007	December 31, 2006
DeVry Inc. as borrower	$—	$—	$50,000
GEI as borrower	—	—	—
Total	$—	$—	$50,000
Current Maturities of Debt	$—	$—	$50,000
Total Long-term Debt	$—	$—	$—

NOTE 11:  COMMITMENTS AND CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of a dormitory facility on the DeVry University, Fremont, California campus.  DeVry's complaint sought monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by subcontractors, and indemnification against subcontractor claims.  Sierra Bay filed a counterclaim in December 2005, asserting that DeVry owed approximately $3 million for work allegedly performed on the project.  DeVry filed additional complaints against the architect, the project manager and an engineering firm, and the Court subsequently consolidated all claims relating to the project, including those of the subcontractors, into the principal case filed by DeVry against Sierra Bay.  All claims relating to this matter were settled in December 2007.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry denied all of Daghlian’s allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the UCL, comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  In two Orders dated October 9, 2007, and December 31, 2007,  the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims, dismissed the case, and awarded DeVry its costs of suit.  On January 8, 2008, plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit.  DeVry intends to vigorously defend itself with respect to this claim.

DeVry is also subject from time to time to claims, administrative proceedings, regulatory reviews and lawsuits incidental to its business. Although the ultimate outcome of pending contingencies is difficult to estimate, at this time DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

NOTE 12:  SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  DeVry presents three reportable segments: the DeVry University undergraduate and graduate and the Advanced Academics operations (DeVry University); the professional exam review and training operations which includes Becker CPA Review and Stalla Review for the CFA Exams (Professional and Training); and the Ross University medical and veterinary school and Chamberlain College of Nursing operations (Medical & Healthcare).

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

The consistent measure of segment profit excludes interest, amortization and certain corporate-related depreciation. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the current segmentation for the three and six months ended December 31, 2007 and 2006. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
Revenues:	(Dollars in Thousands)
DeVry University	$213,394	$185,656	$408,159	$358,228
Professional and Training	17,757	14,615	36,070	30,747
Medical & Healthcare	42,586	35,333	79,826	65,844
Total Consolidated Revenues	$273,737	$235,604	$524,055	$454,819

Operating Income:
DeVry University	$28,220	$6,791	$43,781	$25,089
Professional and Training	5,374	3,183	13,732	9,997
Medical & Healthcare	15,262	14,003	26,863	24,586
Reconciling Items:
Amortization Expense	(1,355)	(1,805)	(2,401)	(3,612)
Depreciation and Other	(568)	(386)	(1,140)	(1,306)
Total Consolidated Operating Income	$46,933	$21,786	$80,835	$54,754
Interest:
Interest Income	$2,892	$1,932	$5,299	$3,370
Interest Expense	(98)	(1,720)	(319)	(3,889)
Net Interest Income (Expense)	2,794	212	4,980	(519)
Total Consolidated Income before Income Taxes	$49,727	$21,998	$85,815	$54,235

Segment Assets:
DeVry University	$476,413	$414,182	$476,413	$414,182
Professional and Training	72,555	91,567	72,555	91,567
Medical & Healthcare	427,077	390,535	427,077	390,535
Corporate	20,287	23,517	20,287	23,517
Total Consolidated Assets	$996,332	$919,801	$996,332	$919,801
Additions to Long-lived Assets:
DeVry University	$7,287	$5,750	$21,439	$9,598
Professional and Training	147	12	161	45
Medical & Healthcare	2,383	2,679	6,357	6,559
Total Consolidated Additions to Long-lived Assets	$9,817	$8,441	$27,957	$16,202

Depreciation Expense:
DeVry University	$7,095	$7,436	$13,858	$14,357
Professional and Training	103	117	198	260
Medical & Healthcare	1,480	1,173	2,802	2,254
Corporate	180	247	405	494
Total Consolidated Depreciation	$8,858	$8,973	$17,263	$17,365
Intangible Asset Amortization Expense:
DeVry University	$317	$—	$317	$—
Professional and Training	56	63	119	127
Medical & Healthcare	982	1,742	1,965	3,485
Total Consolidated Amortization	$1,355	$1,805	$2,401	$3,612

In September 2007, DeVry executed a sale leaseback transaction for its facilities in Seattle, Washington and Phoenix, Arizona. In connection with these transactions, DeVry recorded a pre-tax loss of $4.3 million during the first quarter of fiscal year 2008. This loss is included in operating income of the DeVry University reportable segment for the six months ended December 31, 2007.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia.  Immediately following the acquisition, DeVry sold the facility to a different party and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease. This income is included in operating income of the DeVry University reportable segment for the six months ended December 31, 2007.

In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. This gain is included in operating income of the DeVry University reportable segment for the six months ended December 31, 2006.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the three and six months ended December 31, 2007 and 2006. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2007	2006	2007	2006
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$234,375	$200,309	$450,296	$389,146
International Operations:
Dominica and St. Kitts/Nevis	36,763	31,803	68,471	59,337
Other	2,599	3,492	5,288	6,336
Total International	39,362	35,295	73,759	65,673
Consolidated	$273,737	$235,604	$524,055	$454,819
Long-lived Assets:
Domestic Operations	$315,129	$316,875	$315,129	$316,875
International Operations:
Dominica and St. Kitts/Nevis	312,612	310,196	312,612	310,196
Other	334	226	334	226
Total International	312,946	310,422	312,946	310,422
Consolidated	$628,075	$627,297	$628,075	$627,297

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

OVERVIEW

For the second quarter of fiscal year 2008, DeVry’s net income more than doubled to $35.8 million driven by record total revenues of $273.7 million and effective cost management.  Operational and financial highlights for the second quarter of fiscal year 2008 include:

•
All three of DeVry’s business segments achieved double digit revenue growth, due to the impact of investments in marketing and recruiting programs and continued demand for DeVry’s high quality educational programs and offerings.

•	The fall 2007 term marked DeVry University’s ninth consecutive period of positive undergraduate new student growth and sixth consecutive period of positive total student enrollment growth.

•
On October 31, 2007, DeVry acquired Advanced Academics Inc., a leading provider of online secondary education, for $27.5 million in cash. This acquisition marks DeVry’s entry into secondary education and is expected to accelerate growth in DeVry’s online operations.

•
In November 2007, DeVry’s Board of Directors approved a 20 percent dividend increase, raising its annual dividend rate from $0.10 to $0.12 per share. Payable on a semi-annual basis, the most recent dividend of $0.06 per share was paid on January 4, 2008.

•	DeVry’s financial position remained strong as it ended the quarter with no debt outstanding and $241 million of cash and marketable securities.

The following table illustrates the effects of the loss/(gain) on the sale of facilities on DeVry’s earnings.  The non-GAAP disclosure of net income and earnings per share is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago quarter’s earnings.  The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):
	For the Six Months Ended December 31,
	2007	2006
Net Income	$62,648	$37,317
Earnings per Share (diluted)	$0.87	$0.52
Loss (Gain)on Saleof Assets(net of tax)	$2,279	$(11,840)
Effect on Earnings per Share (diluted)	$0.03	$(0.16)
Net Income Excluding the Loss (Gain)on Saleof Assets	$64,927	$25,477
Earnings per Share Excluding the Loss (Gain) on Sale of Assets (diluted)	$0.90	$0.36

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months for both the current and prior fiscal year.  Percents may not add because of rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2007	2006	2007	2006

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	45.3%	51.2%	46.7%	53.0%
Loss/(Gain) on Sale of Assets	--	--	0.7%	(4.4%)
Student Services & Admin. Exp	37.6%	39.6%	37.1%	39.4%
Total Operating Costs and Expenses	82.9%	90.8%	84.6%	88.0%
Operating Income	17.1%	9.2%	15.4%	12.0%
Interest Income	1.1%	0.8%	1.0%	0.7%
Interest Expense	(0.0%)	(0.7%)	(0.1%)	(0.8%)
Net Interest Income (Expenses)	1.1%	0.1%	0.9%	(0.1%)
Income Before Income Taxes	18.2%	9.3%	16.4%	11.9%
Income Tax Provision	5.1%	2.4%	4.4%	3.7%
Net Income	13.1%	6.9%	12.0%	8.2%

REVENUES

Total consolidated revenues for the second quarter of fiscal year 2008 of $273.7 million increased 16.2% versus the prior year quarter.  For the first six months of fiscal year 2008, total consolidated revenues of $524.1 million increased 15.2% versus the same period a year ago.  For both the second quarter and first six months of fiscal year 2008, revenues increased at all three of DeVry’s business segments as a result of continued growth in total student enrollments, improved student retention, and tuition price increases as compared to the year ago periods.  In addition, revenues increased because of expanding sales of electronic text books (“eBooks”) and higher sales of Becker CPA review materials.

DeVry University

DeVry University segment revenues increased by 14.9% in the second quarter to $213.4 million, and rose by 13.9% to $408.2 million for the first six months of fiscal year 2008.  While DeVry University accounted for the majority of the revenue increase in this segment, revenues at Advanced Academics Inc., which was acquired on October 31, 2007, also contributed to segment revenue growth.  DeVry University tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence tuition revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 5.5% from spring 2006 (38,523 students) to spring 2007 (40,637 students); and

•	Increased by 9.8% from summer 2006 (37,132 students) to summer 2007 (40,774 students); and

•	Increased by 10.3% from fall 2006 (40,434 students) to fall 2007 (44,594 students). This was DeVry University’s sixth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 6.9% from spring 2006 (10,359 students) to spring 2007 (11,075 students); and

•	Increased by 9.7% from summer 2006 (12,671 students) to summer 2007 (13,906 students);

•
Increased by 10.7% from fall 2006 (11,930 students) to fall 2007 (13,204 students). The fall 2007 term was the ninth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 11.1% from the July 2006 session (12,617 coursetakers) to the July 2007 session (14,023 coursetakers) and;

•	Increased by 12.7% from the September 2006 session (14,069 coursetakers) to the September 2007 session (15,857 coursetakers) and;

•	Increased by 12.5% from the November 2006 session (13,920 coursetakers) to the November 2007 session (15,657 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2007; and

•	Graduate school program tuition increased by approximately 0% to 5%, depending on location, for the July 2007 session.

Management attributes the increasing undergraduate student enrollments to the impact of investments in marketing and recruiting, continued strong demand for DeVry University’s online programs and a heightened focus on the retention of existing students.  Management believes that efforts at Keller to enhance brand awareness through improved messaging have produced positive enrollment results.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of eBooks.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates were an increase in DeVry University scholarships and a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and in programs offered at DeVry University centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.  In addition, interest charges (included in Other Educational

Revenue) on undergraduate student accounts receivable decreased in both the second quarter and first six months of fiscal year 2008, as compared to the prior year periods.  These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD® proprietary loan program for financing students’ education.  Lower interest charges are primarily a result of a decrease in the average accounts receivable balance on enrolled, undergraduate student accounts.  The timeliness of receivable collections improved as compared to the prior year periods.

Professional and Training

Professional and Training segment revenues rose 21.5% to $17.8 million in the second quarter and increased by 17.3% to $36.1 million for the first six months of fiscal year 2008 as compared to the year-ago periods. The primary reasons for the increase were higher sales of CPA review courses on CD-ROM and increased enrollment in Becker Professional Review’s CPA review courses.  Management believes that these increases are being driven by the continued demand for CPAs by accounting and consulting firms.

Medical and Healthcare

Medical and Healthcare segment revenues increased 20.5% to $42.6 million in the second quarter and grew 21.2% to $79.8 million for the first six months of fiscal year 2008 as compared to the year-ago periods.  While Ross University accounted for the majority of the revenue increase in this segment, increasing enrollments at Chamberlain College of Nursing (“Chamberlain”) also contributed to segment revenue growth.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

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

•	Tuition for Chamberlain increased approximately 5% for the 2006-2007 academic year (effective July 2006) and approximately 5% for the 2007-2008 academic year (effective July 2007).

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

During March 2007, Chamberlain began offering associate and bachelor’s degrees in nursing programs at its campus in Columbus, Ohio.  This location is co-located with DeVry University’s campus in Columbus.  The increase in student enrollments at Chamberlain was attributable to its growing RN to BSN online completion program and the opening of its Columbus campus.  Recently, Chamberlain received approval to establish new campuses in Phoenix, Arizona, and Addison, Illinois, with classes scheduled to begin in March 2008 at both locations.  In addition, beginning October 2008, Chamberlain will discontinue the online delivery of its Associates of Science in Nursing Degree program offered through its St. Louis, Missouri campus.  Approximately 70 students will be affected by the discontinuation of this program.

Revenue from Other Sources

Other Educational Revenue increased by 24.4% to $23.0 million during the second quarter and grew 22.9% to $43.1 million during the first six months of fiscal year 2008 as compared to the prior year periods. As discussed above, the primary drivers for the increase in Other Educational Revenue were strong sales of eBooks at DeVry University and increased sales of Becker CPA Review course materials on CD-ROM, partially offset by a decrease in interest charged on undergraduate student receivables.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and the staff that supports educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 2.7% to $123.9 million during the second quarter and grew 1.7% to $244.9 million during the first six months of fiscal year 2008, as compared to the year-ago periods.  Cost increases were incurred in support of the higher number of DeVry University Centers and expanding online program enrollments. In addition, cost increases were incurred at Ross University and Chamberlain to both support increasing student enrollments and capacity expansion to drive future growth.  Partially offsetting these cost increases were expense savings realized from the voluntary and involuntary work force reductions taken at DeVry University during the fourth quarter of fiscal year 2007.  In addition, DeVry realized facility cost reductions from its ongoing real estate optimization program.

As a percent of revenue, Cost of Educational Services decreased to 45.3% in the second quarter of fiscal year 2008 from 51.2% during the prior year period.  For the first six months of fiscal year 2008, Cost of Educations Services decreased to 46.7% from 53.0% in the year-ago period.  These decreases were the result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.  Management anticipates improvements in operating leverage to continue during the remainder of fiscal year 2008, albeit not at the same level achieved during the first six months as expenses are expected to increase based on additional hiring and project spending to support future revenue growth.

Loss (Gain) on Sale of Assets

In September 2007, DeVry sold its facility located in Seattle, Washington for approximately $12.4 million.  In connection with the sale, DeVry recorded a pre-tax loss of $5.4 million during the first quarter of fiscal year 2008.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona for approximately $16.0 million which resulted in a pre-tax gain of approximately $7.7 million. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.  The leaseback required the deferral of a portion of the gain on the sale of the Phoenix facility of approximately $6.6 million. This gain is being recognized as a reduction to rent expense over the ten year life of the lease agreement. The remaining pre-tax gain of $1.1 million was recorded during the first quarter of fiscal year 2008.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

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

Student Services and Administrative Expense increased 10.4% to $102.9 million during the second quarter and grew by 8.7% to $194.6 million during the first six months of fiscal year 2008 as compared to the year-ago periods.  The increase in expenses primarily represents additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending.  In addition, cost increases were incurred in information technology and student services.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University, net of increased amortization of finite-lived intangible assets resulting from the acquisition of Advanced Academics on October 31, 2007.  Amortization expense is included entirely in the Student Services and Administrative Expense category.  In addition, expense attributed to stock-based awards included in Student Services and Administrative Expense decreased during the second quarter of fiscal year 2008 as DeVry’s annual stock option grant for fiscal year 2008 occurred during the first quarter of the year.  The fiscal year 2007 annual stock option grants were awarded during the second quarter of that fiscal year.

OPERATING INCOME

DeVry University

DeVry University segment operating income increased by $21.4 million to $28.2 million during the second quarter and increased 74.5% to $43.8 million during the first six months of fiscal year 2008, as compared to the prior year periods.  Revenue increased and gross margin improved significantly during the second quarter and first six months of fiscal year 2008, which was partially offset by the loss from sale leaseback transactions.  In September 2007, DeVry executed sale leaseback transactions for its facilities in Seattle, Washington, Phoenix, Arizona and Alpharetta, Georgia. In connection with these transactions, DeVry recorded a pre-tax loss of $3.7 million during the first quarter of fiscal year 2008.  In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal 2007. The loss in the current year period and gain in the prior year period are included in operating income of the DeVry University reportable segment.  Excluding the impact of the asset sales in both the current and prior year six month periods, DeVry University fiscal year operating income of $47.5 million increased $42.3 million from $5.2 million in the year-ago period.

Professional and Training

Professional and Training segment operating income rose 68.8% to $5.4 million during the second quarter and increased 37.4% to $13.7 million during the first six months of fiscal year 2008 as compared to the year-ago periods.  The increase in operating income is the result of higher revenue and improved operating leverage as discussed earlier.

Medical and Healthcare

Medical and Healthcare segment operating income increased 9.0% to $15.3 million during the second quarter and grew 9.3% to $26.9 million during the first six months of fiscal year 2008 as compared to the prior year periods.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year periods as compared to the prior year periods even as faculty, staff and facilities were being added to accommodate future enrollment growth.  The increase was partially offset by an increase in the allocation of corporate expenses to this business unit, including information technology, human resources and legal, based upon current usage of such services.

INTEREST

Interest income increased 49.7%, to $2.9 million during the second quarter and rose 57.2% to $5.3 million during the first six months of fiscal year 2008 as compared to the prior year periods.  The increase was attributable to higher levels of short-term investments with higher interest rates as compared to the prior year periods.  The increase in short-term investments was attributable to improved operating cash flow and proceeds received from the sale of assets, as discussed earlier.

Interest expense decreased 94.3% to $0.1 million during the second quarter and dropped 91.8% to $0.3 million during the first six months of fiscal year 2008 as compared to the year-ago periods.  The decrease in interest expense was attributable to lower average borrowings and lower amortization of deferred financing costs.  During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million.  During January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates.

INCOME TAXES

Taxes on income were 28.0% of pretax income for the second quarter and 27.0% for the first six months of fiscal year 2008, compared to 25.5% for the second quarter and 31.2% for the first six months of the prior year.  The higher effective income tax rate in the second quarter of the current year is attributable an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the year-ago quarter.  The decrease in the effective tax rate for the first six months of fiscal year 2008 is attributable to the gain on the sale of the West Hills facility in the first quarter of fiscal year 2007, which carried a tax rate of 40.4%, partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period.

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

At December 31, 2007, total accounts receivable, net of related reserves, were $76.8 million, compared to $60.4 million at December 31, 2006. The increase is due to the impact on receivables from revenue growth across all three business segments as compared to the year-ago period, a change in timing of federal funds receivable and accounts receivable associated with the acquisition of Advanced Academics on October 31, 2007.   These increases were partially offset by continued improvements in the timeliness of collections of receivables across all three of DeVry’s business segments.

Financial Aid

DeVry is highly dependent upon the timely receipt of federal financial aid funds. In fiscal year 2007, approximately 70% of DeVry University undergraduate students’ tuition, book and fee revenues have been financed by federal financial assistance programs. Keller Graduate School tuition revenues from student participation in federal loan programs were approximately 65% of revenues. Ross University tuition revenues from student participation in federal loan programs were approximately 80% of revenues at both the medical and veterinary schools.  Chamberlain tuition revenues from student participation in federal financial aid programs were approximately 70% of revenues.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At December 31, 2007, cash in the amount of $9.8 million was held in restricted bank accounts, compared to $24.1 million at December 31, 2006.  The decrease in the restricted cash balance is due to timing in the disbursement of such funds.

Cash from Operations

Cash generated from operations in the first six months of fiscal 2008 was $132.1 million, compared to $94.3 million in the prior year period.  Cash flow from operations increased due to higher net income (excluding the gain on sale of assets).   This increase was partially offset by an increase in accounts receivable and by a lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  Accounts receivable increased due to a change in timing of federal funds receivable and accounts receivable associated with the acquisition of Advanced Academics on October 31, 2007.  Variations in the levels of accrued expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

Cash from Investing Activities

Capital expenditures in the first six months of the current year were $28.0 million compared to $16.2 million in the year ago period.  The increase in capital expenditures during the current period is primarily due to DeVry’s exercise of its option to purchase its facility in Alpharetta, Georgia for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  For the remainder of fiscal 2008, management expects the pace of capital expenditures to increase in order to support future growth.  Although there are no new large DeVry University campus sites planned or under construction, there are further facility expansion plans at the Ross University medical and veterinary schools and Chamberlain College of Nursing, and spending to support its real estate optimization strategy.  In addition, spending on information systems is likely to increase for the remainder of fiscal year 2008. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

During the first six months of fiscal year 2008, DeVry executed sale leaseback transactions which resulted in the receipt of total sales proceeds of $38.5 million.  Included in the total sales proceeds was the receipt of $11.2 million from the sale leaseback of the Alpharetta Facility, which DeVry purchased for $11.2 million immediately prior to the leaseback.

Cash outflows relating to the purchase of businesses was $27.5 million in the first six months of fiscal year 2008.  On October 31, 2007, DeVry acquired Advanced Academics Inc., a leading on-line provider of secondary education, for $27.5 million in cash.

During the current year period, DeVry purchased $264.1 million of municipal auction rate securities and investments in mutual funds all of which are classified as available-for-sale securities.  During the current year period, DeVry sold $121.8 million of such securities.

Cash used in Financing Activities

During the first six months of fiscal year 2008, DeVry repurchased, on the open market, 251,100 shares of its common stock at a total cost of approximately $10.2 million.   All of the shares repurchased were related to the share repurchase program announced on November 15, 2006.  The total remaining authorization under the repurchase program was $14.3 million as of December 31, 2007.  The expiration date of the repurchase program is December 31, 2008.  Cash dividends paid during the first six months of the current fiscal year were $3.6 million.

DeVry’s Board of Directors declared a dividend on November 7, 2007 of $0.06 per share to common stockholders of record as of December 14, 2007.  The dividend was paid on January 4, 2008.

Other Contractual Arrangements

DeVry’s only long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At December 31, 2007, there were no outstanding borrowings nor any required payments under DeVry’s revolving credit agreement.

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

Included in DeVry’s consolidated cash balances at December 31, 2007 was approximately $90.5 million attributable to Ross University international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for general corporate purposes such as DeVry University and/or Becker Professional Review.

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

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  The new accounting requirements of SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141R is effective beginning in fiscal year 2010 and will impact the accounting for any acquisitions DeVry may complete beginning in that fiscal year.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB number 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary.  These minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. For DeVry, SFAS 160 is effective beginning in fiscal year 2010.  DeVry does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements as all current subsidiaries are wholly owned.

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute approximately 3.0% of DeVry’s overall assets, and its Canadian liabilities constitute a similarly small percentage of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

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

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon borrowings of $50.0 million, a 1.0% increase in short-term interest rates would result in approximately

$0.5 million of additional annual interest expense. At December 31, 2007, DeVry had no outstanding borrowings.  However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2008 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

On August 25, 2005, DeVry filed a complaint in the Superior Court of California, County of Alameda, against Sierra Bay Contractors, Inc., the general contractor responsible for the construction of a dormitory facility on the DeVry University, Fremont, California campus.  DeVry's complaint sought monetary damages arising out of Sierra Bay's failure to keep the project free from liens filed by subcontractors, and indemnification against subcontractor claims.  Sierra Bay filed a counterclaim in December 2005, asserting that DeVry owed approximately $3 million for work allegedly performed on the project.  DeVry filed additional complaints against the architect, the project manager and an engineering firm, and the Court subsequently consolidated all claims relating to the project, including those of the subcontractors, into the principal case filed by DeVry against Sierra Bay. All claims relating to this matter were settled in December 2007.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry denied all of Daghlian’s allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the UCL, comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  In two Orders dated October 9, 2007, and December 31, 2007,  the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims, dismissed the case, and awarded DeVry its costs of suit.  On January 8, 2008, plaintiffs filed a Notice of Appeal with the U.S. Court of Appeals for the Ninth Circuit.  DeVry intends to vigorously defend itself with respect to this claim.

DeVry is also subject from time to time to claims, administrative proceedings, regulatory reviews and lawsuits incidental to its business. Although the ultimate outcome of pending contingencies is difficult to estimate, at this time DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 6, 2007, DeVry sold 3,455 shares of its Common Stock to two employees of Advanced Academics Inc., for a total of $179,955 in cash, representing a 10% discount from the then-current market value of the stock.  No underwriting discounts or commissions were paid in connection with this sale. These sales, which were made pursuant to an agreement entered into in connection with DeVry’s acquisition of Advanced Academics Inc., and were made without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemptions contained in Sections 3(b) and 4(2) of the Act and the regulations promulgated there under.

Issuer Purchases of Equity Securities

	Total Number of	Average Price Paid	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Shares Purchased	per Share	or Programs[1]	Programs[1]
October 2007	34,500	$41.27	34,500	$17,639,706
November 2007	31,500	$54.02	31,500	15,938,067
December 2007	30,000	$55.27	30,000	14,279,892
Total	96,000	$49.83	96,000	$14,279,892

1On November 15, 2006, the Board of Directors approved a stock repurchase program, pursuant to which up to $35 million of DeVry common stock may be repurchased within the next two years.  This program was announced in a press release filed as an exhibit to DeVry’s Current Report on Form 8-K, which was filed on November 15, 2006.  The total remaining authorization under the repurchase program was $14,279,892 as of December 31, 2007.  The expiration date of the repurchase program is December 31, 2008.

Other Purchases of Equity Securities

	Total Number of	Average Price Paid	Total Number of Shares Purchased as part of Publicly Announced Plans	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or
Period	Shares Purchased[2]	per Share	or Programs	Programs
October 2007	9,285	$53.18	N/A	N/A
November 2007	1,824	$51.14	N/A	N/A
December 2007	126	$55.35	N/A	N/A
Total	11,235	$52.88	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	DeVry held its Annual Meeting of Stockholders on November 7, 2007.

(b)	All Board of Director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

An amendment of Article Seventh of DeVry’s Restated Certificate of Incorporation to change the maximum number of directors that DeVry may have was approved.

Affirmative Votes	Votes Against	Abstain
64,572,133	2,998,114	63,206

Five nominees were elected as Class I Directors to serve until the 2010 Annual Meeting of Stockholders or until their successors are elected and qualified.

Director	Affirmative Votes	Votes Withheld
Connie R. Curran	67,310,814	322,640
Daniel Hamburger	67,243,694	389,760
Lyle Logan	67,086,977	546,477
Harold T. Shapiro	67,342,756	290,698
Ronald L. Taylor	65,127,218	2,506,236

The selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for DeVry for fiscal year 2008 was ratified.

Affirmative Votes	Votes Against	Abstain
66,746,701	877,242	9,510

ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.
Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DeVry Inc.

Date: February 7, 2008                                                                                                     By /s/  Daniel M. Hamburger
        Daniel M. Hamburger
        Chief Executive Officer

Date: February 7, 2008                                                                                                     By /s/  Richard M. Gunst
        Richard M. Gunst
        Senior Vice President and Chief Financial Officer