Form 10-Q
period 2008-03-31
DEVRY INC
filed 2008-05-12
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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
(630) 571-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:
  April 30, 2008 — 71,325,386 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – Financial Information	DEVRY INC.
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,	March 31,
	2008	2007	2007
	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$249,580	$129,155	$135,821
Marketable Securities	2,345	—	—
Restricted Cash	23,077	14,483	58,042
Accounts Receivable, Net	121,523	43,084	95,490
Inventories	63	141	125
Deferred Income Taxes, Net	17,287	13,915	15,501
Prepaid Expenses and Other	20,698	18,207	15,196
Total Current Assets	434,573	218,985	320,175
Land, Buildings and Equipment:
Land	47,478	60,570	60,578
Buildings	200,617	218,836	214,517
Equipment	276,921	260,847	257,757
Construction In Progress	5,816	15,816	15,367
	530,832	556,069	548,219
Accumulated Depreciation and Amortization	(308,001)	(296,742)	(290,655)
Land, Buildings and Equipment, Net	222,831	259,327	257,564
Other Assets:
Intangible Assets, Net	63,859	56,920	58,344
Goodwill	308,671	291,113	291,113
Perkins Program Fund, Net	13,450	13,450	13,450
Marketable Securities	57,637	—	—
Other Assets	14,871	4,318	6,515
Total Other Assets	458,488	365,801	369,422
TOTAL ASSETS	$1,115,892	$844,113	$947,161

LIABILITIES:
Current Liabilities:
Accounts Payable	$36,895	$34,295	$34,283
Accrued Salaries, Wages and Benefits	43,049	47,093	39,912
Accrued Expenses	36,196	32,737	35,771
Advance Tuition Payments	21,405	14,402	12,311
Deferred Tuition Revenue	195,869	37,348	167,064
Total Current Liabilities	333,414	165,875	289,341
Other Liabilities:
Deferred Income Taxes, Net	13,809	18,343	11,811
Accrued Postemployment Agreements	4,114	4,901	5,144
Deferred Rent and Other	28,158	13,028	14,855
Total Other Liabilities	46,081	36,272	31,810
TOTAL LIABILITIES	379,495	202,147	321,151

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,333,000; 71,131,000 and 70,885,000 Shares Issued and Outstanding at March 31, 2008, June 30, 2007 and March 31, 2007, Respectively	722	716	711
Additional Paid-in Capital	164,634	143,580	133,999
Retained Earnings	606,781	510,979	498,589
Accumulated Other Comprehensive Loss	(2,644)	(918)	(159)
Treasury Stock, at Cost (905,384; 436,786 and 275,221 Shares, Respectively)	(33,096)	(12,391)	(7,130)
TOTAL SHAREHOLDERS’ EQUITY	736,397	641,966	626,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,115,892	$844,113	$947,161

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007

REVENUES:
Tuition	$265,253	$226,141	$746,169	$645,850
Other Educational	25,720	19,684	68,859	54,794
Total Revenues	290,973	245,825	815,028	700,644
COSTS AND EXPENSES:
Cost of Educational Services	130,846	125,815	375,761	366,699
Separation Plan Severance	-	1,097	-	1,097
Loss (Gain) on Sale of Assets	-	(957)	3,743	(20,812)
Student Services and Administrative Expense	109,576	90,283	304,138	269,319
Total Costs and Expenses	240,422	216,238	683,642	616,303
Operating Income	50,551	29,587	131,386	84,341
INTEREST:
Interest Income	2,823	1,956	8,122	5,326
Interest Expense	(99)	(774)	(418)	(4,663)
Net Interest Income	2,724	1,182	7,704	663
Income Before Income Taxes	53,275	30,769	139,090	85,004
Income Tax Provision	14,957	7,845	38,124	24,763
NET INCOME	$38,318	$22,924	$100,966	$60,241

EARNINGS PER COMMON SHARE:
Basic	$0.54	$0.32	$1.42	$0.85
Diluted	$0.53	$0.32	$1.40	$0.85

CASH DIVIDEND DECLARED PER COMMON SHARE	$-	$-	$0.06	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended March 31,
	2008	2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$100,966	$60,241
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	4,287	4,347
Depreciation	25,997	26,826
Amortization	4,018	6,568
Provision for Refunds and Uncollectible Accounts	42,197	39,184
Deferred Income Taxes	(6,880)	(2,734)
Loss (Gain) on Disposals of Land, Buildings and Equipment	3,760	(20,575)
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(8,591)	(37,412)
Accounts Receivable	(116,582)	(88,120)
Inventories	83	4
Prepaid Expenses and Other	(11,042)	(2,276)
Accounts Payable	2,527	(5,392)
Accrued Salaries, Wages, Benefits and Expenses	1,593	12,469
Advance Tuition Payments	6,985	(4,250)
Deferred Tuition Revenue	156,004	135,295
NET CASH PROVIDED BY OPERATING ACTIVITIES	205,322	124,175
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(37,392)	(27,539)
Net Proceeds from Sale of Land and Building	52,571	36,642
Payment for Purchase of Business, Net of Cash Acquired	(27,590)	—
Marketable Securities Purchased	(246,278)	—
Marketable Securities-Maturities and Sales	184,854	—
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(73,835)	9,103
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	15,487	4,738
Reissuance of Treasury Stock	787	674
Repurchase of Common Stock for Treasury	(20,206)	(5,317)
Cash Dividends Paid	(7,840)	(3,545)
Excess Tax Benefit from Stock-Based Payments	2,865	180
Borrowings from Revolving Credit Facility	25,000	40,000
Repayments Under Revolving Credit Facilities	(26,895)	(50,000)
Repayments Under Senior Notes	—	(115,000)
NET CASH USED IN FINANCING ACTIVITIES	(10,802)	(128,270)
Effects of Exchange Rate Differences	(260)	230
NET INCREASE IN CASH AND CASH EQUIVALENTS	120,425	5,238
Cash and Cash Equivalents at Beginning of Period	129,155	130,583
Cash and Cash Equivalents at End of Period	$249,580	$135,821
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$311	$4,700
Income Taxes, Net	41,000	17,912

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2007, and in conjunction with DeVry’s quarterly reports on Form 10-Q for the quarters ended September 30, 2007 and December 31, 2007, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended March 31, 2008, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Marketable Securities

Marketable securities consist of auction-rate certificates and investments in mutual funds all of which are classified as available-for-sale securities.  The following is a summary of our short-term and long-term available-for-sale marketable securities at March 31, 2008 (dollars in thousands):
		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value

Short-term Investments:
Bond Mutual Fund	$733	$-	$25	$758
Stock Mutual Funds	1,934	(347)	-	1,587
Total Short-term Investments	$2,667	$(347)	$25	$2,345

Long-term Investments:
Auction Rate Certificates	$59,647	$(2,010)	$-	$57,637
Total Long-term Investments	$59,647	$(2,010)	$-	$57,637

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. At March 31, 2008, contractual maturities of our long-term investments ranged from 18 to 33 years.

At March 31, 2008, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

All mutual fund investments are recorded at fair market value based upon quoted market prices. Due to changing market conditions that have reduced liquidity for Auction Rate Securities, as detailed below, these investments are valued using observable and unobservable inputs, such as internally-developed pricing models. Unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive loss in the consolidated balance sheets.  Realized gains and losses are computed on the basis of specific identification and are included in interest income in the consolidated income statements. DeVry has recorded realized gains of $80,000 for fiscal 2008.  No realized losses have been recorded to date.

As of March 31, 2008, all unrealized losses in the above table have been in a continuous unrealized loss position for less than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be impaired as of March 31, 2008.

As shown in the table above, as of March 31, 2008, DeVry held auction-rate debt securities in the aggregate principal amount of $59.6 million. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Current disruptions in credit markets, however, have adversely affected the auction market for these types of securities. Recent auctions for these securities have not produced sufficient bidders to allow for successful auctions. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.  The liquidity issues associated with DeVry’s portfolio of auction-rate securities has resulted in a $2.0 million decline in the fair market value of these securities and has resulted in a reclassification of these investments from current assets to long-term assets.

For each unsuccessful auction, the interest rates on these securities are reset to a maximum rate defined by the terms of each security, which in turn is reset on a periodic basis at levels which are generally higher than defined short-term interest rate benchmarks.  To date DeVry has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future.  This is the first time DeVry has experienced liquidity issues with its portfolio of auction-rate securities.  Recent auction failures relating to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to DeVry.  DeVry intends to hold its portfolio of auction-rate securities until successful auctions resume, a buyer is found outside of the auction process, the issuers establish a different form of financing to replace these securities, or final payments come due according to contractual maturities ranging from 18 to 33 years.

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $252 million (exclusive of auction-rate securities) and its current borrowing capacity under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Postemployment Benefits

DeVry previously entered into employment agreements with its current Chair of the Board of Directors and a former Chief Executive Officer.  These agreements provided for certain benefits that required accrual over the service period which ended June 30, 2005.  DeVry recognized expense of approximately $28,000 and reduced expense by approximately $7,000, related to these agreements for the three and nine months ended March 31, 2008, respectively.  DeVry recognized expense of approximately $52,000 and $295,000, related to these agreements for the three and nine months ended March 31, 2007, respectively.  The amounts currently provided represent the present value of the obligations relating to these agreements, discounted using a 6.52% rate as of March 31, 2008, and using the sinking fund accrual method.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 35,000 and 459,000 shares of common stock for the three and nine months ended March 31, 2008, respectively, and 894,000 and 948,000 shares of common stock, for the three and nine months ended March 31, 2007, respectively, because their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Basic shares	71,393	70,955	71,260	70,869
Effect of Dilutive Stock Options	1,122	557	1,098	410
Diluted Shares	72,515	71,512	72,358	71,279

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Loss for the three and nine months ended March 31, 2008 and 2007 (dollars in thousands).
	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Balance at Beginning of Period	$(1,788)	$(50)	$(918)	$(424)
Net Unrealized Investment Gains (Losses)	(1,300)	-	(1,442)	-
Translation Adjustments	444	(109)	(284)	265
Balance at End of Period	$(2,644)	$(159)	$(2,644)	$(159)

The Accumulated Other Comprehensive Loss balance at March 31, 2008, consists of $1,202,000 of cumulative translation losses and $1,442,000 of unrealized losses on available-for-sale marketable securities. At March 31, 2007, this balance was composed entirely of cumulative translation losses of $159,000.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $36.0 million and $95.1 million for the three and nine months ended March 31, 2008, respectively. Advertising expense for the three and nine months ended March 31, 2007, was $28.4 million and $82.5 million, respectively.

Recent Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines and establishes a framework for measuring fair value. In addition, SFAS 157 expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). For DeVry, SFAS 157 is effective beginning in fiscal year 2009. DeVry does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment to FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. For DeVry, SFAS 161 is effective beginning in the third quarter of fiscal year 2009. The adoption of SFAS 161 is not expected to have a material impact on DeVry’s consolidated financial statements as DeVry does not currently maintain derivative instruments or engage in hedging activities.

NOTE 3:  STOCK-BASED COMPENSATION

DeVry maintains five stock-based award plans: the 1991 Stock Incentive Plan, the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. The 1999 and 2003 Stock Incentive Plans are administered by a Plan Committee of the Board of Directors subject to approval by the Compensation Committee of the Board of Directors.  The 2005 Incentive Plan is administered by the Compensation Committee of the Board of Directors.  Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, compensation cost is recognized at the grant date for options issued to retirement eligible employees where the options vest upon retirement.

At March 31, 2008, 6,025,164 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the nine months ended March 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	3,316,210	$23.61
Options Granted	610,750	$36.02
Options Exercised	(670,965)	$24.53
Options Cancelled	(112,629)	$28.11
Outstanding at March 31, 2008	3,143,366	$25.69	6.65	$51,305
Exercisable at March 31, 2008	1,751,956	$23.76	5.24	$31,671

The total intrinsic value of options exercised for the nine months ended March 31, 2008 and 2007 was $16,442,000 and $2,748,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value.  It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first nine months of fiscal years 2008 and 2007 were $16.11 and $10.57, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Cost of Educational Services	$451	$395	$1,373	$1,391
Student Services and Administrative Expense	955	839	2,914	2,956
Income Tax Benefit	(189)	(240)	(577)	(947)
Net Stock-Based Compensation Expense	$1,217	$994	$3,710	$3,400

As of March 31, 2008, $13.2 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.6 years. The total fair value of options vested during the nine months ended March 31, 2008 and 2007 was approximately $4.9 million in each period.

There were no capitalized stock-based compensation costs at March 31, 2008 and 2007.

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

On November 15, 2006, DeVry announced that its Board of Directors had established a stock repurchase plan. The stock repurchase plan allows DeVry to buy back up to $35 million of its common stock through December 31, 2008. As of March 31, 2008, DeVry had repurchased, on the open market, 820,573 shares of its common stock at a total cost of approximately $30.7 million. In April 2008, DeVry completed this repurchase plan with the repurchase of an additional 87,826 shares of its common stock for approximately $4.3 million.  These buybacks were funded through available cash balances.

Shares of stock repurchased under the program are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 5:  BUSINESS COMBINATION

Advanced Academics, Inc.

On October 31, 2007, DeVry Inc. acquired the operations of Advanced Academics, Inc. (“AAI”) for $27.6 million in cash, including costs of acquisition. Funding was provided from DeVry’s existing operating cash balances. The results of AAI’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At October 31, 2007

Current Assets	$4,570
Property and Equipment	210
Other Long-term Assets	3,796
Intangible Assets	10,853
Goodwill	17,558
Total Assets Acquired	36,987
Liabilities Assumed	9,351
Net Assets Acquired	$27,636

Of the $10.9 million of acquired intangible assets, $1.3 million was assigned to the value of the AAI trade name which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	As of October 31, 2007
	Value Assigned	Estimated Useful Life

Customer Contracts-Direct to Student	$4,100	6 yrs 8 mths
Customer Contracts-Direct to District	2,900	4 yrs 8 mths
Curriculum/Software	2,500	5 yrs
Other	53	1 yr

DeVry determined this allocation based upon a number of factors, including a valuation analysis prepared by an independent professional valuation specialist. The $17.6 million of goodwill was all assigned to the DeVry University operating segment.

There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(47,289)
Customer Contracts	7,000	(561)
License and Non-compete Agreements	2,684	(2,655)
Class Materials	2,900	(1,450)
Curriculum/Software	2,500	(208)
Trade Names	110	(110)
Other	639	(628)
Total	$63,603	$(52,901)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$53,157

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(42,979)
License and Non-compete Agreements	2,650	(2,617)
Class Materials	2,900	(1,250)
Trade Names	110	(97)
Other	620	(620)
Total	$54,050	$(47,563)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $1.5 million and $3.9 million for the three and nine months ended March 31, 2008, respectively, and $1.8 million and $5.4 million for the three and nine months ended March 31, 2007, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2008	$4,926
2009	2,154
2010	2,204
2011	2,006
2012	1,698

The weighted-average amortization period for amortized intangible assets is three and five years for Chamberlain and Ross University Student Relationships, respectively; approximately six years for AAI customer contracts; six years for License and Non-compete Agreements; 14 years for Class Materials; five years for Curriculum/Software; four years for Trade Names and six years for Other. These intangible assets, except for the Ross University Student Relationships and the AAI Customer Contracts, are being amortized on a straight-line basis. The amount being amortized for the Ross University Student Relationships is based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

Year 1	27.4%
Year 2	29.0%
Year 3	21.0%
Year 4	14.5%
Year 5	8.1%

The amount being amortized for the AAI Customer Contracts is based on the estimated renewal probability of the contracts, giving consideration to the revenue and discounted cash flow associated with both types of customer relationships. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year	Direct to Student	Direct to District
2008	12%	14%
2009	18%	24%
2010	19%	25%
2011	17%	21%
2012	14%	16%
2013	11%	-
2014	9%	-

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

DeVry determined that as of the end of fiscal years 2007 and 2006, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by management. The carrying amount of goodwill related to the DeVry University reportable segment at March 31, 2008 was $39.8 million which was an increase of $17.6 million from June 30, 2007. This increase results from the allocation of the AAI purchase price as described in Note 5-Business Combination.  The carrying amount of goodwill related to the Professional and Training reportable segment was unchanged at $24.7 million at March 31, 2008 and June 30, 2007. The carrying amount of goodwill related to the Medical and Healthcare segment was unchanged at $244.2 million at March 31, 2008 and June 30, 2007.

NOTE 7:  SALE OF FACILITIES

In February 2008, DeVry sold its facility located in Houston, Texas, for approximately $14.5 million in gross proceeds which resulted in a pre-tax gain of approximately $2.2 million.  In connection with the transaction, DeVry entered into an agreement to lease back approximately 60% of the original space in the facility.  The leaseback required the deferral of the gain on the sale.  The gain is being recognized ratably as a reduction to rent expense over the twelve year term of the lease agreement.

In September 2007, DeVry sold its facility located in Seattle, Washington, for approximately $12.4 million.  In connection with the sale, DeVry recorded a pre-tax loss of $5.4 million during the first quarter of fiscal year 2008.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona, for approximately $16.0 million which resulted in a pre-tax gain of approximately $7.7 million. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.  The leaseback required the deferral of a portion of the gain on the sale of the Phoenix facility of approximately $6.6 million. This gain will be recognized as a reduction to rent expense over the ten year life of the lease agreement. The remaining pre-tax gain of $1.1 million was recorded during the first quarter of fiscal year 2008.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia, for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

The recorded net loss on the sale of the facilities and the recognition of the deferred lease credits are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the DeVry University reportable segment.

In September 2006, DeVry sold its facility located in West Hills, California, for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  This gain is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and is related to the DeVry University reportable segment.

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

    Cash payments for the VSP and RIF were approximately $68,000 and $4.5 million, in the three and nine months ended March 31, 2008, respectively. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the fiscal year 2007 VSP and RIF, approximately $0.6 million remained to be paid as of March 31, 2008.

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $107.2 million and $62.2 million attributable to Ross University’s international operations as of March 31, 2008 and 2007, respectively.  As of March 31, 2008 and 2007, cumulative undistributed earnings were approximately $134.8 million and $88 million, respectively.

The effective tax rate was 28.1% for the third quarter and 27.4% for the first nine months of fiscal year 2008, compared to 25.5% for the third quarter and 29.1% for the first nine months in the prior year. The higher effective income tax rate for the first nine months of fiscal year 2007 is attributable to the gain on the sale of the West Hills facility which carried a tax rate of 40.4%.  In fiscal year 2008, there is no corresponding gain and the net loss on the fiscal year 2008 first quarter facility sales which carries a tax rate of 39.1% provided a benefit which decreased the year to date effective tax rate.  This decrease was partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period.  This also influenced the higher effective rate for the second quarter of fiscal year 2008.  The effective income tax rate for the fiscal year ended June 30, 2007 was 27.4%.

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

As of the adoption of FIN 48, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $6.0 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.4 million.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million.  The corresponding amounts at March 31, 2008, were not materially different from the amounts at the date of adoption. DeVry expects the total amount of unrecognized tax benefits to decrease by $4.3 million within 12 months of the reporting date, in one case due to the anticipated approval of a change in accounting method, in another case due to the expiration of the applicable statute of limitations, and in a final item due to an anticipated settlement with tax authorities.

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

NOTE 10:  LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary.  DeVry has the option to expand the revolving credit facility to $275 million.  As of March 31, 2008, June 30, 2007 and March 31, 2007, DeVry had no outstanding borrowings.  DeVry Inc. letters of credit outstanding under the revolving credit facility were approximately $4.3 million, $2.0 million and $2.0 million as of March 31, 2008, June 30, 2007 and March 31, 2007, respectively.

NOTE 11:  COMMITMENTS AND CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry denied all of Daghlian’s allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the UCL, comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  Plaintiffs have filed a Notice signifying their intent to appeal the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  DeVry intends to vigorously defend itself with respect to this claim.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

NOTE 12:  SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.  DeVry presents three reportable segments: the DeVry University undergraduate and graduate and the Advanced Academics operations (DeVry University); the professional exam review and training operations which includes Becker CPA Review and Stalla Review for the CFA Exams (Professional and Training); and the Ross University medical and veterinary school and Chamberlain College of Nursing operations (Medical and Healthcare).

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

Following is a tabulation of business segment information based on the current segmentation for the three and nine months ended March 31, 2008 and 2007. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Revenues:	(Dollars in Thousands)
DeVry University	$222,609	$191,418	$630,768	$549,646
Medical and Healthcare	45,885	37,173	125,711	103,017
Professional and Training	22,479	17,234	58,549	47,981
Total Consolidated Revenues	$290,973	$245,825	$815,028	$700,644
Operating Income:
DeVry University	$27,370	$12,360	$71,151	$37,449
Medical and Healthcare	14,464	12,596	41,327	37,182
Professional and Training	10,930	6,822	24,662	16,819
Reconciling Items:
Amortization Expense	(1,513)	(1,806)	(3,914)	(5,418)
Depreciation and Other	(700)	(385)	(1,840)	(1,691)
Total Consolidated Operating Income	$50,551	$29,587	$131,386	$84,341
Interest:
Interest Income	$2,823	$1,956	$8,122	$5,326
Interest Expense	(99)	(774)	(418)	(4,663)
Net Interest Income	2,724	1,182	7,704	663
Total Consolidated Income before Income Taxes	$53,275	$30,769	$139,090	$85,004
Segment Assets:
DeVry University	$557,340	$455,291	$557,340	$455,291
Medical and Healthcare	447,846	392,398	447,846	392,398
Professional and Training	91,250	76,045	91,250	76,045
Corporate	19,456	23,427	19,456	23,427
Total Consolidated Assets	$1,115,892	$947,161	$1,115,892	$947,161
Additions to Long-lived Assets:
DeVry University	$8,089	$8,188	$29,528	$17,786
Medical and Healthcare	1,336	2,965	7,693	9,524
Professional and Training	10	184	171	229
Total Consolidated Additions to Long-lived Assets	$9,435	$11,337	$37,392	$27,539

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007
Depreciation Expense:	(Dollars in Thousands)
DeVry University	$7,027	$7,914	$20,885	$22,271
Medical and Healthcare	1,415	1,193	4,217	3,447
Professional and Training	112	107	310	367
Corporate	180	247	585	741
Total Consolidated Depreciation	$8,734	$9,461	$25,997	$26,826
Intangible Asset Amortization Expense:
DeVry University	$475	$—	$792	$—
Medical and Healthcare	982	1,743	2,947	5,228
Professional and Training	56	63	175	190
Total Consolidated Amortization	$1,513	$1,806	$3,914	$5,418

In February 2008, DeVry sold its facility located in Houston, Texas, for approximately $14.5 million in gross proceeds which resulted in a pre-tax gain of approximately $2.2 million.  In connection with the transaction, DeVry entered into an agreement to lease back approximately 60% of the original space in the facility.  The gain is being recognized ratably as a reduction to rent expense over the twelve year term of the lease agreement in the DeVry University reportable segment.  In September 2007, DeVry executed a sale leaseback transaction for its facilities in Seattle, Washington, and Phoenix, Arizona. In connection with these transactions, DeVry recorded a pre-tax loss of $4.3 million during the first quarter of fiscal year 2008. This loss is included in operating income of the DeVry University reportable segment for the nine months ended March 31, 2008.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia.  Immediately following the acquisition, DeVry sold the facility to a different party and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease. This income is included in operating income of the DeVry University reportable segment for the nine months ended March 31, 2008.

In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. This gain was included in operating income of the DeVry University reportable segment for the nine months ended March 31, 2007.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the three and nine months ended March 31, 2008 and 2007. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2008	2007	2008	2007
Revenues from Unaffiliated Customers:	(Dollars in Thousands)
Domestic Operations	$249,299	$208,913	$699,595	$598,059
International Operations:
Dominica and St. Kitts/Nevis	38,539	33,550	107,010	92,887
Other	3,135	3,362	8,423	9,698
Total International	41,674	36,912	115,433	102,585
Consolidated	$290,973	$245,825	$815,028	$700,644
Long-lived Assets:
Domestic Operations	$367,973	$317,158	$367,973	$317,158
International Operations:
Dominica and St. Kitts/Nevis	313,024	309,538	313,024	309,538
Other	322	290	322	290
Total International	313,346	309,828	313,346	309,828
Consolidated	$681,319	$626,986	$681,319	$626,986

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 11 to the Consolidated Financial Statements and in Part II, Item 1, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 and filed with the Securities and Exchange Commission on August 24, 2007 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

For the third quarter of fiscal year 2008, DeVry posted solid financial results driven by strong revenue growth and continued operating leverage.  Total revenues rose 18.4%, reaching a quarterly record high of $291.0 million, and net income of $38.3 million increased 67.2% over the prior year period.  Operational and financial highlights for the third quarter of fiscal year 2008 include:

•
All three of DeVry’s business segments achieved double digit revenue and operating profit growth, due to continued strength in new student recruiting and continued demand for DeVry’s high quality educational programs and offerings while making investments to drive future growth.

•	The spring 2008 term marked DeVry University’s tenth consecutive period of positive undergraduate new student growth and seventh consecutive period of positive total student enrollment growth.

•
In connection with its real estate optimization strategy, DeVry sold its Houston campus for approximately $14.5 million.  DeVry is leasing back approximately 60 percent of the original space, and an accounting gain from the sale of the facility of $2.2 million is being recognized ratably over the 12-year lease period.

•	Chamberlain College of Nursing began offering nursing programs at its new campuses in Addison, Illinois, and Phoenix in March 2008. These new locations are co-located with DeVry University campuses.

•	DeVry’s financial position remained strong as it ended the quarter with no debt outstanding and approximately $310 million of cash and short and long-term marketable securities.

The following table illustrates the effects of the loss/(gain) on the sale of facilities and separation plan severance on DeVry’s earnings.  The non-GAAP disclosure of net income and earnings per share, excluding these items, is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago period.  The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):
	For the Nine Months Ended March 31,
	2008	2007
Net Income	$100,966	$60,241
Earnings per Share (diluted)	$1.40	$0.85
Loss (Gain) on Sale of Assets (net of tax)	$2,279	$(12,411)
Effect on Earnings per Share (diluted)	$0.03	$(0.17)
Separation Plan Severance (net of tax)	--	$654
Effect on Earnings per Share (diluted)	--	$0.01
Net Income Excluding the Loss (Gain) on Sale of Assets and Separation Plan Severance (net of tax)	$103,245	$48,484
Earnings per Share Excluding the Loss (Gain) on Sale of Assets and SeparationPlan Severance (diluted)	$1.43	$0.68

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months for both the current and prior fiscal year.  Percents may not add because of rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	45.0%	51.2%	46.1%	52.3%
Loss/(Gain) on Sale of Assets	--	(0.4%)	0.5%	(3.0%)
Separation Plan Severance	--	0.4%	--	0.2%
Student Services & Admin. Expense	37.6%	36.7%	37.3%	38.4%
Total Operating Costs and Expenses	82.6%	88.0%	83.9%	88.0%
Operating Income	17.4%	12.0%	16.1%	12.0%
Interest Income	0.9%	0.8%	1.0%	0.8%
Interest Expense	(0.0%)	(0.3%)	(0.0%)	(0.7%)
Net Interest Income	0.9%	0.5%	1.0%	0.1%
Income Before Income Taxes	18.3%	12.5%	17.1%	12.1%
Income Tax Provision	5.1%	3.2%	4.7%	3.5%
Net Income	13.2%	9.3%	12.4%	8.6%

REVENUES

Total consolidated revenues for the third quarter of fiscal year 2008 of $291.0 million increased 18.4% versus the prior year quarter.  For the first nine months of fiscal year 2008, total consolidated revenues of $815.0 million increased 16.3% versus the same period a year ago.  For both the third quarter and first nine months of fiscal year 2008, revenues increased at all three of DeVry’s business segments as a result of continued growth in total student enrollments, improved student retention, and tuition price increases as compared to the year ago periods.  In addition, revenues increased because of higher sales of Becker CPA review materials and expanding sales of electronic text books (“eBooks”).

DeVry University

DeVry University segment revenues increased by 16.3% in the third quarter to $222.6 million, and rose by 14.8% to $630.8 million for the first nine months of fiscal year 2008.  While DeVry University accounted for the majority of the revenue increase in this segment, revenues at Advanced Academics Inc., which was acquired on October 31, 2007, also contributed to segment revenue growth.  DeVry University tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence tuition revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 9.8% from summer 2006 (37,132 students) to summer 2007 (40,774 students); and

•	Increased by 10.3% from fall 2006 (40,434 students) to fall 2007 (44,594 students); and

•
Increased by 10.3% from spring 2007 (40,637 students) to spring 2008 (44,814 students).  This was DeVry University’s seventh consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 9.7% from summer 2006 (12,671 students) to summer 2007 (13,906 students); and

•	Increased by 10.7% from fall 2006 (11,930 students) to fall 2007 (13,204 students); and

•
Increased by 12.1% from spring 2007 (11,075 students) to spring 2008 (12,410 students).  The spring 2008 term was the tenth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Total graduate coursetakers by session:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 11.1% from the July 2006 session (12,617 coursetakers) to the July 2007 session (14,023 coursetakers); and

•	Increased by 12.7% from the September 2006 session (14,069 coursetakers) to the September 2007 session (15,857 coursetakers); and

•	Increased by 12.5% from the November 2006 session (13,920 coursetakers) to the November 2007 session (15,657 coursetakers); and

•	Increased by 13.7% from the January 2007 session (15,278 coursetakers) to the January 2008 session (17,377 coursetakers); and

•	Increased by 15.2% from the March 2007 session (14,756 coursetakers) to the March 2008 session (17,005 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2007; and

•	Graduate school program tuition increased by approximately 0% to 5%, depending on location, for the July 2007 session.

Management believes the increased undergraduate student enrollments were most significantly impacted by investments in marketing and recruiting, continued strong demand for DeVry University’s online programs and a heightened focus on the retention of existing students.  Management believes efforts at Keller to enhance brand awareness through improved messaging have produced positive enrollment results.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of eBooks.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates were an increase in DeVry University scholarships and a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students primarily are enrolled in online programs and in programs offered at DeVry University centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.  In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased in both the third quarter and first nine months of fiscal year 2008, as compared to the prior year periods.  These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD® proprietary loan program for financing students’ education.  Lower interest charges are primarily the result of an improvement in the timeliness of receivable collections as compared to the prior year periods.

Medical and Healthcare

Medical and Healthcare segment revenues increased 23.4% to $45.9 million in the third quarter and grew 22.0% to $125.7 million for the first nine months of fiscal year 2008 as compared to the year-ago periods.  While Ross University accounted for the majority of the revenue increase in this segment, increasing enrollments at Chamberlain College of Nursing (“Chamberlain”) also contributed to segment revenue growth.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

•	Increased by 9.9% from May 2006 (3,428 students) to May 2007 (3,767 students); and

•	Increased by 4.3% from September 2006 (3,724 students) to September 2007 (3,885 students); and

•	Increased by 7.0% from January 2007 (3,747 students) to January 2008 (4,011 students).

Ross University new student enrollment by term:

•	Decreased by 5.2% from May 2006 (439 students) to May 2007 (416 students) as a result of a lower number of transfer students in May 2007 as compared to the prior year term; and

•
Decreased by 8.9% from September 2006 (628 students) to September 2007 (572 students) as a result of capacity constraints in the peak September term and a lower number of transfer students in September 2007 as compared to the prior year term; and

•	Increased by 11.1% from January 2007 (496 students) to January 2008 (551 students).

Chamberlain College of Nursing total enrollment by term:

•	Increased by 83.3% from July 2006 (594 students) to July 2007 (1,089 students).

Tuition rates:

•	Tuition and fees for the Ross University beginning core sciences programs increased by approximately 5.4% for the September 2006 term and approximately 6.8% effective with the September 2007 term;

•
Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5.0% for the September 2006 term and approximately 7.5% effective with the September 2007 term; and

•	Tuition for Chamberlain increased approximately 5% for the 2007-2008 academic year (effective July 2007).

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study.  Management believes the increasing enrollments at Ross University for the past several terms resulted from enhancements made to its marketing and recruiting functions, as well as steps taken to meet increasing student demand such as adding faculty, classrooms, and a new student center and gymnasium.

The increase in student enrollments at Chamberlain was attributable to its growing RN to BSN online completion program and the opening of its Columbus campus in March 2007.  Also, during March 2008, Chamberlain began offering nursing programs at its campuses in Addison, Illinois, and Phoenix.  These locations are co-located with existing respective DeVry University campuses.

Professional and Training

Professional and Training segment revenues rose 30.4% to $22.5 million in the third quarter and increased by 22.0% to $58.5 million for the first nine months of fiscal year 2008 as compared to the year-ago periods. The primary reasons for the increase were higher sales of CPA review courses on CD-ROM and increased enrollment in Becker Professional Review’s CPA review courses.  Management believes these increases are being driven largely by Becker’s success in capturing the continuing strong demand for CPAs from accounting and consulting firms.

Revenue from Other Sources

Other Educational Revenue increased by 30.7% to $25.7 million during the third quarter and grew 25.7% to $68.9 million during the first nine months of fiscal year 2008 as compared to the prior year periods. As discussed above, the primary drivers for the increase in Other Educational Revenue were increased sales of Becker CPA Review course materials on CD-ROM and strong sales of eBooks at DeVry University, partially offset by a decrease in interest charged on undergraduate student receivables.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and the staff that supports educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 4.0% to $130.8 million during the third quarter and grew 2.5% to $375.8 million during the first nine months of fiscal year 2008, as compared to the year-ago periods.  Cost increases were incurred in support of the higher number of DeVry University Centers, expanding online program enrollments and from Advanced Academics, which was acquired on October 31, 2007. In addition, cost increases were incurred at Ross University to both support increasing student enrollments and capacity expansion to drive future growth.  Also, Cost of Educational Services increased due to the operation of two additional Chamberlain locations which began offering programs in March 2008.  Partially offsetting these cost increases were expense savings realized from the voluntary and involuntary work force reductions taken at DeVry University during the fourth quarter of fiscal year 2007.  In addition, DeVry realized facility cost reductions from its ongoing real estate optimization program.

As a percent of revenue, Cost of Educational Services decreased to 45.0% in the third quarter of fiscal year 2008 from 51.2% during the prior year period.  For the first nine months of fiscal year 2008, Cost of Educations Services decreased to 46.1% from 52.3% in the year-ago period.  These decreases were the result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.  Management anticipates improvements in operating leverage to continue during the fourth quarter of fiscal year 2008, albeit not at the same level achieved during the first nine months as expenses are expected to increase based on additional hiring and project spending to support future revenue growth.

Separation Plan Severance

During the third quarter of fiscal 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees.  DeVry recorded a pre-tax charge of approximately $1.1 million in the third quarter of fiscal year 2007 in relation to the number of employees who accepted the separation plan as of March 31, 2007.  This charge consisted of severance pay and extended medical and dental benefits coverage. The charge was separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and was related to the DeVry University reportable segment.

Loss (Gain) on Sale of Assets

In February, 2008, DeVry University completed the sale of its 98,000 square foot Houston facility for approximately $14.5 million of gross proceeds. DeVry is leasing back approximately 60 percent of the original space. An accounting gain from the sale of the facility of $2.2 million is being recognized ratably over the 12-year lease period.

In September 2007, DeVry sold its facility located in Seattle, Washington, for approximately $12.4 million.  In connection with the sale, DeVry recorded a pre-tax loss of $5.4 million during the first quarter of fiscal year 2008.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona, for approximately $16.0 million which resulted in a pre-tax gain of approximately $7.7 million. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.  The leaseback required the deferral of a portion of the gain on the sale of the Phoenix facility of approximately $6.6 million. This gain is being recognized as a reduction to rent expense over the ten year life of the lease agreement. The remaining pre-tax gain of $1.1 million was recorded during the first quarter of fiscal year 2008.

In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia, for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

The recorded net loss on the sale of the facilities and the recognition of the deferred lease credits are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the DeVry University reportable segment.

In September 2006, DeVry sold its facility located in West Hills, California, for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  This gain is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and is also related to the DeVry University reportable segment.

These transactions were executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure the optimal mix of large campuses, small campuses and DeVry University centers to meet the demand of each market that it serves.  This process also improves capacity utilization and enhances economic value.  This strategy may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings such as Chamberlain College of Nursing at DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, including whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

This expense category includes recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses. All new student recruitment expenditures are charged to expense as incurred.

Student Services and Administrative Expense increased 21.4% to $109.6 million during the third quarter and grew by 12.9% to $304.1 million during the first nine months of fiscal year 2008 as compared to the year-ago periods.  The increase in expenses primarily represents additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  Increased new student enrollments, as described above, at all three of DeVry’s business segments are believed to be, in part, attributable to the higher level and effectiveness of this spending.  In addition, cost increases were incurred in information technology and student services.  Also, expenses were higher as compared to the year-ago periods as a result of the acquisition of Advanced Academics, which was purchased on October 31, 2007.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University, net of increased amortization of finite-lived intangible assets resulting from the acquisition of Advanced Academics on October 31, 2007.  Amortization expense decreased approximately $0.3 million and approximately $1.5 million during the respective three and nine month periods ended March 31, 2008, as compared to the year-ago periods.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

DeVry University

DeVry University segment operating income increased 121% to $27.4 million during the third quarter and increased 90.0% to $71.2 million during the first nine months of fiscal year 2008, as compared to the prior year periods.  Revenue increased and gross margin improved significantly during the third quarter and first nine months of fiscal year 2008, which was partially offset by the loss from sale leaseback transactions.  In September 2007, DeVry executed sale leaseback transactions for its facilities in Seattle, Washington; Phoenix, Arizona; and Alpharetta, Georgia. In connection with these transactions, DeVry recorded a pre-tax loss of $3.7 million during the first quarter of fiscal year 2008.  During the first nine months of fiscal year 2007, DeVry recorded pre-tax gains of $20.8 million associated with facility sales and recorded a pre-tax charge of $1.1 million in connection with a voluntary separation plan.  The loss in the current year period and gain and charge in the prior year period are included in operating income of the DeVry University reportable segment.  Excluding the impact of the asset sales in both the current and prior year nine month periods and the voluntary separation plan charge in the prior year period, DeVry University fiscal year operating income of $74.9 million increased $57.2 million from $17.7 million in the year-ago period.

Medical and Healthcare

Medical and Healthcare segment operating income increased 14.8% to $14.5 million during the third quarter and grew 11.1% to $41.3 million during the first nine months of fiscal year 2008 as compared to the prior year periods.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year periods as compared to the prior year periods even as faculty, staff and facilities were being added in connection with the operation of two additional campuses which began offering programs in March 2008.  The increase was partially offset by an increase in the allocation of corporate expenses to this business unit, including information technology, human resources and legal, based upon current usage of such services.

Professional and Training

Professional and Training segment operating income rose 60.2% to $10.9 million during the third quarter and increased 46.6% to $24.7 million during the first nine months of fiscal year 2008 as compared to the year-ago periods.  The increase in operating income is the result of higher revenue and improved operating leverage as discussed earlier.

INTEREST

Interest income increased 44.3%, to $2.8 million during the third quarter and rose 52.5% to $8.1 million during the first nine months of fiscal year 2008 as compared to the prior year periods.  The increase was attributable to higher levels of invested cash balances and marketable securities with higher interest rates as compared to the prior year periods.  The increase in invested cash balances and marketable securities was attributable to improved operating cash flow and proceeds received from the sale of assets, as discussed earlier.

Interest expense decreased 87.2% to $0.1 million during the third quarter and dropped 91.0% to $0.4 million during the first nine months of fiscal year 2008 as compared to the year-ago periods.  The decrease in interest expense was attributable to lower average borrowings and lower amortization of deferred financing costs.  During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million.  During January 2007, DeVry amended its revolving credit agreement, which among other things, reduced the spread on applicable interest and fee rates.

INCOME TAXES

Taxes on income were 28.1% of pretax income for the third quarter and 27.4% for the first nine months of fiscal year 2008, compared to 25.5% for the third quarter and 29.1% for the first nine months of the prior year.  The higher effective income tax rate in the third quarter of the current year is attributable an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the year-ago quarter.  The decrease in the effective tax rate for the first nine months of fiscal year 2008 is attributable to the gain on the sale of facilities in the first nine months of fiscal year 2007, which carried a tax rate of 40.4%, partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period.

Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with the governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources.  Over the past several months, some lenders announced that they were exiting certain private loan programs for some schools.  DeVry expects that these actions will not have a material impact on its students’ ability to access funds for their educational needs and thus its enrollments.

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

At March 31, 2008, total accounts receivable, net of related reserves, were $121.5 million, compared to $95.5 million at March 31, 2007. The increase is due to the impact on receivables from revenue growth across all three business segments as compared to the year-ago period, a change in timing of federal funds receivable and accounts receivable associated with the acquisition of Advanced Academics on October 31, 2007.   These increases were partially offset by continued improvements in the timeliness of collections of receivables across all three of DeVry’s business segments.

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

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  The HEA was reauthorized in the fall of 1998 to redefine and extend the numerous financial aid programs then in existence.  Typically, the HEA is amended every five years, but this process has been delayed.  The United States Congress has extended the HEA several times, with the current extension ending in May 2008.  Legislation is currently pending to further extend the HEA.  As reauthorization moves forward, there may be proposals for change that could adversely affect the amount of financial aid available to students. There is no assurance that such federal funding will be continued at its present level or in its present form.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in both the United States and Canada. Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities.  Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against DeVry.

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At March 31, 2008, cash in the amount of $23.1 million was held in restricted bank accounts, compared to $58.0 million at March 31, 2007.  The decrease in the restricted cash balance is due to timing in the disbursement of such funds.

Cash from Operations

Cash generated from operations in the first nine months of fiscal 2008 was $205.3 million, compared to $124.2 million in the prior year period.  Cash flow from operations increased due to higher net income (excluding the gain on sale of assets) and an increase in advance tuition payments and deferred tuition revenue driven by increased student enrollments.  This increase was partially offset by an increase in accounts receivable and by a lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  Accounts receivable increased due to a change in timing of federal funds receivable and accounts receivable associated with the acquisition of Advanced Academics on October 31, 2007.  Variations in the levels of accrued expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

Cash from Investing Activities

Capital expenditures in the first nine months of the current year were $37.4 million compared to $27.5 million in the year ago period.  The increase in capital expenditures during the current period reflects DeVry’s exercise of its option to purchase its facility in Alpharetta, Georgia, for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  For the fourth quarter of fiscal 2008, management expects the pace of capital expenditures to increase in order to support future growth, and anticipates full year fiscal 2008 capital spending in the range to $40 to $45 million.  Although there are no new large DeVry University campus sites planned or under construction, there are further facility expansion plans at the Ross University medical and veterinary schools and Chamberlain College of Nursing, and spending to support its real estate optimization strategy.  In addition, spending on information systems is likely to increase for the remainder of fiscal year 2008. Other new or expanded operating locations are expected to be in leased facilities, thus requiring less capital spending.

During the first nine months of fiscal year 2008, DeVry executed sale leaseback transactions which resulted in the receipt of total sales proceeds of $52.6 million.  Included in the total sales proceeds was the receipt of $11.2 million from the sale leaseback of the Alpharetta facility, which DeVry purchased for $11.2 million immediately prior to the leaseback.

Cash outflows relating to the purchase of businesses was $27.6 million in the first nine months of fiscal year 2008.  On October 31, 2007, DeVry acquired Advanced Academics Inc., a leading online provider of secondary education, for $27.5 million in cash.

During the current year period, DeVry purchased $246.3 million of municipal auction rate securities and investments in mutual funds all of which are classified as available-for-sale securities.  During the current year period, DeVry sold $184.9 million of such securities.

Cash used in Financing Activities

During the first nine months of fiscal year 2008, DeVry repurchased, on the open market, 465,100 shares of its common stock at a total cost of approximately $20.2 million.   All of the shares repurchased were related to the share repurchase program announced on November 15, 2006.  The total remaining authorization under the repurchase program was $4.3 million as of March 31, 2008.  In April 2008, DeVry completed this repurchase plan with the repurchase of an additional 87,826 shares of its common stock for approximately $4.3 million.  Cash dividends paid during the first nine months of the current fiscal year were $7.8 million.

DeVry’s Board of Directors declared a dividend on November 7, 2007 of $0.06 per share to common stockholders of record as of December 14, 2007.  The dividend was paid on January 4, 2008.

Other Contractual Arrangements

DeVry’s only long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At March 31, 2008, there were no outstanding borrowings nor any required payments under DeVry’s revolving credit agreement.  DeVry Inc. letters of credit outstanding under the revolving credit facility were approximately $4.3 million, $2.0 million and $2.0 million as of March 31, 2008, June 30, 2007 and March 31, 2007, respectively.

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

Included in DeVry’s consolidated cash balances at March 31, 2008 was approximately $107.2 million attributable to Ross University international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for general corporate purposes such as DeVry University and/or Becker Professional Review.

Management believes that current balances of unrestricted cash, cash generated from operations and, if necessary, the revolving loan facility, will be sufficient to fund both DeVry’s current operations and current growth plans for the foreseeable future unless future significant investment opportunities, similar to the acquisition of Ross University, should arise.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines and establishes a framework for measuring fair value.  In addition, SFAS 157 expands disclosures about fair value measurements. In February 2008, the FASB deferred the effective date of SFAS 157 for one year for all non financial assets and non financial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  For DeVry, SFAS 157 is effective beginning in fiscal year 2009.  DeVry does not expect that the adoption of SFAS 157 will have a material impact on its consolidated financial statements.

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

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, An amendment to FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. For DeVry, SFAS 161 is effective beginning in the third quarter of fiscal year 2009.  The adoption of SFAS 161 is not expected to have a material impact on DeVry’s consolidated financial statements as DeVry does not currently maintain derivative instruments or engage in hedging activities.

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute approximately 2.0% of DeVry’s overall assets, and its Canadian liabilities constitute a similarly small percentage of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

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

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon borrowings of $50.0 million, a 1.0% increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At March 31, 2008, DeVry had no outstanding borrowings.  However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

PART II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry denied all of Daghlian’s allegations and removed the action to the U.S. District Court for the Central District of California.  On June 11, 2007, the District Court issued an Order certifying a class under the UCL, comprised of students who enrolled and paid tuition at a California DeVry school in the four years prior to the date when the suit was filed.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  Plaintiffs filed a Notice signifying their intent to appeal the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  DeVry intends to vigorously defend itself with respect to this claim.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 2008	31,500	$54.34	31,500	$12,568,125
February 2008	82,500	$47.45	82,500	8,653,800
March 2008	100,000	$43.93	100,000	4,260,561
Total	214,000	$46.82	214,000	$4,260,561

1On November 15, 2006, the Board of Directors approved a stock repurchase program, pursuant to which up to $35 million of DeVry common stock may be repurchased within the next two years.  This program was announced in a press release filed as an exhibit to DeVry’s Current Report on Form 8-K, which was filed on November 15, 2006.  The total remaining authorization under the repurchase program was approximately $4.3 million as of March 31, 2008.  In April 2008, DeVry completed this repurchase plan with the repurchase of an additional 87,826 shares of its common stock for approximately $4.3 million.   The expiration date of the repurchase program is December 31, 2008.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2008	--	$--	N/A	N/A
February 2008	6,447	$51.44	N/A	N/A
March 2008	--	$--	N/A	N/A
Total	6,447	$51.44	N/A	N/A

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

DeVry Inc.

Date: May 12, 2008	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: May 12, 2008	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief
Financial Officer