Form 10-K
period 2008-06-30
DEVRY INC
filed 2008-08-27
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: JUNE 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

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
December 31, 2007 - $3,227,970,055

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
August 15, 2008 — 71,412,130 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 13, 2008, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2008

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

DeVry, through its wholly-owned subsidiaries, owns and operates DeVry University, Advanced Academics, Ross University, Chamberlain College of Nursing, and Becker Professional Review.

DeVry University, founded by Dr. Herman DeVry in 1931, offers associate, bachelor’s and master’s degree programs in technology; healthcare technology; business and management. DeVry University is one of the largest private, degree-granting, regionally accredited, higher education systems in North America. Undergraduate and graduate degree programs are offered in the United States, Canada and online.  Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management, which was founded in 1973 by Dennis J. Keller and Ronald L. Taylor.

Advanced Academics, founded in 2000, provides online secondary education to school districts throughout the United States. DeVry acquired Advanced Academics in October 2007.  The addition of Advanced Academics has further diversified DeVry’s curricula.  Advanced Academics and DeVry University comprise the DeVry University segment.

Ross University, which was founded in 1978, is one of the world’s largest providers of medical and veterinary medical education. Ross University comprises Ross University School of Medicine, located in the Caribbean country of Dominica, and Ross University School of Veterinary Medicine, located in St. Kitts. DeVry acquired Ross University in May 2003.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry in March 2005.  Chamberlain offers several nursing degree and degree completion programs at its four campuses in the United States and online. With Ross University, Chamberlain makes up DeVry’s Medical and Healthcare segment.

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

Student enrollments in DeVry’s degree granting programs, including DeVry University, Ross University and Chamberlain College of Nursing, follow.

Percent of Enrollments by Degree			Percent of Enrollments by Program
	Fall 2006	Fall 2007		Fall 2006	Fall 2007
Doctoral	6.5%	6.8%	Technology	32.5%	30.8%
Master’s	21.3%	21.3%	Business	57.6%	57.1%
Bachelor’s	61.7%	61.4%	Medical and Health	9.9%	12.1%
Associate	10.5%	10.5%

Financial and descriptive information about DeVry’s operating segments is presented in Note 15, “Segment Information,” to the Consolidated Financial Statements.  Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years then ended.

DEVRY UNIVERSITY

The mission of DeVry University is to foster student learning through high-quality, career-oriented education integrating technology, business and management.  DeVry University delivers practitioner-oriented undergraduate and graduate programs onsite and online to meet the needs of a diverse and geographically dispersed student population.  Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management.

Curriculum

DeVry University offers degree programs in the following areas:

Associate Degree Programs	Bachelor’s Degree Programs	Master’s Degree Programs
Accounting	Business Administration with majors/concentrations in:	Educational Technology
Electroneurodiagnostic Technology	Accounting	Electrical Engineering
Electronics & Computer Technology	Business Information Systems	Keller Graduate School of Management:
Health Information Technology	Finance	Accounting and Financial Management
Network Systems Administration	Health Services Management	Business Administration
Web Graphic Design	Hospitality Management	Human Resource Management
	Human Resource Management	Information Systems Management
	Operations Management	Network and Communications Management
	Project Management	Project Management
	Sales & Marketing	Public Administration
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
Game and Simulation Programming
Information Technology
Network and Communications Management
Technical Management with specialization in:
Criminal Justice
Health Information Management
Business Administration
General Technical Management

Students access these programs through a North American system of 91 locations as well as through DeVry University Online.  In addition to these degree programs, DeVry University offers certificate programs and classes to non-degree students wishing to take courses for personal or professional enrichment.

DeVry University reviews and revises its curricula on a regular basis for relevance to both students and employers.  In addition, new programs and degrees are regularly evaluated to improve DeVry University’s educational offerings and respond to competitive changes in job markets.

Some of the more significant developments from the past several years are summarized below.

—
In 2005, a bachelor’s degree in game and simulation programming (GSP) was introduced, targeted for students who plan to work in the computer and video game industry or in career fields utilizing simulations such as crime scene investigation, education, and military training.

—
In 2006, a criminal justice specialty within the bachelor’s degree technical management (BSTM) program was introduced. The criminal justice specialty is designed for students with at least one year of professional experience in law enforcement, criminal justice, or a closely related field, and for students who wish to obtain additional credentials for career advancement.

—
In 2006, an online finance concentration within the bachelor’s degree business administration program (BSBA) and an online health information management (HIM) technical specialty within the bachelor’s degree in technical management (BSTM) were introduced.

—
In 2007, an associate degree program in web graphic design (WGD) was introduced to prepare students to develop graphic media – web pages, marketing collateral, advertising, instructional material and multimedia.

—	In 2007, in addition to the graduate program offerings of Keller Graduate School of Management, DeVry University began offering a masters degree in educational technology.

—
In 2008, DeVry launched the Keller Center for Corporate Learning to provide education and training solutions to companies to help meet their organizational needs and the goals of their individual employees with the programs offered through DeVry University, its Keller Graduate School of Management and Becker Professional Review.

—
In July 2008, DeVry launched an associate degree program in electronics and computer technology (ECT), two bachelor’s degree programs in electronics engineering technology (EET) and computer engineering technology (CET) – all online, as well as a new online-only master’s degree program in electrical engineering (MSEE).

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

Keller Graduate School of Management emphasizes excellence in teaching, student mastery of practical management skills, and service to working adults.  The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers.  Keller offers classes in the evening, on weekends and online, which enables students to complete their degrees using whatever combination of online and onsite coursework suits their needs.  To broaden the scope and appeal of its master degree programs, Keller has developed concentrations and graduate certificates.   Most faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality, and international matters are woven throughout the curricula.

Keller’s Master of Accounting and Financial Management program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Fraud Examiner, or Chartered Financial Analyst. The Certified Public Accountant and Chartered Financial Analyst concentrations were developed in conjunction with Becker Professional Review.  Keller’s Master of Project Management program abides by the operational and educational criteria set forth by the Project Management Institute (“PMI”) and is in candidacy status to earn accreditation through PMI’s global Accreditation Center. Coursework within Keller’s Master of Human Resource Management program is in alignment with the HR Curriculum Guidelines and Templates established by the Society for Human Resource Management. The Master of Public Administration program offers students a choice of three tracks: government management, nonprofit management, and health management.

Academic Calendar

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of three academic periods of 16 weeks each, comprising either a 15-week semester or two eight-week sessions. All online courses, Keller Graduate School programs, and most undergraduate programs are offered in eight-week sessions.

Online Delivery and Technology

DeVry University has offered online graduate programs since September 1998, and online undergraduate programs since 2001. Our online course offerings have increased every year, and we expect to continue to add online programs and concentrations in the future. By offering courses online, we can better serve students whose schedules or personal circumstances prevent them from attending classes in person, optimize use of classroom space, and offer students the latest educational technologies.

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

All of the Keller master’s degree programs are offered online. DeVry University offers the following undergraduate degree programs in an online format:

—	Accounting
—	Business Administration
—	Computer Engineering Technology
—	Computer Information Systems
—	Electrical and Computer Technology
—	Electrical Engineering Technology
—	Game and Simulation Programming
—	Health Information Technology
—	Network and Communications Management
—	Network Systems Administration
—	Technical Management

In addition to our online degree programs, many undergraduate and graduate courses are taught using an integrated learning system, or “hybrid model,” that incorporates both onsite and instructor-guided online activities.

Enrollment Trends

In spring 2008, 44,814 full and part-time students were enrolled in DeVry University’s undergraduate day, evening, and online programs. There were 16,537 coursetakers in DeVry University graduate programs, including its Keller Graduate School of Management, for the term that began in May 2008.  The term coursetaker refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

Total undergraduate enrollment in summer 2008 was 45,907, an increase of 12.6% compared to 40,774 in the previous summer. There were 16,017 graduate coursetakers in the July term, an increase of 14.2% from the same term of last year. Coursetaker enrollment in DeVry University online program offerings in summer 2008 was 44,503, an increase of 23.6% over the prior year.

The following table provides historical enrollment data for DeVry University’s undergraduate operation, including both onsite and online students.

	Undergraduate New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2009	16,595			19.3%
2008	13,906	13,204	12,410	9.7%	10.7%	12.1%
2007	12,671	11,930	11,075	12.2%	11.9%	6.9%
2006	11,293	10,663	10,359	7.3%	6.4%	16.4%
2005	10,522	10,018	8,902	0.9%	(5.8)%	6.4%

	Undergraduate Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2009	45,907			12.6%
2008	40,774	44,594	44,814	9.8%	10.3%	10.3%
2007	37,132	40,434	40,637	2.5%	4.9%	5.5%
2006	36,220	38,546	38,523	(4.8)%	(2.3)%	1.2%
2005	38,036	39,450	38,083	(5.8)%	(8.3)%	(6.8)%

The following table provides historical coursetaker enrollment for DeVry University’s graduate operation including its Keller Graduate School of Management.

	Graduate Coursetakers
Fiscal Year	July	September	November	January	March	May
2009	16,017
2008	14,023	15,857	15,657	17,377	17,005	16,537
2007	12,617	14,069	13,920	15,278	14,756	14,290
2006	11,434	12,732	12,777	13,776	14,029	13,148
2005	10,276	12,129	12,368	12,597	12,496	12,113

	% Change Over Prior Yr
	July	September	November	January	March	May
2009	14.2%
2008	11.1%	12.7%	12.5%	13.7%	15.2%	15.7%
2007	10.3%	10.5%	8.9%	10.9%	5.2%	8.7%
2006	11.3%	5.0%	3.3%	9.4%	12.3%	8.5%
2005	8.4%	9.0%	9.7%	5.8%	5.8%	8.7%

The following table provides historical enrollment for DeVry University’s undergraduate and graduate online coursetakers.

	Online Coursetakers*
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2009	44,503			23.6%
2008	36,001	41,128	43,889	26.0%	27.1%	25.0%
2007	28,580	32,369	35,111	35.7%	32.9%	22.5%
2006	21,068	24,357	28,912	67.3%	50.0%	46.3%
2005	12,590	16,236	19,759	92.8%	78.9%	79.1%
____________

*	Online coursetakers are included in the new and total undergraduate and graduate student counts.

Population trends

The total postsecondary student population can be thought of as two categories of students: career-launchers, who are mostly traditional college-age students; and career-enhancers, who are mostly working adults.

According to the U.S. Department of Education, between 1995 and 2005 enrollment in degree granting institutions increased by 23%, from 14.3 million to 17.5 million.  Enrollment increases may be affected both by population growth and by rising rates of enrollment.  Between 1995 and 2005, the number of 18- to 24-year olds increased from 25.5 million to 29.3 million, and the percentage of 18- to 24-year olds enrolled in college rose from 34% to 39%.

The number of young students has been growing more rapidly than the number of older students, but this pattern is expected to change.  The U.S. Department of Education estimates that between 1990 and 2005 enrollment of students under age 25 increased by 33%.  Enrollment of persons 25 and older rose by 19% during the same period.  From 2005 to 2015, the National Center for Education Statistics projects a rise of 15% in enrollments of persons under 25, and a rise of 21% in enrollments of persons 25 and older.  Many external forces have combined to inspire older students to attend college today: the development of the knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and growing recognition of the importance of lifelong learning.

The National Center for Education Statistics estimates that in 2005 as many as 40% of all college students were at least 25 years old, up from about 28% in 1970 and 39% in 2000. DeVry believes that more than half of our undergraduate students are at least 25 years old. More significantly, at DeVry University online and DeVry University centers, which are designed for the adult student and have been the fastest growing portion of our operations, we estimate that at least 80% of the students are age 25 or older. Projections indicate that the percentage of this age group attending college will remain constant at approximately 40% until 2014. The Bureau of Labor Statistics projects that through 2010, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow nearly twice as fast as those not requiring such education.

Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Census Bureau, in 2004, the average income of U.S. employees with a bachelor’s degree was approximately $51,550, more than 80% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.

DeVry University’s student body is increasingly diverse and many come from lower income families or are first in their family to attend college. Some DeVry University campuses rank near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined. In particular, DeVry University was ranked as among the top producers in the country of minority graduates earning bachelor’s degrees in the fields of computer and information sciences (CIS), and business, marketing and management by Diverse Issues in Higher Education (June 2008).

Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2005	Fall 2006	Fall 2007
Undergraduate	77.9%	76.9%	76.6%
Graduate	22.1%	23.1%	23.4%

Age	Fall 2005	Fall 2006	Fall 2007
24 and Under	37.6%	35.1%	33.3%
25-39	48.0%	50.1%	51.3%
40 and Over	14.4%	14.7%	15.3%
Unknown	0.0%	0.1%	0.1%

Gender	Fall 2005	Fall 2006	Fall 2007
Male	59.7%	58.4%	56.3%
Female	40.3%	41.6%	43.7%

Ethnicity	Fall 2005	Fall 2006	Fall 2007
White, non-Hispanic	43.0%	43.4%	42.9%
Black, non-Hispanic	29.5%	29.1%	29.1%
Hispanic	14.3%	13.3%	13.2%
Asian/Pacific Islander	7.7%	6.9%	6.6%
American Indian/Alaska Native	0.8%	0.7%	0.8%
Non-resident/Alien	1.5%	2.4%	1.7%
Unknown	3.2%	4.2%	5.7%

Advanced Academics

Advanced Academics is a leading provider of online secondary education.  Founded in 2000 and headquartered in Oklahoma City, Oklahoma, Advanced Academics partners with school districts to help more students graduate high school.  Through Web-based course instruction using a proprietary technology platform, Advanced Academics provides a broad range of programs including virtual high schools, supplemental courses, test preparation and remediation.  This model is flexible, providing a comprehensive end-to-end solution as well as unbundled, customized programs based on individual school needs.  Advanced Academic’s programs are taught by certified teachers, and students have access to around-the-clock support.

Advanced Academics operates virtual high schools in six states.  Since its inception, Advanced Academics has delivered online learning programs to more than 40,000 students in more than 200 school districts.  DeVry acquired Advanced Academics on October 31, 2007.

MEDICAL AND HEALTHCARE

Ross University

Ross University operates two schools: Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree, and Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree. Together, the two Ross schools had 4,064 students enrolled in the May 2008 semester. More than 6,500 graduates have received Ross M.D. degrees since 1978; these individuals are practicing in all 50 states. More than 2,200 graduates have received Ross D.V.M. degrees.

Ross medical students complete a four-semester (approximately 16 months) basic science and pre-clinical curriculum in modern classrooms and laboratories at a campus located in Dominica, followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at the Dominica campus or at the Ross location in Miami or at an affiliated hospital facility in Saginaw, Michigan. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they can complete the remainder of the 10-semester program by participating in clinical rotations under Ross University direction, and conducted at more than 50 affiliated teaching hospitals in the United States.

During July 2008, Ross University announced it will open a teaching location in Freeport, Grand Bahama, in January 2009.  The Ross University Freeport campus will initially accommodate students in the University’s medical school. The students will initially be housed and taught in temporary space in Grand Bahama with Ross’s new 60,000-80,000 square foot campus targeted to open in 2010. The Ross Dominica campus will continue to maintain its location as the medical school’s primary campus. All students in the medical school will begin their training in Dominica, with a portion of third and forth semester students transferring to Freeport.  The Ross University Freeport campus, located 52 miles from Fort Lauderdale, will grow to accommodate the future expansion needs of Ross University’s medical program, as well as potentially adding other degree programs. The new campus will initially have 18 - 25 faculty members, and will be equipped for further growth as demand increases. Depending upon the pace of development, capital expenditures related to opening the branch campus, including land, buildings and equipment, is expected to be in the range of $35-$60 million over the next 5 years.

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

Ross veterinary students complete a seven-semester pre-clinical curriculum in a large modern facility in St. Kitts. This program is structured to provide a veterinary education that is modeled after educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction at one of 21 affiliated U.S. Colleges of Veterinary Medicine.

	Ross University New Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	September	January	May	September	January	May
2008	572	551	481	(8.9)%	11.1%	15.6%
2007	628	496	416	9.2%	28.2%	(5.2)%
2006	575	387	439	40.6%	67.5%	63.8%
2005	409	231	268	(12.4)%	(36.7)%	26.4%

	Ross University Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2008	3,876	4,011	4,064	4.1%	7.0%	7.9%
2007	3,724	3,747	3,767	15.4%	14.8%	9.9%
2006	3,227	3,264	3,428	(3.8)%	4.5%	13.2%
2005	3,353	3,122	3,029	5.6%	(3.3)%	(8.5)%

The average Ross medical student is 27 years old — two years older than the U.S. medical school average — and the student population is approximately 56% male. The average Ross veterinary student also is 27 years old — one year older than the U.S. veterinary school average — and the student population is more than 72% female. Most Ross students are either citizens or permanent residents of the United States.

Chamberlain College of Nursing

DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing more than a century ago, Chamberlain offers programs in nursing education leading to one of two degrees: a Bachelor of Science in Nursing (“BSN”), or an Associate of Science in Nursing (“ASN”). Students enroll at campuses in St. Louis, Missouri; Columbus, Ohio, Phoenix, Arizona; Addison, Illinois; and online.  Chamberlain had approximately 2,200 students enrolled in the July 2008 semester.

Chamberlain’s BSN program is a traditional on-campus baccalaureate program.  The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four year BSN programs where students take the summer off.  Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s “fast track” RN to BSN completion program in as little as three semesters.  The ASN program is a six-semester year round program offered onsite or online.  In addition, Licensed Practical Nurses (“LPNs”) receive up to 10 hours of credit for their previous work and can complete an ASN degree through either the onsite or online programs.  Beginning October 2008, Chamberlain will discontinue the online delivery of its Associates of Science in Nursing Degree program offered through its St. Louis, Missouri campus.  Approximately 35 students will be affected by the discontinuation of this program.

Both degree programs provide nursing skill training and general education. Pre-licensure students complete clinical training at hospitals or other healthcare facilities. Chamberlain has developed numerous partnerships with hospitals for this purpose.

Ninety percent of Chamberlain students are female. Students in the on-campus BSN program tend to be younger, yet most enter Chamberlain with previous college credits.  Those in the ASN program tend to be non-traditional adult students who are changing careers.

According to the U.S. Bureau of Labor Statistics, RNs constitute the largest healthcare occupation in the United States with 2.3 million jobs.  The U.S. Department of Health and Human Services projects that the demand for RNs will grow by 27.3% over the next several years.

Acquisition of U.S. Education

On July 30, 2008, DeVry announced it would acquire U.S. Education Corporation (“USEC”) for $290 million in cash.  USEC is the parent organization of Apollo College and Western Career College and is headquartered in Mission Viejo, California.  Apollo College and Western Career College prepare students for careers in healthcare through certificate and associate degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting.  Apollo College is nationally accredited by the Accrediting Council of Independent Colleges and Schools.  Western Career College is regionally accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges.  The two colleges operate 17 campus locations in the western United States and currently serve more than 8,700 students.  Upon completion of the acquisition, USEC will become part of DeVry’s Medical and Healthcare segment.

PROFESSIONAL AND TRAINING

Becker Professional Review is a global leader in professional education and training serving the accounting and finance professions. Its primary product lines are review courses preparing students to take the Certified Public Accountant and Chartered Financial Analyst examinations. Through its CPA and CFA review courses, Becker served more than 50,000 students in fiscal year 2008.  Becker CPA Review is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years.  For 2007, all ten of the Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker.  For 2005 and 2006, 7 of the 10 Elijah Watt Sells Award winners prepared with Becker.

In 2001, DeVry acquired Stalla Seminars, now called Stalla Review for the CFA Exams, a leading provider of CFA review courses and materials.  Stalla offers live, online and self study CFA review programs in the United States and in major financial centers around the world.  Stalla has become a leader in course-centric, comprehensive CFA exam preparation for 30 years.  Through its classes, resources and our expanding partnerships with firms, local CFA societies, universities, and other global affiliates, Stalla serves thousands of candidates every year worldwide.

To reach students who cannot attend class because of location or schedule conflicts, Becker CPA Review offers complete review courses in more flexible formats, including CD-ROM or online. Becker’s online products are interactive, and offer the same instructor-led lessons and materials available in the classroom course. The online course also provides each student an online instructor who offers individualized attention and assistance as needed. CD-ROM and online review course enrollments have grown steadily during the past several years, equaling approximately 60% of total enrollment.

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

Enrollment trends

Becker CPA Exam Review

The Uniform CPA Examination (“CPA exam”) is prepared and administered by the American Institute of Certified Public Accountants (“AICPA”).  The CPA exam is offered only in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice.  The demand for CPAs remains strong and the number of exam candidates has increased significantly during the past several years.  Based on the most recent surveys released by the AICPA, hires reported by CPA firms for summer of 2007 had a compound annual growth rate of over 22% over the hiring numbers from the last survey covering the 2003-04 base year.  The AICPA has predicted a 9-10% annual growth in CPA exam candidates through 2010.

Stalla Review for the CFA® Exams

The CFA exam review is a graduate-level curriculum and examination program intended to expand a candidate’s working knowledge and skills relating to the investment decision-making process. The curriculum is broken into three “levels,” each of which builds upon another and concludes with an examination. The CFA designation is often referred to in practice as the “gold standard” for investment professionals, serving as a standard for measuring practitioner-oriented competence and integrity in fields including corporate finance, portfolio management, securities analysis and ethical and professional standards. Stalla’s approach to CFA exam preparation — The “Stalla System” — combines expert, comprehensive instruction, an integrated suite of learning tools continuous guidance and academic support in a program personalized to fit candidates’ unique learning styles and scheduling requirements.

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

Nearly 119,000 candidates from 165 countries enrolled for the June 2008 CFA exam, bringing total enrollments for fiscal year 2008 to more than 175,000 — an increase of 25% over 2007. Of the total enrollments for fiscal year 2008, 32% of candidates were from the United States, 37% were from Asia-Pacific, 16% were from Europe and 8% were from Canada. The majority of the remaining candidates were from Latin America, Africa and the Middle East. The strongest recent candidate enrollment growth has come from outside of North America — particularly within the Asia/Pacific area. Stalla has demonstrated positive enrollment and revenue growth in North American and other markets.

Continuing Professional Education

Becker offers customized educational and training programs in the fields of accounting, finance and project management to help organizations achieve superior performance through work force development. Since instruction can be conducted at the organization’s site, Becker provides a unique and cost-effective continuing education model.

COMPETITION

DeVry University

The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. According to the National Center for Education Statistics, there were approximately 6,540 Title IV eligible postsecondary education institutions in the United States as of the Fall 2006, including approximately 2,680 private, for-profit (“market-funded”) schools; approximately 2,010 public, non-profit schools (“publicly-funded” e.g. state institutions and community colleges); and approximately 1,850 private, non-profit (“privately-funded”) schools. According to the U.S. Department of Education, in the fall of 2006 approximately 18.2 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV of the Higher Education Act.

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

Tuition at independent privately-funded institutions is, on average, higher than the tuition at DeVry University. Publicly-supported colleges may offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to market-funded schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community college enrollments have grown significantly in recent years and these institutions may be viewed as competitors, they also provide DeVry University an opportunity to serve their graduates: we have a number of articulation and transfer agreements in place with community colleges that make it easier for their graduates to continue their education to earn a bachelor’s degree at DeVry University.

For more information on DeVry University tuition, please read the section entitled “Tuition and Fees.”

Geography and Consistency

DeVry University campuses and centers are located in 26 states, with multiple locations within many of the states, as well as one location in Canada.  As such, we offer a national system of educational offerings to adults who may be transferred or choose to move from one part of the country to another. In addition, we offer all our graduate programs and nearly all undergraduate programs through DeVry University online, making these programs available to all qualified students without regard to their location or daily schedule.  In most markets where it operates, DeVry University offers a broader range of elective course options than its competitors.

To ensure that students can readily transfer from one DeVry University location to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory requirements).

Undergraduate Programs

DeVry University’s competitive strengths in the market for undergraduate programs include:

—	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;

—	Faculty with relevant industry experience;

—	Well-developed undergraduate career service program;

—	National brand name recognition and market presence;

—	Regional accreditation;

—	Modern facilities and well-equipped laboratories;

—	Evening, weekend, and online class schedules;

—	Year-round academic schedule that permits more flexible attendance and earlier graduation; and

—
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

Graduate Programs

DeVry University’s competitive strengths in the market for graduate programs include:

—	A practitioner approach to education that stresses skills and strategies that employers value;

—	Excellence in teaching by a faculty of practicing professionals;

—	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;

—	Convenience of more than 80 onsite teaching locations in major metropolitan areas nationwide; and

—
Flexible schedules with six sessions each year which enable new students to start their program any time of the year and continuing students to take a session off, if necessary, to accommodate their schedules.

Graduate programs, both onsite and online, are offered in six, eight-week sessions each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday, for the convenience of students with heavy travel or other demands on their time.

As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. Enrollments in DeVry University’s graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing quality practical education.

Medical and Healthcare

Ross University

In the medical education market, Ross University competes with the 129 U.S.-based schools of medicine, 25 U.S. colleges of osteopathic medicine, and approximately 25 Caribbean-based medical schools. In the veterinary education market, Ross competes with AVMA accredited schools, of which 28 are U.S., 4 are Canadian and 7 are international veterinary schools.  In addition, Ross competes with 2 non-AVMA Caribbean veterinary schools.

Ross University attracts potential students for several reasons. For some, Ross is their first or only choice of schools because of our commitment to and focus on teaching. Others applied to U.S.-based medical or veterinary schools but were not admitted. Some students elected not to apply to U.S. schools because of self-perceived deficiencies in their academic record or standardized test scores.

For 2007, it is estimated that applications to U.S. medical and veterinary medical schools aggregated over 42,000 and 6,000, respectively.  From these applicant pools, approximately 45% and 47%, respectively, were accepted.  An additional estimated 4,400 students were accepted to U.S. osteopathic medical schools. Acceptance levels have remained largely unchanged for more than two decades, but have recently started to increase with the authorization or opening of several new allopathic and osteopathic schools.

Medical and veterinary school applicants who were denied admission to U.S. schools constitute a large segment of prospective students for Ross University. Based upon the number of Medical College Admission Test (“MCAT”) takers, which decreased to approximately 67,800 in 2007 (down from approximately 70,900 in 2006), management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the Association of American Medical Colleges, the demand for medical education is expected to increase over the next decade by approximately 30%, spurred by a physician supply/demand imbalance that is projected to grow. The capacity of U.S. medical schools has not changed materially in more than two decades.  However, some expansion is likely in the U.S. medical education industry in the future because of the growing supply/demand imbalance for medical doctors. Management believes the veterinary medical education market is subject to some of the same forces.

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

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare, with more than 2.3 million nursing jobs in the United States alone. It is estimated that more new nursing jobs will be created in the United States during the next decade than in any other healthcare profession. The strong job market for nurses has spurred applications to nursing schools, but has not yet produced a sufficient increase in educational capacity.  It is estimated by the American Association of Colleges of Nursing that over 36,000 qualified applicants were turned away from U.S. baccalaureate degree-granting nursing schools in 2007 because of lack of capacity.

Nationally, Chamberlain competes in the nursing education market with more than 800 programs leading to RN licensure.  These include both four-year educational institutions and two-year community colleges.  However, Chamberlain has an advantage over many of its competitors because it offers an accelerated three-year BSN program and an ASN program that can be taken either onsite or online.

Professional and Training

Becker competes with other methods of CPA and CFA exam preparation, including self-study courses sponsored by the CFA Institute and affiliated societies, courses offered by colleges and universities, and courses offered by other private training companies. Becker typically charges more for exam preparation than colleges and private competitors.

With its 50-plus year history and track record of preparing students to pass the CPA exam, Becker differentiates itself from competitors by providing:

—	Extensive and constantly updated review and practice test materials;

—	Experienced, well qualified instructors for each of the areas of specialty included in the exam;

—	Courses available in several formats, including live class, self study CD, and online sessions, to meet candidate needs for flexibility and control; and

—	Practice simulations and software functionality, similar to those used in the actual exam.

Becker’s CD-ROM and online courses offer a wider range of study alternatives than other course providers. Becker students have a high success rate on the exam; some of Becker students enroll after taking other review courses or studying independently without success.

Stalla differentiates itself from competitors by employing an expert-led, comprehensive approach to preparation focused on helping candidates master and apply CFA curriculum topics and pass their exams. Other advantages over competing programs include:

—	A curriculum produced by more than 50 CFA Charterholders and subject matter experts;

—	An instructional team that includes Charterholders, practitioners and subject matter experts, all of whom are skilled teachers;

—	Materials that are continually updated to reflect the most recent CFA curriculum, with a rigorous quality assurance process in place;

—	Courses that are available in several formats, including live class, self study CD, and online sessions, to meet candidate needs for flexibility and control; and

—	Access for all Stalla System candidates to a team of CFA Charterholder, upon whom they can rely for ongoing and unlimited support and expert guidance.

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

STUDENT RECRUITING AND ADMISSION

DeVry University

Direct Recruiting

DeVry University employs approximately 1,200 admissions advisors, not including managers and other administrative staff who support the recruiting process, throughout the United States and Canada. Admissions advisors are salaried, full-time DeVry employees. There are admissions advisors at each DeVry University location who work with potential applicants.

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

Certain states and Canadian provinces require advisors and student recruiters to be licensed or authorized by a particular regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit schools from paying commissions, bonuses, or incentives to student recruiters based directly or indirectly on the number of students they enroll. DeVry believes that its compensation practices were designed to be in compliance with current regulations.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act.  DeVry made a timely production of documents and continues to offer its full cooperation to the government in carrying out its inquiry.  DeVry believes that its compensation practices were designed to be in compliance with current regulations.

Many of our applicants are older working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from nearby community colleges. DeVry University has entered into articulation agreements with community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry University. A growing number of new students enrolling in our undergraduate programs have some prior college experience. In addition, military veterans with military-specific technical training are attracted to DeVry University’s practical career-oriented education and extensive geographic reach.

Admissions advisors visited more than 7,000 high schools, community colleges, military bases, and other locations in North America last year, making presentations on career choices — particularly in business and technology-related fields — and on the importance of a college education. Participating students complete career surveys, which provide a large and important source of recruiting inquiries. Admissions advisors also receive student inquiries generated by DeVry University’s web-site, the Internet, direct mail, television, radio and print advertising. Follow-up interview sessions with prospective students generally take place at a DeVry University location or in the student’s home with his or her parents.

DeVry University also recruits students through its Corporate Education Program (“CEP”).  The program is designed to meet the education needs of corporate clients and their employees with DeVry University program offerings.  A national network of corporate account managers directs its student recruiting efforts primarily at Fortune 1000 companies leveraging relationships with these clients through DeVry University’s career services organization.

Marketing and Outreach

To enhance the productivity of our admissions advisors, DeVry University increased its emphasis on local marketing and outreach, recognizing that potential applicants in different market areas can be better recruited by targeted means and messages.

DeVry University currently advertises on various Internet sites, television and radio, in magazines and newspapers, and utilizes telemarketing and direct mail to reach prospective students. During fiscal 2008, we increased efficiency in inquiry generating marketing efforts, focusing on nationally efficient advertising vehicles, including Internet, television and direct mail.  We continuously update our marketing programs in order to better communicate the quality of our degree programs and the value of a DeVry University education.  In January 2008, DeVry University launched a career-focused brand campaign, entitled “We Major in Careers,” that is grounded in DeVry University’s graduate employment rate that spans more than 30 years.  The campaign is a culmination of more than a year’s worth of in-depth consumer, marketplace and brand research.  The creative content is based upon “real students / real stories” who provide a testimonial on a DeVry University education and graduate employment success.  “We Major in Careers” is an integrated campaign that includes Internet, broadcast and print advertising, as well as direct mail and local marketing efforts.

DeVry University markets to high school students in several unique ways.  For example, since July 2004, we have worked with the Chicago Public School system to create the DeVry Advantage Academy. This program allows high school students with an aptitude for mathematics and technology to complete their junior and senior year of high school coursework at DeVry University’s Chicago campus while also taking college-level courses taught by DeVry University faculty. Upon completion, Advantage Academy students will have the opportunity to graduate with both a high school diploma and an associate degree in Network Systems Administration. All tuition, textbooks, and educational materials are paid for by the Chicago Board of Education and DeVry University. This program began with an initial enrollment of 128 students in 2004. From this first class, which graduated in June 2006, approximately 90% earned their high school diploma, and approximately 81% earned their associate degree. In June 2008, a class of 121 students graduated and a class of approximately 100 students will begin in September 2008.  DeVry University replicated this model program in conjunction with the Columbus, Ohio School District in July 2006.  In June 2008, the Columbus Advantage Academy graduated its first class of 22 students, all of whom are continuing their education, enrolling at colleges and universities across the United States this fall to pursue bachelor’s degrees.  In July 2008, a class of 24 students will begin.  Efforts are underway to launch similar Advantage Academy programs in other metropolitan areas.

Other outreach and recruitment initiatives include weekend SAT preparatory classes for high school seniors, Career Reality workshops to teach students and educators about trends in business and industry, free summer classes for high school students seeking a head start on business and technology college credits, and fellowships for high school and community college faculty and administrators.  Another example is HerWorld®, an innovative program designed to encourage and reinforce interest in business and technology careers among high school girls.

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

Medical and Healthcare

Ross University

The Ross University School of Medicine and School of Veterinary Medicine focus their marketing efforts on attracting highly qualified, primarily U.S. and Canadian applicants, with the motivation and requisite academic ability to complete their educational programs and to pass the United States Medical Licensing Exam and the North American Veterinary Licensure Examination, respectively.  Ross’ marketing effort includes direct e-mail marketing, visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, targeted direct mail campaigns, information seminars in 40 major markets throughout the United States, Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets, print ads in major magazines, newspapers, as well as college newspapers.

Ross employs regional admissions representatives in ten cities throughout the U.S. who seek out and pursue student interest in our two programs.  Senior Associate Directors of Admissions and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts.  Admission requirements include a minimum of 90 earned undergraduate credit hours, though a bachelor’s degree is strongly preferred.  The successful applicant must have all prerequisite sciences (with labs), mathematics, and English courses as dictated by the admissions committee of both the medical and veterinary schools respectively.  All candidates for admission must interview with an associate director at one of our sites in New Jersey, Miami, Providence, Charlotte, Dallas, Los Angeles, Anaheim, Orlando, Denver, Chicago or Ontario, Canada.  All admission decisions are made by the admissions committees of the medical and veterinary schools.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Arizona, Illinois, Missouri and Ohio high schools, employ targeted direct mail and Internet campaigns, cultivate alumni referrals, and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises in healthcare career publications, in newspapers, and on television and radio. Chamberlain’s extensive informational web-site generates nearly one-third of all potential applicant inquiries.

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

Professional and Training

Becker markets its courses directly to potential students and to selected employers, primarily the large national and regional accounting and financial services firms. Alumni referrals, direct mail, print advertising, electronic mail, and a network of on-campus recruiters at colleges and universities across the country also generate new students for Becker’s CPA and CFA review courses. The Becker web-site is another source of information for interested applicants.

Becker delivers its CPA review courses on about 70 college campuses, recruiting students attending that institution. Becker also is the preferred provider of CPA review for several of the country’s largest CPA firms.

The CFA exam review course is now offered in an expanded number of classroom locations and online. Dozens of CFA societies, including those in Toronto, Washington D.C., Chicago, Singapore, and Hong Kong, have adopted Stalla as their preferred provider of CFA preparation programs. Also, several prominent investment firms and universities are on the Stalla client roster, further expanding the reach and prominence of the Stalla brand.

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

DeVry University

Regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, and is an important strength for DeVry University. Management believes regional accreditation offers DeVry University a significant advantage over most other market-funded colleges. DeVry University has been accredited by the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”), which is one of the six regional collegiate accrediting agencies in the U.S. College and university administrators depend on the accredited status of an institution when evaluating transfers of credit and applications to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions.

Keller Graduate School of Management was first awarded its accreditation in 1977, and DeVry Institutes was first awarded North Central Association (now HLC) accreditation in 1981. Each school was separately accredited until February 2002, when the North Central Association approved the merger of DeVry Institutes and Keller Graduate School into a single institution with the name DeVry University. After a comprehensive evaluation visit in August 2002, the HLC approved a 10-year re-accreditation for DeVry University. HLC further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two.

In addition to regional accreditation, the baccalaureate electronics engineering technology programs at most of DeVry University’s U.S. locations are accredited by the Technology Accreditation Commission of ABET (“TAC of ABET”), an accreditation board for applied science, computing, engineering, and technical educations. Baccalaureate computer engineering technology programs at several DeVry University U.S. locations are also accredited by ABET. The associate level electronics engineering technology program in North Brunswick, New Jersey is also TAC of ABET accredited.

DeVry University campuses will apply for TAC of ABET accreditation for the biomedical engineering technology program, and additional campuses will apply for accreditation of the computer engineering technology program, when their first classes graduate from these programs. Similarly, newer DeVry University campus locations will apply for TAC of ABET accreditation for their eligible programs when their first classes graduate.

The associate degree health information technology programs offered online and at DeVry University locations in Atlanta, Chicago, Columbus, Dallas, Ft. Washington, Houston, and Southern California are accredited by the Commission on Accreditation for Health Informatics and Information Management Education. Additional DeVry campuses are in the process of applying for this accreditation for their programs.

The province of Alberta granted accreditation to DeVry Calgary to confer Bachelor of Technology degrees in 2001 and accreditation to confer Bachelor of Science degrees in 2006. DeVry Calgary is the first and only market-funded institution in Canada to be provincially accredited to grant bachelor’s degrees. Through an arrangement with the Alberta Department of Advanced Education, the State of Arizona, and the NCA, the computer engineering technology and network and communications management curricula offered at DeVry Calgary fall under the accreditation of DeVry University (Arizona) as an off-site instructional location. The computer engineering technology and electronics engineering technology programs are accredited by the Canadian Technology Accreditation Board (CTAB).

Advanced Academics

Advanced Academics is accredited by the North Central Association of Colleges and Schools and the Commission of International and Trans-Regional Accreditation.

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

The Veterinary School has been recognized and accredited as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Veterinary School is American Veterinary Medical Association (“AVMA”) listed and has affiliations with 22 AVMA-accredited U.S. colleges of veterinary medicine so that Ross students can complete their final three semesters of study in the United States. Only students who graduate from an AVMA-listed school are eligible for U.S. licensure.

The Veterinary School has undergone a consultative visit from the AVMA Council on Education as a precursor to the University applying to the AVMA for accreditation as an international school.  The University has received a site visit report covering the consultative visit from the AVMA Council on Education and is implementing the AVMA’s recommendations.

Chamberlain College of Nursing

Chamberlain College of Nursing is HLC accredited. Both the ASN and BSN programs are approved by the respective State Boards of Nursing of Arizona, Illinois, Missouri and Ohio and accredited by the National League for Nursing Accrediting Commission. The BSN program is also accredited by the Commission on Collegiate Nursing Education.

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

Many states and Canadian provinces require market-funded postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $19 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing and Becker Professional Review. We have posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

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

TUITION AND FEES

DeVry University

Effective with the summer 2008 term, DeVry University’s U.S. undergraduate tuition ranges from $515 to $560 per credit hour for students enrolling in 1 to 11 credit hours.  Tuition ranges from $310 to $330 per credit hour for each credit hour in excess of 11 credit hours.  These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 4.3% as compared to the summer 2007 term.

Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition ranging from $32,095 to $33,650. A full-time student enrolled in the eight-term undergraduate business administration program will pay total tuition ranging from $56,530 to $59,270, including the application fee and tuition deposit.

Undergraduate tuition rates at DeVry University are below the average tuition at four-year independent institutions, but generally are higher than the average at four-year publicly supported institutions. For the academic year 2007-2008, the average annual tuition and fees at four-year private schools was reported by the College Board to be $23,712, an increase of 6.3% from last year. The average annual tuition and fees at four-year publicly supported institutions increased 6.6% from last year to $6,185, and two-year publicly supported institutions reportedly increased their tuition by 4.2% to $2,361 per year. While these increases were significantly lower than the double-digit increases in the recent past, they continue to increase faster than the rate of inflation.

Effective with the July 2008 term, Keller Graduate School of Management program tuition per classroom course (four quarter credit hours) ranges from $1,845 to $2,100, depending on location. This represents an expected weighted average increase of 3.1%. The price for a graduate course taken online is $2,100, compared to $2,050 previously.

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

In addition to the tuition amounts described above, undergraduate students at DeVry University incur technology charges each semester that vary depending upon their location and enrollment status.  Some DeVry University programs, including the computer information systems and electronics and computer technology programs, require students to purchase a laptop computer at some locations. Students also must purchase their own textbooks, electronic course materials and supplies.

Medical and Healthcare

Ross University

Effective September 2008, tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools are $13,650 per semester. This tuition rate represents an increase from September 2007 tuition rates of approximately 5.4%. Tuition and fees for the final clinical portion of the programs are $15,000 per semester for the medical school, and $17,150 per semester for the veterinary school. These amounts do not include the cost of books, supplies, transportation or living expenses.

DeVry believes that Ross University’s tuition is at the middle of the range among private medical and veterinary schools, but approximately equal to or higher than tuition in publicly supported medical and veterinary schools. Tuition rates at most medical and veterinary schools, including Ross University, have increased every year, and management believes rates will continue to increase.

Chamberlain College of Nursing

Tuition for the 2008-2009 academic year is $546 per credit hour. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $6,552 per semester. This represents an increase from 2007-2008 academic year tuition rates of approximately 5%.  These amounts do not include the cost of books, supplies, transportation, living expenses, or other fees.

DeVry believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but equal to or higher than tuition in publicly supported schools. Tuition rates at most nursing schools have increased every year, and management believes they will continue to increase.

Professional and Training

The price of the complete classroom Becker CPA review course is $2,825. The complete CPA review course on CD-ROM and the complete online review course are the same price. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $910 per section. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses and for students employed by participating accounting firms.

The current list price for the CFA exam course ranges from $1,190 to $1,490, and Stalla offers various promotional program discounts.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending DeVry University, Ross University and Chamberlain College of Nursing finance their education through a variety of sources, including government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments.  Students attending the Becker CPA or Stalla CFA review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.

The following table summarizes DeVry’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal year ended June 30, 2007.  Final data for fiscal year 2008 is not yet complete.

Title IV Program Funding:
Grants and Loans	64%
Federal Work Study	1%
Total Title IV Program Funding	65%
State Grants	3%
Private Loans	6%
Student accounts, cash payments, private scholarships, employer provided tuition assistance and other	26%
Total	100%

DeVry University assists its undergraduate students in locating part-time employment to supplement their incomes and help finance their education. Data from the National Center for Education Statistics indicates that almost half of all full-time college students between the ages of 18 and 24 are employed, but we believe the employment rate among DeVry University full-time undergraduate students is higher.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  The HEA was reauthorized by the United States Congress on July 30, 2008, and was signed into law by the President on August 14, 2008.

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

1. Grants.  Students in DeVry University’s undergraduate degree granting programs may participate in the Pell, Federal Supplemental Education Opportunity Grant, National Science and Mathematics Access to Retain Talent Grant and the Academic Competitiveness Grant.  Students in Chamberlain College of Nursing’s undergraduate degree programs may participate in the Pell, Federal Supplemental Education Opportunity and Academic Competitiveness grant programs.

—
Federal Pell grants.  These funds, available to all eligible undergraduate students who demonstrate financial need, do not have to be repaid. For the 2008-2009 school year, eligible students can receive Pell grants ranging from $400 to $4,731.

—
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

—
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

—
Academic Competitiveness Grant (“ACG”).  New in 2006-2007, this grant was authorized by Congress to stimulate enrollment in rigorous secondary courses of study.  The awards are restricted to Pell-eligible students in their first or second year of post-secondary degree-seeking studies who have completed a rigorous secondary course of study.  Rigorous courses of study are defined by State Education Authorities.  Award amounts are $750 for students in their first year of study and $1,300 for students in their second year of study.  Students in their second year of study must have attained a 3.0 cumulative grade point average.

2. Loans.  DeVry University, Chamberlain College of Nursing and Ross University students participate in the Stafford and PLUS programs within the Federal Family Education Loan Program (“FFELP”).  DeVry University undergraduate students may participate in the Federal Perkins Direct Student Loan Program.

—
Subsidized Stafford loan:  awarded on the basis of student financial need, it is a low-interest loan with interest charges and principal repayment delayed until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher academic year, increasing to $8,500 per academic year for graduate students.

—
Unsubsidized Stafford loan:  awarded to students who do not meet the needs test or as an additional supplement to the subsidized Stafford loan for independent students. These loans incur interest from the time funds are disbursed, but actual interest payments may be deferred until the principal payments begin. Unsubsidized loan limits per academic year range from $6,000 for students in their first academic year to $7,000 in later years, increasing to $12,000 per academic year for graduate and professional program students.  Total Stafford Loan limit is $20,500 per academic year, with a $138,500 Stafford Loan aggregate borrowing limit that includes Stafford Loan amounts borrowed as an undergraduate. Of the $20,500 in academic year borrowings, no more than $8,500 may be in subsidized loans.

—
PLUS loan:  enables a graduate student or parents of a dependant undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed.  Graduate students and parents may also borrow funds through the Federal Graduate PLUS program up to the cost of attendance which includes allowances for tuition, fees and living expenses.

—
Federal Perkins loan:  is a low-interest loan available only to those students who demonstrate exceptional financial need. Perkins loans are available up to a maximum of $4,000 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution.

3. Federal work-study.  This program offers work opportunities, both on or off campus, on a part-time basis to undergraduate students who demonstrate financial need. Work-study wages are paid partly from federal funds and partly from qualified employer funds.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University and Chamberlain. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year.  The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions. Final data for fiscal 2008 is not yet complete.

	Fiscal Year
	2007	2006
DeVry University:
Undergraduate	70%	75%
Graduate	65%	60%
Ross University	80%	63%
Chamberlain College of Nursing	70%	35%

Ross University’s percent of revenue from federal financial assistance programs increased from 63% in fiscal year 2006 to 80% in fiscal year 2007 primarily due to introduction of the Graduate Plus loan program during 2007.  Chamberlain College of Nursing’s percent of revenue from federal financial assistance programs increased from 35% in fiscal year 2006 to 70% in fiscal year 2007 due to growing student enrollments and enhanced financial aid packaging.

State financial aid programs

Several states, including Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Vermont offer state grant and loan assistance to eligible undergraduate students.

Private Loan Programs

Some DeVry University, Chamberlain College of Nursing and Ross University students rely on private (nonfederal) loan programs for financial assistance.  These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards.  The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.  The average borrowing for DeVry University students participating in these programs is less than $9,000 per year.  DeVry estimates that approximately one-half of the borrowings under private loan programs are used by students to pay for non-educational expenses, such as room and board.

Prior to 2006, Ross University students relied heavily on private loan programs to meet the gap between tuition and Stafford loan eligibility as well as to meet living costs.  Legislation introduced in February 2006 expanded the parent loan program (PLUS) eligibility to graduate students.  This lower-cost, non-credit based program is now used in place of private loan programs for most U.S. citizens and permanent residents.

Some Ross students also borrow under private loan programs to pay the portion of their tuition that exceeds federal loan limits, as well as to meet living expenses while they are in school. Ross University also offers a limited number of full tuition scholarships to eligible students.

Most private loans are approved using the student or co-borrower’s credit history.  The cost of these loans varies, but in almost all cases will be more costly than the federal programs.  The application process is separate from the traditional financial aid process.  Student finance personnel at DeVry’s degree granting institutions coordinate these processes to assure that all students receive assistance from the federal and state programs first.  A small percentage of these loans were issued from opportunity or school-backed pools.  Opportunity pools were made available to students with little or no credit history or some adverse credit history, who otherwise would not qualify for a private loan.  School-backed programs typically contain an up-front cost-sharing component or a recourse provision for defaulted loans.  Less than 3% of the total private loans to DeVry University’s students were made under a school-backed program and, while it participates in certain cost sharing programs, DeVry University has no current agreement with a recourse provision or opportunity pools.

DeVry maintains a recommended lender list as a service to students, and selects the lenders through open and competitive requests for proposals. The recommended list helps students sort through an array of loan offers they may receive from scores of lenders. DeVry develops the list of recommended lenders based on their ability to provide services including the following:

—	Competitive rates and terms for students;

—	Access to and reliable delivery of both federal and private funds; and

—	High-quality customer service to borrowers.

DeVry absorbs any costs related to employees who sit on lender advisory boards, attend any lender-sponsored training, or receive any lender-sponsored services.  DeVry does not accept any referral or marketing fees from lenders.

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

Canadian government financial aid programs

Undergraduate students who are Canadian citizens or permanent residents of Canada (other than students from Quebec) are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian undergraduate students attending the DeVry University Calgary campus may also be eligible for provincial student loans.  Eligibility and amount of funding vary by province.  The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

DeVry-Provided Financial Assistance

DeVry University’s EDUCARD® Plan is available to its U.S.-based undergraduate students; a similar option is available at the Calgary, Canada campus. The EDUCARD® Plan is a proprietary loan program designed to assist students who are unable to completely cover educational costs by other means. EDUCARD® proprietary loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for EDUCARD® Plan balances are developed to address the financial circumstances of the particular student.  Under the deferred payment plan, certain students can arrange to defer all payments on all charges for twelve weeks when the full amount is due.  Interest charges accrue each month on the unpaid balance. Under the revolving loan plan, amounts owed by current students are subject to a monthly interest charge of one percent of the average outstanding balance.  After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 24 months.  During July 2008, DeVry University expanded its EDUCARD® Plan to allow students to extend the installment repayment plan up to 60 months after leaving school.

The remaining gross receivable balance under DeVry University’s EDUCARD® Plan for current and former U.S. undergraduate students at June 30, 2008, was approximately $44.8 million, compared to approximately $46.2 million last year. The lower undergraduate receivable balance was primarily the result of an improvement in the timeliness of receivable collections as compared to the prior year period.

DeVry University undergraduate students also are eligible for numerous scholarships. Scholarship programs generally are designed to attract recent high school graduates and students enrolled at community colleges, with awards that range from $1,000 per term up to the amount of full tuition. DeVry University has also provided funds in the form of institutional grants to help those students most in need of financial assistance.

Keller graduate students may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers or payment deferred until after the end of the session.  Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee’s income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

Professional and Training

Students attending the Becker CPA or Stalla CFA review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.  Private loans are also available to students to help meet the program costs.

Compliance with Legislative and Regulatory Requirements

Extensive and complex regulations in the United States and Canada govern all the government grant, loan, and work study programs in which DeVry University, Ross University and Chamberlain College of Nursing and their respective students participate. DeVry must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal aid programs, prohibitions on certain types of incentive payments to student recruiters and financial aid officers, standards of financial responsibility, and administrative capability requirements.   Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities.  Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding.  Previous Department of Education and state regulatory agency program reviews have not resulted in significant findings or adjustments against DeVry.

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

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges in the areas in which its campuses are located. However, its overall completion rate actually is higher than reported in these statistics: many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has changed undergraduate admission requirements and added student support services. For the 2001 freshman student cohorts (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 31.1% as compared to the 2000 rate of 34.1%.

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

In the United States, DeVry University, Chamberlain College of Nursing and Ross University have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal 2007. DeVry’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2008. In conjunction with previously filed financial aid audit reports, DeVry University has been required to post letters of credit. As of August 2008, there were approximately $2.8 million in letters of credit outstanding relating to participation in federal financial aid assistance programs. These letters of credit expire in less than one year. No amount has ever been drawn under these letters of credit issued on behalf of DeVry.

As a part of its effort to monitor the administration of student financial assistance programs, the U.S. Department of Education and state grant agencies may conduct site visits and program reviews at any educational institution at any time. Reviews at several DeVry campuses have not resulted in any adverse material findings or adjustments. If a proceeding were initiated and caused the Department of Education to substantially curtail DeVry’s participation in government grant or loan programs, DeVry’s enrollments, revenues and accounts receivable could be all adversely affected.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act.  DeVry made a timely production of documents and continues to offer its full cooperation to the government in carrying out its inquiry.  DeVry believes that its compensation practices were designed to be in compliance with current regulations.

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

Educational institutions are penalized to varying degrees under the Federal Family Education Loan Program or the William D. Ford Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 25% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 25% for three consecutive years also are ineligible for Pell grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs.  DeVry carefully monitors students’ loan default rate, and has never had a cohort default rate of 25% or more for three consecutive years, or of 40% or more in any one year. We are not subject to any restriction or termination under any student loan program.

According to the U.S. Department of Education, the cohort default rate for all colleges and universities eligible for federal financial aid decreased from 5.1% in fiscal year 2004 to 4.6% for fiscal year 2005 (the latest period for which data is available).

Default rates for DeVry University, Chamberlain College of Nursing and Ross University students follow.  The latest period for which data is available is 2005.

	Cohort Default Rate
	2005	2004	2003
DeVry University - Federal Family Education Loan Program	6.1%	6.5%	5.7%
DeVry University – Federal Perkins Loan Program	6.9%	8.5%	11.7%
DeVry University – Graduate Programs	1.7%	2.3%	2.0%
Ross University – Medical School	0.0%	0.2%	0.1%
Ross University – Veterinary School	0.1%	0.4%	0.0%
Chamberlain College of Nursing	0.5%	0.7%	0.0%

Under the Federal Perkins loan program, the institution is responsible for collecting outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan.  DeVry has worked to reduce the default rate by implementing student counseling and additional collection efforts and retaining outside loan service agencies.

CAREER SERVICES

DeVry University believes that the employment of its graduates is essential to its ability to attract and retain students. Career services professionals located at DeVry University undergraduate campuses work with students to choose careers, craft resumes, and prepare for job interviews. The staff also maintains contact with local and national employers to proactively identify job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews at DeVry University campuses.

DeVry University attempts to gather accurate data to determine how many of its undergraduates, both at the associate and bachelor’s degree levels, are employed in positions related to their program of study within six months following graduation. To a large extent, the reliability of such data depends on the quality of information that graduates self-report.

In the ten-year period ending October 2007, our U.S. campuses graduated more than 67,000 students who were eligible for career services assistance (this excludes graduates who continued their education, students from foreign countries not legally eligible to work in the United States, and other categories of students who were not available for employment). More than 57,000 graduates during this ten-year period actively pursued employment or were already employed; 90% of those held positions related to their program of study within six months of graduation.

For the three undergraduate classes that ended in calendar year 2007, there were 6,692 graduates from DeVry University’s U.S. undergraduate degree and diploma programs eligible for career service assistance, excluding the one-year post-baccalaureate information technology program (this excludes students continuing their education, students from foreign countries legally ineligible to work in the United States, and others ineligible for employment). From that pool of graduates, 6,012 actively pursued employment or were already employed. Within six months of graduation, 5,578, or 92.8% of those graduates were employed in positions related to their program of study. This compares to 91.9% who were employed in positions related to their program of study for the three classes that ended in calendar year 2006, and 88.1% who were employed in positions related to their program of study for the three classes that ended in calendar year 2005.

DeVry University believes that a significant number of graduating students currently employed in positions not directly related to their program of study have chosen to not actively seek other employment opportunities. For the three graduating classes in calendar year 2007, there were 469 graduates who were employed but not in positions related to their program of study. Of these individuals, 74% did not conduct an active employment search through DeVry University’s career services offices.

DeVry University’s 2007 graduates (undergraduate programs) achieved reported annual compensation ranging from $30,236 to $48,465 with an average salary of $43,365. Individual compensation levels vary depending upon the graduate’s previous employment experience, program of study, and geographic area of employment.

DeVry University’s Calgary campus graduated more than 2,700 students during the past decade who were eligible for career services assistance. For the ten-year period ended October 2007, more than 84% of those graduates who actively pursued employment or who were already employed when they graduated held positions related to their program of study within six months of graduation. For the three classes that ended in calendar year 2007, more than 80% of the Calgary graduates who actively pursued employment secured jobs or were already employed in positions related to their program of study within six months of graduation. This includes students who received diplomas, those who received bachelor’s degrees through the DeVry University Phoenix degree completion program in Calgary or bachelor’s degrees awarded under the authority of the Government of Alberta, and those students who completed their degree requirements at a DeVry University U.S. campus, but does not include graduates of the one-year information technology program.

DeVry University believes that no single employer has hired more than 5% of our graduates in recent years. Major employers of DeVry undergraduates include Abbott Laboratories, Accenture, Boeing, Discover, Federal Express, GE Healthcare, Hewlett-Packard, IBM, Intel, Motorola, Northrop Grumman, Schlumberger, Siemens, and UPS.

Management considers its career services commitment an important element of its service to students. Over the past several years, DeVry University developed and implemented a student national job database, which allows students to log into one site to view, apply for, and learn more about job leads appropriate to their experience and education level.  For the upcoming year, this database will be further expanded for employer use.  In addition, management developed a preferred employer program.  This program provides an avenue for businesses to easily partner with DeVry in areas such as career services, curriculum development, and continued employee education.

SEASONALITY

Our quarterly revenue and net income fluctuate primarily as a result of the pattern of student enrollments.  Generally, the schools’ highest enrollment and revenues typically occur in the fall, which corresponds to the second and third quarters of DeVry’s fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months. Becker’s seasonal pattern is somewhat less pronounced as the CPA exam is offered eight times during the year.  DeVry’s operating costs do not fluctuate as significantly on a quarterly basis.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, operating income, and net income by quarter for each of the past two fiscal years are included in Note 17 to the Consolidated Financial Statements, “Quarterly Financial Data.”

EMPLOYEES

As of June 30, 2008, DeVry had the following number of employees:

	Faculty and Staff
	Full-time	Part-time	Part-time Student Employees	Total

DeVry University	4,761	87	517	5,365
Advanced Academics, Inc.	88	9	--	97
Ross University	668	23	--	691
Chamberlain College of Nursing	102	3	--	105
Becker Professional Review	158	20	--	178
Home office staff	307	12	--	319
Total	6,084	154	517	6,755

DeVry also utilizes independent contractors who teach as adjunct faculty and instructors.  These independent contractors are not included in the above table.  DeVry believes that its relationship with its employees is satisfactory.  The only employees represented by a union are approximately 200 administrative and support employees of Ross University’s medical school campus in Dominica. These employees are covered by a collective bargaining agreement with a local union.

DeVry University

Each DeVry University campus is managed by a president or campus dean and has a staff of academic deans, faculty and academic support staff, career service and student service personnel, and other professionals. Each campus also has an admissions director, who reports to a central organization responsible for new student recruiting. Each DeVry University center is managed by a center dean and has admissions representatives and appropriate academic and administrative support staff. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.

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

Advanced Academics

Nearly all of Advanced Academics’ employees work at its home office located in Oklahoma City, Oklahoma.  The staff includes state certified high school teachers, high school counselors, student service, curriculum development, information technology, student recruiting, finance and administrative personnel.

Medical and Healthcare

Ross University

The Ross University School of Medicine and School of Veterinary Medicine are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by Dominica Management, Inc., a central administrative staff, located in North Brunswick, New Jersey, and Miami, Florida.

Each medical school faculty member has a Ph.D. or an M.D. degree or both. The full-time faculty is supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects.  Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both.  Ross University faculty members are not tenured.

Chamberlain College of Nursing

Chamberlain College of Nursing campuses are managed by campus deans.  The dean is supported by a national director of nursing programs and program coordinators who are responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. Administration of the Chamberlain online program offerings is supported, in part, by staff at DeVry Online.  The campuses and online program offerings are supported by a central administrative/management staff located in Addison, Illinois.

In general, Chamberlain College of Nursing faculty members have a Master of Science in Nursing, and several have a Ph.D. Those faculty without a master’s degree are enrolled in a graduate program in nursing. General education courses in the St. Louis nursing program are taught by faculty at a nearby university. General education courses on the Columbus, Addison and Phoenix campuses are taught by DeVry University faculty.  Chamberlain faculty members are not tenured.

Professional and Training

Becker Professional Review is managed by a staff based primarily in Oakbrook Terrace that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the United States and Canada. Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis.

Home Office Staff

Staff at DeVry’s Oakbrook Terrace, Illinois, home office supports the employees for all of DeVry’s educational programs and locations by providing a broad range of services. Among the centrally-provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, computer services, financial aid processing, regulatory compliance, internal audit, legal, tax, payroll, and finance and accounting.

TRADEMARKS AND SERVICE MARKS

DeVry owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “Keller Graduate School of Management,” “Advanced Academics,” “Becker CPA Review,” “Ross University,” “Chamberlain,” “EDUCARD®,” and variants thereof. All trademarks, service marks, and copyright registrations associated with its businesses are registered in the name of a subsidiary of DeVry Inc.. Copyright registrations expire over various periods of time. DeVry vigorously defends against infringements of its trademarks, service marks, and copyrights.

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

Copies of the DeVry’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to the Director of Investor Relations at DeVry’s executive offices.  In addition, DeVry’s filings with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the Web site address is at http://www.sec.gov.

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

Risks Related to DeVry’s Highly Regulated Industry

DeVry is subject to risks relating to regulatory matters.  If DeVry fails to comply with the extensive regulatory requirements for its business, DeVry could face fines and penalties, including loss of access to federal and state student loans for our students.

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

DeVry is subject to risks relating to financial aid and student finance.  A substantial decrease in student financing options, or a significant increase in financing costs for DeVry students, could have a material adverse affect on DeVry’s student enrollment and financial results.

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

Risks Related to DeVry’s Business

DeVry is subject to risks relating to enrollment of students.  If DeVry is not able to continue to successfully recruit and retain its students, it will not be able to sustain its recent revenue growth rate.

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

DeVry is subject to risks relating to operating matters, which could have a material adverse affect on DeVry’s financial results.

If other educational institutions reduce their price of tuition, a DeVry education could become less attractive to prospective students. In addition, DeVry may be unable, for competitive reasons, to maintain and increase tuition rates in the future, adversely affecting future revenues and earnings.

DeVry may be unable to hire and retain key employees with appropriate educational qualifications and experience, causing DeVry to incur higher wage expense and/or provide less student support and customer service which could adversely affect enrollment, revenues and expense.

The performance and reliability of DeVry’s computer networks and system applications, especially its online educational platforms and student operational and financial aid packaging applications, are critical to DeVry’s reputation and ability to attract and retain students.  System errors and/or failures could adversely impact DeVry’s delivery of educational content to its online students.  In addition, system errors could result in delays and/or errors in processing student financial aid and related disbursements.

Unauthorized access to DeVry’s computer networks — either administrative networks or those supporting educational programs — could interrupt operations and may result in loss or misuse of student and other critical data, causing disruption to operations, compromising confidential information and causing attendant risks, including reputation therefrom and increasing expense.

DeVry may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, or other events in one or more of the geographic areas in which it operates, particularly in the West Coast and Gulf States of the U.S. and in the Caribbean. These events could cause DeVry to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

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

DeVry made progress in executing its real estate optimization strategy during fiscal year 2008.  Such accomplishments include:

—
In September 2007, DeVry sold its facility located in Seattle, Washington.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.

—
In September 2007, DeVry exercised the option under its lease agreement to purchase its facility in Alpharetta, Georgia.  Immediately following the acquisition, DeVry sold the facility to a different party and executed a leaseback on the entire facility.

—	In February 2008, DeVry sold its Houston campus. In the same transaction, DeVry is leasing back approximately 60 percent of the original space.

—	Chamberlain College of Nursing began offering nursing programs at its new campuses in Addison, Illinois, and Phoenix in March 2008. These new locations are co-located with DeVry University campuses.

—	In June 2008, Ross University’s administrative staff, Dominica Management Inc., co-located its New Jersey offices with the DeVry University campus in North Brunswick, New Jersey.

No campus that is owned by DeVry is subject to a mortgage or other indebtedness.  The following table sets forth certain information regarding the 23 large campus properties at which DeVry University undergraduate programs were conducted at June 30, 2008:

	June 2008
	Area
	(Approximate
	Square Feet)	Ownership
Phoenix, Arizona	69,000	Leased
Westminster (Denver), Colorado	72,000	Leased
Pomona (Los Angeles), California	100,500	Owned
Long Beach (Los Angeles), California	98,000	Leased
Sherman Oaks, (Los Angeles), California	35,000	Leased
Fremont (San Francisco), California	99,000	Owned
Orlando, Florida	72,000	Leased
Miramar, Florida	94,000	Leased
Alpharetta (Atlanta), Georgia	65,000	Leased
Decatur (Atlanta), Georgia	108,000	Owned
Chicago, Illinois	156,000	Owned
Addison (Chicago), Illinois	113,000	Owned
Tinley Park (Chicago), Illinois	70,000	Owned
Kansas City, Missouri	75,000	Owned
North Brunswick, New Jersey	99,000	Owned
Long Island City, New York	155,000	Leased
Columbus, Ohio	114,000	Owned
Fort Washington (Philadelphia), Pennsylvania	104,000	Leased
North Irving (Dallas), Texas	57,000	Leased
Houston, Texas	58,000	Leased
Arlington (Washington, D.C.) Virginia	86,000	Leased
Federal Way (Seattle), Washington	54,000	Leased
Calgary, Alberta, Canada	70,000	Leased

In addition to the undergraduate programs that are taught at these campuses, Keller Graduate School of Management degree programs and Becker CPA Review programs are also available at some sites.

In July 2008, there were 68 DeVry University centers throughout the United States in operation. Undergraduate degree programs are offered at 64 of these centers. DeVry plans to open four to six new DeVry University center locations in fiscal 2009.

DeVry University centers are established in convenient metropolitan locations in modern buildings. These teaching centers, which mostly range in size from approximately 3,000 to 25,000 square feet, include classrooms, computer labs with Internet access, reference materials, admissions and administrative offices. Teaching centers have an information center designed to enhance students’ success and support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; Internet access; alternate texts; popular business periodicals; videos of selected courses; and access to numerous electronic data-bases.

Examples of smaller DeVry University centers include those in Palmdale, California (3,050 square feet); Waukesha, Wisconsin (7,400 square feet); and Kansas City, Missouri (5,200 square feet). Larger DeVry University centers include Chicago, Illinois (16,050 square feet); Colorado Springs, Colorado (17,500 square feet); Las Vegas, Nevada (18,500 square feet); and Sacramento, California (24,400 square feet).

MEDICAL AND HEALTHCARE

Ross University

The medical school’s basic science instructional facilities are located on an approximately 33 acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease.

In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose lab, library and learning resource centers, offices, bookstore, cafeteria and recreational space. Classrooms and laboratories are furnished with state of the art audio-visual equipment.

During July 2008, Ross University announced it will open a teaching location in Freeport, Grand Bahama, in January 2009.  The Ross University Freeport campus will initially accommodate students in the University’s medical school. The students will be housed and taught in temporary space in Grand Bahama with Ross’s new 60,000-80,000 square foot campus targeted to open in 2010.  Depending upon the pace of development, capital expenditures related to opening the branch campus, including land, buildings and equipment, are expected to be in the range of $35-$60 million over the next 5 years.

The veterinary school’s pre-clinical instructional facilities are located on a 50 acre site in St. Kitts. Ross University owns 27 acres and 23 acres of pasture land are leased from the government. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns.  Two 150 to 180 seat classrooms are currently under construction and are expected to be in service in January 2010.

During June 2008, Dominica Management, Inc., Ross University’s administrative services provider relocated its administrative offices from a leased facility in Edison, New Jersey to co-locate with a DeVry University facility in North Brunswick, New Jersey.

Chamberlain College of Nursing

Chamberlain leases approximately 55,000 square feet of space in a hospital facility located in St. Louis, Missouri. The Chamberlain facilities include classrooms, dormitory space and administrative offices.  In addition, Chamberlain College of Nursing has co-located three campuses with DeVry University’s campuses in Columbus, Ohio; Addison, Illinois; and Phoenix, Arizona.

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

HOME OFFICE

DeVry’s administrative offices are located in approximately 129,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois, a suburb of Chicago. In addition, it leases more than 50,000 square feet in an adjacent building for a data center, additional office space and storage.

In fiscal 2005, DeVry purchased a 108,000 square foot building in Naperville, Illinois, a nearby suburban location, to house its expanding online operations.  In June 2008, DeVry purchased a 110,000 square foot building in Wood Dale, Illinois, a Chicago suburb, for expansion of its growing online operations.

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

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  Plaintiffs have filed a Notice signifying their intent to appeal the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  DeVry intends to vigorously defend itself with respect to this claim.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was made to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act.  DeVry made a timely production of documents and continues to offer its full cooperation to the government in carrying out its inquiry.  DeVry believes that its compensation practices were designed to be in compliance with current regulations.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of DeVry’s security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience

Daniel M. Hamburger President and Chief Executive Officer, DeVry Inc.	44
Mr. Hamburger joined DeVry in November 2002 as Executive Vice President with responsibility for DeVry’s online programs and Becker Professional Review division. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry.  Mr. Hamburger was appointed Chief Executive Officer in November 2006.  Prior to joining DeVry, Mr. Hamburger was Chairman and Chief Executive Officer of Indeliq, a developer of simulation-based training software, which merged with Accenture Learning in 2002.  Prior to that, Mr. Hamburger was President of the Internet Commerce division of W.W. Grainger.

David Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	51
Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes, a market-funded educational management company, from July 2001 to October 2005.

Thomas C. Shepherd Executive Vice President, DeVry Inc. and President, Ross University	58
Dr. Shepherd joined DeVry in October 2004 as President of Ross University. Prior to joining DeVry, Dr. Shepherd was President of Bastyr University, a Washington based university with offerings in healthcare education. He also co-founded Royale Healthcare, a hospital management company, and has served in senior management roles for several hospitals and healthcare facilities.

Richard M. Gunst Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	52
Mr. Gunst joined DeVry in July 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry, Mr. Gunst served as Senior Vice President and Chief Financial Officer of Sagus International, a manufacturer of school furniture, from 2005 to 2006.  Mr. Gunst served as Senior Vice President and Senior Financial Officer of ConAgra Refrigerated Foods Group, from 2003 to 2004. He was also Chief Financial Officer of Quaker Foods and Beverages, from 2001 to 2003.

Sharon Thomas Parrott Senior Vice President, Government and Regulatory Affairs and Chief Compliance Officer, DeVry Inc.	58
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

Gregory S. Davis Vice President, General Counsel and Corporate Secretary, DeVry Inc.	46
Mr. Davis joined DeVry in July 2007 as Vice President, General Counsel and Corporate Secretary.  Prior to joining DeVry, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc., from 2003 to 2007, which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.  Prior to that, Mr. Davis was a partner at Andersen Worldwide from 1991 to 2001, with merger and acquisition and legal related responsibilities.

Donna N. Jennings Vice President, Human Resources, DeVry Inc.	46
Ms. Jennings joined DeVry in October 2006 as Vice President of Human Resources. Prior to joining DeVry, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric Dirst Vice President, Chief Information Officer, DeVry Inc.	41
Mr. Dirst joined DeVry in May 2008 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Dirst was the Chief Information Officer and Chief Technical Officer at SIRVA, a relocation and moving service provider, from 2000 to 2008.

Steven Riehs Vice President and General Manager, Online Operations, DeVry Inc.	48
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

Thomas J. Vucinic Vice President, DeVry Inc. and President, Becker Professional Review	61	Mr. Vucinic has been the President of Becker Professional Review since July 2006 and General Manager since 1997. Prior to that, Mr. Vucinic was DeVry’s director of financial planning and analysis.

John P. Roselli Vice President, Business Development and Planning, DeVry Inc.	44
Mr. Roselli joined DeVry in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education.  In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning.

Patrick J. Unzicker Controller, DeVry Inc.	37
Mr. Unzicker joined DeVry in March 2006 as its Controller. Prior to joining DeVry, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.  Mr. Unzicker previously served as Vice President of Finance at Galileo International, computer based travel reservation system, from May 2000 to August 2002.

PART II
ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

DeVry’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.”  The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Fiscal 2008			Fiscal 2007
	Dividends Paid	High	Low	Dividends Paid	High	Low
First Quarter	$0.05	$38.42	$31.70	$-	$23.61	$19.75
Second Quarter	-	59.97	36.79	-	28.75	21.11
Third Quarter	0.06	61.25	39.25	0.05	29.90	26.46
Fourth Quarter	-	61.57	41.85	-	36.09	27.44

(b) Approximate Number of Security Holders

There were 535 holders of record of DeVry’s common stock as of August 1, 2008. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.

(c) Dividends

DeVry is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries’ debt agreements, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2008 to fund its current operations, reinvest in capital equipment as appropriate, reduce outstanding debt and remain in full compliance with the covenants in its debt agreements. In May 2008, the Board of Directors declared a dividend of $0.06 per share of common stock, paid in July 2008.  DeVry's Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.12 per share.  There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the board of directors deems relevant.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 2008	87,826	$48.49	87,826	$--
May 2008	--	--	--	50,000,000
June 2008	--	--	--	50,000,000
Total	87,826	$48.49	87,826	$50,000,000

1On November 15, 2006, the Board of Directors approved a stock repurchase program, pursuant to which up to $35 million of DeVry common stock may be repurchased within the next two years.  This program was announced in DeVry’s report on Form 8-K, which was filed on November 15, 2006.  In April 2008, DeVry completed this repurchase plan.  On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  As of June 30, 2008, DeVry has not repurchased any shares under this program.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2008	580	$57.97	N/A	N/A
May 2008	502	$54.04	N/A	N/A
June 2008	--	$--	N/A	N/A
Total	1,082	$56.15	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on the Company’s Common Stock during the period from June 30, 2003 through June 30, 2008 with the cumulative return on the NYSE Stock Market Index (U.S. Companies), and two industry group indices.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2003
AMONG DEVRY INC., NYSE MARKET INDEX,AND INDUSTRY GROUP INDICES

	June 30
	2003	2004	2005	2006	2007	2008
DeVry Inc.	100.0	117.7	85.5	94.3	146.1	230.5
NYSE Market Index - U.S. Companies	100.0	120.0	127.8	145.9	174.9	153.4
Industry Group Index-New (1)	100.0	135.5	117.4	93.2	116.1	90.5
Industry Group Index-Old (1)	100.0	143.7	129.3	109.2	134.3	106.4

Data for this graph was prepared by Zacks Investment Research.

Assumes $100 was invested on June 30, 2003 in DeVry Inc. Common Stock, the NYSE Stock Market Index (U.S. Companies), the Industry Group-New (1) and the Industry Group-Old (1), and that all dividends were reinvested.

(1) The Industry Group-New consists of the following companies selected on the basis of similarity in nature of their business: Apollo Group, Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., ITT Educational Services, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute.  DeVry believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education. Among the changes to the index were the addition of one company that newly trades as a public company and the deletion of several companies that no longer trade as separate public companies.

The Industry Group-Old Consists of the following companies selected on the basis of similarity in nature of their business: Apollo Group, Inc., Apollo Group, Inc.-University of Phoenix, Career Education Corp., Concorde Career Colleges, Corinthian Colleges, Inc., Education Management Corp., ITT Educational Services, Inc., Laureate Education Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 91 of this report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

DeVry posted record revenues and net income for fiscal year 2008 based on increasing enrollments and continued execution of its five-year strategic plan.  Fiscal year 2008 earnings per share of $1.73, a significant increase compared to $1.07 per share a year-ago, was driven by improved operating performance.  Operational and financial highlights for fiscal year 2008 include:

—
All three of DeVry’s business segments achieved double digit revenue and operating profit growth, due to continued strength in new student recruiting and demand for DeVry’s high quality educational programs and offerings, while at the same time making investments to drive future growth.

—	The Summer 2008 term marked DeVry University’s eleventh consecutive period of positive undergraduate new student growth and the eighth consecutive period of positive total student enrollment growth.

—
Becker Professional Review delivered record revenues of $81.1 million and operating profit of $33.8 million driven by continued demand for its high quality CPA and CFA exam preparation class and materials.  All ten of the most recent Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker.

—
Ross University produced record revenues and operating profits.  During the June 2008 graduation ceremony, Ross University conferred a record number of Doctor of Medicine and Doctor of Veterinary Medicine degrees.

—	Chamberlain College of Nursing began offering nursing programs at its new campuses in Addison, Illinois, and Phoenix in March 2008. These new locations are co-located with DeVry University campuses.

—
In connection with its real estate optimization strategy, DeVry executed sale leaseback transactions at four of its facilities resulting in an upfront loss of $2.3 million net of tax, or $0.03 per share.  Management expects these actions will result in a $1.1 million improvement in operating income on an annual basis.

—
On October 31, 2007, DeVry acquired Advanced Academics Inc., a leading provider of online secondary education, for $27.5 million in cash.  This acquisition marks DeVry’s entry into secondary education and is expected to accelerate growth in DeVry’s online operations.

—
DeVry repurchased 552,926 shares of its common stock at a total cost of approximately $24.5 million during fiscal year 2008 completing the $35 million stock repurchase program in April 2008.  In May 2008, DeVry’s Board of Directors approved a $50 million stock repurchase program to be completed by December 2010.

—	DeVry’s financial position continued to strengthen as it ended fiscal year 2008 with no debt outstanding and $277 million of cash and marketable securities.

The following table illustrates the effects of the loss/(gain) on the sale of facilities and separation plan severance on DeVry’s earnings.  The non-GAAP disclosure of net income and earnings per share, excluding these items, is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the prior periods.  The following table reconciles these items to the relevant GAAP information (in thousands, except per share data).  Adjusted earnings per share may not add because of rounding.

	Fiscal Year
	2008	2007	2006
Net Income	$125,532	$76,188	$43,053
Earnings per Share (diluted)	$1.73	$1.07	$0.61
Loss (Gain) on Sale of Assets (net of tax)	$2,279	$(12,672)	$273
Effect on Earnings per Share (diluted)	$0.03	$(0.18)	--
Separation Plan Severance (net of tax)	--	$3,807	--
Effect on Earnings per Share (diluted)	--	$0.05	--
Net Income Excluding the Loss (Gain) on Sale of Assets and Separation Plan Severance (net of tax)	$127,811	$67,323	$42,780
Adjusted Earnings per Share (diluted)	$1.77	$0.94	$0.61

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior fiscal years.  Percents may not add because of rounding.

	Fiscal Year
	2008	2007	2006

Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	46.1%	52.1%	54.0%
Separation Plan Severance	--	0.7%	--
Loss (Gain) on Sale of Assets	0.3%	(2.2%)	(0.1%)
Student Services & Administrative Expense	38.7%	38.5%	38.5%
Total Operating Expenses	85.1%	89.0%	92.4%
Operating Income	14.9%	11.0%	7.6%
Interest Income	1.0%	0.8%	0.5%
Interest Expense	(0.1%)	(0.5%)	(1.2%)
Net Interest Income (Expense)	0.9%	0.3%	(0.8%)
Income Before Income Taxes	15.8%	11.2%	6.8%
Income Tax Provision	4.3%	3.1%	1.7%
Net Income	11.5%	8.2%	5.1%

FISCAL YEAR ENDED JUNE 30, 2008 VS. FISCAL YEAR ENDED JUNE 30, 2007

REVENUES

Total consolidated revenues for fiscal 2008 of $1,091.8 million increased $158.4 million, or 17.0%, as compared to last year. Revenues are reported net of tuition refunds applicable to students who withdraw from the academic term for which they are enrolled during the period specified by the refund policy. Revenues increased at all three of DeVry’s business segments as a result of continued growth in total student enrollments, improved student retention and tuition price increases as compared to the year ago period. In addition, revenues increased because of higher sales of Becker CPA review materials.

DeVry University

During fiscal year 2008, DeVry University segment revenues increased by 15.5% to $840.9 million as compared to fiscal year 2007. While DeVry University accounted for the majority of the revenue increase in this segment, revenues at Advanced Academics Inc., which was acquired on October 31, 2007, also contributed to segment revenue growth.  DeVry University tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

—	Increased by 9.8% from summer 2006 (37,132 students) to summer 2007 (40,774 students);

—	Increased by 10.3% from fall 2006 (40,434 students) to fall 2007 (44,594 students);

—	Increased by 10.3% from spring 2007 (40,637 students) to spring 2008 (44,814 students); and

—	Increased by 12.6% from summer 2007 (40,774 students) to summer 2008 (45,907 students). This was DeVry University’s eighth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

—	Increased by 9.7% from summer 2006 (12,671 students) to summer 2007 (13,906 students);

—	Increased by 10.7% from fall 2006 (11,930 students) to fall 2007 (13,204 students);

—	Increased by 12.1% from spring 2007 (11,075 students) to spring 2008 (12,410 students); and

—
Increased by 19.3% from summer 2007 (13,906 students) to summer 2008 (16,595 students).  The summer 2008 term was the eleventh consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

—	Increased by 11.1% from the July 2006 session (12,617 coursetakers) to the July 2007 session (14,023 coursetakers);

—	Increased by 12.7% from the September 2006 session (14,069 coursetakers) to the September 2007 session (15,857 coursetakers);

—	Increased by 12.5% from the November 2006 session (13,920 coursetakers) to the November 2007 session (15,657 coursetakers);

—	Increased by 13.7% from the January 2007 session (15,278 coursetakers) to the January 2008 session (17,377 coursetakers);

—	Increased by 15.2% from the March 2007 session (14,756 coursetakers) to the March 2008 session (17,005 coursetakers);

—	Increased by 15.7% from the May 2007 session (14,290 coursetakers) to the May 2008 session (16,537 coursetakers); and

—	Increased by 14.2% from the July 2007 session (14,023 coursetakers) to the July 2008 session (16,017 coursetakers).

Tuition rates:

—	Undergraduate program tuition increased by approximately 4.5% in July 2007; and

—	Graduate school program tuition increased by approximately 0% to 5%, depending on location, for the July 2007 session, with a weighted average increase of 2.7%.

Management believes the increased undergraduate student enrollments were most significantly impacted by improved marketing and recruiting efforts, continued strong demand for DeVry University’s online programs and a heightened focus on the retention of existing students.  Management believes efforts at Keller to enhance brand awareness through improved messaging have produced positive graduate enrollment results.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of educational materials.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates were an increase in DeVry University scholarships and a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students primarily are enrolled in online programs and in programs offered at DeVry University centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.  In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased during fiscal year 2008, as compared to the prior year periods.  These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD® proprietary loan program for financing students’ education.  Lower interest charges are primarily the result of an improvement in the timeliness of receivable collections as compared to the prior year periods.

Medical and Healthcare

The Medical and Healthcare segment posted record revenues of $169.8 million in fiscal year 2008, representing an increase of $32.6 million, or 23.8% as compared to the prior year.  While Ross University accounted for the majority of the revenue increase in this segment, increasing enrollments at Chamberlain College of Nursing also contributed to segment revenue growth.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

—	Increased by 9.9% from May 2006 (3,428 students) to May 2007 (3,767 students);

—	Increased by 4.1% from September 2006 (3,724 students) to September 2007 (3,876 students);

—	Increased by 7.0% from January 2007 (3,747 students) to January 2008 (4,011 students); and

—	Increased by 7.9% from May 2007 (3,767 students) to May 2008 (4,064 students).

Ross University new student enrollment by term:

—	Decreased by 5.2% from May 2006 (439 students) to May 2007 (416 students);

—	Decreased by 8.9% from September 2006 (628 students) to September 2007 (572 students);

—	Increased by 11.1% from January 2007 (496 students) to January 2008 (551 students); and

—	Increased by 15.6% from May 2007 (416 students) to May 2008 (481 students).

Chamberlain College of Nursing total enrollment by term:

—	Increased by 83.3% from July 2006 (594 students) to July 2007 (1,089 students); and

—	Increased by 99.0% from July 2007 (1,089 students) to July 2008 (2,167 students).

Tuition rates:

—	Tuition and fees for the Ross University core sciences programs increased by approximately 5.4% for the September 2006 term and approximately 6.8% effective with the September 2007 term;

—
Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5.0% for the September 2006 term and approximately 7.5% effective with the September 2007 term; and

—	Tuition for Chamberlain increased approximately 5% for the 2007-2008 academic year (effective July 2007).

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

Professional and Training

Professional and Training segment revenues reached a record high of $81.1 million for fiscal year 2008, increasing by $13.2 million, or 19.4% from the prior year. The primary reasons for the increase were higher sales of CPA review courses on CD-ROM and increased enrollment in Becker Professional Review’s CPA review courses.  Management believes these increases are being driven largely by Becker’s success in capturing the continuing strong demand for CPAs from accounting and consulting firms.  Also contributing to the growth in revenues was a price increase of approximately 5%, effective July 2007.

Other Educational Revenues

Other Educational Revenues increased by 24.0% to $87.8 million during fiscal year 2008 as compared to the prior year. As discussed above, the primary drivers for the increase in Other Educational Revenue were increased sales of Becker CPA Review course materials on CD-ROM and strong sales of educational materials at DeVry University, partially offset by a decrease in interest charged on undergraduate student receivables due to improved collections and management of student accounts.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 3.4% to $503.1 million during fiscal year 2008 as compared to the year-ago period.  Cost increases were incurred in support of the higher number of DeVry University Centers, expanding online program enrollments and from Advanced Academics, which was acquired on October 31, 2007. In addition, cost increases were incurred at Ross University to both support increasing student enrollments and capacity expansion to drive future growth.  Also, Cost of Educational Services increased due to the operation of two additional Chamberlain locations which began offering programs in March 2008.  Partially offsetting these cost increases were savings realized from the voluntary and involuntary work force reductions taken at DeVry University during the fourth quarter of fiscal year 2007 along with facility cost reductions from DeVry University’s ongoing real estate optimization program.

As a percent of revenue, Cost of Educational Services decreased to 46.1% in fiscal year 2008 from 51.1% during the prior year period.  The decrease was the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments within all three business segments.  Management anticipates improvements in operating leverage to continue during fiscal year 2009, albeit not at the same level achieved during fiscal year 2008 as expenses are expected to increase based on additional hiring and project spending to support future quality enhancements and revenue growth.

Separation Plan Severance

During the third quarter of fiscal year 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees, and during the fourth quarter of fiscal year 2007, DeVry University announced plans for an involuntary reduction in force (RIF).  In connection with these actions, DeVry University reduced its workforce by approximately 220 employees, and recorded a total pre-tax charge of approximately $6.3 million in fiscal year 2007. The charge consisted of severance pay and extended medical and dental benefits coverage. The charge was separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and was related to the DeVry University reportable segment.

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

In September 2007, DeVry exercised the option to purchase its leased facility in Alpharetta, Georgia, for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

The recorded net loss on the sale of the facilities and the recognition of the deferred lease credits was separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and was related to the DeVry University reportable segment.

In September 2006, DeVry sold its facility located in West Hills, California, for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  This gain was separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and was also related to the DeVry University reportable segment.

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

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew by 17.7% to $422.6 million during fiscal year 2008 as compared to the year-ago period.  The increase in expenses represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  Increased new student enrollments, as described above, at all three of DeVry’s business segments are believed to be, in part, attributable to the higher level and effectiveness of this spending.  In addition, cost increases were incurred for improved information technology and student services.  Also, expenses were higher as compared to the year-ago periods as a result of the acquisition of Advanced Academics, which was purchased on October 31, 2007.

Partially offsetting these increases was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University, net of increased amortization of finite-lived intangible assets resulting from the acquisition of Advanced Academics on October 31, 2007.  For fiscal year 2008, amortization expense for finite-lived intangible assets was $4.9 million compared to $6.8 million in the year-ago period.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

DeVry University

DeVry University segment operating income increased 117% to $83.4 million during fiscal year 2008, as compared to the prior year period.  Revenue increased and gross margin improved significantly during fiscal year 2008, which was partially offset by the loss from sale leaseback transactions.  In September 2007, DeVry executed sale leaseback transactions for its facilities in Seattle, Washington; Phoenix, Arizona; and Alpharetta, Georgia. In connection with these transactions, DeVry recorded a pre-tax loss of $3.7 million during the fiscal year 2008.  During fiscal year 2007, DeVry recorded pre-tax gains of $20.8 million associated with facility sales and recorded a pre-tax charge of $6.3 million in connection with separation plans.  The loss in fiscal year 2008 and gain and charge in fiscal year 2007 were included in operating income of the DeVry University reportable segment.  Excluding the impact of the asset sales in both the current and prior year and the voluntary separation plan charge in the prior year period, on a non-GAAP basis DeVry University fiscal year 2008 operating income of $87.2 million increased $63.3 million from $23.9 million in the year-ago period.

Medical and Healthcare

Medical and Healthcare segment operating income increased 11.2% to $52.2 million during fiscal year 2008 as compared to the prior year.  Increases in student enrollments and tuition produced higher revenues and operating income in fiscal year 2008 as compared to the prior year even as faculty, staff and facilities were being added in connection with the operation of two additional Chamberlain campuses which began offering programs in March 2008.  The increase was partially offset by an increase in the allocation of corporate expenses to this business unit, including information technology, human resources and legal, based upon current usage of such services.

Professional and Training

Professional and Training segment operating income rose 31.4% to $33.8 million during fiscal year 2008 as compared to the year-ago period.  The increase in operating income is the result of higher revenue and improved operating leverage as discussed earlier.

INTEREST

Interest income increased 40.7%, to $10.5 million during fiscal year 2008 as compared to the prior year.  The increase was attributable to higher levels of invested cash balances and marketable securities with higher interest rates as compared to the prior year.  The increase in invested cash balances and marketable securities was attributable to improved operating cash flow and proceeds received from the sale of assets, as discussed earlier.

Interest expense decreased 89.1% to $0.5 million during fiscal year 2008 as compared to the year-ago period.  The decrease in interest expense was attributable to lower average borrowings and lower amortization of deferred financing costs.  During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million.  During January 2007, DeVry amended its revolving credit agreement, which among other things, reduced the spread on applicable interest and fee rates.

INCOME TAXES

Taxes on income were 27.1% of pretax income for fiscal year 2008, compared to 27.4% for the prior year.  The lower effective income tax rate in fiscal year 2008 was attributable to the gain on the sale of the West Hills facility and excess adjacent land to the Tinley Park campus, which occurred in fiscal year 2007, and carried a tax rate of 39.1%, partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University during fiscal year 2008 as compared to the prior year period.

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

FISCAL YEAR ENDED JUNE 30, 2007 VS. FISCAL YEAR ENDED JUNE 30, 2006

REVENUES

Total consolidated revenues for fiscal 2007 of $933.5 million increased $94.0 million, or 11.2%, as compared to fiscal year 2006. Revenues were reported net of tuition refunds applicable to students who withdraw from the academic term for which they were enrolled during the period specified by the refund policy.  During fiscal year 2007, revenues increased at all three of DeVry’s business segments as a result of continued growth in student enrollments and tuition price increases as compared to fiscal year 2006. In addition, revenues increased because of higher sales of Becker Professional Review materials and the expanding sale of educational materials at DeVry University.

DeVry University

During fiscal year 2007, DeVry University revenues increased by 7.8% to $728.4 million as compared to fiscal year 2006. Tuition revenues are the largest component of total revenues in the DeVry University Segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

—	Increased by 2.5% from summer 2005 (36,220 students) to summer 2006 (37,132 students);

—	Increased by 4.9% from fall 2005 (38,546 students) to fall 2006 (40,434 students);

—	Increased by 5.5% from spring 2006 (38,523 students) to spring 2007 (40,637 students); and

—	Increased by 9.8% from summer 2006 (37,132 students) to summer 2007 (40,774 students). This was DeVry University’s fifth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

—	Increased by 12.2% from summer 2005 (11,293 students) to summer 2006 (12,671 students);

—	Increased by 11.9% from fall 2005 (10,663 students) to fall 2006 (11,930 students);

—	Increased by 6.9% from spring 2006 (10,359 students) to spring 2007 (11,075 students); and

—
Increased by 9.7% from summer 2006 (12,671 students) to summer 2007 (13,906 students). The summer 2007 term was the eighth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

—	Increased by 10.3% from the July 2005 session (11,434 coursetakers) to the July 2006 session (12,617 coursetakers);

—	Increased by 10.5% from the September 2005 session (12,732 coursetakers) to the September 2006 session (14,069 coursetakers);

—	Increased by 8.9% from the November 2005 session (12,777 coursetakers) to the November 2006 session (13,920 coursetakers);

—	Increased by 10.9% from the January 2006 session (13,776 coursetakers) to the January 2007 session (15,278 coursetakers);

—	Increased by 5.2% from the March 2006 session (14,029 coursetakers) to the March 2007 session (14,756 coursetakers);

—	Increased by 8.7% from the May 2006 session (13,148 coursetakers) to the May 2007 session (14,290 coursetakers); and

—	Increased by 11.1% from the July 2006 session (12,617 coursetakers) to the July 2007 session (14,023 coursetakers).

Tuition rates:

—	Undergraduate program tuition increased by approximately 4.5% in July 2006 and by approximately 4.5% in July 2007; and

—	Graduate school program tuition increased by approximately 4.5% for the July 2006 session following a 5.0% increase for the September 2005 session.

The increasing undergraduate new student enrollments were attributable to greater investments in marketing and recruiting, continued demand for DeVry’s high quality educational programs and its position within the working adult market.  Management believes that efforts at Keller to sharpen brand presentation and program messaging have produced positive enrollment results and  will continue to focus on further improvements in the future.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues partly from sales of educational materials.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates were an increase in DeVry University scholarships and a growing proportion of working adult undergraduate students who typically enroll for less than a full-time academic load. These students are primarily enrolled in online programs and at programs offered at DeVry University centers. These part-time students pay a lesser total average tuition amount each term than do full-time students at the undergraduate campus locations. Therefore, the higher revenue per student resulting from tuition increases has been partially offset by a greater proportion of part-time students.  In addition, interest charges (included in Other Educational Revenue) on undergraduate student accounts receivable decreased in fiscal year 2007, as compared to the prior year periods.  These receivables are generally subject to a monthly interest charge of one percent under DeVry University’s EDUCARD® proprietary loan program for financing students’ education.  Lower interest charges were primarily a result of a decrease in the average accounts receivable balance on enrolled, undergraduate student accounts.  The timeliness of receivable collections improved as compared to fiscal year 2006.

Medical and Healthcare

The Medical and Healthcare segment posted revenues of $137.2 million in fiscal year 2007, which represented an increase of $26.8 million, or 24.2% as compared to fiscal year 2006.  While Ross University accounted for the majority of the revenue increase in this segment, increasing enrollments at Chamberlain College of Nursing also contributed to segment revenue growth.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Ross University total enrollment by term:

—	Increased by 13.2% from May 2005 (3,029 students) to May 2006 (3,428 students);

—	Increased by 15.4% from September 2005 (3,227 students) to September 2006 (3,724 students);

—	Increased by 14.8% from January 2006 (3,264 students) to January 2007 (3,747 students); and

—	Increased by 9.9% from May 2006 (3,428 students) to May 2007 (3,767 students).

Ross University new student enrollment by term:

—	Increased by 63.8% from May 2005 (268 students) to May 2006 (439 students);

—	Increased by 9.2% from September 2005 (575 students) to September 2006 (628 students);

—	Increased by 28.2% from January 2006 (387 students) to January 2007 (496 students); and

—	Decreased by 5.2% from May 2006 (439 students) to May 2007 (416 students) as a result of a lower number of transfer students in May 2007 as compared to the prior year term.

Chamberlain College of Nursing total enrollment by term:

—	Increased by 83.3% from July 2006 (594 students) to July 2007 (1,089 students).

Tuition rates:

—	Tuition and fees for the Ross University beginning basic sciences programs increased by approximately 5.4% for the September 2006 term and approximately 6.8% effective with the September 2007 term;

—
Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 5.0% for the September 2006 term and approximately 7.2% effective with the September 2007 term; and

—	Tuition for Chamberlain College of Nursing increased approximately 5% for the 2006-2007 academic year (effective July 2006) and approximately 5% for the 2007-2008 academic year (effective July 2007).

Management believed that the increasing enrollments at Ross University for the past several terms resulted from enhancements made to its marketing and recruiting functions.  In addition, continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study.  To prepare for increasing student demand, Ross University added faculty, classrooms, laboratories and student housing.

During March 2007, Chamberlain College of Nursing began offering associate and bachelor’s degrees in nursing programs at its new campus in Columbus, Ohio.  This new location is co-located with DeVry University’s campus in Columbus.

Professional and Training

Professional and Training segment recorded revenues of $67.9 million for fiscal year 2007, which increased by $14.3 million, or 26.8% from fiscal year 2006. The primary reason for the increased revenue during fiscal year 2007 was increased enrollment in Becker Professional Review’s CPA review courses and from increased sales of CPA and CFA review courses on CD-ROM. Management believed that these increases were being driven by an increase in market share and the continued demand for accounting and finance professionals.  Also contributing to the growth in revenues was a price increase of approximately 5%.

Other Educational Revenues

Other Educational Revenues increased by 22.7% to $70.8 million during fiscal year 2007 as compared to fiscal year 2006. As discussed above, the primary drivers for the increase in Other Educational Revenues were strong sales of Becker Professional Review course materials on CD-ROM and educational materials at DeVry University.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

Cost of Educational Services increased 7.4% to $486.7 million during fiscal year 2007 as compared to fiscal year 2006.  Cost increases were incurred in support of expanding online program enrollments and five additional DeVry University centers.  In addition, cost increases were incurred at Ross University to support increasing student enrollments.   Also contributing to the higher cost of educational services was an increase in salary expense due to annual merit increases.  In addition, provision for doubtful accounts increased primarily as a result of revenue growth.  Partially offsetting these increases was a decrease in depreciation expense in fiscal year 2007 because of lower capital spending during each of the past several years.

As a percent of revenue, Cost of Educational Services decreased to 52.1% in fiscal year 2007 from 54.0% during the prior year period.  The decrease was a result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments at all three business segments.

Separation Plan Severance

During the third quarter of fiscal 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees.  The decision to take this action resulted from a thorough analysis which revealed that a reduction in the number of employees at DeVry University campuses was warranted to address the subsidiary’s cost structure.  The VSP was offered at 22 DeVry University campuses with 285 employees being eligible to participate.  Seventy employees accepted this separation plan.   Separation of employment was effective no later than June 30, 2007.  DeVry recorded a pre-tax charge of approximately $3.7 million in the third and fourth quarters of fiscal 2007 in relation to these employees.  The charge consisted of severance pay and extended medical and dental benefits coverage.

In April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that further reduced its workforce by approximately 150 positions at its DeVry University campus-based operations.  This resulted in an additional pre-tax charge in the fourth quarter of fiscal 2007 of approximately $2.6 million that represented severance pay and benefits in relation to these employees.

Cash payments for the VSP began in the first quarter of fiscal year 2008 and will extend until the period of benefit coverage has expired.  Cash payments for the RIF were $1.1 million in the fourth quarter of fiscal 2007. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the 2007 VSP and RIF, approximately $5.1 million remained to be paid as of June 30, 2007.

Gain on Sale of Assets

During fiscal year 2007, DeVry sold its facility located in West Hills, California for $36.0 million.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  In March 2007, DeVry sold unused land adjacent to its campus in Tinley Park, Illinois for $1.9 million.  In connection with these sales, DeVry recorded a pre-tax gain of approximately $20.8 million ($12.7 million, net of tax, or $0.18 per share) during fiscal year 2007.  These gains were separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and were related to the DeVry University segment.

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

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew by 11.1% to $359.0 million during fiscal year 2007 as compared to fiscal year 2006.  The increase in expenses represented additional investments in recruiting, advertising and systems to drive and support future growth in new student enrollments.  High school presenters and advisors were added in connection with DeVry University’s strategy to increase enrollment of recent high school graduates.  Also, admissions advisors were added during fiscal year 2007 to support the growing online program enrollments and at new DeVry University centers.  Increased new student enrollments, as described above, at DeVry University, Becker Professional Review and Ross University are believed to be, in part, attributable to the higher level and effectiveness of this spending.  In addition, expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2007 as more new stock options were granted during this period.

Partially offsetting these increases in student recruiting expense was lower amortization of finite-lived intangible assets in connection with acquisitions of businesses, primarily related to Ross University. Amortization expense is included entirely in the Student Services and Administrative Expense category. For fiscal 2007, amortization expense for finite-lived intangible assets was $6.8 million compared to $9.9 million in fiscal year 2006.

OPERATING INCOME

DeVry University

DeVry University generated operating income of $38.4 million in fiscal 2007 as compared to $18.4 million in fiscal 2006.   Revenue increases and gross margin improvements were partially offset by increased spending on recruiting, advertising and systems infrastructure to drive future enrollment gains and enhance student services.   Also contributing to the increase in operating income for fiscal year 2007 were the gains on the sale of assets of $20.8 million, which were partially offset by the severance plan charges of $6.3 million, as previously discussed.

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

Professional and Training

Professional and Training operating income rose 42.6% to $25.8 million during fiscal year 2007 as compared to fiscal year 2006. The increase in operating income was the result of higher revenues and improved operating leverage as discussed above.  The increase was partially offset by a higher allocation of corporate expenses to this business segment, including information technology, human resources and legal, based upon the current usage of such services.

INTEREST

Fiscal year 2007 interest income of $7.4 million was a significant increase over fiscal year 2006.  The increase was attributable to higher levels of short-term investments with higher short-term interest rates as compared to the prior year.

Interest expense decreased $5.4 million to $4.8 million in fiscal year 2007 as compared to fiscal year 2006.  The decrease in interest expense was attributable to lower average borrowings.  The decrease was partially offset by the write-off of unamortized deferred financing costs related to the pre-payment of the Senior Notes and the change in the members of the bank group related to the Third Amendment to DeVry’s revolving credit agreement.  During July and October 2006, DeVry repaid the remaining Senior Notes totaling $115 million.  In connection with the debt prepayments, DeVry charged to expense approximately $0.8 million of unamortized deferred financing costs in fiscal year 2007.  During January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates; extend the remaining term from two to five years; revise and loosen certain financial covenants; and provide increased flexibility for acquisitions, dividends and/or share repurchase programs.  DeVry deferred approximately $0.2 million in financing costs incurred in relation to this refinancing and charged to expense approximately $0.1 million of previously deferred financing costs.

INCOME TAXES

The effective tax rate was 27.4% for fiscal year 2007, compared to 25.1% for the fiscal year 2006.  The higher effective income tax rate in fiscal year 2007 was primarily due to gains on the sale of the West Hills facility and excess land adjacent to the Tinley Park campus, which carried a tax rate of 39.1% and changes to prior and current year income tax estimates for Ross University’s domestic operations.  These increases in the effective tax rate were partially offset by an increase in the relative proportion of earnings from Ross University’s international operations to U.S. sourced income.

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

CRITICAL ACCOUNTING POLICIES

Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2008, describes in more detail the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

DeVry University tuition and technology fees, Ross University tuition for the basic science semesters, and Chamberlain College of Nursing tuition all are billed at the start of each academic term. The revenue is recognized ratably on a straight-line basis over that academic term. Revenue from Ross University clinical terms is recognized based upon the student’s weekly schedule of actual attendance. Refunds of tuition and other charges are reported as a reduction of revenues. Textbook, electronic course materials and other educational supply sales, and commissions received on sales by bookstores (which are operated by an outside party), are recognized when the sale occurs.

Tuition revenue from Becker Professional Review is recognized ratably on a straight-line basis over the course term. Becker Professional Review self-study CD ROM and textbook and other educational product revenues are recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided.

Tuition revenue from Advanced Academics Inc. is recognized ratably on a straight-line basis over the course term.

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

Internally Developed Software

Selected costs associated with developing DeVry’s information technology systems have been capitalized in accordance with the rules on accounting for costs of computer software developed for internal use in accordance with SOP 98-1.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), management annually compares the fair value of DeVry’s reporting units to their carrying value to identify potential impairment of goodwill. Similarly, management compares the fair value to the carrying value of indefinite-lived intangible assets arising from business combinations. This assessment is performed annually, or more frequently if circumstances require. The valuation is based upon several factors, including estimates of future revenues and earnings and a discounted cash flow analysis for several future years, and includes other assumptions, such as future income tax and interest discount rates. Such estimates require significant judgment, and over future periods, actual results may differ from these estimates. Although management believes its estimates are appropriate, if earnings and/or cash flow are less than our projections indicate, or other assumptions underlying the analysis change significantly, DeVry could incur impairment charges in future periods.

At June 30, 2008, intangible assets from business combinations totaled $62.8 million, and goodwill totaled $308.0 million. Together these assets equal approximately 37% of total assets, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

Income Tax Liabilities

DeVry recognizes income tax expense based upon income earned. However, some expenses, such as depreciation, may be recorded in one period for financial statement reporting but in the tax return for another period. These timing differences create deferred tax assets and liabilities that are recorded on the balance sheet to reflect the subsequent realization or payment of these amounts, respectively. DeVry’s deferred tax items are regularly analyzed and valuation reserves are established as required when the realization of a deferred tax asset is in doubt.

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

DeVry’s financial statements reflect the following significant estimates and assumptions:

—	the method of revenue recognition across the academic periods;

—
the estimates and judgments used to record the provision for uncollectible accounts receivable.  DeVry believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to DeVry.  DeVry’s greatest accounts receivable risk is with its DeVry University undergraduate students.  If an additional allowance of 1% of DeVry University undergraduate gross receivables was necessary, an additional provision of approximately $0.5 million would be required.

—	the useful lives of equipment and facilities whose value is a significant portion of DeVry’s total assets;

—	the value and useful lives of acquired finite-lived intangible assets;

—	the value of indefinite-lived intangible assets;

—	the pattern of the amortization of finite-lived intangible assets over their economic life;

—	losses to be realized in the future on the collection of presently owed student receivable balances;

—	the value of deferred tax assets and evaluation of uncertainties under FASB Interpretation No. 48;

—	certain marketable securities are valued using observable and unobservable inputs, such as internally-developed pricing models;

—	costs associated with any settlement of claims and lawsuits in which DeVry is a defendant;

—	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and

—	the value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal 2008 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  Plaintiffs have filed a Notice signifying their intent to appeal the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  DeVry intends to vigorously defend itself with respect to this claim.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of this request was to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act.  DeVry made a timely production of documents and continues to offer its full cooperation to the government in carrying out its inquiry.  DeVry believes that its compensation practices were designed to be in compliance with current regulations.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources.  During fiscal year 2008, some lenders announced that they were exiting certain private loan programs for some schools.  DeVry expects that these actions will not have a material impact on its students’ ability to access funds for their educational needs and thus its enrollments.

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

At June 30, 2008, total accounts receivable, net of related reserves, were $55.2 million, compared to $43.1 million at June 30, 2007. The increase is due to the impact on receivables from revenue growth across all three business segments as compared to the year-ago period, a change in timing of federal funds receivable and accounts receivable associated with the acquisition of Advanced Academics on October 31, 2007. These increases were partially offset by continued improvements in the timeliness of collections of receivables across all three of DeVry’s business segments.

To reduce the level of interim student financing under the DeVry University undergraduate EDUCARD® program, many students participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose federal and state funded financial aid is not sufficient to cover all their costs of education. DeVry has entered into a limited default risk sharing arrangement for some of these loans. At June 30, 2008, DeVry had reserved for and recognized as expense the amount of DeVry’s share of the default risk.

Financial Aid

DeVry is highly dependent upon the timely receipt of federal financial aid funds. In fiscal year 2007, approximately 70% of DeVry University undergraduate students’ tuition, book and fee revenues have been financed by federal financial assistance programs. Keller Graduate School tuition revenues from student participation in federal loan programs were approximately 65% of revenues. Ross University tuition revenues from student participation in federal loan programs were approximately 80% of revenues at both the medical and veterinary schools.  Chamberlain tuition revenues from student participation in federal financial aid programs were approximately 70% of revenues.  Data for fiscal year 2008 is not yet available.

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  The HEA was reauthorized by the United States Congress in July 2008, and was signed into law by the President on August 14, 2008.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds were authorized. At June 30, 2008, cash in the amount of $4.1 million was held in restricted bank accounts, compared to $14.5 million at June 30, 2007.  The decrease in the restricted cash balance is due to timing in the disbursement of such funds.

As described in more detail in “Item 1. Description of Business,” institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers equity, primary reserve, and net income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score at June 30, 2008, and determined that it exceeds 1.5. Management believes DeVry can continue to demonstrate the required level of financial stability.

Cash from Operations

Cash generated from operations in fiscal year 2008 was $198.6 million, compared to $125.2 million in the year ago period.  Cash flow from operations increased because of higher net income.   Cash flow was also driven by an increase in advance tuition payments of $4.8 million; $4.2 million greater source of cash from restricted funds; and a $12.2 million greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  These increases were partially offset by an increase in accounts receivable of $12.2 million and lower non-cash charges from depreciation and amortization of $4.1 million.

Accounts receivable increased due to a change in timing of federal funds receivable and accounts receivable associated with the acquisition of Advanced Academics on October 31, 2007.  Variations in the levels of accrued expenses from period to period are caused, in part, by the timing of the year-end relative to DeVry’s payroll and bill payment cycles.

Investing Activities

Capital expenditures in fiscal year 2008 were $62.8 million compared to $38.6 million in the year ago period.  The increase in capital expenditures during fiscal year 2008 was partially driven by DeVry’s exercise of its option to purchase its leased facility in Alpharetta, Georgia, for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  The increase in capital expenditures was also driven by the purchase of an office building in the Chicago suburbs to support the continued growth of DeVry’s online operations; spending to support DeVry’s real estate optimization strategy; costs of opening additional DeVry University centers; and spending on information systems.  Also, capital expenditures increased because of facility expansion at both the Ross University medical and veterinary schools and investments for the continued co-location and expansion of the Chamberlain College of Nursing.

During fiscal year 2008, DeVry executed sale leaseback transactions which resulted in the receipt of total sales proceeds of $52.6 million.  Included in the total sales proceeds was the receipt of $11.2 million from the sale leaseback of the Alpharetta facility, which DeVry purchased for $11.2 million immediately prior to the leaseback.

During fiscal year 2008, cash outflows relating to the purchase of businesses was $27.6 million, net of cash acquired.  On October 31, 2007, DeVry acquired Advanced Academics Inc., a leading online provider of secondary education, for $27.5 million in cash.

During fiscal year 2008, DeVry purchased $247.0 million of municipal auction rate securities and investments in mutual funds all of which are classified as available-for-sale securities.  During fiscal year 2008, DeVry sold $184.9 million of such securities.  As of June 30, 2008, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Current disruptions in credit markets, however, have adversely affected the auction market for these types of securities. Recent auctions for these securities have not produced sufficient bidders to allow for successful auctions. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.  The liquidity issues associated with DeVry’s portfolio of auction-rate securities has resulted in an estimated $2.3 million temporary impairment of these securities and has resulted in a reclassification of these investments from current assets to long-term assets.

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

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $220 million (exclusive of auction-rate securities) and its current borrowing capacity under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also DeVry has the option to borrow up to 80% of the fair market value of its auction rate securities portfolio through its broker, UBS.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry, and will agree from June 2010 to purchase all or any of the remaining auction rate securities, at par, from its institutional clients.

For fiscal 2009, management expects capital expenditures to increase to support future growth through acquisition and expansion of existing operations including further facility expansion plans at the Ross University medical and veterinary schools and Chamberlain College of Nursing, additional DeVry University centers and spending to support its real estate optimization strategy.  In addition, spending on information systems is likely to increase in fiscal year 2009.

During July 2008, Ross University announced it will open a teaching location in Freeport, Grand Bahama, in January 2009.  The students will be housed and taught in temporary space in Grand Bahama with Ross’ new 60,000 – 80,000 square foot campus targeted to open in 2010.  The new campus will initially have 18 – 25 faculty members, and will be equipped for further growth as demand increases.  Depending on the pace of development, capital expenditures related to opening the branch campus, including land, buildings and equipment, is expected to be in the range of $35 - $60 million over the next five years.

Also during July 2008, DeVry announced it will acquire U.S. Education Corporation (“USEC”) for $290 million in cash.  USEC is the parent organization of Apollo College and Western Career College and is based in Mission Viejo, California.  Apollo College and Western Career College prepare students for careers in healthcare through certificate and associate degree programs in nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting.  The two colleges operate 17 campus locations in the western United States and currently serve more than 8,700 students.  Under the terms of the agreement, which has been approved by the boards of directors of both companies, DeVry will pay the purchase price of $290 million in cash in exchange for all outstanding shares of USEC, subject to customary purchase price adjustments.  DeVry intends to finance the acquisition through a combination of cash and debt, utilizing its existing credit facility and potentially borrowing against its holdings of auction rate securities. The transaction is subject to regulatory approvals and customary closing conditions. The transaction is not conditioned on financing and is expected to close during the first quarter of fiscal year 2009.

Cash from Financing Activities

During fiscal year 2008, DeVry repurchased, on the open market, 552,926 shares of its common stock at a total cost of approximately $24.5 million.   All of the shares repurchased were related to the share repurchase program announced on November 15, 2006.  In April 2008, DeVry completed this repurchase plan.  Cash dividends paid during fiscal year 2008 were $7.8 million.

DeVry’s Board of Directors declared a dividend on May 13, 2008 of $0.06 per share to common stockholders of record as of June 19, 2008.  The dividend was paid on July 10, 2008.

On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  As of June 30, 2008, DeVry has not repurchased any shares under this program.  The timing and amount of any future repurchases will be determined by company management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

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

The following table summarizes the terms of the revolving credit agreement, as amended in January 2007, and its status as of June 30, 2008:

Revolving Credit Agreement, as amended in January 2007

	DeVry Inc.	GEI
Borrowing limit	$175 million, with option to increase to $275 million, less any outstanding GEI borrowings under the revolving credit agreement	$50 million sub limit
Interest rate	At DeVry’s discretion, either the prime rate or a LIBOR rate plus 0.50% — 1.25%, depending upon the achievement of certain financial ratios.	At DeVry’s discretion, either the prime rate or a LIBOR rate plus 0.50% — 1.25%, depending upon the achievement of certain financial ratios.
Maturity	January 11, 2012	January 11, 2012
Outstanding borrowings at June 30, 2008	$0	$0
Interest rate at June 30, 2008	N/A	N/A
Outstanding letters of credit at June 30, 2008	$4,328,670	$0

No amount has ever been drawn under the letter of credit issued on behalf of DeVry.

DeVry and GEI are not required to repay any borrowings under the revolving credit agreement until its maturity dates, but we can make prepayments without penalty at any time.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services. At June 30, 2008, there were no outstanding borrowings nor any required payments under DeVry’s revolving credit agreement prior to its maturity.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry has not entered into any derivative, swap, futures contract, put, call, hedge or non-exchange traded contracts during fiscal years 2007 and 2008.

As of the end of the fiscal year, DeVry had posted more than $19.0 million of surety bonds to various governmental jurisdictions on behalf of DeVry University, Chamberlain College of Nursing and Becker Professional Review in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.

A summary of DeVry’s contractual obligations at June 30, 2008, is presented below:

		Due In
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Operating Leases	$307,800	$48,200	$117,700	$60,700	$81,200
Employment Agreements	7,277	992	3,017	661	2,607
Total Cash Obligations	$315,077	$49,192	$120,717	$61,361	$83,807

DeVry’s consolidated cash balances of $217.2 million at June 30, 2008, include approximately $129.6 million of cash attributable to the Ross University offshore operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand operations of Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for domestic general corporate purposes.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility, will be sufficient to fund both DeVry’s current operations and growth plans, future dividend payments and share repurchases for the foreseeable future unless future significant investment opportunities should arise.

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

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value, with changes in fair value recorded in earnings.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable.  For DeVry, SFAS 159 is effective beginning in fiscal year 2009.  DeVry does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

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

The interest rate on DeVry’s debt is based upon Eurodollar interest rates for periods typically ranging from one to three months. Based upon borrowings of $50.0 million, a 1.0% increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2008, DeVry had no outstanding borrowings.  However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry and its subsidiaries are included below on pages 62 through 89 of this report:

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

As of June 30, 2008, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2008, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry’s internal control over financial reporting as of June 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of fiscal year 2008 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007

	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$217,199	$129,155
Marketable Securities	2,308	—
Restricted Cash	4,113	14,483
Accounts Receivable, Net	55,214	43,084
Deferred Income Taxes, Net	14,975	13,915
Prepaid Expenses and Other	31,779	18,348
Total Current Assets	325,588	218,985
Land, Buildings and Equipment:
Land	50,726	60,570
Buildings	216,048	218,836
Equipment	282,273	260,847
Construction In Progress	4,874	15,816
	553,921	556,069
Accumulated Depreciation and Amortization	(314,606)	(296,742)
Land, Buildings and Equipment, Net	239,315	259,327
Other Assets:
Intangible Assets, Net	62,847	56,920
Goodwill	308,024	291,113
Perkins Program Fund, Net	13,450	13,450
Marketable Securities	57,171	—
Other Assets	11,961	4,318
Total Other Assets	453,453	365,801
TOTAL ASSETS	$1,018,356	$844,113

LIABILITIES:
Current Liabilities:
Accounts Payable	$70,368	$34,295
Accrued Salaries, Wages and Benefits	51,300	47,093
Accrued Expenses	31,175	32,737
Advance Tuition Payments	16,972	14,402
Deferred Tuition Revenue	40,877	37,348
Total Current Liabilities	210,692	165,875
Other Liabilities:
Deferred Income Taxes, Net	22,163	18,343
Accrued Postemployment Agreements	3,893	4,901
Deferred Rent and Other	25,619	13,028
Total Other Liabilities	51,675	36,272
TOTAL LIABILITIES	262,367	202,147
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,377,000 and 71,131,000 Shares Outstanding at June 30, 2008 and 2007, Respectively	724	716
Additional Paid-in Capital	168,405	143,580
Retained Earnings	627,064	510,979
Accumulated Other Comprehensive Loss	(2,963)	(918)
Treasury Stock, at Cost (989,579 and 436,786 Shares, Respectively)	(37,241)	(12,391)
TOTAL SHAREHOLDERS’ EQUITY	755,989	641,966
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,018,356	$844,113

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2008	2007	2006

	(Dollars in thousands except for per share amounts)
REVENUES:
Tuition	$1,004,029	$862,660	$781,813
Other Educational	87,804	70,813	57,700
Total Revenues	1,091,833	933,473	839,513
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	503,133	486,721	453,066
Separation Plan Severance	—	6,252	—
Loss (Gain) on Sales of Assets	3,743	(20,812)	(451)
Student Services and Administrative Expense	422,622	359,025	323,010
Total Operating Costs and Expenses	929,498	831,186	775,625
Operating Income	162,335	102,287	63,888
INTEREST:
Interest Income	10,463	7,437	3,785
Interest Expense	(522)	(4,784)	(10,190)
Net Interest Income (Expense)	9,941	2,653	(6,405)
Income Before Income Taxes	172,276	104,940	57,483
Income Tax Provision	46,744	28,752	14,430
NET INCOME	$125,532	$76,188	$43,053

EARNINGS PER COMMON SHARE:
Basic	$1.76	$1.07	$0.61
Diluted	$1.73	$1.07	$0.61

Cash Dividend Declared per Common Share	$0.12	$0.10	$—

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2008	2007	2006

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$125,532	$76,188	$43,053
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	5,724	5,428	4,339
Depreciation	34,808	35,979	37,616
Amortization	5,066	8,028	10,492
Provision for Refunds and Uncollectible Accounts	51,881	51,240	47,271
Deferred Income Taxes	3,110	4,592	(475)
Loss (Gain) on Disposals of Land, Buildings and Equipment	3,882	(20,452)	(260)
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	10,374	6,153	(6,755)
Accounts Receivable	(59,952)	(47,739)	(55,123)
Prepaid Expenses And Other	(21,867)	(5,225)	(5,410)
Accounts Payable	35,997	(5,384)	9,172
Accrued Salaries, Wages, Benefits and Expenses	533	13,002	(4,055)
Advance Tuition Payments	2,546	(2,213)	1,888
Deferred Tuition Revenue	1,012	5,579	9,069
NET CASH PROVIDED BY OPERATING ACTIVITIES	198,646	125,176	90,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(62,806)	(38,558)	(25,265)
Net Proceeds from Sales of Land and Building	52,571	36,642	1,798
Payments for Purchases of Businesses, Net of Cash Acquired	(27,603)	—	(2,530)
Marketable Securities Purchased	(247,013)	—	—
Marketable Securities-Maturities and Sales	184,854	—	—
NET CASH USED IN INVESTING ACTIVITIES	(99,997)	(1,916)	(25,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	17,703	12,946	3,598
Reissuance of Treasury Stock	1,021	927	336
Repurchase of Common Stock for Treasury	(24,465)	(10,534)	—
Cash Dividends Paid	(7,840)	(3,545)	—
Excess Tax Benefit from Stock-Based Payments	4,201	972	532
Borrowings from Revolving Credit Facility	25,000	40,000	—
Repayments Under Revolving Credit Facility	(26,895)	(50,000)	(90,000)
Repayments Under Senior Notes	—	(115,000)	(10,000)
NET CASH USED IN FINANCING ACTIVITIES	(11,275)	(124,234)	(95,534)
Effects of Exchange Rate Differences	670	(454)	(531)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	88,044	(1,428)	(31,240)
Cash and Cash Equivalents at Beginning of Year	129,155	130,583	161,823
Cash and Cash Equivalents at End of Year	$217,199	$129,155	$130,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$369	$4,752	$9,214
Income Taxes, Net	58,387	18,100	24,013
Non-cash Financing Activity:
Declaration of Cash Dividends to be Paid	4,283	3,557	—

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended June 30, 2008, 2007 and 2006

	Common Stock			Accumulated
	Amount $.01	Additional Paid-In	Retained	Other Comprehensive	Treasury
	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands)
Balance at June 30, 2005	$706	$115,847	$398,840	$266	$(2,276)	$513,383
Comprehensive income:
Net income in 2006			43,053			43,053
Change in fair value of interest rate hedge				12		12
Foreign currency translation				(702)		(702)
Comprehensive income						42,363
Stock-based Compensation		4,339				4,339
Proceeds from exercise of stock options	2	3,745			(149)	3,598
Proceeds from stock issued under Employee Stock Purchase Plan		31			305	336
Tax benefit from exercise of stock options		588				588
Balance at June 30, 2006	708	124,550	441,893	(424)	(2,120)	564,607
Comprehensive income:
Net income in 2007			76,188			76,188
Foreign currency translation				(494)		(494)
Comprehensive income						75,694
Stock-based Compensation		5,428				5,428
Cash Dividends of $0.10 per common share			(7,102)			(7,102)
Proceeds from exercise of stock options	8	13,504			(566)	12,946
Proceeds from stock issued under Employee Stock Purchase Plan		98			829	927
Repurchase of Common Shares for Treasury					(10,534)	(10,534)
Balance at June 30, 2007	716	143,580	510,979	(918)	(12,391)	641,966
Comprehensive income:
Net income in 2008			125,532			125,532
Foreign currency translation				(388)		(388)
Unrealized Investment Gains (Losses), net of tax				(1,657)		(1,657)
Comprehensive income						123,487
Stock-based Compensation		5,724				5,724
Cash Dividends of $0.12 per common share			(8,566)			(8,566)
Proceeds from exercise of stock options	8	18,787			(1,092)	17,703
Proceeds from stock issued under Employee Stock Purchase Plan		314			707	1,021
Cumulative effect of FIN 48			(881)			(881)
Repurchase of Common Shares for Treasury					(24,465)	(24,465)
Balance at June 30, 2008	$724	$168,405	$627,064	$(2,963)	$(37,241)	$755,989

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

DeVry University is one of the largest regionally accredited higher education systems in North America, offering both undergraduate and graduate programs. DeVry University’s undergraduate operations award associate and bachelor’s degrees in technology, healthcare technology and business. Keller Graduate School of Management of DeVry University awards master’s degrees in business administration, accounting and financial management, information systems management, human resource management, project management, public administration and telecommunications management. At June 30, 2008, DeVry University programs were offered at 23 large campus locations and 68 smaller teaching centers, all in the United States, except for one campus location in Canada and through DeVry University Online. Several additional DeVry University locations are planned to open in fiscal 2009.

DeVry University operates Advanced Academics Inc (“AAI”).  AAI supplements traditional high school classroom programs through online- based course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in 6 states.

Ross University comprises the Ross University School of Medicine and the Ross University School of Veterinary Medicine (collectively referred to as “Ross University”), with campuses in the Caribbean countries of Dominica and St. Kitts, respectively. Ross University students complete their basic science curriculum in modern, fully equipped campuses in the Caribbean and complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with Ross University.

Chamberlain College of Nursing (“Chamberlain”), formerly Deaconess College of Nursing, through its locations in St. Louis, Missouri, Columbus, Ohio, Addison, Illinois and Phoenix, Arizona, Chamberlain offers associate and bachelor’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree or nursing diploma program. Non-clinical coursework is offered both on campus and online.

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

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and bankers acceptances with original maturities of three months or less. Short-term investment objectives are to minimize risk and maintain liquidity.  These investments are stated at cost, which approximates market, because of their short duration or liquid nature. DeVry places its cash and temporary cash investments with high credit quality institutions. Cash and cash equivalent balances are generally in excess of the FDIC insurance limit. DeVry has not experienced any losses on its cash and cash equivalents.

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

In fiscal year 2008, as part of continuing operations in Pennsylvania, DeVry was required to maintain a “minimum protective endowment” of at least $500,000.  These funds are required as long as DeVry operates campuses in the state.  DeVry accounts for these funds as restricted cash.

Marketable Securities

Marketable securities consist of auction-rate certificates and investments in mutual funds all of which are classified as available-for-sale securities.  The following is a summary of our short-term and long-term available-for-sale marketable securities at June 30, 2008 (dollars in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value

Short-term Investments:
Bond Mutual Fund	$746	$-	$12	$758
Stock Mutual Funds	1,939	(389)	-	1,550
Total Short-term Investments	$2,685	$(389)	$12	$2,308

Long-term Investments:
Auction Rate Certificates	$59,475	$(2,304)	$-	$57,171
Total Long-term Investments	$59,475	$(2,304)	$-	$57,171

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. At June 30, 2008, contractual maturities of our long-term investments ranged from 18 to 33 years.

At June 30, 2008, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

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

As of June 30, 2008, all unrealized losses in the above table have been in a continuous unrealized loss position for less than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the investee, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be permanently impaired as of June 30, 2008.

As shown in the table above, as of June 30, 2008, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Current disruptions in credit markets, however, have adversely affected the auction market for these types of securities. Recent auctions for these securities have not produced sufficient bidders to allow for successful auctions. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.  The liquidity issues associated with DeVry’s portfolio of auction-rate securities has resulted in an estimated $2.3 million temporary impairment of these securities and has resulted in a reclassification of these investments from current assets to long-term assets.

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

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $220 million (exclusive of auction-rate securities) and its current borrowing capacity under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also DeVry has the option to borrow up to 80% of the fair market value of its auction rate securities portfolio through its broker, UBS.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry, and will agree from June 2010 to purchase all or any of the remaining auction rate securities, at par, from its institutional clients.

Revenue Recognition

DeVry University tuition and technology fee revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. Ross University is responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University students are charged to expense on the same basis. Chamberlain tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. AAI tuition and fee revenues are recognized ratably on a straight-line basis over the applicable contract term. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same straight-line fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. Reserves for uncollectible accounts are analyzed periodically in light of current collection and loss experience. Related reserves with respect to uncollectible accounts and refunds totaled $35,880,000 and $35,889,000 at June 30, 2008 and June 30, 2007, respectively.

Textbook and electronic course materials sales and other educational product sales, including training services and the Becker CD-ROM product, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenues are recognized when the sale occurs, generally at the start of each academic term. Revenues from training services, which are generally short-term in duration, are recognized when the training service is provided. Also included in Other Educational Revenues are receivable interest billings from various student-deferred tuition payment plans. Interest charges are generally billed monthly and are recognized when billed. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized into income when confirmation of course delivery is received.

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

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed at the end of fiscal 2008. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 7-Intangible Assets” for results of DeVry’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives, generally two to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

DeVry expenses all curriculum development, new school opening and student recruiting costs as incurred.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal 2008. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2,562,000 at June 30, 2008 and 2007. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund.  The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Internal Software Development Costs

DeVry capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets There were no costs capitalized during fiscal 2008, 2007 and 2006. The capitalized software development costs for completed projects, which are also included in the Land, Building and Equipment section of the Consolidated Balance Sheets, were $2.0 million and $5.5 million at June 30, 2008 and 2007, respectively.

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

Foreign Currency Translation

The financial position and results of operations of Ross University’s Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. The financial position and results of operations of DeVry’s Canadian operations are measured using the local currency as the functional currency. Assets and liabilities of the Canadian operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss). Transaction gains or losses during the years ended June 30, 2008, 2007 and 2006 were not material.

Income Taxes

Income taxes are provided by applying statutory rates to income recognized for financial statement purposes. Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of assets and liabilities. Effects of statutory rate changes are recognized for financial reporting purposes in the year in which enacted by law. The Ross University operating subsidiaries in Dominica and St. Kitts have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Also, DeVry intends to indefinitely reinvest existing cash balances, subsequent earnings and cash flow in Ross University or other business opportunities outside the United States. Accordingly, no provision for current income taxes is being recorded for income attributable to these taxing jurisdictions.

Guarantees

Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  Management believes the estimated fair value of these indemnification agreements is minimal.  DeVry has no liabilities recorded for these agreements of June 30, 2008 and 2007.

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

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2008, 2007 and 2006 computations of diluted earnings per share were options to purchase 495,000, 915,000 and 1,750,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares.

	Years Ended June 30,
	2008	2007	2006
	(in thousands)
Basic shares	71,277	70,909	70,595
Effect of Dilutive Stock Options	1,129	491	285
Diluted Shares	72,406	71,400	70,880

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

Treasury shares are reissued on a monthly basis at market value, to the DeVry Employee Stock Purchase Plan in exchange for employee payroll deductions.  In the second quarter of fiscal year 2008, 3,455 treasury shares were resold at a 10% discount to market value to two employees of Advanced Academics Inc. upon the acquisition of that business (see “Note 6 – Business Combination).  When treasury shares are reissued, DeVry uses an average cost method to reduce the Treasury Stock balance.  Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment, unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes, and the differences between changes in the fair values of the cash flow hedging instruments described above in “Derivative Instruments and Hedging Activities,” and the amount of these instruments being amortized to earnings. The following are the amounts recorded in Accumulated Other Comprehensive Loss for the years ended June 30, 2008, 2007 and 2006 (dollars in thousands).

	Year Ended June 30,
	2008	2007	2006
Balance at Beginning of Period	$(918)	$(424)	$266
Net Unrealized Investment Gains (Losses)	(1,657)	-	-
Translation Adjustments	(388)	(494)	(702)
Change in fair value of interest rate hedge	-	-	12
Balance at End of Period	$(2,963)	$(918)	$(424)

The Accumulated Other Comprehensive Loss balance at June 30, 2008, consists of $1,306,000 of cumulative translation losses and $1,657,000 of unrealized losses on available-for-sale marketable securities, net of tax of $1,036,000. At June 30, 2007, this balance was composed entirely of cumulative translation losses of $918,000.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $135.1 million, $112.6 million, and $107.1 million for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

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

SFAS 159

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value, with changes in fair value recorded in earnings.  Under SFAS 159, the decision to measure items at fair value is made at specified election dates on an instrument-by-instrument basis and is irrevocable.  For DeVry, SFAS 159 is effective beginning in fiscal year 2009.  DeVry does not expect that the adoption of SFAS 159 will have a material impact on its consolidated financial statements.

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

At June 30, 2008, 5,895,744 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The following is a summary of options activity for the fiscal year ended June 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2007	3,316,210	$23.61
Options Granted	645,500	$36.67
Options Exercised	(798,830)	$23.82
Options Canceled	(123,084)	$27.84
Outstanding at June 30, 2008	3,039,796	$26.19	6.51	$83,527
Exercisable at June 30, 2008	1,633,026	$24.07	5.03	$48,263

The total intrinsic value of options exercised for the years ended June 30, 2008, 2007 and 2006 was $21,122,000, $8,266,000 and $2,626,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during fiscal years 2008, 2007 and 2006 were $16.41, $10.58 and $10.12, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2008	2007	2006
Expected Life (in Years)	6.60	6.67	5.42
Expected Volatility	39.33%	41.51%	41.35%
Risk-free Interest Rate	4.34%	4.57%	3.82%
Dividend Yield	0.32%	0.46%	—
Pre-vesting Forfeiture Rate	5.00%	4.00%	4.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. The expected life of options granted in fiscal year 2006 was based on a projected exercise pattern that accounts for the shorter vesting provisions of the majority of the options granted during that period.

DeVry’s expected volatility is computed by combining and weighting the implied market volatility, its most recent volatility over the expected life of the option grant, and DeVry’s long-term historical volatility.

The pre-vesting forfeiture rate is based on DeVry’s historical stock option forfeiture experience.  The pre-vesting for forfeiture assumption increased to 5.0% during fiscal year 2008 from 4.0% used in previous periods due to an increase in employee turnover.

If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the previous period.

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Cost of Educational Services	$1,832	$1,737	$1,388
Student Services and Administrative Expense	3,892	3,691	2,951
Income Tax Benefit	(962)	(1,090)	(731)
Net Stock-Based Compensation Expense	$4,762	$4,338	$3,608

As of June 30, 2008, $12.4 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.5 years. The total fair value of options vested during the years ended June 30, 2008, 2007 and 2006 was approximately $4,900,000, $5,000,000 and $5,100,000, respectively.

There were no capitalized stock-based compensation costs at June 30, 2008 and 2007.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2007 and 2008, DeVry’s Board of Directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
Nov. 15, 2006	Dec. 20, 2006	Jan. 15, 2007	$0.05	$3,545
May 8, 2007	June 18, 2007	July 12, 2007	$0.05	$3,557
Nov. 7, 2007	Dec. 14, 2007	Jan. 4, 2008	$0.06	$4,283
May 13, 2008	June 19, 2008	July 10, 2008	$0.06	$4,283

The dividend paid on July 10, 2008 of $4.3 million was recorded as a reduction to retained earnings as of June 30, 2008.  Future dividends will be at the discretion of the Board of Directors.

On November 15, 2006, DeVry announced that its Board of Directors had established a stock repurchase plan. The stock repurchase plan allowed DeVry repurchase back up to $35 million of its common stock through December 31, 2008. As of April, 2008, DeVry completed this repurchase plan having repurchased, on the open market, 908,399 shares of its common stock at a total cost of $35 million. These buybacks were funded through available cash balances.

On May 13, 2008, the Company announced its Board of Directors authorized a new share repurchase program, which allows the company to repurchase up to $50 million of its common stock through December 31, 2010. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.  No repurchases had been made under this plan as of June 30, 2008.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations

NOTE 5:  BUSINESS COMBINATIONS

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

At October 31, 2007

Current Assets	$4,556
Property and Equipment	210
Other Long-term Assets	3,796
Intangible Assets	10,853
Goodwill	16,911
Total Assets Acquired	36,326
Liabilities Assumed	8,691
Net Assets Acquired	$27,635

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

DeVry determined this allocation based upon a number of factors. The $16.9 million of goodwill was all assigned to the DeVry University operating segment.

There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 6:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(47,770)
Customer Contracts	7,000	(897)
License and Non-compete Agreements	2,684	(2,670)
Class Materials	2,900	(1,500)
Curriculum/Software	2,500	(333)
Trade Names	110	(110)
Other	639	(633)
Total	$63,603	$(53,913)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$53,157

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(44,341)
License and Non-compete Agreements	2,650	(2,623)
Class Materials	2,900	(1,300)
Trade Names	110	(103)
Other	620	(620)
Total	$54,050	$(48,987)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $4,926,000 and $6,842,000 for the years ended June 30, 2008 and 2007, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2009	$2,154
2010	2,204
2011	2,006
2012	1,698
2013	778

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2008 and 2007, there was no impairment loss associated with these indefinite-lived intangible assets, as estimated fair value exceeds the carrying amount.

DeVry determined that as of the end of fiscal years 2008 and 2007, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by management. The carrying amount of goodwill related to the DeVry University reportable segment at June 30, 2008 was $39.1 million which was an increase of $16.9 million from June 30, 2007. This increase results from the allocation of the AAI purchase price as described in Note 5-Business Combination.  The carrying amount of goodwill related to the Professional and Training reportable segment was unchanged at $24.7 million at June 30, 2008 and June 30, 2007. The carrying amount of goodwill related to the Medical and Healthcare segment was unchanged at $244.2 million at June 30, 2008 and June 30, 2007.

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

In September 2007, DeVry exercised the option to purchase its leased facility in Alpharetta, Georgia, for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

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

In November 2005, a DeVry owned building in the Denver, Colorado area was sold for $1.8 million. As a result of this sale, DeVry realized a pre-tax gain of $0.5 million. This gain is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and related to the DeVry University reportable segment. This building was acquired in 1999 with the acquisition of Denver Technical College. This facility was no longer essential to its operations, having been largely replaced by a new and larger DeVry University campus serving the Denver market.

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

In April 2007, DeVry announced plans for an involuntary reduction in force (RIF) that further reduced its workforce by approximately 150 positions at its DeVry University campus-based operations.  This resulted in an additional pre-tax charge in the fourth quarter of fiscal 2007 of approximately $2.6 million that represented severance pay and benefits in relation to these employees.

The VSP and RIF charges are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the DeVry University reportable segment.

Cash payments for the VSP and RIF were approximately $4.6 million and $1.1 million, in the years ended June 30, 2008 and 2007, respectively. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the fiscal year 2007 VSP and RIF, approximately $0.5 million remained to be paid as of June 30, 2008.

NOTE 9:  INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands).

	For the Year Ended June 30,
	2008	2007	2006
U.S.	$123,101	$66,734	$33,154
Foreign	49,175	38,206	24,329
Total	$172,276	$104,940	$57,483

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Current Tax Provision:
U.S. Federal	$36,624	$23,718	$11,818
State and Local	3,009	1,247	3,033
Foreign	(1,330)	(1,122)	(310)
Total Current	38,303	23,843	14,541
Deferred Tax Provision:
U.S. Federal	6,296	2,980	(87)
State and Local	2,145	1,929	(24)
Foreign	—	—	—
Total Deferred	8,441	4,909	(111)
Income Tax Provision	$46,744	$28,752	$14,430

The income tax provisions differ from those computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	For the Year Ended June 30,
	2008		2007		2006
Income Tax at Statutory Rates	$60,297	35.0%	$36,729	35.0%	$20,119	35.0%
Lower Rates on Foreign Operations	(17,211)	(10.0)%	(13,372)	(12.7)%	(8,420)	(14.7)%
State Income Taxes	5,480	3.2%	3,136	3.0%	1,816	3.2%
Stock Options	(537)	(0.3)%	(189)	(0.2)%	628	1.1%
Tax Credits and Other	(1,285)	(0.8)%	2,448	2.3%	287	0.5%
Income Tax Provision	$46,744	27.1%	$28,752	27.4%	$14,430	25.1%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.  These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2008	2007	2006
Loss Carryforwards, net	$16,163	$10,869	$10,469
Employee Benefits	6,164	7,195	7,841
Stock-Based Payments	206	5,315	5,650
Receivable Reserves and Other, net	20,528	12,267	13,000
Depreciation	1,144	2,416	1,626
Less: Valuation Allowance	(13,616)	(10,308)	(7,100)
Gross Deferred Tax Assets	30,589	27,754	31,486
Amortization of Intangible Assets	(37,777)	(32,182)	(30,350)
Gross Deferred Tax Liabilities	(37,777)	(32,182)	(30,350)
Net Deferred Taxes	$(7,188)	$(4,428)	$1,136

DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2028.

As of June 30, 2008, valuation allowances have been established for approximately $13.6 million as compared to $10.3 million as of June 30, 2007.  The increase in valuation allowances in fiscal year 2008 was primarily related to the historical federal net operating losses that were acquired as a result of the acquisition of Advanced Academics. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary and $4.3 million for certain state net operating loss carryforwards that may expire before their benefits are utilized and $2.8 million related to the historical federal net operating losses acquired as a result of the Advanced Academics acquisition.  The Canadian valuation allowances are composed of net operating losses of $2.5 million, depreciation of $3.5 million and $0.5 million of other deferred tax benefits.

Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $129.6 million and $72.4 million attributable to Ross University’s international operations as of June 30, 2008 and 2007, respectively.  As of June 30, 2008 and 2007, cumulative undistributed earnings were approximately $146.4 million and $94.3 million, respectively.

The effective tax rate was 27.1% for fiscal year 2008, compared to 27.4% for the prior year.  The higher effective income tax rate in fiscal year 2007 was primarily due to gains on the sale of the West Hills facility and excess land adjacent to the Tinley Park campus, which carried a tax rate of 39.1%.  In fiscal year 2008, there is no corresponding gain, and the net loss on the fiscal year 2008 first quarter facility sales which carries a tax rate of 39.1% provided a benefit which decreased the fiscal 2008 effective tax rate.  This decrease was partially offset by an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year.

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

As of the adoption of FIN 48, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $6.0 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.4 million.  As of June 30, 2008, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $2.6 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.9 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million and at June 20, 2008 was $0.8 million.

The change in our unrecognized tax benefits for the year ended June 30, 2008 was (dollars in millions):

July 1, 2007	$6.0

Increases from positions taken during prior periods	0.7

Decreases from positions taken during prior periods	(0.1)

Increases from positions taken during the current period	0.2

Decreases related to settlements with taxing authorities	(0.1)

Decreases related to change in tax accounting method	(4.0)

Decreases resulting from the lapse in the statute of limitations	(0.1)

June 30, 2008	$2.6

The Internal Revenue Service is currently examining DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns.  DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2004.

NOTE 10:  LONG-TERM DEBT

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary.  As of June 30, 2008 and 2007, DeVry had no outstanding borrowings under this facility.  The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement in total cannot exceed $175,000,000, and GEI aggregate commitments cannot exceed $50,000,000. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275,000,000 in total with GEI aggregate commitments cannot exceed $50,000,000. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $4,329,000 and $1,491,000 as of June 30, 2008 and 2007, respectively. As of June 30, 2008, any outstanding borrowings under this agreement would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or a Eurodollar rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or violation of other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and, required payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2008.

The stock of certain of the subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

In connection with entering into various borrowing agreements and amendments to those agreements, DeVry incurred financing costs that were deferred. The unamortized balance of the original and amendment related financing costs associated with the revolving credit facility are being amortized over the extended 5-year term of the loan. All other deferred financing fees were amortized or written-off to expense upon the payment and prepayment of the related debt.  Amortization and write-offs of deferred financing costs, which are included in interest expense were $140,000, $1,186,000 and $555,000 for the years ended June 30, 2008, 2007 and 2006, respectively.

NOTE 11:  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan

All employees, except those of DMI and Ross University, who meet certain eligibility requirements can participate in DeVry’s 401(k) Profit Sharing Retirement Plan. DeVry contributes to the plan an amount up to 2.0% of the total eligible compensation of employees who make contributions under the plan. Employees of DMI and Ross University participate in two separate plans and receive matching contributions of up to 5% of total eligible compensation. Matching contributions under the plans were approximately $4,754,000, $4,554,000 and $4,009,000 in fiscal 2008, 2007 and 2006, respectively. In addition, DeVry’s Board of Directors may also make discretionary contributions for the benefit of all eligible employees, except those of DMI and Ross University. Provisions for discretionary contributions under the plan were approximately $5,925,000, $4,983,000 and $3,644,000 in fiscal 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

Under provisions of DeVry’s Employee Stock Purchase Plan, any eligible employee may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2008, 2007 and 2006. Total shares issued to the Plan were 18,361 and 36,242 in fiscal 2008 and 2007, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. At the current time, DeVry is re-issuing treasury shares to satisfy employee share purchases under this plan

Postemployment Benefits

DeVry previously entered into employment agreements with its current Chair of the Board of Directors and a former Chief Executive Officer.  These agreements provided for certain benefits that required accrual over the service period which ended June 30, 2005. For the fiscal years ended June 30, 2008, 2007 and 2006, DeVry recognized expense of approximately $35,000, $300,000 and $48,000, respectively, representing the present value of the obligation related to these agreements, discounted using a 6.77% rate as of June 30, 2008, and using the sinking fund accrual method.

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

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2008, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2009	$48,200
2010	43,700
2011	38,000
2012	36,000
2013	32,600
Thereafter	109,300

DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2008, 2007and 2006, were $50,724,000, $50,531,000 and $47,033,000, respectively.

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  Plaintiffs have filed a Notice signifying their intent to appeal the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  DeVry intends to vigorously defend itself with respect to this claim.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act.  DeVry made a timely production of documents and continues to offer its full cooperation to the government in carrying out its inquiry.  DeVry believes that its compensation practices were designed to be in compliance with current regulations.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

NOTE 14:  SEGMENT INFORMATION

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

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2008, 2007 and 2006. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Revenues:
DeVry University	$840,940	$728,401	$675,537
Medical and Healthcare	169,814	137,177	110,412
Professional and Training	81,079	67,895	53,564
Total Consolidated Revenues	$1,091,833	$933,473	$839,513
Operating Income:
DeVry University	$83,425	$38,446	$18,413
Medical and Healthcare	52,243	46,980	38,082
Professional and Training	33,844	25,753	18,060
Reconciling Items:
Amortization Expense	(4,926)	(6,842)	(9,937)
Depreciation and Other	(2,251)	(2,050)	(730)
Total Consolidated Operating Income	$162,335	$102,287	$63,888
Interest:
Interest Income	10,463	7,437	3,785
Interest Expense	(522)	(4,784)	(10,190)
Net Interest Income (Expense)	9,941	2,653	(6,405)
Total Consolidated Income before Income Taxes	$172,276	$104,940	$57,483
Segment Assets:
DeVry University	$442,350	$330,970	$375,170
Medical and Healthcare	465,950	398,586	395,913
Professional and Training	82,382	92,963	79,032
Corporate	27,674	21,594	22,367
Total Consolidated Assets	$1,018,356	$844,113	$872,482

	For the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Additions to Long-lived Assets:
DeVry University	$81,236	$26,280	$15,743
Medical and Healthcare	9,349	12,025	8,959
Professional and Training	195	253	2,563
Total Consolidated Additions to Long-lived Assets	$90,780	$38,558	$27,265
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$62,806	$38,558	$25,265
Increase in Capital Assets from Acquisitions	210	—	—
Increase in Intangible Assets and Goodwill	27,764	—	2,000
Total Increase in Consolidated Long-lived Assets	$90,780	$38,558	$27,265
Depreciation Expense:
DeVry University	$27,967	$29,799	$32,149
Medical and Healthcare	5,662	4,739	4,028
Professional and Training	414	453	451
Corporate	765	988	988
Total Consolidated Depreciation	$34,808	$35,979	$37,616
Intangible Asset Amortization Expense:
DeVry University	$1,267	$—	$—
Medical and Healthcare	3,428	6,589	9,671
Professional and Training	231	253	266
Total Consolidated Amortization	$4,926	$6,842	$9,937

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

In September 2007, DeVry exercised the option to purchase its leased facility in Alpharetta, Georgia.  Immediately following the acquisition, DeVry sold the facility to a different party and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease. This income is included in operating income of the DeVry University reportable segment.

In March 2007, DeVry sold unused land located adjacent to its DeVry University campus in Tinley Park, Illinois for approximately $1.9 million. In connection with the sale, DeVry recorded a pre-tax gain of approximately $0.9 million during the third quarter of fiscal year 2007.  In September 2006, DeVry sold its facility located in West Hills, California.  In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007. These gains are included in operating income of the DeVry University reportable segment.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the years ended June 30, 2008, 2007 and 2006. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$937,902	$798,371	$724,975
International Operations:
Dominica and St. Kitts/Nevis	142,762	123,544	103,184
Other	11,169	11,558	11,354
Total International	153,931	135,102	114,538
Consolidated	$1,091,833	$933,473	$839,513
Long-lived Assets:
Domestic Operations	$380,560	$315,758	$337,514
International Operations:
Dominica and St. Kitts/Nevis	311,833	309,046	306,628
Other	375	324	267
Total International	312,208	309,370	306,895
Consolidated	$692,768	$625,128	$644,409

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 15:  RELATED PARTIES

Until November 2005, one of the DeVry’s directors was also an investor in, and a director of, a consulting firm engaged by DeVry to assist with system development projects, including the new student information system. There were no fees paid to this consulting firm in fiscal years 2008, 2007 and 2006.

NOTE 16:  SUBSEQUENT EVENTS

On July 30, 2008, DeVry Inc. (the “Company”) entered into an agreement with William Blair Capital Partners VII QP, L.P., ClearLight Partners, LLC, and the stockholders and optionholders of U.S. Education Corporation (“USEC”) to acquire USEC.  USEC is the privately held holding company for Apollo College and Western Career College.  Apollo College and Western Career College, based in Mission Viejo, California, prepare students for careers in health care through certificate and associate degree programs in such fields as nursing, biotechnology, medical and dental assisting, dental hygiene, respiratory therapy, pharmacy tech, lab tech, physical therapy tech and vet tech.

The purchase price is $290 million in cash, payable at closing and is subject to adjustment for working capital and other items.  The Company intends to finance the transaction through a combination of cash and debt, with the Company utilizing its existing credit facility and potentially borrowing against its holdings of auction rate securities.  The transaction is structured as a purchase of approximately 99% of the common stock and all of the preferred stock of USEC and a “short-form” merger under the Delaware General Corporation Law to acquire the remaining shares of USEC that are held by a minority stockholder.  The agreement contains customary representations, warranties, covenants and conditions, as well as indemnification provisions subject to specified limitations and an indemnification provision in favor of the Company, which is not subject to any limitations, relating to claims made by the minority stockholder as a result of the consummation of the transaction.  The transaction is subject to regulatory approvals, including the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, various state and federal educational accreditations, and other customary closing conditions and is expected to close in the first quarter of fiscal year 2009.  The agreement is subject to termination if the transaction is not completed by October 31, 2008.

NOTE 17:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2008 and 2007, are as follows.

	Quarter				Total
2008	First	Second	Third	Fourth	Year
	(Dollars in thousands, except for per share amounts)
Revenues	$250,318	$273,737	$290,973	$276,805	$1,091,833
Operating Profit	33,902	46,933	50,551	30,949	162,335
Net Income	26,835	35,813	38,318	24,566	125,532
Earnings per Common Share
Basic	0.38	0.50	0.54	0.34	1.76
Diluted	0.37	0.49	0.53	0.34	1.73
Cash Dividend Declared per Common Share	—	0.06	—	0.06	0.12

	Quarter				Total
2007	First	Second	Third	Fourth	Year
Revenues	$219,215	$235,604	$245,825	$232,829	$933,473
Operating Profit	32,968	21,786	29,587	17,946	102,287
Net Income	20,920	16,397	22,924	15,947	76,188
Earnings per Common Share
Basic	0.30	0.23	0.32	0.22	1.07
Diluted	0.29	0.23	0.32	0.22	1.07
Cash Dividend Declared per Common Share	—	0.05	—	0.05	0.10

In September 2007, DeVry executed a sale leaseback transaction for its facilities in Seattle, Washington, and Phoenix, Arizona. In connection with these transactions, DeVry recorded a pre-tax loss of $4.3 million during the first quarter of fiscal year 2008.  Also in September 2007, DeVry exercised the option to purchase its leased facility in Alpharetta, Georgia.  Immediately following the acquisition, DeVry sold the facility to a different party and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.

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

DEVRY INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 30, 2008, 2007 and 2006

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions (b)	Balance at End of Period
	(Dollars in thousands)
2008
Deducted from accounts receivable for refunds	$937	$26,067	$1	$26,257	$748
Deducted from accounts receivable for uncollectible accounts	34,952	24,769	16	24,605	35,132
Deducted from notes receivable for uncollectible notes	4,519	1,121	22	292	5,370
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—	—	—	2,562
2007
Deducted from accounts receivable for refunds	$1,306	$24,904	$1	$25,274	$937
Deducted from accounts receivable for uncollectible accounts	35,276	25,041	16	25,381	34,952
Deducted from notes receivable for uncollectible notes	3,158	1,338	23	—	4,519
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—	—	—	2,562
2006
Deducted from accounts receivable for refunds	$348	$23,407	$2	$22,451	$1,306
Deducted from accounts receivable for uncollectible accounts	28,740	23,774	36	17,274	35,276
Deducted from notes receivable for uncollectible notes	2,969	147	42	—	3,158
Deducted from contributions to Perkins loan program for uncollectible loans	2,722	(160)	—	—	2,562
____________

(a)	Effect of foreign currency translation charged to Accumulated Other Comprehensive Income.

(b)	Write-offs of uncollectible amounts.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 3 and 9 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006 and for uncertain tax positions in 2008.

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
August 27, 2008

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 13, 2008 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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

The annual Chief Executive Officer certification to the New York Stock Exchange (“NYSE”) following the Annual Meeting of Stockholders in November 2007 was submitted pursuant to the NYSE Listed Company Manual (Section 303A) stating that the CEO was unaware of any violation by DeVry of the NYSE’s corporate governance listing standards as of the date of the certification.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 62 through 89 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 88 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 93 through 94 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

Year Ended June 30,	2008	2007	2006	2005	2004
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$1,091,833	$933,473	$839,513	$780,662	$784,719
Depreciation	34,808	35,979	37,616	42,353	40,836
Amortization of Intangible Assets and Other	5,066	8,028	10,492	15,213	14,748
Interest Income	10,463	7,437	3,785	642	166
Interest Expense	522	4,784	10,190	9,047	7,834
Income Before Cumulative Effect of Change in Accounting	125,532	76,188	43,053	16,201	52,357
Net Income	125,532	76,188	43,053	18,011	52,357
Diluted Earnings per Common Share (EPS) — Income Before Cumulative Effect of Change in Accounting	1.73	1.07	0.61	0.24	0.74
Diluted Earnings per Common Share (EPS) — Net Income	1.73	1.07	0.61	0.26	0.74
Shares Used in Calculating Diluted EPS (in Thousands)	72,406	71,400	70,880	70,591	70,757
Cash Dividends Declared Per Common Share	0.12	0.10	--	--	--
FINANCIAL POSITION:
Cash and Cash Equivalents	217,199	129,155	130,583	161,823	146,227
Total Assets	1,018,356	844,113	872,482	910,035	884,132
Total Funded Debt	--	--	125,000	225,000	250,000
Total Shareholders’ Equity	755,989	641,966	564,607	513,383	481,899
OTHER SELECTED DATA:
Cash Provided by Operating Activities	198,646	125,176	90,822	86,977	133,956
Capital Expenditures	62,806	38,558	25,265	42,909	42,808
Shares Outstanding at Year-end (in Thousands)	71,377	71,131	70,757	70,475	70,331
Closing Price of Common Stock at Year-end	53.62	34.02	21.97	19.90	27.42
Price Earnings Ratio on Common Stock(1)	31	32	36	77	37
____________

(1)	Computed on trailing four quarters of earnings per common share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: August 27, 2008
	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dennis J. Keller	Board Chair and Director	August 27, 2008
Dennis J. Keller

/s/ Daniel M. Hamburger	Chief Executive Officer and Director	August 27, 2008
Daniel M. Hamburger

/s/ Richard M. Gunst	Senior Vice President, Chief Financial	August 27, 2008
Richard M. Gunst	Officer, and Principal Accounting Officer

/s/ Ronald L. Taylor	Director	August 27, 2008
Ronald L. Taylor

/s/ Charles A. Bowsher	Director	August 27, 2008
Charles A. Bowsher

/s/ David S. Brown	Director	August 27, 2008
David S. Brown

/s/ Connie R. Curran	Director	August 27, 2008
Connie R. Curran

/s/ William T. Keevan	Director	August 27, 2008
William T. Keevan

/s/ Frederick A. Krehbiel	Director	August 27, 2008
Frederick A. Krehbiel

/s/ Lyle Logan	Director	August 27, 2008
Lyle Logan

/s/ Robert C. McCormack	Director	August 27, 2008
Robert C. McCormack

/s/ Julie A. McGee	Director	August 27, 2008
Julie A. McGee

/s/ Fernando Ruiz	Director	August 27, 2008
Fernando Ruiz

/s/ Harold T. Shapiro	Director	August 27, 2008
Harold T. Shapiro

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
2(a)	Stock Purchase Agreement and amendments regarding purchase of Dominica Management, Inc. dated as of March 19, 2003		Exhibit 2 to the Company’s Form 8-K filed May 23, 2003 (File No. 1-13988)

2(b)	Stock Purchase Agreement regarding purchase of U.S. Education Corporation, dated as of July 30, 2008		Exhibit 2.1 to the Company’s Form 8-K filed August 1, 2008 (File No. 1-13988)

3(a)	Restated Certificate of Incorporation of the Registrant		Exhibit 4.1 to the Company’s Form S-8, 333-130604 dated December 22, 2005

3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.1 to the Company’s Form 8-K dated June 29, 2008

4(a)	Credit Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions and Bank of America, N.A. as lenders		Exhibits 4.1, 4.2 and 4.3 to the Company’s Form 8-K filed June 2, 2003 (File No. 1-13988)

4(b)	Note Purchase Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions as lenders		Exhibits 4.4 and 4.5 to the Company’s Form 8-K filed on June 2, 2003 (File No. 1-13988)

4(c)	Waiver to Credit Agreement dated as of June 9, 2004, between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders		Exhibit 4(c) to the Company’s Form 10-K for the year ended June 30, 2004

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

10(a)	Registrant’s Amended and Restated Stock Incentive Plan		Exhibit 10.1 to the Company’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s 1991 Stock Incentive Plan		Exhibit 10.3 to the Company’s Form S-3, File No. 333-22457 dated February 27, 1997

10(c)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Company’s Form S-3, File No. 333-22457 dated February 27, 1997

10(d)	Registrant’s 1999 Stock Incentive Plan		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 2000 (File No. 1-13988)

10(e)	Amended and Restated DeVry Inc. 1999 Stock Incentive Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 2002 (File No. 1-13988)

10(f)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

10(g)	Registrant’s 2005 Incentive Plan		Appendix B to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005

10(h)	Registrant’s Amended 2005 Incentive Plan		Exhibit to the Company’s Form 10-K for the year ended June 30, 2006

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
10(i)	DeVry Inc. Amended and Restated Profit Sharing Retirement Plan dated effective as of July 1, 1992		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 1996 (File No. 1-13988)

10(j)	First Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (File No. 1-13988)

10(k)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(f) to the Company’s Form 10-K for the year ended June 30, 1997 (File No. 1-13988)

10(l)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(g) to the Company’s Form 10-K for the year ended June 30, 1997 (File No. 1-13988)

10(m)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1997 (File No. 1-13988)

10(n)	Employee Stock Purchase Plan		Exhibit 10(f) to the Company’s Form S-3, File No. 33-58636 dated February 22, 1993

10(o)	First Amendment to Employee Stock Purchase Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1994 (File No. 1-13988)

10(p)	Amended and Restated Employee Stock Purchase Plan		Appendix A to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005

10(q)	Deferred Compensation Plan		Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 1999 (File No. 1-13988)

10(r)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(n) to the Company’s Form 10-K for the year ended June 30, 2003 (File No. 1-13988)

10(s)	Letter Agreement between the Registrant and Dennis J. Keller dated November 2, 2004		Exhibit 10.2 to the Company’s Form 8-K dated August 9, 2005

10(t)	Letter Agreement between the Registrant and Dennis J. Keller dated August 9, 2005		Exhibit 10.3 to the Company’s Form 8-K dated August 9, 2005

10(u)	Employment Agreements between the Registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(v)	Senior Advisor Agreements between the Registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(w)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2006

10(x)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Company’s Form 8-K dated November 21, 2006

10(y)	Letter Agreement between the Registrant and Richard M. Gunst dated July 24, 2006		Exhibit 10(y) to the Company’s Form 10-Q for the quarter ended September 30, 2006

21	Subsidiaries of the Registrant	95

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	96

31	Rule 13a-14(a)/15d-14(a) Certifications	97

32	Section 1350 Certifications	99

99(a)	Policy on Pre-Approval of Audit and Permissible Non-Audit Services		Exhibit 99(a) to the Company’s Form 10-K for the quarter ended June 30, 2004

99(b)	Director Nominating Policy		Exhibit 99(b) to the Company’s Form 10-K for the year ended June 30, 2004

99(c)	Policy for Shareholder Communication with Directors		Exhibit 99(c) to the Company’s Form 10-K for the year ended June 30, 2004

99(d)	Amendment to Policy for Shareholder Communication with Directors		Item 8.01 in the Company’s Form 8-K dated March 30, 2006