Form 10-Q
period 2008-09-30
DEVRY INC
filed 2008-11-06
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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
  October 31, 2008 — 71,631,090 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – Financial Information                                                                                                DEVRY INC.
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	September 30,
	2008	2008	2007
	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$183,059	$217,199	$150,011
Marketable Securities	2,136	2,308	72,745
Restricted Cash	8,564	4,113	21,218
Accounts Receivable, Net	154,654	55,214	75,790
Deferred Income Taxes, Net	15,635	14,975	15,491
Prepaid Expenses and Other	28,279	31,779	18,474
Total Current Assets	392,327	325,588	353,729
Land, Buildings and Equipment:
Land	51,193	50,726	51,707
Buildings	231,812	216,048	201,884
Equipment	288,731	282,273	266,677
Construction In Progress	5,536	4,874	5,038
	577,272	553,921	525,306
Accumulated Depreciation and Amortization	(316,624)	(314,606)	(292,442)
Land, Buildings and Equipment, Net	260,648	239,315	232,864
Other Assets:
Intangible Assets, Net	140,632	62,847	55,874
Goodwill	523,395	308,024	291,113
Perkins Program Fund, Net	13,450	13,450	13,450
Marketable Securities	57,128	57,171	—
Other Assets	11,176	11,961	5,510
Total Other Assets	745,781	453,453	365,947
TOTAL ASSETS	$1,398,756	$1,018,356	$952,540

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$145,876	$—	$—
Accounts Payable	81,153	70,368	32,799
Accrued Salaries, Wages and Benefits	43,786	51,300	35,392
Accrued Expenses	42,966	31,175	41,491
Advance Tuition Payments	19,964	16,972	14,828
Deferred Tuition Revenue	173,953	40,877	122,415
Total Current Liabilities	507,698	210,692	246,925
Other Liabilities:
Revolving Loan	20,000	—	—
Deferred Income Taxes, Net	43,963	22,163	8,689
Deferred Rent and Other	29,342	29,512	30,950
Total Other Liabilities	93,305	51,675	39,639
TOTAL LIABILITIES	601,003	262,367	286,564

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,484,000; 71,377,000 and 71,098,000 Shares Issued and Outstanding at September 30, 2008, June 30, 2008 and September 30, 2007, Respectively	725	724	717
Additional Paid-in Capital	174,236	168,405	147,511
Retained Earnings	661,894	627,064	536,933
Accumulated Other Comprehensive Loss	(2,557)	(2,963)	(1,550)
Treasury Stock, at Cost (969,360; 989,579 and 589,393 Shares, Respectively)	(36,545)	(37,241)	(17,635)
TOTAL SHAREHOLDERS’ EQUITY	797,753	755,989	665,976
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,398,756	$1,018,356	$952,540

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended September 30,
	2008	2007

REVENUES:
Tuition	$279,127	$230,221
Other Educational	24,590	20,097
Total Revenues	303,717	250,318
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	139,613	121,028
Loss on Sale of Assets	—	3,743
Student Services and Administrative Expense	117,292	91,645
Total Operating Costs and Expenses	256,905	216,416
Operating Income	46,812	33,902
INTEREST:
Interest Income	2,142	2,407
Interest Expense	(353)	(221)
Net Interest Income	1,789	2,186
Income Before Income Taxes	48,601	36,088
Income Tax Provision	13,771	9,253
NET INCOME	$34,830	$26,835

EARNINGS PER COMMON SHARE:
Basic	$0.49	$0.38
Diluted	$0.48	$0.37

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended September 30,
	2008	2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$34,830	$26,835
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	3,110	1,514
Depreciation	8,825	8,405
Amortization	952	1,081
Provision for Refunds and Uncollectible Accounts	15,985	14,725
Deferred Income Taxes	(923)	(6,785)
Loss on Disposals of Land, Buildings and Equipment	24	3,735
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(4,313)	(6,729)
Accounts Receivable	(86,442)	(47,401)
Prepaid Expenses and Other	5,835	741
Accounts Payable	9,091	(1,509)
Accrued Salaries, Wages, Benefits and Expenses	2,706	(60)
Advance Tuition Payments	(1,826)	390
Deferred Tuition Revenue	108,964	85,067
NET CASH PROVIDED BY OPERATING ACTIVITIES	96,818	80,009
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(10,638)	(18,140)
Net Proceeds from Sales of Land and Building	—	38,528
Payment for Purchase of Business, Net of Cash Acquired	(286,254)	—
Marketable Securities Purchased	(13)	(82,738)
Marketable Securities-Maturities and Sales	—	10,000
NET CASH USED IN INVESTING ACTIVITIES	(296,905)	(52,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	2,078	2,394
Reissuance of Treasury Stock	1,340	182
Repurchase of Common Stock for Treasury	—	(5,402)
Cash Dividends Paid	(4,282)	(3,557)
Excess Tax Benefit from Stock-Based Payments	420	167
Borrowings Under Collateralized Line of Credit	45,876	—
Borrowings Under Revolving Credit Facility	120,000	25,000
Repayments Under Revolving Credit Facility	—	(25,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	165,432	(6,216)
Effects of Exchange Rate Differences	515	(587)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,140)	20,856
Cash and Cash Equivalents at Beginning of Period	217,199	129,155
Cash and Cash Equivalents at End of Period	$183,059	$150,011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Refunded) During the Period For:
Interest	$51	$177
Income Taxes, Net	(6,868)	6,392

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to fairly present the financial condition and results of operations of DeVry.  The June 30, 2008 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended September 30, 2008, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable Securities

Marketable securities consist of auction-rate certificates and investments in mutual funds all of which are classified as available-for-sale securities.  The following is a summary of our short-term and long-term available-for-sale marketable securities at September 30, 2008 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Short-term Investments:
Bond Mutual Fund	$755	$(3)	$-	$752
Stock Mutual Funds	1,942	(558)	-	1,384
Total Short-term Investments	$2,697	$(561)	$-	$2,136

Long-term Investments:
Auction Rate Certificates	$59,475	$(2,347)	$-	$57,128
Total Long-term Investments	$59,475	$(2,347)	$-	$57,128

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. At September 30, 2008, contractual maturities of our long-term investments ranged from 18 to 33 years.

At September 30, 2008, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

All mutual fund investments are recorded at fair market value based upon quoted market prices. Due to changing market conditions that have reduced liquidity for Auction Rate Securities, as detailed below, these investments are valued using observable and unobservable inputs, such as internally-developed pricing models. Unrealized gains or temporary unrealized losses, net of income tax effects, are reported as a component of accumulated other comprehensive loss in the consolidated balance sheets.  Realized gains and losses are computed on the basis of specific identification and are included in interest income in the consolidated income statements. DeVry has not recorded any realized gains for fiscal 2009.  No realized losses have been recorded to date.  See Note 4 for further disclosures on the Fair Value of Financial Instruments.

As of September 30, 2008, all unrealized losses in the above table have been in a continuous unrealized loss position for less than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be permanently impaired as of September 30, 2008.

As shown in the table above, as of September 30, 2008, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Current disruptions in credit markets, however, have adversely affected the auction market for these types of securities. Recent auctions for these securities have not produced sufficient bidders to allow for successful auctions. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.  The liquidity issues associated with DeVry’s portfolio of auction-rate securities have resulted in an estimated $2.4 million temporary impairment of these securities and have resulted in a reclassification of these investments from current assets to long-term assets.

For each unsuccessful auction, the interest rates on these securities are reset to a maximum rate defined by the terms of each security, which in turn is reset on a periodic basis at levels which are generally higher than defined short-term interest rate benchmarks.  To date DeVry has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future.  This is the first time DeVry has experienced liquidity issues with its portfolio of auction-rate securities.  Recent auction failures relating to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to DeVry.  DeVry intends to hold its portfolio of auction-rate securities until successful auctions resume; a buyer is found outside of the auction process; the issuers establish a different form of financing to replace these securities; its broker, UBS, purchases the securities (as discussed below); or final payments come due according to contractual maturities ranging from 18 to 33 years.

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $185 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $42 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of September 30, 2008, DeVry has borrowed through its broker, UBS, $45.9 million using the auction rate securities portfolio as collateral (See Note 11).  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry.  During November 2008, DeVry entered into a definitive agreement with UBS in which UBS will purchase all of DeVry’s remaining auction rate securities, at par, beginning June 30, 2010.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the September 30, 2008 and 2007 computations of diluted earnings per share were options to purchase 216,000 and 343,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares.

	Three Months Ended September 30,
	2008	2007
Basic Shares	71,425	71,105
Effect of Dilutive Stock Options	1,135	842
Diluted Shares	72,560	71,947

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on two occasions (see “Note 5 – Dividends and Stock Repurchase Program”). The first repurchase program was completed in April 2008.  The second repurchase program was approved by the DeVry Board of Directors in May 2008, but no repurchases had been made under this plan as of September 30, 2008.  Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

Treasury shares are reissued on a monthly basis at market value, to the DeVry Employee Stock Purchase Plan in exchange for employee payroll deductions.  In the first quarter of fiscal year 2009, 21,575 treasury shares were resold at a 10% discount to market value to three employees of U.S. Education Corporation (“U.S. Education”) upon the acquisition of that business (see “Note 6 – Business Combinations”).  When treasury shares are reissued, DeVry uses an average cost method to reduce the Treasury Stock balance.  Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment, unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes, and the differences between changes in the fair values of the cash flow hedging instruments and the amount of these instruments being amortized to earnings. The following are the amounts recorded in Accumulated Other Comprehensive Loss for the three months ended September 30 (dollars in thousands).

	Three Months Ended
	September 30,
	2008	2007
Balance at Beginning of Period	$(2,963)	$(918)
Net Unrealized Investment Gains (Losses)	(141)	7
Translation Adjustments	547	(639)
Balance at End of Period	$(2,557)	$(1,550)

The Accumulated Other Comprehensive Loss balance at September 30, 2008, consists of $759,000 of cumulative translation losses and $1,798,000 of unrealized losses on available-for-sale marketable securities, net of tax of $1,110,000. At September 30, 2007, this balance consisted of $1,557,000 of cumulative translation losses and $7,000 of unrealized gains on available-for-sale marketable securities.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $39.8 million and $28.6 million for the three months ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  The new accounting requirements of SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141(R) is effective beginning in fiscal year 2010.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB number 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary.  These minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. For DeVry, SFAS 160 is effective beginning in fiscal year 2010.  DeVry does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements as all current subsidiaries are wholly owned.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. For DeVry, SFAS 161 is effective beginning in the third quarter of fiscal year 2009.  The adoption of SFAS 161 is not expected to have a material impact on DeVry’s consolidated financial statements as DeVry does not currently maintain derivative instruments or engage in hedging activities.

NOTE 3:  STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. The 1999 and 2003 Stock Incentive Plans are administered by a Plan Committee of the Board of Directors subject to approval by the Compensation Committee of the Board of Directors.  The 2005 Incentive Plan is administered by the Compensation Committee of the Board of Directors.  Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At September 30, 2008, 5,798,766 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The following is a summary of options activity for the three months ended September 30, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,039,796	$26.19
Options Granted	391,125	$51.23
Options Exercised	(86,248)	$23.98
Options Canceled	(23,781)	$23.71
Outstanding at September 30, 2008	3,320,892	$29.21	6.77	$68,448
Exercisable at September 30, 2008	1,805,127	$24.65	5.18	$44,932

The total intrinsic value of options exercised for the three months ended September 30, 2008 and 2007 was $2,459,000 and $1,432,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first quarters of fiscal years 2009 and 2008 were $23.46 and $15.45, per share, respectively.  The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

Fiscal Year
	2009	2008
Expected Life (in Years)	6.79	6.60
Expected Volatility	41.57%	39.33%
Risk-free Interest Rate	3.39%	4.34%
Dividend Yield	0.23%	0.32%
Pre-vesting Forfeiture Rate	5.00%	5.00%

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

During August 2008, DeVry granted 77,430 shares of restricted stock to selected employees.  These shares are subject to restrictions which lapse ratably over a four-year period on the grant date based on the recipient’s continued employment with DeVry, or upon retirement.  During the restriction period, the recipient shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to vote and receive dividends. The following is a summary of restricted stock activity for the three months ended September 30, 2008:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2008	-	$-
Shares Granted	77,430	$51.23
Shares Vested	-	$-
Shares Canceled	-	$-
Nonvested at September 30, 2008	77,430	$51.23

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cost of Educational Services	$995	$484
Student Services and Administrative Expense	2,115	1,030
Income Tax Benefit	(462)	(204)
Net Stock-Based Compensation Expense	$2,648	$1,310

As of September 30, 2008, $20.6 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.6 years. The total fair value of options and shares vested during the three months ended September 30, 2008 and 2007 was approximately $3.4 million and $2.9 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2008 and 2007.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, DeVry adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), we will defer the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, until July 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3").  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active.  Management has fully considered this guidance when determining the fair value of our financial assets as of September 30, 2008.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

Level 1 – Quoted prices for identical instruments in active markets.
Level 2– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, DeVry uses quoted market prices to determine fair value, and such measurements are classified within Level 1.  In some cases where market prices are not available, DeVry makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates and yield curves.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

The following tables present DeVry’s assets at September 30, 2008, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Level 1	Level 2	Level 3
Cash Equivalents	$148,213	$-	$-
Available for Sale Investments:
Marketable Securities-Short term	2,136	-	-
Marketable Securities-Long term	-	-	57,128
Total Assets at Fair Value	$150,349	$-	$57,128

Cash Equivalents and Short-term Marketable Securities investments are valued using a market approach based on the quoted market prices of identical instruments. Long-term Marketable Securities consist of Auction Rate Securities and are valued using a discounted cash flow analysis based on the terms of the contracts and the interest rate curve.  See “Note 2-Summary Of Significant Accounting Policies-Marketable Securities” for further information on these investments.

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three months ended September 30, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Marketable Securities- Long Term
Balance at July 1, 2008	$57,171
Total Unrealized Losses:
Included in Income	-
Included in Other Comprehensive Loss	(43)
Purchases, Sales and Maturities	-
Balance at September 30, 2008	$57,128

NOTE 5: DIVIDENDS AND STOCK REPURCHASE PROGRAM

On May 13, 2008, the DeVry Board of Directors declared a cash dividend of $0.06 per share. This dividend was paid on July 10, 2008, to common stockholders of record as of June 19, 2008.  The total dividend declared of $4.3 million was recorded as a reduction to retained earnings as of June 30, 2008. Future dividends will be at the discretion of the Board of Directors.

On May 13, 2008, the DeVry Board of Directors authorized a share repurchase program, which allows the company to repurchase up to $50 million of its common stock through December 31, 2010. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.  No repurchases had been made under this plan as of September 30, 2008.

On November 15, 2006, the DeVry Board of Directors authorized a share repurchase program. The stock repurchase plan allowed DeVry to repurchase up to $35 million of its common stock through December 31, 2008. As of April, 2008, DeVry completed this repurchase plan having repurchased, on the open market, 908,399 shares of its common stock at a total cost of $35 million. These buybacks were funded through available cash balances.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations

NOTE 6:  BUSINESS COMBINATIONS

Advanced Academics, Inc.

On October 31, 2007, DeVry Inc. acquired the operations of Advanced Academics, Inc. (“AAI”) for $27.6 million in cash, including costs of acquisition. Funding was provided from DeVry’s existing operating cash balances. The results of AAI’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

AAI is a leading provider of online secondary education.  Founded in 2000 and headquartered in Oklahoma City, Oklahoma, AAI partners with school districts to help more students graduate high school.  AAI supplements traditional classroom programs through Web-based course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in six states.  Since its inception, AAI has delivered online learning programs to more than 40,000 students in more than 200 school districts.  The addition of AAI has further diversified DeVry’s curricula.

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

  The $16.9 million of goodwill was all assigned to the AAI reporting unit which is classified within the DeVry University segment.

There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

U.S. Education Corporation

On September 18, 2008, DeVry Inc. acquired the operations of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million.  Including working capital adjustments and direct costs of acquisition, total consideration paid was approximately $302 million in cash.  The results of U.S. Education’s operations have been included in the consolidated financial statements of DeVry since that date.  The total consideration was comprised of approximately $136 million of internal cash resources, approximately $120 million of borrowings under the Company’s existing credit facility and approximately $46 million of borrowings against its outstanding auction rate securities. The final purchase price is subject to adjustment based upon adjustments to actual working capital at the closing date.

Apollo College and Western Career College prepare students for careers in healthcare through certificate and associate degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting. The two colleges operate 17 campus locations in the western United States and currently serve more than 9,000 students and have more than 65,000 alumni. The addition of U.S. Education has further diversified DeVry’s curricula.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 18, 2008

Current Assets	$46,042
Property and Equipment	19,558
Other Long-term Assets	1,722
Intangible Assets	78,701
Goodwill	215,371
Total Assets Acquired	361,394
Liabilities Assumed	59,844
Net Assets Acquired	$301,550

Goodwill is all assigned to the U.S. Education reporting unit which is classified within the Medical and Healthcare segment.  Approximately $25 million of the goodwill acquired is expected to be deductible for income tax purposes.  Of the $78.7 million of acquired intangible assets, $57.6 million was assigned to the value of the U.S. Education Title IV Eligibility and Accreditations which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	As of September 30, 2008
	Value Assigned	Estimated Useful Life

Trade name-WCC	$1,300	1 yr
Trade name-Apollo	1,000	1 yr
Student Relationships	10,900	1 yr 6 months
Curriculum	6,740	5 yrs
Outplacement Relationships	1,161	15 yrs

The amounts recorded at September 30, 2008 relating to the acquisition are subject to adjustment as DeVry has not yet completed the final determination and allocation of the purchase price.  Deferred income taxes may also be affected by the final purchase price allocation.  DeVry expects to finalize the purchase price and complete the allocations no later than the fourth quarter of fiscal 2009.

The following unaudited pro forma financial information presents the results of operations of DeVry and U.S. Education as if the acquisition had occurred at the beginning of each period.  The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

	For the Three Months ended September 30,
	2008	2007
	(Unaudited)	(Unaudited)
	$339,624	$284,207
Operating Income	50,223	35,421
Net Income	35,672	25,492
Earning per Common Share:
Basic	$0.50	$0.36
Diluted	$0.49	$0.35

NOTE 7:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$58,670	$(48,012)
Customer Contracts	7,000	(1,256)
License and Non-compete Agreements	2,684	(2,681)
Class Materials	2,900	(1,550)
Curriculum/Software	9,240	(503)
Trade Names	2,410	(187)
Outplacement Relationships	1,161	(3)
Other	639	(637)
Total	$84,704	$(54,829)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility	57,600
Total	$110,757

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(45,324)
License and Non-compete Agreements	2,650	(2,629)
Class Materials	2,900	(1,350)
Trade Names	110	(110)
Other	620	(620)
Total	$54,050	$(50,033)
Unamortized Intangible Assets:
Trade Names	$20,972
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$51,857

Amortization expense for amortized intangible assets was $916,000 and $1,046,000 for the three months ended September 30, 2008 and 2007, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2009	$10,765
2010	9,336
2011	3,431
2012	3,123
2013	2,203

The weighted-average amortization period for amortized intangible assets is 18 months, three years and five years for U.S. Education, Chamberlain and Ross University Student Relationships, respectively; approximately six years for AAI customer contracts; six years for License and Non-compete Agreements; 14 years for Class Materials; five years for

Curriculum/Software; one year for U.S. Education Trade Names and four years for other Trade Names; 15 years for Outplacement Relationships and six years for Other. These intangible assets, except for the Ross University Student Relationships and the AAI Customer Contracts, are being amortized on a straight-line basis. The amount that was amortized for the Ross University Student Relationships was based on the estimated progression of the students through the respective medical and veterinary programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This resulted in the basis being amortized at an annual rate for each of the five years of estimated economic life as follows:

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2008 and 2007, there was no impairment loss associated with these indefinite-lived intangible assets, as estimated fair value exceeds the carrying amount.  No impairment indicators were noted through the period ended September 30, 2008.

DeVry determined that as of the end of fiscal years 2008 and 2007, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by management. No impairment indicators were noted through the period ended September 30, 2008. The carrying amount of goodwill related to the DeVry University reportable segment was $39.1 million at September 30, 2008, unchanged from June 30, 2008. The carrying amount of goodwill related to the Professional and Training reportable segment was $24.7 million at September 30, 2008, unchanged from June 30, 2008. The carrying amount of goodwill related to the Medical and Healthcare reportable segment at September 30, 2008 was $459.6 million which was an increase of $215.4 million from June 30, 2008. This increase resulted from the allocation of the U.S. Education purchase price as described in “Note 6-Business Combinations”.

NOTE 8:  SALE OF FACILITIES

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

NOTE 9:  REDUCTION IN WORKFORCE CHARGES

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

    Cash payments for the VSP and RIF were approximately $68,000 and $4.3 million, in the three months ended September 30, 2008 and 2007, respectively. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the fiscal year 2007 VSP and RIF, approximately $0.5 million remained to be paid as of September 30, 2008.

NOTE 10:  INCOME TAXES

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $143.3 million and $96.2 million attributable to Ross University’s international operations as of September 30, 2008 and 2007, respectively.  As of September, 2008 and 2007, cumulative undistributed earnings were approximately $134.8 million and $105.1 million, respectively.

The effective tax rate was 28.3% for the first quarter of fiscal year 2009, compared to 25.6% for the first quarter of the prior fiscal year. The higher effective income tax rate for the first three months of fiscal year 2009 is attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period. Also the net loss on the fiscal year 2008 first quarter facility sales which carried a tax rate of 39.1% provided a benefit which decreased the fiscal 2008 first quarter effective tax rate. The effective income tax rate for the fiscal year ended June 30, 2008 was 27.1%.

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

As of the June 30, 2008, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.6 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.9 million.  We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of at June 20, 2008 was $0.8 million.  The corresponding amounts at September 30, 2008, were not materially different from the amounts at June 30, 2008.

The Internal Revenue Service is currently examining DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns.  DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2004.

NOTE 11:  DEBT

  DeVry had no outstanding debt at June 30, 2008 and September 30, 2007.  Debt consists of the following at September 30, 2008 (dollars in thousands):

	Sept. 30, 2008
Revolving Credit Facility:	Outstanding Debt	Average Interest Rate
DeVry Inc. as borrower$	$120,000	3.25%
GEI as borrower	—
Total	$120,000	3.25%
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$45,876	4.33%
Total Outstanding Debt	$165,876	3.55%
Current Maturities of Debt	$145,876	3.59%
Total Long-term Debt	$20,000	3.25%

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement in total not to exceed $175,000,000, and GEI aggregate commitments cannot exceed $50,000,000. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275,000,000 in total with GEI aggregate commitments not to exceed $50,000,000. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $12,529,000 and $3,788,000 as of September 30, 2008 and 2007, respectively. As of September 30, 2008, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of September 30, 2008.

The stock of certain of the subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

Auction Rate Securities Collateralized Line of Credit

In connection with the completion of the acquisition of U.S. Education, on September 18, 2008, (See NOTE 6: BUSINESS COMBINATIONS) DeVry borrowed approximately $46 million against its portfolio of auction rate securities under a temporary, uncommitted, demand revolving line of credit facility between DeVry Inc. and UBS Bank USA (the “Lender”).  This borrowing totals approximately 80% of the fair market value of DeVry’s auction rate securities portfolio held through its broker, UBS, which is the maximum borrowing permitted under this credit facility. The fair market value of this auction rate securities portfolio was approximately $57.1 million as of September 30, 2008.

Under this lending agreement, the Lender may demand payment at any time and for any reason.  In addition, the credit facility may be terminated at the Lender’s discretion, on such date as the auction rate securities portfolio may be liquidated in such amounts and at such a price as the Lender may determine to be acceptable.

Under this lending agreement, interest will be charged monthly at a rate equal to 30-day LIBOR, adjusted daily, plus a spread which is initially set at 0.50%.  No interest payments are required as long as the minimum equity ratio is maintained in the collateral accounts and outstanding loan balances do not exceed the approved credit limit.  Any proceeds from the liquidation, redemption, sale or other disposition of all or part of the auction rate securities and all interest, dividends and other income payments received from the auction rate securities will be transferred automatically to the Lender as payments under the lending agreement.

Lines of Credit

DeVry maintains two $15 million working capital lines of credit with Bank of America and The Northern Trust Company.  No amounts were borrowed under either agreement as of September 30, 2008.  The line of credit with Bank of America expires on November 30, 2008.  Borrowings under this revolving demand line of credit are charged interest at a LIBOR daily floating rate plus 1.0%. Interest is payable monthly. Bank of America, at its discretion, may demand repayment of all borrowings at any time and for any reason.  The line of credit with The Northern Trust Company expires on December 31, 2008.  Borrowings under this revolving demand line of credit are charged interest, at the option of DeVry, at either the Prime Rate, not to fall below 2.0%, or at a LIBOR daily rate plus 1.0%. Interest is payable quarterly on all Prime Rate borrowings and at the earlier of the expiration of an interest rate period or quarterly, whichever is earlier or more frequent on all LIBOR borrowings. The Northern Trust Company, at its discretion, may demand repayment of all borrowings at any time and for any reason.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on January 8, 2008.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was made to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act ("FCA").  After providing the government its full cooperation, DeVry was advised by the U.S. Attorney for the Northern District of Illinois, on October 16, 2008, that the government had concluded its inquiry and had determined not to intervene in an underlying Qui Tam action that had precipitated the government's inquiry.  The case, which was unsealed as a result of the government’s action, was originally brought forth September 2007.  It relates to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act ("HEA") and the Department Of Education ("DOE") regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. DeVry intends to vigorously defend this action.

In April 2004, U.S. Education, successor to Silicon Valley College, was sued in a Qui Tam action brought in the Northern District of California pursuant to the FCA. This action also relates to whether U.S. Education’s compensation plans for admission representatives violated the HEA and the DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  The DOJ declined to intervene in this action as well.  In October 2005, the Court granted U.S. Education’s motion to dismiss the complaint with prejudice.  Plaintiffs appealed the District Court's order dismissing the complaint to the Ninth Circuit Court of Appeals.  In January 2008, the Ninth Circuit affirmed the district court's dismissal of the complaint.  The Ninth Circuit observed that the conduct alleged in the complaint – that recruiters were terminated for failing to meet enrollment quotas – was not prohibited by the HEA or DOE regulations.  The Ninth Circuit also rejected a subsequent motion for rehearing and rehearing en banc and, on April 25, 2008, issued a mandate.  In September 2008, Plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.  The Petition is pending.

In August 2007, Western Career College (“WCC”), a subsidiary of U.S. Education, was sued in a Qui Tam action.  This Qui Tam action, brought in the Eastern District of California pursuant to both the Federal and California FCA, again relates to whether WCC’s compensation plans for admission representatives violates the HEA and DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  In April 2008, the DOJ and the California Attorney General declined to intervene in the action and, on July 30 2008, Plaintiff filed a Request for Dismissal of Action, Without Prejudice.  The Request is pending before the District Court.  The lawsuit was never served upon WCC and the Court docket sheets reflect the matter as closed.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

NOTE 13:  SEGMENT INFORMATION

DeVry’s principal business is providing post-secondary education. DeVry’s operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  DeVry presents three reportable segments: the DeVry University undergraduate and graduate and the Advanced Academics operations (DeVry University); the Ross University medical and veterinary schools, Chamberlain College of Nursing operations and the U.S. Education operations (Medical and Healthcare); and the professional exam review and training operations which includes Becker CPA Review and Stalla Review for the CFA Exams (Professional and Training).

These segments are consistent with the method by which management evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest income, interest expense, amortization and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.

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

Following is a tabulation of business segment information based on the current segmentation for the three months ended September 30, 2008 and 2007. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months
	Ended September 30,
	2008	2007
Revenues:	(Dollars in Thousands)
DeVry University	$230,680	$194,765
Medical and Healthcare	53,278	37,240
Professional and Training	19,759	18,313
Total Consolidated Revenues	$303,717	$250,318
Operating Income:
DeVry University	$25,288	$15,561
Medical and Healthcare	15,351	11,601
Professional and Training	7,723	8,358
Reconciling Items:
Amortization Expense	(916)	(1,046)
Depreciation and Other	(634)	(572)
Total Consolidated Operating Income	$46,812	$33,902
Interest:
Interest Income	$2,142	$2,407
Interest Expense	(353)	(221)
Net Interest Income	1,789	2,186
Total Consolidated Income before Income Taxes	$48,601	$36,088

	For the Three Months
	As of September 30,
	2008	2007
Segment Assets:	(Dollars in Thousands)
DeVry University	$469,552	$420,316
Medical and Healthcare	843,872	428,650
Professional and Training	67,326	85,553
Corporate	18,006	18,021
Total Consolidated Assets	$1,398,756	$952,540
Additions to Long-lived Assets:
DeVry University	$6,392	$14,152
Medical and Healthcare	316,896	3,974
Professional and Training	49	14
Total Consolidated Additions to Long-lived Assets	$323,337	$18,140
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$10,638	$18,140
Increase in Capital Assets from Acquisitions	19,558	—
Increase in Intangible Assets and Goodwill	293,141	—
Total Increase in Consolidated Long-lived Assets	$323,337	$18,140
Depreciation Expense:
DeVry University	$7,004	$6,763
Medical and Healthcare	1,554	1,322
Professional and Training	87	95
Corporate	180	225
Total Consolidated Depreciation	$8,825	$8,405
Intangible Asset Amortization Expense:
DeVry University	$497	$—
Medical and Healthcare	366	983
Professional and Training	53	63
Total Consolidated Amortization	$916	$1,046

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

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the three months ended September 30, 2008 and 2007. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months
	Ended September 30,
	2008	2007
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$265,124	$215,921
International Operations:
Dominica and St. Kitts/Nevis	36,112	31,708
Other	2,481	2,689
Total International	38,593	34,397
Consolidated	$303,717	$250,318
Long-lived Assets:
Domestic Operations	$690,228	$288,346
International Operations:
Dominica and St. Kitts/Nevis	315,708	310,132
Other	493	333
Total International	316,201	310,465
Consolidated	$1,006,429	$598,811

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry offers (free of charge) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission.  DeVry’s Web site is http://www.devryinc.com.

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements.  These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; valuation of marketable securities; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income tax liabilities.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 13 to the Consolidated Financial Statements and in Part II, Item 1, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and filed with the Securities and Exchange Commission on August 27, 2008 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

For the first quarter of fiscal year 2009, DeVry continued to execute its strategic plan and posted solid financial results, delivering strong revenue growth and continued operating leverage while investing in future growth through enhanced academic quality, continued diversification, and investments in recruiting, marketing and technology. Operational and financial highlights for the first quarter of fiscal year 2009 include:

•	Total revenues rose 21.3%, reaching a quarterly record high of $303.7 million, and net income of $34.8 million increased 29.8% over the prior year period.

•
On September 18, 2008, DeVry completed its acquisition of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million.  Apollo College and Western Career College operate 17 campus locations in the western United States and prepare students for careers in the healthcare sector.

•
DeVry continued to maintain its solid financial position as it generated $96.8 million of operating cash flow during the quarter, driven primarily by strong operating results. As of September 30, 2008, cash and short- and long-term investment balances totaled $242.3 million.

The following table illustrates the effects of the loss on the sale of facilities on DeVry’s earnings.  The non-GAAP disclosure of net income and earnings per share, excluding these items, is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago period.  The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):
	For the Three Months Ended September 30,
	2008	2007
Net Income	$34,830	$26,835
Earnings per Share (diluted)	$0.48	$0.37
Loss on Sale of Assets (net of tax)	--	$2,279
Effect on Earnings per Share (diluted)	--	$0.03
Net Income Excluding the Loss on Sale of Assets (net of tax)	$34,830	$29,114
Earnings per Share Excluding the Loss on Sale of Assets (diluted)	$0.48	$0.40

RESULTS OF OPERATIONS

The following table presents information with respect to the size relative to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year.  Percentages may not add because of rounding.

	For the Three Months Ended September 30,
	2008	2007

Revenue	100.0%	100.0%
Cost of Educational Services	46.0%	48.3%
Loss on Sale of Assets	--	1.5%
Student Services & Admin. Expense	38.6%	36.6%
Total Operating Costs and Expenses	84.6%	86.5%
Operating Income	15.4%	13.5%
Interest Income	0.7%	1.0%
Interest Expense	(0.1%)	(0.1%)
Net Interest Income	0.6%	0.9%
Income Before Income Taxes	16.0%	14.4%
Income Tax Provision	4.5%	3.7%
Net Income	11.5%	10.7%

REVENUES

Total consolidated revenues for the first quarter of fiscal year 2009 increased 21.3% to $303.7 million versus the prior year quarter.  Revenues increased at all three of DeVry’s business segments as a result of continued growth in student enrollments and tuition price increases as compared to the year ago period.  In addition, U.S. Education, which was acquired on September 18, 2008, contributed $5.6 million of revenue growth.  Revenues also increased because of higher sales of DeVry University electronic course materials and Becker CPA review materials as compared to the prior year quarter.

DeVry University

For the first quarter of fiscal year 2009, DeVry University segment revenues increased 18.4% to $230.7 million as compared to the year ago period driven by strong enrollment growth.  While DeVry University accounted for the majority of the revenue increase in this segment, revenues at Advanced Academics Inc., which was acquired on October 31, 2007, also contributed to segment revenue growth.  DeVry University tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence tuition revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 10.3% from fall 2006 (40,434 students) to fall 2007 (44,594 students);

•	Increased by 10.3% from spring 2007 (40,637 students) to spring 2008 (44,814 students); and

•	Increased by 12.6% from summer 2007 (40,774 students) to summer 2008 (45,907 students). This was DeVry University’s eighth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 10.7% from fall 2006 (11,930 students) to fall 2007 (13,204 students);

•	Increased by 12.1% from spring 2007 (11,075 students) to spring 2008 (12,410 students); and

•
Increased by 19.3% from summer 2007 (13,906 students) to summer 2008 (16,595 students).  The summer 2008 term was the eleventh consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Total graduate coursetakers by session:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 14.2% from the July 2007 session (14,023 coursetakers) to the July 2008 session (16,017 coursetakers); and

•	Increased by 12.2% from the September 2007 session (15,857 coursetakers) to the September 2008 session (17,799 coursetakers).

Tuition rates:

•
Effective July 2008, DeVry University’s undergraduate tuition ranges from $515 to $560 per credit hour for students enrolling in 1 to 11 credit hours.  Tuition ranges from $310 to $330 per credit hour for each credit hour in excess of 11 credit hours.  These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 4.3% as compared to the summer 2007 term; and

•
Effective July 2008, DeVry University’s graduate program tuition per classroom course (four quarter credit hours) ranges from $1,845 to $2,100, depending on location. This represents an expected weighted average increase of 3.1%. The price for a graduate course taken online is $2,100, compared to $2,050 previously.

Management believes the increased undergraduate student enrollments were most significantly impacted by improved marketing and recruiting efforts, continued strong demand for DeVry University’s online programs and a heightened focus on the retention of existing students.  Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have produced positive graduate enrollment results.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of educational materials.

Partly offsetting the increases in revenue from improved enrollments and higher tuition rates were an increase in DeVry University scholarships and a growing proportion of undergraduate students who enrolled for less than a full-time academic load. These students primarily are enrolled in online programs and in programs offered at DeVry University centers.

Medical and Healthcare

Medical and Healthcare segment revenues increased 43.1% to $53.3 million in the first quarter of fiscal year 2009 as compared to the year-ago period.  While enrollment growth at both Ross University and the Chamberlain College of Nursing (“Chamberlain”) accounted for the majority of the revenue increase in this segment, revenues at U.S. Education, which was acquired on September 18, 2008, also contributed to segment revenue growth.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends for Ross University and Chamberlain in these two components are set forth below.

Ross University total enrollment by term:

•	Increased by 7.0% from January 2007 (3,747 students) to January 2008 (4,011 students);

•	Increased by 7.9% from May 2007 (3,767 students) to May 2008 (4,064 students); and

•	Increased by 8.8% from September 2007 (3,876 students) to September 2008 (4,219 students).

Ross University new student enrollment by term:

•	Increased by 11.1% from January 2007 (496 students) to January 2008 (551 students);

•	Increased by 15.6% from May 2007 (416 students) to May 2008 (481 students); and

•	Increased by 6.3% from September 2007 (572 students) to September 2008 (608 students).

Chamberlain College of Nursing total enrollment by term:

•	Increased by 99.0% from July 2007 (1,089 students) to July 2008 (2,167 students).

Tuition rates:

•
Effective September 2008, tuition and fees for the beginning basic sciences portion of the programs at Ross University’s medical and veterinary schools are $13,650 per semester. This tuition rate represents an increase from September 2007 tuition rates of approximately 5.4%.

•
Effective September 2008, tuition and fees for the final clinical portion of the Ross University programs are $15,000 per semester for the medical school, and $17,150 per semester for the veterinary school.  These tuition rates represent an increase from September 2007 tuition rates of approximately 5.3% for the medical school and approximately 5.5% for the veterinary school.

•
Effective July 2008, Chamberlain tuition is $546 per credit hour. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $6,552 per semester. This represents an increase of approximately 5% from July 2007.

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

The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program and the opening of its Addison, Illinois, and Phoenix campuses in March 2008.  These locations are co-located with existing respective DeVry University campuses.

Professional and Training

Professional and Training segment revenues rose 7.9% to $19.8 million in the first quarter of fiscal year 2009 as compared to the year-ago quarter. The primary reasons for the increase were a tuition price increase of approximately 5% and higher sales of CPA review courses on CD-ROM.  The revenue growth rate for the Professional and Training segment slowed during the first quarter of fiscal 2009 as compared to the past two years.  Management believes this slowness is due to the overall economic slowdown, particularly among the financial firms that the segment serves.

Revenue from Other Sources

During the first quarter of fiscal year 2009, Other Educational Revenue increased by 22.4% to $24.6 million as compared to the prior year period. As discussed above, the primary drivers for the increase in Other Educational Revenue were increased sales of DeVry University electronic course materials and Becker CPA Review course materials on CD-ROM.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

During the first quarter of fiscal year 2009, DeVry’s Cost of Educational Services increased 15.4% to $139.6 million as compared to the year-ago period.  Cost increases were incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University Centers as compared to the prior year period.  In addition, higher costs were incurred to support increasing student enrollments and capacity expansion to drive future growth at Ross University as well as for the operation of two additional campuses at Chamberlain which began offering programs in March 2008.  Expense attributed to stock-based awards included in Cost of Educational Services increased during the first quarter of fiscal year 2009 as a result of an increase in the valuation of the fair value of the awards granted and an increase in the number of retirement eligible awards, which are fully expensed upon grant. Also, Cost of Educational Services increased as a result of the acquisitions of U.S. Education and Advanced Academics, which were not owned by DeVry in the year-ago period.

As a percent of revenue, Cost of Educational Services decreased to 46.0% in the first quarter of fiscal year 2009 from 48.3% during the prior year period.  The decrease was the result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments.

Loss on Sale of Assets

In September 2007, DeVry executed sale leaseback transactions for its facilities in Seattle, Washington; Phoenix, Arizona; and Alpharetta, Georgia. In connection with these transactions, DeVry recorded a pre-tax loss of $3.7 million during the first quarter of fiscal year 2008.  The recorded net loss on the sale of the facilities was separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and was related to the DeVry University reportable segment.  There were no real estate sales during the first quarter of fiscal year 2009.

These transactions were executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure the optimal mix of large campuses, small campuses and DeVry University centers to meet the demand of each market that it serves.  This process also improves capacity utilization and enhances economic value.  This strategy may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings through U.S. Education and Chamberlain College of Nursing at DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, including whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 28.0% to $117.3 million during the first quarter of fiscal year 2009 as compared to the year-ago period.  The increase in expenses primarily represents additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  In addition, cost increases were incurred in information technology and student services.  Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during the first quarter of fiscal 2009 as a result of an increase in the valuation of the fair value of the awards granted and an increase in the number of retirement eligible awards, which are fully expensed upon grant.  Also, expenses were higher as compared to the year-ago period as a result of the acquisition of U.S. Education and Advanced Academics.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased slightly in the first quarter of fiscal year 2009 as compared to the year ago period.  Increased amortization of finite-lived intangible assets resulting from the acquisitions of U.S. Education and Advanced Academics was offset by a decrease in amortization of finite-lived intangible assets related to Ross University and Chamberlain, as such assets are fully amortized.  Amortization expense will increase in future periods as a result of the acquisition of U.S. Education.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

DeVry University

DeVry University segment operating income increased 62.5% to $25.3 million during the first quarter of fiscal year 2009 as compared to the prior year period.  The increase in operating income was the result of higher revenue and gross margins, which were partially offset by increased spending on advertising and recruiting as compared to the year-ago quarter.  First quarter of fiscal year 2008 results included a $3.7 million pre-tax loss from sale leaseback transactions.  The loss in the prior year period is included in operating income of the DeVry University reportable segment.  Excluding the impact of the asset sales in the year-ago period, DeVry University operating income increased 31.0% during the first quarter of fiscal 2009 as compared to the year-ago period.

Medical and Healthcare

Medical and Healthcare segment operating income increased 32.3% to $15.4 million during the first quarter of fiscal year 2009 as compared to the prior year period.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year period as compared to the prior year period even as faculty, staff and facilities were being added in connection with the operation of two additional campuses which began offering programs in March 2008.  U.S. Education, which was acquired on September 18, 2008, also contributed to segment operating profit growth.

Professional and Training

Professional and Training segment operating income declined 7.6% to $7.7 million during the first quarter of fiscal year 2009 as compared to the year-ago period.  The decrease in operating income was the result of increased investments in advertising and marketing related to expanding its business-to-business sales channel and costs associated with operating a new office in Hong Kong.

INTEREST

Interest income decreased 11.0%, to $2.1 million during the first quarter of fiscal year 2009 as compared to the prior year period.  The decrease was attributable to lower interest rates earned during the quarter despite an increase in invested balances as compared to the prior year period.  The increase in invested cash balances and marketable securities was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of U.S. Education.

Interest expense increased 59.7% to $0.4 million during the first quarter of fiscal year 2009 as compared to the year-ago period.  The increase in interest expense was attributable to higher average borrowings during the current year period. DeVry borrowed approximately $166 million in September 2008 to finance the acquisition of U.S. Education.  Recently, the United States Internal Revenue Service issued a notice which provides companies with offshore cash an expanded ability to borrow such funds without incurring income tax, provided certain requirements are met.  Management intends to utilize a significant portion of its offshore cash to pay down a portion of its borrowings under its revolving line of credit for a period of time not to exceed fifty-nine days.

INCOME TAXES

Taxes on income were 28.3% of pretax income for the first quarter of fiscal year 2009, compared to 25.6% for the year-ago period.  The higher effective income tax rate in the current year is attributable an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the year-ago quarter.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with the governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, educational supplies and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources.  Private loans as a percent of DeVry’s total revenue are relatively small.

In connection with the turmoil in the credit markets and economic downturn over the past several months, some lenders announced that they were exiting certain private loan programs for some schools.  Also, certain lenders have tightened underwriting criteria for private loans.  To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments.  DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including its DeVry University EDUCARD® program.

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

At September 30, 2008, total accounts receivable, net of related reserves, were $154.7 million, compared to $75.8 million at September 30, 2007. The increase is due to accounts receivable associated with the acquisitions of U.S. Education and Advanced Academics and the impact on receivables from revenue growth across all three business segments as compared to the year-ago period.  In addition, accounts receivable increased due to financial aid system implementation issues at DeVry University.  Such issues have been resolved, and management expects a corresponding improvement in receivable management over the next several months.

Financial Aid

DeVry is highly dependent upon the timely receipt of federal financial aid funds. In fiscal year 2007 (the latest year for which data is available), approximately 70% of DeVry University undergraduate students’ tuition, book and fee revenues were financed by federal financial assistance programs. Keller Graduate School tuition revenues from student participation in federal loan programs were approximately 65% of revenues. Ross University tuition revenues from student participation in federal loan programs were approximately 80% of revenues at both the medical and veterinary schools.  Chamberlain tuition revenues from student participation in federal financial aid programs were approximately 70% of revenues.  Data for fiscal year 2008 is not yet available.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2008, cash in the amount of $8.6 million was held in restricted bank accounts, compared to $21.2 million at September 30, 2007.  The decrease in the restricted cash balance is due to timing in the disbursement of such funds.

Cash from Operations

Cash generated from operations in the first quarter of fiscal year 2009 was $96.8 million, compared to $80.0 million in the prior year period.  Cash flow from operations increased due to higher net income.  Greater cash flow was also a result of an increase in deferred tuition revenue of $23.9 million driven by increased student enrollments, and $18.5 million greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  These increases were partially offset by an increase in accounts receivable of $39.0 million as a result of revenue growth across all three business segments as compared to the year-ago period.  In addition, accounts receivable increased due to financial aid system implementation issues at DeVry University.  Variations in the levels of accrued expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

Cash from Investing Activities

Capital expenditures in the first quarter of fiscal year 2009 were $10.6 million compared to $18.1 million in the prior year period.  Prior year capital expenditures include the purchase and an immediate sale lease back of a facility in Alpharetta, Georgia, for $11.2 million.  Excluding the Alpharetta sale leaseback from the year-ago quarter capital spending, first quarter fiscal 2009 capital expenditures increased $3.7 million.  Current year quarter capital expenditure activity included facility expansion at the Ross University medical and veterinary schools, spending to support the continued growth of DeVry’s online operations and spending on information systems.

During July 2008, Ross University announced it will open a new clinical center in Freeport, Grand Bahama, in January 2009.  The students will be housed and taught in temporary space in Grand Bahama with Ross’ new 60,000 – 80,000 square foot campus targeted to open in 2011.  The new campus will initially have 18 – 25 faculty members, and will be equipped for further growth as demand increases.  Depending on the pace of development, capital expenditures related to opening the branch campus, including land, buildings and equipment, is expected to be in the range of $35 - $60 million over the next five years.

For the remainder of fiscal 2009, management expects the pace of capital expenditures to increase in order to support future growth including Ross’ expansion into Grand Bahama and facility improvements and new locations for DeVry University, Chamberlain College of Nursing, and U.S. Education.  Management anticipates full year fiscal 2009 capital spending in the range of $70 to $80 million.

During the first quarter of fiscal 2009, cash outflows relating to the purchase of businesses, net of cash acquired, was $286.3 million.  On September 18, 2008, DeVry completed its acquisition of U.S. Education, the parent organization of Apollo College and Western Career College.  Apollo College and Western Career College operate 17 campus locations in the western United States and prepare students for careers in the high-growth healthcare sector through certificate and associate degree programs.  DeVry financed the acquisition utilizing approximately $136 million of internal cash resources, $120 million of debt from its existing credit facilities and approximately $46 million of debt secured by its auction rate securities.

During first quarter of fiscal year 2009, DeVry’s investments in municipal auction rate securities, which are classified as available-for-sale securities, continued to remain illiquid.  As of September 30, 2008, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Current disruptions in credit markets, however, have adversely affected the auction market for these types of securities. Recent auctions for these securities have not produced sufficient bidders to allow for successful auctions. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.  The liquidity issues associated with DeVry’s portfolio of auction-rate securities have resulted in an estimated $2.4 million temporary impairment of these securities and have resulted in a reclassification of these investments from current assets to long-term assets.

For each unsuccessful auction, the interest rates on these securities are reset to a maximum rate defined by the terms of each security, which in turn is reset on a periodic basis at levels which are generally higher than defined short-term interest rate benchmarks.  To date DeVry has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future.  This is the first time DeVry has experienced liquidity issues with its portfolio of auction-rate securities.  Recent auction failures relating to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to DeVry.  DeVry intends to hold its portfolio of auction-rate securities until successful auctions resume; a buyer is found outside of the auction process; the issuers establish a different form of financing to replace these securities; its broker, UBS, purchases the securities (as discussed below); or final payments come due according to contractual maturities ranging from 18 to 33 years.

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $185 million (exclusive of auction-rate securities) and its current borrowing capacity under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  In September 2008, DeVry exercised its option to borrow up to 80% of the fair market value of its auction rate securities portfolio through its broker, UBS.

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry.  During November 2008, DeVry entered into a definitive agreement with UBS in which UBS will purchase all of the remaining auction rate securities, at par, beginning June 30, 2010.

Cash Used in Financing Activities

During the first quarter of fiscal year 2009, DeVry borrowed $45.9 million from UBS under a short-term uncommitted line of credit which is collateralized by DeVry’s auction rate securities portfolio, as discussed above.  In addition, DeVry borrowed $120 million under its existing revolving line of credit.  DeVry incurred these borrowings to finance the acquisition of U.S. Education.

Recently, the United States Internal Revenue Service issued a notice which provides companies with offshore cash an expanded ability to borrow such funds without incurring income tax, provided certain requirements are met.  Management intends to utilize a significant portion of its offshore cash to pay down a portion of its borrowings under its revolving line of credit for a period of time not to exceed fifty-nine days.

On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  As of September 30, 2008, DeVry has not repurchased any shares under this program.  The timing and amount of any future repurchases will be determined by company management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during the first quarter of the current fiscal year were $4.3 million.

On October 1, 2008, DeVry borrowed an additional $30 million under the revolving credit facility to meet working capital needs.  On October 20, 2008, DeVry repaid $90 million of borrowings under the revolving credit facility using its offshore cash in connection with the IRS notice discussed above.

DeVry believes that it has sufficient liquidity despite the current disruption of the credit markets.  Management believes that current balances of unrestricted cash, cash generated from operations and revolving loan facility will be sufficient to fund both DeVry’s current operations and current growth plans for the foreseeable future unless future significant investment opportunities, similar to the acquisition of U.S. Education, should arise.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At September 30, 2008, DeVry had $120 million of outstanding borrowings under its revolving credit agreement, and there were no required payments under this borrowing agreement prior to its maturity.  DeVry Inc. letters of credit outstanding under the revolving credit facility were approximately $12.5 million as of September 30, 2008, which includes the assumption of a $8.2 million letter of credit previously issued by U.S. Education.

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

Included in DeVry’s consolidated cash balances at September 30, 2008 was approximately $143 million attributable to Ross University international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for domestic general corporate purposes on a long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  The new accounting requirements of SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141(R) is effective beginning in fiscal year 2010.

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB number 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary.  These minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. For DeVry, SFAS 160 is effective beginning in fiscal year 2010.  DeVry does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements as all current subsidiaries are wholly owned.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. For DeVry, SFAS 161 is effective beginning in the third quarter of fiscal year 2009.  The adoption of SFAS 161 is not expected to have a material impact on DeVry’s consolidated financial statements as DeVry does not currently maintain derivative instruments or engage in hedging activities.

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

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon DeVry’s total borrowings of $165.9 million at September 30, 2008, a 100 basis point increase in short-term interest rates would result in approximately $1.7 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Evaluations required by Rule 13a — 15 of the Securities Exchange Act of 1934 of the effectiveness of DeVry’s disclosure controls and procedures as of the end of the period covered by this Report have been carried out under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Management’s assessment has excluded U.S. Education, which was acquired by DeVry on September 18, 2008.  U.S. Education’s total assets and total net revenues represented approximately 42% and 2%, respectively, of consolidated total assets and consolidated total net revenues of DeVry as of and for the three-month period ended September 30, 2008.  This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from management’s scope in the year of acquisition.  Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that DeVry’s disclosure controls and procedures were effective as required, and have attested to this in Exhibit 31 of this Report.

Changes in Internal Control Over Financial Reporting

Management is in the process of integrating U.S. Education operations and considers U.S. Education material to the Consolidated Financial Statements and believes that the internal controls and procedures have a material effect on DeVry’s internal control over financial reporting.  DeVry intends to extend its Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include U.S. Education by June 30, 2009.

There were no other changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on January 8, 2008.  DeVry intends to vigorously defend itself with respect to this claim.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was made to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act ("FCA").  After providing the government its full cooperation, DeVry was advised by the U.S. Attorney for the Northern District of Illinois, on October 16, 2008, that the government had concluded its inquiry and had declined to intervene in an underlying Qui Tam action that had precipitated the government's inquiry.  The case, which was unsealed as a result of the government’s action, was originally brought forth in September 2007.  It relates to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act ("HEA") and the Department Of Education ("DOE") regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity. DeVry intends to vigorously defend this action.

In April 2004, U.S. Education, successor to Silicon Valley College, was sued in a Qui Tam action brought in the Northern District of California pursuant to the FCA.  This action also relates to whether U.S. Education’s compensation plans for admission representatives violated the HEA and the DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  The DOJ declined to intervene in this action as well.  In October 2005, the Court granted U.S. Education’s motion to dismiss the complaint with prejudice.  Plaintiffs appealed the District Court's order dismissing the complaint to the Ninth Circuit Court of Appeals.  In January 2008, the Ninth Circuit affirmed the district court's dismissal of the complaint.  The Ninth Circuit observed that the conduct alleged in the complaint – that recruiters were terminated for failing to meet enrollment quotas – was not prohibited by the HEA or DOE regulations.  The Ninth Circuit also rejected a subsequent motion for rehearing and rehearing en banc and, on April 25, 2008, issued a mandate.  In September 2008, Plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.  The Petition is pending.

In August 2007, Western Career College (“WCC”), a subsidiary of U.S. Education, was sued in a Qui Tam action.  This Qui Tam Action, brought in the Eastern District of California pursuant to both the Federal and California FCA, again relates to whether WCC’s compensation plans for admission representatives violates the HEA and DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  In April 2008, the DOJ and the California Attorney General declined to intervene in the action and, on July 30 2008, Plaintiff filed a Request for Dismissal of Action, Without Prejudice.  The Request is pending before the District Court.  The lawsuit was never served upon WCC and the Court docket sheets reflect the matter as closed.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered.  The risks described in DeVry’s Form 10-K are not the only risks facing the company.  Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2008, DeVry sold 21,575 shares of its Common Stock to three employees of U.S. Education, for a total of $1,025,000 in cash, representing a 10% discount from the then-current market value of the stock.  No underwriting discounts or commissions were paid in connection with this sale. These sales, which were made pursuant to an agreement entered into in connection with DeVry’s acquisition of U.S. Education, and were made without registration under the Securities Act of 1933 (the "Act") in reliance upon the exemptions contained in Sections 3(b) and 4(2) of the Act and the regulations promulgated there under.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
July 2008	--	$--	--	$50,000,000
August 2008	--	$--	--	50,000,000
September 2008	--	$--	--	50,000,000
Total	--	$--	--	$50,000,000

1On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  As of September 30, 2008, DeVry has not repurchased any shares under this program.  The proceeds from these sales were used for general corporate purposes.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2008	--	$--	N/A	N/A
August 2008	5,274	$50.31	N/A	N/A
September 2008	--	$--	N/A	N/A
Total	5,274	$50.31	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

ITEM 6 — EXHIBITS

Exhibit 2.1
Stock Purchase Agreement, made as of July 30, 2008, by and among DeVry Inc., U.S. Education Corporation, the “Stockholders” identified therein, the “Optionholders” identified therein, William Blair Capital Partners VII QP, L.P., Clearlight Partners, LLC and USEC Acquisition Inc. (incorporated by reference to Exhibit 2.1 to DeVry’s Current Report on Form 8-K filed August 1, 2008).

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

DeVry Inc.

Date: November 6, 2008                                                                                            By /s/  Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: November 6, 2008                                                                                            By /s/  Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer