Form 10-Q
period 2008-12-31
DEVRY INC
filed 2009-02-06
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2008

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
  February 2, 2009 — 71,614,700 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I – Financial Information
Item 1. Financial Statements
DEVRY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,	December 31,
	2008	2008	2007
	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$203,326	$217,199	$98,912
Marketable Securities	1,861	2,308	142,144
Restricted Cash	31,948	4,113	9,823
Accounts Receivable, Net	137,602	55,214	76,842
Deferred Income Taxes, Net	16,312	14,975	17,938
Prepaid Expenses and Other	33,903	31,779	22,598
Total Current Assets	424,952	325,588	368,257
Land, Buildings and Equipment:
Land	50,797	50,726	51,431
Buildings	235,640	216,048	206,003
Equipment	295,636	282,273	271,594
Construction In Progress	8,209	4,874	6,375
	590,282	553,921	535,403
Accumulated Depreciation and Amortization	(325,452)	(314,606)	(301,362)
Land, Buildings and Equipment, Net	264,830	239,315	234,041
Other Assets:
Intangible Assets, Net	187,612	62,847	65,372
Goodwill	494,488	308,024	308,598
Perkins Program Fund, Net	13,450	13,450	13,450
Investments	57,757	57,171	0
Other Assets	11,798	11,961	6,614
Total Other Assets	765,105	453,453	394,034
TOTAL ASSETS	$1,454,887	$1,018,356	$996,332

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$135,124	$—	$—
Accounts Payable	40,905	70,368	37,029
Accrued Salaries, Wages and Benefits	54,200	51,300	43,249
Accrued Expenses	41,470	31,175	31,312
Advance Tuition Payments	44,443	16,972	10,804
Deferred Tuition Revenue	181,616	40,877	124,539
Total Current Liabilities	497,758	210,692	246,933
Other Liabilities:
Revolving Loan	20,000	—	—
Deferred Income Taxes, Net	66,497	22,163	16,053
Deferred Rent and Other	30,463	29,512	30,181
Total Other Liabilities	116,960	51,675	46,234
TOTAL LIABILITIES	614,718	262,367	293,167

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,636,000; 71,377,000 and 71,361,000 Shares Issued and Outstanding at December 31, 2008, June 30, 2008 and December 31, 2007, Respectively	726	724	721
Additional Paid-in Capital	181,758	168,405	158,663
Retained Earnings	699,027	627,064	568,463
Accumulated Other Comprehensive Loss	469	(2,963)	(1,788)
Treasury Stock, at Cost (1,064,367; 989,579 and 688,706 Shares, Respectively)	(41,811)	(37,241)	(22,894)
TOTAL SHAREHOLDERS’ EQUITY	840,169	755,989	703,165
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,454,887	$1,018,356	$996,332

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter		For the Six Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007

REVENUES:
Tuition	$342,044	$250,695	$621,171	$480,916
Other Educational	27,571	23,042	52,161	43,139
Total Revenues	369,615	273,737	673,332	524,055
COSTS AND EXPENSES:
Cost of Educational Services	167,107	123,887	306,720	244,915
Loss on Sale of Assets	-	-	-	3,743
Student Services and Administrative Expense	139,968	102,917	257,260	194,562
Total Operating Costs and Expenses	307,075	226,804	563,980	443,220
Operating Income	62,540	46,933	109,352	80,835
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	1,710	2,892	3,852	5,299
Interest Expense	(1,176)	(98)	(1,529)	(319)
Net Investment Loss	(1,718)	-	(1,718)	-
Net Interest and Other (Expense) Income	(1,184)	2,794	605	4,980
Income Before Income Taxes	61,356	49,727	109,957	85,815
Income Tax Provision	18,491	13,914	32,262	23,167
NET INCOME	$42,865	$35,813	$77,695	$62,648

EARNINGS PER COMMON SHARE:
Basic	$0.60	$0.50	$1.09	$0.88
Diluted	$0.59	$0.49	$1.07	$0.87

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.08	$0.06	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended December 31,
	2008	2007
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$77,695	$62,648
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	4,809	2,880
Depreciation	19,200	17,263
Amortization	3,904	2,471
Provision for Refunds and Uncollectible Accounts	34,056	28,080
Deferred Income Taxes	(503)	(3,632)
(Gain) Loss on Disposals of Land, Buildings and Equipment	(7)	3,730
Unrealized Net Loss on Investments	1,718	—
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(27,712)	4,667
Accounts Receivable	(87,520)	(57,763)
Prepaid Expenses and Other	(592)	(4,497)
Accounts Payable	(31,143)	2,652
Accrued Salaries, Wages, Benefits and Expenses	5,525	(7,403)
Advance Tuition Payments	22,716	(3,640)
Deferred Tuition Revenue	116,627	84,674
NET CASH PROVIDED BY OPERATING ACTIVITIES	138,773	132,130
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(25,208)	(27,957)
Net Proceeds from Sale of Land and Building	—	38,528
Payment for Purchase of Business, Net of Cash Acquired	(286,500)	(27,454)
Marketable Securities Purchased	(37)	(264,122)
Marketable Securities-Maturities and Sales	—	121,836
NET CASH (USED IN) INVESTING ACTIVITIES	(311,745)	(159,169)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	7,764	11,315
Reissuance of Treasury Stock	1,570	577
Repurchase of Common Stock for Treasury	(5,358)	(10,187)
Cash Dividends Paid	(4,282)	(3,557)
Excess Tax Benefit from Stock-Based Payments	2,095	1,210
Borrowings Under Collateralized Line of Credit	46,187	—
Repayments Under Collateralized Line of Credit	(1,063)	—
Borrowings Under Revolving Credit Facility	210,000	25,000
Repayments Under Revolving Credit Facility	(100,000)	(26,895)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	156,913	(2,537)
Effects of Exchange Rate Differences	2,186	(667)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(13,873)	(30,243)
Cash and Cash Equivalents at Beginning of Period	217,199	129,155
Cash and Cash Equivalents at End of Period	$203,326	$98,912
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$1,057	$231
Income Taxes, Net	18,119	32,679
Non-cash Financing Activity:
Declaration of Cash Dividends to be Paid	5,732	4,283

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:	INTERIM FINANCIAL STATEMENTS

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and in conjunction with DeVry’s quarterly report on Form 10-Q for the quarter ended September 30, 2008, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2008, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable Securities and Investments

DeVry owns investments in marketable securities that have been designated as “available for sale” or “trading securities” in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (Loss). Trading securities are carried at fair value with unrealized gains and losses reported in the Consolidated Statements of Income as a component of interest and other income and expense.

Marketable securities and investments consist of auction-rate certificates and put rights on these certificates which are classified as trading securities and investments in mutual funds which are classified as available-for-sale securities.  The following is a summary of our available-for-sale marketable securities at December 31, 2008 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Short-term Investments:
Bond Mutual Fund	$766	$-	$4	$770
Stock Mutual Funds	1,955	(864)	-	1,091
Total Short-term Investments	$2,721	$(864)	$4	$1,861

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year.  All mutual fund investments are recorded at fair market value based upon quoted market prices.  At December 31, 2008, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of December 31, 2008, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of December 31, 2008.

The following is a summary of our long-term investments at December 31, 2008 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Long-term Investments:
Auction Rate Securities (ARS)	$59,475	$(10,317)	$-	$49,158
Put Rights on ARS	-	-	8,599	8,599
Total Long-term Investments	$59,475	$(10,317)	$8,599	$57,757

As shown in the table above, as of December 31, 2008, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past year, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

For each unsuccessful auction, the interest rates on these securities are reset to a maximum rate defined by the terms of each security, which in turn is reset on a periodic basis at levels which are generally higher than defined short-term interest rate benchmarks.  To date DeVry has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future.  Auction failures relating to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to DeVry.  DeVry intends to hold its portfolio of auction-rate securities until successful auctions resume; a buyer is found outside of the auction process; the issuers establish a different form of financing to replace these securities; or its broker, UBS Financial Services (UBS), purchases the securities (as discussed below).

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry.  During the second quarter of fiscal year 2009, DeVry agreed to accept Auction Rate Security Rights (the Rights) from UBS. The Rights permit DeVry to sell, or put, its auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights, unless auctions resume; a buyer is found outside of the auction process; or the issuers establish a different form of financing to replace these securities.

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, we had recognized the unrealized loss previously as a temporary impairment in other comprehensive income in stockholders’ equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry has elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. Therefore, we recognized an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, we will account for the Rights as a separate asset that will be measured at its fair value, resulting in a gain of approximately $8.6 million recorded at December 31, 2008.  The Rights do not meet the definition of a derivative instrument under SFAS 133.  Therefore, we have elected to measure the Rights at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will approximate fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

As detailed above, changing market conditions have reduced liquidity for Auction Rate Securities.  These investments, including the put rights, are valued using internally-developed pricing models with observable and unobservable inputs. Realized gains and losses are computed on the basis of specific identification and are included in interest and other income and expense in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2009.  See Note 4 for further disclosures on the Fair Value of Financial Instruments.

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $205 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $50 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of December 31, 2008, DeVry has borrowed through its broker, UBS, $45.1 million using the auction rate securities portfolio as collateral (See Note 11).  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet their obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period.  Excluded from the computations of diluted earnings per share were options to purchase 487,000 and 405,000 shares of common stock for the three and six months ended December 31, 2008, respectively, and 35,000 and 395,000 shares of common stock, for the three and six months ended December 31, 2007, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Basic shares	71,597	71,282	71,511	71,194
Effect of Dilutive Stock Options	1,065	1,238	1,095	1,080
Diluted Shares	72,662	72,520	72,606	72,274

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on two occasions (see “Note 5 – Dividends and Stock Repurchase Program”). The first repurchase program was completed in April 2008.  The second repurchase program was approved by the DeVry Board of Directors in May 2008. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is composed of the change in cumulative translation adjustment, unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes, and the differences between changes in the fair values of the cash flow hedging instruments and the amount of these instruments being amortized to earnings. The following are the amounts recorded in Accumulated Other Comprehensive Income (Loss) for the three and six months ended December 31 (dollars in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at Beginning of Period	$(2,557)	$(1,550)	$(2,963)	$(918)
Net Unrealized Investment Losses	(5,112)	(149)	(5,253)	(142)
Net Unrealized Investment Losses Recognized	6,378	-	6,378	-
Translation Adjustments	1,760	(89)	2,307	(728)
Balance at End of Period	$469	$(1,788)	$469	$(1,788)

The Accumulated Other Comprehensive Income (Loss) balance at December 31, 2008, consists of $1,000,000 of cumulative translation gains and $531,000 of unrealized losses on available-for-sale marketable securities, net of tax of $328,000. At December 31, 2007, this balance consisted of $1,646,000 of cumulative translation losses and $142,000 of unrealized gains on available-for-sale marketable securities.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $44.3 million and $84.1 million for the three and six months ended December 31, 2008, respectively.  Advertising expense for the three and six months ended December 31, 2007, was $30.5 million and $59.1 million, respectively.  Advanced Academics, which was acquired on October 31, 2007, and U.S. Education, which was acquired on September 18, 2008, accounted for a significant portion of the increase in advertising expense.

Recent Accounting Pronouncements

SFAS 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  However, the new accounting requirements of SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141(R) is effective beginning in fiscal year 2010.

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

At December 31, 2008, 5,551,231 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The following is a summary of options activity for the six months ended December 31, 2008:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,039,796	$26.19
Options Granted	433,283	$51.40
Options Exercised	(333,783)	$23.41
Options Canceled	(30,171)	$23.99
Outstanding at December 31, 2008	3,109,125	$30.02	6.71	$85,170
Exercisable at December 31, 2008	1,718,792	$25.07	5.24	$55,597

The total intrinsic value of options exercised for the six months ended December 31, 2008 and 2007 was $10,053,000 and $11,269,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first six months of fiscal years 2009 and 2008 were $23.54 and $16.09, per share, respectively.  The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2009	2008
Expected Life (in Years)	6.79	6.60
Expected Volatility	41.57%	39.33%
Risk-free Interest Rate	3.39%	4.34%
Dividend Yield	0.23%	0.32%
Pre-vesting Forfeiture Rate	5.00%	5.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. DeVry’s expected volatility is computed by combining and weighting the implied market volatility, it’s most recent volatility over the expected life of the option grant, and DeVry’s long-term historical volatility. The pre-vesting forfeiture rate is based on DeVry’s historical stock option forfeiture experience.

If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the previous period.

During August and November 2008, DeVry granted 81,435 shares of restricted stock to selected employees.  These shares are subject to restrictions which lapse ratably over a four-year period from the grant date based on the recipient’s continued employment with DeVry, or upon retirement.  During the restriction period, the recipient shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to vote and receive dividends. The following is a summary of restricted stock activity for the six months ended December 31, 2008:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2008	-	$-
Shares Granted	81,435	$51.32
Shares Vested	-	$-
Shares Canceled	-	$-
Nonvested at December 31, 2008	81,435	$51.32

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007
	(Dollars in thousands)
Cost of Educational Services	$543	$438	$1,539	$922
Student Services and Administrative Expense	1,155	929	3,270	1,959
Income Tax Benefit	(279)	(184)	(741)	(388)
Net Stock-Based Compensation Expense	$1,419	$1,183	$4,068	$2,493

As of December 31, 2008, $19.9 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.4 years. The total fair value of options and shares vested during the six months ended December 31, 2008 and 2007 was approximately $4.9 million and $4.7 million, respectively.

There were no capitalized stock-based compensation costs at December 31, 2008 and 2007.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3").  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active.  Management has fully considered this guidance when determining the fair value of our financial assets as of December 31, 2008.

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

The following tables present DeVry’s assets at December 31, 2008, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	Level 1	Level 2	Level 3
Cash Equivalents	$165,237	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	1,861	-	-
Trading Securities:
Investments, long-term	-	-	57,757
Total Assets at Fair Value	$167,098	$-	$57,757

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments. Long-term Investments consist of auction rate securities and put rights on the auction rate securities. Both are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use.  Significant unobservable inputs include collateralization of the respective underlying security; credit worthiness of the issuer; duration for holding the security and quotes received from DeVry’s broker.  See “Note 2-Summary Of Significant Accounting Policies-Marketable Securities and Investments” for further information on these investments.

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the six months ended December 31, 2008.

	Investments - Long Term
	Three Months Ended	Six Months Ended
	December 31,	December 31,
	2008	2008
Balance at Beginning of Period	$57,128	$57,171
Total Unrealized Gains (Losses) Included in Income:
Recognition of UBS Put Right	8,599	8,599
Transfer of ARS to Trading Security	(10,317)	(10,317)
Net Charged to Other Comprehensive Income (Loss) (1)	2,347	2,304
Purchases, Sales and Maturities	-	-
Balance at December 31, 2008	$57,757	$57,757

(1)
– Upon the transfer of the auction rate securities from available for sale to trading securities, the cumulative unrealized loss was reversed from Other Comprehensive Income (Loss) and charged to earnings.

NOTE 5:	DIVIDENDS AND STOCK REPURCHASE PROGRAM

On November 13, 2008, the DeVry Board of Directors declared a cash dividend of $0.08 per share. This dividend was paid on January 9, 2009, to common stockholders of record as of December 12, 2008.  The total dividend declared of $5.7 million was recorded as a reduction to retained earnings as of December 31, 2008. Future dividends will be at the discretion of the Board of Directors.

On May 13, 2008, the DeVry Board of Directors declared a cash dividend of $0.06 per share. This dividend was paid on July 10, 2008, to common stockholders of record as of June 19, 2008.  The total dividend declared of $4.3 million was recorded as a reduction to retained earnings as of June 30, 2008. Future dividends will be at the discretion of the Board of Directors.

On May 13, 2008, the DeVry Board of Directors authorized a share repurchase program, which allows the company to repurchase up to $50 million of its common stock through December 31, 2010. As of December 31, 2008, DeVry has repurchased, on the open market, 98,100 shares of its common stock at a total cost of approximately $5.4 million.  The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

On November 15, 2006, the DeVry Board of Directors authorized a share repurchase program. The stock repurchase program allowed DeVry to repurchase up to $35 million of its common stock through December 31, 2008. As of April, 2008, DeVry completed this repurchase program having repurchased, on the open market, 908,399 shares of its common stock at a total cost of $35 million. These buybacks were funded through available cash balances.

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

At October 31, 2007

Current Assets	$4,556
Property and Equipment	210
Other Long-term Assets	3,599
Intangible Assets	10,853
Goodwill	17,108
Total Assets Acquired	36,326
Liabilities Assumed	8,691
Net Assets Acquired	$27,635

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

The $17.1 million of goodwill was all assigned to the AAI reporting unit which is classified within the DeVry University segment.

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

At September 18, 2008

Current Assets	$46,042
Property and Equipment	19,558
Other Long-term Assets	2,308
Intangible Assets	128,600
Goodwill	186,267
Total Assets Acquired	382,775
Liabilities Assumed	80,980
Net Assets Acquired	$301,795

Goodwill is all assigned to the U.S. Education reporting unit which is classified within the Medical and Healthcare segment.  Approximately $25 million of the goodwill acquired is expected to be deductible for income tax purposes.  Of the $128.6 million of acquired intangible assets, $112.3 million was assigned to the value of the U.S. Education Title IV Eligibility and Accreditations which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	As of December 31, 2008
	Value Assigned	Estimated Useful Life

Trade name-WCC	$1,500	1 yr 3 months
Trade name-Apollo	1,600	1 yr 3 months
Student Relationships	8,500	1 yr 3 months
Curriculum	800	5 yrs
Outplacement Relationships	3,900	15 yrs

The amount of goodwill recorded at December 31, 2008 and the final purchase price relating to the acquisition are subject to adjustment based on final determination of actual working capital as of the closing date.  Deferred income taxes may also be affected by the goodwill and final purchase price determination.  DeVry expects to finalize the working capital and purchase price no later than the fourth quarter of fiscal 2009.

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

		Pro Forma
	For the Three Months ended December 31,	For the Three Months ended December 31,	For the Six Months ended December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$369,615	$308,341	$709,239	$592,548
Operating Income	62,540	48,689	113,086	84,433
Net Income	42,865	34,920	78,730	60,606
Earning per Common Share:
Basic	$0.60	$0.49	$1.10	$0.85
Diluted	$0.59	$0.48	$1.08	$0.84

NOTE 7:	INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$56,270	$(49,697)
Customer Contracts	7,000	(1,615)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,600)
Curriculum/Software	3,300	(628)
Trade Names	3,210	(813)
Outplacement Relationships	3,900	(74)
Other	639	(639)
Total	$79,903	$(57,750)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility	112,300
Total	$165,457

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(46,307)
Customer Contracts	7,000	(224)
License and Non-compete Agreements	2,684	(2,641)
Class Materials	2,900	(1,400)
Curriculum/Software	2,500	(83)
Trade Names	110	(110)
Other	639	(623)
Total	$63,603	$(51,388)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$53,157

Amortization expense for amortized intangible assets was $2.9 million and $3.8 million for the three and six months ended December 31, 2008, respectively, and $1.4 million and $2.4 million for the three and six months ended December 31, 2007. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

Fiscal Year
2009	$9,752
2010	6,955
2011	2,426
2012	2,118
2013	1,198

The weighted-average amortization period for amortized intangible assets is 18 months for U.S. Education Student Relationships; approximately six years for AAI customer contracts; six years for License and Non-compete Agreements; 14 years for Class Materials; five years for Curriculum/Software; one year for U.S. Education Trade Names and four years for other Trade Names; 15 years for Outplacement Relationships and six years for Other. These intangible assets, except for the AAI Customer Contracts, are being amortized on a straight-line basis.

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. As of the end of fiscal years 2008 and 2007, there was no impairment loss associated with these indefinite-lived intangible assets, as estimated fair value exceeds the carrying amount.  No impairment indicators were noted through the period ended December 31, 2008.

DeVry determined that as of the end of fiscal years 2008 and 2007, there was no impairment in the value of DeVry’s goodwill for any reporting units. This determination was made after considering a number of factors including a valuation analysis prepared by management. No impairment indicators were noted through the period ended December 31, 2008. The carrying amount of goodwill related to the DeVry University reportable segment was $39.3 million at December 31, 2008 which was an increase of $0.2 million from June 30, 2008. This increase resulted from the final allocation of the AAI purchase price.  The carrying amount of goodwill related to the Professional and Training reportable segment was $24.7 million at December 31, 2008, unchanged from June 30, 2008. The carrying amount of goodwill related to the Medical and Healthcare reportable segment at December 31, 2008 was $430.5 million which was an increase of $186.3 million from June 30, 2008. This increase resulted from the allocation of the U.S. Education purchase price as described in “Note 6-Business Combinations”.

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

In the second quarter of fiscal 2009, DeVry moved its Decatur, Georgia campus to a new leased facility.  The campus was previously located in an owned facility that is currently held as available for sale.  DeVry estimates the fair value of this property less costs to sell to be in excess of its carrying value; therefore, no impairment loss was recognized.

In January 2009, DeVry entered into an agreement to buy out a portion of its lease at its Long Island City, New York campus. DeVry will buy out the lease on approximately 40 percent of the space it occupies.  In the third quarter of fiscal year 2009, DeVry will record a pre-tax charge of approximately $3.9 million.  The charge is composed of a $2.7 million cash outlay and a non-cash charge of $1.2 million related to the write-off of leasehold improvements, net of a deferred rent credit.

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

Cash payments for the VSP and RIF were approximately $68,000 and $135,000, in the three and six months ended December 31, 2008, respectively. These payments will extend until the period of benefit coverage has expired. Of the total amount accrued for the fiscal year 2007 VSP and RIF, approximately $0.4 million remained to be paid as of December 31, 2008.

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $141.5 million and $90.5 million attributable to Ross University’s international operations as of December 31, 2008 and 2007, respectively.  As of December 31, 2008 and 2007, cumulative undistributed earnings were approximately $176.3 million and $120.5 million, respectively.

The effective tax rate was 30.1% for the second quarter and 29.3% for the first six months of fiscal year 2009, compared to 28.0% for the second quarter and 27.0% for the first six months of the prior fiscal year. The higher effective income tax rate for the quarter and first six months of fiscal year 2009 is attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period. Also the net loss on the fiscal year 2008 first quarter facility sales which carried a tax rate of 39.1% provided a benefit which decreased the effective tax rate in the first six months of fiscal 2008. The effective income tax rate for the fiscal year ended June 30, 2008 was 27.1%.

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

As of June 30, 2008, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.6 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.9 million.  We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of at June 20, 2008 was $0.8 million.  The corresponding amounts at December 31, 2008, were not materially different from the amounts at June 30, 2008.

The Internal Revenue Service is currently examining DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns.  DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2004.

NOTE 11:	DEBT

DeVry had no outstanding debt at June 30, 2008 and December 31, 2007.  Debt consists of the following at December 31, 2008 (dollars in thousands):

	December 31, 2008
Revolving Credit Facility:	Outstanding Debt	Average Interest Rate
DeVry Inc. as borrower	$110,000	1.93%
GEI as borrower	--	--
Total	$110,000	1.93%
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	45,124	0.93%
Total Outstanding Debt	$155,124	1.64%
Current Maturities of Debt	135,124	1.60%
Total Long-term Debt	$20,000	1.93%

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement in total not to exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $15.2 million and $3.9 million as of December 31, 2008 and 2007, respectively. As of December 31, 2008, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of December 31, 2008.

The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

Auction Rate Securities Collateralized Line of Credit

In connection with the completion of the acquisition of U.S. Education, on September 18, 2008, (See NOTE 6: BUSINESS COMBINATIONS) DeVry borrowed approximately $46 million against its portfolio of auction rate securities under a temporary, uncommitted, demand revolving line of credit facility between DeVry Inc. and UBS Bank USA (the “Lender”).  This borrowing totaled approximately 80% of the fair market value on September 18, 2008, of DeVry’s auction rate securities portfolio held through its broker, UBS, which is the maximum borrowing permitted under this credit facility.

Under this lending agreement, the Lender may demand payment at any time and for any reason.  In addition, the credit facility may be terminated at the Lender’s discretion, on such date as the auction rate securities portfolio may be liquidated in such amounts and at such a price as the Lender may determine to be acceptable.  Under this lending agreement, interest will be charged monthly at a rate equal to 30-day LIBOR, adjusted daily, plus a spread which is initially set at 0.50%.  No interest payments are required as long as the minimum equity ratio is maintained in the collateral accounts and outstanding loan balances do not exceed the approved credit limit of $46 million.  Any proceeds from the liquidation, redemption, sale or other disposition of all or part of the auction rate securities and all interest, dividends and other income payments received from the auction rate securities will be transferred automatically to the Lender as payments under the lending agreement.

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

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on January 8, 2008.  DeVry continues to defend itself vigorously with respect to this claim.  DeVry filed a motion to dismiss the appeal on January 2, 2009, which awaits ruling.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was made to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act ("FCA").  After providing the government its full cooperation, DeVry was advised by the U.S. Attorney for the Northern District of Illinois, on October 16, 2008, that the government had concluded its inquiry and had declined to intervene in an underlying qui tam action that had precipitated the government's inquiry.  The case, which was unsealed as a result of the government’s action, was originally filed in September 2007 by a former DeVry employee, Jennifer S. Shultz.  The action, which is pending in the United States District Court for the Northern District of Illinois, Eastern Division, relates to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act ("HEA") and the Department Of Education ("DOE") regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  A first amended complaint in the Shultz matter was unsealed by a court order dated December 31, 2008.  The amended complaint outlines a theory of damages based upon Title IV funding disbursements to DeVry over a number of years and asserts the plaintiff is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties.  DeVry is defending this claim vigorously. On January 26, 2009, DeVry filed a motion to dismiss the case entirely.

In April 2004, U.S. Education, successor to Silicon Valley College, was sued in a qui tam action brought in the Northern District of California pursuant to the FCA.  This action also relates to whether U.S. Education’s compensation plans for admission representatives violated the HEA and the DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  The DOJ declined to intervene in this action as well.  In October 2005, the Court granted U.S. Education’s motion to dismiss the complaint with prejudice.  Plaintiffs appealed the District Court's order dismissing the complaint to the Ninth Circuit Court of Appeals.  In January 2008, the Ninth Circuit affirmed the district court's dismissal of the complaint.  The Ninth Circuit observed that the conduct alleged in the complaint – that recruiters were terminated for failing to meet enrollment quotas – was not prohibited by the HEA or DOE regulations.  The Ninth Circuit also rejected a subsequent motion for rehearing and rehearing en banc and, on April 25, 2008, issued a mandate.  In September 2008, Plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.  The Court rejected the Petition as well as a subsequent Petition for Reconsideration thereby exhausting all of Plaintiffs' options for relief by the Court and bringing this matter to a close.

In August 2007, Western Career College (“WCC”), a subsidiary of U.S. Education, was sued in a qui tam action.  This qui tam Action, brought in the Eastern District of California pursuant to both the Federal and California FCA, again relates to whether WCC’s compensation plans for admission representatives violates the HEA and DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  In April 2008, the DOJ and the California Attorney General declined to intervene in the action and, on July 30, 2008, Plaintiff filed a Request for Dismissal of Action, Without Prejudice.  The lawsuit was never served upon WCC and the Court docket reflects the matter as closed.

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

Following is a tabulation of business segment information based on the current segmentation for the three and six months ended December 31, 2008 and 2007. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Revenues:	(Dollars in Thousands)
DeVry University	$253,667	$213,394	$484,347	$408,159
Medical and Healthcare	97,979	42,586	151,257	79,826
Professional and Training	17,969	17,757	37,728	36,070
Total Consolidated Revenues	$369,615	$273,737	$673,332	$524,055
Operating Income:
DeVry University	$34,835	$28,220	$60,123	$43,781
Medical and Healthcare	26,666	15,262	42,017	26,863
Professional and Training	4,526	5,374	12,249	13,732
Reconciling Items:
Amortization Expense	(2,919)	(1,355)	(3,835)	(2,401)
Depreciation and Other	(568)	(568)	(1,202)	(1,140)
Total Consolidated Operating Income	$62,540	$46,933	$109,352	$80,835
Interest:
Interest Income	$1,710	$2,892	$3,852	$5,299
Interest Expense	(1,176)	(98)	(1,529)	(319)
Net Investment Loss	(1,718)	-	(1,718)	-
Net Interest Income	(1,184)	2,794	605	4,980
Total Consolidated Income before Income Taxes	$61,356	$49,727	$109,957	$85,815
Segment Assets:
DeVry University	$484,270	$476,413	$484,270	$476,413
Medical and Healthcare	887,058	427,077	887,058	427,077
Professional and Training	64,105	72,555	64,105	72,555
Corporate	19,454	20,287	19,454	20,287
Total Consolidated Assets	$1,454,887	$996,332	$1,454,887	$996,332
Additions to Long-lived Assets:
DeVry University	$6,906	$35,261	$13,298	$49,413
Medical and Healthcare	26,248	2,383	343,144	6,357
Professional and Training	27	147	76	161
Total Consolidated Additions to Long-lived Assets	$33,181	$37,791	$356,518	$55,931
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$14,570	$9,817	$25,208	$27,957
Increase in Capital Assets from Acquisitions	-	210	9,558	210
Increase in Intangible Assets and Goodwill	18,611	27,764	311,752	27,764
Total Increase in Consolidated Long-lived Assets	$33,181	$37,791	$356,518	$55,931
Depreciation Expense:
DeVry University	$7,240	$7,095	$14,244	$13,858
Medical and Healthcare	2,857	1,480	4,411	2,802
Professional and Training	90	103	177	198
Corporate	188	180	368	405
Total Consolidated Depreciation	$10,375	$8,858	$19,200	$17,263
Intangible Asset Amortization Expense:
DeVry University	$488	$317	$985	$317
Medical and Healthcare	2,382	982	2,748	1,965
Professional and Training	49	56	102	119
Total Consolidated Amortization	$2,919	$1,355	$3,835	$2,401

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

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada, were less than 5% of total revenues for the three and six months ended December 31, 2008 and 2007. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2008	2007	2008	2007
Revenues from Unaffiliated Customers:	(Dollars in Thousands)
Domestic Operations	$326,354	$234,375	$591,478	$450,296
International Operations:
Dominica and St. Kitts/Nevis	40,905	36,763	77,017	68,471
Other	2,356	2,599	4,837	5,288
Total International	43,261	39,362	81,854	73,759
Consolidated	$369,615	$273,737	$673,332	$524,055
Long-lived Assets:
Domestic Operations	$650,984	$315,129	$650,984	$315,129
International Operations:
Dominica and St. Kitts/Nevis	320,831	312,612	320,831	312,612
Other	363	334	363	334
Total International	321,194	312,946	321,194	312,946
Consolidated	$972,178	$628,075	$972,178	$628,075

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

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.  DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements.  These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; valuation of marketable securities and investments; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income tax liabilities.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 12 to the Consolidated Financial Statements and in Part II, Item 1, “Legal Proceedings”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and filed with the Securities and Exchange Commission on August 27, 2008 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

For the second quarter of fiscal year 2009, DeVry continued to execute its strategic plan and posted strong financial results in a challenging economic environment.  Operational and financial highlights for the second quarter of fiscal year 2009 include:

•	Total revenues rose 35.0%, reaching a quarterly record high of $369.6 million, and net income of $42.9 million increased 19.7% over the prior year period.

•	The Fall 2008 term marked DeVry University’s twelfth consecutive period of positive undergraduate new student growth and the ninth consecutive period of positive total student enrollment growth.

•
During November 2008, DeVry began repurchasing shares of its common stock under a $50 million repurchase program, which was approved by its Board of Directors in May 2008.  During the second quarter of fiscal year 2009, DeVry repurchased 98,100 shares at a total cost of approximately $5.4 million.

•
In November 2008, DeVry’s Board of Directors approved a 33.3 percent dividend increase, raising its annual dividend rate from $0.12 to $0.16 per share.  Payable on a semi-annual basis, the most recent dividend of $0.08 per share was paid on January 9, 2009.

•
DeVry’s financial position remained strong as it generated $138.8 million of operating cash flow during the first six months of fiscal year 2009, driven primarily by strong operating results. As of December 31, 2008, cash and short- and long-term investment balances totaled $262.9 million.

As described in Note 8 to the financial statements, DeVry executed sale/leaseback transactions in the first half of fiscal year 2008 which resulted in a loss on the sale of such facilities.  The following table illustrates the effects of the loss on the sale of facilities on DeVry’s earnings.  The non-GAAP disclosure of net income and earnings per share, excluding these items, is not preferable to GAAP net income but is shown as a supplement to such disclosure for comparability to the year-ago period.  The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):

	For the Six Months Ended December 31,
	2008	2007
Net Income	$77,695	$62,648
Earnings per Share (diluted)	$1.07	$0.87
Loss on Sale of Assets (net of tax)	--	$2,279
Effect on Earnings per Share (diluted)	--	$0.03
Net Income Excluding the Loss on Sale of Assets (net of tax)	$77,695	$64,927
Earnings per Share Excluding the Loss on Sale of Assets (diluted)	$1.07	$0.90

RESULTS OF OPERATIONS

The following table presents information with respect to the size relative to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months of both the current and prior fiscal year.  Percentages may not add because of rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2008	2007	2008	2007

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	45.2%	45.3%	45.6%	46.7%
Loss on Sale of Assets	--	--	--	0.7%
Student Services & Admin. Exp	37.9%	37.6%	38.2%	37.1%
Total Operating Costs and Expenses	83.1%	82.9%	83.8%	84.6%
Operating Income	16.9%	17.1%	16.2%	15.4%
Interest Income	0.5%	1.1%	0.6%	1.0%
Interest Expense	(0.3%)	(0.0%)	(0.2%)	(0.1%)
Net Investment Loss	(0.5%)	--	(0.3%)	--
Net Interest and Other (Expense) Income	(0.3%)	1.1%	0.1%	0.9%
Income Before Income Taxes	16.6%	18.2%	16.3%	16.4%
Income Tax Provision	5.0%	5.1%	4.8%	4.4%
Net Income	11.6%	13.1%	11.5%	12.0%

REVENUES

Total consolidated revenues for the second quarter of fiscal year 2009 increased 35.0% to $369.6 million versus the prior year quarter.  For the first six months of fiscal year 2009, total consolidated revenues increased 28.5% to $673.3 million compared to the same period a year ago.  For both the second quarter and first six months of fiscal year 2009, revenues increased at all three of DeVry’s business segments as a result of continued growth in student enrollments and tuition price increases as compared to the year ago period.  In addition, U.S. Education, which was acquired on September 18, 2008, contributed to the revenue growth in the second quarter and first six months of fiscal year 2009.  Revenues also increased because of higher sales of DeVry University electronic course materials and Becker CPA review materials.  However, the revenue growth rate for Becker CPA review courses and materials slowed significantly during the first six months of the year due to the economic downturn.

DeVry University

DeVry University segment revenues increased 18.9% to $253.7 million in the second quarter, and rose 18.7% to $484.3 million for the first six months of fiscal 2009 as compared to the year ago periods driven by strong enrollment growth.  While DeVry University accounted for the majority of the revenue increase in this segment, revenues at Advanced Academics Inc., which was acquired on October 31, 2007, also contributed to segment revenue growth.  DeVry University tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence tuition revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 10.3% from spring 2007 (40,637 students) to spring 2008 (44,814 students);

•	Increased by 12.6% from summer 2007 (40,774 students) to summer 2008 (45,907 students); and

•	Increased by 16.9% from fall 2007 (44,594 students) to fall 2008 (52,146 students). This was DeVry University’s ninth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 12.1% from spring 2007 (11,075 students) to spring 2008 (12,410 students);

•	Increased by 19.3% from summer 2007 (13,906 students) to summer 2008 (16,595 students); and

•
Increased by 19.7% from fall 2007 (13,204 students) to fall 2008 (15,811 students). The fall 2008 term was the twelfth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Total graduate coursetakers by session:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 14.2% from the July 2007 session (14,023 coursetakers) to the July 2008 session (16,017 coursetakers);

•	Increased by 12.2% from the September 2007 session (15,857 coursetakers) to the September 2008 session (17,799 coursetakers); and

•	Increased by 13.7% from the November 2007 session (15,657 coursetakers) to the November 2008 session (17,803 coursetakers).

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

Partly offsetting the increases in revenue from enrollment growth and higher tuition rates was a decline in average course load per student driven by the continued mix shift toward online enrollments and economic conditions.

Medical and Healthcare

Medical and Healthcare segment revenues increased 130.1% to $98.0 million in the second quarter and grew 89.5% to $151.3 million for the first six months of fiscal year 2009 as compared to the year-ago periods.  U.S. Education, which was acquired on September 18, 2008, contributed $42.5 million and $48.0 million of revenue growth in the second quarter and first six months of fiscal year 2009, respectively.  In addition, increases in student enrollments and tuition rates at both Ross University and the Chamberlain College of Nursing (“Chamberlain”) also contributed to segment revenue growth.  Key trends for Ross University and Chamberlain in these two components are set forth below.

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

Professional and Training

Professional and Training segment revenues rose 1.2% to $18.0 million in the second quarter and increased 4.6% to $37.7 million for the first six months of fiscal year 2009 as compared to the year-ago periods. The primary reasons for the increase were a tuition price increase of approximately 5% partially offset by a decline in enrollments in review courses and sales of CPA review courses on CD-ROM.  The revenue growth rate for the Professional and Training segment slowed during the first and second quarters of fiscal 2009 as compared to the past two years due to the economic downturn, particularly among the financial firms that the segment serves.  Management expects that the softness in revenue will persist at least through calendar 2009.

Revenue from Other Sources

Other Educational Revenue increased 19.7% to $27.6 million in the second quarter and grew 20.9% to $52.2 million for the first six months of fiscal year 2009 as compared to the prior year periods.  As discussed above, the primary drivers for the increase in Other Educational Revenue were increased sales of DeVry University electronic course materials and the contribution to revenue growth as a result of the acquisition of U.S. Education.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 34.9% to $167.1 million during the second quarter and grew 25.2% to $306.7 million during the first six months of fiscal year 2009 as compared to the year-ago periods.  U.S. Education, which was acquired by DeVry on September 18, 2008, accounted for more than half of the increase in Cost of Educational Services during the second quarter of fiscal 2009.  For both the second quarter and first six months of fiscal 2009, cost increases were incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University Centers as compared to the prior year periods.  Also, higher costs were incurred to support increasing student enrollments and capacity expansion to drive future growth at Ross University.  During the second quarter of fiscal 2009, Ross University opened its clinical training center in Freeport, Grand Bahama, with courses beginning in January 2009.  Also, cost increases were incurred for the operation of two additional campuses at Chamberlain which began offering programs in March 2008.  Expense attributed to stock-based awards included in Cost of Educational Services increased during the first six months of fiscal year 2009 as a result of an increase in the fair value of the awards granted during the current year and an increase in the number of retirement eligible awards, which are fully expensed upon grant.

As a percent of revenue, Cost of Educational Services decreased to 45.2% in the second quarter of fiscal year 2009 from 45.3% during the prior year period.  For the first six months of fiscal year 2009, Cost of Educational Services as a percent of revenue decreased to 45.6% from 46.7% in the year-ago period.  These decreases were the result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments.

Loss on Sale of Assets

In September 2007, DeVry executed sale leaseback transactions for its facilities in Seattle, Washington; Phoenix, Arizona; and Alpharetta, Georgia. In connection with these transactions, DeVry recorded a pre-tax loss of $3.7 million during the first quarter of fiscal year 2008.  The recorded net loss on the sale of the facilities was separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and was related to the DeVry University reportable segment.  There were no real estate sales during the first six months of fiscal year 2009.

On January 15, 2009, DeVry announced that it had entered into an agreement to buyout the lease for approximately 40 percent of the space DeVry University occupies at its Long Island City, New York, campus.  In the third quarter of fiscal year 2009, DeVry will record a pre-tax charge of approximately $3.9 million. The charge is composed of a $2.7 million cash outlay and a non-cash charge of $1.2 million related to the write-off of leasehold improvements, net of a deferred rent credit. After-tax, the charge is expected to be $2.4 million or $0.03 per share. This action favorably impacts pre-tax operating income by approximately $1.9 million per year going forward through the end of the lease, which expires in April 2014, and has a cash payback of less than two years.

These transactions were executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure that optimal mix of large campuses, small campuses and DeVry University centers meet the demand of each market it serves.  This process also improves capacity utilization and enhances economic value.  This strategy may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings through U.S. Education and Chamberlain College of Nursing at DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, including whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 36.0% to $140.0 million during the second quarter and increased 32.2% to $257.3 million during the first six months of fiscal year 2009 as compared to the year-ago periods.  U.S. Education, which was acquired by DeVry on September 18, 2008, accounted for approximately one-third of the increase in Student Services and Administrative Expense during the second quarter of fiscal 2009.  For both the second quarter and first six months of fiscal 2009, the balance of the increase in expenses primarily represents additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  In addition, cost increases were incurred in information technology and student services.  Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during the first six months of fiscal 2009 as a result of an increase in the fair value of the awards granted during the current year and an increase in the number of retirement eligible awards, which are fully expensed upon grant.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased in both the second quarter and first six months of fiscal year 2009 as compared to the year ago periods.  Increased amortization of finite-lived intangible assets resulting from the acquisitions of U.S. Education and Advanced Academics was partially offset by a decrease in amortization of finite-lived intangible assets related to Ross University and Chamberlain, as such assets are fully amortized.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

DeVry University

DeVry University segment operating income increased 23.4% to $34.8 million during the second quarter and rose 37.3% to $60.1 million during the first six months of fiscal year 2009 as compared to the prior year periods.  The increase in operating income was the result of higher revenue and gross margins, which were partially offset by increased spending on advertising and recruiting as compared to the year-ago periods.  First quarter of fiscal year 2008 results included a $3.7 million pre-tax loss from sale leaseback transactions.  The loss in the prior year period is included in operating income of the DeVry University reportable segment.  Excluding the impact of the asset sales in the year-ago period, DeVry University operating income increased 26.5% during the first six months of fiscal 2009 as compared to the year-ago period.

Medical and Healthcare

Medical and Healthcare segment operating income increased 74.7% to $26.7 million during the second quarter and grew 56.4% to $42.0 million during the first six months of fiscal year 2009 as compared to the prior year periods.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year period as compared to the prior year period even as faculty, staff and facilities were being added in connection with the operation of two additional campuses which began offering programs in March 2008.  U.S. Education, which was acquired on September 18, 2008, also accounted for a significant portion of the operating profit growth for this segment.

Professional and Training

Professional and Training segment operating income declined 15.8% to $4.5 million during the second quarter and decreased 10.8% to $12.2 million during the first six months of fiscal year 2009 as compared to the year-ago periods.  The decrease in operating income was the result of increased investments in advertising and marketing related to expanding its business-to-business sales channel and costs associated with operating a new office in Hong Kong.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 40.9%, to $1.7 million during the second quarter and declined 27.3% to $3.9 million during the first six months of fiscal year 2009 as compared to the prior year periods.  The decrease was attributable to lower interest rates earned during the current year periods despite an increase in invested balances as compared to the prior year periods.  The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of U.S. Education.

Interest expense increased $1.1 million to $1.2 million during the second quarter and increased $1.2 million to $1.5 million during the first six months of fiscal year 2009 as compared to the year-ago periods.  The increase in interest expense was attributable to higher average borrowings during the current year periods.  DeVry borrowed approximately $166 million in September 2008 to finance the acquisition of U.S. Education.  As of December 31, 2008, total outstanding borrowings were $155.1 million.

During the second quarter of fiscal year 2009, DeVry recorded a net investment loss of $1.7 million.  This net loss is the result of recognizing an other-than-temporary impairment charge of $10.3 million in connection with reclassifying its investment in auction rate securities as trading securities.  This impairment charge was partially offset by a $8.6 million gain attributed to recording the fair value of DeVry’s right to put the auction rate securities back to its broker at par beginning June 2010, as discussed in Note 2 to the financial statements.  DeVry will be required to assess the fair value of these two individual assets (auction rate securities and the right to put such securities back to the broker) and record changes each period until the rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   DeVry expects that future changes in the fair value of the rights will approximate fair value movements in the related auction rate securities.

INCOME TAXES

Taxes on income were 30.1% of pretax income for the second quarter and 29.3% for the first six months of fiscal year 2009, compared to 28.0% for second quarter and 27.0% for the first six months of the prior year.  The higher effective income tax rate in the current year periods was attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the year-ago periods.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with the governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

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

The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2008 and 2007, respectively.

	Fiscal Year
Funding Source:	2008	2007
Federal Assistance (Title IV) Program Funding:
Grants and Loans	70%	64%
Federal Work Study	1%	1%
Total Title IV Program Funding	71%	65%
State Grants	3%	3%
Private Loans	5%	6%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	21%	26%
Total	100%	100%

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

At December 31, 2008, total accounts receivable, net of related reserves, were $137.6 million, compared to $76.8 million at December 31, 2007. The increase is due to accounts receivable associated with the acquisition of U.S. Education and the impact on receivables from revenue growth across all three business segments as compared to the year-ago period.  In addition, accounts receivable increased due to financial aid system implementation problems at DeVry University.  Such issues have been resolved, and management expects a corresponding improvement in receivable management over the next several months.

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

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University, Chamberlain and U.S. Education. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year.  The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2008 and 2007, respectively.

	Fiscal Year
	2008	2007
DeVry University:
Undergraduate	75%	70%
Graduate	75%	65%
Ross University	81%	80%
Chamberlain College of Nursing	62%	70%
U.S. Education:
Apollo College	79%	76%
Western Career College	77%	61%

DeVry University’s percent of revenue from federal financial assistance programs increased in fiscal year 2008 as compared to fiscal year 2007 primarily due to increased loan and grant limits. Chamberlain College of Nursing’s percent of revenue from federal financial assistance programs decreased in fiscal year 2008 as compared to fiscal year 2007 primarily due to an increase of students in the RN-to-BSN completion program who receive employer reimbursement or are self-pay students.

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2008, cash in the amount of $31.9 million was held in restricted bank accounts, compared to $9.8 million at December 31, 2007.  The increase in the restricted cash balance is due to timing in the disbursement of such funds.

Cash from Operations

Cash generated from operations in the first six months of fiscal year 2009 was $138.8 million, compared to $132.1 million in the prior year period.  Cash flow from operations increased due to higher net income.  Greater cash flow was also a result of an increase in deferred tuition revenue and advanced tuition payments of $58.3 million driven by increased student enrollments.  These increases were partially offset by $17.0 million lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses, and a greater use of cash driven by an increase in accounts receivable of $29.8 million as a result of revenue growth across all three business segments as compared to the year-ago period.  In addition, accounts receivable increased due to financial aid system implementation problems at DeVry University.  Variations in the levels of accrued expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

During the first six months of fiscal year 2009, DeVry’s investments in municipal auction rate securities continued to remain illiquid.  See “Note 2-Summary of Significant Accounting Policies-Marketable Securities and Investments” for additional information, including the current liquidity problems associated with such investments.

During the second quarter of fiscal year 2009, DeVry agreed to accept Auction Rate Security Rights (the Rights) from UBS (its broker for the Auction Rate Securities).  The Rights permit DeVry to sell, or put, our auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights, unless auctions resume; a buyer is found outside of the auction process; or the issuers establish a different form of financing to replace the securities.

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, we had recognized the unrealized loss previously as a temporary impairment in other comprehensive income in stockholders’ equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry has elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. Therefore, we recognized an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, we will account for the Rights as a separate asset that will be measured at its fair value, resulting in a gain of approximately $8.6 million recorded at December 31, 2008.  DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will approximate fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $205 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $50 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of December 31, 2008, DeVry has borrowed through its broker, UBS, $45.1 million using the auction rate securities portfolio as collateral.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet their obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Cash from Investing Activities

Capital expenditures in the first six months of fiscal year 2009 were $25.2 million compared to $28.0 million in the prior year period.  Prior year capital expenditures include the purchase and an immediate sale lease back of a facility in Alpharetta, Georgia, for $11.2 million.  Excluding the Alpharetta sale leaseback from the year-ago period capital spending, current year capital expenditures increased $8.4 million.  Current year period capital expenditure activity included facility expansion at the Ross University medical and veterinary schools, spending to support the continued growth of DeVry’s online operations and spending on information systems.

During the second quarter of fiscal year 2009, Ross University opened a new clinical center in Freeport, Grand Bahama, with courses beginning in January 2009.  The students will be housed and taught in temporary space in Grand Bahama with Ross’ new 60,000 – 80,000 square foot campus targeted to open in 2011.  Depending on the pace of development, capital expenditures related to opening the branch campus, including land, buildings and equipment, is expected to be in the range of $35 - $60 million over the next five years.

For the remainder of fiscal 2009, management expects the pace of capital expenditures to increase in order to support future growth including Ross’ expansion into Grand Bahama and facility improvements and new locations for DeVry University, Chamberlain College of Nursing, and U.S. Education.  Management anticipates full year fiscal 2009 capital spending in the range of $60 to $70 million.

During the first six months of fiscal 2009, cash outflows relating to the purchase of businesses, net of cash acquired, was $286.5 million.  On September 18, 2008, DeVry completed its acquisition of U.S. Education, the parent organization of Apollo College and Western Career College.  Apollo College and Western Career College operate 17 campus locations in the western United States and prepare students for careers in the high-growth healthcare sector through certificate and associate degree programs.  DeVry financed the acquisition utilizing approximately $136 million of internal cash resources, $120 million of debt from its existing credit facilities and approximately $46 million of debt secured by its auction rate securities.

Cash Used in Financing Activities

During the first six months of fiscal year 2009, DeVry borrowed $46.2 million from UBS under a short-term uncommitted line of credit which is collateralized by DeVry’s auction rate securities portfolio, as discussed above.  DeVry has repaid $1.1 million of such borrowings.  In addition, DeVry had cumulative borrowings of $210 million and cumulative repayments of $100 million under its existing revolving line of credit during the first six months of fiscal 2009.  DeVry incurred these borrowings to finance the acquisition of U.S. Education.

Recently, the United States Internal Revenue Service issued a notice which provides companies with offshore cash an expanded ability to borrow such funds without incurring income tax, provided certain requirements are met.  Depending on changes in interest rates, management may utilize a significant portion of its offshore cash to pay down a portion of its borrowings under its revolving line of credit for a period of time not to exceed fifty-nine days.

On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  During the first six months of fiscal year 2009, DeVry repurchased 98,100 shares of its stock under this program for approximately $5.4 million.  The total remaining authorization under the repurchase program was $44.6 million. The timing and amount of any future repurchases will be determined by company management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during the first six months of the current fiscal year were $4.3 million.  DeVry’s Board of Directors declared a dividend on November 13, 2008 of $0.08 per share to common stockholders of record as of December 12, 2008.  The total dividend of $5.7 million was paid on January 9, 2009.

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

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At December 31, 2008, DeVry had $110 million of outstanding borrowings under its revolving credit agreement, and there were no required payments under this borrowing agreement prior to its maturity.  DeVry’s letters of credit outstanding under the revolving credit facility were approximately $15.2 million as of December 31, 2008, which includes a letter of credit in the amount of $10.9 million issued for U.S. Education.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry has not entered into any derivative, swap, futures contract, call, hedge or non-exchange traded contracts.

Included in DeVry’s consolidated cash balances at December 31, 2008 was approximately $142 million attributable to Ross University international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for domestic general corporate purposes on a long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141(R)

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS 141(R)”).  SFAS 141(R) retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141(R) also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  However, the new accounting requirements of SFAS 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141(R) is effective beginning in fiscal year 2010.

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 1.0% of DeVry’s overall assets, and its Canadian liabilities constitute approximately 2% of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

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

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon DeVry’s total borrowings of $155.1 million at December 31, 2008, a 100 basis point increase in short-term interest rates would result in approximately $1.6 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Evaluations required by Rule 13a — 15 of the Securities Exchange Act of 1934 of the effectiveness of DeVry’s disclosure controls and procedures as of the end of the period covered by this Report have been carried out under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Management’s assessment has excluded U.S. Education, which was acquired by DeVry on September 18, 2008.  U.S. Education’s total assets and total net revenues represented approximately 41% and 7%, respectively, of consolidated total assets and consolidated total net revenues of DeVry as of and for the six-month period ended December 31, 2008.  This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from management’s scope in the year of acquisition.  Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that DeVry’s disclosure controls and procedures were effective as required, and have attested to this in Exhibit 31 of this Report.

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

There were no other changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2009 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on January 8, 2008.  DeVry continues to defend itself vigorously with respect to this claim. DeVry filed a motion to dismiss the appeal on January 2, 2009, which awaits ruling.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was made to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act ("FCA").  After providing the government its full cooperation, DeVry was advised by the U.S. Attorney for the Northern District of Illinois, on October 16, 2008, that the government had concluded its inquiry and had declined to intervene in an underlying qui tam action that had precipitated the government's inquiry.  The case, which was unsealed as a result of the government’s action, was originally filed in September 2007 by a former DeVry employee, Jennifer S. Shultz.  The action, which is pending in the United States District Court for the Northern District of Illinois, Eastern Division, relates to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act ("HEA") and the Department Of Education ("DOE") regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  A first amended complaint in the Shultz matter was unsealed by a court order dated December 31, 2008.  The amended complaint outlines a theory of damages based on Title IV funding disbursements to DeVry over a number of years and asserts the plaintiff is entitled to recover treble the amount of actual damages allegedly sustained by the federal government as a result of the alleged activity, plus civil monetary penalties.  DeVry is defending this claim vigorously.  On January 26, 2009, DeVry filed a motion to dismiss the case entirely.

In April 2004, U.S. Education, successor to Silicon Valley College, was sued in a qui tam action brought in the Northern District of California pursuant to the FCA.  This action also relates to whether U.S. Education’s compensation plans for admission representatives violated the HEA and the DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  The DOJ declined to intervene in this action as well.  In October 2005, the Court granted U.S. Education’s motion to dismiss the complaint with prejudice.  Plaintiffs appealed the District Court's order dismissing the complaint to the Ninth Circuit Court of Appeals.  In January 2008, the Ninth Circuit affirmed the district court's dismissal of the complaint.  The Ninth Circuit observed that the conduct alleged in the complaint – that recruiters were terminated for failing to meet enrollment quotas – was not prohibited by the HEA or DOE regulations.  The Ninth Circuit also rejected a subsequent motion for rehearing and rehearing en banc and, on April 25, 2008, issued a mandate.  In September 2008, Plaintiffs filed a Petition for Writ of Certiorari with the Supreme Court of the United States.  The Court rejected the Petition as well as a subsequent Petition for Reconsideration thereby exhausting all of Plaintiffs' options for relief by the Court and bringing this matter to a close.

In August 2007, Western Career College (“WCC”), a subsidiary of U.S. Education, was sued in a qui tam action.  This qui tam Action, brought in the Eastern District of California pursuant to both the Federal and California FCA, again relates to whether WCC’s compensation plans for admission representatives violates the HEA and DOE regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  In April 2008, the DOJ and the California Attorney General declined to intervene in the action and, on July 30, 2008, Plaintiff filed a Request for Dismissal of Action, Without Prejudice.  The lawsuit was never served upon WCC and the Court docket reflects the matter as closed.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
October 2008	--	$--	--	$50,000,000
November 2008	49,700	$53.53	49,700	47,339,388
December 2008	48,400	$55.73	48,400	44,642,082
Total	98,100	$54.62	98,100	$44,642,082

1On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  The total remaining authorization under the repurchase program was $44,642,082 as of December 31, 2008.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2008	--	$--	N/A	N/A
November 2008	--	$--	N/A	N/A
December 2008	1,340	$56.85	N/A	N/A
Total	1,340	$56.85	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	DeVry held its Annual Meeting of Stockholders on November 13, 2008.

(b)	All Board of Director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Three nominees were elected as Class II Directors to serve until the 2011 Annual Meeting of Stockholders or until their successors are elected and qualified.

Director	Affirmative Votes	Votes Withheld
David S. Brown	55,699,308	1,025,877
Lisa W. Pickrum	55,852,940	872,245
Fernando Ruiz	56,052,946	672,239

The selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for DeVry for fiscal year 2009 was ratified.

Affirmative Votes	Votes Against	Abstain
56,561,275	150,211	13,699

ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: February 6, 2009	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: February 6, 2009	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer