Form 10-Q
period 2009-03-31
DEVRY INC
filed 2009-05-07
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(630) 571-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
April 30, 2009 — 71,441,833 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED March 31, 2009

PART I – Financial Information
Item 1. Financial Statements
DEVRY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2009	June 30, 2008	March 31, 2008
	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$294,979	$217,199	$249,580
Marketable Securities	1,743	2,308	2,345
Restricted Cash	22,246	4,113	23,077
Accounts Receivable, Net	179,954	55,214	121,523
Deferred Income Taxes, Net	17,850	14,975	17,287
Prepaid Expenses and Other	33,033	31,779	20,761
Total Current Assets	549,805	325,588	434,573
Land, Buildings and Equipment:
Land	50,816	50,726	47,478
Buildings	237,581	216,048	200,617
Equipment	313,053	282,273	276,921
Construction In Progress	8,420	4,874	5,816
	609,870	553,921	530,832
Accumulated Depreciation and Amortization	(332,132)	(314,606)	(308,001)
Land, Buildings and Equipment, Net	277,738	239,315	222,831
Other Assets:
Intangible Assets, Net	184,654	62,847	63,859
Goodwill	494,579	308,024	308,671
Perkins Program Fund, Net	13,450	13,450	13,450
Investments	57,461	57,171	57,637
Other Assets	13,182	11,961	14,871
Total Other Assets	763,326	453,453	458,488
TOTAL ASSETS	$1,590,869	$1,018,356	$1,115,892

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$115,063	$—	$—
Accounts Payable	66,212	70,368	36,895
Accrued Salaries, Wages and Benefits	53,724	51,300	43,049
Accrued Expenses	48,923	31,175	36,196
Advance Tuition Payments	26,413	16,972	21,405
Deferred Tuition Revenue	276,104	40,877	195,869
Total Current Liabilities	586,439	210,692	333,414
Other Liabilities:
Revolving Loan	20,000	—	—
Deferred Income Taxes, Net	68,955	22,163	13,809
Deferred Rent and Other	29,274	29,512	32,272
Total Other Liabilities	118,229	51,675	46,081
TOTAL LIABILITIES	704,668	262,367	379,495

SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,582,000; 71,377,000 and 71,333,000 Shares Issued and Outstanding at March 31, 2009, June 30, 2008 and March 31, 2008, Respectively	729	724	722
Additional Paid-in Capital	186,815	168,405	164,634
Retained Earnings	749,913	627,064	606,781
Accumulated Other Comprehensive Income (Loss)	737	(2,963)	(2,644)
Treasury Stock, at Cost (1,266,803; 989,579 and 905,384 Shares, Respectively)	(51,993)	(37,241)	(33,096)
TOTAL SHAREHOLDERS’ EQUITY	886,201	755,989	736,397
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,590,869	$1,018,356	$1,115,892

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008

REVENUES:
Tuition	$360,629	$265,253	$981,800	$746,169
Other Educational	31,253	25,720	83,414	68,859
Total Revenues	391,882	290,973	1,065,214	815,028
COSTS AND EXPENSES:
Cost of Educational Services	178,201	130,846	484,921	375,761
Loss on Real Estate Transactions	3,977	-	3,977	3,743
Student Services and Administrative Expense	137,917	109,576	395,177	304,138
Total Operating Costs and Expenses	320,095	240,422	884,075	683,642
Operating Income	71,787	50,551	181,139	131,386
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	776	2,823	4,628	8,122
Interest Expense	(484)	(99)	(2,013)	(418)
Net Investment Gain (Loss)	970	-	(748)	-
Net Interest and Other Income	1,262	2,724	1,867	7,704
Income Before Income Taxes	73,049	53,275	183,006	139,090
Income Tax Provision	22,163	14,957	54,425	38,124
NET INCOME	$50,886	$38,318	$128,581	$100,966

EARNINGS PER COMMON SHARE:
Basic	$0.71	$0.54	$1.80	$1.42
Diluted	$0.70	$0.53	$1.77	$1.40

CASH DIVIDEND DECLARED PER COMMON SHARE	$-	$-	$0.08	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2009	2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$128,581	$100,966
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	6,513	4,287
Depreciation	29,480	25,997
Amortization	6,897	4,018
Provision for Refunds and Uncollectible Accounts	53,103	42,197
Deferred Income Taxes	83	(6,880)
Loss on Disposals of Land, Buildings and Equipment	2,297	3,760
Unrealized Net Loss on Investments	2,014	—
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(18,012)	(8,591)
Accounts Receivable	(148,927)	(116,582)
Prepaid Expenses and Other	(2,324)	(10,959)
Accounts Payable	(5,834)	2,527
Accrued Salaries, Wages, Benefits and Expenses	18,250	1,593
Advance Tuition Payments	4,696	6,985
Deferred Tuition Revenue	211,115	156,004
NET CASH PROVIDED BY OPERATING ACTIVITIES	287,932	205,322
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(50,708)	(37,392)
Net Proceeds from Sale of Land and Building	—	52,571
Payment for Purchase of Business, Net of Cash Acquired	(287,462)	(27,590)
Marketable Securities Purchased	(49)	(246,278)
Marketable Securities-Maturities and Sales	—	184,854
NET CASH USED IN INVESTING ACTIVITIES	(338,219)	(73,835)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	11,048	15,487
Reissuance of Treasury Stock	1,805	787
Repurchase of Common Stock for Treasury	(15,703)	(20,206)
Cash Dividends Paid	(10,015)	(7,840)
Excess Tax Benefit from Stock-Based Payments	3,350	2,865
Borrowings Under Collateralized Line of Credit	46,306	—
Repayments Under Collateralized Line of Credit	(1,243)	—
Borrowings Under Revolving Credit Facility	230,000	25,000
Repayments Under Revolving Credit Facility	(140,000)	(26,895)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	125,548	(10,802)
Effects of Exchange Rate Differences	2,519	(260)
NET INCREASE IN CASH AND CASH EQUIVALENTS	77,780	120,425
Cash and Cash Equivalents at Beginning of Period	217,199	129,155
Cash and Cash Equivalents at End of Period	$294,979	$249,580
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$1,845	$311
Income Taxes, Net	33,130	41,000

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2008, and in conjunction with DeVry’s quarterly reports on Form 10-Q for the quarters ended September 30, 2008 and December 31, 2008, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended March 31, 2009, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable Securities and Investments

DeVry owns investments in marketable securities that have been designated as “available for sale” or “trading securities” in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Available for sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (Loss). Trading securities are carried at fair value with unrealized gains and losses reported in the Consolidated Statements of Income as a component of Interest and Other income/(expense).

Marketable securities and investments consist of auction-rate certificates and put rights on these certificates which are classified as trading securities and investments in mutual funds which are classified as available-for-sale securities.  The following is a summary of our available-for-sale marketable securities at March 31, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Short-term Investments:
Bond Mutual Fund	$776	$-	$13	$789
Stock Mutual Funds	1,957	(1,003)	-	954
Total Short-term Investments	$2,733	$(1,003)	$13	$1,743

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year.  All mutual fund investments are recorded at fair market value based upon quoted market prices.  At March 31, 2009, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of March 31, 2009, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of March 31, 2009.

The following is a summary of our long-term investments at March 31, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Long-term Investments:
Auction Rate Securities (ARS)	$59,475	$(7,550)	$-	$51,925
Put Rights on ARS	-	-	5,536	5,536
Total Long-term Investments	$59,475	$(7,550)	$5,536	$57,461

As shown in the table above, as of March 31, 2009, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past year, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

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

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, we had recognized the unrealized loss previously as a temporary impairment in other comprehensive income in stockholders’ equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry has elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. Therefore, we recognized an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, we have accounted for the Rights as a separate asset that was measured at its fair value, which resulted in a gain of approximately $8.6 million recorded at December 31, 2008.  In the third quarter of fiscal 2009, DeVry revalued the auction rate securities and the Rights using current discount rates and risk premiums. This resulted in a gain in the value of the auction rate securities of approximately $2.8 million and a loss in the value of the Rights of approximately $3.1 million, both of which were recorded in the third quarter operating results.  The Rights do not meet the definition of a derivative instrument under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Therefore, we elected to measure the Rights at fair value under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will  offset fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

As detailed above, changing market conditions have reduced liquidity for Auction Rate Securities.  These investments, including the put rights, are valued using internally-developed pricing models with observable and unobservable inputs. Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other income/(expense) in the Consolidated Statements of Income.  DeVry has not recorded any realized gains or realized losses for fiscal 2009.  See Note 4 for further disclosures on the Fair Value of Financial Instruments.

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $297 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $71 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of March 31, 2009, DeVry has borrowed through its broker, UBS, $45.1 million using the auction rate securities portfolio as collateral (see “Note 10 – Debt”).  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet their obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

On March 10, 2009, the Company signed an agreement to acquire a majority stake in Fanor, a leading provider of private post-secondary education in northeastern Brazil (see “Note 13 – Subsequent Event”). The purchase was closed on April 1, 2009.  Under the terms of the agreement, the purchase price was paid in Brazilian Real.  During March 2009, DeVry purchased a non-deliverable foreign exchange forward contract in the amount of the expected cash outlay to close the transaction, in order to protect against a strengthening in the value of the Brazilian Real.  This contract was settled in March by purchasing another foreign exchange contract to offset the first position, once the necessary cash was delivered to Brazil. DeVry recognized a gain on the settlement of approximately $1.3 million due to the strengthening of the Brazilian Real. This gain is included in Interest and Other income/(expense) in the Consolidated Statements of Income in the third quarter of fiscal 2009.

Prepaid Clinical Fees

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services.  Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees.   Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships.   Recently, the hospital group closed two of its hospitals due to financial difficulties.  To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals.  During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract.  The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships.  As of March 31, 2009, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $9.0 million.  Though Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.5 million has been provided against the prepaid balance and charged to Cost of Educational Services in the Consolidated Statements of Income during the third quarter of fiscal 2009.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period.  Excluded from the computations of diluted earnings per share were options to purchase 505,000 and 401,000 shares of common stock for the three and nine months ended March 31, 2009, respectively, and 35,000 and 459,000 shares of common stock, for the three and nine months ended March 31, 2008, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008

Basic shares	71,644	71,393	71,554	71,260
Effect of Dilutive Stock Options	1,009	1,122	1,070	1,098
Diluted Shares	72,653	72,515	72,624	72,358

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income (Loss) for the three and nine months ended March 31 (dollars in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Balance at Beginning of Period	$469	$(1,788)	$(2,963)	$(918)
Net Unrealized Investment Losses	(80)	(1,300)	(5,333)	(1,442)
Net Unrealized Investment Losses Recognized	-	-	6,378	-
Translation Adjustments	348	444	2,655	(284)
Balance at End of Period	$737	$(2,644)	$737	$(2.644)

The Accumulated Other Comprehensive Income (Loss) balance at March 31, 2009, consists of $1,348,000 of cumulative translation gains and $612,000 of unrealized losses on available-for-sale marketable securities, net of tax of $378,000. At March 31, 2008, this balance consisted of $1,202,000 of cumulative translation losses and $1,442,000 of unrealized losses on available-for-sale marketable securities, net of tax of $891,000.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $46.0 million and $130.1 million for the three and nine months ended March 31, 2009, respectively.  Advertising expense for the three and nine months ended March 31, 2008, was $36.0 million and $95.1 million, respectively.  Advanced Academics, which was acquired on October 31, 2007, and U.S. Education, which was acquired on September 18, 2008, accounted for a significant portion of the increase in advertising expense.

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

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB number 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary.  These minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. For DeVry, SFAS 160 is effective beginning in fiscal year 2010. The provisions of this statement will be relevant to DeVry’s consolidation and reporting of Fanor which was acquired on April 1, 2009 (see “Note 13 – Subsequent Event”); however, DeVry does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. For DeVry, SFAS 161 was effective beginning in the third quarter of fiscal year 2009.  The adoption of SFAS 161 did not have a material impact on DeVry’s consolidated financial statements as DeVry does not currently maintain significant derivative instruments or engage in hedging activities.

FSP SFAS 157-4

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4).  FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 will be effective for DeVry as of June 30, 2009.  DeVry is currently assessing the impact of the FSP on its SFAS No. 157 calculations and disclosures.

NOTE 3:  STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. The 1999 and 2003 Stock Incentive Plans and the 2005 Incentive Plan are administered by the Compensation Committee of the Board of Directors.    Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years.  The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At March 31, 2009, 5,402,521 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Effective July 1, 2005, DeVry adopted the provisions of SFAS 123(R) which established accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period.

The following is a summary of options activity for the nine months ended March 31, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,039,796	$26.19
Options Granted	433,283	$51.40
Options Exercised	(481,593)	$23.01
Options Canceled	(37,075)	$23.99
Outstanding at March 31, 2009	2,954,411	$30.41	6.58	$54,215
Exercisable at March 31, 2009	1,568,228	$25.31	5.06	$36,041

The total intrinsic value of options exercised for the nine months ended March 31, 2009 and 2008 was $14.9 million and $16.4 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during first nine months of fiscal years 2009 and 2008 were $23.54 and $16.11, per share, respectively.  The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

During the first three quarters of fiscal 2009, DeVry granted 83,474 shares of restricted stock to selected employees.  These shares are subject to restrictions which lapse ratably over a four-year period from the grant date based on the recipient’s continued employment with DeVry, or upon retirement.  During the restriction period, the recipient shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to vote and receive dividends. The following is a summary of restricted stock activity for the nine months ended March 31, 2009:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2008	-	$-
Shares Granted	83,474	$51.38
Shares Vested	-	$-
Shares Canceled	-	$-
Nonvested at March 31, 2009	83,474	$51.38

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Cost of Educational Services	$545	$451	$2,084	$1,373
Student Services and Administrative Expense	1,159	955	4,429	2,914
Income Tax Benefit	(445)	(189)	(1,186)	(577)
Net Stock-Based Compensation Expense	$1,259	$1,217	$5,327	$3,710

As of March 31, 2009, $18.3 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.2 years. The total fair value of options and shares vested during the nine months ended March 31, 2009 and 2008 was approximately $5.2 million and $4.9 million, respectively.

There were no capitalized stock-based compensation costs at March 31, 2009 and 2008.

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

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3").  FSP FAS 157-3  clarifies the application of SFAS 157 in a market that is not active and where current activity may not be representative of fair value.  Management has fully considered this guidance when determining the fair value of our financial assets as of March 31, 2009.

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

The following tables present DeVry’s financial assets at March 31, 2009, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash Equivalents	$206,331	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	1,743	-	-
Trading Securities:
ARS Portfolio			51,925
UBS Put Right	-	-	5,536
Total Assets at Fair Value	$208,074	$-	$57,461

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments. Long-term Investments consist of auction rate securities and put rights on the auction rate securities. Both are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use.  Significant unobservable inputs include collateralization of the respective underlying security, credit worthiness of the issuer and duration for holding the security.  See “Note 2-Summary Of Significant Accounting Policies-Marketable Securities and Investments” for further information on these investments.

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the nine months ended March 31, 2009 (dollars in thousands).

	Investments - Long Term
	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Balance at Beginning of Period	$57,757	$57,171
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	2,767	2,767
Change in Fair Value of UBS Put Right	(3,063)	5,536
Transfer of ARS to Trading Security		(10,317)
Net Charged to Other Comprehensive Income (Loss) (1)	-	2,304
Purchases, Sales and Maturities	-	-
Balance at March 31, 2009	$57,461	$57,461

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

On May 13, 2008, the DeVry Board of Directors authorized a share repurchase program, which allows the company to repurchase up to $50 million of its common stock through December 31, 2010. As of March 31, 2009, DeVry has repurchased, on the open market, 304,783 shares of its common stock at a total cost of approximately $15.7 million.  The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

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

AAI is a leading provider of online secondary education.  Founded in 2000 and headquartered in Oklahoma City, Oklahoma, AAI partners with school districts to help more students graduate high school.  AAI supplements traditional classroom programs through Web-based course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in six states.  Since its inception, AAI has delivered online learning programs to more than 60,000 students in more than 300 school districts.  The addition of AAI has further diversified DeVry’s curricula.

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

U.S. Education Corporation

 On September 18, 2008, DeVry Inc. acquired the operations of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million.  Including working capital adjustments and direct costs of acquisition, total consideration paid was approximately $303 million in cash.  The results of U.S. Education’s operations have been included in the consolidated financial statements of DeVry since that date.  The total consideration was comprised of approximately $137 million of internal cash resources, approximately $120 million of borrowings under the Company’s existing credit facility and approximately $46 million of borrowings against its outstanding auction rate securities.

Apollo College and Western Career College prepare students for careers in healthcare through certificate and associate degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting. The two colleges operate 17 campus locations in the western United States and currently serve approximately 11,000 students and have more than 65,000 alumni. The addition of U.S. Education has further diversified DeVry’s curricula.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 18, 2008

Current Assets	$46,042
Property and Equipment	19,558
Other Long-term Assets	3,179
Intangible Assets	128,600
Goodwill	186,358
Total Assets Acquired	383,737
Liabilities Assumed	80,980
Net Assets Acquired	$302,757

Goodwill was all assigned to the U.S. Education reporting unit which is classified within the Medical and Healthcare segment.  Approximately $25 million of the goodwill acquired is expected to be deductible for income tax purposes.  Of the $128.6 million of acquired intangible assets, $112.3 million was assigned to the value of the U.S. Education Title IV Eligibility and Accreditations which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	At September 18, 2008
	Value Assigned	Estimated Useful Life

Trade name-WCC	$1,500	1 yr 3 months
Trade name-Apollo	1,600	1 yr 3 months
Student Relationships	8,500	1 yr 3 months
Curriculum	800	5 yrs
Outplacement Relationships	3,900	15 yrs

The amount of goodwill recorded at March 31, 2009 and the final purchase price relating to the acquisition are subject to adjustment based on final deferred income taxes adjustments. DeVry expects to finalize the purchase price no later than the fourth quarter of fiscal 2009.

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

	Actual	Pro Forma
	For the Three Months ended March 31,	For the Three Months ended March 31,	For the Nine Months ended March 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$391,882	$327,658	$1,101,121	$920,206
Operating Income	71,787	53,366	184,873	137,799
Net Income	50,886	38,831	129,616	99,437
Earnings per Common Share:
Basic	$0.71	$0.54	$1.81	$1.40
Diluted	$0.70	$0.54	$1.78	$1.37

NOTE 7:  INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.

Intangible assets consist of the following (dollars in thousands):

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$56,270	$(51,396)
Customer Contracts	7,000	(1,973)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,650)
Curriculum/Software	3,300	(793)
Trade Names	3,210	(1,432)
Outplacement Relationships	3,900	(139)
Other	639	(639)
Total	$79,903	$(60,706)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility	112,300
Total	$165,457

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(47,289)
Customer Contracts	7,000	(561)
License and Non-compete Agreements	2,684	(2,655)
Class Materials	2,900	(1,450)
Curriculum/Software	2,500	(208)
Trade Names	110	(110)
Other	639	(628)
Total	$63,603	$(52,901)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$53,157

Amortization expense for amortized intangible assets was $3.0 million and $6.8 million for the three and nine months ended March 31, 2009, respectively, and $1.5 million and $3.9 million for the three and nine months ended March 31, 2008. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 is as follows (dollars in thousands):

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

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal 2008 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeds the carrying amount.

DeVry has not performed interim impairment reviews during fiscal 2009. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 40% as of the end of fiscal 2008 and management does not believe business conditions have deteriorated in any of its reporting units to the extent that the fair values of the reporting units or intangible assets would materially differ from these previous results. In this regard, revenues grew for all reporting units throughout fiscal 2009 and operating results and cash flows met or exceeded management expectations for all but the Becker Professional Review (Becker) reporting unit. Though the Becker reporting unit has experienced a slowdown in growth and declining operating profits, this slowdown is considered to be temporary.  Moreover, the fair value of this reporting unit significantly exceeded its carrying value as of the fiscal 2008 impairment analysis. This reporting unit remains highly profitable with operating margins exceeding 32%. This negative trend is also considered to be temporary and management believes its planned business and operational strategies will reverse this negative trend in the foreseeable future.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of March 31, 2009, DeVry’s market capitalization exceeded its book value by approximately 300%. This premium was consistent with that as of June 30, 2008.  Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; unexpected competition; and changes in the market acceptance of our educational programs and the graduates of those programs.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

For goodwill, DeVry estimates the fair value of its reporting units using a discounted cash flow model utilizing inputs which include projected operating results and cash flows from management’s long term plan. If the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

DeVry had five reporting units which contained goodwill as of the fourth quarter 2008 analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows.  These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis.  The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors.  Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Discount rates of 10% to 13% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

All of the reporting units’ fair value estimates exceed their carrying value as of the fourth quarter impairment analysis by at least 40%; therefore no impairment of goodwill was recorded as of June 30, 2008.  An increase of 100 basis points in the discount rate used in this analysis would result in a minimum 27% premium of fair value over carrying value.  Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry’s sustained operations.  If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

The table below summarizes the goodwill balances by reporting unit as of March 31, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$22,196
Becker Professional Review	24,715
Ross University	239,486
Chamberlain College of Nursing	4,716
Advanced Academics	17,108
U.S. Education	186,358
Total	$494,579

The only changes in the goodwill balances from June 30, 2008, were the addition of the goodwill for the U.S Education acquisition that was completed in the first quarter of fiscal 2009 and the recording of a final purchase price adjustment for Advanced Academics in the second quarter of fiscal 2009. This entity was acquired by DeVry during the second quarter of fiscal 2008. These acquisitions are described in “Note 6-Business Combinations”.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for Trade Names, Trademarks and Intellectual Property, a discounted income stream model for Title IV Eligibility and a discounted cash flows model for Accreditation.  The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years.  The assumed royalty rates and the growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 10% to 13% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

All of the fair value estimates of indefinite-lived intangible assets exceed their carrying value as of the 2008 fourth quarter impairment analysis by at least 50%; therefore no impairment of intangible assets was recorded as of June 30, 2008.  No triggering events have occurred in the interim periods through March 31, 2009, that would warrant an impairment analysis.  If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of March 31, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	29,812
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
U.S. Education	112,300
Total	$165,457

The only change in the indefinite-lived intangible assets balances from June 30, 2008, was the addition of the U.S Education asset. This entity was acquired by DeVry during the first quarter of fiscal 2009, as described in “Note 6-Business Combinations”.

NOTE 8:  REAL ESTATE TRANSACTIONS

In January 2009, DeVry bought out the lease on approximately 40 percent of the space it occupied at its DeVry University campus in Long Island City, New York.  In the third quarter of fiscal year 2009, DeVry recorded a pre-tax charge of approximately $4.0 million. The charge is composed of a $2.7 million cash outlay and a non-cash charge of $1.3 million related to the write-off of leasehold improvements, net of a deferred rent credit. This loss is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and is related to the DeVry University reportable segment.

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $155.3 million and $107.2 million attributable to Ross University’s international operations as of March 31, 2009 and 2008, respectively.  As of March 31, 2009 and 2008, cumulative undistributed earnings were approximately $190.9 million and $134.8 million, respectively.

The effective tax rate was 30.3% for the third quarter and 29.7% for the first nine months of fiscal year 2009, compared to 28.1% for the third quarter and 27.4% for the first nine months of the prior fiscal year. The higher effective income tax rate for the quarter and first nine months of fiscal year 2009 is attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period. The effective income tax rate for the fiscal year ended June 30, 2008 was 27.1%.

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

As of June 30, 2008, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.6 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.9 million.  We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of at June 30, 2008 was $0.8 million.  The corresponding amounts at March 31, 2009, were not materially different from the amounts at June 30, 2008.

The Internal Revenue Service is currently examining DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns.  DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2004.

NOTE 10:  DEBT

DeVry had no outstanding debt at June 30, 2008 and March 31, 2008.  Debt consists of the following at March 31, 2009 (dollars in thousands):

	As of March 31, 2009
Revolving Credit Facility:	Outstanding Debt	Average Interest Rate
DeVry Inc. as borrower	$90,000	1.01%
GEI as borrower	--	--
Total	$90,000	1.01%
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	45,063	1.12%
Total Outstanding Debt	$135,063	1.05%
Current Maturities of Debt	115,063	1.05%
Total Long-term Debt	$20,000	1.01%

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement in total not to exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $13.7 million and $4.3 million as of March 31, 2009 and 2008, respectively. As of March 31, 2009, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of March 31, 2009.

The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

Auction Rate Securities Collateralized Line of Credit

In connection with the completion of the acquisition of U.S. Education, on September 18, 2008, (see “Note 6 - Business Combinations”) DeVry borrowed approximately $46 million against its portfolio of auction rate securities under a temporary, uncommitted, demand revolving line of credit facility between DeVry Inc. and UBS Bank USA (the “Lender”).  This borrowing totaled approximately 80% of the fair market value on September 18, 2008, of DeVry’s auction rate securities portfolio held through its broker, UBS, which is the maximum borrowing permitted under this credit facility.

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

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on January 8, 2008, which remains pending.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was made to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act ("FCA").  After providing the government its full cooperation, DeVry was advised by the U.S. Attorney for the Northern District of Illinois, on October 16, 2008, that the government had concluded its inquiry and had declined to intervene in an underlying qui tam action that had precipitated the government's inquiry.  The case, which was unsealed as a result of the government’s action, was originally filed in September 2007 by a former DeVry employee, Jennifer S. Shultz.  The action, which was filed in the United States District Court for the Northern District of Illinois, Eastern Division, related to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act ("HEA") and the Department Of Education ("DOE") regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  A first amended complaint in the Shultz matter was unsealed by a court order dated December 31, 2008.  On January 26, 2009, DeVry filed a motion to dismiss the case entirely.  On March 4, 2009, the District Court granted DeVry’s motion to dismiss, entering judgment and dismissing the action with prejudice.  On March 16, 2009, Shultz appealed the District Court’s decision to the Seventh Circuit Court of Appeals.  On April 14, 2009, the Seventh Circuit suspended the appellate briefing schedule to facilitate the parties’ participation in a mandatory, court-sponsored mediation process.

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

Following is a tabulation of business segment information based on the current segmentation for the three and nine months ended March 31, 2009 and 2008. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues:	(Dollars in Thousands)
DeVry University	$264,324	$222,609	$748,671	$630,768
Medical and Healthcare	105,013	45,885	256,270	125,711
Professional and Training	22,545	22,479	60,273	58,549
Total Consolidated Revenues	$391,882	$290,973	$1,065,214	$815,028
Operating Income:
DeVry University	$39,492	$27,370	$99,615	$71,151
Medical and Healthcare	26,115	14,464	68,132	41,327
Professional and Training	9,524	10,930	21,773	24,662
Reconciling Items:
Amortization Expense	(2,958)	(1,513)	(6,793)	(3,914)
Depreciation and Other	(386)	(700)	(1,588)	(1,840)
Total Consolidated Operating Income	$71,787	$50,551	$181,139	$131,386
Interest:
Interest Income	$776	$2,823	$4,628	$8,122
Interest Expense	(484)	(99)	(2,013)	(418)
Net Investment Gain (Loss)	970	-	(748)	-
Net Interest Income	1,262	2,724	1,867	7,704
Total Consolidated Income before Income Taxes	$73,049	$53,275	$183,006	$139,090

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,

	2009	2008	2009	2008
	(Dollars in Thousands)
Segment Assets:
DeVry University	$599,485	$557,340	$599,485	$557,340
Medical and Healthcare	890,994	447,846	890,994	447,846
Professional and Training	81,036	91,250	81,036	91,250
Corporate	19,354	19,456	19,354	19,456
Total Consolidated Assets	$1,590,869	$1,115,892	$1,590,869	$1,115,892
Additions to Long-lived Assets:
DeVry University	$17,948	$8,089	$31,246	$57,502
Medical and Healthcare	10,880	1,336	354,024	7,693
Professional and Training	75	10	151	171
Total Consolidated Additions to Long-lived Assets	$28,903	$9,435	$385,421	$65,366
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$25,500	$9,435	$50,708	$37,392
Increase in Capital Assets from Acquisitions	-	-	19,558	210
Increase in Intangible Assets and Goodwill	3,403	-	315,155	27,764
Total Increase in Consolidated Long-lived Assets	$28,903	$9,435	$385,421	$65,366
Depreciation Expense:
DeVry University	$6,892	$7,027	$21,136	$20,885
Medical and Healthcare	3,180	1,415	7,591	4,217
Professional and Training	91	112	268	310
Corporate	117	180	485	585
Total Consolidated Depreciation	$10,280	$8,734	$29,480	$25,997
Intangible Asset Amortization Expense:
DeVry University	$483	$475	$1,468	$792
Medical and Healthcare	2,425	982	5,173	2,947
Professional and Training	50	56	152	175
Total Consolidated Amortization	$2,958	$1,513	$6,793	$3,914

In January 2009, DeVry bought out the lease on approximately 40 percent of the space it occupied at its DeVry University campus in Long Island City, New York.  As a result, DeVry recorded a pre-tax charge of approximately $4.0 million. The charge is composed of a $2.7 million cash outlay and a non-cash charge of $1.3 million related to the write-off of leasehold improvements, net of a deferred rent credit. This loss is included in operating income of the DeVry University reportable segment.

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

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, St. Kitts/Nevis and Grand Bahama, Europe, the Middle East and the Pacific Rim. Other international revenues (as shown in the table below), which were derived principally from Canada, were less than 5% of total revenues for the three and nine months ended March 31, 2009 and 2008. Revenues and long-lived assets by geographic area were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Revenues from Unaffiliated Customers:	(Dollars in Thousands)
Domestic Operations	$346,863	$249,299	$938,341	$699,595
International Operations:
Dominica, St. Kitts/Nevis and Grand Bahama	42,975	38,539	119,992	107,010
Other	2,044	3,135	6,881	8,423
Total International	45,019	41,674	126,873	115,433
Consolidated	$391,882	$290,973	$1,065,214	$815,028
Long-lived Assets:
Domestic Operations	$716,761	$367,973	$716,761	$367,973
International Operations:
Dominica, St. Kitts/Nevis and Grand Bahama	322,148	313,024	322,148	313,024
Other	349	322	349	322
Total International	322,497	313,346	322,497	313,346
Consolidated	$1,039,258	$681,319	$1,039,258	$681,319

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 13:  SUBSEQUENT EVENT

On April 1, 2009, DeVry completed its acquisition of a majority stake in Fanor, a leading provider of private postsecondary education in northeastern Brazil. Founded in 2001 and based in Fortaleza, Ceará, Brazil, Fanor is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1.  These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 10,000 students through undergraduate and graduate programs focused in business management, law and engineering. The addition of Fanor has further diversified DeVry’s curricula and expands DeVry’s international presence.

Under the terms of the final agreement, DeVry purchased an 82.3 percent majority stake in Fanor, including real estate and also reducing Fanor’s debt, for a total cash outlay of $40.4 million. Funding was provided from DeVry’s existing operating cash balances.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 11 to the Consolidated Financial Statements and in Part II, Item 1, “Legal Proceedings”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and filed with the Securities and Exchange Commission on August 27, 2008 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

For the third quarter of fiscal year 2009, DeVry’s continued focus on student academic outcomes and execution of its growth and diversification strategy produced solid financial results in a challenging economic environment.  Financial and operational highlights for the third quarter of fiscal year 2009 include:

•	Total revenues rose 34.7%, reaching a quarterly record high of $391.9 million, and net income of $50.9 million increased 32.8% over the prior year period.

•	Revenue growth was driven by the acquisition of U.S. Education and strong student enrollment gains at DeVry University, Ross University and Chamberlain College of Nursing.

•
As a result of DeVry’s diversification strategy, solid performance at its DeVry University and Medical and Healthcare segments more than offset a decline in profits at its Professional and Training segment.  The Professional and Training segment results continue to reflect the economic downturn and the impact on the financial firms that the segment serves.

•
In connection with its real estate optimization strategy, DeVry bought-out a portion of the lease for its DeVry University Campus in Long Island City, New York.  In connection with this transaction, DeVry recorded an after tax charge of $2.5 million, or $0.04 per share.  Excluding this charge, net income and earnings per share in the third quarter of fiscal year 2009 would have increased 39.4% and 39.6%, respectively.

•
DeVry’s financial position remained strong as it generated $287.9 million of operating cash flow during the first nine months of fiscal year 2009, driven primarily by strong operating results. As of March 31, 2009, cash and short- and long-term investment balances totaled $354.2 million and outstanding borrowings were $135.1 million.

As described in Note 8 to the financial statements, DeVry executed certain real estate transactions in the three and nine month periods ended March 31, 2009 and 2008, which resulted in significant lease termination charges and/or losses on the sale of facilities.  The following table illustrates the effects of the real estate transactions on DeVry’s earnings.  Management believes that the non-GAAP disclosure of net income and earnings per share provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and are useful for period-over-period comparisons of such operations given the discrete nature of the real estate transactions described in Note 8.  DeVry uses these supplemental financial measures internally in its budgeting process.  However, the non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP.  The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008
Net Income	$50,886	$38,318	$128,581	$100,966
Earnings per Share (diluted)	$0.70	$0.53	$1.77	$1.40
Loss on Real Estate Transactions (net of tax)	$2,543	--	$2,543	$2,279
Effect on Earnings per Share (diluted)	$0.04	--	$0.04	$0.03
Net Income Excluding the Loss on Real Estate Transactions (net of tax)	$53,429	$38,318	$131,124	$103,245
Earnings per Share Excluding the Loss on Real Estate Transactions (diluted)	$0.74	$0.53	$1.81	$1.43

RESULTS OF OPERATIONS

The following table presents information with respect to the size relative to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months of both the current and prior fiscal year.  Percentages may not add because of rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	45.5%	45.0%	45.5%	46.1%
Loss on Real Estate Transactions	1.0%	--	0.4%	0.5%
Student Services and Administrative Expense	35.2%	37.6%	37.1%	37.3%
Total Operating Costs and Expenses	81.7%	82.6%	83.0%	83.9%
Operating Income	18.3%	17.4%	17.0%	16.1%
Interest Income	0.1%	1.0%	0.4%	1.0%
Interest Expense	(0.1%)	(0.0%)	(0.2%)	(0.1%)
Net Investment Gain (Loss)	0.2%	--	(0.1%)	--
Net Interest and Other (Expense) Income	0.3%	0.9%	0.2%	0.9%
Income Before Income Taxes	18.6%	18.3%	17.2%	17.1%
Income Tax Provision	5.6%	5.1%	5.1%	4.7%
Net Income	13.0%	13.2%	12.1%	12.4%

REVENUES

Total consolidated revenues for the third quarter of fiscal year 2009 increased 34.7% to $391.9 million versus the prior year quarter.  For the first nine months of fiscal year 2009, total consolidated revenues increased 30.7% to $1,065.2 million compared to the same period a year ago.  For both the third quarter and first nine months of fiscal year 2009, revenues increased at the respective DeVry University and Medical and  Healthcare business segments as a result of continued growth in student enrollments and tuition price increases as compared to the year ago period.  In addition, U.S. Education, which was acquired on September 18, 2008, contributed to the revenue growth in the third quarter and first nine months of fiscal year 2009.  Revenues also increased because of higher sales of DeVry University electronic course materials.  The revenue growth rate for Becker CPA review courses and materials slowed significantly during the first nine months of the year due to the economic downturn.

DeVry University

DeVry University segment revenues increased 18.7% to $264.3 million in the third quarter, and rose 18.7% to $748.7 million for the first nine months of fiscal 2009 as compared to the year ago periods driven by strong enrollment growth.  While DeVry University accounted for the majority of the revenue increase in this segment, revenues at Advanced Academics Inc. also contributed to segment revenue growth.  DeVry University tuition revenues are the largest component of total revenues in the DeVry University segment. The two principal factors that influence tuition revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 12.6% from summer 2007 (40,774 students) to summer 2008 (45,907 students);

•	Increased by 16.9% from fall 2007 (44,594 students) to fall 2008 (52,146 students); and

•
Increased by 18.8% from spring 2008 (44,814 students) to spring 2009 (53,259 students). This was a record high enrollment at DeVry University and marked the tenth consecutive period of positive total undergraduate student enrollment growth.

New undergraduate enrollment by term:

•	Increased by 19.3% from summer 2007 (13,906 students) to summer 2008 (16,595 students);

•	Increased by 19.7% from fall 2007 (13,204 students) to fall 2008 (15,811 students); and

•
Increased by 15.1% from spring 2008 (12,410 students) to spring 2009 (14,288 students).  The spring 2009 term was the thirteenth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Total graduate coursetakers by session:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 14.2% from the July 2007 session (14,023 coursetakers) to the July 2008 session (16,017 coursetakers);

•	Increased by 12.2% from the September 2007 session (15,857 coursetakers) to the September 2008 session (17,799 coursetakers);

•	Increased by 13.7% from the November 2007 session (15,657 coursetakers) to the November 2008 session (17,803 coursetakers);

•	Increased by 12.1% from the January 2008 session (17,377 coursetakers) to the January 2009 session (19,475 coursetakers); and

•	Increased by 13.8% from the March 2008 session (17,005 coursetakers) to the March 2009 session (19,357 coursetakers).

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

Management believes the increased undergraduate student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education and career outcomes, improved marketing and recruiting efforts, continued strong demand for DeVry University’s online programs and a heightened focus on the retention of existing students.  Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have produced positive graduate enrollment results.  Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of educational materials.

Partly offsetting the increases in revenue from enrollment growth and higher tuition rates was a decline in average course load per student driven by the continued mix shift toward online enrollments and economic conditions.

Medical and Healthcare

Medical and Healthcare segment revenues increased 128.9% to $105.0 million in the third quarter and grew 103.9% to $256.3 million for the first nine months of fiscal year 2009 as compared to the year-ago periods.  U.S. Education, which was acquired on September 18, 2008, contributed $45.5 million and $93.5 million of revenue growth in the third quarter and first nine months of fiscal year 2009, respectively.  In addition, increases in student enrollments and tuition rates at both Ross University and the Chamberlain College of Nursing (“Chamberlain”) also contributed to segment revenue growth.  Key trends for Ross University, Chamberlain and U.S. Education are set forth below.

Ross University total enrollment by term:

•	Increased by 7.9% from May 2007 (3,767 students) to May 2008 (4,064 students);

•	Increased by 8.8% from September 2007 (3,876 students) to September 2008 (4,219 students); and

•	Increased by 7.8% from January 2008 (4,011 students) to January 2009 (4,323 students).

Ross University new student enrollment by term:

•	Increased by 15.6% from May 2007 (416 students) to May 2008 (481 students);

•	Increased by 6.3% from September 2007 (572 students) to September 2008 (608 students); and

•	Increased by 10.9% from January 2008 (551 students) to January 2009 (611 students).

Chamberlain College of Nursing total enrollment by term:

•	Increased by 99.0% from July 2007 (1,089 students) to July 2008 (2,167 students);

•	Increased by 116.0% from November 2007 (1,485 students) to November 2008 (3,207 students); and

•	Increased by 104.5% from March 2008 (1,820 students) to March 2009 (3,722 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 104.7% from July 2007 (364 students) to July 2008 (745 students);

•	Increased by 114.6% from November 2007 (635 students) to November 2008 (1,363 students); and

•
Increased by 72.9% from March 2008 (717 students) to March 2009 (1,240 students).  On April 23, 2009, DeVry issued a press release that reported new student enrollment growth at Chamberlain of 68.1% for the March 2009 term, but a section of students were mistakenly excluded from both the current and prior year term.

U.S. Education total enrollment by term:

•	Increased by 15.9% from July 2007 (7,792 students) to July 2008 (9,028 students);

•	Increased by 19.4% from November 2007 (8,534 students) to November 2008 (10,186 students); and

•	Increased by 21.8% from March 2008 (8,973 students) to March 2009 (10,928 students).

U.S. Education new student enrollment by term:

•	Increased by 16.7% from July 2007 (3,273 students) to July 2008 (3,821 students);

•	Increased by 17.6% from November 2007 (3,980 students) to November 2008 (4,681 students); and

•	Increased by 26.8% from March 2008 (3,408 students) to March 2009 (4,323 students).

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

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study.  Management believes the increasing enrollments at Ross University for the past several terms resulted from the solid reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, as well as steps taken to meet increasing student demand such as adding faculty, classrooms, and a new student center and gymnasium.

The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program and the opening of its Addison, Illinois, and Phoenix, Arizona, campuses in March 2008.  These locations are co-located with existing respective DeVry University campuses.

Professional and Training

Professional and Training segment revenues rose 0.3% to $22.5 million in the third quarter and increased 2.9% to $60.3 million for the first nine months of fiscal year 2009 as compared to the year-ago periods. The primary reasons for the increase were a tuition price increase of approximately 5% partially offset by a decline in enrollments in review courses and sales of CPA review courses on CD-ROM.  The revenue growth rate for the Professional and Training segment slowed during the first nine months of fiscal 2009 as compared to the year-ago period due to the economic downturn, particularly among the financial firms that the segment serves.  Management expects that the softness in revenue will persist at least through calendar 2009.

Revenue from Other Sources

Other Educational Revenue increased 21.5% to $31.3 million in the third quarter and grew 21.1% to $83.4 million for the first nine months of fiscal year 2009 as compared to the prior year periods.  As discussed above, the primary drivers for the increase in Other Educational Revenue were increased sales of DeVry University’s electronic course materials and the contribution to revenue growth as a result of the acquisition of U.S. Education.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 36.2% to $178.2 million during the third quarter and grew 29.1% to $484.9 million during the first nine months of fiscal year 2009 as compared to the year-ago periods.  U.S. Education, which was acquired by DeVry on September 18, 2008, accounted for more than half of the increase in Cost of Educational Services during both the third quarter and first nine months of fiscal 2009.  For both the third quarter and first nine months of fiscal 2009, cost increases were incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University Centers as compared to the prior year periods.  Also, higher costs were incurred to support increasing student enrollments and capacity expansion to drive future growth at Ross University.  During the third quarter of fiscal 2009, Ross University began teaching courses at its newly opened clinical training center in Freeport, Grand Bahama.  Also, cost increases were incurred for the operation of two additional campuses at Chamberlain which began offering programs in March 2008 and capacity expansion to drive future growth.  Expense attributed to stock-based awards included in Cost of Educational Services increased during the first nine months of fiscal year 2009 as a result of an increase in the fair value of the awards granted during the current year and an increase in the number of retirement eligible awards, which are fully expensed upon grant.

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services.  Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees.   Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships.   Recently, the hospital group closed two of its hospitals due to financial difficulties.  To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals.  During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract.  The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships.  As of March 31, 2009, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $9.0 million.  Though Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.5 million has been provided against the prepaid balance during the third quarter of fiscal year 2009.

As a percent of revenue, Cost of Educational Services increased to 45.5% in the third quarter of fiscal year 2009 from 45.0% during the prior year period.  For the first nine months of fiscal year 2009, Cost of Educational Services as a percent of revenue decreased to 45.5% from 46.1% in the year-ago period.  The decrease was the result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments.

Loss on Real Estate Transactions

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

In January 2009, DeVry entered into an agreement to buyout the lease for approximately 40 percent of the space DeVry University occupied at its Long Island City, New York, campus.  In connection with this transaction, DeVry recorded a pre-tax charge of approximately $4.0 million. The charge was composed of a $2.7 million cash outlay and a non-cash charge of $1.3 million related to the write-off of leasehold improvements, net of a deferred rent credit. After-tax, the charge was $2.5 million or $0.04 per share. This action favorably impacts pre-tax operating income by approximately $1.9 million per year going forward through the end of the lease, which expires in April 2014, and has a cash payback of less than two years.

These transactions were executed as a part of DeVry’s real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure that optimal mix of large campuses, small campuses and DeVry University centers meet the demand of each market it serves.  This process also improves capacity utilization and enhances economic value.  This strategy may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings through U.S. Education and Chamberlain College of Nursing at DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, including whether the facility is owned or leased and other market factors.

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 25.9% to $137.9 million during the third quarter and increased 29.9% to $395.2 million during the first nine months of fiscal year 2009 as compared to the year-ago periods.  U.S. Education, which was acquired by DeVry on September 18, 2008, accounted for nearly one-half and one-third, respectively, of the increases in Student Services and Administrative Expense during the third quarter and first nine months of fiscal 2009.  For both the third quarter and first nine months of fiscal 2009, the balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  In addition, cost increases were incurred in information technology and student services.  Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during the first nine months of fiscal 2009 as a result of an increase in the fair value of the awards granted during the current year and an increase in the number of retirement eligible awards, which are fully expensed upon grant.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased in both the third quarter and first nine months of fiscal year 2009 as compared to the year ago periods.  Increased amortization of finite-lived intangible assets resulting from the acquisitions of U.S. Education and Advanced Academics was partially offset by a decrease in amortization of finite-lived intangible assets related to Ross University and Chamberlain, as such assets are fully amortized.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

DeVry University

DeVry University segment operating income increased 44.3% to $39.5 million during the third quarter and rose 40.0% to $99.6 million during the first nine months of fiscal year 2009 as compared to the prior year periods.  The increase in operating income was the result of higher revenue and gross margins, which were partially offset by increased spending on advertising and recruiting as compared to the year-ago periods.  Third quarter of fiscal year 2009 results included a $4.0 million pre-tax charge related to the buy-out of a portion of a lease of the DeVry University campus in Long Island City, New York.  First quarter of fiscal year 2008 results included a $3.7 million pre-tax loss from sale leaseback transactions.  These losses were included in operating income of the DeVry University reportable segment.  Excluding the impact of the real estate transactions in the current and prior year, DeVry University operating income increased 58.8% and 38.3%, respectively, during the third quarter and first nine months of fiscal 2009 as compared to the year-ago periods.

Medical and Healthcare

Medical and Healthcare segment operating income increased 80.6% to $26.1 million during the third quarter and grew 64.9% to $68.1 million during the first nine months of fiscal year 2009 as compared to the prior year periods.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year periods as compared to the prior year periods even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain.  U.S. Education, which was acquired on September 18, 2008, also accounted for a significant portion of the operating profit growth for this segment.

Professional and Training

Professional and Training segment operating income declined 12.9% to $9.5 million during the third quarter and decreased 11.7% to $21.8 million during the first nine months of fiscal year 2009 as compared to the year-ago periods.  The decrease in operating income was the result of slowed revenue growth and increased investments in advertising and marketing related to expanding its business-to-business sales channel and costs associated with operating a new office in Hong Kong.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 72.5%, to $0.8 million during the third quarter and declined 43.0% to $4.6 million during the first nine months of fiscal year 2009 as compared to the prior year periods.  The decrease was attributable to lower interest rates earned during the current year periods despite an increase in invested balances as compared to the prior year periods.  The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of U.S. Education.

Interest expense increased $0.4 million to $0.5 million during the third quarter and increased $1.6 million to $2.0 million during the first nine months of fiscal year 2009 as compared to the year-ago periods.  The increase in interest expense was attributable to higher average borrowings during the current year periods.  DeVry borrowed approximately $166 million in September 2008 to finance the acquisition of U.S. Education.  As of March 31, 2009, total outstanding borrowings were $135.1 million.

During the third quarter of fiscal year 2009, DeVry recorded a net investment gain of $1.0 million.  This net gain was comprised of a $1.3 million gain from the settlement of a foreign exchange contract entered into in connection with DeVry’s signing of a definitive agreement to purchase a majority share in Fanor (as discussed in Note13 to the financial statements).  Partially offsetting this gain was a $0.3 million net loss associated with the changes in the valuation of DeVry’s auction rate security portfolio and related put option (as discussed in Note 2 to the financial statements).  DeVry will continue to assess the fair value of these two individual assets (auction rate securities and the right to put such securities back to the broker) and record changes each period until the rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   DeVry expects that future changes in the fair value of the rights will offset fair value movements in the related auction rate securities.

INCOME TAXES

Taxes on income were 30.3% of pretax income for the third quarter and 29.7% for the first nine months of fiscal year 2009, compared to 28.1% for third quarter and 27.4% for the first nine months of the prior year.  The higher effective income tax rate in the current year periods was attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the year-ago periods.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with the governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

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

In connection with the turmoil in the credit markets and economic downturn over the past twelve months, some lenders announced that they were exiting certain private loan programs for some schools.  Also, certain lenders have tightened underwriting criteria for private loans.  To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments.  DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including its DeVry University EDUCARD® program.

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

At March 31, 2009, total accounts receivable, net of related reserves, were $180.0 million, compared to $121.5 million at March 31, 2008. Approximately one-half of the increase was due to accounts receivable associated with the acquisition of U.S. Education.  The remainder of the increase was primarily attributable to the impact on receivables from revenue growth across all three business segments as compared to the year-ago period.

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

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University, Chamberlain, Apollo College and Western Career College. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year.  The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2008 and 2007, respectively.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At March 31, 2009, cash in the amount of $22.2 million was held in restricted bank accounts, compared to $23.1 million at March 31, 2008.  The decrease in the restricted cash balance is due to timing in the disbursement of such funds.

Cash from Operations

Cash generated from operations in the first nine months of fiscal year 2009 was $287.9 million, compared to $205.3 million in the prior year period.  Cash flow from operations increased due to higher net income.  Greater cash flow was also a result of an increase in deferred tuition revenue and advanced tuition payments of $52.8 million driven by increased student enrollments and timing in the receipt of student payments prior to the start of the term.  In addition, cash flow from operations increased as a result of a $16.9 million greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  These increases in operating cash flow were partially offset by an increase in accounts receivable of $32.3 million as a result of revenue growth across all three business segments as compared to the year-ago period.  Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

During the first nine months of fiscal year 2009, DeVry’s investments in municipal auction rate securities continued to remain illiquid. The auction-rate securities are triple-A rated, long-term debt obligations with contractual maturities ranging from 18 to 33 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past year, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

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

During the second quarter of fiscal year 2009, DeVry agreed to accept Auction Rate Security Rights (the Rights) from UBS (its broker for the Auction Rate Securities).  The Rights permit DeVry to sell, or put, its auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. DeVry expects to exercise its Rights and put the auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights, unless auctions resume; a buyer is found outside of the auction process; or the issuers establish a different form of financing to replace the securities.

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, we had recognized the unrealized loss previously as a temporary impairment in other comprehensive income in stockholders’ equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry elected to classify the Rights and reclassify our investments in auction rate securities as trading securities, as defined by FAS No. 115, on the date of our acceptance of the Rights. For the first nine months of fiscal year 2009, DeVry has recorded a $2.0 million unrealized net loss related to these investments.  The unrealized net loss is comprised of an other-than-temporary impairment of approximately $7.5 million on DeVry’s auction rate securities.  The impairment was measured as the difference between the par value and market value of the auction rate securities as of March 31, 2009.   The impairment was partially offset by the fair market value of the Rights of approximately $5.5 million at March 31, 2009.  DeVry will be permitted to put the auction rate securities back to UBS at par value, and DeVry has elected to account for the Rights as a separate asset that will be measured at its fair value.  DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will approximate fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We will continue to classify the auction rate securities as long-term investments until June 30, 2009, one year prior to the expected settlement.

Since management uses significant unobservable inputs in measuring the fair value of these auction rate securities and the related Rights, these investments are classified as Level 3 assets under the hierarchy established in SFAS No. 157, Fair Value Measurements (SFAS No. 157). Both are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use.  Significant unobservable inputs include collateralization of the respective underlying security; credit worthiness of the issuer and duration for holding the security.  With a March 31, 2009 balance of $57.5 million, the fair value of these Level 3 assets represented approximately 27% of all assets measured at fair value under SFAS No, 157 as the end of the third quarter.

While the recent auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $296.7 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $71 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of March 31, 2009, DeVry has borrowed through its broker, UBS, $45.1 million using the auction rate securities portfolio as collateral.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet their obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Cash from Investing Activities

Capital expenditures in the first nine months of fiscal year 2009 were $50.7 million compared to $37.4 million in the prior year period.  Prior year capital expenditures include the purchase and an immediate sale lease back of a facility in Alpharetta, Georgia, for $11.2 million.  Excluding the Alpharetta sale leaseback from the year-ago period capital spending, current year capital expenditures increased $24.5 million.  Current year period capital expenditure activity included facility expansion at the Ross University medical and veterinary schools and spending for the new Jacksonville, Florida, campus opening and current capacity expansion at Chamberlain College of Nursing.  In addition, capital expenditures were made for new location openings at U.S. Education and spending to support the continued growth of DeVry’s online operations and spending on information systems.

During the second quarter of fiscal year 2009, Ross University opened a new clinical center in Freeport, Grand Bahama, and Ross began teaching courses at that center in January 2009.  The students are being housed and taught in temporary space in Grand Bahama with Ross’ new 60,000 – 80,000 square foot campus targeted to open in 2012.  Depending on the pace of development, capital expenditures related to opening the branch campus, including land, buildings and equipment, are expected to be in the range of $35 - $60 million over the next five years.

For the remainder of fiscal 2009, management expects the pace of capital expenditures to increase in order to support future growth including Ross’ expansion into Grand Bahama and facility improvements and new locations for DeVry University, Chamberlain College of Nursing, and U.S. Education.  Management anticipates full year fiscal 2009 capital spending in the $70 million range.

During the first nine months of fiscal 2009, cash outflows relating to the purchase of businesses, net of cash acquired, was $287.5 million.  On September 18, 2008, DeVry completed its acquisition of U.S. Education, the parent organization of Apollo College and Western Career College.  Apollo College and Western Career College operate 17 campus locations in the western United States and prepare students for careers in the high-growth healthcare sector through certificate and associate degree programs.  DeVry financed the acquisition utilizing approximately $136 million of internal cash resources, $120 million of debt from its existing credit facilities and approximately $46 million of debt secured by its auction rate securities.

On April 1, 2009, DeVry acquired an 82.3% majority stake in Fanor, including real estate and a reduction of Fanor’s debt, for $40.4 million.  DeVry utilized internal offshore cash balances for this acquisition.  Fanor is a leading provider of private postsecondary education in northeastern Brazil.   Founded in 2001 and based in Fortaleza, Ceará, Brazil, Fanor is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1. These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 10,000 students through undergraduate and graduate programs focused in business management, law and engineering.

Cash Used in Financing Activities

During the first nine months of fiscal year 2009, DeVry borrowed $46.3 million from UBS under a short-term uncommitted line of credit which is collateralized by DeVry’s auction rate securities portfolio, as discussed above.  DeVry has repaid $1.2 million of such borrowings.  In addition, DeVry had cumulative borrowings of $230 million and cumulative repayments of $140 million under its existing revolving line of credit during the first nine months of fiscal 2009.  DeVry incurred these borrowings to finance the acquisition of U.S. Education.

On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  During the first nine months of fiscal year 2009, DeVry repurchased 304,783 shares of its stock under this program for approximately $15.7 million.  The total remaining authorization under the repurchase program was $34.3 million. The timing and amount of any future repurchases will be determined by company management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during the first nine months of the current fiscal year were $10.0 million.  DeVry’s Board of Directors declared a dividend on November 13, 2008 of $0.08 per share to common stockholders of record as of December 12, 2008.  The total dividend of $5.7 million was paid on January 9, 2009.

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

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At March 31, 2009, DeVry had $90 million of outstanding borrowings under its revolving credit agreement, and there were no required payments under this borrowing agreement prior to its maturity.  DeVry’s letters of credit outstanding under the revolving credit facility were approximately $13.7 million as of March 31, 2009, which includes a letter of credit in the amount of $10.9 million issued for U.S. Education.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry has not entered into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the third quarter of fiscal year 2009 other than those associated with the acquisition of a majority interest in Fanor (see Note 13).  DeVry had no open derivative positions at March 31, 2009.

Included in DeVry’s consolidated cash balances at March 31, 2009 was approximately $155 million attributable to Ross University international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for domestic general corporate purposes on a long-term basis.

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

SFAS 160

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB number 51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary.  These minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. For DeVry, SFAS 160 is effective beginning in fiscal year 2010. The provisions of this statement will be relevant to DeVry’s consolidation and reporting of Fanor which was acquired on April 1, 2009 (see “Note 13 – Subsequent Event”); however, DeVry does not expect that the adoption of SFAS 160 will have a material impact on its consolidated financial statements.

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. For DeVry, SFAS 161 was effective beginning in the third quarter of fiscal year 2009.  The adoption of SFAS 161 did not have a material impact on DeVry’s consolidated financial statements as DeVry does not currently maintain significant derivative instruments or engage in hedging activities.

FSP SFAS 157-4

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4).  FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  FSP No. 157-4 will be effective for DeVry as of June 30, 2009.  DeVry is currently assessing the impact of the FSP on its SFAS No. 157 calculations and disclosures.

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

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon DeVry’s total borrowings of $135.1 million at March 31, 2009, a 100 basis point increase in short-term interest rates would result in approximately $1.4 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Evaluations required by Rule 13a — 15 of the Securities Exchange Act of 1934 of the effectiveness of DeVry’s disclosure controls and procedures as of the end of the period covered by this Report have been carried out under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Management’s assessment has excluded U.S. Education, which was acquired by DeVry on September 18, 2008.  U.S. Education’s total assets and total net revenues represented approximately 42% and 9%, respectively, of consolidated total assets and consolidated total net revenues of DeVry as of and for the nine-month period ended March 31, 2009.  This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from management’s scope in the year of acquisition.  Based upon these evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that DeVry’s disclosure controls and procedures were effective as required, and have attested to this in Exhibit 31 of this Report.

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

There were no other changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2009 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered  judgment dismissing all of  plaintiffs ’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  Plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit on January 8, 2008, which remains pending.

In May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, requested that DeVry voluntarily furnish documents and other information regarding its policies and practices with respect to recruiter compensation and performance evaluation.  The stated purpose of the request was made to examine whether DeVry may have submitted or caused the submission of false claims or false statements to the U.S. Department of Education in violation of the False Claims Act ("FCA").  After providing the government its full cooperation, DeVry was advised by the U.S. Attorney for the Northern District of Illinois, on October 16, 2008, that the government had concluded its inquiry and had declined to intervene in an underlying qui tam action that had precipitated the government's inquiry.  The case, which was unsealed as a result of the government’s action, was originally filed in September 2007 by a former DeVry employee, Jennifer S. Shultz.  The action, which was filed in the United States District Court for the Northern District of Illinois, Eastern Division, related to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act ("HEA") and the Department Of Education ("DOE") regulations prohibiting an institution participating in Title IV Programs from providing any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments to any person or entity engaged in any student recruitment or admissions activity.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  A first amended complaint in the Shultz matter was unsealed by a court order dated December 31, 2008.  On January 26, 2009, DeVry filed a motion to dismiss the case entirely.  On March 4, 2009, the District Court granted DeVry’s motion to dismiss, entering judgment and dismissing the action with prejudice.  On March 16, 2009, Shultz appealed the District Court’s decision to the Seventh Circuit Court of Appeals.  On April 14, 2009, the Seventh Circuit suspended the appellate briefing schedule to facilitate the parties’ participation in a mandatory, court-sponsored mediation process.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report and the risk factor described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered.  The risks described below and in DeVry’s Form 10-K are not the only risks facing the company.  Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Proposed changes in U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

During May 2009, the U.S. Treasury Department announced that it will seek legislative changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies.   DeVry’s effective income tax rate reflects benefits derived from operations outside the United States.  Earnings of Ross University’s international operations are not subject to foreign or U.S. federal income taxes as described in Note 9, Income Taxes, to the financial statements.  If such federal tax laws were changed and some of Ross University’s international earnings were subject to federal income tax, or if certain of DeVry’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 2009	43,391	$55.05	43,391	$42,253,317
February 2009	43,892	$54.82	43,892	39,847,110
March 2009	119,400	$46.50	119,400	34,295,187
Total	206,683	$50.06	206,683	$34,295,187

1On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  The total remaining authorization under the repurchase program was $34,295,187 as of March 31, 2009.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased[2]	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2009	--	$--	N/A	N/A
February 2009	283	$57.66	N/A	N/A
March 2009	--	$--	N/A	N/A
Total	283	$57.66	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

ITEM 6 — EXHIBITS

Exhibit 3.1	Amended and Restated By-Laws of DeVry Inc., as amended as of February 11, 2009 (incorporated by reference to DeVry’s Current Report on Form 8-K, dated February 11, 2009).

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: May 7, 2009	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: May 7, 2009	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer