Form 10-K
period 2009-06-30
DEVRY INC
filed 2009-08-26
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
December 31, 2008 - $4,042,601,161

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
August 17, 2009 — 71,164,789 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 11, 2009, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.

ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2009

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

ITEM 1.   DESCRIPTION OF BUSINESS

OVERVIEW OF DEVRY INC.

DeVry Inc. (“DeVry”) is incorporated under the laws of the State of Delaware. DeVry’s executive offices are located at One Tower Lane, Suite 1000, Oakbrook Terrace, Illinois, 60181, and the telephone number is (630) 571-7700.  “DeVry” refers to DeVry Inc. alone or with its wholly owned subsidiaries, as the context requires. When this Report uses the words “we” or “our,” it refers to DeVry and its subsidiaries unless the context otherwise requires.

DeVry, through its wholly-owned subsidiaries, owns and operates DeVry University, Ross University, Chamberlain College of Nursing, U.S. Education, Becker Professional Education and Advanced Academics.  In addition, DeVry owns an 82.3 percent majority stake in Fanor.

DeVry University, founded by Dr. Herman DeVry in 1931, offers associate, bachelor’s and master’s degree programs in technology; healthcare technology; business and management. DeVry University is one of the largest private, degree-granting, regionally accredited, higher education systems in North America. Undergraduate and graduate degree programs are offered in the United States, Canada and online.  Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management, which was founded in 1973 by Dennis J. Keller and Ronald L. Taylor.  DeVry University comprises DeVry’s Business, Technology and Management segment.

Ross University, which was founded in 1978, is one of the world’s largest providers of medical and veterinary medical education. Ross University comprises Ross University School of Medicine, located in the Caribbean country of Dominica with a clinical center in Freeport, Grand Bahama, and Ross University School of Veterinary Medicine, located in St. Kitts. DeVry acquired Ross University in May 2003.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry in March 2005.  Chamberlain offers several nursing degree and degree completion programs at its five campuses in the United States and online.

U.S. Education, the parent organization of Apollo College and Western Career College, was founded in 1998 and acquired by DeVry in September 2008.  Apollo College and Western Career College prepare students for careers in healthcare through certificate, associate and bachelor’s degree programs. The addition of U.S. Education has further diversified DeVry’s curricula.  With Ross University and Chamberlain, U.S. Education makes up DeVry’s Medical and Healthcare segment.

Becker Professional Education, founded in 1957 as the Becker CPA review and acquired by DeVry in 1996, prepares candidates for the Certified Public Accountant (“CPA”) examination, Chartered Financial Analyst (“CFA”) professional certification examinations, and the Project Management Professional (“PMP”) certification examination.  It also offers continuing professional education programs and seminars in accounting and finance. Classes are taught in nearly 300 locations, including sites in 40 foreign countries and DeVry University teaching sites.  Becker Professional Education comprises DeVry’s Professional Education segment.

Advanced Academics, founded in 2000, provides online secondary education to school districts throughout the United States. DeVry acquired Advanced Academics in October 2007.  The addition of Advanced Academics has further diversified DeVry’s curricula.

Fanor, founded in 2001 and based in Fortaleza, Ceará, Brazil, is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, Faculdade FTE, and Faculdade ÁREA1. These institutions operate five campus locations in the cities of Salvador and Fortaleza, and offer undergraduate and graduate programs focused in business management, law and engineering.  With Advanced Academics, Fanor comprises DeVry’s Other Educational Services segment.

Student enrollments in DeVry’s degree granting programs, including DeVry University, Ross University and Chamberlain College of Nursing, follow.  Student enrollments in U.S. Education’s degree and certificate granting programs are included beginning with fall 2008.

Percent of Enrollments by Degree				Percent of Enrollments by Program
	Fall 2006	Fall 2007	Fall 2008		Fall 2006	Fall 2007	Fall 2008
Doctoral	6.5%	6.8%	5.1%	Technology	32.5%	30.8%	26.1%
Master’s	21.3%	21.3%	17.2%	Business	57.6%	57.1%	46.7%
Bachelor’s	61.7%	61.4%	52.0%	Medical and Health	9.9%	12.1%	27.2%
Associate	10.5%	10.5%	14.6%
Certificate	--	--	11.1%

Financial and descriptive information about DeVry’s operating segments is presented in Note 15, “Segment Information,” to the Consolidated Financial Statements.  During the fourth quarter of fiscal year 2009 and in connection with the acquisition of Fanor, DeVry realigned its operating segments and included a new segment.  The four segments are as follows:
•	Business, Technology and Management: previously named DeVry University segment and comprised of DeVry University and Advanced Academics. This segment is now comprised solely of DeVry University.
•	Medical and Healthcare: comprised of Ross University, Chamberlain College of Nursing and U.S. Education
•	Professional Education: comprised of Becker Professional Education
•	Other Educational Services: newly formed segment comprised of Advanced Academics and Fanor

Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years then ended.

DEVRY UNIVERSITY

The mission of DeVry University is to foster student learning through high-quality, career-oriented education integrating technology, science, business and the arts.  The university delivers practitioner-oriented undergraduate and graduate programs onsite and online to meet the needs of a diverse and geographically dispersed student population.

Curriculum

In January 2009, DeVry University launched a new academic structure which organized its various disciplines into five specific colleges.
•	The College of Business & Management, which includes Keller Graduate School of Management
•	The College of Engineering & Information Sciences
•	The College of Liberal Arts & Sciences
•	The College of Media Arts & Technology
•	The College of Health Sciences

The structure provides flexibility for future curricula and adopts an organization that is more familiar to students.  Degree programs are offered in the following areas.  Unless otherwise noted, all degree programs are also available online.

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology
Graduate Programs	Associate Degree Programs	Associate Degree Program
Educational Technology, Master’s	Electroneurodiagnostic Technology*	Web Graphic Design
Degree**	Health Information Technology	Bachelor’s Degree Programs
Educational Management, Graduate	Bachelor’s Degree Program	Multimedia Design and Development
Certificate	Clinical Laboratory Science*	with emphasis in:
Graphic and Multimedia Design
Graphics and Multimedia Management
Web Design and Development
Web Game Programming

College of Business and Management	Keller Graduate School of Management (included within The College of Business and Management)	College of Engineering & Information Sciences
Associate Degree Program	Master’s Degree Programs	Associate Degree Programs
Accounting	Business Administration (MBA)	Electronics and Computer Technology
Bachelor’s Degree Programs	with concentrations in:	Network Systems Administration
Business Administration with emphasis in:	Accounting	Bachelor’s Degree Programs
Accounting	E-Commerce Management	Biomedical Engineering Technology*
Business Information Systems	Finance	Computer Engineering Technology
Finance	General Management	Computer Information Systems with
Health Services Management	Health Services	emphasis in:
Hospitality Management	Hospitality Management	Business/Management
Human Resource Management	Human Resources	Computer Forensics
Operations Management	Information Security	Database Management
Project Management	Information Systems	Enterprise Computing
Sales and Marketing	Management	Flex Option
Security Management	International Business	Health Information Systems
Small Business Management	Marketing	Information Systems Security
and Entrepreneurship	Network and Communications	Systems Analysis and Integration
Technical Communication	Management	Web Development and
Technical Management with emphasis in:	Project Management	Administration
Criminal Justice	Public Security	Web Game Programming
Health Information Management	Security Management	Electronics Engineering Technology
	Accounting & Financial	Game and Simulation Programming
	Management	Network and Communications
	Human Resource Management	Management
	Project Management	Master’s Programs
	Public Administration	Electrical Engineering**
	Information systems Management	Master of Information Systems
	(Included within the College of	Management
	Engineering & Information Sciences)	Master of Network and Communications
	Network and Communications Management (Included within the College of Engineering and Information Sciences)	Management
Graduate Certificates
Accounting
Business Administration
Educational Management
E-Commerce Management
Entrepreneurship

*Not available online
**Only available online

Students access these degree and certificate programs through a North American system of 94 locations as well as through DeVry University’s online delivery platform.

DeVry University reviews and revises its curricula on a regular basis for relevance to both students and employers.  In addition, new programs and degrees are regularly evaluated to improve DeVry University’s educational offerings and respond to competitive changes in the employment market.

Some of the more significant developments over the past two years are summarized below.

•
In 2008, DeVry launched the Keller Center for Corporate Learning (“KCCL”) to provide education and training solutions to companies to help meet their organizational needs and the goals of their individual employees.  KCCL offers programs through DeVry University, its Keller Graduate School of Management and Becker Professional Education.

•
In July 2008, DeVry University began offering its suite of engineering and electronics programs online.  Programs include an associate degree program in electronics and computer technology and two bachelor’s degree programs in electronics engineering technology and computer engineering technology.

•
In March 2009, DeVry University launched three new undergraduate tracks in Computer Information Systems – Health Information Sciences, Web Game Programming and Enterprise Computing.  Enterprise Computing was launched jointly by IBM and DeVry University as a member of the IBM Academic Initiative program.  The IBM Academic Initiative is part of IBM’s commitment to work with leading universities to grow opportunities for enterprise systems developers and programmers.

•
In response to rising career opportunities for multimedia artists, designers and animators, in July 2009 DeVry University began offering a bachelor’s of science degree in Multimedia Design & Development within its College of Media Arts & Technology.  The new degree program will prepare students for careers in the areas of multimedia design, web game development, interactive web site development and multimedia management.

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

Keller Graduate School of Management emphasizes excellence in teaching, student mastery of practical management skills, and service to working adults.  The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers.  Keller offers classes in the evening, on weekends and online, which enables students to complete their degrees using whatever combination of online and onsite coursework suits their needs.  To broaden the scope and appeal of its master’s degree programs, Keller has developed concentrations and graduate certificates.   Most faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality, and international matters are woven throughout the curricula.

Keller’s Master of Accounting and Financial Management program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Fraud Examiner, or Chartered Financial Analyst. The Certified Public Accountant and Chartered Financial Analyst concentrations were developed in conjunction with Becker Professional Education.  Keller’s Master of Project Management program abides by the operational and educational criteria set forth by the Project Management Institute (“PMI”) and earned the highest level of accreditation and the elite designation of Global Accreditation Center (GAC) in January 2009. Coursework within Keller’s Master of Human Resource Management program is in alignment with the HR Curriculum Guidelines and Templates established by the Society for Human Resource Management. The Master of Public Administration program offers students a choice of three tracks: government management, nonprofit management, and health management.

Academic Calendar

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of three academic periods of 16 weeks each, comprising two eight-week sessions.

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

DeVry University offers nearly all of its undergraduate and graduate degree programs online.  All of the Keller master’s degree programs are offered online.

In addition to our online degree programs, many undergraduate and graduate courses are taught using an integrated learning system, or “blended learning model,” that incorporates both onsite and instructor-guided online activities.

Enrollment Trends

Total undergraduate enrollment in summer 2009 reached a record high of 55,979 students, an increase of 21.9% compared to 45,907 in the previous summer. There were 17,991 coursetakers for the summer 2009 term in DeVry University’s graduate programs, including its Keller Graduate School of Management, representing an increase of 12.3% over the prior year. Coursetaker enrollment in DeVry University online program offerings in summer 2009 was 56,321, an increase of 26.6% over the prior year.  The term coursetaker refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

The following table provides historical enrollment data for DeVry University’s undergraduate operation, including both onsite and online students.
	Undergraduate New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2010	19,057			14.8%
2009	16,595	15,811	14,288	19.3%	19.7%	15.1%
2008	13,906	13,204	12,410	9.7%	10.7%	12.1%
2007	12,671	11,930	11,075	12.2%	11.9%	6.9%
2006	11,293	10,663	10,359	7.3%	6.4%	16.4%

	Undergraduate Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2010	55,979			21.9%
2009	45,907	52,146	53,259	12.6%	16.9%	18.8%
2008	40,774	44,594	44,814	9.8%	10.3%	10.3%
2007	37,132	40,434	40,637	2.5%	4.9%	5.5%
2006	36,220	38,546	38,523	(4.8)%	(2.3)%	1.2%

The following table provides historical coursetaker enrollment for DeVry University’s graduate operation including its Keller Graduate School of Management.

	Graduate Coursetakers
Fiscal Year	July	September	November	January	March	May
2010	17,991
2009	16,017	17,799	17,803	19,475	19,357	18,822
2008	14,023	15,857	15,657	17,377	17,005	16,537
2007	12,617	14,069	13,920	15,278	14,756	14,290
2006	11,434	12,732	12,777	13,776	14,029	13,148

	% Change Over Prior Yr
	July	September	November	January	March	May
2010	12.3%
2009	14.2%	12.2%	13.7%	12.1%	13.8%	13.8%
2008	11.1%	12.7%	12.5%	13.7%	15.2%	15.7%
2007	10.3%	10.5%	8.9%	10.9%	5.2%	8.7%
2006	11.3%	5.0%	3.3%	9.4%	12.3%	8.5%

The following table provides historical enrollment for DeVry University’s undergraduate and graduate online coursetakers.

	Online Coursetakers*
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2010	56,321			26.6%
2009	44,503	51,628	55,745	23.6%	25.5%	27.0%
2008	36,001	41,128	43,889	26.0%	27.1%	25.0%
2007	28,580	32,369	35,111	35.7%	32.9%	22.5%
2006	21,068	24,357	28,912	67.3%	50.0%	46.3%
____________

*	Online coursetakers are included in the new and total undergraduate and graduate student counts.

Population trends

The total postsecondary student population can be thought of as two categories of students: career-launchers, who are primarily traditional college-age students; and career-enhancers, who are primarily working adults.

According to the U.S. Department of Education, between 1997 and 2007, the latest period for which data are available, enrollment in degree granting institutions increased by 26%, from 14.5 million to 18.2 million.  Much of the enrollment growth was in full-time enrollment; the number of full-time students rose 34%, while the number of part-time students grew 15%.  Enrollment increases may be affected both by population growth and by rising rates of individuals inspired to attend college.  Between 1997 and 2007, the number of 18- to 24-year olds increased from 25.5 million to 29.5 million, and the percentage of 18- to 24-year olds enrolled in college rose from 37% in 1997 to 39% in 2007.

The number of young students has been growing more rapidly than the number of older students, but this pattern is expected to change.  The U.S. Department of Education estimates that between 1995 and 2006 enrollment of students under age 25 increased by 33%.  Enrollment of persons 25 and older rose by 13% during the same period.  From 2006 to 2017, the National Center for Education Statistics (“NCES”) projects a rise of 10% in enrollments of persons under 25, and a rise of 19% in enrollments of persons 25 and older.  Many external forces have combined to inspire older students to attend college today: the development of the knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and a growing recognition of the importance of lifelong learning.

The NCES estimates that in 2007 approximately 37.6% of all college students were at least 25 years old.  DeVry believes that more than half of our undergraduate students are at least 25 years old.  More significantly, at DeVry University online and DeVry University centers, which are designed for the adult student and have been the fastest growing portion of our operations, nearly 80% of DeVry University’s students are age 25 or older. Projections indicate that the percentage of this age group attending college will remain constant at approximately 40% until 2014. The Bureau of Labor Statistics projects that through 2010, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow nearly twice as fast as those not requiring such education.

Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Census Bureau, in 2007, the average income of U.S. employees with a bachelor’s degree was approximately $47,240 which was nearly 67% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.

DeVry University’s student body is increasingly diverse and many come from lower income families, or are first in their family to attend college. Some DeVry University campuses rank near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined. In particular, DeVry University continues to be ranked among the top producers in the country of minority graduates earning bachelor’s degrees in the fields of computer and information sciences (CIS), and business, marketing and management by Diverse Issues in Higher Education (June 2009).

Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2006	Fall 2007	Fall 2008
Undergraduate	76.9%	76.6%	77.2%
Graduate	23.1%	23.4%	22.8%

Age	Fall 2006	Fall 2007	Fall 2008
24 and Under	35.1%	33.3%	31.1%
25-39	50.1%	51.3%	52.4%
40 and Over	14.7%	15.3%	16.4%
Unknown	0.1%	0.1%	0.1%

Gender	Fall 2006	Fall 2007	Fall 2008
Male	58.4%	56.3%	54.7%
Female	41.6%	43.7%	45.3%

Ethnicity	Fall 2006	Fall 2007	Fall 2008
White, non-Hispanic	43.4%	42.9%	44.5%
Black, non-Hispanic	29.1%	29.1%	30.7%
Hispanic	13.3%	13.2%	13.5%
Asian/Pacific Islander	6.9%	6.6%	6.6%
American Indian/Alaska Native	0.7%	0.8%	0.8%
Non-resident/Alien	2.4%	1.7%	1.5%
Unknown	4.2%	5.7%	2.4%

MEDICAL AND HEALTHCARE

Ross University

Ross University operates two schools: Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree, and Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree. Together, the two Ross schools had 4,448 students enrolled in the May 2009 semester. Over 7,000 graduates have received Ross M.D. degrees since 1978; these individuals are practicing in all 50 states. More than 2,300 graduates have received Ross D.V.M. degrees.

Ross medical students complete a four-semester (approximately 16 months) basic science and pre-clinical curriculum in modern classrooms and laboratories at a campus located in Dominica and at a newly opened clinical facility in Freeport, Grand Bahama.  The four semesters are followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at the Dominica campus, the Ross clinical location in Miami or at an affiliated hospital facility in Saginaw, Michigan. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they can complete the remainder of the 10-semester program by participating in clinical rotations under Ross University direction, and conducted at nearly 70 affiliated teaching hospitals in the United States.

In January 2009, Ross University School of Medicine began teaching courses at its newly opened clinical center in Freeport, Grand Bahama.    The Ross Dominica campus continues to maintain its position as the medical school’s primary campus. All students in the medical school currently begin their training in Dominica, with a portion of third and fourth semester students taking clinical classes in Freeport.  The Ross University Freeport clinical center, located 52 miles from Fort Lauderdale, will grow to accommodate the future expansion needs of Ross University’s medical program, as well as potentially adding other degree programs. The Freeport clinical center currently has 21 faculty members and will add more as enrollment increases.  Depending upon the pace of development, capital expenditures related to opening the branch campus, including land, buildings and equipment, are expected to be in the range of $35-$60 million over the next several years.

Ross’ educational program is highly similar to the educational programs typically offered at U.S. medical schools.  However, Ross’ program consists of three academic semesters per year — beginning in May, September, and January — which allows the students to complete their basic science and clinical curriculum in less time than they would at a U.S. medical school. The program prepares students for general medical practice and provides the foundation for postgraduate specialty training primarily in the United States.

Ross veterinary students complete a seven-semester pre-clinical curriculum in a large modern facility in St. Kitts. This program is structured to provide a veterinary education that is comparable to traditional educational programs at U.S. veterinary schools.  After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction at one of 21 affiliated U.S. Colleges of Veterinary Medicine.  At both the Medical and Veterinary schools, there is an academic trend that is introducing students to clinical experiences and clinical skills earlier in their respective curriculums.

The following table provides historical enrollment data for Ross University, including both medical and veterinary school students.

	Ross University New Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	September	January	May	September	January	May
2009	608	611	562	6.3%	10.9%	16.8%
2008	572	551	481	(8.9)%	11.1%	15.6%
2007	628	496	416	9.2%	28.2%	(5.2)%
2006	575	387	439	40.6%	67.5%	63.8%

	Ross University Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2009	4,219	4,323	4,448	8.8%	7.8%	9.4%
2008	3,876	4,011	4,064	4.1%	7.0%	7.9%
2007	3,724	3,747	3,767	15.4%	14.8%	9.9%
2006	3,227	3,264	3,428	(3.8)%	4.5%	13.2%

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

Chamberlain College of Nursing

DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing more than a century ago, Chamberlain offers programs in nursing education leading to one of three degrees: Associate of Science in Nursing (“ASN”), Bachelor of Science in Nursing (“BSN”), or Master of Science in Nursing (offered only online). Students enroll at campuses in St. Louis, Missouri; Columbus, Ohio; Phoenix, Arizona; Addison, Illinois; Jacksonville, Florida; and/or online.    Chamberlain had 4,302 students enrolled in the July 2009 semester.

Chamberlain’s BSN program is a traditional on-campus baccalaureate program.  The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four year BSN programs where students take the summer off.  Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s “fast track” RN to BSN completion program in as little as three semesters.  The ASN program is a six-semester year round program offered onsite or online only from the Columbus, Ohio location.  In addition, Licensed Practical Nurses (“LPNs”) receive up to 10 hours of credit for their previous work and can complete an ASN degree through either the onsite or online programs in Ohio.  General education courses are taught through DeVry University.

Chamberlain’s degree programs provide nursing skill training and general education. Pre-licensure students complete clinical training at hospitals or other healthcare facilities. Chamberlain has developed numerous partnerships with hospitals for this purpose.

The online master’s degree program offers two specialty tracks: nurse education and nurse executive. The program is 72 credit hours and is designed to take approximately two years of part-time study.  Management courses are taught through Keller Graduate School of Management.

The following table provides historical enrollment data for Chamberlain, including both onsite and online students.

	Chamberlain College of Nursing New Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	July	November	March	July	November	March
2010	1,558			51.9%
2009	1,026	1,363	1,240	181.9%	114.6%	72.9%
2008	364	635	717	N/M	N/M	N/M

	Chamberlain College of Nursing Total Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	July	November	March	July	November	March
2010	4,302			77.8%
2009	2,419	3,207	3,722	122.1%	116.0%	104.5%
2008	1,089	1,485	1,820	N/M	N/M	N/M

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

U.S. Education

DeVry acquired U.S. Education Corporation (“U.S. Education”) in September 2008.  U.S. Education is the parent organization of Apollo College and Western Career College and is headquartered in Mission Viejo, California.  Apollo College and Western Career College prepare students for careers in healthcare through certificate and associate degree programs.  The two colleges operate 18 campus locations in the western United States and currently serve more than 10,000 students.

Apollo College and Western Career College currently offer career specific certificate or associate degree programs through campus based courses in the following areas:

Medical	Dental
Biotechnology(W)	Dental Assisting
Diagnostic Medical Sonography(A)	Dental Hygiene
Health Care Administration(W)	Health & Fitness/Massage
Heath Information Technology(W)	Fitness Training(A)
Massage Therapy(W)	Massage Therapy(A)
Medical Administrative Assisting(A)	Physical Therapy Technician(A)
Medical Assisting	Veterinary
Medical Billing(W)	Veterinary Assisting(A)
Medical Billing and Coding(A)	Veterinary Tech(W)
Medical Laboratory Technician(A)	Pharmacy
Medical Office Management(A)	Pharmacy Technician(A)
Medical Radiography(A)	Pharmacy Technology(W)
Respiratory Care(A)	Criminal Justice
Respiratory Therapy(W)	Criminal Justice(W)
Surgical Technology(W)	Graphics
Ultrasound Technology(W)	Graphics Communications(W)
Nursing	Design Drafting(W)
Practical Nursing(A)
Registered Nursing
Vocational Nursing(W)

(A)Offered only at Apollo College
(W)Offered only at Western Career College

In July 2009, Apollo College began offering its first online bachelor’s degree completion programs in both medical imaging and respiratory care.  Apollo is utilizing the DeVry Online Services technology platform, further leveraging DeVry’s high quality resources such as faculty recruiting, curriculum development and student services.

The following table provides historical enrollment data for U.S. Education students.

	U.S. Education New Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	July	November	March	July	November	March
2010	4,411			15.4%
2009	3,821	4,681	4,323	16.7%	17.6%	26.8%
2008	3,273	3,980	3,408	N/M	N/M	N/M

	U.S. Education Total Students
	Enrollment			% Change Over Prior Yr
Fiscal Year	July	November	March	July	November	March
2010	10,644			17.9%
2009	9,028	10,186	10,928	15.9%	19.4%	21.8%
2008	7,792	8,534	8,973	N/M	N/M	N/M

PROFESSIONAL EDUCATION

Becker Professional Education is a global leader in professional education and training, serving the accounting, finance and project management professions.  In late July 2009, the organization adopted a master brand strategy and unified all products and services under one brand, Becker Professional Education.  This change leverages the strength of the Becker brand, emphasizes its portfolio of products and services, and reflects the commitment to career long learning.  The Stalla Review for the CFA® Exams brand will migrate to Becker Professional Education over the next couple of years.

Becker Professional Education’s primary product lines are review courses preparing students to take the Certified Public Accountant, Chartered Financial Analyst and Project Management Professional certification examinations as well as continuing professional education and training programs. Through its CPA and CFA review courses, Becker served more than 50,000 students in fiscal year 2009.  Becker CPA Review is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years.  For 2008, nine of the top 10 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker.  For 2007, all 10 of the Elijah Watt Sells Award winners prepared with Becker.

In 2001, DeVry acquired Stalla Seminars, a leading provider of CFA review courses and materials.  With more than three decades of experience helping candidates prepare for their CFA exams, Stalla Review for the CFA® Exams offers live, online and self study CFA review programs in the United States and in major financial centers around the world.  Stalla has become a leader in course-centric, comprehensive CFA exam preparation with more live class locations than any other provider.  Through its classes, resources and expanding partnerships with firms, local CFA societies, universities, and other global affiliates, Stalla serves thousands of candidates every year worldwide.
To better meet the demands of today’s busy professionals, Becker’s classes are offered in three flexible formats: live, self-study and online. The self-study and online products are interactive, and offer the same instructor-led lectures and materials available in the live classroom courses. The online course also provides each student an online instructor who offers individualized guidance and assistance as needed.  After experiencing several years of steady growth in enrollments with our self-study and online review course formats, Becker CPA orders for these formats declined slightly in fiscal year 2009.

Based on published exam pass rate statistics supplied by the American Institute of Certified Public Accountants (“AICPA”), Becker CPA Review students pass at twice the rate of all CPA exam candidates who did not take a Becker review course.  Becker CPA exam review course students represent nearly one-half of all students passing the CPA exam. At the mandate of the CFA Institute, the professional association that administers the CFA exam, Stalla and other CFA preparation providers are prohibited from publicly disclosing pass rate performance.

Becker Professional Education also offers educational and training programs in the fields of accounting, finance and project management to help organizations achieve superior performance through professional development. Since instruction can be conducted at the organization’s site, Becker provides a unique and cost-effective continuing education model. In fiscal year 2009, Becker further expanded this product offering by introducing CPE courses online.

Enrollment trends

Becker CPA Exam Review

The Uniform CPA Examination (“CPA exam”) is prepared and administered by the AICPA.  The CPA exam is offered only in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice.  Despite the turbulent economic times, the demand for CPAs remains relatively strong and the number of exam candidates has increased significantly during the past several years.

Stalla Review for the CFA® Exam

The CFA program is a graduate-level curriculum and examination program intended to expand a candidate’s working knowledge and skills relating to the investment decision-making process. The curriculum is divided into three successive “levels,” each of which concludes with an examination. The CFA designation is often referred to in practice as the “gold standard” for investment professionals, serving as a standard for measuring practitioner-oriented competence and integrity in areas including corporate finance, portfolio management, securities analysis, wealth management, and ethical and professional standards. Stalla’s approach to CFA exam preparation combines expert, comprehensive instruction, an integrated suite of learning tools continuous guidance and academic support in a program personalized to fit candidates’ unique learning styles and scheduling requirements.

Becker began offering a CFA review course for the Level I examination in 2000. The 2001 acquisition of Stalla Seminars (predecessor of Stalla Review for the CFA® Exam) enhanced that program and added review courses for the respective Level II and Level III examinations. Stalla also offers stand alone CFA exam study materials and seminars, and its course offerings are also available in flexible online and self study formats.

Nearly 129,000 candidates from 154 countries enrolled for the June 2009 CFA exams, bringing total enrollments for the two CFA exam cycles in fiscal year 2009 to over 200,000 — an increase of 15% over 2008.  As an indicator of just how “global” the CFA program has become, of the total enrollments for fiscal year 2009, 64% of candidates resided outside of North America, with the majority of international candidates coming from Asia-Pacific, India, Europe and the Middle East.   While strong overall enrollment growth continues, new Level I enrollments in North America have declined in light of the recent economic and financial sector turmoil.

OTHER EDUCATIONAL SERVICES

Advanced Academics

Advanced Academics, Inc. (“AAI”) is a leading provider of online secondary education.  Founded in 2000 and headquartered in Oklahoma City, Oklahoma, AAI partners with school districts to help more students graduate high school.  AAI supplements traditional classroom programs through Web-based course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education.  DeVry acquired Advanced Academics on October 31, 2007.

AAI also operates virtual high schools in six states.  Since its inception, AAI has delivered online learning programs to more than 60,000 students in more than 300 school districts.  The addition of AAI has further diversified DeVry’s curricula.

Fanor

On April 1, 2009, DeVry completed its acquisition of a majority stake in Fanor, a leading provider of private postsecondary education in northeastern Brazil.  Founded in 2001 and based in Fortaleza, Ceará, Brazil, Fanor is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, Faculdade FTE, and Faculdade ÁREA1.  These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 10,000 students through undergraduate and graduate programs focused in business management, law and engineering.  The addition of Fanor has further diversified DeVry’s curricula and expands DeVry’s international presence.

COMPETITION

DeVry University

The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. According to the NCES, there were approximately 6,550 Title IV eligible postsecondary institutions in the United States as of the 2007-08 academic year, including approximately 2,730 private, for-profit (“market-funded”) schools; approximately 2,000 public schools (“publicly-funded” e.g. state institutions and community colleges); and approximately 1,820 private, not-for-profit (“privately-funded”) schools. According to the NCES, in 2007 approximately 18.2 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV of the Higher Education Act.

In every market in which DeVry University operates, there are numerous state institutions, community colleges, and privately-funded universities. In particular, there is growing competitive pressure from community colleges, traditional universities, and technical colleges that offer industry-specific certification programs, particularly in the computer information field.   In addition, there is growing competition from online programs (by market-funded, publicly-funded and privately-funded institutions) and site-based market-funded school programs.

Tuition at independent privately-funded institutions is, on average, higher than the tuition at DeVry University. Publicly-supported colleges may offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to market-funded schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community college enrollments have grown significantly in recent years and these institutions may be viewed as competitors, they also provide DeVry University an opportunity: it has a number of articulation and transfer agreements in place with community colleges that make it easier for their graduates to continue their education to earn a bachelor’s degree at DeVry University.

For more information on DeVry University tuition, please read the section entitled “Tuition and Fees.”

Geography and Consistency

DeVry University campuses and centers are located in 26 states, with multiple locations within many of the states, as well as one location in Canada.  As such, DeVry University offers a national system of educational offerings to adults who may be transferred or choose to move from one part of the country to another. In addition, we offer all our graduate programs and nearly all undergraduate programs through DeVry University’s online delivery, making these programs available to all qualified students in all 50 states and internationally without regard to their location or daily schedule.  In most markets where it operates, DeVry University offers a broader range of elective course options than its competitors.

To ensure that students can readily transfer from one DeVry University location to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory requirements).

Undergraduate Programs

DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;
•	Faculty with relevant industry experience;
•	Well-developed and professionally staffed undergraduate career service programs;
•	National brand name recognition and market presence;
•	Regional accreditation;
•	Modern facilities and well-equipped laboratories;
•	Flexibility and convenience with classes offered at more than 90 locations and online;
•	Evening, weekend, and online class schedules;
•	Year-round academic schedules that permit more flexible attendance and earlier graduation; and
•
Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions.

In recent years, DeVry has increased its competitiveness by enhancing several of the undergraduate programs, expanding DeVry University online offerings, and adding DeVry University centers. As a result, we offer more locations, and more flexible class schedules and learning formats, than most other educational institutions. Undergraduate classes at DeVry University campuses generally are offered in morning, afternoon and evening sessions, which help students maintain part-time jobs. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of predominantly working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.

Graduate Programs

DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner approach to education that stresses skills and strategies that employers value;
•	Excellence in teaching by a faculty of practicing professionals;
•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;
•	Convenience of more than 80 onsite teaching locations in major metropolitan areas nationwide and online; and
•
Flexible schedules with six sessions each year that enable new students to start their program any time of the year and continuing students to take a session off, if necessary, to accommodate their schedules.

Graduate programs, both onsite and online, are offered in six, eight-week sessions each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday, for the convenience of students with heavy travel or other demands on their time.

As the market for adult education programs has expanded in recent years, other schools have implemented multi-location evening and weekend programs. Enrollments in DeVry University’s graduate programs continue to increase, demonstrating the recognition it has earned as an innovator in providing high quality practical education.

Medical and Healthcare

Ross University

In the medical education market, Ross University competes with the 131 U.S. schools of medicine, 25 U.S. colleges of osteopathic medicine, and approximately 30 Caribbean medical schools. In the veterinary education market, Ross competes with AVMA accredited schools, of which 28 are U.S., five are Canadian and eight are international veterinary schools.  In addition, Ross competes with two non-AVMA Caribbean veterinary schools.

Ross University attracts potential students for several reasons. For some, Ross is their first or only choice of schools because of its commitment to and focus on practitioner-oriented teaching. Others applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed.  Some students elected not to apply to U.S. schools because of self-perceived deficiencies in their academic record or standardized test scores.

For 2008, it is estimated that applications to U.S. medical and veterinary medical schools aggregated over 42,000 and 6,000, respectively.  From these applicant pools, approximately 45% and 47%, respectively, were accepted.  An additional estimated 4,400 students were accepted to U.S. osteopathic medical schools. Acceptance levels have remained largely unchanged for more than two decades, but have recently started to increase with the authorization or opening of several new allopathic and osteopathic schools.

Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for Ross University. Based upon the number of Medical College Admission Test (“MCAT”) takers, which increased to approximately 75,000 in 2008 (up from approximately 67,800 in 2007), management believes the potential market for medical school students is much larger than the denied applicant pool alone.

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

Compared to its market-funded competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, federal financial aid eligibility for its students, and its historically large network of diverse geographical opportunities for clinical rotations.

In the last year for which there is published data (September 2002), more Ross University School of Medicine graduates obtained first year residency positions at U.S. teaching hospitals than graduates from any other medical school in the world, including those schools in the United States. Those residency appointments have been in virtually every medical specialty and subspecialty.

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare, with more than 2.3 million nursing jobs in the United States alone. It is estimated that more new nursing jobs will be created in the United States during the next decade than in any other healthcare profession. Despite the ongoing and increasing need for nurses, demand has not yet produced a sufficient increase in educational capacity.  It is estimated by the National League for Nursing that over 99,000 qualified applicants were turned away from U.S. nursing schools in 2007 because of lack of capacity.

Nationally, Chamberlain competes in the nursing education market which has more than 800 programs leading to RN licensure.  These include both four-year educational institutions and two-year community colleges.  However, Chamberlain has an advantage over many of its competitors because it offers a three-year, year-round BSN program and the opportunity to take classes both onsite and online.

U.S. Education

 The career college segment of the postsecondary education market is also highly fragmented and competitive; no single institution has a significant market share.  Most students will not relocate or travel long distances to attend a career college, so competition is primarily localized geographically.  Competitors range from large public community colleges to professionally operated multi-campus institutions to single campus family owned institutions.   In general, community colleges offer the lowest tuition prices and have the largest enrollments.

A prospective career college student in most markets will have a choice of institutions offering similar programs.  Apollo College and Western Career College compete successfully by focusing primarily on healthcare and nursing programs.   Both institutions are well known in their local markets for offering:

•	A wide range of healthcare program offerings;
•	Attractive and conveniently located facilities;
•	Learning methodologies that blend didactic instruction with experiential laboratory exercises;
•	Faculty that have relevant work experience;
•	Relatively small class sizes;
•	High levels of service to students; and
•	Accelerated programs with a choice of class schedules.

Professional Education

Becker Professional Education competes with other methods of CPA and CFA exam preparation, including self-study resources from the CFA Institute, courses sponsored by affiliated CFA societies, courses offered by colleges and universities, and courses offered by other private training companies. Becker typically charges more for exam preparation than colleges and private competitors.

With its 50-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker differentiates itself from competitors by providing:

•	Extensive and constantly updated review and practice test materials;
•	Experienced, well qualified instructors for each of the areas of specialty included in the exam;
•	Courses available in several formats, including live class, self study, and online sessions, to meet candidate needs for flexibility and control; and
•	Practice simulations and software functionality, similar to those used in the actual exam.

Becker’s self study and online courses offer a wider range of study alternatives than other course providers. Becker students have a high success rate on the exam; some of Becker students enroll after taking other review courses or studying independently without success.

Stalla differentiates itself from competitors by employing an expert-led, comprehensive approach to preparation focused on helping candidates master and apply CFA curriculum topics and pass their exams. Other advantages over competing programs include:

•	An integrated, comprehensive curriculum produced and updated by dozens of CFA charterholders and subject matter experts;
•	An instructional team that includes charterholders, practitioners and subject matter experts, all of whom are skilled teachers;
•	Materials that are continually updated to reflect the most recent CFA curriculum, with a rigorous quality assurance process in place;
•
Complete format flexibility to address unique learning styles and candidate needs for flexibility and control.  Courses are available in several formats, including live class, self study, and online sessions;

•	Unlimited access for all Stalla System candidates to a team of CFA charterholders, upon whom they can rely for ongoing and unlimited support and expert guidance; and
•	Tested, proven learning strategy addressing the four critical components to retention and exam success; Understand, Apply, Practice and Review.

CPA and CFA exam candidates can take advantage of the Becker review course content and methodology in conjunction with their DeVry University MBA or Master of Accounting and Financial Management programs, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to becoming licensed as a certified public accountant. Extending the marketing and administrative benefits of joint operation, Becker offers classes at DeVry University locations or through online learning.

The Stalla CFA review course is taught live in a classroom setting in major financial centers around the world and in an online format and self-study format to reach potential exam takers not able to attend the classroom course. In the CFA exam preparation market, much like the CPA exam preparation market, Stalla competes with courses offered by local CFA Society chapters, other training companies, and student self-study.

STUDENT RECRUITING AND ADMISSION

DeVry University

Direct Recruiting

DeVry University employs approximately 1,400 admissions advisors, not including managers and other administrative staff who support the recruiting process, throughout the United States and Canada. Admissions advisors are salaried, full-time DeVry employees. There are admissions advisors at each DeVry University location who work with potential applicants.

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

Certain states and Canadian provinces require advisors and student recruiters to be licensed or authorized by a particular regulatory agency. Regulations governing student participation in U.S. federal financial assistance programs prohibit schools from paying commissions, bonuses, or incentives to student recruiters based directly or indirectly on the number of students they enroll. DeVry University’s compensation practices have been designed to be in compliance with current regulations.

Many of DeVry University’s applicants are older working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from nearby colleges and universities.  In addition, DeVry University has entered into articulation agreements with community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry University. A growing number of new students enrolling in our undergraduate programs have some prior college experience. In addition, military veterans with military-specific technical training are attracted to DeVry University’s practical career-oriented education and extensive geographic reach.

Admissions advisors visited more than 8,000 high schools, community colleges, military bases, and other locations in North America last year, making presentations on career choices — particularly in business and technology-related fields — and on the importance of a college education. Participating students complete career surveys, which provide an important source of recruiting inquiries. Admissions advisors also receive student inquiries generated by DeVry University’s web site, the Internet, direct mail, television, radio and print advertising. Follow-up interview sessions with prospective students generally take place at a DeVry University location or in the student’s home with his or her parents.

DeVry University also recruits students through its Keller Center for Corporate Learning program.  The program is designed to meet the education needs of corporate clients and their employees with DeVry University program offerings.  A national network of corporate account managers directs its student recruiting efforts primarily at Fortune 1000 companies leveraging relationships with these clients through DeVry University’s career services organization.

Marketing and Outreach

DeVry University currently advertises on various Internet sites, television and radio, in magazines and newspapers, and utilizes telemarketing and direct mail to reach prospective students. During fiscal 2009, we increased efficiency in inquiry generation marketing efforts, focusing on nationally efficient advertising vehicles, including Internet, television, radio and direct mail.  We continuously update our marketing programs in order to better communicate the quality of our degree programs and the value of a DeVry University education.  In September 2009, we will launch a highly integrated brand initiative that further refines our focus on DeVry University’s 30-plus years of graduate employment success, while emphasizing DeVry University as an accredited, highly-respected academic institution. The refined brand campaign is grounded in ongoing in-depth consumer, marketplace and brand research, and will leverage a number of channels, including broadcast, print and Internet advertising, public relations, and social media, as well as local marketing efforts.  By building upon the equity we have in preparing our students for the careers of tomorrow, as well as the depth and breadth of our university’s degree offerings, we will re-energize the brand and increase potential student awareness of and interest in DeVry University.

DeVry University serves high school students in several unique ways.  Since July 2004, we have worked with the Chicago Public School system to create the DeVry University Advantage Academy. This program allows high school students with an aptitude for mathematics and technology to complete their junior and senior year of high school coursework at DeVry University’s Chicago campus while also taking college-level courses taught by DeVry University faculty. Upon completion, Advantage Academy students will have the opportunity to graduate with both a high school diploma and an associate degree in Network Systems Administration. All tuition, textbooks, and educational materials are paid for by the Chicago Board of Education and DeVry University. Since its inception in 2004, 544 students have enrolled in the DeVry University Advantage Academy.   From the first four cohorts, approximately 92% of the students earned their high school diploma, and approximately 92% earned their associate degree.  Approximately 39% of the associate degree graduates have continued on for their bachelor’s degree at DeVry University. A class of approximately 115 students will begin in September 2009.  DeVry University replicated this model program with the Columbus, Ohio School District in July 2006.  In June 2009, the Columbus Advantage Academy graduated a class of 22 students, most of whom are continuing their education, enrolling at colleges and universities across the United States this fall to pursue bachelor’s degrees.  In July 2009, a class of 24 students began.  Efforts are underway to launch similar Advantage Academy programs in other metropolitan areas.

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

Admissions Standards

To be admitted to a DeVry University undergraduate program in the United States, an applicant must be either a high school graduate from a DeVry-recognized institution, have a General Education Development (“GED”) certificate, or hold a degree from a DeVry University-approved postsecondary institution. Applicants for admission must be at least 17 years old and complete an interview with an admissions advisor/representative. In Canada, an applicant must meet either the same criteria as in the United States, or meet alternative “mature student” criteria. International applicants must provide documentation demonstrating the required level of prior education, satisfy the English-language proficiency requirement and meet all other admission requirements.

All applicants must meet prescribed admission qualifications and attain minimum placement examination scores, which vary depending on the program. Students take the Accuplacer computer-adaptive placement tests designed by The College Board or the DeVry online computer adaptive placement tests developed internally, to assess applicants’ achievement levels and developmental needs during the admission process. ACT or SAT examination scores deemed appropriate for the desired program, or acceptable grades in qualifying college-level work completed at an approved postsecondary institution, also can be used to meet undergraduate admission requirements.

After prospective students complete an application, an admissions advisor/representative contacts them through phone calls, mailings, and invitations to site-based workshops or other events to improve the rate at which such applicants begin their program of study.

To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by or is in candidacy status with a U.S. regional accrediting agency or selected national accrediting agencies or international institutions recognized as the equivalent, and complete an interview with an admissions advisor/representative.  International applicants must hold a degree recognized to be equivalent to a U.S. baccalaureate degree, satisfy the English-language proficiency requirement, and meet all other admission requirements.  Applicants whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or the Keller-administered admission test. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores, and a personal interview.

Medical and Healthcare

Ross University

The Ross University School of Medicine and School of Veterinary Medicine focus their marketing efforts on attracting highly qualified, primarily U.S. and Canadian applicants, with the motivation and requisite academic ability to complete their educational programs and pass the United States Medical Licensing Exam and the North American Veterinary Licensure Examination, respectively.  Ross’ marketing effort includes direct e-mail marketing, visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, targeted direct mail campaigns, information seminars in 40 major markets throughout the United States, Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets and print ads in major magazines and newspapers.

Ross employs regional admissions representatives in ten cities throughout the U.S. and in Ontario, Canada, who seek out and pursue student interest in our two programs.  Senior Associate Directors of Admissions and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts.    The successful applicant must have all prerequisite sciences (with labs), mathematics, and English courses as dictated by the admissions committee of both the medical and veterinary schools respectively.  All candidates for admission must interview with an associate director at one of our sites in New Jersey, Miami, Providence, Charlotte, Dallas, Los Angeles, Anaheim, Orlando, Denver, Chicago or Ontario, Canada.  All admission decisions are made by the admissions committees of the medical and veterinary schools.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Arizona, Illinois, Missouri, Ohio and Florida high schools, employ targeted direct mail and Internet campaigns, cultivate alumni referrals and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises in healthcare career publications, in newspapers, and on television and radio. Chamberlain’s extensive informational web-site generates nearly one-third of all potential applicant inquiries.

Chamberlain employs regional admissions representatives who arrange for student interviews and campus tours. Admission requirements include a high school diploma or GED; minimum cumulative grade point average requirements vary depending upon the program. Applicants must pass the Chamberlain standard pre-admission exam or obtain a prescribed minimum score on the ACT or SAT exam, depending upon the program in which the applicant is interested. Admissions decisions are made by an admissions committee.

U.S. Education

Apollo College and Western Career College utilize varied marketing approaches to generate interest from potential students. Recruiters visit high schools in Arizona, California, New Mexico, Nevada, Oregon, Washington and Idaho.  Apollo College and Western Career College also conduct local advertising campaigns using broadcast media, print media, targeted direct mail and digital media.  In addition, Apollo College and Western Career College hold open house events to attract local prospective students, cultivate alumni referrals, and participate in information seminars and career fairs.

Professional Education

Becker Professional Education markets its courses directly to potential students and to selected employers, primarily the large national and regional accounting and financial services firms. Alumni referrals, direct mail, print advertising, electronic mail, and a network of on-campus recruiters at colleges and universities across the country also generate new students for Becker’s CPA and CFA review courses. The Becker web-site is another source of information for interested applicants.

Becker Professional Education delivers its CPA review courses on about 100 college campuses, recruiting students attending those  institutions. Becker also is the preferred provider of CPA review for several of the country’s largest CPA firms, partnering with 98 of the top 100 public accounting firms, including each of the Big 4 Firms.

The CFA exam review course is now offered in an expanded number of classroom locations and online. Dozens of CFA societies, including those in Toronto, Washington D.C., Chicago, Singapore, and Hong Kong, have adopted Stalla as their provider of choice for CFA preparation courses and programs. In fact, 15 of the top 20 CFA societies in the world (in terms of membership count) have endorsed Stalla as their provider of choice for their local CFA member candidates.  Also, multiple prominent investment firms and universities are on the Stalla client roster, further expanding the reach and prominence of the Stalla brand.

ACCREDITATION

Educational institutions and their individual programs are awarded “accreditation” by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance and institutional and program improvement and integrity, and to confirm that accreditation requirements continue to be satisfied.

DeVry University

Regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, and is an important strength for DeVry University. Management believes regional accreditation offers DeVry University a significant advantage over most other market-funded colleges. DeVry University has been accredited by the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, which is one of the six regional collegiate accrediting agencies in the United States.  College and university administrators depend on the accredited status of an institution when evaluating transfers of credit and applications to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions.

Keller Graduate School of Management was first awarded its accreditation in 1977, and DeVry Institutes was first awarded North Central Association (now HLC) accreditation in 1981. Each school was separately accredited until February 2002, when the North Central Association approved the merger of DeVry Institutes and Keller Graduate School into a single institution with the name DeVry University. After a comprehensive evaluation visit in August 2002, the HLC approved a 10-year re-accreditation for DeVry University. HLC further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two.  In September 2008, DeVry University was accepted into the Academic Quality Improvement Program (AQIP) of the HLC, a seven year accreditation reaffirmation process based on creating a culture of continuous improvement, one of DeVry University’s key values.

In addition to regional accreditation, the baccalaureate electronics engineering technology programs at most of DeVry University’s U.S. locations are accredited by the Technology Accreditation Commission of ABET (“TAC of ABET”), an accreditation board for applied science, computing, engineering, and technical educations. Baccalaureate computer engineering technology programs at several DeVry University U.S. locations are also accredited by TAC of ABET. The associate level electronics engineering technology program in North Brunswick, New Jersey is also TAC of ABET accredited.

The associate degree in health information technology is offered online and at DeVry University locations in Atlanta, Chicago, Columbus, Dallas, Ft. Washington, Houston, and Southern California.  These programs are accredited by the Commission on Accreditation for Health Informatics and Information Management Education. Additional DeVry campuses are in the process of applying for this accreditation for their programs.

The province of Alberta granted accreditation to DeVry Calgary to confer Bachelor of Technology degrees in 2001 and accreditation to confer Bachelor of Science degrees in 2006. DeVry Calgary is the first and only market-funded institution in Canada to be provincially accredited to grant bachelor’s degrees. Through an arrangement with the Alberta Department of Advanced Education, the State of Arizona, and the HLC, the computer engineering technology and network and communications management curricula offered at DeVry Calgary fall under the accreditation of DeVry University (Arizona) as an offsite instructional location. The computer engineering technology and electronics engineering technology programs are accredited by the Canadian Technology Accreditation Board.

Medical and Healthcare

Ross University

The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine degree. The medical school is recognized and accredited as a University and School of Medicine by the Dominica Medical Board (“DMB”). The National Committee on Foreign Medical Education of the U.S. Department of Education has affirmed that the DMB has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. Ross University has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions.  In addition, Ross University is approved by the four U.S. states – California, Florida, New Jersey and New York — that have processes in place to evaluate and accredit an international medical school’s programs, allowing Ross students to participate in clinical residency training programs in those states.

The Veterinary School has been recognized and accredited as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. The Veterinary School is American Veterinary Medical Association (“AVMA”) listed and has affiliations with 21 AVMA-accredited U.S. colleges of veterinary medicine so that Ross students can complete their final three semesters of study in the United States. Only students who graduate from an AVMA-listed school are eligible for U.S. licensure.

The Veterinary School has undergone a consultative visit from the AVMA Council on Education as a precursor to the University applying to the AVMA for accreditation as an international school.  The University has received a site visit report covering the consultative visit from the AVMA Council on Education and a follow-up report and is implementing the AVMA’s recommendations.

Chamberlain College of Nursing

Chamberlain College of Nursing is HLC accredited. The ASN, BSN and MSN programs are approved by the respective State Boards of Nursing of Arizona, Illinois, Missouri, Ohio and Florida and are accredited by the National League for Nursing Accrediting Commission. The BSN program is also accredited by the Commission on Collegiate Nursing Education.

U.S. Education

Apollo College is nationally accredited by the Accrediting Council of Independent Colleges and Schools.  Western Career College is regionally accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges.  In addition to the institutional accreditations, Apollo College and Western Career College hold a number of programmatic accreditations, including:

Apollo College	Western Career College
ABHES for Medical Assisting	Commission on Accreditation of Allied Health
Committee on Accreditation for Respiratory Care	Education Programs
Commission on Dental Accreditation	American Veterinary Medical Association
Joint Review Committee on Education in	American Society of Health-Systems Pharmacists
Radiologic Technology	Commission on Dental Accreditation
Joint Review Committee on Education in Diagnostic	Board of Vocational Nursing and Psychiatric
Medical Sonography	Technicians
Commission on Accreditation in Physical Therapy Education	Board of Registered Nursing
Committee on Dental Auxiliaries

Other Educational Services

Advanced Academics

Advanced Academics is accredited by the North Central Association of Colleges and Schools and the Commission on International and Trans-Regional Accreditation.

Fanor

Fanor’s institutions are accredited by the Brazilian Ministry of Education.

APPROVAL AND LICENSING

DeVry needs authorizations from many state or Canadian provincial licensing agencies or ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University, Ross University clinical locations, Chamberlain College of Nursing, Apollo College and Western Career College location is approved to grant associate, bachelor’s and/or master’s degrees by the respective state in which it is located.

Many states and Canadian provinces require market-funded postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $22.6 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing, Apollo College, Western Career College and Becker Professional Education. DeVry has posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

Certain states have set standards of financial responsibility that differ from those prescribed by federal regulation. DeVry believes it is in material compliance with state and Canadian provincial regulations. If DeVry were unable to meet the tests of financial responsibility for a specific state, and could not otherwise demonstrate financial responsibility, DeVry could be required to cease operations in that state. To date, DeVry has successfully demonstrated its financial responsibility where required.

TUITION AND FEES

DeVry University

Effective with the summer 2009 term, DeVry University’s U.S. undergraduate tuition ranges from $550 to $595 per credit hour for students enrolling in 1 to 11 credit hours.  Tuition ranges from $330 to $355 per credit hour for each credit hour in excess of 11 credit hours.  These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 6.6% as compared to the summer 2008 term.  However, effective with the summer 2009 term, DeVry University consolidated several of its student fees including graduation, transcript, technology and student activity fees into a lesser student services charge.  The effective weighted average tuition increase was approximately 5.5% when the fee reduction is taken into account.

Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition ranging from $34,260 to $35,815. A full-time student enrolled in the eight-term undergraduate business administration program will pay total tuition ranging from $60,330 to $63,070, including the application fee and tuition deposit.

Among four-year institutions, DeVry University’s undergraduate tuition during the 2007-08 academic year was lower than the average tuition of private schools and comparable to the average out-of-state tuition of public schools, but it was higher than the average in-state tuition of publically supported institutions, according to data published by the National Center for Education Statistics.  At four-year private schools, the average annual undergraduate tuition and fees for the 2007-2008 academic year was $19,047 at not-for-profit schools (a 6.2% increase from the prior year) and $14,908 at for-profit schools (a 4.5% increase).  The average annual undergraduate tuition and fees at four-year public schools was $5,730 for in-state (a 4.3% increase) and $13,595 for out-of-state tuition (a 3.5% increase).

Effective with the July 2009 term, Keller Graduate School of Management program tuition per classroom course (four quarter credit hours) ranges from $1,995 to $2,200, depending on location. This represents an expected weighted average increase of 4.6%. The price for a graduate course taken online is $2,200, compared to $2,100 previously.

If a student leaves school before completing a term, federal, state, and Canadian provincial regulations permit schools to retain a set percentage of the total tuition received. This amount varies with, but generally equals or exceeds, the percentage of the term the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

Some DeVry University programs, including the computer information systems and electronics and computer technology programs require students to purchase a laptop computer at some locations. Students also must purchase their own textbooks, electronic course materials and supplies.

Medical and Healthcare

Ross University

Effective September 2009, tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools are $14,665 and $14,375, respectively, per semester. This tuition rate represents an increase from September 2008 tuition rates of approximately 7.4% for the medical school and 5.3% for the veterinary school. Tuition and fees for the final clinical portion of the programs are $16,100 per semester for the medical school, and $18,050 per semester for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

DeVry believes that Ross University’s tuition is at the middle of the range among private medical and veterinary schools, but approximately equal to or higher than tuition in publicly supported medical and veterinary schools. Tuition rates at most medical and veterinary schools, including Ross University, have increased every year, and management believes rates will continue to increase.

Chamberlain College of Nursing

Tuition for the 2009-2010 academic year is $595 per credit hour for students enrolled in the BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,140 per semester. This represents an increase from 2008-2009 academic year tuition rates of approximately 9%.  However, effective with the summer 2009 term, Chamberlain consolidated several of its student fees into a lesser student services charge.  The effective weighted average tuition increase was approximately 8% when the fee reduction is taken into account.  These amounts do not include the cost of books, supplies, transportation or living expenses.

Tuition for the 2009-2010 academic year is $575 per credit hour for students enrolled in the RN-to-BSN online degree program.     Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $6,900 per semester. Tuition for the 2009-2010 academic year is $735 per credit hour for students enrolled in the online MSN program.

DeVry believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but equal to or higher than tuition in publicly supported schools. Tuition rates at most nursing schools have increased every year, and management believes they will continue to increase.

U.S. Education

On a per credit hour basis, tuition for Apollo College and Western Career College programs ranges from $338 per credit hour to $1,602 per credit hour for non-general education courses, with the wide range due to the nature of the program.  General Education courses are charged at $295 per credit hour at Apollo, $345 per credit hour at Western Career College.   Student tuition is reduced accordingly for any incoming academic credits that are applicable.  Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing.  A student services fee ranging from $75 to $150 is charged at Apollo College as well, depending on the program.  Total program tuition ranges from approximately $12,000 for core programs to over $60,000 for some advanced programs.

Tuition was raised approximately 3.5% on July 1, 2008.  Tuition was increased a comparable percentage in July 2009.

Tuition for programs offered by Apollo College and Western Career College is based primarily on market conditions affecting the programs and the locations in which they are offered.  U.S. Education’s pricing strategy is to leverage its high quality programs by pricing them at the high end of the range of comparable market-funded institutions.

Professional Education

The price of the complete classroom Becker CPA review course, including an administrative fee, is $2,900. The complete CPA review course on CD-ROM and the complete online review course are the same price. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $935 per section. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses and for students employed by participating accounting firms.

The current list prices for the CFA exam course packages range from $1,290 to $1,590, and Stalla offers various promotional program discounts and stand alone preparation prices.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College finance their education through a variety of sources, including government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments.  Students attending the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.

The following table summarizes DeVry’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2008 and 2007, respectively.  Final data for fiscal year 2009 is not yet available.

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

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  The HEA was last reauthorized by the United States Congress in July 2008, and was signed into law by the President in August 2008.

Information about Particular Government Financial Aid Programs

DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

United States federal financial aid programs

Students in the United States rely on three types of U.S. Department of Education financial aid programs under Title IV of the Higher Education Act.

1. Grants.  DeVry University and Chamberlain College of Nursing undergraduate, Apollo and Western Career College students may participate in the Federal Pell Grant, Federal Supplemental Education Opportunity Grant and the Academic Competitiveness Grant programs.  Additionally, certain DeVry University undergraduate students may participate in the National Science and Mathematics Access to Retain Talent (“SMART”) Grant program.

•
Federal Pell grants.  These funds, available to all eligible undergraduate students who demonstrate financial need, do not have to be repaid. For the 2009-2010 school year, eligible students can receive Pell grants ranging from $976 to $5,350.  Students attending school year-round may receive two Pell grants.  The maximum Pell funding a DeVry student may receive for one calendar year is $8,025.

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

•
National Science and Mathematics Access to Retain Talent Grant (“SMART”).  Most of DeVry University’s undergraduate programs qualify as an eligible program of study.  The awards are restricted to Pell-eligible juniors and seniors who achieve and maintain a 3.0 cumulative grade point average.  The awards are $4,000 per academic year.

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

2. Loans.  DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College students may participate in the Stafford and PLUS programs within the Federal Family Education Loan Program (“FFELP”) and the William D. Ford Federal Direct Student Loan Program.  DeVry University undergraduate students may also participate in the Federal Perkins Student Loan Program.

•
Subsidized Stafford loan:  awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year and increasing to $8,500 per academic year for graduate students.

•
Unsubsidized Stafford loan:  awarded to students who do not meet the needs test or as an additional supplement to the subsidized Stafford loan for independent students. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $12,000 per academic year for graduate and professional program students.  Additionally, a student without financial need may borrow an additional amount of unsubsidized loans up to the limit of the subsidized Stafford loan at their respective academic grade level.  The total Stafford Loan limit for graduate students is $20,500 per academic year, with a $138,500 Stafford Loan aggregate borrowing limit that includes Stafford Loan amounts borrowed as an undergraduate. Of the $20,500 in academic year borrowings, no more than $8,500 may be in subsidized loans.

•
PLUS loan:  enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed.  Graduate students and parents may also borrow funds through the Federal Graduate PLUS program up to the cost of attendance which includes allowances for tuition, fees and living expenses.

•
Federal Perkins loan:  is a low-interest loan available only to those students who demonstrate exceptional financial need. Perkins loans are available up to a maximum of $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution.

3. Federal work-study.  This program offers work opportunities, both on or off campus, on a part-time basis to undergraduate students who demonstrate financial need. Work-study wages are paid partly from federal funds and partly from qualified employer funds.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University and Chamberlain, Apollo College and Western Career College. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year.  The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2008 and 2007, respectively. Final data for fiscal 2009 is not yet available.

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

Private Loan Programs

Some DeVry University, Chamberlain College of Nursing, Ross University, Apollo College and Western Career College students rely on private (nonfederal) loan programs for financial assistance.  These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards.  The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.  DeVry estimates that approximately one-half of the borrowings under private loan programs are used by students to pay for non-educational expenses, such as room and board.

Prior to 2006, Ross University students relied heavily on private loan programs to meet the gap between tuition and Stafford loan eligibility as well as to meet living costs.  Legislation enacted in February 2006 expanded the parent loan program (PLUS) eligibility to graduate students.  This lower-cost, non-credit based program is now used in place of private loan programs for most U.S. citizens and permanent residents.

Most private loans are approved using the student or co-borrower’s credit history.  The cost of these loans varies, but in almost all cases will be more costly than the federal programs.  The application process is separate from the traditional financial aid process.  Student finance personnel at DeVry’s degree granting institutions coordinate these processes to ensure that all students receive assistance from the federal and state programs first.  A small percentage of these loans were issued from school-backed pools.  These pools were made available to students with little or no credit history or some adverse credit history, who otherwise would not qualify for a private loan.  School-backed programs typically contain an up-front cost-sharing component or a recourse provision for defaulted loans.  Less than 1% of the total private loans to DeVry University’s students were made under a school-backed program.

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

DeVry absorbs any costs related to employees who sit on lender advisory boards, attend any lender-sponsored training, or receive any lender-sponsored services.  DeVry does not accept any referral or marketing fees from lenders.  DeVry is a voluntary signatory to the Student Loan Codes of Conduct developed by the Arizona, New Jersey and New York attorneys general.

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

Canadian government financial aid programs

Canadian citizens or permanent residents of Canada (other than students from Quebec) are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian undergraduate students attending the DeVry University Calgary campus may also be eligible for provincial student loans.  Eligibility and amount of funding vary by province.  Students attending DeVry University on-line or in the United States or Ross University may be eligible for the Canada Student Loan program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

DeVry-Provided Financial Assistance

DeVry’s EDUCARD® Plan is available to DeVry University and Chamberlain College of Nursing students; a similar option is available for Apollo and Western Career College and Ross University students.  The EDUCARD® Plan is a proprietary loan program designed to assist students who are unable to completely cover educational costs by other means. EDUCARD® proprietary loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for EDUCARD® Plan balances are developed to address the financial circumstances of the particular student.  Under the deferred payment plan, certain students can arrange to defer all payments on tuition and fees for twelve weeks from the start of the term when the full amount is due.  Interest charges accrue each month on the unpaid balance. Under the revolving loan plan, amounts owed by current students are subject to a monthly interest charge of one percent of the average outstanding balance.  After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months.

DeVry University undergraduate students also are eligible for numerous DeVry-sponsored scholarships. Scholarship programs generally are designed to attract recent high school graduates and students enrolled at community colleges, with awards that range from $1,000 per term up to the amount of full tuition. DeVry University has also provided funds in the form of institutional grants to help those students most in need of financial assistance.

DeVry University and Chamberlain College of Nursing students who receive employer tuition assistance may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers or payment deferred until after the end of the session.  Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee’s income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

Professional Education

Students taking the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.  Private loans are also available to students to help meet the program costs.

Compliance with Legislative and Regulatory Requirements

Extensive and complex regulations in the United States and Canada govern all the government grant, loan, and work study programs in which DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College and their respective students participate. DeVry must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal aid programs, prohibitions on certain types of incentive payments to student recruiters and financial aid officers, standards of financial responsibility, and administrative capability requirements.   Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities.  Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding.  Previous Department of Education and state regulatory agency program reviews have not resulted in significant findings or adjustments against DeVry.  If a proceeding were initiated and caused the Department of Education to substantially curtail DeVry’s participation in government grant or loan programs, DeVry’s enrollments, revenues and accounts receivable could be all adversely affected.

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

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges in the areas in which its campuses are located. However, its overall completion rate actually is higher than reported in these statistics: many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has changed undergraduate admission requirements and added student support services. For the 2002 freshman student cohorts (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 31.1% as compared to the 2001 rate of 31.3%.

Specialized staff at DeVry’s Oakbrook Terrace, Illinois, headquarters review, interpret, and establish procedures for compliance with regulations governing financial assistance programs and processes financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding.

In the United States, DeVry University, Chamberlain College of Nursing, Ross University, Apollo College and Western Career College have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2008.  DeVry’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2009. In conjunction with previously filed financial aid audit reports, DeVry University has been required to post letters of credit. As of August 2009, there were approximately $12.2 million in letters of credit outstanding, representing less than 2% of the Title IV aid administered in fiscal year 2008, relating to participation in federal financial aid assistance programs. These letters of credit expire in less than one year. No amount has ever been drawn under these letters of credit issued on behalf of DeVry.

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

Educational institutions are penalized to varying degrees under the FFELP or the William D. Ford Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 25% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 25% for three consecutive years also are ineligible for Pell grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs.  DeVry carefully monitors students’ loan default rate and has never had a cohort default rate of 25% or more for three consecutive years, or of 40% or more in any one year. DeVry is not subject to any restriction or termination under any student loan program.

According to the U.S. Department of Education, the cohort default rate for all colleges and universities eligible for federal financial aid increased from 4.6% in fiscal year 2005 to 5.2% for fiscal year 2006 (the latest period for which data is available).

Default rates for DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College students follow.  The latest period for which final data is available is 2006.

	Cohort Default Rate
	2006	2005	2004	2003
DeVry University - Federal Family Education Loan Program	7.3%	6.6%	6.5%	5.7%
DeVry University – Federal Perkins Loan Program	6.6%	6.9%	8.5%	11.7%
DeVry University – Graduate Programs	1.4%	1.7%	2.3%	2.0%
Ross University – Medical School	0.1%	0.0%	0.2%	0.1%
Ross University – Veterinary School	0.1%	0.1%	0.4%	0.0%
Chamberlain College of Nursing	1.8%	0.5%	0.7%	0.0%
Apollo College	7.5%	4.9%	5.1%	3.9%
Western Career College	9.6%	10.3%	15.1%	13.2. %

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

In the 10 year period ending October 2008, DeVry University’s U.S. campuses graduated more than 69,000 students who were eligible for career services assistance (this excludes graduates who continued their education, students from foreign countries not legally eligible to work in the United States, and other categories of students who were not available for employment). More than 58,000 graduates during this 10 year period actively pursued employment or were already employed; 89% of those held positions related to their program of study within six months of graduation.

For the three undergraduate classes that ended in calendar year 2008, there were 6,658 graduates from DeVry University’s U.S. undergraduate degree and diploma programs eligible for career service assistance, excluding the one-year post-baccalaureate information technology program (this excludes students continuing their education, students from foreign countries legally ineligible to work in the United States, and others ineligible for employment). From that pool of graduates, 6,001 actively pursued employment or were already employed. Within six months of graduation, 5,460, or 91% of those graduates were employed in positions related to their program of study. This compares to 92.8% who were employed in positions related to their program of study for the three classes that ended in calendar year 2007, and 91.9% who were employed in positions related to their program of study for the three classes that ended in calendar year 2006.

DeVry University believes that a significant number of graduating students currently employed in positions not directly related to their program of study have chosen to not actively seek other employment opportunities. For the three graduating classes in calendar year 2008, there were 438 graduates who were employed but not in positions related to their program of study. Of these individuals, 72% did not conduct an active employment search through DeVry University’s career services offices.

DeVry University’s 2008 graduates (associate and bachelor’s degree programs) achieved reported annual compensation ranging from $33,288 to $50,071 with an average compensation of $45,486. Individual compensation levels vary depending upon the graduate’s previous employment experience, program of study, and geographic area of employment.

DeVry University believes that no single employer has hired more than 5% of our graduates in recent years. Major employers of DeVry undergraduates include Abbott Laboratories, Boeing, Dell, Federal Express, GE Healthcare, Hewlett-Packard, IBM, Intel, J.P. Morgan Chase, Motorola, Northrop Grumman, State Farm, Siemens, and UPS.

DeVry University hosted its first Virtual Career Fair on May 6, 2009, a simulated environment that mirrors a physical Career Fair. The Virtual Career Fair provided real-time employer/student interaction and great networking opportunities for students.  More than 5,400 people (students, grads, and alumni) attended, and more than 25 companies participated including AT&T, Comcast, GE Healthcare, H&R Block, Hewlett Packard, IBM, IRS, Johnson & Johnson, Procter and Gamble: Research & Development, RedBox, Schlumberger, Staples, State Farm Insurance, Verizon Telecom, Volt Technologies, and Zen Technologies Ltd.  As a result of this Fair, two people were hired, two have internships, and more than 25 interviews have been conducted.  Due to its success, two additional Virtual Career Fairs have been scheduled for Fiscal Year 2010.

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

U.S. Education

 Apollo College and Western Career College provide career service support to students through dedicated employees at each campus location.  The range of services provided includes: assistance in preparing resumes, coaching to define a job search strategy, coaching to improve interviewing skills, employer outreach initiatives to identify job opportunities, access to posted online job opportunities and guidance to help graduates obtain employment in their field of study.

SEASONALITY

DeVry’s quarterly revenue and net income fluctuate primarily as a result of the pattern of student enrollments.  Generally, the schools’ highest enrollment and revenues typically occur in the fall, which corresponds to the second and third quarters of DeVry’s fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months.  DeVry’s operating costs do not fluctuate as significantly on a quarterly basis.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, operating income, and net income by quarter for each of the past two fiscal years are included in Note 16 to the Consolidated Financial Statements, “Quarterly Financial Data.”

EMPLOYEES

As of June 30, 2009, DeVry had the following number of employees:

	Faculty and Staff
	Full-time	Part-time	Part-time Student Employees	Total

DeVry University	5,352	61	515	5,928
Ross University	762	32	60	854
Chamberlain College of Nursing	177	4	25	206
U.S. Education	1,009	233	69	1,311
Becker Professional Education	183	26	--	209
Advanced Academics	142	20	--	162
Fanor	391	615	133	1,139
Home office staff	383	8	--	391
Total	8,399	999	802	10,200

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

DeVry University

Each DeVry University campus and center is managed by a campus president or center director and has a staff of academic deans, faculty and academic support staff, admissions group, career service and student service personnel, and other professionals. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.

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

Medical and Healthcare

Ross University

The Ross University School of Medicine and School of Veterinary Medicine are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by Ross Health Sciences, Inc., a central administrative staff, located in North Brunswick, New Jersey, and Miami, Florida.

Each medical school faculty member has a Ph.D. or an M.D. degree or both. The full-time faculty is supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects.  Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both.  Ross University faculty members are not tenured.

Chamberlain College of Nursing

Chamberlain College of Nursing campuses are managed by campus deans who are doctorally prepared nurse administrators.  The campus deans report to a vice president of campus operations and are supported by a vice president of academic affairs who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. Administration of the Chamberlain online program offerings is supported, in part, by staff at DeVry Online.  The campuses and online program offerings are supported by a central administrative/management staff located in Addison, Illinois.

In general, Chamberlain College of Nursing faculty members have a Master of Science in Nursing, and several have a Ph.D. Those faculty without a master’s degree are enrolled in a graduate program in nursing. General education courses are taught by DeVry University faculty.  Chamberlain faculty members are not tenured.

U.S. Education

Apollo College and Western Career College campuses are managed by Campus Executive Directors.  These Campus Executive Directors are supported by campus-based, director level support staff in the functional areas of admissions, career services, financial aid, student records, and academics.  Further support and oversight in the areas of academics, accounting, financial aid, marketing, human resources, and information technology are provided by divisional staff located in Phoenix, Arizona (Apollo College) and Sacramento, California (Western Career College).

U.S. Education has its main office in Mission Viejo, California.  Support functions in accounting/finance, marketing, information technology, real estate, risk management and human resources are maintained at this office.

All Apollo College and Western Career College faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies, as applicable.

Professional Education

Becker Professional Education is managed by a staff based primarily in DeVry’s Oakbrook Terrace home office that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the United States and Canada. Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis.

Other Educational Services

Advanced Academics

The majority of Advanced Academics’ employees work at its home office located in Oklahoma City, Oklahoma.  The staff includes state certified high school teachers, high school counselors, student service, curriculum development, information technology, student recruiting, finance and administrative personnel.  In addition, Advanced Academics maintains several smaller offices throughout the United States for faculty and student service employees.

Fanor

Fanor’s management team along with support service functions including academics, compliance, marketing, finance, information technology and human resources are based in Fortaleza, Brazil.  Each campus is led by a president and the smaller center locations are led by a director.  Most of Fanor’s faculty are part-time and more than 30% hold Master’s and/or Doctoral degrees.

Home Office Staff

Staff at DeVry’s Oakbrook Terrace, Illinois, home office supports the employees for all of DeVry’s educational programs and locations by providing a broad range of services. Among the centrally-provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, information technology, financial aid processing, regulatory compliance, internal audit, legal, tax, payroll, and finance and accounting.

TRADEMARKS AND SERVICE MARKS

DeVry owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “Keller Graduate School of Management,” “Advanced Academics,” “Becker CPA Review,” “Ross University,” “Chamberlain,” “U.S. Education,” “Apollo College,” “Western Career College,” “EDUCARD®,” and variants thereof. All trademarks, service marks, and copyright registrations associated with its businesses are registered in the name of a subsidiary of DeVry Inc. Copyright registrations expire over various periods of time. DeVry vigorously defends against infringements of its trademarks, service marks, and copyrights.

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

Copies of the DeVry’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to the Investor Relations at DeVry’s executive offices.  In addition, DeVry’s filings with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.  The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC; the Web site address is at http://www.sec.gov.

ITEM 1A — RISK FACTORS

DeVry’s business operations are subject to numerous risks and uncertainties.  Investors should carefully consider the risk factors described below and all other information contained in the Annual Report on Form 10-K before making an investment decision with respect to DeVry’s common stock.  If any of the following risks are realized, DeVry’s business, results of operations, financial condition and cash flows could be materially and adversely affected, and as a result, the trading price of DeVry’s common stock could be materially and adversely impacted. Because of their very nature, management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect DeVry’s business include, but are not limited to:

Risks Related to DeVry’s Highly Regulated Industry

DeVry is subject to risks relating to regulatory matters.  If DeVry fails to comply with the extensive regulatory requirements for its business, DeVry could face fines and penalties, including loss of access to federal and state student financial aid for our students.

As a provider of higher education, DeVry is subject to extensive regulation on both the federal and state levels.  In particular, the Higher Education Act, as amended and reauthorized, (“the Higher Education Act”) subjects DeVry’s degree granting institutions (DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College) and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.

To participate in Title IV, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (“U.S. DOE”), and be certified by the U.S. DOE as an eligible institution.  Most U.S. DOE requirements are applied on an institutional basis.

These regulatory requirements cover virtually all phases of our U.S. operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs and changes in our corporate structure and ownership.

If DeVry is found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies could take action including:
•	Imposing monetary fines or penalties;
•	Limiting or terminating DeVry’s operations or ability to grant diplomas;
•	Restricting or revoking accreditation, licensure or other approval to operate;
•	Limit, suspend, or terminate eligibility to participate in Title IV programs or state financial aid programs; and
•	Subjecting DeVry to other civil or criminal penalties.

Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on DeVry’s business, results of operations, financial condition and cash flows.  If DeVry were to lose its Title IV eligibility, DeVry would experience a dramatic and adverse decline in revenue and would be unable to continue business as it is currently conducted.

The following are some of the more significant regulatory requirements and risks related to governmental and accrediting body oversight of DeVry’s business:
•	DeVry’s U.S. degree granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by the U.S. DOE;
•
Any of DeVry’s U.S. degree granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90%;

•	The ability of DeVry’s degree granting institutions to participate in Title IV programs may be impaired if regulators do not approve a change of control of any institutions that DeVry may acquire;
•
DeVry may be required to accept limitations to continue its U.S. degree granting institutions’ participation in Title IV programs if DeVry fails to satisfy the U.S. DOE administrative capability standards;

•
DeVry is subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to the individuals involved in certain recruiting, admissions, or financial aid activities; and

•
DeVry may be required to post a letter of credit or accept other limitations to continue its U.S. degree granting institution’s participation in Title IV programs if DeVry does not meet the U.S. DOE’s financial responsibility standards or if DeVry’s institutions do not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study.

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

Security breaches of DeVry’s information systems can create system disruptions, shutdowns or unauthorized disclosure of confidential information.  If DeVry is unable to prevent such security breaches, its operations could be disrupted, or DeVry may suffer reputational damage and/or financial loss because of lost or misappropriated information.

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

DeVry may not be able to successfully identify, pursue or integrate acquisitions.

As part of its growth strategy, DeVry is actively considering acquisition opportunities in the U.S. and worldwide. DeVry has acquired and expects to acquire additional educational institutions that complement our strategic direction, some of which could be material. Any acquisition involves significant risks and uncertainties, including:
•	Inability to successfully integrate the acquired operations into our institutions and maintain uniform standards, controls, policies and procedures; and
•	Issues not discovered in our due diligence process, including commitments and/or contingencies.

Proposed changes in U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

During May 2009, the U.S. Treasury Department announced that it will seek legislative changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies.   DeVry’s effective income tax rate reflects benefits derived from operations outside the United States.  Earnings of Ross University’s international operations are not subject to foreign or U.S. federal income taxes as described in Note 10, Income Taxes, to the Consolidated Financial Statements.  If such federal tax laws were changed and some of Ross University’s international earnings were subject to federal income tax, or if certain of DeVry’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted.

DeVry may experience movements in foreign currency exchange rates which could adversely affect our operating results.

As DeVry expands internationally, DeVry will conduct more transactions in currencies other than the U.S. Dollar.  Additionally, the volume of transactions in the various foreign currencies will continue to increase, thus increasing DeVry’s exposure to foreign currency exchange rate fluctuations.  Fluctuations in foreign currency exchange rates could have a material adverse affect on our business, financial condition, results of operations and cash flows.

Expansion into new international markets will subject DeVry to risks inherent in international operations.

As part of its growth strategy, DeVry has acquired and intends to acquire or establish additional educational operations outside of the United States.  To the extent that DeVry expands internationally, DeVry will face risks that are inherent in international operations including:
•	Compliance with foreign regulatory environments;
•	Currency exchange rate fluctuations
•	Monetary policy risks, such as inflation, hyperinflation and deflation;
•	Price controls or restrictions on exchange of foreign currencies;
•	Political and economic instability in the countries in which DeVry operates;
•	Potential unionization of employees under local labor laws;
•	Multiple and possibly overlapping and conflicting tax laws;
•	Inability to repatriate cash balances; and
•	Compliance with United States regulations such as the Foreign Corrupt Practices Act.

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At June 30, 2009, intangible assets from business combinations totaled $203.2 million, and goodwill totaled $512.6 million.  Together, these assets equaled approximately 50% of total assets as of such date.  If DeVry’s business results  and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $203.2 million of intangible assets and up to $512.6 million of goodwill.

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

As of June 30, 2009, there were 94 DeVry University locations, including both campuses and centers, in operation.  These locations comprised approximately 2,781,000 in total square feet, of which, approximately 1,847,000 square feet were under lease and approximately 934,000 square feet were owned.  No campus that is owned by DeVry is subject to a mortgage or other indebtedness.  DeVry plans to open three to four new DeVry University locations in fiscal 2010.

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

MEDICAL AND HEALTHCARE

Ross University

The medical school’s basic science instructional facilities of approximately 175,000 total square feet are located on an approximately 33 acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease.  In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose lab, library and learning resource centers, offices, bookstore, cafeteria and recreational space. Classrooms and laboratories are furnished with state of the art audio-visual equipment.

During the second quarter of fiscal year 2009, Ross University opened a new clinical center in Freeport, Grand Bahama, and Ross began teaching courses at that center in January 2009.  The students are being taught in temporary space in Grand Bahama with Ross’ new 60,000 – 80,000 square foot clinical center targeted to open sometime after 2011.  Depending on the pace of development, capital expenditures related to opening the clinical center, including land, buildings and equipment, are expected to be in the range of $35 - $60 million over the next several years.

The veterinary school’s pre-clinical instructional facilities of approximately 170,000 total square feet are located on a 50 acre site in St. Kitts. Ross University owns 27 acres and leases 23 acres of pasture land from the government. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns.  Two 180 seat classrooms are currently under construction and are expected to be in service in January 2010.

Ross Health Sciences, Inc., Ross University’s administrative services provider is co-located with a DeVry University facility in North Brunswick, New Jersey.

Chamberlain College of Nursing

Chamberlain leases approximately 55,000 square feet of space in a hospital facility located in St. Louis, Missouri. The Chamberlain facilities include classrooms, dormitory space and administrative offices.  During August 2009, Chamberlain announced that it will be relocating its St. Louis campus to a nearby location, effective March 2010.  In addition, Chamberlain College of Nursing has co-located three campuses with DeVry University’s campuses in Columbus, Ohio; Addison, Illinois; and Phoenix, Arizona.  In July 2009, Chamberlain began offering programs at its campus in Jacksonville, Florida, which is under lease.

U.S. Education

As of June 30, 2009, there were 18 U.S. Education campuses in operation.  These locations comprised approximately 599,000 in total square feet, all of which were under lease.  In addition, U.S. Education leases office space in Mission Viejo, CA; Phoenix, AZ; and Sacramento, CA, for its administrative offices.

PROFESSIONAL EDUCATION

Becker Professional Education is headquartered at DeVry’s administrative office in Oakbrook Terrace, Illinois. In addition to this main administrative center, Becker leases approximately 8,300 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases approximately 3,500 square feet of space in Melville, New York for its eastern regional sales and administrative staff.

CPA and CFA review classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.

OTHER EDUCATIONAL SERVICES

Advanced Academics

Advanced Academics is headquartered in approximately 26,000 square feet of leased office space in Oklahoma City, Oklahoma.   In addition, Advanced Academics leases 4 smaller offices of approximately 2,000 to 3,000 square feet each in Minneapolis, MN; Reno, NV; Yakima, WA and Tracy, CA, for its teaching faculty and student service staff.

Fanor

Fanor currently operates three campuses and two centers in the cities of Fortaleza and Salvador, Brazil.   Fanor’s administrative functions are co-located with a campus in Fortaleza, which is an owned facility.

HOME OFFICE

DeVry’s administrative offices are located in approximately 129,000 square feet of leased space in an office tower in Oakbrook Terrace, Illinois, a suburb of Chicago. In addition, it leases more than 50,000 square feet in an adjacent building for a data center, additional office space and storage.  In early calendar year 2010, DeVry will be relocating its administrative offices to two leased facilities in nearby Oak Brook and Downers Grove, Illinois.

In fiscal 2005, DeVry purchased a 108,000 square foot building in Naperville, Illinois, a nearby location, to house its expanding online operations.  In June 2008, DeVry purchased a 110,000 square foot building in Wood Dale, Illinois, a Chicago suburb, for expansion of its growing online operations.

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

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered judgment dismissing all of  plaintiffs’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  On July 31, 2009, the Ninth Circuit dismissed the appeal as moot, citing the repeal of the statute on which all plaintiffs’ claims had been based.

Beginning in May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, conducted an inquiry concerning DeVry’s compliance with Title IV regulations relating to recruiter compensation.  DeVry cooperated fully with the inquiry and on October 16, 2008, was advised by the U.S. Attorney for the Northern District of Illinois that the government had concluded its inquiry and had declined to intervene in a sealed qui tam case which had precipitated the inquiry.  The False Claims Act case, which was unsealed as a result of the government’s action, had been filed in September 2007 by a former DeVry employee, Jennifer S. Shultz, in the United States District Court for the Northern District of Illinois, Eastern Division on behalf of the government.  A first amended complaint was unsealed by a court order dated December 31, 2008.  The allegations in the first amended complaint relate to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act and the Department of Education regulations prohibiting an institution participating in Title IV programs from providing to any person or entity engaged in any student recruitment or admissions activity any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  On January 26, 2009, DeVry filed a motion to dismiss the first amended complaint entirely.  On March 4, 2009, the District Court granted DeVry’s motion to dismiss, entering judgment and dismissing the case with prejudice.  On March 16, 2009, Shultz appealed the dismissal to the Seventh Circuit Court of Appeals.  On June 23, 2009, a settlement in principle was reached between DeVry and Ms. Shultz in connection with a court-sponsored mediation process whereby DeVry would stand by its consistently-held position denying any wrong doing and pay $4.9 million to finally resolve the matter, and avoid the cost and distraction of a potentially protracted appeals process.  The settlement is conditioned upon obtaining approval of the Department of Justice and finalizing settlement terms that would release DeVry from other False Claims Act cases based upon the conduct covered by the settlement.  DeVry and Ms. Shultz have submitted the settlement to the United States Department of Justice for its approval.  Should the parties fail to conclude the settlement on the proposed or other terms, the appeal to the Seventh Circuit Court of Appeals will resume.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of DeVry’s security holders during the fourth quarter of the fiscal year.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience

Daniel M. Hamburger President and Chief Executive Officer, DeVry Inc.	45
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

David J. Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	52
Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes, a market-funded educational management company, from July 2001 to October 2005.

Thomas C. Shepherd Executive Vice President, DeVry Inc. and President, Ross University	59
Dr. Shepherd joined DeVry in October 2004 as President of Ross University. Prior to joining DeVry, Dr. Shepherd was President of Bastyr University, a Washington based university with offerings in healthcare education. He also co-founded Royale Healthcare, a hospital management company, and has served in senior management roles for several hospitals and healthcare facilities.

Richard M. Gunst Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	53
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

Sharon Thomas Parrott Senior Vice President, Government and Regulatory Affairs and Chief Compliance Officer, DeVry Inc.	59
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

Gregory S. Davis Senior Vice President, General Counsel and Corporate Secretary, DeVry Inc.	47
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

Donna N. Jennings Senior Vice President, Human Resources, DeVry Inc.	47
Ms. Jennings joined DeVry in October 2006 as Vice President of Human Resources. Prior to joining DeVry, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric P. Dirst Senior Vice President, Chief Information Officer, DeVry Inc.	42
Mr. Dirst joined DeVry in May 2008 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2000 to 2008.

Steven Riehs President, DeVry Online Services	49
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

Thomas J. Vucinic Senior Vice President, DeVry Inc. and President, Becker Professional Education	62	Mr. Vucinic has been the President of Becker Professional Education since July 2006 and General Manager since 1997. Prior to that, Mr. Vucinic was DeVry’s director of financial planning and analysis.

John P. Roselli Senior Vice President, Business Development and International, DeVry Inc.	45
Mr. Roselli joined DeVry in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education.  In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning.

Patrick J. Unzicker Vice President & Controller, DeVry Inc.	38
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

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Fiscal 2009			Fiscal 2008
	Dividends Paid	High	Low	Dividends Paid	High	Low
First Quarter	$0.06	$59.79	$47.06	$0.05	$38.42	$31.70
Second Quarter	-	60.50	40.67	-	59.97	36.79
Third Quarter	0.08	64.69	40.50	0.06	61.25	39.25
Fourth Quarter	-	51.00	38.19	-	61.57	41.85

(b) Approximate Number of Security Holders

There were 495 holders of record of DeVry’s common stock as of August 1, 2009. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.

(c) Dividends

DeVry is a holding company and, as such, is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries’ debt agreements, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2009 to fund its current operations, reinvest in capital equipment as appropriate, reduce outstanding debt and remain in full compliance with the covenants in its debt agreements. In May 2009, the Board of Directors declared a dividend of $0.08 per share of common stock, paid in July 2009.  DeVry's Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.16 per share.  There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the board of directors deems relevant.  See Note 5 to the Consolidated Financial Statements for historical dividend declaration information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
April 2009	142,900	$44.11	142,900	$27,991,312
May 2009	147,050	43.36	147,050	21,614,533
June 2009	112,800	46.97	112,800	16,315,867
Total	402,750	$44.64	402,750	$16,315,867

1On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  The total remaining authorization under the repurchase program was $16,315,867 as of June 30, 2009.

Other Purchases of Equity Securities

There were no such purchases for the three month period ended June 30, 2009.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry’s Common Stock during the period from June 30, 2004, through June 30, 2009, with the cumulative return on the NYSE Stock Market Index (U.S. Companies), and two industry group indices.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2004
AMONG DEVRY INC., NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2004	2005	2006	2007	2008	2009
DeVry Inc.	100.0	72.6	80.1	124.1	195.8	183.2
NYSE Market Index - U.S. Companies	100.0	106.5	121.6	145.8	127.8	90.1
Industry Group Index (1)	100.0	86.6	75.0	59.5	74.2	57.8

Data for this graph was prepared by Zacks Investment Research.

Assumes $100 was invested on June 30, 2004 in DeVry Inc. Common Stock, the NYSE Stock Market Index (U.S. Companies), and the Industry Group (1), and that all dividends were reinvested.

(1) The Industry Group consists of the following companies selected on the basis of similarity in nature of their business: Apollo Group, Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., ITT Educational Services, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute.  DeVry believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 109 of this report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

DeVry’s continued focus on student academic outcomes and execution of its growth and diversification strategy produced solid financial results for fiscal year 2009 in a challenging economic environment.  Financial and operational highlights for fiscal year 2009 include:

•
Total revenues rose 33.9%, reaching a record high of $1,461.5 million, and record net income of $165.7 million increased 32.0% over the prior year, while at the same time making investments to drive academic quality and future growth.

•
As a result of DeVry’s diversification strategy, solid operating performance in its Business, Technology and Management and Medical and Healthcare segments more than offset an earnings decline at its Professional Education and Other Educational Services segments.  The Professional Education segment results continue to reflect the economic downturn and the impact on the financial firms that the segment serves.  The Other Education Services segment results reflect increased investment to drive future enrollment growth at Advanced Academics.

•
On September 18, 2008, DeVry acquired the operations of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million.  Apollo College and Western Career College operate 18 campus locations in the western United States and prepare students for careers in the healthcare sector.

•
On April 1, 2009, DeVry acquired an 82.3% majority stake in Fanor for $40.4 million.  Fanor is a leading provider of private postsecondary education in northeastern Brazil.  Fanor serves more than 10,000 students through undergraduate and graduate programs focused in business management, law and engineering.  This acquisition marks DeVry’s entry into South America and further diversifies its geographic presence.

•
In connection with its real estate optimization strategy, DeVry bought-out a portion of the lease for its DeVry University Campus in Long Island City, New York.  In connection with this transaction, DeVry recorded an after tax charge of $2.5 million, or $0.04 per share.  This action favorably impacts pre-tax operating income by approximately $1.9 million per year through the end of the lease in April 2014.

•
During November 2008, DeVry began repurchasing shares of its common stock under a $50 million repurchase program, which was approved by its Board of Directors in May 2008.  During fiscal year 2009, DeVry repurchased 707,533 shares at a total cost of approximately $33.7 million.

•
DeVry’s financial position remained strong as it generated $249.6 million of operating cash flow during fiscal year 2009, driven primarily by strong operating results. As of June 30, 2009, cash, marketable securities and investment balances totaled $225.4 million and outstanding borrowings were $124.8 million.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

As described in Note 8 to the financial statements, DeVry executed certain real estate transactions in fiscal years 2007, 2008 and 2009, which resulted in significant lease termination charges and, losses and gains on the sales of facilities.   As discussed in Note 9, DeVry recorded a charge for certain workforce reductions in fiscal year 2007.  Also, as discussed in Note 14, DeVry recorded a litigation settlement reserve in fiscal year 2009.  The following table illustrates the effects of the real estate transactions, separation plan severance and litigation settlement reserve on DeVry’s earnings.  Management believes that the non-GAAP disclosure of net income and earnings per share excluding these items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and are useful for period-over-period comparisons of such operations given the discrete nature of the real estate transactions, separation plan severance and litigation settlement reserve.  DeVry uses these supplemental financial measures internally in its budgeting process.  However, the non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP.  The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):

	Fiscal Year
	2009	2008	2007
Net Income	$165,613	$125,532	$76,188
Earnings per Share (diluted)	$2.28	$1.73	$1.07
Separation Plan Severance (net of tax)	--	--	$3,807
Effect on Earnings per Share (diluted)	--	--	$0.05
Loss(Gain) on Real Estate Transactions (net of tax)	$2,543	$2,279	$(12,672)
Effect on Earnings per Share (diluted)	$0.03	$0.03	$(0.18)
Litigation Settlement Reserve (net of tax)	$3,131	--	--
Effect on Earnings per Share (diluted)	$0.05	--	--
Net Income Excluding the Loss(Gain) on Real Estate Transactions, Separation Plan Severance and Litigation Settlement Reserve (net of tax)	$171,287	$127,811	$67,323
Earnings per Share Excluding the Loss(Gain) on Real Estate Transactions, Separation Plan Severance and Litigation Settlement Reserve (diluted)	$2.36	$1.77	$0.94

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior two fiscal years.  Percents may not add because of rounding.

	Fiscal Year
	2009	2008	2007

Revenue	100.0%	100.0%	100.0%
Cost of Educational Services	45.8%	46.1%	52.1%
Separation Plan Severance	--	--	0.7%
Loss (Gain) on Sale of Assets	0.3%	0.3%	(2.2%)
Litigation Settlement Reserve	0.3%	--	--
Student Services & Administrative Expense	37.5%	38.7%	38.5%
Total Operating Expenses	83.9%	85.1%	89.0%
Operating Income	16.1%	14.9%	11.0%
Interest Income	0.4%	1.0%	0.8%
Interest Expense	(0.2%)	(0.1%)	(0.5%)
Net Investment Gain	0.0%	--	--
Net Interest and Other Income (Expense)	0.2%	0.9%	0.3%
Income Before Minority Interest and Income Taxes	16.2%	15.8%	11.2%
Minority Interest	0.0%	--	--
Income Tax Provision	4.9%	4.3%	3.1%
Net Income	11.3%	11.5%	8.2%

During the fourth quarter of fiscal year 2009 and in connection with the acquisition of Fanor, DeVry realigned its reporting segments and included a new segment.  All periods presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the segment realignment.  The four  segments are as follows:

•	Business, Technology and Management: previously named DeVry University segment and comprised of DeVry University and Advanced Academics. This segment is now comprised solely of DeVry University.
•	Medical and Healthcare: comprised of Ross University, Chamberlain College of Nursing and U.S. Education
•	Professional Education: comprised of Becker Professional Education
•	Other Educational Services: newly formed segment comprised of Advanced Academics and Fanor

FISCAL YEAR ENDED JUNE 30, 2009 VS. FISCAL YEAR ENDED JUNE 30, 2008

REVENUES

Total consolidated revenues for fiscal 2009 of $1,461.5 million increased $369.6 million, or 33.9%, as compared to last year. Revenues increased at all four of DeVry’s business segments as a result of continued growth in total student enrollments, improved student retention and tuition price increases.  In addition, U.S. Education, which was acquired on September 18, 2008, and Fanor, which was acquired on April 1, 2009, contributed a total of $150.7 million of revenue growth in fiscal year 2009.  The revenue growth rate for Becker Professional Education slowed significantly during fiscal year 2009 due to the economic downturn.

Business, Technology and Management

During fiscal year 2009, Business, Technology and Management segment revenues increased by 18.8% to $989.5 million as compared to fiscal year 2008 driven primarily by strong enrollment growth. The Business, Technology and Management segment is comprised solely of DeVry University.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 12.6% from summer 2007 (40,774 students) to summer 2008 (45,907 students);

•	Increased by 16.9% from fall 2007 (44,594 students) to fall 2008 (52,146 students);

•	Increased by 18.8% from spring 2008 (44,814 students) to spring 2009 (53,259 students); and

•
Increased by 21.9% from summer 2008 (45,907 students) to summer 2009 (55,979 students).  This was a record high enrollment at DeVry University and marked the eleventh consecutive term of positive total undergraduate student enrollment growth from the year-ago level.

New undergraduate enrollment by term:

•	Increased by 19.3% from summer 2007 (13,906 students) to summer 2008 (16,595 students);

•	Increased by 19.7% from fall 2007 (13,204 students) to fall 2008 (15,811 students);

•	Increased by 15.1% from spring 2008 (12,410 students) to spring 2009 (14,288 students); and

•
Increased by 14.8% from summer 2008 (16,595 students) to summer 2009 (19,057 students).  The summer 2009 term was the fourteenth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 14.2% from the July 2007 session (14,023 coursetakers) to the July 2008 session (16,017 coursetakers);

•	Increased by 12.2% from the September 2007 session (15,857 coursetakers) to the September 2008 session (17,799 coursetakers);

•	Increased by 13.7% from the November 2007 session (15,657 coursetakers) to the November 2008 session (17,803 coursetakers);

•	Increased by 12.1% from the January 2008 session (17,377 coursetakers) to the January 2009 session (19,475 coursetakers);

•	Increased by 13.8% from the March 2008 session (17,005 coursetakers) to the March 2009 session (19,357 coursetakers);

•	Increased by 13.8% from the May 2008 session (16,537 coursetakers) to the May 2009 session (18,822 coursetakers); and

•	Increased by 12.3% from the July 2008 session (16,017 coursetakers) to the July 2009 session (17,991 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.3% in July 2008 as compared to the prior year; and

•	Graduate school program tuition increased by approximately 3.1% in July 2008 as compared to the prior year.

Management believes the increased undergraduate student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education and career outcomes, improved marketing and recruiting efforts, continued strong demand for DeVry University’s online programs and a heightened focus on the retention of existing students.  Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have produced positive graduate enrollment results.  In addition, management believes that the economic downturn has had a small, but positive, impact on enrollments, as individuals have returned to post-secondary education for job re-tooling. Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of educational materials.

Partly offsetting the increases in revenue from enrollment growth and higher tuition rates was a decline in average course load per student driven by the continued mix shift toward online enrollments and economic conditions.

Medical and Healthcare

Medical and Healthcare segment revenues increased 113.6% to $362.7 million in fiscal year 2009 as compared to the prior year.  U.S. Education, which was acquired on September 18, 2008, contributed $141.7 of revenue growth in fiscal year 2009.   Excluding the impact of the acquisition, fiscal year 2009 segment revenues grew 30.1% over the prior year. In addition, increases in student enrollments and tuition rates at both Ross University and Chamberlain College of Nursing (“Chamberlain”) also contributed to segment revenue growth.  Key trends for Ross University, Chamberlain and U.S. Education are set forth below.

Ross University total enrollment by term:

•	Increased by 7.9% from May 2007 (3,767 students) to May 2008 (4,064 students);

•	Increased by 8.8% from September 2007 (3,876 students) to September 2008 (4,219 students);

•	Increased by 7.8% from January 2008 (4,011 students) to January 2009 (4,323 students); and

•	Increased by 9.4% from May 2008 (4,064 students) to May 2009 (4,448 students).

Ross University new student enrollment by term:

•	Increased by 15.6% from May 2007 (416 students) to May 2008 (481 students);

•	Increased by 6.3% from September 2007 (572 students) to September 2008 (608 students);

•	Increased by 10.9% from January 2008 (551 students) to January 2009 (611 students); and

•	Increased by 16.8% from May 2008 (481 students) to May 2009 (562 students).

Chamberlain College of Nursing total enrollment by term:

•
Increased by 122.1% from July 2007 (1,089 students) to July 2008 (2,419 students).  The student enrollments for July 2008 have been revised from the amount previously reported based on a change in Chamberlain’s enrollment reporting process.  Enrollments are now reported on a basis consistent with the enrollment term as opposed to reporting enrollments at a point-in-time.

•	Increased by 116.0% from November 2007 (1,485 students) to November 2008 (3,207 students);

•	Increased by 104.5% from March 2008 (1,820 students) to March 2009 (3,722 students); and

•	Increased by 77.8% from July 2008 (2,419 students) to July 2009 (4,302 students).

Chamberlain College of Nursing new student enrollment by term:

•
Increased by 182.0% from July 2007 (364 students) to July 2008 (1,026 students). The student enrollments for July 2008 have been revised from the amount previously reported based on a change in Chamberlain’s enrollment reporting process.  Enrollments are now reported on a basis consistent with the enrollment term as opposed to reporting enrollments at a point-in-time.

•	Increased by 114.6% from November 2007 (635 students) to November 2008 (1,363 students);

•	Increased by 72.9% from March 2008 (717 students) to March 2009 (1,240 students); and

•	Increased by 51.9% from July 2008 (1,026 students) to July 2009 (1,558 students).

U.S. Education total enrollment by term:

•	Increased by 15.9% from July 2007 (7,792 students) to July 2008 (9,028 students);

•	Increased by 19.4% from November 2007 (8,534 students) to November 2008 (10,186 students); and

•	Increased by 21.8% from March 2008 (8,973 students) to March 2009 (10,928 students); and

•	Increased by 17.9% from July 2008 (9,028 students) to July 2009 (10,644 students).

U.S. Education new student enrollment by term:

•	Increased by 16.7% from July 2007 (3,273 students) to July 2008 (3,821 students);

•	Increased by 17.6% from November 2007 (3,980 students) to November 2008 (4,681 students);

•	Increased by 26.8% from March 2008 (3,408 students) to March 2009 (4,323 students); and

•	Increased by 15.4% from July 2008 (3,821 students) to July 2009 (4,411 students).

Tuition rates:

•	Tuition and fees for the Ross University core sciences programs increased by approximately 6.8% for the September 2007 term and approximately 5.4% effective with the September 2008 term.

•
Tuition and fees for the Ross University final clinical portion of the programs increased by approximately 7.5% for the September 2007 term and approximately 5.3% for the medical school and 5.5% for the veterinary school effective with the September 2008 term.

•	Tuition for Chamberlain increased approximately 5% effective July 2007.

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

The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program and the opening of its Addison, Illinois, and Phoenix, Arizona, campuses in March 2008.  These locations are co-located with existing respective DeVry University campuses.  Beginning July 2009, Chamberlain began offering nursing programs at its newly opened campus in Jacksonville, Florida.

Professional Education

Professional Education segment revenues rose 3.8% to $84.2 million in fiscal year 2009 as compared to the prior year.  The primary reason for the increase in revenues was a tuition price increase of approximately 5% partially offset by a decline in enrollments in CFA review courses and self-study CPA review courses.  The revenue growth rate for the Professional Education segment slowed during fiscal year 2009 as compared to the year-ago period due to the economic downturn, particularly among the financial firms that the segment serves.  Management expects that the softness in revenue will persist at least through calendar 2009.

Other Educational Services

Other Educational Services segment revenues grew by $17.0 million or 210.4% to $25.1 million in fiscal year 2009 as compared to the prior year.  The primary reason for the increase was continued enrollment growth at Advanced Academics.  In addition, Fanor, which was acquired on April 1, 2009, contributed $8.9 million of revenue growth.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 33.1% to $669.7 million during fiscal year 2009 as compared to the prior year.  U.S. Education, which was acquired by DeVry on September 18, 2008, and Fanor, which was acquired on April 1, 2009 accounted for more than half of the increase in Cost of Educational Services during fiscal year 2009.  Cost increases were also incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University locations as compared to the prior year.  In addition, higher costs were incurred to support increasing student enrollments and capacity expansion to drive future growth at Ross University.  During the third quarter of fiscal 2009, Ross University began teaching courses at its newly opened clinical training center in Freeport, Grand Bahama.  Also, cost increases were incurred for the operation of two additional Chamberlain campuses  which began offering programs in March 2008 and a newly opened campus in Jacksonville, Florida, which began offering programs in July 2009.  Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2009 as a result of an increase in the fair value of the awards granted during the current year and an increase in the number of awards to retirement eligible employees, which are fully expensed upon grant.

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services.  Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees.   Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships.   Recently, the hospital group closed two of its hospitals due to financial difficulties.  To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals.  During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract.  The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships.  As of June 30, 2009, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $8.1 million.  Though Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.5 million was provided against the prepaid balance during the third quarter of fiscal year 2009.

As a percent of revenue, Cost of Educational Services decreased to 45.8% in fiscal year 2009 from 46.1% during the prior year period.  The decrease was the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.

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

In January 2009, DeVry entered into an agreement to buyout the lease for approximately 40 percent of the space DeVry University occupied at its Long Island City, New York, campus.  In connection with this transaction, DeVry recorded a pre-tax charge of approximately $4.0 million. The charge was composed of a $2.7 million cash outlay and a non-cash charge of $1.3 million related to the write-off of leasehold improvements, net of a deferred rent credit. After-tax, the charge was $2.5 million or $0.04 per share. This action favorably impacts future pre-tax operating income by approximately $1.9 million per year through the end of the lease, which expires in April 2014, and has a cash payback of less than two years.

These transactions were executed as a part of DeVry’s real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure the optimal mix of large campuses, small campuses and DeVry University centers to meet the demand of the markets it serves.  This process also improves capacity utilization and enhances economic value.  This strategy may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings of U.S. Education and Chamberlain College of Nursing at DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, including whether the facilities involved are owned or leased, with the ultimate goal being to drive economic value.

Litigation Settlement Reserve

During the fourth quarter of fiscal year 2009, DeVry recorded an accrual of $4.9 million for a litigation settlement that has been reached in principle but is conditioned upon obtaining governmental approval.  See the Contingencies section of Management’s Discussion of Analysis of Financial Condition and Results of Operations for additional discussion of this matter.

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 29.7% to $548.1 million during fiscal year 2009 as compared to the prior year.  The fiscal year 2009 acquisitions of U.S. Education and Fanor accounted for nearly one-third of the increase in Student Services and Administrative Expense.  The balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  In addition, cost increases were incurred in information technology and student services.  Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2009 as a result of an increase in the fair value of the awards granted and an increase in the number of awards to retirement eligible employees, which are fully expensed upon grant.

As a percent of revenue, Student Services and Administrative Expense decreased to 37.5% in fiscal year 2009 from 38.7% during the prior year.  The decrease was the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and home office support personnel.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during fiscal year 2009 as compared to the year ago period.  Increased amortization of finite-lived intangible assets resulting from the acquisitions of U.S. Education and Fanor was partially offset by a decrease in amortization of finite-lived intangible assets related to Ross University and Chamberlain, as such assets are fully amortized.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

OPERATING INCOME

Total consolidated operating income for fiscal year 2009 of $234.8 million increased $72.5 million, or 44.7%, as compared to the prior year. Operating income increased at DeVry’s respective Business, Technology and Management and Medical and Healthcare segments.  These increases were partially offset by a decline in operating profit at DeVry’s Professional Education and Other Educational Services segments.

Business, Technology and Management

Business, Technology and Management segment operating income increased 53.1% to $126.9 million during fiscal year 2009, as compared to the prior year.  The increase in operating income was the result of higher revenue and gross margins, which were partially offset by increased spending on advertising and recruiting as compared to the prior year.  Fiscal year 2009 results include a $4.9 litigation settlement reserve and a $4.0 million pre-tax charge related to the buy-out of a portion of a lease of the DeVry University campus in Long Island City, New York.  Fiscal year 2008 results included a $3.7 million pre-tax loss from sale leaseback transactions.   Excluding the impact of the litigation settlement reserve and real estate transactions in both the current fiscal year of $8.9 million and the prior year period of $3.7 million, Business, Technology and Management segment fiscal year 2009 operating income of $135.8 million increased 56.7% as compared to the year-ago period.

Medical and Healthcare

Medical and Healthcare segment operating income increased 75.4% to $91.7 million during fiscal year 2009 as compared to the prior year.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year period as compared to the prior year even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain.  U.S. Education, which was acquired on September 18, 2008, also accounted for a significant portion of the operating profit growth for this segment.

Professional Education

Professional Education segment operating income declined 9.4% to $30.7 million during fiscal year 2009 as compared to the prior year.  The decrease in operating income was the result of slowed revenue growth and increased investments in advertising and marketing related to expanding its business-to-business sales channel and costs associated with operating a new office in Hong Kong.

Other Educational Services

For fiscal year 2009, Other Educational Services segment recorded an operating loss of $1.0 million as compared to operating income of $0.5 million during fiscal year 2008.  The decrease in operating loss was the result of increased investments at Advanced Academics to drive future enrollment growth partially offset by operating income from Fanor, in which DeVry acquired a majority stake on April 1, 2009.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 49.8%, to $5.3 million during fiscal year 2009 as compared to the prior year.  Despite an increase in invested balances as compared to the prior year, interest income decreased because of lower interest rates earned on invested balances throughout fiscal year 2009.  The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of U.S. Education and Fanor.

Interest expense increased by $2.2 million to $2.8 million during fiscal year 2009 as compared to the prior year.  The increase in interest expense was attributable to higher average borrowings during the current year.  DeVry borrowed approximately $166 million in September 2008 to finance the acquisition of U.S. Education.  As of June 30, 2009, total outstanding borrowings were $124.8 million.

During fiscal year 2009, DeVry recorded a net investment gain of $43,000.  This net gain was comprised of a $1,266,000 gain from the settlement of a foreign exchange contract entered into in connection with DeVry’s signing of a definitive agreement to purchase a majority share in Fanor (as discussed in Note 6 to the Consolidated Financial Statements).  Partially offsetting this gain was a $1,223,000 net loss associated with the changes in the valuation of DeVry’s auction rate security portfolio and related put option (as discussed in Note 2 to the Consolidated Financial Statements).  DeVry will continue to assess the fair value of these two individual assets (auction rate securities and the right to put such securities back to the broker) and record changes each period until the rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   DeVry expects that future changes in the fair value of the rights will offset fair value movements in the related auction rate securities.

INCOME TAXES

Taxes on income were 30.2% of pretax income for fiscal year 2009, compared to 27.1% for the prior year.  The higher effective tax rate  was attributable to a greater proportion of pre-tax  income being generated by U.S. operations versus the offshore operations of Ross University in the current year as compared to the prior year.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

FISCAL YEAR ENDED JUNE 30, 2008 VS. FISCAL YEAR ENDED JUNE 30, 2007

REVENUES

Total consolidated revenues for fiscal 2008 of $1,091.8 million increased $158.4 million, or 17.0%, as compared to fiscal year 2007.  Fiscal year 2008 revenues increased at all four of DeVry’s business segments as a result of continued growth in total student enrollments, improved student retention and tuition price increases as compared to the year ago period. In addition, revenues increased because of higher sales of Becker CPA review materials.

Business, Technology and Management

During fiscal year 2008, Business, Technology and Management segment revenues increased by 14.3% to $832.8 million as compared to fiscal year 2007.  DeVry University tuition revenues are the sole component of total revenues in the Business, Technology and Management segment. The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 9.8% from summer 2006 (37,132 students) to summer 2007 (40,774 students);

•	Increased by 10.3% from fall 2006 (40,434 students) to fall 2007 (44,594 students);

•	Increased by 10.3% from spring 2007 (40,637 students) to spring 2008 (44,814 students); and

•
Increased by 12.6% from summer 2007 (40,774 students) to summer 2008 (45,907 students).  This was DeVry University’s eighth consecutive term of positive total undergraduate student enrollment growth from the prior year period.

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

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 11.1% from the July 2006 session (12,617 coursetakers) to the July 2007 session (14,023 coursetakers);

•	Increased by 12.7% from the September 2006 session (14,069 coursetakers) to the September 2007 session (15,857 coursetakers);

•	Increased by 12.5% from the November 2006 session (13,920 coursetakers) to the November 2007 session (15,657 coursetakers);

•	Increased by 13.7% from the January 2007 session (15,278 coursetakers) to the January 2008 session (17,377 coursetakers);

•	Increased by 15.2% from the March 2007 session (14,756 coursetakers) to the March 2008 session (17,005 coursetakers);

•	Increased by 15.7% from the May 2007 session (14,290 coursetakers) to the May 2008 session (16,537 coursetakers); and

•	Increased by 14.2% from the July 2007 session (14,023 coursetakers) to the July 2008 session (16,017 coursetakers).

Tuition rates:

•	Undergraduate program tuition increased by approximately 4.5% in July 2007; and

•	Graduate school program tuition increased by approximately 0% to 5%, depending on location, effective with the July 2007 session, with a weighted average increase of 2.7%.

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

Ross University total enrollment by term:

•	Increased by 9.9% from May 2006 (3,428 students) to May 2007 (3,767 students);

•	Increased by 4.1% from September 2006 (3,724 students) to September 2007 (3,876 students);

•	Increased by 7.0% from January 2007 (3,747 students) to January 2008 (4,011 students); and

•	Increased by 7.9% from May 2007 (3,767 students) to May 2008 (4,064 students).

Ross University new student enrollment by term:

•	Decreased by 5.2% from May 2006 (439 students) to May 2007 (416 students);

•	Decreased by 8.9% from September 2006 (628 students) to September 2007 (572 students);

•	Increased by 11.1% from January 2007 (496 students) to January 2008 (551 students); and

•	Increased by 15.6% from May 2007 (416 students) to May 2008 (481 students).

Chamberlain College of Nursing total enrollment by term:

•	Increased by 83.3% from July 2006 (594 students) to July 2007 (1,089 students); and

•	Increased by 122.1% from July 2007 (1,089 students) to July 2008 (2,419 students).

Tuition rates:

•	Tuition and fees for the Ross University core sciences programs increased by approximately 5.4% for the September 2006 term and approximately 6.8% effective with the September 2007 term;

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

Professional Education

Professional Education segment revenues reached a record high of $81.1 million for fiscal year 2008, increasing by $13.2 million, or 19.4% from the prior year. The primary reasons for the increase were higher sales of CPA review courses on CD-ROM and increased enrollment in Becker Professional Review’s CPA review courses.  Management believes these increases were being driven largely by Becker’s success in capturing the continuing strong demand for CPAs from accounting and consulting firms.  Also contributing to the growth in revenues was a price increase of approximately 5%, effective July 2007.

Other Educational Services

Other Educational Services segment revenues were $8.1 million in fiscal year 2008.  On October 31, 2007, DeVry acquired Advanced Academics, Inc., which comprised the Other Educational Services segment for fiscal year 2008.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 3.4% to $503.1 million during fiscal year 2008 as compared to fiscal year 2007.  Cost increases were incurred in support of the higher number of DeVry University Centers, expanding online program enrollments and from Advanced Academics, which was acquired on October 31, 2007. In addition, cost increases were incurred at Ross University to both support increasing student enrollments and capacity expansion to drive future growth.  Also, Cost of Educational Services increased due to the operation of two additional Chamberlain locations which began offering programs in March 2008.  Partially offsetting these cost increases were savings realized from the voluntary and involuntary work force reductions taken at DeVry University during the fourth quarter of fiscal year 2007 along with facility cost reductions from DeVry University’s ongoing real estate optimization program.

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

Separation Plan Severance

During the third quarter of fiscal year 2007, DeVry offered a voluntary separation plan (VSP) to eligible DeVry University campus-based employees, and during the fourth quarter of fiscal year 2007, DeVry University announced plans for an involuntary reduction in force (RIF).  In connection with these actions, DeVry University reduced its workforce by approximately 220 employees, and recorded a total pre-tax charge of approximately $6.3 million in fiscal year 2007. The charge consisted of severance pay and extended medical and dental benefits coverage. The charge was separately classified in the Consolidated Statements of Income as a component of Total Costs and Expenses and was related to the Business, Technology and Management reportable segment.

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

The recorded net loss on the sale of the facilities and the recognition of the deferred lease credits was separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and was related to the Business, Technology and Management reportable segment.

In September 2006, DeVry sold its facility located in West Hills, California, for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  This gain was separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and was also related to the Business, Technology and Management reportable segment.

These transactions were executed as a part of DeVry’s ongoing real estate optimization strategy, which involves evaluating DeVry’s current facilities and locations in order to ensure the optimal mix of large campuses, small campuses and DeVry University centers to meet the demand of each market that it serves.  This process also improves capacity utilization and enhances economic value.  This strategy may include actions such as reconfiguring large campuses; renegotiating lease terms; sub-leasing excess space and relocating to smaller locations within the same geographic area to increase market penetration.  DeVry will also consider co-locating other educational offerings such as Chamberlain College of Nursing with DeVry University campuses.  Future actions under this program could result in accounting gains and/or losses depending upon real estate market conditions, including whether the facility is owned or leased and other market factors.

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

As a percent of revenue, Student Services and Administrative Expense increased to 38.7% in fiscal year 2008 from 38.5% during the prior year.  The increase was the result of additional investments in advertising and recruiting to drive and support future enrollment growth as well as cost increases for improved information technology and student services.

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

OPERATING INCOME

Total consolidated operating income for fiscal year 2008 of $162.3 million increased $60.0 million, or 58.7%, as compared to the prior year. Operating income increased at all four of DeVry’s business segments.

Business, Technology and Management

Business, Technology and Management segment operating income increased 115.7% to $82.9 million during fiscal year 2008, as compared to the prior year period.  Revenue increased and gross margin improved significantly during fiscal year 2008, which was partially offset by the loss from sale leaseback transactions.  In September 2007, DeVry executed sale leaseback transactions for its facilities in Seattle, Washington; Phoenix, Arizona; and Alpharetta, Georgia. In connection with these transactions, DeVry recorded a pre-tax loss of $3.7 million during the fiscal year 2008.  During fiscal year 2007, DeVry recorded pre-tax gains of $20.8 million associated with facility sales and recorded a pre-tax charge of $6.3 million in connection with separation plans.  The loss in fiscal year 2008 and gain and charge in fiscal year 2007 were included in operating income of the Business, Technology and Management reportable segment.  Excluding the impact of these items in both fiscal year 2008 of a $3.7 million loss and fiscal year 2007 net gain of $14.5 million, Business, Technology and Management segment fiscal year 2008 operating income of $86.6 million increased $62.7 million from $23.9 million in the year-ago period.

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

Professional Education

Professional Education segment operating income rose 31.4% to $33.8 million during fiscal year 2008 as compared to the year-ago period.  The increase in operating income is the result of higher revenue and improved operating leverage as discussed earlier.

Other Educational Services

Other Educational Services segment operating income was $0.5 million in fiscal year 2008.  On October 31, 2007, DeVry acquired Advanced Academics, Inc., which comprised the Other Educational Services segment for fiscal year 2008.

NET INTEREST AND OTHER INCOME (EXPENSE)

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

INCOME TAXES

Taxes on income were 27.1% of pretax income for fiscal year 2008, compared to 27.4% for the prior year.  The higher effective tax rate in fiscal year 2007 was attributable to the gain on the sale of the West Hills facility and excess adjacent land to the Tinley Park campus, which occurred in fiscal year 2007, and carried a tax rate of 39.1%, partially offset by an increase in the proportion of income generated by U.S. operations versus the offshore operations of Ross University during fiscal year 2008.

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

CRITICAL ACCOUNTING POLICIES

Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2009, describes in more detail the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

DeVry University tuition, Ross University tuition for the basic science semesters, Apollo College, Western Career College and Chamberlain College of Nursing tuition all are billed at the start of each academic term. Such revenue is recognized ratably on a straight-line basis over the academic term. Revenue from Ross University clinical terms is recognized based upon the student’s weekly schedule of actual attendance. Refunds of tuition are reported as a reduction of revenues. Revenues from sales of textbooks, electronic course materials and other educational supplies, and commissions received on sales by bookstores (which are operated by an outside party), are recognized when the sales occur.  Tuition revenue from Advanced Academics Inc. is recognized ratably on a straight-line basis over the course term or the license period depending on the type of contract.

Tuition revenue from Becker Professional Education is recognized ratably on a straight-line basis over the course term. Becker Professional Education self-study CD ROM, textbook and other educational product revenues are recognized when the sales occur. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided.

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

Stock-Based Compensation

Stock-based compensation is recorded as compensation expense. Accordingly, expenses relating to stock-based awards are included in the appropriate expense categories.

If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the prior period.

Impairment of Goodwill and Other Intangible Assets

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2009 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the carrying amounts.

DeVry did not perform interim impairment reviews during fiscal year 2009. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 40% as of the end of fiscal year 2008 and management did not believe business conditions had deteriorated in any of its reporting units to the extent that the fair values of the reporting units or intangible assets would have differed materially from their fiscal year 2008 fair values.  In this regard, revenues grew for all reporting units throughout fiscal year 2009 and operating results and cash flows met or exceeded management expectations for all but the Becker Professional Education (Becker) reporting unit. Though the Becker reporting unit has experienced a slowdown in growth and declining operating profits, this slowdown is considered to be temporary.  Moreover, the fair value of this reporting unit significantly exceeded its carrying value as of the fiscal year 2009 impairment analysis. This reporting unit remains highly profitable with operating margins exceeding 36%. Management believes this negative trend to be temporary and believes its planned business and operational strategies will reverse this negative trend in the foreseeable future.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of June 30, 2009, DeVry’s market capitalization exceeded its book value by approximately 300%. This premium was consistent with that as of June 30, 2008.  Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; unexpected competition; and changes in the market acceptance of our educational programs and the graduates of those programs.

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

DeVry had seven reporting units which contained goodwill as of the fourth quarter fiscal year 2009 analysis.  These reporting units constitute components for which discrete financial information is available and regularly reviewed by management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions.  The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows.  These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis.  The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors.  Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units.  Discount rates of 11% to 13% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.  Actual results may differ from those estimates.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 30%; therefore no impairment of goodwill was recorded as of June 30, 2009.  An increase of 100 basis points in the discount rate used in this analysis would result in a minimum 16% premium of fair value over carrying value.  Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry’s sustained operations.  If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit.  The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities.  If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for Trade Names, Trademarks and Intellectual Property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for Accreditation.  The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years.  The assumed royalty rates and the growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors.  Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 11% to 13% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2009 fourth quarter impairment analysis by at least 50% except those acquired with the acquisitions of U.S. Education and Fanor and the Stalla CFA Trade Name. The newly acquired assets all had fair values at least equal to their carrying values which would be expected considering all have been acquired within nine months of the fourth quarter valuation date. As mentioned above, the Stalla CFA Trade Name is being phased out over the next two years which resulted in an estimated fair value that approximated its carrying value.  This trade name will continue to be used for the next two years and, in management’s opinion, remains a valuable asset in the marketplace. It will be amortized over the two year phase-out period. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2009.    If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

At June 30, 2009, intangible assets from business combinations totaled $203.2 million, and goodwill totaled $512.6 million. Together these assets equal approximately 50% of total assets, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable.  No such circumstances existed in fiscal year 2009.

Income Taxes

DeVry accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. DeVry also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. DeVry’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  DeVry measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which DeVry expects to recover or settle the temporary differences.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  DeVry reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions DeVry has taken.

Estimates and Assumptions

DeVry’s financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenues, and expenses whose exact amounts will not be known until future periods. Management has discussed with the Audit Committee of the Board of Directors the critical accounting policies discussed above and the significant estimates included in the financial statements in this report. Although management believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the financial statements thereby materially affecting results in the future.

DeVry’s financial statements reflect the following significant estimates and assumptions:
•	the method of revenue recognition across academic periods;
•
the estimates and judgments used to record the provision for uncollectible accounts receivable.  DeVry believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to DeVry.  DeVry’s greatest accounts receivable risk is with its DeVry University undergraduate students.  If an additional allowance of 1% of DeVry University undergraduate gross receivables was necessary, an additional provision of approximately $0.5 million would be required;

•	the useful lives of equipment and facilities whose value is a significant portion of DeVry’s total assets;
•	the value and useful lives of acquired finite-lived intangible assets;
•	the value of goodwill and other indefinite-lived intangible assets;
•	the pattern of the amortization of finite-lived intangible assets over their economic life;
•	losses to be realized in the future on the collection of presently owed student receivable balances;
•	the value of deferred tax assets and evaluation of uncertainties under FASB Interpretation No. 48;
•	certain marketable securities are valued using observable and unobservable inputs, such as internally-developed pricing models;
•	costs associated with any settlement of claims and lawsuits in which DeVry is a defendant;
•	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and
•	the value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal 2009 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered judgment dismissing all of  plaintiffs’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  The plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  On July 31, 2009, the Ninth Circuit dismissed the appeal as moot citing the repeal of the statute on which all plaintiffs’ claims had been based.

Beginning in May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, conducted an inquiry concerning DeVry’s compliance with Title IV regulations relating to recruiter compensation.  DeVry cooperated fully with the inquiry and on October 16, 2008, was advised by the U.S. Attorney for the Northern District of Illinois that the government had concluded its inquiry and had declined to intervene in a sealed qui tam case which had precipitated the inquiry.  The False Claims Act case, which was unsealed as a result of the government’s action, had been filed in September 2007 by a former DeVry employee, Jennifer S. Shultz, in the United States District Court for the Northern District of Illinois, Eastern Division on behalf of the government.  A first amended complaint was unsealed by a court order dated December 31, 2008.  The allegations in the first amended complaint relate to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act and the Department of Education regulations prohibiting an institution participating in Title IV programs from providing to any person or entity engaged in any student recruitment or admissions activity any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  On January 26, 2009, DeVry filed a motion to dismiss the first amended complaint entirely.  On March 4, 2009, the District Court granted DeVry’s motion to dismiss, entering judgment and dismissing the case with prejudice.  On March 16, 2009, Shultz appealed the dismissal to the Seventh Circuit Court of Appeals.  On June 23, 2009, a settlement in principle was reached between DeVry and Ms. Shultz in connection with a court-sponsored mediation process whereby DeVry would stand by its consistently-held position denying any wrong doing and pay $4.9 million to finally resolve the matter, and avoid the costs and distraction of a potentially protracted appeals process. The settlement is conditioned upon obtaining approval of the Department of Justice and finalizing settlement terms that would release DeVry from other False Claims Act cases based upon the conduct covered by the settlement.  DeVry and Ms. Shultz have submitted the settlement to the United States Department of Justice for its approval.  Should the parties fail to conclude the settlement on the proposed or other terms, the appeal to the Seventh Circuit Court of Appeals will resume.

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

In connection with the turmoil in the credit markets and economic downturn over the past twelve months, some lenders announced that they were changing or exiting certain private loan programs.  Also, certain lenders have tightened underwriting criteria for private loans.  To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments.  DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including its DeVry University EDUCARD® program.

The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2008 and 2007, respectively.  Final data for fiscal year 2009 is not yet available.

	Fiscal Year
Funding Source:	2008	2007
Federal Assistance (Title IV) Program Funding:
Grants and Loans	70%	64%
Federal Work Study	1%	1%
Total Title IV Program Funding	71%	65%
State Grants	3%	3%
Private Loans	5%	6%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	21%	26%
Total	100%	100%

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each semester. Historically, accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of June.

At June 30, 2009, total accounts receivable, net of related reserves, was $104.4 million, compared to $55.2 million at June 30, 2008. Nearly seventy-five percent of the increase was due to accounts receivable associated with the respective acquisitions of U.S. Education and Fanor.  The remainder of the increase was primarily attributable to the impact on receivables from revenue growth across all four business segments as compared to the year-ago period.

To reduce the level of interim student financing under the DeVry University undergraduate EDUCARD® program, many students participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose federal and state funded financial aid is not sufficient to cover all their costs of education. DeVry has entered into a limited default risk sharing arrangement for some of these loans. At June 30, 2009, DeVry had reserved for and recognized as expense the amount of DeVry’s share of the default risk.

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

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University, Chamberlain, Apollo College and Western Career College. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year.  The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2008 and 2007, respectively.  Final data for fiscal year 2009 is not yet available.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2009, cash in the amount of $5.3 million was held in restricted bank accounts, compared to $4.1 million at June 30, 2008.

As described in more detail in “Item 1. Description of Business,” institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers equity, primary reserve, and net income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score at June 30, 2009, and determined that it exceeds 1.5. Management believes DeVry will continue to demonstrate the required level of financial stability.

Cash from Operations

Cash generated from operations in fiscal year 2009 was $249.6 million, compared to $198.6 million in the prior year period.  Cash flow from operations increased $40.1 million due to higher net income.  Greater cash flow was also a result of an increase in deferred tuition revenue and advanced tuition payments of $12.0 million driven by increased student enrollments and timing in the receipt of student payments prior to the start of the term.  An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $12.4 million greater source of cash.  In addition, cash flow from operations increased by a $13.0 million from a greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  These increases in operating cash flow were partially offset by an increase in accounts receivable, net of related reserves, of $8.8 million as a result of revenue growth across all four business segments as compared to the year-ago period.   Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

During fiscal year 2009, DeVry’s investments in municipal auction rate securities continued to remain illiquid. The auction-rate securities are investment-grade, long-term debt obligations with contractual maturities ranging from 17 to 32 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past year, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

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

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. Accordingly, DeVry had recognized the unrealized loss previously as a temporary impairment in Other Comprehensive Income in Stockholders’ Equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry elected to reclassify its investments in auction rate securities as trading securities on the date of the acceptance of the Rights.  For fiscal year 2009, DeVry has recorded a $1.2 million unrealized net loss related to these investments.  The unrealized net loss is comprised of an other-than-temporary impairment of approximately $6.6 million on DeVry’s auction rate securities.  The impairment was measured as the difference between the par value and market value of the auction rate securities as of June 30, 2009.   The impairment was partially offset by the fair market value of the Rights of approximately $5.4 million at June 30, 2009.  DeVry will be permitted to put the auction rate securities back to UBS at par value, and DeVry has accounted for the Rights as a separate asset measured at its fair value.  DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will approximate fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we are required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

Since management uses significant unobservable inputs in measuring the fair value of these auction rate securities and the related Rights, these investments are classified as Level 3 assets under the hierarchy established in SFAS No. 157, Fair Value Measurements (SFAS No. 157). Accordingly, they are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use.  Significant unobservable inputs include collateralization of the respective underlying security; credit worthiness of the issuer and duration for holding the security.  With a June 30, 2009 balance of $58.3 million, the fair value of these Level 3 assets represented approximately 37% of all assets measured at fair value as of June 30, 2009.

While the auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $167.1 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $81 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of June 30, 2009, DeVry has borrowed through its broker, UBS, $44.8 million using the auction rate securities portfolio as collateral.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, or UBS is unable to meet its obligations under the Rights, any impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Investing Activities

Capital expenditures in fiscal year 2009 were $74.0 million compared to $62.8 million in fiscal year 2008.  Fiscal year 2008 capital expenditures include the purchase and an immediate sale lease back of a facility in Alpharetta, Georgia, for $11.2 million.  Excluding the Alpharetta sale leaseback from the year-ago period capital spending, current year capital expenditures increased $22.4 million.  Fiscal year 2009 capital expenditure activity included facility expansion at the Ross University medical and veterinary schools; spending for the new Jacksonville, Florida, campus opening and current capacity expansion at Chamberlain College of Nursing; new location openings at U.S. Education; spending to support the continued growth of DeVry’s online operations; and spending on information systems including the implementation of a new student system for DeVry University and Chamberlain College of Nursing.

During the second quarter of fiscal year 2009, Ross University opened a new clinical center in Freeport, Grand Bahama, and Ross began teaching courses at that center in January 2009.  The students are being taught in temporary space in Grand Bahama with Ross’ new 60,000 – 80,000 square foot clinical center targeted to open sometime after 2011.  Depending on the pace of development, capital expenditures related to opening the clinical center, including land, buildings and equipment, are expected to be in the range of $35 - $60 million over the next several years.

In fiscal year 2009, cash outflows relating to the purchase of businesses, net of cash acquired, was $315.3 million.  On September 18, 2008, DeVry completed its acquisition of U.S. Education, the parent organization of Apollo College and Western Career College, for $287.5 million, net of cash acquired.  DeVry financed the acquisition utilizing approximately $136 million of internal cash resources, $120 million of debt from its existing credit facilities and approximately $46.3 million of debt secured by its auction rate securities.  On April 1, 2009, DeVry acquired a majority stake in Fanor for $27.9 million.  DeVry utilized internal offshore cash balances for this acquisition.  Fanor is a leading provider of private postsecondary education in northeastern Brazil.

For fiscal year 2010, management expects capital expenditures to increase in comparison to fiscal year 2009 to support future growth including continued implementation of a new student system at DeVry University and Chamberlain College of Nursing; continued expansion of Ross’ center in Grand Bahama;  facility improvements and new locations for DeVry University, Chamberlain College of Nursing, U.S. Education and Fanor; and spending associated with DeVry’s home office and data center relocations.  Management anticipates full year fiscal 2010 capital spending in the $95 to $105 million range.

Cash from Financing Activities

During fiscal year 2009, DeVry borrowed $46.3 million from UBS under a short-term uncommitted line of credit which is collateralized by DeVry’s auction rate securities portfolio, as discussed above.  DeVry has repaid $1.6 million of such borrowings.  In addition, DeVry had cumulative borrowings of $290 million and made cumulative repayments of $210 million under its existing revolving line of credit during fiscal year 2009.  DeVry incurred these borrowings to finance the acquisition of U.S. Education.  Also, DeVry repaid $12.7 million of Fanor’s outstanding debt.  As of June 30, 2009, DeVry holds an 82.3% equity ownership in Fanor through the initial majority acquisition on April 1, 2009 and subsequent recapitalizations.

DeVry repurchased 707,533 shares of its stock, on the open market, for approximately $33.7 million during fiscal year 2009.  These repurchases were made under a stock buyback program that was authorized by the Board of Directors in May 2008.  The program provides up to $50 million of share repurchases through December 2010.  The total remaining authorization under the repurchase program was $16.3 million as of June 30, 2009. The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during fiscal year were $10.0 million.  DeVry’s Board of Directors declared a dividend on May 13, 2009 of $0.08 per share to common stockholders of record as of June 16, 2009.  The total dividend of $5.7 million was paid on July 9, 2009.

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

Revolving Credit Agreement

In January 2007, DeVry amended its revolving credit agreement to, among other things, reduce the spread on applicable interest and fee rates; extend the remaining maturity to January 2012; revise and loosen certain financial covenants; and provide increased flexibility for acquisitions, dividends and/or share repurchase programs. All borrowings and letters of credit issued under the revolving credit agreement are through DeVry and Global Education International (“GEI”), an international subsidiary.

The following table summarizes the terms of the revolving credit agreement, as amended in January 2007, and its status as of June 30, 2009:

Revolving Credit Agreement, as amended in January 2007

	DeVry Inc.	GEI
Borrowing limit	$175 million, with option to increase to $275 million, less any outstanding GEI borrowings under the revolving credit agreement	$50 million sub limit

Interest rate	At DeVry’s discretion, either the prime rate or a LIBOR rate plus 0.50% — 1.25%, depending upon the achievement of certain financial ratios.	At DeVry’s discretion, either the prime rate or a LIBOR rate plus 0.50% — 1.25%, depending upon the achievement of certain financial ratios.

Maturity	January 11, 2012	January 11, 2012

Outstanding borrowings at June 30, 2009	$80.0 million	$ 0

Interest rate at June 30, 2009	0.82%	N/A

Outstanding letters of credit at June 30, 2009	$13.7 million	$ 0

No amount has ever been drawn under the letter of credit issued on behalf of DeVry.

DeVry and GEI are not required to repay any borrowings under the revolving credit agreement until its maturity dates, but we can make prepayments without penalty at any time.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2009.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $175 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.  DeVry has the option to expand the revolving credit facility to $275 million.  At June 30, 2009, DeVry had $80 million of outstanding borrowings under its revolving credit agreement, and there were no required payments under this borrowing agreement prior to its maturity.  DeVry’s letters of credit outstanding under the revolving credit facility were approximately $13.7 million as of June 30, 2009, which includes a letter of credit in the amount of $10.9 million issued for U.S. Education.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2009 other than those associated with the acquisition of a majority interest in Fanor (see Note 6 to the Consolidated Financial Statements).  DeVry had no open derivative positions at June 30, 2009.

DeVry’s consolidated cash balances of $165.2 million at June 30, 2009, included approximately $140.0 million of cash attributable to Ross University’s international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the Ross University and pursue future business opportunities outside the United States.  Therefore, cash held by Ross University will not be available for domestic general corporate purposes on a long-term basis.

As of the end of the fiscal year, DeVry had posted more than $22.6 million of surety bonds to various governmental jurisdictions on behalf of DeVry University, Chamberlain College of Nursing, Apollo College, Western Career College and Becker Professional Review in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.

A summary of DeVry’s contractual obligations at June 30, 2009, is presented below:

		Due In
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Operating Leases	$505,900	$66,700	$184,200	$98,400	$156,600
Revolving credit facility	80,000	--	80,000	--	--
Auction Rate Securities Collateralized Line of Credit	44,811	44,811	--	--	--
Employment Agreements	5,283	1,005	1,672	560	2,046
Total Cash Obligations	$635,944	$112,516	$265,872	$98,960	$158,646

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility will be sufficient to fund both DeVry’s current operations and growth plans, future dividend payments and share repurchases for the foreseeable future unless future significant investment opportunities should arise.

RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  However, the new accounting requirements of SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141R is effective beginning in fiscal year 2010 and will impact the accounting for any acquisitions DeVry may complete beginning in that fiscal year.

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

SFAS 161

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. For DeVry, SFAS 161 was effective beginning in the third quarter of fiscal year 2009.  The adoption of SFAS 161 did not have a material impact on DeVry’s consolidated financial statements as DeVry does not currently hold significant derivative instruments or engage in hedging activities.

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

The financial position and results of operations of DeVry’s investment in Fanor are measured using the Brazilian Real as the functional currency.  Fanor has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions.  Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real.  Because Brazilian-based assets constitute less than 1.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 2% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in Fanor’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon DeVry’s total borrowings of $124.8 million at June 30, 2009, a 100 basis point increase in short-term interest rates would result in approximately $1.2 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry and its subsidiaries are included below on pages 72 through 106 of this report:

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

DeVry’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that DeVry’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed in the reports that DeVry files or submits under the Exchange Act is (i)  recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to DeVry’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of June 30, 2009, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2009, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry’s internal control over financial reporting as of June 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

As of June 30, 2009, management successfully integrated U.S. Education operations and extended DeVry’s Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include U.S. Education.  Management is in the process of integrating Fanor’s operations.  Management does not consider Fanor to be material to DeVry’s Consolidated Financial Statements nor does management believe that Fanor’s internal controls and procedures have a material effect on DeVry’s internal control over financial reporting.

There were no other changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2009 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2009	2008

	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$165,202	$217,199
Marketable Securities and Investments	60,174	2,308
Restricted Cash	5,339	4,113
Accounts Receivable, Net	104,413	55,214
Deferred Income Taxes, Net	21,562	14,975
Prepaid Expenses and Other	28,756	31,779
Total Current Assets	385,446	325,588
Land, Buildings and Equipment:
Land	53,694	50,726
Buildings	250,542	216,048
Equipment	328,637	282,273
Construction In Progress	10,587	4,874
	643,460	553,921
Accumulated Depreciation and Amortization	(335,889)	(314,606)
Land, Buildings and Equipment, Net	307,571	239,315
Other Assets:
Intangible Assets, Net	203,195	62,847
Goodwill	512,568	308,024
Perkins Program Fund, Net	13,450	13,450
Investments	-	57,171
Other Assets	12,069	11,961
Total Other Assets	741,282	453,453
TOTAL ASSETS	$1,434,299	$1,018,356

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$104,811	$—
Accounts Payable	71,564	70,368
Accrued Salaries, Wages and Benefits	74,174	51,300
Accrued Expenses	39,162	31,175
Advance Tuition Payments	27,642	16,972
Deferred Tuition Revenue	74,664	40,877
Total Current Liabilities	392,017	210,692
Other Liabilities:
Revolving Loan	20,000	—
Deferred Income Taxes, Net	51,895	11,726
Deferred Rent and Other	40,257	29,512
Total Other Liabilities	112,152	41,238
TOTAL LIABILITIES	504,169	251,930
COMMITMENTS AND CONTINGENCIES (NOTE14)
MINORITY INTEREST	3,188	—
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,233,000 and 71,377,000 Shares Outstanding at June 30, 2009 and 2008, Respectively	729	724
Additional Paid-in Capital	197,096	168,405
Retained Earnings	791,677	637,501
Accumulated Other Comprehensive Income (Loss)	7,157	(2,963)
Treasury Stock, at Cost (1,663,000 and 990,000 Shares, Respectively)	(69,717)	(37,241)
TOTAL SHAREHOLDERS’ EQUITY	926,942	766,426
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1.434.299	$1,018,356

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2009	2008	2007

	(Dollars in thousands except for per share amounts)
REVENUES:
Tuition	$1,354,925	$$1,004,029	$862,660
Other Educational	106,528	87,804	70,813
Total Revenues	1,461,453	1,091,833	933,473
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	669,673	503,133	486,721
Separation Plan Severance	—	—	6,252
Loss (Gain) on Sale of Assets	3,977	3,743	(20,812)
Litigation Settlement Reserve	4,900	—	—
Student Services and Administrative Expense	548,070	422,622	359,025
Total Operating Costs and Expenses	1,226,620	929,498	831,186
Operating Income	234,833	162,335	102,287
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	5,251	10,463	7,437
Interest Expense	(2,775)	(522)	(4,784)
Net Investment Gain (Loss)	43	—	—
Net Interest Income (Expense)	2,519	9,941	2,653
Income Before Minority Interest and Income Taxes	237,352	172,276	104,940
Minority Interest	39	—	—
Income Tax Provision	71,700	46,744	28,752
NET INCOME	$165,613	$125,532	$76,188

EARNINGS PER COMMON SHARE:
Basic	$2.32	$1.76	$1.07
Diluted	$2.28	$1.73	$1.07

Cash Dividend Declared per Common Share	$0.16	$0.12	$0.10
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2009	2008	2007

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$165,613	$125,532	$76,188
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	7,550	5,724	5,428
Depreciation	39,825	34,808	35,979
Amortization	10,625	5,066	8,028
Provision for Refunds and Uncollectible Accounts	72,395	51,881	51,240
Deferred Income Taxes	344	3,110	4,592
Loss (Gain) on Disposals of Land, Buildings and Equipment	2,394	3,882	(20,452)
Unrealized Net Loss on Investments	1,224	—	—
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(1,097)	10,374	6,153
Accounts Receivable	(89,249)	(59,952)	(47,739)
Prepaid Expenses And Other	7,292	(21,867)	(5,225)
Accounts Payable	(3,084)	35,997	(5,384)
Accrued Salaries, Wages, Benefits and Expenses	20,130	533	13,002
Advance Tuition Payments	5,889	2,546	(2,213)
Deferred Tuition Revenue	9,675	1,012	5,579
NET CASH PROVIDED BY OPERATING ACTIVITIES	249,526	198,646	125,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(74,044)	(62,806)	(38,558)
Net Proceeds from Sales of Land and Building	—	52,571	36,642
Payments for Purchases of Businesses, Net of Cash Acquired	(315,318)	(27,603)	—
Marketable Securities Purchased	(63)	(247,013)	—
Marketable Securities-Maturities and Sales	—	184,854	—
Other	39	—	—
NET CASH USED IN INVESTING ACTIVITIES	(389,386)	(99,997)	(1,916)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	12,157	17,703	12,946
Proceeds from Stock Issued Under Employee Stock Purchase Plan	2,066	1,021	927
Repurchase of Common Stock for Treasury	(33,684)	(24,465)	(10,534)
Cash Dividends Paid	(10,015)	(7,840)	(3,545)
Excess Tax Benefit from Stock-Based Payments	3,571	4,201	972
Borrowings Under Collateralized Line of Credit	46,419	—	—
Repayments Under Collateralized Line of Credit	(1,608)	—	—
Borrowings from Revolving Credit Facility	290,000	25,000	40,000
Repayments Under Revolving Credit Facility	(210,000)	(26,895)	(50,000)
Repayments of Fanor Debt	(12,740)	—	—
Repayments of Senior Notes	—	—	(115,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	86,166	(11,275)	(124,234)
Effects of Exchange Rate Differences	1,697	670	(454)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,997)	88,044	(1,428)
Cash and Cash Equivalents at Beginning of Year	217,199	129,155	130,583
Cash and Cash Equivalents at End of Year	$165,202	$217,199	$129,155
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year for:
Interest	$2,167	$369	$4,752
Income Taxes, Net	60,609	58,387	18,100
Non-cash Financing Activity:
Declaration of Cash Dividends to be Paid	5,705	4,283	3,557

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended June 30, 2009, 2008 and 2007

	Common Stock			Accumulated
		Additional		Other
	Amount $.01	Paid-In	Retained	Comprehensive	Treasury
	Par Value	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands)
Balance at June 30, 2006, as previously reported	$708	$124,550	$441,893	$(424)	$(2,120)	$564,607
Adjustments to Beginning Balance for Correction of Error (see Note 10)			10,437			10,437
Adjusted Balance at June 30, 2006	708	124,550	$452,330	(424)	(2,120)	575,044
Comprehensive income:
Net income in 2007			76,188			76,188
Foreign currency translation				(494)		(494)
Comprehensive income						75,694
Stock-based Compensation		5,428				5,428
Cash Dividends of $0.10 per common share			(7,102)			(7,102)
Proceeds from exercise of stock options	8	13,504			(566)	12,946
Proceeds from stock issued under Employee Stock Purchase Plan		98			829	927
Repurchase of Common Shares for Treasury					(10,534)	(10,534)
Balance at June 30, 2007	716	143,580	521,416	(918)	(12,391)	652,403
Comprehensive income:
Net income in 2008			125,532			125,532
Foreign currency translation				(388)		(388)
Unrealized Investment Gains (Losses), net of tax				(1,657)		(1,657)
Comprehensive income						123,487
Stock-based Compensation		5,724				5,724
Cash Dividends of $0.12 per common share			(8,566)			(8,566)
Proceeds from exercise of stock options	8	18,787			(1,092)	17,703
Proceeds from stock issued under Employee Stock Purchase Plan		314			707	1,021
Cumulative effect of FIN 48			(881)			(881)
Repurchase of Common Shares for Treasury					(24,465)	(24,465)
Balance at June 30, 2008	724	168,405	637,501	(2,963)	(37,241)	766,426
Comprehensive income:
Net income in 2009			165,613			165,613
Foreign currency translation				8,972		8,972
Reclassification Adjustment, net of tax				6,378		6,378
Unrealized Investment Gains (Losses), net of tax				(5,230)		(5,230)
Comprehensive income						175,733
Stock-based Compensation		7,550				7,550
Cash Dividends of $0.16 per common share			(11,437)			(11,437)
Proceeds from exercise of stock options	5	12,510			(358)	12,157
Tax Benefit from Exercise of Stock Options		8,131				8,131
Proceeds from stock issued under Employee Stock Purchase Plan		500			1,566	2,066
Repurchase of Common Shares for Treasury					(33,684)	(33,684)
Balance at June 30, 2009	$729	$197,096	$791,677	$7,157	$(69,717)	$926,942
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS

DeVry Inc. (“DeVry”) is a global provider of educational services and one of the largest publicly held education companies in the world.   DeVry’s wholly owned subsidiaries consist of:
•	Advanced Academics Inc.	•	DeVry University
•	Becker Professional Education	•	Ross University
•	Chamberlain College of Nursing	•	U.S. Education

In addition, DeVry owns a majority stake in Fanor; a Brazilian based postsecondary education organization.  These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in secondary through postsecondary education as well as accounting and finance professionals.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology; healthcare technology; business and management. At June 30, 2009, DeVry University programs were offered at 94 locations in the United States and Canada and through DeVry University’s online platform.

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

Chamberlain College of Nursing (“Chamberlain”) through its locations in St. Louis, Missouri; Columbus, Ohio; Addison, Illinois; Phoenix, Arizona; and Jacksonville, Florida; offers associate, bachelor’s and master’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree or nursing diploma program. Non-clinical coursework is offered both on campus and online.

U.S. Education comprises Apollo College, with 10 campuses in six western states, and Western Career College (“Western”), with eight campuses in California.  Apollo College offers degree and diploma programs in health care, dental, and veterinary career fields. Western provides career training in the areas of health care, graphics design and criminal justice. Non-clinical coursework is offered both on campus and online at both Apollo College and Western.

Becker Professional Education (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”) and Chartered Financial Analyst (“CFA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 40 foreign countries and some DeVry University teaching sites.

Advanced Academics Inc (“AAI”) supplements traditional high school classroom programs through online course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in six states.

Fanor is based in Fortaleza, Ceará, Brazil, and is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1.  These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 10,000 students through undergraduate and graduate programs in business management, law and engineering.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DeVry and its wholly-owned and majority-owned domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the minority ownership interests are reported on our consolidated balance sheet.  The minority ownership interest in our earnings is classified as “Minority Interest” in our Consolidated Statements of Income.  Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years.

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

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most DeVry University, Ross University, Chamberlain, Apollo College and Western Career College students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

A significant portion of revenue is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs and, such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in DeVry’s current operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized.

In fiscal year 2009, as part of continuing operations in Pennsylvania, DeVry was required to maintain a “minimum protective endowment” of at least $500,000.  These funds are required as long as DeVry operates campuses in the state.  DeVry accounts for these funds as restricted cash.

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

Marketable securities and investments consist of auction-rate securities and put rights on these securities which are classified as trading securities and investments in mutual funds which are classified as available-for-sale securities.  The following is a summary of our available-for-sale marketable securities at June 30, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$785	$-	$30	$815
Stock Mutual Funds	1,961	(853)	-	1,108
Total Marketable Securities	$2,746	$(853)	$30	$1,923

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year.  All mutual fund investments are recorded at fair market value based upon quoted market prices.  At June 30, 2009, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of June 30, 2009, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of June 30, 2009.

The following is a summary of our investments at June 30, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Investments:
Auction Rate Securities (ARS)	$59,475	$(6,615)	$-	$52,860
Put Rights on ARS	-	-	5,391	5,391
Total Investments	$59,475	$(6,615)	$5,391	$58,251

As shown in the table above, as of June 30, 2009, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are investment-grade, long-term debt obligations with contractual maturities ranging from 17 to 32 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past year, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

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

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, DeVry had recognized the unrealized loss previously as a temporary impairment in Other Comprehensive Income in Stockholders’ Equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry has elected to reclassify its investments in auction rate securities as trading securities on the date of the acceptance of the Rights. Therefore, we recognized an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, DeVry accounted for the Rights as a separate asset measured at its fair value, which resulted in a gain of approximately $8.6 million recorded at December 31, 2008.  As of June 30 2009, DeVry revalued the auction rate securities and the Rights using current discount rates and risk premiums. This resulted in a gain in the value of the auction rate securities decreasing the net loss for fiscal 2009 to approximately $6.6 million and a loss in the value of the Rights decreasing the net gain for fiscal 2009 to approximately $5.4 million, both of which are recorded in fiscal 2009 operating results.  The Rights do not meet the definition of a derivative instrument under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”).  Therefore, we elected to measure the Rights at fair value under Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will generally offset fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We have classified the auction rate securities as current investments as settlement is expected on June 30, 2010, and management intends to exercise its Rights and put the auction rate securities back to UBS.

As described above, changing market conditions have reduced liquidity for Auction Rate Securities.  These investments, including the put rights, are valued using internally-developed pricing models with observable and unobservable inputs. Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other income/(expense) in the Consolidated Statements of Income.  DeVry has not recorded any realized gains or realized losses for fiscal 2009.  See Note 4 for further disclosures on the Fair Value of Financial Instruments.

While the auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $167 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $81 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of June 30, 2009, DeVry has borrowed through its broker, UBS, $44.8 million using the auction rate securities portfolio as collateral (see “Note 11 – Debt”).  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet their obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

On March 10, 2009, the Company signed an agreement to acquire a majority stake in Fanor, a leading provider of private postsecondary education in northeastern Brazil (see “Note 6 – Business Combinations”). The purchase was closed on April 1, 2009.  Under the terms of the agreement, the purchase price was paid in Brazilian Real.  During March 2009, DeVry purchased a non-deliverable foreign exchange forward contract in the amount of the expected cash outlay to close the transaction, in order to protect against a strengthening in the value of the Brazilian Real.  This contract was settled in March by purchasing another foreign exchange contract to offset the first position, once the necessary cash was delivered to Brazil. DeVry recognized a gain on the settlement of approximately $1.3 million due to the strengthening of the Brazilian Real. This gain is included in Interest and Other (Expense) Income in the Consolidated Statements of Income.

Revenue Recognition

DeVry University tuition revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. Ross University is responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University students are charged to expense on the same basis. U.S. Education, Chamberlain and Fanor tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. AAI tuition and fee revenues are recognized ratably on a straight-line basis over the applicable course term or the license period depending on the type of contract. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. Reserves for uncollectible accounts are analyzed periodically in light of current collection and loss experience. Related reserves with respect to uncollectible accounts and refunds totaled $55,118,000 and $35,880,000 at June 30, 2009 and June 30, 2008, respectively.

Sales of textbooks, electronic course materials, and other educational products, including training services and the Becker CD-ROM product, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenues are recognized when the sale occurs. Revenues from training services, which are generally short-term in duration, are recognized when the training service is provided.  In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized in income when confirmation of course delivery is received.

DeVry defers DeVry University enrollment fee revenue. This deferred revenue is recognized in subsequent periods as student services are provided. Additionally, DeVry has elected to defer certain direct costs of activities associated with these fees, limited to the extent of the revenue deferral. These costs are subsequently amortized over the periods in which student services are provided. Similar enrollment fee revenue and cost deferrals are recorded at Ross University and Becker. Since changes to the deferrals involve the recording of equivalent amounts of revenues and costs, net income is not affected.

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

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2009. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

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

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal 2009. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2,562,000 at June 30, 2009 and 2008. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund.  The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Internal Software Development Costs

DeVry capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during fiscal 2009 were approximately $8.7 million.  No costs were capitalized in fiscal 2008 and 2007. There were no capitalized software development costs for completed projects as of June 30, 2009.  As of June 30, 2008 the net balance of capitalized costs for completed projects, which are also included in the Land, Building and Equipment section of the Consolidated Balance Sheets, was $2.0 million.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, marketable securities and investments (see “Note 4 – Fair Value of Financial Instruments”), accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry’s current maturities and long-term debt (see “Note 11-Long-Term Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry’s long-term debt, if any, approximates fair value.

Foreign Currency Translation

The financial position and results of operations of Ross University’s Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. The financial position and results of operations of Fanor and DeVry’s Canadian operations are measured using the local currency as the functional currency. Assets and liabilities of the Fanor and Canadian operations are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss). Transaction losses for the year ended June 30, 2009 totaled $0.9 million. Transaction gains or losses during the years June 30, 2008 and 2007 were not material.

Income Taxes

DeVry accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. DeVry also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. DeVry’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  DeVry measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which DeVry expects to recover or settle the temporary differences.  The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted.  DeVry reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions DeVry has taken.

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

Guarantees

Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  Management believes the estimated fair value of these indemnification agreements is minimal.  DeVry has no liabilities recorded for these agreements of June 30, 2009 and 2008.

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

All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship. Any ineffectiveness in a hedging relationship is recognized immediately in earnings.

Prepaid Clinical Fees

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services.  Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees.   Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships.   Recently, the hospital group closed two of its hospitals due to financial difficulties.  To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals.  During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract.  The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships.  As of June 30, 2009, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $8.1 million.  Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.5 million has been provided against the prepaid balance and charged to Cost of Educational Services in the Consolidated Statements of Income during the third quarter of fiscal 2009.

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2009, 2008 and 2007 computations of diluted earnings per share were options to purchase 426,000, 495,000 and 915,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares.
	Years Ended June 30,
	2009	2008	2007
	(in thousands)
Basic shares	71,515	71,277	70,909
Effect of Dilutive Stock Options and Restricted Shares	1,001	1,129	491
Diluted Shares	72,516	72,406	71,400

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income (Loss) for the years ended June 30, 2009, 2008 and 2007 (dollars in thousands).

	Year Ended June 30,
	2009	2008	2007
Balance at Beginning of Period	$(2,963)	$(918)	$(424)
Net Unrealized Investment Losses	(5,230)	(1,657)	-
Net Unrealized Investment Losses Recognized	6,378	-	-
Translation Adjustments	8,972	(388)	(494)
Balance at End of Period	$7,157	$(2,963)	$(918)

The Accumulated Other Comprehensive Income (Loss) balance at June 30, 2009, consists of $7,666,000 of cumulative translation gains and $509,000 of unrealized losses on available-for-sale marketable securities, net of tax of $314,000. At June 30, 2008, this balance consisted of $1,306,000 of cumulative translation losses and $1,657,000 of unrealized losses on available-for-sale marketable securities, net of tax of $1,036,000.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $179.4 million, $135.1 million, and $112.6 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.  U.S. Education, which was acquired on September 18, 2008, accounted for a significant portion of the increase in advertising expense. Investments in marketing initiatives to increase enrollments accounted for the remaining increase.

Recent Accounting Pronouncements

SFAS 141R

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R retains the fundamental requirements of Statement of Financial Accounting Standards No. 141 (“SFAS 141”) that the acquisition method of accounting be used for all business combinations. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill.  However, the new accounting requirements of SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  For DeVry, SFAS 141R is effective beginning in fiscal year 2010 and will impact the accounting for any acquisitions DeVry may complete beginning in that fiscal year.

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

Subsequent Events

DeVry has performed an evaluation of subsequent events through August 26, 2009, which is the date these financial statements were issued.

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

At June 30, 2009, 5,279,829 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

DeVry has adopted the provisions of SFAS 123(R) which establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended June 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2008	3,039,796	$26.19
Options Granted	433,283	$51.40
Options Exercised	(528,530)	$23.06
Options Canceled	(63,145)	$27.49
Outstanding at June 30, 2009	2,881,404	$30.51	6.40	$57,100
Exercisable at June 30, 2009	1,528,041	$25.46	4.95	$37,697

The total intrinsic value of options exercised for the years ended June 30, 2009, 2008 and 2007 was $15,868,000, $21,122,000 and $8,266,000, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, as defined by SFAS 123(R), for options granted at market price under DeVry’s stock option plans during fiscal years 2009, 2008 and 2007 were $23.54, $16.41 and $10.58, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2009	2008	2007
Expected Life (in Years)	6.79	6.60	6.67
Expected Volatility	41.57%	39.33%	41.51%
Risk-free Interest Rate	3.39%	4.34%	4.57%
Dividend Yield	0.23%	0.32%	0.46%
Pre-vesting Forfeiture Rate	5.00%	5.00%	4.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. DeVry’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant, and DeVry’s long-term historical volatility. The pre-vesting forfeiture rate is based on DeVry’s historical stock option forfeiture experience.  The pre-vesting forfeiture assumption increased to 5.0% during fiscal year 2008 from 4.0% used in previous periods due to an increase in employee turnover.

If factors change and different assumptions are employed in the application of SFAS 123(R) in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the previous period.

During fiscal year 2009, DeVry granted 84,616 shares of restricted stock to selected employees.  These shares are subject to restrictions which lapse ratably over a four-year period from the grant date based on the recipient’s continued employment with DeVry, or upon retirement.  During the restriction period, the recipient shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to vote and receive dividends. The following is a summary of restricted stock activity for the fiscal year ended June 30, 2009:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2008	-	$-
Shares Granted	84,616	$51.28
Shares Vested	-	$-
Shares Canceled	(1,752)	$51.23
Nonvested at June 30, 2009	82,864	$51.28

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Cost of Educational Services	$2,416	$1,832	$1,737
Student Services and Administrative Expense	5,134	3,892	3,691
Income Tax Benefit	(1,540)	(962)	(1,090)
Net Stock-Based Compensation Expense	$6,010	$4,762	$4,338

As of June 30, 2009, $18.4 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.0 years. The total fair value of options vested during the years ended June 30, 2009, 2008 and 2007 was approximately $5.4 million, $4.9 million and $5.0 million, respectively.

There were no capitalized stock-based compensation costs at June 30, 2009 and 2008.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS

Effective July 1, 2008, DeVry adopted SFAS No. 157, Fair Value Measurements (SFAS No. 157). In accordance with Financial Accounting Standards Board Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), DeVry deferred the adoption of SFAS No. 157 for our nonfinancial assets and nonfinancial liabilities, including long-lived assets, goodwill and intangible assets, until July 1, 2009. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP FAS 157-3").  FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and where current activity may not be representative of fair value.  Management has fully considered this guidance when determining the fair value of our financial assets as of June 30, 2009.

In April 2009, the FASB issued FASB Staff Position (FSP) No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP No. 157-4).  FSP No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly.  Also in April 2009, the FASB issued FSP No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP No. 115-2).  FSP 115-2 establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements.  Both FSP No. 157-4 and FSP No. 115-2 were effective for DeVry as of April 1, 2009.  Management has fully considered this guidance when determining the fair value of our financial assets as of June 30, 2009.

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

The following tables present DeVry’s financial assets at June 30, 2009, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$165,202	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	1,923	-	-
Investments:
ARS Portfolio			52,860
UBS Put Right	-	-	5,391
Total Financial Assets at Fair Value	$167,125	$-	$58,251

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

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the twelve months ended June 30, 2009 (dollars in thousands).

Investments For the Year Ended June 30, 2009

Balance at Beginning of Period	$57,171
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	3,702
Change in Fair Value of UBS Put Right	5,391
Transfer of ARS to Trading Security	(10,317)
Net Charged to Other Comprehensive Income (Loss) (1)	2,304
Purchases, Sales and Maturities	-
Balance at June 30, 2009	$58,251

(1)
– Upon the transfer of the auction rate securities from available for sale to trading securities, the cumulative unrealized loss was reversed from Other Comprehensive Income (Loss) and charged to earnings.

NOTE 5: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2008 and 2009, DeVry’s Board of Directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
Nov. 7, 2007	Dec. 14, 2007	Jan. 4, 2008	$0.06	$4,283
May 13, 2008	June 19, 2008	July 10, 2008	$0.06	$4,283
Nov. 13, 2008	Dec. 12, 2008	Jan. 9, 2009	$0.08	$5,732
May 13 2009	June 16, 2009	July 9, 2009	$0.08	$5,705

The dividend paid on July 9, 2009 of $5.7 million was recorded as a reduction to retained earnings as of June 30, 2009.  Future dividends will be at the discretion of the Board of Directors.

On May 13, 2008, the Company announced its Board of Directors authorized a new share repurchase program, which allows the company to repurchase up to $50 million of its common stock through December 31, 2010. As of June 30, 2009, DeVry has repurchased, on the open market, 707,533 shares of its common stock at a total cost of approximately $33.7 million.  The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

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

NOTE 6:  BUSINESS COMBINATIONS

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

Apollo College and Western Career College prepare students for careers in healthcare through certificate, associate and bachelor’s degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting. The two colleges operate 17 campus locations in the western United States and currently serve approximately 11,000 students and have more than 65,000 alumni. The addition of U.S. Education has further diversified DeVry’s curricula.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 18, 2008

Current Assets	$46,042
Property and Equipment	19,558
Other Long-term Assets	3,179
Intangible Assets	128,600
Goodwill	185,717
Total Assets Acquired	383,096
Liabilities Assumed	80,121
Net Assets Acquired	$302,975

Goodwill was all assigned to the U.S. Education reporting unit which is classified within the Medical and Healthcare segment.  Approximately $57 million of the goodwill acquired is expected to be deductible for income tax purposes.  Of the $128.6 million of acquired intangible assets, $112.3 million was assigned to the value of the U.S. Education Title IV Eligibility and Accreditations which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):
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

	Pro Forma
	For the Year ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$1,497,360	$1,234,869
Operating Income	238,567	153,844
Net Income	166,648	113,381
Earnings per Common Share:
Basic	$2.33	$1.59
Diluted	$2.30	$1.57

Fanor

On April 1, 2009, DeVry Inc. acquired 82.3 percent of the outstanding stock of Fanor, a leading provider of private postsecondary education in northeastern Brazil for $40.8 million in cash, including costs of acquisition. Funding was provided from DeVry’s existing operating cash balances. The results of Fanor’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition. The current management of Fanor retains the remaining 17.7 percent ownership interest, as of June 30, 2009.  Beginning January 2013, DeVry has the right exercise a call option and purchase any remaining Fanor stock from Fanor management.  Likewise, Fanor management has the right to exercise a put option and sell its remaining ownership interest in Fanor to DeVry.  These options may become exercisable prior to January 2013 if Fanor’s management ownership interest falls below five percent.

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

At April 1, 2009

Current Assets	$16,208
Property and Equipment	14,415
Other Long-term Assets	167
Intangible Assets	18,941
Goodwill	18,178
Total Assets Acquired	67,909
Liabilities Assumed	24,001
Minority Interest	3,149
Net Assets Acquired	$40,759

Goodwill was all assigned to the Fanor reporting unit which is classified within the Other Educational Services segment.  Approximately $12.0 million of the goodwill acquired is expected to be deductible for income tax purposes.  Of the $18.9 million of acquired intangible assets, approximately $10.0 million was assigned to the value of the Fanor Accreditations which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	At April 1, 2009
	Value Assigned	Estimated Useful Life

Trade name-Fanor	$359	5 years
Trade name-Area 1	1,653	10 years
Trade name-Ruy Barbosa	359	5 years
Student Relationships	6,362	5 years
Curriculum	252	5 years

The amount of goodwill recorded at June 30, 2009, and the final purchase price relating to the acquisition are subject to adjustment based on final deferred income tax adjustments.  DeVry expects to finalize the purchase price no later than the fourth quarter of fiscal 2010.

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

At October 31, 2007

Current Assets	$4,556
Property and Equipment	210
Other Long-term Assets	3,599
Intangible Assets	10,853
Goodwill	17,074
Total Assets Acquired	36,292
Liabilities Assumed	8,691
Net Assets Acquired	$27,601

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

The $17.1 million of goodwill is all assigned to the AAI reporting unit which is classified within the Other Educational Services segment.

There is no pro forma presentation of operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 7:  INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.

Intangible assets consist of the following (dollars in thousands):
	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortized Intangible Assets:
Student Relationships	$63,734	$(53,716)	(1)
Customer Contracts	7,000	(2,332)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(1,700)	14 years
Curriculum/Software	3,595	(973)	5 years
Outplacement Relationships	3,900	(203)	15 years
Trade Names	5,994	(2,142)	(2)
Other	639	(639)	6 years
Total	$90,446	$(64,389)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility and Accreditations	112,300
Fanor Accreditations	11,681
Total	$177,138

(1)
Ross University Student Relationships are fully amortized at June 30, 2009.  The total weighted average estimated amortization period for Student Relationships is 15 months and 5 years for U.S. Education and Fanor, respectively.

(2)	The total weighted average estimated amortization period for Trade Names is 15 months and 8.5 years for U.S. Education and Fanor, respectively.

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$47,770	$(47,770)
Customer Contracts	7,000	(897)
License and Non-compete Agreements	2,684	(2,670)
Class Materials	2,900	(1,500)
Curriculum/Software	2,500	(333)
Trade Names	110	(110)
Other	639	(633)
Total	$63,603	$(53,913)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Total	$53,157

Amortization expense for amortized intangible assets was $10,476,000 and $4,926,000 for the years ended June 30, 2009 and 2008, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Advanced Academics	Becker	Fanor	U.S. Education	Total
2010	$2,004	$1,150	$2,680	$4,751	$10,585
2011	1,806	1,150	2,267	420	5,643
2012	1,538	160	1,898	420	4,016
2013	618	160	1,437	420	2,635
2014	369	160	612	295	1,436

All amortizable intangible assets, except for the AAI Customer Contracts and Fanor Student Relationships, are being amortized on a straight-line basis.

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

The amount being amortized for the Fanor Student Relationships is based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year
2009	8.3%
2010	30.3%
2011	24.7%
2012	19.8%
2013	13.6%
2014	3.3%

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. Beginning in fiscal year 2010, the Trade Name associated with the Stalla CFA Review will be reclassified to a finite lived intangible asset and amortized on a straight line basis over two years. This change was necessitated by a decision made subsequent to June 30, 2009 to phase out this trade name over the two year period. This asset has a book value of $1.9 million as of June 30, 2009.  As of the latest impairment analysis completed during the fourth quarter of fiscal year 2009, the asset’s fair value exceeded this book value.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2009 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeds the carrying amount.

The table below summarizes the goodwill balances by reporting unit as of June 30, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$22,196
Becker Professional Review	24,715
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
U.S. Education	185,717
Fanor	20,977
Total	$512,568

Total goodwill increased by $204.5 million from June 30, 2008. This increase is comprised of the addition of $206.7 million of goodwill related to the acquisition of new businesses and reductions of $2.2 million for purchase price adjustments related to businesses acquired in previous years.

The table below summarizes the goodwill balances by reporting segment as of June 30, 2009 (dollars in thousands):
Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	427,606
Professional Education	24,715
Other Educational Services	38,051
Total	$512,568

Changes in the goodwill balance from June 30, 2008, for the Medical and Healthcare segment include the addition of $185.7 million for the U.S Education acquisition that was completed in the first quarter of fiscal 2009 and a reduction in the balance at Ross University of $2.3 million for a change in a deferred tax liability that existed at the acquisition date. Changes in the goodwill balance from June 30, 2008, for the Other Educational Services segment include the addition of goodwill for the Fanor acquisition that was competed in the fourth quarter of fiscal 2009, including the effects of translation, and an increase for recording the final purchase price adjustments of $0.1 million for AAI. AAI was acquired by DeVry during the second quarter of fiscal 2008. This and the current year acquisitions are described in “Note 6-Business Combinations”.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of June 30, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	29,812
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
U.S. Education	112,300
Fanor	11,681
Total	$177,138

The only change in the indefinite-lived intangible assets balances from June 30, 2008, was the addition of the U.S Education and Fanor assets, including the effects of translation. These entities were acquired by DeVry during fiscal 2009, as described in “Note 6-Business Combinations”.

NOTE 8:  REAL ESTATE TRANSACTIONS

In January 2009, DeVry bought out the lease on approximately 40 percent of the space it occupied at its DeVry University campus in Long Island City, New York.  In the third quarter of fiscal year 2009, DeVry recorded a pre-tax charge of approximately $4.0 million. The charge is composed of a $2.7 million cash outlay and a non-cash charge of $1.3 million related to the write-off of leasehold improvements, net of a deferred rent credit. This loss is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and is related to the Business, Technology and Management reportable segment.

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

In September 2007, DeVry sold its facility located in Seattle, Washington, for approximately $12.4 million.  In connection with the sale, DeVry recorded a pre-tax loss of $5.4 million during the first quarter of fiscal year 2008.  In the same transaction, DeVry sold its facility located in Phoenix, Arizona, for approximately $16.0 million which resulted in a pre-tax gain of approximately $7.7 million. In connection with the transaction, DeVry entered into agreements to lease back approximately 60% of the total space of both facilities.  The leaseback required the deferral of a portion of the gain on the sale of the Phoenix facility of approximately $6.6 million. This gain will be recognized as a reduction to rent expense over the ten year life of the lease agreement. The remaining pre-tax gain of $1.1 million was recorded during the first quarter of fiscal year 2008.  In September 2007, DeVry exercised the option to purchase its leased facility in Alpharetta, Georgia, for $11.2 million.  Immediately following the acquisition, DeVry sold the facility to a different party for $11.2 million and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease.  The recorded net loss on the sale of the facilities and the recognition of the deferred lease credits are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the Business, Technology and Management reportable segment.

In March 2007, DeVry sold unused land located adjacent to its DeVry University campus in Tinley Park, Illinois for approximately $1.9 million. In connection with the sale, DeVry recorded a pre-tax gain of approximately $0.9 million during the third quarter of fiscal year 2007.  In September 2006, DeVry sold its facility located in West Hills, California for $36.0 million. In connection with the sale, DeVry recorded a pre-tax gain of $19.9 million during the first quarter of fiscal year 2007.  DeVry relocated its West Hills campus operations to a leased facility in nearby Sherman Oaks, California.  These gains are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the Business, Technology and Management reportable segment.

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

The VSP and RIF charges are separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and are related to the Business, Technology and Management reportable segment.

    Cash payments for the VSP and RIF were approximately $0.15 million and $4.6 million, in the years ended June 30, 2009 and 2008, respectively. Of the total amount accrued for the fiscal year 2007 VSP and RIF, all amounts had been paid as of June 30, 2009.

NOTE 10:  INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands).

	For the Year Ended June 30,
	2009	2008	2007
U.S.	$179,517	$123,101	$66,734
Foreign	57,835	49,175	38,206
Total	$237,352	$172,276	$104,940

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
	2009	2008	2007
Current Tax Provision:
U.S. Federal	$58,638	$36,624	$23,718
State and Local	6,532	3,009	1,247
Foreign	(1,418)	(1,330)	(1,122)
Total Current	63,752	38,303	23,843
Deferred Tax Provision:
U.S. Federal	7,722	6,296	2,980
State and Local	226	2,145	1,929
Foreign	—	—	—
Total Deferred	7,948	8,441	4,909
Income Tax Provision	$71,700	$46,744	$28,752

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	For the Year Ended June 30,
	2009		2008		2007
Income Tax at Statutory Rates	$83,073	35.0%	$60,297	35.0%	$36,729	35.0%
Lower Rates on Foreign Operations	(19,186)	(8.1)%	(17,211)	(10.0)%	(13,372)	(12.7)%
State Income Taxes	8,574	3.6%	5,480	3.2%	3,136	3.0%
Stock Options	372	0.2%	(537)	(0.3)%	(189)	(0.2)%
Tax Credits and Other	(1,133)	(0.5)%	(1,285)	(0.8)%	2,448	2.3%
Income Tax Provision	$71,700	30.2%	$46,744	27.1%	$28,752	27.4%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards.  These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2009	2008	2007
Loss Carryforwards, net	$14,958	$16,163	$10,869
Employee Benefits	5,585	6,164	7,195
Stock-Based Payments	6,239	206	5,315
Deferred Rent	7,132	5,259	363
Receivable Reserves	17,235	12,313	12,214
Depreciation	5,062	1,144	2,416
Other Reserves	647	2,956	(310)
Less: Valuation Allowance	(12,437)	(13,616)	(10,308)
Gross Deferred Tax Assets	44,421	30,589	27,754
Amortization of Intangible Assets	(74,754)	(37,777)	(32,182)
Gross Deferred Tax Liabilities	(74,754)	(37,777)	(32,182)
Net Deferred Taxes	$(30,333)	$(7,188)	$(4,428)

DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2029.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States.  Earnings of Ross University’s international operations are not subject to U.S. federal or state income taxes. So long as such earnings are not repatriated, as discussed below. The principal operating subsidiaries of Ross University are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies.  Both Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively.

Earnings of Fanor’s operations are not subject to U.S. federal or state income taxes.  However, earnings of Fanor’s operations are subject to Brazilian income taxes.  Fanor’s effective income tax rate reflects significant tax benefits derived from Fanor’s participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

As of June 30, 2009, valuation allowances have been established for approximately $12.4 million as compared to $13.6 million as of June 30, 2008.  The decrease in valuation allowances in fiscal year 2009 was primarily related to the expected realization of additional state net operating loss carryforwards. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary and $2.9 million for certain state net operating loss carryforwards that may expire before their benefits are utilized and $3.0 million related to the historical federal net operating losses acquired as a result of the Advanced Academics acquisition.  The Canadian valuation allowances are composed of net operating losses of $2.5 million, depreciation of $3.5 million and $0.5 million of other deferred tax benefits.

Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

During the fourth quarter of fiscal year 2009, DeVry performed a detailed reconciliation of its deferred tax accounts and identified errors impacting prior years.  These errors had no impact on consolidated net income in fiscal years 2007, 2008, or 2009 and were immaterial to all individual prior years impacted.  As a result, and due to the fact that all of the errors related to financial periods prior to those presented in these Consolidated Financial Statements, DeVry has recorded an adjustment to decrease its deferred tax liabilities by $10.4 million and increase retained earnings by a corresponding amount as of July 1, 2006.  The fiscal year 2007 and 2008 amounts included within this 2009 Form 10-K have been revised to reflect this adjustment.

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $140.0 million and $129.6 million attributable to Ross University’s international operations as of June 30, 2009 and 2008, respectively.  As of June 30, 2009 and 2008, cumulative undistributed earnings were approximately 201.9 million and $146.4 million, respectively.

The effective tax rate was 30.2% for fiscal year 2009, compared to 27.1% for the prior year.  The higher effective income tax rate in fiscal year 2009 was primarily due to an increase in the proportion of income generated by U.S. operations versus the offshore operations of Ross University as compared to the prior year.
Effective July 1, 2007, DeVry adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying this interpretation have been recorded as a decrease of $0.9 million to retained earnings, an increase of $0.5 million to net deferred income tax assets, a decrease of $4.2 million to net deferred income tax liabilities, an increase of $0.7 million to other accrued current taxes and an increase of $4.8 million to other accrued non-current taxes as of July 1, 2007.  In accordance with FIN 48, we classify uncertain tax positions as non-current tax liabilities unless expected to be paid in one year.

As of June 30, 2009 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.3 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.5 million.  As of June 30, 2008, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $2.6 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.9 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million and at June 20, 2009 was $0.5 million.    The change in our unrecognized tax benefits for the fiscal years ended June 30, 2009 and 2008 were (dollars in millions):
	Fiscal Year 2009	Fiscal Year 2008
Beginning balance, July 1	$2.6	$6.0
Increases from positions taken during prior periods	--	0.7
Decreases from positions taken during prior periods	(0.2)	(0.1)
Increases from positions taken during the current period	0.3	0.2
Decreases related to settlements with taxing authorities	(0.4)	(0.1)
Decreases related to change in tax accounting method	--	(4.0)
Decreases resulting from the lapse in the statute of limitations	--	(0.1)
Ending balance, June 30	$2.3	$2.6

The Internal Revenue Service is currently examining DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns.  DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2004.

NOTE 11:  DEBT

  DeVry had no outstanding debt at June 30, 2008.  Debt consists of the following at June 30, 2009 (dollars in thousands):

	As of June 30, 2009
Revolving Credit Facility:	Outstanding Debt	Average Interest Rate
DeVry Inc. as borrower	$80,000	0.82%
GEI as borrower	--	--
Total	$80,000	0.82%
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	44,811	0.83%
Total Outstanding Debt	$124,811	0.82%
Current Maturities of Debt	104,811	0.82%
Total Long-term Debt	$20,000	0.82%

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement in total not to exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $13.7 million and $4.3 million as of June 30, 2009 and 2008, respectively. As of June 30, 2009, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2009.

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

NOTE 12:  EMPLOYEE BENEFIT PLANS

Profit Sharing Retirement Plan

All employees, except those of Ross Health Sciences, Inc. (“RHSI”) and Ross University, who meet certain eligibility requirements can participate in DeVry’s 401(k) Profit Sharing Retirement Plan. DeVry contributes to the plan an amount up to 4.0% of the total eligible compensation of employees who make contributions under the plan. Prior to fiscal 2009, this match was up to 2% of total eligible compensation.  Employees of RHSI and Ross University participate in two separate plans and receive matching contributions of up to 5% of total eligible compensation. Matching contributions under the plans were approximately $17.0 million, $4.8 million and $4.6 million in fiscal 2009, 2008 and 2007, respectively. In addition, DeVry may also make discretionary contributions for the benefit of all eligible employees, except those of RHSI and Ross University. Provisions for discretionary contributions under the plan were approximately $2.7 million, $5.9 million and $5.0 million in fiscal 2009, 2008 and 2007, respectively.

Employee Stock Purchase Plan

Under provisions of DeVry’s Employee Stock Purchase Plan, any eligible employee may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2009, 2008 and 2007. Total shares issued to the Plan were 19,075 and 18,361 in fiscal 2009 and 2008, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. At the current time, DeVry is re-issuing treasury shares to satisfy employee share purchases under this plan

NOTE 13:  SHAREHOLDER RIGHTS PLAN

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

NOTE 14:  COMMITMENTS AND CONTINGENCIES

DeVry, DeVry University, Becker, Ross University, Chamberlain, U.S. Education and Fanor lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2009, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2010	$66,700
2011	63,000
2012	64,200
2013	57,000
2014	52,000
Thereafter	203,000

DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2009, 2008 and 2007 were $69,687,000, $50,724,000 and $50,531,000, respectively.

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

On December 23, 2005, Saro Daghlian, a former DeVry University student in California, commenced a putative class action against DeVry University and DeVry Inc. (collectively “DeVry”) in Los Angeles Superior Court, asserting various claims predicated upon DeVry’s alleged failure to comply with disclosure requirements under the California Education Code relating to the transferability of academic units.   In addition to the alleged omission, Daghlian also claimed that DeVry made untrue or misleading statements to prospective students, in violation of the California Unfair Competition Law ("UCL") and the California False Advertising Law, ("FAL").   DeVry removed the action to the U.S. District Court for the Central District of California.  In two Orders dated October 9, 2007, and December 31, 2007, the District Court entered judgment dismissing all of plaintiffs’ class and individual claims and awarded DeVry its cost of suit.  The final judgment was entered on January 3, 2008.  Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Ninth Circuit.  On July 31, 2009, the Ninth Circuit dismissed the appeal as moot, citing the repeal of the statute on which all plaintiffs’ claims had been based.

Beginning in May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, conducted an inquiry concerning DeVry’s compliance with Title IV regulations relating to recruiter compensation.  DeVry cooperated fully with the inquiry and on October 16, 2008, was advised by the U.S. Attorney for the Northern District of Illinois that the government had concluded its inquiry and had declined to intervene in a sealed qui tam case which had precipitated the inquiry.  The False Claims Act case, which was unsealed as a result of the government’s action, had been filed in September 2007 by a former DeVry employee, Jennifer S. Shultz, in the United States District Court for the Northern District of Illinois, Eastern Division on behalf of the government.  A first amended complaint was unsealed by a court order dated December 31, 2008.  The allegations in the first amended complaint relate to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act ("HEA") and the Department of Education ("DOE") regulations prohibiting an institution participating in Title IV programs from providing to any person or entity engaged in any student recruitment or admissions activity any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  On January 26, 2009, DeVry filed a motion to dismiss the first amended complaint entirely.  On March 4, 2009, the District Court granted DeVry’s motion to dismiss, entering judgment and dismissing the case with prejudice.  On March 16, 2009, Shultz appealed the dismissal to the Seventh Circuit Court of Appeals.  On June 23, 2009, a settlement in principle was reached between DeVry and Ms. Shultz in connection with a court-sponsored mediation process whereby DeVry would stand by its consistently-held position denying any wrong doing and pay $4.9 million to finally resolve the matter, and avoid the cost and distraction of a potentially protracted appeals process.  The settlement is conditioned upon obtaining approval of the Department of Justice and finalizing settlement terms that would release DeVry from other False Claims Act cases based upon the same conduct within the same time period covered by the settlement.  DeVry and Ms. Shultz have submitted the settlement to the United States Department of Justice for its approval.  Should the parties fail to conclude the settlement on the proposed or other terms, the appeal to the Seventh Circuit Court of Appeals will resume.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter, including the litigation described above, will have a material effect on its cash flows, results of operations or financial position.

NOTE 15:  SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations.” DeVry presents four reportable segments: “Business, Technology and Management”, as which includes DeVry University undergraduate and graduate operations; “Professional Education”, formerly known as Professional and Training, which includes the professional exam review and training operations of Becker CPA Review and Stalla Review for the CFA Exams; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and U.S. Education; and “Other Educational” which includes the Fanor and AAI operations.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization, minority interest and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies.”

The segments described above have changed from those previously reported, effective with the beginning of the fourth quarter of fiscal year 2009.  The acquired business operations of Fanor do not operationally align with any of DeVry’s previously existing businesses due to its foreign operating and regulatory environment. The evaluation of the performance of this business and how resources are to be allocated is distinct from that of the other DeVry businesses.  The decision to realign AAI operations from the former DeVry University segment is based on the expected growth of this business and how decisions on resource allocation are also now distinct from those of the Business, Technology and Management segment operations. Since neither business (Fanor and AAI) is significant enough to be reported as individual segments, they are aggregated in the newly created Other Educational Services segment as allowed by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131). As a result of these changes, DeVry has provided in the tables below segment information based upon the current and previous segmentation.

The consistent measure of segment operating income excludes interest income and expense, amortization and certain corporate-related depreciation and expenses. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2009, 2008 and 2007. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Revenues:
Business, Technology and Management	$989,472	$832,849	$728,401
Medical and Healthcare	362,715	169,814	137,177
Professional Education	84,151	81,079	67,895
Other Educational Services	25,115	8,091	-
Total Consolidated Revenues	$1,461,453	$1,091,833	$933,473
Operating Income:
Business, Technology and Management	$126,909	$82,909	$38,446
Medical and Healthcare	91,651	52,243	46,980
Professional Education	30,670	33,844	25,753
Other Educational Services	(1,001)	516	-
Reconciling Items:
Amortization Expense	(10,476)	(4,926)	(6,842)
Depreciation and Other	(2,920)	(2,251)	(2,050)
Total Consolidated Operating Income	234,833	162,335	102,287
Interest and Other (Expense) Income:
Interest Income	5,251	10,463	7,437
Interest Expense	(2,775)	(522)	(4,784)
Net Investment Gain	43	-	-
Net Interest and Other (Expense) Income	2,519	9,941	2,653
Total Consolidated Income before Minority Interest and Income Taxes	$237,352	$172,276	$104,940
Segment Assets:
Business, Technology and Management	$434,443	$409,842	$330,970
Medical and Healthcare	792,075	465,950	398,586
Professional Education	74,445	82,382	92,963
Other Educational Services	108,112	32,508	-
Corporate	25,224	27,674	21,594
Total Consolidated Assets	$1,434,299	$1,018,356	$844,113
Additions to Long-lived Assets:
Business, Technology and Management	$45,683	$53,345	$26,280
Medical and Healthcare	358,096	9,349	12,025
Professional Education	207	195	253
Other Educational Services	53,294	27,891	—
Total Consolidated Additions to Long-lived Assets	$457,280	$90,780	$38,558
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$74,044	$62,806	$38,558
Increase in Capital Assets from Acquisitions	33,973	210	—
Increase in Intangible Assets and Goodwill	349,263	27,764	—
Total Increase in Consolidated Long-lived Assets	$457,280	$90,780	$38,558
Depreciation Expense:
Business, Technology and Management	$27,644	$27,895	$29,799
Medical and Healthcare	10,376	5,662	4,739
Professional Education	358	414	453
Other Educational Services	800	72	—
Corporate	647	765	988
Total Consolidated Depreciation	$39,825	$34,808	$35,979

	For the Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—	$—
Medical and Healthcare	7,598	3,428	6,589
Professional Education	202	231	253
Other Educational Services	2,676	1,267	—
Total Consolidated Amortization	$10,476	$4,926	$6,842

In January 2009, DeVry bought out the lease on approximately 40% of the space it occupied at its DeVry University campus in Long Island City, New York.  As a result, DeVry recorded a pre-tax charge of approximately $4.0 million. The charge is composed of a $2.7 million cash outlay and a non-cash charge of $1.3 million related to the write-off of leasehold improvements, net of a deferred rent credit. This loss is included in operating income of the current Business, Technology and Management reportable segment and the previous DeVry University reportable segment.

In September 2007, DeVry executed a sale leaseback transaction for its facilities in Seattle, Washington, and Phoenix, Arizona. In connection with these transactions, DeVry recorded a pre-tax loss of $4.3 million during the first quarter of fiscal year 2008. This loss is included in operating income of the current Business, Technology and Management reportable segment and the previous DeVry University reportable segment.

In September 2007, DeVry exercised the option to purchase its leased facility in Alpharetta, Georgia.  Immediately following the acquisition, DeVry sold the facility to a different party and executed a leaseback on the entire facility.  In connection with this transaction, DeVry accelerated to the first quarter of fiscal year 2008, the recognition of approximately $0.6 million of remaining deferred lease credits associated with the original lease. This income is included in operating income of the current Business, Technology and Management reportable segment and the previous DeVry University reportable segment.

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the years ended June 30, 2009, 2008 and 2007. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$1,281,875	$937,902	$798,371
International Operations:
Dominica and St. Kitts/Nevis	161,361	142,762	123,544
Other	18,217	11,169	11,558
Total International	179,578	153,931	135,102
Consolidated	$1,461,453	$1,091,833	$933,473
Long-lived Assets:
Domestic Operations	$663,689	$380,560	$315,758
International Operations:
Dominica and St. Kitts/Nevis	324,112	311,833	309,046
Other	61,051	375	324
Total International	385,163	312,208	309,370
Consolidated	$1,048,852	$692,768	$625,128

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 16:  QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2009 and 2008, are as follows.

	Quarter				Total
	First	Second	Third	Fourth	Year
2009	(Dollars in thousands, except for per share amounts)
Revenues	$303,717	$369,615	$391,882	$396,239	$1,461,453
Operating Profit	46,812	62,540	71,787	53,694	234,833
Net Income	34,830	42,865	50,886	37,032	165,613
Earnings per Common Share
Basic	0.49	0.60	0.71	0.52	2.32
Diluted	0.48	0.59	0.70	0.51	2.28
Cash Dividend Declared per Common Share	—	0.08	—	0.08	0.16

	Quarter				Total
2008	First	Second	Third	Fourth	Year
Revenues	$250,318	$273,737	$290,973	$276,805	$1,091,833
Operating Profit	33,902	46,933	50,551	30,949	162,335
Net Income	26,835	35,813	38,318	24,566	125,532
Earnings per Common Share
Basic	0.38	0.50	0.54	0.34	1.76
Diluted	0.37	0.49	0.53	0.34	1.73
Cash Dividend Declared per Common Share	—	0.06	—	0.06	0.12

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

On April 1, 2009, DeVry Inc. acquired the 82.3% of the outstanding stock of Fanor, a leading provider of private postsecondary education in northeastern Brazil for $40.8 million in cash, including costs of acquisition. Funding was provided from DeVry’s existing operating cash balances. The results of Fanor’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

In January 2009, DeVry bought out the lease on approximately 40 percent of the space it occupied at its DeVry University campus in Long Island City, New York.  In the third quarter of fiscal year 2009, DeVry recorded a pre-tax charge of approximately $4.0 million. The charge is composed of a $2.7 million cash outlay and a non-cash charge of $1.3 million related to the write-off of leasehold improvements, net of a deferred rent credit. This loss is separately classified in the Consolidated Statements of Income as a component of Total Operating Costs and Expenses and is related to the Business, Technology and Management reportable segment.

In the second quarter of fiscal 2009, DeVry moved its Decatur, Georgia campus to a new leased facility.  The campus was previously located in an owned facility that is currently held as available for sale.  DeVry estimates the fair value of this property less costs to sell to be in excess of its carrying value; therefore, no impairment loss was recognized.

DEVRY INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 30, 2009, 2008 and 2007

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions (c)		Balance at End of Period
	(Dollars in thousands)
2009
Deducted from accounts receivable for refunds	$748	$30,481	(d)	$4,410	(b)	$31,216		$4,423
Deducted from accounts receivable for uncollectible accounts	35,132	41,560		6,324	(b)	32,321		50,695
Deducted from notes receivable for uncollectible notes	5,370	285		(8)	(a)	193		5,454
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	13,600	—		—		(1,200)	(f)	12,400
2008
Deducted from accounts receivable for refunds	$937	$26,067	(d)	$1	(a)	$26,257		$748
Deducted from accounts receivable for uncollectible accounts	34,952	24,769		16	(a)	24,605		35,132
Deducted from notes receivable for uncollectible notes	4,519	1,121		22	(a)	292		5,370
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	10,300	500		2,800	(e)	—		13,600
2007
Deducted from accounts receivable for refunds	$1,306	$24,904	(d)	$1	(a)	$25,274		$937
Deducted from accounts receivable for uncollectible accounts	35,276	25,041		16	(a)	25,381		34,952
Deducted from notes receivable for uncollectible notes	3,158	1,338		23	(a)	—		4,519
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	7,100	300		2,900	(g)	—		10,300
____________

(a)	Effect of foreign currency translation charged to Accumulated Other Comprehensive Income.
(b)	Amounts represent opening balances of reserve accounts of acquired businesses.
(c)	Write-offs of uncollectible amounts and cash refunds for accounts receivable related reserves.
(d)	Amounts recorded as a reduction of revenue.
(e)	Charge to Goodwill in purchase accounting.
(f)	Reduction in valuation allowances and utilization of deferred tax assets.
(g)	Transfer from taxes payable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2008.

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

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

August 26, 2009

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 11, 2009 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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

The annual Chief Executive Officer certification to the New York Stock Exchange (“NYSE”) following the Annual Meeting of Stockholders in November 2008 was submitted pursuant to the NYSE Listed Company Manual (Section 303A) stating that the CEO was unaware of any violation by DeVry of the NYSE’s corporate governance listing standards as of the date of the certification.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 72 through 107 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 106 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 111 through 112 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

Year Ended June 30,	2009	2008	2007	2006	2005
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$1,461,453	$1,091,833	$933,473	$839,513	$780,662
Depreciation	39,825	34,808	35,979	37,616	42,353
Amortization of Intangible Assets and Other	10,625	5,066	8,028	10,492	15,213
Interest Income	5,251	10,463	7,437	3,785	642
Interest Expense	2,775	522	4,784	10,190	9,047
Income Before Cumulative Effect of Change in Accounting	165,613	125,532	76,188	43,053	16,201
Net Income	165,613	125,532	76,188	43,053	18,011
Diluted Earnings per Common Share (EPS) — Income Before Cumulative Effect of Change in Accounting	2.28	1.73	1.07	0.61	0.24
Diluted Earnings per Common Share (EPS) — Net Income	2.28	1.73	1.07	0.61	0.26
Shares Used in Calculating Diluted EPS (in Thousands)	72,516	72,406	71,400	70,880	70,591
Cash Dividends Declared Per Common Share	0.16	0.12	0.10	--	--
FINANCIAL POSITION:
Cash and Cash Equivalents	165,202	217,199	129,155	130,583	161,823
Total Assets	1,434,299	1,018,356	844,113	872,482	910,035
Total Funded Debt	124,811	--	--	125,000	225,000
Total Shareholders’ Equity (1)	926,942	766,426	652,403	575,044	523,820
OTHER SELECTED DATA:
Cash Provided by Operating Activities	249,526	198,646	125,176	90,822	86,977
Capital Expenditures	74,044	62,806	38,558	25,265	42,909
Shares Outstanding at Year-end (in Thousands)	71,233	71,377	71,131	70,757	70,475
Closing Price of Common Stock at Year-end	50.04	53.62	34.02	21.97	19.90
Price Earnings Ratio on Common Stock(2)	22	31	32	36	77
____________

(1)
As discussed in Note 10 to the Financial Statements, Total Shareholder’s Equity was revised as a result of a $10.4 million adjustment made to correct errors identified in DeVry’s deferred tax accounts.  For purposes of this table, Total Stockholders’ Equity for the respective fiscal years ended June 30, 2005, 2006, 2007 and 2008 have been revised.

(2)	Computed on trailing four quarters of earnings per common share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: August 26, 2009
	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold T. Shapiro	Board Chair and Director	August 26, 2009
Harold T. Shapiro

/s/ Daniel M. Hamburger	Chief Executive Officer and Director	August 26, 2009
Daniel M. Hamburger

/s/ Richard M. Gunst	Senior Vice President, Chief Financial	August 26, 2009
Richard M. Gunst	Officer, and Principal Accounting Officer

/s/ Ronald L. Taylor	Director	August 26, 2009
Ronald L. Taylor

/s/ Charles A. Bowsher	Director	August 26, 2009
Charles A. Bowsher

/s/ David S. Brown	Director	August 26, 2009
David S. Brown

/s/ Connie R. Curran	Director	August 26, 2009
Connie R. Curran

/s/ William T. Keevan	Director	August 26, 2009
William T. Keevan

/s/ Lyle Logan	Director	August 26, 2009
Lyle Logan

/s/ Robert C. McCormack	Director	August 26, 2009
Robert C. McCormack

/s/ Julie A. McGee	Director	August 26, 2009
Julie A. McGee

/s/ Lisa W. Pickrum	Director	August 26, 2009
Lisa W. Pickrum

/s/ Fernando Ruiz	Director	August 26, 2009
Fernando Ruiz

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:
2(a)	Stock Purchase Agreement and amendments regarding purchase of Dominica Management, Inc. dated as of March 19, 2003		Exhibit 2 to the Company’s Form 8-K filed May 23, 2003 (File No. 1-13988)

2(b)	Stock Purchase Agreement regarding purchase of U.S. Education Corporation, dated as of July 30, 2008		Exhibit 2.1 to the Company’s Form 8-K filed August 1, 2008 (File No. 1-13988)

3(a)	Restated Certificate of Incorporation of the Registrant		Exhibit 4.1 to the Company’s Form S-8, 333-130604 dated December 22, 2005

3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.1 to the Company’s Form 8-K dated February 11, 2009

4(a)	Credit Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions and Bank of America, N.A. as lenders		Exhibits 4.1, 4.2 and 4.3 to the Company’s Form 8-K filed June 2, 2003 (File No. 1-13988)

4(b)	Note Purchase Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions as lenders		Exhibits 4.4 and 4.5 to the Company’s Form 8-K filed on June 2, 2003 (File No. 1-13988)

4(c)	Waiver to Credit Agreement dated as of June 9, 2004, between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders		Exhibit 4(c) to the Company’s Form 10-K for the year ended June 30, 2004

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

10(a)	Registrant’s Amended and Restated Stock Incentive Plan		Exhibit 10.1 to the Company’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s 1991 Stock Incentive Plan		Exhibit 10.3 to the Company’s Form S-3, File No. 333-22457 dated February 27, 1997

10(c)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Company’s Form S-3, File No. 333-22457 dated February 27, 1997

10(d)	Registrant’s 1999 Stock Incentive Plan		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 2000 (File No. 1-13988)

10(e)	Amended and Restated DeVry Inc. 1999 Stock Incentive Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 2002 (File No. 1-13988)

10(f)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(g)	Registrant’s 2005 Incentive Plan		Appendix B to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005

10(h)	Registrant’s Amended 2005 Incentive Plan		Exhibit to the Company’s Form 10-K for the year ended June 30, 2006

10(i)	DeVry Inc. Amended and Restated Profit Sharing Retirement Plan dated effective as of July 1, 1992		Exhibit 10(d) to the Company’s Form 10-K for the year ended June 30, 1996 (File No. 1-13988)

10(j)	First Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(e) to the Company’s Form 10-K for the year ended June 30, 1996 (File No. 1-13988)

10(k)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(f) to the Company’s Form 10-K for the year ended June 30, 1997 (File No. 1-13988)

10(l)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(g) to the Company’s Form 10-K for the year ended June 30, 1997 (File No. 1-13988)

10(m)	Amendment to DeVry Inc. Amended and Restated Profit Sharing Retirement Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1997 (File No. 1-13988)

10(n)	Employee Stock Purchase Plan		Exhibit 10(f) to the Company’s Form S-3, File No. 33-58636 dated February 22, 1993

10(o)	First Amendment to Employee Stock Purchase Plan		Exhibit 10(h) to the Company’s Form 10-K for the year ended June 30, 1994 (File No. 1-13988)

10(p)	Amended and Restated Employee Stock Purchase Plan		Appendix A to the definitive Proxy Statement in connection with the Annual Meeting of Stockholders on November 9, 2005

10(q)	Deferred Compensation Plan		Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 1999 (File No. 1-13988)

10(r)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(n) to the Company’s Form 10-K for the year ended June 30, 2003 (File No. 1-13988)

10(s)	Letter Agreement between the Registrant and Dennis J. Keller dated November 2, 2004		Exhibit 10.2 to the Company’s Form 8-K dated August 9, 2005

10(t)	Letter Agreement between the Registrant and Dennis J. Keller dated August 9, 2005		Exhibit 10.3 to the Company’s Form 8-K dated August 9, 2005

10(u)	Employment Agreements between the Registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(v)	Senior Advisor Agreements between the Registrant and each of Dennis J. Keller and Ronald L. Taylor		Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(w)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Company’s Form 8-K dated August 16, 2006

10(x)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Company’s Form 8-K dated November 21, 2006

10(y)	Letter Agreement between the Registrant and Richard M. Gunst dated July 24, 2006		Exhibit 10(y) to the Company’s Form 10-Q for the quarter ended September 30, 2006

21	Subsidiaries of the Registrant	113

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	115

31	Rule 13a-14(a)/15d-14(a) Certifications	116

32	Section 1350 Certifications	118