Form 10-Q
period 2009-09-30
DEVRY INC
filed 2009-11-05
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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
  October 30, 2009 — 71,029,883 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I – Financial Information
Item 1. Financial Statements

DEVRY INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	September 30,
	2009	2009	2008
ASSETS:	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$279,243	$165,202	$183,059
Marketable Securities	61,253	60,174	2,136
Restricted Cash	10,907	5,339	8,564
Accounts Receivable, Net	156,973	104,413	154,654
Deferred Income Taxes, Net	20,223	21,562	15,635
Prepaid Expenses and Other	32,602	28,756	28,279
Total Current Assets	561,201	385,446	392,327
Land, Buildings and Equipment:
Land	53,973	53,694	51,193
Buildings	255,645	250,542	231,812
Equipment	339,793	328,637	288,731
Construction In Progress	14,124	10,587	5,536
	663,535	643,460	577,272
Accumulated Depreciation and Amortization	(340,158)	(335,889)	(316,624)
Land, Buildings and Equipment, Net	323,377	307,571	260,648
Other Assets:
Intangible Assets, Net	201,328	203,195	140,632
Goodwill	514,448	512,568	523,395
Perkins Program Fund, Net	13,450	13,450	13,450
Investments	-	-	57,128
Other Assets	14,674	12,069	11,176
Total Other Assets	743,900	741,282	745,781
TOTAL ASSETS	$1,628,478	$1,434,299	$1,398,756

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$104,841	$104,811	$145,876
Accounts Payable	86,642	71,564	81,153
Accrued Salaries, Wages and Benefits	56,726	74,174	43,786
Accrued Expenses	63,440	39,162	42,966
Advance Tuition Payments	26,661	27,642	19,964
Deferred Tuition Revenue	217,874	74,664	173,953
Total Current Liabilities	556,184	392,017	507,698
Other Liabilities:
Revolving Loan	-	20,000	20,000
Deferred Income Taxes, Net	51,366	51,895	33,526
Deferred Rent and Other	38,909	40,257	29,342
Total Other Liabilities	90,275	112,152	82,868
TOTAL LIABILITIES	646,459	504,169	590,566

NON-CONTROLLING INTEREST	3,739	3,188	-
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,067,000; 71,233,000 and 71,484,000 Shares Issued and Outstanding at September 30, 2009, June 30, 2009 and September 30, 2008, Respectively	729	729	725
Additional Paid-in Capital	201,935	197,096	174,236
Retained Earnings	845,686	791,677	672,331
Accumulated Other Comprehensive Income (Loss)	11,131	7,157	(2,557)
Treasury Stock, at Cost (1,894,000; 1,663,000 and 969,000 Shares, Respectively)	(81,201)	(69,717)	(36,545)
TOTAL SHAREHOLDERS’ EQUITY	978,280	926,942	808,190
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,628,478	$1,434,299	$1,398,756

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Three Months
	Ended September 30,
	2009	2008

REVENUES:
Tuition	$401,371	$279,127
Other Educational	29,739	24,590
Total Revenues	431,110	303,717
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	196,483	139,613
Student Services and Administrative Expense	155,242	117,292
Total Operating Costs and Expenses	351,725	256,905
Operating Income	79,385	46,812
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	500	2,142
Interest Expense	(422)	(353)
Net Investment Gain	831	—
Net Interest and Other (Expense) Income	909	1,789
Income Before Income Taxes	80,294	48,601
Income Tax Provision	25,723	13,771
NET INCOME	54,571	34,830
Add: Net Loss Attributable to Non-controlling Interest	156	—
NET INCOME ATTRIBUTABLE TO DEVRY INC.	$54,727	$34,830

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$0.77	$0.49
Diluted	$0.76	$0.48

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended September 30,
	2009	2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$54,571	$34,830
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	3,622	3,110
Depreciation	11,993	8,825
Amortization	3,959	952
Provision for Refunds and Uncollectible Accounts	23,779	15,985
Deferred Income Taxes	581	(923)
Loss on Disposals of Land, Buildings and Equipment	331	24
Unrealized Net Gain on Investments	(831)	—
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(5,560)	(4,313)
Accounts Receivable	(75,885)	(86,442)
Prepaid Expenses and Other	(8,733)	5,835
Accounts Payable	15,054	9,091
Accrued Salaries, Wages, Benefits and Expenses	12,173	2,706
Advance Tuition Payments	(1,058)	(1,826)
Deferred Tuition Revenue	143,210	108,964
NET CASH PROVIDED BY OPERATING ACTIVITIES	177,206	96,818
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(26,482)	(10,638)
Payment for Purchase of Business, Net of Cash Acquired	—	(286,254)
Marketable Securities Purchased	(12)	(13)
Other	(7)	—
NET CASH USED IN INVESTING ACTIVITIES	(26,501)	(296,905)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,148	2,078
Proceeds from Stock Issued Under Employee Stock Purchase Plan	238	1,340
Repurchase of Common Stock for Treasury	(11,653)	—
Cash Dividends Paid	(5,716)	(4,282)
Excess Tax Benefit from Stock-Based Payments	139	420
Borrowings Under Revolving Credit Facility	40,000	120,000
Repayments Under Revolving Credit Facility	(60,000)	—
Borrowings Under Collateralized Line of Credit	91	45,876
Repayments Under Collateralized Line of Credit	(61)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(35,814)	165,432
Effects of Exchange Rate Differences	(850)	515
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	114,041	(34,140)
Cash and Cash Equivalents at Beginning of Period	165,202	217,199
Cash and Cash Equivalents at End of Period	$279,243	$183,059

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid (Refunded) During the Period For:
Interest	$269	$51
Income Taxes, Net	716	(6,868)
Non-cash Investing Activity:
Accretion of Non-controlling Interest Put Option	$707	$—

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry.  The June 30, 2009 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended September 30, 2009, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

Marketable Securities and Investments

Marketable securities and investments consist of auction-rate securities and related put rights,  and investments in mutual funds which are classified as trading securities and available-for-sale securities, respectively.  The following is a summary of our available-for-sale marketable securities at September 30, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$794	$-	$60	$854
Stock Mutual Funds	1,963	(647)	-	1,316
Total Marketable Securities	$2,757	$(647)	$60	$2,170

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year.  All mutual fund investments are recorded at fair market value based upon quoted market prices.  At September 30, 2009, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of September 30, 2009, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of September 30, 2009.

The following is a summary of our investments classified as trading securities at September 30, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Investments:
Auction Rate Securities (ARS)	$59,475	$(4,784)	$-	$54,691
Put Rights on ARS	-	-	4,392	4,392
Total Investments	$59,475	$(4,784)	$4,392	$59,083

As shown in the table above, as of September 30, 2009, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are investment-grade, long-term debt obligations with contractual maturities ranging from 17 to 32 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past two years, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

For each unsuccessful auction, the interest rates on these securities are reset to a maximum rate defined by the terms of each security, which in turn is reset on a periodic basis at levels which are generally higher than defined short-term interest rate benchmarks.  To date, DeVry has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future.  Auction failures relating to this type of security are symptomatic of current conditions in the broader debt markets and are not unique to DeVry.  DeVry intends to hold its portfolio of auction-rate securities until successful auctions resume; a buyer is found outside of the auction process; the issuers establish a different form of financing to replace these securities; or its broker, UBS Financial Services (UBS), purchases the securities (as discussed below).

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by the North American Securities Administrators Association to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry.  During the second quarter of fiscal year 2009, DeVry agreed to accept Auction Rate Security Rights (the Rights) from UBS. The Rights permit DeVry to sell, or put, its auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights agreement, unless auctions resume; a buyer is found outside of the auction process; or the issuers establish a different form of financing to replace these securities.

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, DeVry had recognized the unrealized loss previously as a temporary impairment in Other Comprehensive Income in Shareholders’ Equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry elected to reclassify its investments in auction rate securities as trading securities on the date of the acceptance of the Rights. Therefore, we recognized an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, DeVry accounted for the Rights as a separate asset measured at its fair value, which resulted in a gain of approximately $8.6 million recorded at December 31, 2008.  As of September 30 2009, DeVry revalued the auction rate securities and the Rights using current discount rates and risk premiums. This resulted in a $1.8 million current period gain in the value of the auction rate securities decreasing the cumulative net loss on this investment to approximately $4.8 million and a $1.0 million current period net loss in the value of the Rights decreasing the cumulative net gain on the Rights to approximately $4.4 million. Both of these changes in value are recorded in the fiscal 2010 first quarter operating results.  Under authoritative accounting guidance, the Rights do not meet the definition of a derivative instrument. Instead the guidance allows the Rights to be measured at fair value. This permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the auction rate securities. DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will generally offset fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We have classified the auction rate securities as current investments as settlement is expected on June 30, 2010, and management intends to exercise its Rights and put the auction rate securities back to UBS.

As described above, changing market conditions have reduced liquidity for Auction Rate Securities.  These investments, including the put rights, are valued using internally-developed pricing models with observable and unobservable inputs. Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other (Expense)/Income in the Consolidated Statements of Income.  DeVry has not recorded any realized gains or realized losses for fiscal 2010.  See Note 4 for further disclosures on the Fair Value of Financial Instruments.

While the auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $281.4 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $99.8 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of September 30, 2009, DeVry has borrowed through its broker, UBS, $44.8 million using the auction rate securities portfolio as collateral (see “Note 10 – Debt”).  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet their obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Prepaid Clinical Fees

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services.  Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees.   Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships.   The hospital group closed two of its hospitals due to financial difficulties in February 2009.  To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals.  During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract.  The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships.  As of September 30, 2009, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $7.5 million.  Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.5 million has been provided against the prepaid balance.

Internal Software Development Costs

DeVry capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three months ended September 30, 2009 were approximately $4.2 million.  No costs were capitalized during the three months ended September 30, 2008. As of September 30, 2009 the net balance of capitalized costs for projects not yet complete was $12.9 million. As of September 30, 2009, all capitalized software development costs for completed projects were fully amortized. As of September 30, 2008, there were $1.1 million of unamortized capitalized software development costs for completed projects.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the September 30, 2009 and 2008 computations of diluted earnings per share were options to purchase 616,000 and 216,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares.

	Three Months Ended September 30,
	2009	2008
Weighted Average Shares Outstanding	71,125	71,425
Unvested Participating Restricted Shares	130	-
Basic Shares	71,255	71,425
Effect of Dilutive Stock Options	886	1,135
Diluted Shares	72,141	72,560

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income (Loss) for the three months ended September 30 (dollars in thousands).

	Three Months Ended
	September 30,
	2009	2008
Balance at Beginning of Period	$7,157	$(2,963)
Net Unrealized Investment Gains (Losses)	146	(141)
Translation Adjustments	3,828	547
Balance at End of Period	$11,131	$(2,557)

The Accumulated Other Comprehensive Loss balance at September 30, 2009, consists of $11,494,000 of cumulative translation gains and $363,000 of unrealized losses on available-for-sale marketable securities, net of tax of $224,000. At September 30, 2008, this balance consisted of $759,000 of cumulative translation losses and $1,798,000 of unrealized losses on available-for-sale marketable securities, net of tax of $1,110,000.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $52.7 million and $39.8 million for the three months ended September 30, 2009 and 2008, respectively.  U.S. Education, which was acquired on September 18, 2008, accounted for a significant portion of the increase in advertising expense.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP.  The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued and revised authoritative guidance for business combinations and identifying, measuring and recognizing intangible assets and goodwill. This guidance also establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to non-controlling interests in the equity of a subsidiary.  The new accounting requirements change how business acquisitions are to be accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  This guidance was effective for DeVry beginning in fiscal year 2010 and all disclosure requirements were fully implemented in the first quarter Consolidated Financial Statements.

Subsequent Events

DeVry has performed an evaluation of subsequent events through November 5, 2009, which is the date these financial statements were issued.

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

At September 30, 2009, 5,213,602 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the three months ended September 30, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	2,881,404	$30.51
Options Granted	315,450	$52.28
Options Exercised	(46,760)	$25.39
Options Canceled	(1,680)	$34.25
Outstanding at September 30, 2009	3,148,414	$32.76	6.55	$71,084
Exercisable at September 30, 2009	1,774,011	$27.16	5.14	$50,001

The total intrinsic value of options exercised for the three months ended September 30, 2009 and 2008 was $1.1 million and $2.5 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first quarters of fiscal years 2010 and 2009 were $23.09 and $23.46, per share, respectively.  The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2010	2009
Expected Life (in Years)	6.77	6.79
Expected Volatility	41.06%	41.57%
Risk-free Interest Rate	3.02%	3.39%
Dividend Yield	0.31%	0.23%
Pre-vesting Forfeiture Rate	5.00%	5.00%

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

If factors change and different assumptions are employed in the valuation of stock-based awards in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the previous period.

During the first quarter of fiscal year 2010, DeVry granted 142,820 shares of restricted stock to selected employees.  Of these, 43,810 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 99,010 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over a four-year period on the grant date based on the recipient’s continued employment with DeVry, or upon retirement.  During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to vote and receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the three months ended September 30, 2009:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	82,372	$51.36
Shares Granted	142,820	$52.14
Shares Vested	(18,729)	$51.23
Shares Canceled	-	$-
Nonvested at September 30, 2009	206,463	$51.91

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cost of Educational Services	$1,159	$995
Student Services and Administrative Expense	2,463	2,115
Income Tax Benefit	(625)	(462)
Net Stock-Based Compensation Expense	$2,997	$2,648

As of September 30, 2009, $31.1 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.3 years. The total fair value of options and shares vested during the three months ended September 30, 2009 and 2008 was approximately $4.8 million and $3.4 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2009 and 2008.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

Effective July 1, 2008, DeVry adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance was revised in February 2008 to delay the effective date of its adoption for fair value measurements of all nonfinancial assets and liabilities until DeVry’s fiscal year beginning July 1, 2009.  As permitted by the guidance, DeVry has elected not to measure any assets or liabilities at fair value that were not previously required to be measured at fair value.  These include financial assets and liabilities required to be measured at fair value on a recurring basis and those measured at fair value on a non-recurring basis such as goodwill and intangible assets. The adoptions did not have a material effect on the results of operations or financial position.

In October 2008, authoritative guidance was issued clarifying the application of fair value measurements in a market that is not active.  Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of September 30, 2009.

In April 2009, authoritative guidance was issued providing additional clarification for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly.  Additional guidance also established a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements. Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of September 30, 2009.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  The guidance specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  The guidance establishes fair value measurement classifications under the following hierarchy:

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

The following tables present DeVry’s assets at September 30, 2009, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$279,243	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	2,170	-	-
Investments:
ARS Portfolio			54,691
UBS Put Right	-	-	4,392
Total Financial Assets at Fair Value	$281,413	$-	$59,083

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

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three months ended September 30, 2009 (dollars in thousands).

Investments For the Three Months Ended September 30, 2009

Balance at July 1, 2009	$58,251
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	1,831
Change in Fair Value of UBS Put Right	(999)
Purchases, Sales and Maturities	-
Balance at September 30, 2009	$59,083

NOTE 5: DIVIDENDS AND STOCK REPURCHASE PROGRAM

On May 13, 2009, the DeVry Board of Directors declared a cash dividend of $0.08 per share.  This dividend was paid on July 9, 2009 to common stockholders of record as of June 16, 2009.  The total dividend declared of $5.7 million was recorded as a reduction to retained earnings as of June 30, 2009.  On November 13, 2008, the DeVry Board of Directors declared a cash dividend of $0.08 per share. This dividend was paid on January 9, 2009, to common stockholders of record as of December 12, 2008.  The total dividend declared of $5.7 million was recorded as a reduction to retained earnings as of December 31, 2008. Future dividends will be at the discretion of the Board of Directors.

On May 13, 2008, the DeVry Board of Directors authorized a share repurchase program, which allows the company to repurchase up to $50 million of its common stock through December 31, 2010. As of September 30, 2009, DeVry has repurchased, on the open market, 942,217 shares of its common stock at a total cost of approximately $45.3 million.  The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 6:  BUSINESS COMBINATIONS

U.S. Education Corporation

 On September 18, 2008, DeVry Inc. acquired the operations of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million.  Including working capital adjustments and direct costs of acquisition, total consideration paid was approximately $303 million in cash.  The results of U.S. Education’s operations have been included in the consolidated financial statements of DeVry since that date.  The total consideration was comprised of approximately $137 million of internal cash resources, approximately $120 million of borrowings under DeVry’s existing credit facility and approximately $46 million of borrowings against its outstanding auction rate securities.

Apollo College and Western Career College prepare students for careers in healthcare through certificate, associate and bachelor’s degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting. The two colleges operate 18 campus locations in the western United States and online, and currently serve approximately 11,000 students and have more than 65,000 alumni. The addition of U.S. Education has further diversified DeVry’s curricula.

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

The following unaudited pro forma financial information for the three months ended September 30, 2009 and 2008 presents the results of operations of DeVry and U.S. Education as if the acquisition had occurred at the beginning of the quarter ended September 30, 2008.  The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises. The actual information for the three months ended September 30, 2009, is included for comparison purposes (dollars in thousands except for per share amounts):

	For the Three Months ended September 30,
	As Reported	Pro Forma
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$431,110	$339,624
Operating Income	79,385	50,223
Net Income	54,727	35,672
Earnings per Common Share:
Basic	$0.77	$0.50
Diluted	$0.76	$0.49

Fanor

On April 1, 2009, DeVry Inc. acquired 82.3 percent of the outstanding stock of Fanor, a leading provider of private postsecondary education in northeastern Brazil for $40.8 million in cash, including costs of acquisition. Funding was provided from DeVry’s existing operating cash balances. The results of Fanor’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition. The current management of Fanor retained the remaining 17.7 percent ownership interest, as of June 30, 2009.  In July 2009, DeVry increased its ownership percentage in Fanor to 83.5 percent through the infusion of an additional $2.5 million in capital. Beginning January 2013, DeVry has the right exercise a call option and purchase any remaining Fanor stock from Fanor management.  Likewise, Fanor management has the right to exercise a put option and sell its remaining ownership interest in Fanor to DeVry.  These options may become exercisable prior to January 2013 if Fanor’s management ownership interest falls below five percent. The non-controlling interest is recorded in the mezzanine section of the consolidated balance sheet due to the existence of the put option current Fanor management possesses, the value of which is included in non-controlling interest. Since this put option would be out of the control of DeVry, authoritative guidance requires the non-controlling interest and the value of the put option be displayed outside of equity.

The Fanor management put option, which is not currently redeemable but is probable of becoming redeemable, is being accreted to its expected redemption value according to a fair market value formula contained in the stock purchase agreement.  The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance.  This adjustment resulted in a $0.7 million increase in the non-controlling interest balance and a corresponding decrease to retained earnings as of September 30, 2009.  The adjustment to increase or decrease the Fanor non-controlling interest each reporting period for its proportionate share of Fanor's profit/loss will continue to flow through the consolidated income statement based on DeVry's historical minority interest accounting policy.

Founded in 2001 and based in Fortaleza, Ceará, Brazil, Fanor is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1.  These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 10,000 students through undergraduate and graduate programs focused in business management, law and engineering. The addition of Fanor has further diversified DeVry’s curricula and expanded its geographic presence.

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

NOTE 7:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2009		Weighted Avg.
	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Amortized Intangible Assets:
Student Relationships	$64,458	$(56,097)	(1)
Customer Contracts	7,000	(2,708)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(1,750)	14 years
Curriculum/Software	3,624	(1,156)	5 years
Outplacement Relationships	3,900	(269)	15 years
Trade Names	6,263	(3,109)	(2)
Other	639	(639)	6 years
Total	$91,468	$(68,412)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility and Accreditations	112,300
Fanor Accreditations	12,815
Total	$178,272
(1)
The respective Ross University and Chamberlain College of Nursing Student Relationships were fully amortized at June 30, 2009.  The total weighted average estimated amortization period for Student Relationships is 15 months and 5 years for U.S. Education and Fanor, respectively.

(2)	The total weighted average estimated amortization period for Trade Names is 15 months, 2 years and 8.5 years for U.S. Education, Becker and Fanor, respectively.

	As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortized Intangible Assets:
Student Relationships	$58,670	$(48,012)
Customer Contracts	7,000	(1,256)
License and Non-compete Agreements	2,684	(2,681)
Class Materials	2,900	(1,550)
Curriculum/Software	9,240	(503)
Trade Names	2,410	(187)
Outplacement Relationships	1,161	(3)
Other	639	(637)
Total	$84,704	$(54,829)
Unamortized Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility and Accreditations	57,600
Total	$110,757

Amortization expense for amortized intangible assets was $3.9 million and $0.9 million for the three months ended September 30, 2009 and 2008, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Advanced Academics	Becker	Fanor	U.S. Education	Total
2010	$2,004	$1,150	$2,941	$4,751	$10,846
2011	1,806	1,150	2,487	420	5,863
2012	1,538	160	2,082	420	4,200
2013	618	160	1,577	420	2,775
2014	369	160	655	295	1,479

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

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. Beginning in fiscal year 2010, the Trade Name associated with the Stalla CFA Review was reclassified to a finite lived intangible asset and is being amortized on a straight line basis over two years. This change was necessitated by a decision made subsequent to June 30, 2009 to phase out this trade name over the two year period. This asset had a book value of $1.9 million as of June 30, 2009.  As of the latest impairment analysis completed during the fourth quarter of fiscal year 2009, the asset’s fair value exceeded this book value.

Goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time according to authoritative guidance. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2009 at which time there were no impairment losses associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the respective carrying amounts.  No impairment indicators were noted through the period ended September 30, 2009.

The table below summarizes the goodwill balances by reporting unit as of September 30, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$22,196
Becker Professional Review	24,715
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
U.S. Education	185,717
Fanor	22,857
Total	$514,448

The table below summarizes the goodwill balances by reporting segment as of September 30, 2009 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	427,606
Professional Education	24,715
Other Educational Services	39,931
Total	$514,448

Total goodwill increased by $1.88 million from June 30, 2009. This increase is the result of an increase in the value of the Brazilian Real as compared to the U.S. dollar. Since Fanor goodwill is recorded in the local Brazilian currency, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of September 30, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	29,812
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
U.S. Education	112,300
Fanor	12,815
Total	$178,272

The only change in the indefinite-lived intangible assets balances from June 30, 2009, resulted from the effects of foreign currency translation. Since Fanor intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

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

During the fourth quarter of fiscal year 2009, DeVry performed a detailed reconciliation of its deferred tax accounts and identified errors impacting prior years.  These errors had no impact on consolidated net income in fiscal years 2007, 2008, or 2009 and were immaterial to all individual prior years impacted.  As a result, and due to the fact that all of the errors related to financial periods prior to those presented in these Consolidated Financial Statements, DeVry has recorded an adjustment to decrease its deferred tax liabilities by $10.4 million and increase retained earnings by a corresponding amount as of July 1, 2006.  The fiscal year 2009 amounts included within this first quarter Form 10-Q have been revised to reflect this adjustment.

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $163.8 million and $143.3 million attributable to Ross University’s international operations as of September 30, 2009 and 2008, respectively.  As of September 30, 2009 and 2008, cumulative undistributed earnings were approximately $216.1 million and $134.8 million, respectively.

The effective tax rate was 32.0% for the first quarter of fiscal year 2010, compared to 28.3% for the first quarter of the prior fiscal year. The higher effective income tax rate for the first three months of fiscal year 2010 is attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period. The effective income tax rate for the fiscal year ended June 30, 2009 was 30.2%.

As of June 30, 2009 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.3 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.5 million.  As of June 30, 2008, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $2.6 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.9 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million and at June 30, 2009 was $0.5 million. The corresponding amounts at September 30, 2009, were not materially different from the amounts at June 30, 2009.

The Internal Revenue Service is currently examining DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns.  DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2005.

NOTE 10:  DEBT

Debt consists of the following at September 30, 2009, June 30, 2009 and September 30, 2008 (dollars in thousands):

	Outstanding Debt			Average Interest Rate
Revolving Credit Facility:	Sept. 30, 2009	June 30, 2009	Sept. 30, 2008	Sept. 30, 2009
DeVry Inc. as borrower	$60,000	$80,000	$120,000	0.75%
GEI as borrower	—	—	—	—
Total	$60,000	$80,000	$120,000	0.75%
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$44,841	$44,811	$45,876	0.77%
Total Outstanding Debt	$104,841	$124,811	$165,873	0.76%
Current Maturities of Debt	$104,841	$104,811	$145,876	0.76%
Total Long-term Debt	$—	$20,000	$20,000	—

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement in total not to exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement, and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $15.2 million and $12.5 million as of September 30, 2009 and 2008, respectively. As of September 30, 2009, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of September 30, 2009.

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

NOTE 12:  SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009. DeVry presents four reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and U.S. Education; “Professional Education”, formerly known as Professional and Training, which includes the professional exam review and training operations of Becker CPA Review and Stalla Review for the CFA Exams; and “Other Educational” which includes the Fanor and AAI operations.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization, minority interest and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The segments described above have changed from those previously reported, effective with the beginning of the fourth quarter of fiscal year 2009.  The acquired business operations of Fanor did not operationally align with any of DeVry’s previously existing businesses due to its foreign operating and regulatory environment. The evaluation of the performance of this business and how resources are to be allocated is distinct from that of the other DeVry businesses.  The decision to realign AAI operations from the former DeVry University segment was based on the expected growth of this business and how decisions on resource allocation are also now distinct from those of the Business, Technology and Management segment operations. Since neither business (Fanor and AAI) are significant enough to be reported as individual segments, they are aggregated in the newly created Other Educational Services segment as allowed by authoritative guidance.

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

Following is a tabulation of business segment information based on the current segmentation for the three months ended September 30, 2009 and 2008. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months
	Ended September 30,
	2009	2008
Revenues:	(Dollars in Thousands)
Business, Technology and Management	$283,506	$228,747
Medical and Healthcare	117,158	53,278
Professional Education	19,161	19,759
Other Educational Services	11,285	1,933
Total Consolidated Revenues	$431,110	$303,717
Operating Income:
Business, Technology and Management	$56,079	$27,003
Medical and Healthcare	27,139	15,351
Professional Education	6,444	7,723
Other Educational Services	(6,522)	(1,715)
Reconciling Items:
Amortization Expense	(3,914)	(916)
Depreciation and Other	159	(634)
Total Consolidated Operating Income	$79,385	$46,812
Interest and Other (Expense) Income:
Interest Income	$500	$2,142
Interest Expense	(422)	(353)
Net Investment Gain	831	-
Net Interest and Other (Expense) Income	909	1,789
Total Consolidated Income before Income Taxes	$80,294	$48,601

	For the Three Months
	Ended September 30,
	2009	2008
	(Dollars in Thousands)
Segment Assets:
Business, Technology and Management	$516,718	$435,398
Medical and Healthcare	904,256	843,872
Professional Education	67,362	67,326
Other Educational Services	116,719	34,154
Corporate	23,423	18,006
Total Consolidated Assets	$1,628,478	$1,398,756
Additions to Long-lived Assets:
Business, Technology and Management	$16,639	$6,046
Medical and Healthcare	7,245	316,896
Professional Education	17	49
Other Educational Services	2,581	346
Total Consolidated Additions to Long-lived Assets	$26,482	$323,337
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$26,482	$10,638
Increase in Capital Assets from Acquisitions	—	19,558
Increase in Intangible Assets and Goodwill	—	293,141
Total Increase in Consolidated Long-lived Assets	$26,482	$323,337
Depreciation Expense:
Business, Technology and Management	$7,844	$6,975
Medical and Healthcare	3,314	1,554
Professional Education	57	87
Other Educational Services	604	29
Corporate	174	180
Total Consolidated Depreciation	$11,993	$8,825
Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—
Medical and Healthcare	2,425	366
Professional Education	287	53
Other Educational Services	1,202	497
Total Consolidated Amortization	$3,914	$916

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, Grand Bahama and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil, were less than 5% of total revenues for the three months ended September 30, 2009 and 2008. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months
	Ended September 30,
	2009	2008
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$377,021	$265,124
International Operations:
Dominica, Grand Bahama and St. Kitts/Nevis	43,443	36,112
Other	10,646	2,481
Total International	54,089	38,593
Consolidated	$431,110	$303,717
Long-lived Assets:
Domestic Operations	$674,179	$690,228
International Operations:
Dominica, Grand Bahama and St. Kitts/Nevis	327,724	315,708
Other	65,374	493
Total International	393,098	316,201
Consolidated	$1,067,277	$1,006,429

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

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements.  These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; valuation of marketable securities and investments; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income tax taxes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 11 to the Consolidated Financial Statements and in Part II, Item 1, “Legal Proceedings”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and filed with the Securities and Exchange Commission on August 26, 2009 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

DeVry’s continued focus on quality, strong emphasis on student academic outcomes, and execution of its growth and diversification strategy produced solid financial results for the first quarter of fiscal year 2010.  Financial and operational highlights for the quarter include:

•
Total revenues rose 41.9%, reaching a quarterly record high of $431.1 million, and net income of $54.7 million increased 57.1% over the year-ago period, while at the same time DeVry made investments to drive academic quality and future growth.

•
Revenue growth was driven by the acquisition of U.S. Education and Fanor as well as strong student enrollments and increased retention at DeVry University, Ross University and Chamberlain College of Nursing.

•
As a result of DeVry’s diversification strategy, solid performance at its Business, Technology and Management and Medical and Healthcare segments more than offset a decline in profits at its Professional Education and Other Educational Services segments.  The Professional Education segment results continue to reflect the economic downturn and the impact on the financial firms that the segment serves.  The Other Educational Services segment results reflect increased investment to drive future enrollment growth at Advanced Academics and Fanor.

•
DeVry’s financial position remained strong generating $177.2 million of operating cash flow during the first quarter of fiscal year 2010, driven primarily by strong operating results and working capital improvements. As of September 30, 2009, cash, marketable securities and investment balances totaled $340.5 million and outstanding borrowings were $104.8 million.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year.  Percentages may not add because of rounding.

	For the Three Months Ended September 30,
	2009	2008

Revenue	100.0%	100.0%
Cost of Educational Services	45.6%	46.0%
Student Services and Administrative Expense	36.0%	38.6%
Total Operating Costs and Expenses	81.6%	84.6%
Operating Income	18.4%	15.4%
Interest Income	0.1%	0.7%
Interest Expense	(0.1%)	(0.1%)
Net Investment Gain	0.2%	--
Net Interest and Other (Expense) Income	0.2%	0.6%
Income Before Income Taxes	18.6%	16.0%
Income Tax Provision	6.0%	4.5%
Net Income	12.7%	11.5%
Add: Net Loss Attributable to Noncontrolling Interest	0.0	--
Net Income Attributable to DeVry Inc.	12.7%	11.5%

REVENUES

Total consolidated revenues for the first quarter of fiscal year 2010 of $431.1 million increased $127.4 million, or 41.9%, as compared to the year-ago quarter.  Revenues increased at DeVry’s respective Business, Technology and Management; Medical and Healthcare; and Other Educational Services segments as a result of continued growth in total student enrollments, improved student retention and tuition price increases.  In addition, U.S. Education, which was acquired on September 18, 2008, and Fanor, which was acquired on April 1, 2009, contributed to the revenue growth in the first quarter of fiscal year 2010.  Professional Education segment revenues declined during the quarter due to the impact of the economic downturn on the accounting and finance professions.

Business, Technology and Management

During first quarter of fiscal year 2010, Business, Technology and Management segment revenues increased by 23.9% to $283.5 million as compared to the year-ago quarter driven primarily by strong enrollment growth and improved retention. The Business, Technology and Management segment is comprised solely of DeVry University.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

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

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 12.3% from the July 2008 session (16,017 coursetakers) to the July 2009 session (17,991 coursetakers); and

•	Increased by 15.2% from the September 2008 session (17,799 coursetakers) to the September 2009 session (20,496 coursetakers).

Tuition rates:

•
Effective July 2009, DeVry University’s U.S. undergraduate tuition ranges from $550 to $595 per credit hour for students enrolling in 1 to 11 credit hours.  Tuition ranges from $330 to $355 per credit hour for each credit hour in excess of 11 credit hours.  These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 6.6% as compared to the summer 2008 term.  However, effective with the summer 2009 term, DeVry University consolidated several of its student fees including graduation, transcript, technology and student activity fees into a lesser student services charge.  The effective weighted average tuition increase was approximately 5.5% when the fee reduction is taken into account.

•
Effective July  2009, Keller Graduate School of Management program tuition per classroom course (four quarter credit hours) ranges from $1,995 to $2,200, depending on location. This represents an expected weighted average increase of 4.6%. The price for a graduate course taken online is $2,200, compared to $2,100 previously.

Management believes the increased undergraduate student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education and career outcomes, continued strong demand for DeVry University’s online programs and improved retention of existing students.  Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have produced positive graduate enrollment results.  In addition, management believes that the economic downturn has had a small, but positive, impact on enrollments, as individuals have returned to post-secondary education for job re-tooling. Also contributing to higher total revenues in the DeVry University segment was an increase in Other Educational Revenues from sales of educational materials.

Medical and Healthcare

Medical and Healthcare segment revenues increased 119.9% to $117.2 million in the first quarter of fiscal year 2010 as compared to the year-ago quarter.  U.S. Education, which was acquired on September 18, 2008, contributed $47.0 million of revenue growth in the current year quarter.   In addition, increases in student enrollments and tuition rates at both Ross University and Chamberlain College of Nursing (“Chamberlain”) also contributed to segment revenue growth.  Key trends for Ross University, Chamberlain and U.S. Education are set forth below.

Ross University total enrollment by term:

•	Increased by 7.8% from January 2008 (4,011 students) to January 2009 (4,323 students);

•	Increased by 9.4% from May 2008 (4,064 students) to May 2009 (4,448 students); and

•	Increased by 9.1% from September 2008 (4,219 students) to September 2009 (4,601 students).

Ross University new student enrollment by term:

•	Increased by 10.9% from January 2008 (551 students) to January 2009 (611 students);

•	Increased by 16.8% from May 2008 (481 students) to May 2009 (562 students); and

•	Increased by 9.5% from September 2008 (608 students) to September 2009 (666 students).

Chamberlain College of Nursing total enrollment by term:

•	Increased by 116.0% from November 2007 (1,485 students) to November 2008 (3,207 students);

•	Increased by 104.5% from March 2008 (1,820 students) to March 2009 (3,722 students); and

•	Increased by 77.8% from July 2008 (2,419 students) to July 2009 (4,302 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 114.6% from November 2007 (635 students) to November 2008 (1,363 students);

•	Increased by 72.9% from March 2008 (717 students) to March 2009 (1,240 students); and

•	Increased by 51.9% from July 2008 (1,026 students) to July 2009 (1,558 students).

U.S. Education total enrollment by term:

•	Increased by 19.4% from November 2007 (8,534 students) to November 2008 (10,186 students);

•	Increased by 21.8% from March 2008 (8,973 students) to March 2009 (10,928 students); and

•	Increased by 17.9% from July 2008 (9,028 students) to July 2009 (10,644 students).

U.S. Education new student enrollment by term:

•	Increased by 17.6% from November 2007 (3,980 students) to November 2008 (4,681 students);

•	Increased by 26.8% from March 2008 (3,408 students) to March 2009 (4,323 students); and

•	Increased by 15.4% from July 2008 (3,821 students) to July 2009 (4,411 students).

Tuition rates:

•
Effective September 2009, tuition and fees for the beginning basic sciences portion of the programs at the Ross University medical and veterinary schools are $14,665 and $14,375, respectively, per semester. This an increase from September 2008 tuition rates of approximately 7.4% for the medical school and 5.3% for the veterinary school.

•
Effective September 2009, tuition and fees for the final clinical portion of the Ross University programs are $16,100 per semester for the medical school, and $18,050 per semester for the veterinary school. This represents an increase from September 2008 tuition rates of approximately 7.3% for the medical school and 5.2% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•
Effective July 2009, tuition is $595 per credit hour for Chamberlain students enrolled in the BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,140 per semester. This represents an increase from 2008-2009 academic year tuition rates of approximately 9%.  However, effective with the summer 2009 term, Chamberlain consolidated several of its student fees into a lesser student services charge.  The effective weighted average tuition increase was approximately 8% when the fee reduction is taken into account.  These amounts do not include the cost of books, supplies, transportation, or living expenses.

•
Effective July 2009, for students enrolled in Chamberlain’s RN-to-BSN online degree program, tuition is $575 per credit hour for students enrolled in the RN-to-BSN online degree program.  Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $6,900 per semester. The tuition rate represents an increase from July 2008 tuition rates of approximately 5%. Tuition for the 2009-2010 academic year is $735 per credit hour for students enrolled in the online MSN program.

•
Effective July 2009, tuition for U.S. Education students (Apollo College and Western Career College) was raised approximately 3.5% as compared to the prior year.  On a per credit hour basis, tuition for Apollo College and Western Career College programs ranges from $338 per credit hour to $1,602 per credit hour for non-general education courses, with the wide range due to the nature of the program.  General Education courses are charged at $295 per credit hour at Apollo, $345 per credit hour at Western Career College.

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

The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program.  Beginning July 2009, Chamberlain began offering nursing programs at its newly opened campus in Jacksonville, Florida.

Professional Education

Professional Education segment revenues declined 3.0% to $19.2 million in the first quarter of fiscal year 2010 as compared to the year-ago quarter. The primary reason for the decrease was the impact of the economic downturn on the accounting and finance professions that the segment serves.  Enrollments were down in self-study CPA review courses and CFA review courses.  Management expects that the softness in revenue will persist at least through the balance of fiscal year 2010.

Other Educational Services

Other Educational Services segment revenues grew by $9.4 million to $11.3 million in the first quarter of fiscal year 2010 as compared to the year-ago quarter.  Fanor, which was acquired on April 1, 2009, contributed to the revenue growth in the quarter.   In addition, segment revenues increased driven by continued enrollment growth at Advanced Academics.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 40.7% to $196.5 million during the first quarter of fiscal year 2010 as compared to the year-ago quarter.  U.S. Education, which was acquired by DeVry on September 18, 2008, and Fanor, which was acquired on April 1, 2009 accounted for more than half of the increase in Cost of Educational Services during the first quarter of fiscal year 2010.  Cost increases were also incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University locations as compared to the prior year.  In addition, higher costs were incurred to support increasing student enrollments and capacity expansion to drive future growth at Ross University.  During the third quarter of fiscal 2009, Ross University began teaching courses at its newly opened clinical training center in Freeport, Grand Bahama.  Also, cost increases were incurred for the operation of Chamberlain campus in Jacksonville, Florida, which began offering programs in July 2009 and start-up costs for the opening of a campus in Crystal City, Virginia.  Chamberlain expects to begin teaching classes at the Crystal City campus, which will be co-located with DeVry University, in the spring of 2010.  Expense attributed to stock-based awards included in Cost of Educational Services increased during the first quarter of fiscal year 2010 as a result of an increase in the number of restricted stock awards granted partially offset by a decrease in the number of stock option awards granted during the current year.  DeVry’s restricted stock awards have a greater fair value than option awards, resulting in the recognition of a higher level of stock-based compensation expense.

As a percent of revenue, Cost of Educational Services decreased to 45.6% in the first quarter of fiscal year 2010 from 46.0% during the prior year period.  The decrease was the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 32.4% to $155.2 million during the first quarter of fiscal year 2010 as compared to the year-ago quarter.  The fiscal year 2009 acquisitions of U.S. Education and Fanor accounted for more than one-third of the increase in Student Services and Administrative Expense.  The balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  In addition, cost increases were incurred in information technology and student services.  Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during the first quarter of fiscal year 2010 as a result of an increase in the number of restricted stock awards granted partially offset by a decrease in the number of stock option awards granted during the current year. .  DeVry’s restricted stock awards have a greater fair value than option awards, resulting in the recognition of a higher level of stock-based compensation expense.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during the first quarter of fiscal year 2010 as compared to the year-ago period as a result of increased amortization of finite-lived intangible assets resulting from the acquisitions of U.S. Education and Fanor.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percent of revenue, Student Services and Administrative Expense decreased to 36.0% in the first quarter of fiscal year 2010 from 38.6% during the year-ago quarter.  The decrease was the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and home office support personnel.

OPERATING INCOME

Total consolidated operating income for the first quarter of fiscal year 2010 of $79.4 million increased $32.6 million, or 69.6%, as compared to the prior year period.  Operating income increased at DeVry’s respective Business, Technology and Management and Medical and Healthcare segments.  These increases were partially offset by a decline in operating income at DeVry’s Professional Education and Other Educational Services segments.

Business, Technology and Management

Business, Technology and Management segment operating income increased 107.7% to $56.1 million during the first quarter of fiscal year 2010, as compared to the year-ago quarter.  The increase in operating income was the result of higher revenue and a significant increase in operating leverage, while at the same time, continuing to make investments in academic quality and student service to drive future enrollment growth.

Medical and Healthcare

Medical and Healthcare segment operating income increased 76.8% to $27.1 million during the first quarter of fiscal year 2010 as compared to the prior year period.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year period as compared to the prior year even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain.  U.S. Education, which was acquired on September 18, 2008, also accounted for a significant portion of the operating profit growth for this segment.

Professional Education

Professional Education segment operating income declined 16.6% to $6.4 million during the first quarter of fiscal year 2010 as compared to the prior year period.  The decrease in operating income was the result of a decrease in revenue and increased investments in marketing related to expanding its business-to-business sales channel.

Other Educational Services

For first quarter of fiscal year 2010, Other Educational Services segment recorded an operating loss of $6.5 million as compared to an operating loss of $1.7 million during the year-ago quarter.  The increase in the operating loss was the result of increased investments at Advanced Academics and Fanor to drive future enrollment growth.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 76.7%, to $0.5 million during the first quarter of fiscal year 2010 as compared to the prior year period.  Despite an increase in invested balances as compared to the prior year period, interest income decreased because of lower interest rates earned on invested balances during the first quarter of fiscal year 2010.  The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of Fanor, increased share repurchases and debt repayment.

Interest expense increased by $0.1 million, or 19.5%, to $0.4 million during the first quarter of fiscal year 2010 as compared to the prior year period.  The increase in interest expense was attributable to borrowings outstanding for the entire first quarter of fiscal year 2010 as compared to one month of borrowing during the prior year period, as DeVry borrowed approximately $166 million in September 2008 to finance the acquisition of U.S. Education.  This increase was partially offset by lower average interest rates on outstanding debt during the current year quarter as compared to the prior year period.

During the first quarter of fiscal year 2010, DeVry recorded a net investment gain of $0.8 million.  This gain was the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option (as discussed in Note 2 to the Consolidated Financial Statements).  DeVry will continue to assess the fair value of these two individual assets (auction rate securities and the right to put such securities back to the broker) and record changes each period until the rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   DeVry expects that future changes in the fair value of the rights will offset fair value movements in the related auction rate securities.

INCOME TAXES

Taxes on income were 32.0% of pretax income for the first quarter of fiscal year 2010, compared to 28.3% for the prior year period.  The higher effective tax rate was attributable to a greater proportion of pre-tax income being generated by U.S. operations versus the offshore operations of Ross University in the current year quarter as compared to the prior year.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

LIQUIDITY AND CAPITAL RESOURCES

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources.  Private loans as a percent of DeVry’s total revenue are relatively small.

In connection with the turmoil in the credit markets and economic downturn over the past eighteen months, some lenders announced that they were changing or exiting certain private loan programs.  Also, certain lenders have tightened underwriting criteria for private loans.  To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments.  DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including its DeVry University EDUCARD® program.

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

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each session. Historically, accounts receivable reach their lowest level at the end of each session, dropping to their lowest point during the year at the end of June.

At September 30, 2009, total accounts receivable, net of related reserves, was $157.0 million, compared to $154.7 million at September 30, 2008. The increase was the result of accounts receivable of $3.5 million associated with the acquisition of Fanor and the impact on receivables from revenue growth as compared to the year-ago period.  These increases were partially offset by a decrease in DeVry University receivables due to resolution of issues encountered from the conversion to a new financial aid processing system during July 2008 which had adversely impacted prior year accounts receivable balances.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2009, cash in the amount of $10.9 million was held in restricted bank accounts, compared to $8.6 million at September 30, 2008.

Cash from Operations

Cash generated from operations in the first quarter of fiscal year 2010 was $177.2 million, compared to $96.8 million in the prior year period.  Cash flow from operations increased $19.7 million due to higher net income.  Greater cash flow was also a result of an increase in deferred tuition revenue and advanced tuition payments of $35.0 million driven by increased student enrollments and timing in the receipt of student payments prior to the start of the term.  In addition, due to resolution of financial aid disbursement issues in the year-ago quarter and continued improvements in collections management,  accounts receivable, net of related reserves,  decreased and resulted in a $18.4 million greater source of cash as compared to the year-ago.  An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $6.7 million greater source of cash.  In addition, cash flow from operations increased by a $0.9 million from a greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

During the first quarter of fiscal year 2010, DeVry’s investments in auction rate securities continued to remain illiquid, as discussed in footnote 2 to the consolidated financial statements.

As of September 30, 2009, DeVry has recorded a $0.4 million unrealized net loss related to these investments.  The unrealized net loss is comprised of an other-than-temporary impairment of approximately $4.8 million on DeVry’s auction rate securities.  The impairment was measured as the difference between the par value and market value of the auction rate securities as of September 30, 2009.   The impairment was partially offset by the fair market value of the Rights of approximately $4.4 million at September 30, 2009.  DeVry will be permitted to put the auction rate securities back to UBS at par value, and DeVry has accounted for the Rights as a separate asset measured at its fair value.  DeVry will be required to assess the fair value of these two individual assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will approximate fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we are required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

Since management uses significant unobservable inputs in measuring the fair value of these auction rate securities and the related Rights, these investments are classified as Level 3 assets under the fair value hierarchy.  Accordingly, they are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use.  Significant unobservable inputs include collateralization of the respective underlying security; credit worthiness of the issuer and duration for holding the security.  With a September 30, 2009 balance of $59.1 million, the fair value of these Level 3 assets represented approximately 17% of all assets measured at fair value as of September 30, 2009.

While the auction failures will limit DeVry’s ability to liquidate these investments for some period of time, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $281.4 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $99.8 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of September 30, 2009, DeVry has borrowed through its broker, UBS, $44.8 million using the auction rate securities portfolio as collateral.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, or UBS is unable to meet its obligations under the Rights, any impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Cash Used in Investing Activities

Capital expenditures in the first quarter of fiscal year 2010 were $26.5 million compared to $10.6 million in the year-ago quarter.  The increased in capital expenditures was the result of a higher level of spending on Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain Crystal City, Virginia, campus; new location openings and capacity expansion at U.S. Education; and facility improvements at DeVry University.  Management anticipates full year fiscal 2010 capital spending in the $95 to $105 million range.

Cash Used in Financing Activities

During the first quarter of fiscal year 2010, DeVry had cumulative borrowings of $40 million and made cumulative repayments of $60 million under its existing revolving line of credit.  DeVry repurchased 234,684 shares of its stock, on the open market, for approximately $11.6 million during the current year quarter.  These repurchases were made under a stock buyback program that was authorized by the Board of Directors in May 2008.  The program provides up to $50 million of share repurchases through December 2010.  The total remaining authorization under the repurchase program was $4.7 million as of September 30, 2009. The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

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

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At September 30, 2009, DeVry had $60 million of outstanding borrowings under its revolving credit agreement, and there were no required payments under this borrowing agreement prior to its maturity.  DeVry’s letters of credit outstanding under the revolving credit facility were approximately $15.2 million as of September 30, 2009.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first quarter of fiscal year 2010.  DeVry had no open derivative positions at September 30, 2009.

DeVry’s consolidated cash balances of $279.2 million at September 30, 2009, included approximately $167.8 million of cash attributable to international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the its international operations, including Ross University and Fanor, and pursue future business opportunities outside the United States.  Therefore, cash held by DeVry’s international operations will not be available for domestic general corporate purposes on a long-term basis.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards and is not intended to change GAAP.  The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued and revised authoritative guidance for business combinations and identifying, measuring and recognizing intangible assets and goodwill. This guidance also establishes accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to non-controlling interests in the equity of a subsidiary.  The new accounting requirements change how business acquisitions are to be accounted for and will impact financial statements both on the acquisition date and in subsequent periods.  This guidance was effective for DeVry beginning in fiscal year 2010 and all disclosure requirements were fully implemented in the first quarter Consolidated Financial Statements.

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

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon DeVry’s total borrowings of $104.8 million at September 30, 2009, a 100 basis point increase in short-term interest rates would result in approximately $1.0 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2010 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered.  The risks described below and in DeVry’s Form 10-K are not the only risks facing the company.  Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
July 2009	110,802	$47.02	110,802	$11,106,253
August 2009	64,082	$51.67	64,082	7,795,101
September 2009	59,800	$52.37	59,800	4,663,086
Total	234,684	$49.65	234,684	$4,663,086

1On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.  The total remaining authorization under the repurchase program was $4,663,086 as of September 30, 2009.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2009	--	$--	N/A	N/A
August 2009	--	$--	N/A	N/A
September 2009	1,708	$55.93	N/A	N/A
Total	1,708	$55.93	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended.

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: November 5, 2009	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: November 5, 2009	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer