Form 10-Q
period 2009-12-31
DEVRY INC
filed 2010-02-04
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 1-13988

DeVry Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3005 HIGHLAND PARKWAY	60515
DOWNERS GROVE, ILLINOIS	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number; including area code:
(630) 515-7700

ONE TOWER LANE, SUITE 1000	60181
OAKBROOK TERRACE, ILLINOIS	(Zip Code)
(Former Address of principal executive offices, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 31, 2010 — 71,163,768 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

DEVRY INC.
PART I – Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 31,	June 30,	December 31,
	2009	2009	2008
ASSETS:	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$272,550	$165,202	$203,326
Marketable Securities and Investments	61,608	60,174	1,861
Restricted Cash	54,599	5,339	31,948
Accounts Receivable, Net	135,183	104,413	137,602
Deferred Income Taxes, Net	22,191	21,562	16,312
Prepaid Expenses and Other	32,504	28,756	33,903
Total Current Assets	578,635	385,446	424,952
Land, Buildings and Equipment:
Land	54,038	53,694	50,797
Buildings	270,727	250,542	235,640
Equipment	356,203	328,637	295,636
Construction In Progress	17,776	10,587	8,209
	698,744	643,460	590,282
Accumulated Depreciation and Amortization	(352,987)	(335,889)	(325,452)
Land, Buildings and Equipment, Net	345,757	307,571	264,830
Other Assets:
Intangible Assets, Net	198,142	203,195	187,612
Goodwill	514,873	512,568	494,488
Perkins Program Fund, Net	13,450	13,450	13,450
Investments	-	-	57,757
Other Assets	14,961	12,069	11,798
Total Other Assets	741,426	741,282	765,105
TOTAL ASSETS	$1,665,818	$1,434,299	$1,454,887

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$44,732	$104,811	$135,124
Accounts Payable	71,246	71,564	40,905
Accrued Salaries, Wages and Benefits	50,009	74,174	54,200
Accrued Expenses	65,605	39,162	41,470
Advance Tuition Payments	70,298	27,642	44,443
Deferred Tuition Revenue	223,615	74,664	181,616
Total Current Liabilities	525,505	392,017	497,758
Other Liabilities:
Revolving Loan	-	20,000	20,000
Deferred Income Taxes, Net	51,790	51,895	56,060
Deferred Rent and Other	39,254	40,257	30,463
Total Other Liabilities	91,044	112,152	106,523
TOTAL LIABILITIES	616,549	504,169	604,281

NON-CONTROLLING INTEREST	4,104	3,188	-
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,107,000; 71,233,000 and 71,636,000 Shares Issued and Outstanding at December 31, 2009, June 30, 2009 and December 31, 2008, Respectively	731	729	726
Additional Paid-in Capital	207,884	197,096	181,758
Retained Earnings	910,802	791,677	709,464
Accumulated Other Comprehensive Income	11,547	7,157	469
Treasury Stock, at Cost (1,977,000; 1,663,000 and 1,064,000 Shares, Respectively)	(85,799)	(69,717)	(41,811)
TOTAL SHAREHOLDERS’ EQUITY	1,045,165	926,942	850,606
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,665,818	$1,434,299	$1,454,887
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)
	For the Quarter		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008

REVENUES:
Tuition	$448,977	$342,044	$850,348	$621,171
Other Educational	24,035	27,571	53,774	52,161
Total Revenues	473,012	369,615	904,122	673,332
COSTS AND EXPENSES:
Cost of Educational Services	199,965	167,107	396,448	306,720
Student Services and Administrative Expense	164,118	139,968	319,360	257,260
Total Operating Costs and Expenses	364,083	307,075	715,808	563,980
Operating Income	108,929	62,540	188,314	109,352
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	574	1,710	1,074	3,852
Interest Expense	(495)	(1,176)	(917)	(1,529)
Net Investment Gain (Loss)	313	(1,718)	1,144	(1,718)
Net Interest and Other (Expense) Income	392	(1,184)	1,301	605
Income Before Income Taxes	109,321	61,356	189,615	109,957
Income Tax Provision	36,731	18,491	62,454	32,262
NET INCOME	72,590	42,865	127,161	77,695
Net (Income) Loss Attributable to Non-controlling Interest	(136)	-	20	-
NET INCOME ATTRIBUTABLE TO DEVRY INC.	$72,454	$42,865	$127,181	$77,695

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$1.02	$0.60	$1.78	$1.09
Diluted	$1.00	$0.59	$1.76	$1.07

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.10	$0.08	$0.10	$0.08
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended December 31,
	2009	2008
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127,161	$77,695
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	5,717	4,809
Depreciation	25,124	19,200
Amortization	7,653	3,904
Provision for Refunds and Uncollectible Accounts	46,215	34,056
Deferred Income Taxes	(889)	(503)
Loss (Gain) on Disposals of Land, Buildings and Equipment	352	(7)
Unrealized Net (Gain) Loss on Investments	(1,144)	1,718
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(49,250)	(27,712)
Accounts Receivable	(76,422)	(87,520)
Prepaid Expenses and Other	(8,834)	(592)
Accounts Payable	(349)	(31,143)
Accrued Salaries, Wages, Benefits and Expenses	424	5,525
Advance Tuition Payments	42,555	22,716
Deferred Tuition Revenue	148,951	116,627
NET CASH PROVIDED BY OPERATING ACTIVITIES	267,264	138,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(61,629)	(25,208)
Payment for Purchase of Business, Net of Cash Acquired	—	(286,500)
Marketable Securities Purchased	(39)	(37)
Other	(7)	—
NET CASH USED IN INVESTING ACTIVITIES	(61,675)	(311,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	3,739	7,764
Proceeds from Stock Issued Under Employee Stock Purchase Plan	470	1,570
Repurchase of Common Stock for Treasury	(16,316)	(5,358)
Cash Dividends Paid	(5,716)	(4,282)
Excess Tax Benefit from Stock-Based Payments	1,157	2,095
Borrowings Under Revolving Credit Facility	70,000	210,000
Repayments Under Revolving Credit Facility	(150,000)	(100,000)
Borrowings Under Collateralized Line of Credit	173	46,187
Repayments Under Collateralized Line of Credit	(252)	(1,063)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(96,745)	156,913
Effects of Exchange Rate Differences	(1,496)	2,186
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,348	(13,873)
Cash and Cash Equivalents at Beginning of Period	165,202	217,199
Cash and Cash Equivalents at End of Period	$272,550	$203,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$553	$1,057
Income Taxes, Net	48,297	18,119
Non-cash Investing Activity:
Declaration of Cash Dividends to be Paid	7,109	5,732
Accretion of Non-controlling Interest Put Option	936	—
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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and in conjunction with DeVry’s quarterly report on Form 10-Q for the quarter ended September 30, 2009, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2009, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable Securities and Investments

Marketable securities and investments consist of auction-rate securities and related put rights, and investments in mutual funds which are classified as trading securities and available-for-sale securities, respectively.  The following is a summary of our available-for-sale marketable securities at December 31, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$812	$-	$47	$859
Stock Mutual Funds	1,974	(620)	-	1,354
Total Marketable Securities	$2,786	$(620)	$47	$2,213

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year.  All mutual fund investments are recorded at fair market value based upon quoted market prices.  At December 31, 2009, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of December 31, 2009, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of December 31, 2009.

The following is a summary of our investments classified as trading securities at December 31, 2009 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Investments:
Auction Rate Securities (ARS)	$59,475	$(4,799)	$-	$54,676
Put Rights on ARS	-	-	4,720	4,720
Total Investments	$59,475	$(4,799)	$4,720	$59,396

As shown in the table above, as of December 31, 2009, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are investment-grade, long-term debt obligations with contractual maturities ranging from 17 to 32 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past two years, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

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

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, other state regulatory agencies represented by the North American Securities Administrators Association, and the Securities and Exchange Commission to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry.  During the second quarter of fiscal year 2009, DeVry agreed to accept Auction Rate Security Rights (the Rights) from UBS. The Rights permit DeVry to sell, or put, its auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. We expect to exercise our Rights and put our auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights agreement, unless auctions resume; a buyer is found outside of the auction process; or the issuers establish a different form of financing to replace these securities.

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, DeVry had recognized the unrealized loss previously as a temporary impairment in Other Comprehensive Income in Shareholders’ Equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry elected to reclassify its investments in auction rate securities as trading securities on the date of the acceptance of the Rights. Therefore, we recognized an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, DeVry accounted for the Rights as a separate asset measured at its fair value, which resulted in a gain of approximately $8.6 million recorded at December 31, 2008.  As of December 31, 2009, DeVry revalued the auction rate securities and the Rights using current discount rates and risk premiums. This resulted in a $0.02 million second quarter loss in the value of the auction rate securities maintaining the cumulative net loss on this investment of approximately $4.8 million and a $0.3 million second quarter net gain in the value of the Rights increasing the cumulative net gain on the Rights to approximately $4.7 million. For the six months ended December 31, 2009, the auction rate securities gained approximately $1.8 million in value and the Rights lost approximately $0.7 million in value. These changes in value are recorded in the fiscal 2010 second quarter and six month year to date operating results.  Under authoritative accounting guidance, the Rights do not meet the definition of a derivative instrument. Instead the guidance allows the Rights to be measured at fair value. This permitted DeVry to elect the fair value option for recognized financial assets to match the changes in the fair value of the auction rate securities.  DeVry will be required to assess the fair value of these two  assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will generally offset fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  We have classified the auction rate securities as current investments as settlement is expected on June 30, 2010, and management intends to exercise its Rights and put the auction rate securities back to UBS at that time.

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

While further auction failures will limit DeVry’s ability to liquidate these investments as discussed above, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $274.8 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $159.8 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of December 31, 2009, DeVry has borrowed through its broker, UBS, $44.7 million using the auction rate securities portfolio as collateral (see “Note 9 – Debt”).  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet its obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Prepaid Clinical Fees

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services.  Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees.   Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships.   The hospital group closed two of its hospitals due to financial difficulties in February 2009.  To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals.  During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract.  The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships.  As of December 31, 2009, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $6.4 million.  Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.5 million has been provided against the prepaid balance.

Internal Software Development Costs

DeVry capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the six months ended December 31, 2009 were approximately $12.4 million.  No costs were capitalized during the six months ended December 31, 2008. As of December 31, 2009 and 2008, the net balance of capitalized software development costs was $20.8 million and $0.6 million, respectively.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 817,000 and 717,000 shares of common stock for the three and six months ended December 31, 2009, respectively, and 487,000 and 405,000 shares of common stock, for the three and six months ended December 31, 2008, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Weighted Average Shares Outstanding	71,058	71,597	71,091	71,511
Unvested Participating Restricted Shares	218	-	174	-
Basic shares	71,276	71,597	71,265	71,511
Effect of Dilutive Stock Options	956	1,065	934	1,095
Diluted Shares	72,232	72,662	72,199	72,606

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on three occasions (see “Note 5 – Dividends and Stock Repurchase Program”). The first repurchase program was completed in April 2008 and the second program completed in November 2009.  The third repurchase program was approved by the DeVry Board of Directors in November 2009. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income (Loss) for the three and six months ended December 31 (dollars in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at Beginning of Period	$11,131	$(2,557)	$7,157	$(2,963)
Net Unrealized Investment Gains (Losses)	9	(5,112)	155	(5,253)
Net Unrealized Investment Losses Recognized	-	6,378	-	6,378
Translation Adjustments:
Attributable to DeVry Inc.	283	1,760	3,309	2,307
Attributable to Non-controlling Interest	124	-	926	-
Balance at End of Period	$11,547	$469	$11,547	$469

The Accumulated Other Comprehensive Income balance at December 31, 2009, consists of $11.9 million ($9.9 million attributable to DeVry Inc. and $2.0 million attributable to non-controlling interests) of cumulative translation gains and $0.4 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.  At December 31, 2008, this balance consisted of $1.0 million of cumulative translation gains and $0.5 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.3 million and all attributable to DeVry Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $49.8 million and $102.5 million for the three and six months ended December 31, 2009, respectively.  Advertising expense for the three and six months ended December 31, 2008, was $44.3 million and $84.1 million, respectively.  U.S. Education, which was acquired on September 18, 2008, accounted for a significant portion of the increase in advertising expense in the first six months of fiscal 2010.

Recent Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards but is not intended to change GAAP.  The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued and revised authoritative guidance for business combinations and identifying, measuring and recognizing intangible assets and goodwill. This guidance also established accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to non-controlling interests in the equity of a subsidiary.  The new accounting requirements changed how business acquisitions are to be accounted for  both on the acquisition date and in subsequent periods.  This guidance was effective for DeVry beginning in fiscal year 2010 and all disclosure requirements were fully implemented in the first quarter Consolidated Financial Statements.

Subsequent Events

DeVry has evaluated material transactions and events through February 4, 2010,  the date these financial statements were issued, and concluded that no subsequent events have occurred that require reporting in this Form 10-Q.

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

At December 31, 2009, 5,087,889 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the six months ended December 31, 2009:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	2,881,404	$30.51
Options Granted	322,800	$52.32
Options Exercised	(167,873)	$24.05
Options Canceled	(7,458)	$34.05
Outstanding at December 31, 2009	3,028,873	$33.18	6.34	$71,357
Exercisable at December 31, 2009	1,798,278	$27.29	5.01	$52,954

The total intrinsic value of options exercised for the six months ended December 31, 2009 and 2008 was $5.1 million and $10.1 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first six months of fiscal years 2010 and 2009 were $23.11 and $23.54, per share, respectively.  The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

During the first six months of fiscal year 2010, DeVry granted 158,700 shares of restricted stock to selected employees and non-employee directors.  Of these, 45,200 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 113,500 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over a four-year period on the grant date based on the recipient’s continued employment with DeVry, or upon retirement.  During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to vote and receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the six months ended December 31, 2009:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	82,372	$51.36
Shares Granted	158,700	$52.35
Shares Vested	(19,732)	$51.32
Shares Canceled	(1,827)	$51.94
Nonvested at December 31, 2009	219,513	$52.07

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008
	(Dollars in thousands)
Cost of Educational Services	$671	$543	$1,830	$1,539
Student Services and Administrative Expense	1,424	1,155	3,887	3,270
Income Tax Benefit	(334)	(279)	(959)	(741)
Net Stock-Based Compensation Expense	$1,761	$1,419	$4,758	$4,068

As of December 31, 2009, $24.8 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.1 years. The total fair value of options and shares vested during the six months ended December 31, 2009 and 2008 was approximately $6.2 million and $4.9 million, respectively.

There were no capitalized stock-based compensation costs at December 31, 2009 and 2008.

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

In October 2008, authoritative guidance was issued clarifying the application of fair value measurements in a market that is not active.  Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of December 31, 2009.

In April 2009, authoritative guidance was issued providing additional clarification for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly.  Additional guidance also established a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements. Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of December 31, 2009.

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

The following tables present DeVry’s assets at December 31, 2009, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$272,550	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	2,212	-	-
Investments:
ARS Portfolio			54,676
UBS Put Right	-	-	4,720
Total Financial Assets at Fair Value	$274,762	$-	$59,396

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

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three and six months ended December 31, 2009 (dollars in thousands).  Total unrealized gains and losses are included in the Interest and Other Income (Expense) section of the Consolidated Statements of Income.
	Investments
	Three Months Ended	Six Months Ended
	December 31, 2009	December 31, 2009
Balance at Beginning of Period	$59,083	$58,251
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	(15)	1,816
Change in Fair Value of UBS Put Right	328	(671)
Purchases, Sales and Maturities	-	-
Balance at December 31, 2009	$59,396	$59,396

NOTE 5: DIVIDENDS AND STOCK REPURCHASE PROGRAM

On November 11, 2009, the DeVry Board of Directors declared a cash dividend of $0.10 per share. This dividend was paid on January 7, 2010, to common stockholders of record as of December 11, 2009.  The total dividend declared of $7.1 million was recorded as a reduction to retained earnings as of December 31, 2009.

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

On May 13, 2008, the DeVry Board of Directors authorized a share repurchase program, which allows the company to repurchase up to $50 million of its common stock through December 31, 2010. As of November 30, 2009, DeVry completed this share repurchase program, repurchasing, on the open market, 1,027,417 shares of its common stock at a total cost of approximately $50.0 million.  On November 11, 2009, the DeVry Board of Directors authorized a third share repurchase program, which will again allow DeVry to repurchase up to $50 million of its common stock through December 31, 2011.  No shares have been repurchased under this program as of December 31, 2009.  The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

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

	At September 18, 2008
	Value Assigned	Estimated Useful Life

Trade name-Western Career College	$1,500	1 yr 3 months
Trade name-Apollo College	1,600	1 yr 3 months
Student Relationships	8,500	1 yr 3 months
Curriculum	800	5 yrs
Outplacement Relationships	3,900	15 yrs

As of December 31, 2009, the Western Career College and Apollo College trade names and student relationships have been fully amortized.

The following unaudited pro forma financial information for the six months ended December 31 2008 presents the results of operations of DeVry and U.S. Education as if the acquisition had occurred at the beginning of this six month period.  The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises. The actual information for the six months ended December 31, 2009, is included for comparison purposes (dollars in thousands except for per share amounts):

	For the Six Months ended December 31,
	As Reported	Pro Forma
	2009	2008
	(Unaudited)	(Unaudited)
Revenues	$904,122	$709,239
Operating Income	188,314	113,086
Net Income	127,181	78,730
Earnings per Common Share:
Basic	$1.78	$1.10
Diluted	$1.76	$1.08

DeVry Brasil

On April 1, 2009, DeVry Inc. acquired 82.3 percent of the outstanding stock of Fanor, a leading provider of private postsecondary education in northeastern Brazil for $40.8 million in cash, including costs of acquisition. Funding was provided from DeVry’s existing operating cash balances. During the second quarter of fiscal year 2010, the Fanor parent organization began using the name DeVry Brasil. The results of DeVry Brasil’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition. The current management of DeVry Brasil retained the remaining 17.7 percent ownership interest, as of June 30, 2009.  In July 2009, DeVry increased its ownership percentage in DeVry Brasil to 83.5 percent through the infusion of an additional $2.5 million in capital. Beginning January 2013, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management.  Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry.  These options may become exercisable prior to January 2013 if DeVry Brasil’s management ownership interest falls below five percent.  Since the put option is out of the control of DeVry, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

The DeVry Brasil management put option, which is not currently redeemable but is probable of becoming redeemable, is being accreted to its expected redemption value according to a fair market value formula contained in the stock purchase agreement.  The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance.  This adjustment resulted in a $0.9 million increase in the non-controlling interest balance and a corresponding decrease to retained earnings as of December 31, 2009.  The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry's historical non-controlling interest accounting policy.

Based in Fortaleza, Ceará, Brazil, DeVry Brasil is comprised of three colleges: Fanor, Ruy Barbosa, and ÁREA1.  These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 11,000 students through undergraduate and graduate programs focused in business management, law and engineering. This acquisition has further diversified DeVry’s curricula and expanded its geographic presence.

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

Goodwill was all assigned to the DeVry Brasil reporting unit which is classified within the Other Educational Services segment.  Approximately $12.0 million of the goodwill acquired is expected to be deductible for income tax purposes.  Of the $18.9 million of acquired intangible assets, approximately $10.0 million was assigned to the value of the DeVry Brasil Accreditations which has been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):
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

NOTE 7:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2009		Weighted Avg.
	Gross Carrying Amount	Accumulated Amortization	Amortization Period
Amortizable Intangible Assets:
Student Relationships	$64,626	$(58,229)	(1)
Customer Contracts	7,000	(3,084)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(1,800)	14 years
Curriculum/Software	3,631	(1,338)	5 years
Outplacement Relationships	3,900	(334)	15 years
Trade Names	6,326	(3,990)	(2)
Other	639	(639)	6 years
Total	$91,706	$(72,098)
Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	13,077
Total	$178,534

(1)
The respective Ross University, Chamberlain College of Nursing, and U.S. Education Student Relationships were fully amortized at December 31, 2009.  The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil.

(2)	The total weighted average estimated amortization period for Trade Names is 2 years and 8.5 years for Stalla and DeVry Brasil (Fanor, Ruy Barbosa and ÁREA1), respectively.

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$56,270	$(49,697)
Customer Contracts	7,000	(1,615)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,600)
Curriculum/Software	3,300	(628)
Trade Names	3,210	(813)
Outplacement Relationships	3,900	(74)
Other	639	(639)
Total	$79,903	$(57,750)
Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility and Accreditations	112,300
Total	$165,457

Amortization expense for amortized intangible assets was $3.7 million and $7.6 million for the three and six months ended December 31, 2009, respectively, and $2.9 million and $3.8 million for the three and six months ended December 31, 2008.   Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Advanced Academics	Becker	DeVry Brasil	U.S. Education	Total
2010	$2,004	$1,150	$3,001	$4,751	$10,906
2011	1,806	1,150	2,538	420	5,914
2012	1,538	160	2,125	420	4,243
2013	618	160	1,609	420	2,807
2014	369	160	767	295	1,591

All amortizable intangible assets, except for the AAI Customer Contracts and DeVry Brasil Student Relationships, are being amortized on a straight-line basis.

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

The amount being amortized for the DeVry Brasil Student Relationships is based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

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

Consistent with authoritative guidance, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2009 at which time there were no impairment losses associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the respective carrying amounts.  No impairment indicators were noted through the period ended December 31, 2009.  After several years of sustained revenue and operating income growth in the Becker Professional Review reporting unit, for the first six months of fiscal year 2010, both revenue and operating income have declined. The primary reason for the decline was the impact of the economic downturn on the accounting and finance professions that this segment serves.  In addition this segment has increased its investments in marketing. Despite these declines, this reporting unit produced an operating income margin of 26.9% for the six months ended December 31, 2009.  As a result of this margin and what is believed to be a temporary decline in the growth of the business, management does not believe circumstances indicate potential impairment of any goodwill or indefinite-lived intangible assets recorded by this reporting unit.

The table below summarizes the goodwill balances by reporting unit as of December 31, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$22,196
Becker Professional Review	24,715
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
U.S. Education	185,717
DeVry Brasil	23,282
Total	$514,873

The table below summarizes the goodwill balances by reporting segment as of December 31, 2009 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	427,606
Professional Education	24,715
Other Educational Services	40,356
Total	$514,873

Total goodwill increased by $2.31 million from June 30, 2009. This increase is the result of an increase in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in the local Brazilian currency, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of December 31, 2009 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	29,812
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
U.S. Education	112,300
DeVry Brasil	13,077
Total	$178,534

The only change in the indefinite-lived intangible assets balances from June 30, 2009, resulted from the effects of foreign currency translation. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.

NOTE 8:  INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States.  Earnings of Ross University’s international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. The principal operating subsidiaries of Ross University are Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica and Ross University School of Veterinary Medicine (the Veterinary School), incorporated under the laws of the Federation of St. Christopher Nevis, St. Kitts in the West Indies.  Both Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively.

Earnings of DeVry Brasil’s operations are not subject to U.S. federal or state income taxes.  However, earnings of DeVry Brasil’s operations are subject to Brazilian income taxes.  Fanor’s effective income tax rate reflects significant tax benefits derived from DeVry Brasil’s participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

During the fourth quarter of fiscal year 2009, DeVry performed a detailed reconciliation of its deferred tax accounts and identified errors impacting prior years.  These errors had no impact on consolidated net income in fiscal years 2007, 2008, or 2009 and were immaterial to all individual prior years impacted.  As a result, and due to the fact that all of the errors related to financial periods prior to those presented in these Consolidated Financial Statements, DeVry has recorded an adjustment to decrease its deferred tax liabilities by $10.4 million and increase retained earnings by a corresponding amount as of July 1, 2006.  The fiscal year 2009 amounts included within this Form 10-Q have been revised to reflect this adjustment.

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $161.1 million and $141.5 million attributable to Ross University’s international operations as of December 31, 2009 and 2008, respectively.  As of December 31, 2009 and 2008, cumulative undistributed earnings were approximately $234.1 million and $176.3 million, respectively.

The effective tax rate was 33.6% for the second quarter and 32.9% for the first six months of fiscal year 2010, compared to 30.1% for the second quarter and 29.3% for the first six months of the prior fiscal year. The higher effective income tax rates for the second quarter and first six months of fiscal year 2010 were attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period. The effective income tax rate for the fiscal year ended June 30, 2009 was 30.2%.

As of June 30, 2009 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.3 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.5 million.  As of June 30, 2008, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $2.6 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.9 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million and at June 30, 2009 was $0.5 million. The corresponding amount at December 31, 2009 was not materially different from the amount at June 30, 2009.

During the second quarter of fiscal year 2010, the Internal Revenue Service completed its audit of  DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns, and no adjustments were required to be made for those income tax returns.  For all other purposes, DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2005.

NOTE 9:  DEBT

Debt consists of the following at December 31, 2009, June 30, 2009 and December 31, 2008 (dollars in thousands):

	Outstanding Debt			Average Interest Rate
Revolving Credit Facility:	Dec. 31, 2009	June 30, 2009	Dec. 31, 2008	Dec 31, 2009
DeVry Inc. as borrower	$—	$80,000	$110,000	—
GEI as borrower	—	—	—	—
Total	$—	$80,000	$110,000	—
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$44,732	$44,811	$45,124	0.77%
Total Outstanding Debt	$44,732	$124,811	$155,124	0.77%
Current Maturities of Debt	$44,732	$104,811	$135,124	0.77%
Total Long-term Debt	$—	$20,000	$20,000	—

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc.’s aggregate commitments including borrowings and letters of credit under this agreement in total are not to exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement, and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $15.2 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009, outstanding borrowings under this agreement bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of December 31, 2009.

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

NOTE 11:  SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009. DeVry presents four reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and U.S. Education; “Professional Education”, formerly known as Professional and Training, which includes the professional exam review and training operations of Becker CPA Review and Stalla Review for the CFA Exams; and “Other Educational” which includes the DeVry Brasil and AAI operations.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization, non-controlling interest and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.

The segments described above have changed from those previously reported, effective with the beginning of the fourth quarter of fiscal year 2009.  The acquired business operations of DeVry Brasil did not operationally align with any of DeVry’s previously existing businesses due to its foreign operating and regulatory environment. The evaluation of the performance of this business and how resources are to be allocated is distinct from that of the other DeVry businesses.  The decision to realign AAI operations from the former DeVry University segment was based on the expected growth of this business and how decisions on resource allocation are also now distinct from those of the Business, Technology and Management segment operations. Since neither business (DeVry Brasil and AAI) are significant enough to be reported as individual segments, they are aggregated in the newly created Other Educational Services segment as allowed by authoritative guidance.

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

Following is a tabulation of business segment information based on the current segmentation for the three and six months ended December 31, 2009 and 2008. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Revenues:
Business, Technology and Management	$313,256	$249,407	$596,762	$478,154
Medical and Healthcare	125,774	97,979	242,932	151,257
Professional Education	16,834	17,969	35,995	37,728
Other Educational Services	17,148	4,260	28,433	6,193
Total Consolidated Revenues	$473,012	$369,615	$904,122	$673,332
Operating Income:
Business, Technology and Management	$78,134	$35,322	$134,213	$62,325
Medical and Healthcare	31,159	26,666	58,298	42,017
Professional Education	3,249	4,526	9,693	12,249
Other Educational Services	705	(487)	(5,817)	(2,202)
Reconciling Items:
Amortization Expense	(3,657)	(2,919)	(7,571)	(3,835)
Depreciation and Other	(661)	(568)	(502)	(1,202)
Total Consolidated Operating Income	$108,929	$62,540	$188,314	$109,352
Interest:
Interest Income	$574	$1,710	$1,074	$3,852
Interest Expense	(495)	(1,176)	(917)	(1,529)
Net Investment Gain (Loss)	313	(1,718)	1,144	(1,718)
Net Interest Income	392	(1,184)	1,301	605
Total Consolidated Income before Income Taxes	$109,321	$61,356	$189,615	$109,957

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Segment Assets:
Business, Technology and Management	$499,288	$446,494	$499,288	$446,494
Medical and Healthcare	932,097	887,058	932,097	887,058
Professional Education	77,234	64,105	77,234	64,105
Other Educational Services	117,145	37,776	117,145	37,776
Corporate	40,054	19,454	40,054	19,454
Total Consolidated Assets	$1,665,818	$1,454,887	$1,665,818	$1,454,887
Additions to Long-lived Assets:
Business, Technology and Management	$28,483	$6,486	$45,122	$12,532
Medical and Healthcare	5,281	26,248	12,526	343,144
Professional Education	26	27	43	76
Other Educational Services	1,357	420	3,938	766
Total Consolidated Additions to Long-lived Assets	$35,147	$33,181	$61,629	$356,518
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$35,147	$14,570	$61,629	$25,208
Increase in Capital Assets from Acquisitions	-	-	-	19,558
Increase in Intangible Assets and Goodwill	-	18,611	-	311,752
Total Increase in Consolidated Long-lived Assets	$35,147	$33,181	$61,629	$356,518
Depreciation Expense:
Business, Technology and Management	$8,512	$7,165	$16,356	$14,140
Medical and Healthcare	3,657	2,857	6,971	4,411
Professional Education	58	90	115	177
Other Educational Services	738	75	1,342	104
Corporate	166	188	340	368
Total Consolidated Depreciation	$13,131	$10,375	$25,124	$19,200
Intangible Asset Amortization Expense:
Business, Technology and Management	$-	$-	$-	$-
Medical and Healthcare	2,116	2,382	4,541	2,748
Professional Education	288	49	575	102
Other Educational Services	1,253	488	2,455	985
Total Consolidated Amortization	$3,657	$2,919	$7,571	$3,835

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, Grand Bahama and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil, were less than 5% of total revenues for the three and six months ended December 31, 2009 and 2008. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Revenues from Unaffiliated Customers:
Domestic Operations	$409,655	$326,354	$786,676	$591,478
International Operations:
Dominica, St. Kitts/Nevis and Grand Bahama	49,478	40,905	92,921	77,017
Other	13,879	2,356	24,525	4,837
Total International	63,357	43,261	117,446	81,854
Consolidated	$473,012	$369,615	$904,122	$673,332
Long-lived Assets:
Domestic Operations	$692,796	$650,984	$692,796	$650,984
International Operations:
Dominica, St. Kitts/Nevis and Grand Bahama	328,349	320,831	328,349	320,831
Other	66,038	363	66,038	363
Total International	394,387	321,194	394,387	321,194
Consolidated	$1,087,183	$972,178	$1,087,183	$972,178

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

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.  DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements.  These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; valuation of marketable securities and investments; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income taxes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 10 to the Consolidated Financial Statements and in Part II, Item 1, “Legal Proceedings”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and filed with the Securities and Exchange Commission on August 26, 2009 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

DeVry’s continued execution of its growth and diversification strategy and focus on investing in academic quality has produced successful student outcomes and another quarter of strong financial results.  Financial and operational highlights for the second quarter include:

•
Total revenues rose 28.0%, reaching a quarterly record high of $473.0 million, and net income of $72.5 million increased 69.0% over the year-ago period, while at the same time DeVry made investments to drive academic quality and future growth.

•
Revenue growth was driven by strong student enrollments and increased retention at DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College along with the acquisition of Fanor on April 1, 2009.  During the second quarter of fiscal year 2010, the parent organization of Fanor began using the name DeVry Brasil.  DeVry Brasil is comprised of three colleges: Fanor, Ruy Barbosa, and ÁREA1.

•
Solid performance within the Business, Technology and Management and Medical and Healthcare segments more than offset a decline in profits within the Professional Education segment.  The Professional Education segment results continue to reflect the impact of the economic downturn on the financial firms the segment serves.

•
During the quarter, DeVry completed its second share repurchase program, repurchasing $50 million of common stock at an average cost of $48.67 per share. DeVry’s Board of Directors authorized a third repurchase program in November 2009 of up to $50 million.

•
In November 2009, DeVry’s Board of Directors approved a 25% dividend increase, raising its annual dividend rate from $0.16 per share to $0.20.  Payable on a semi-annual basis, the most recent dividend of $0.10 per share was paid on January 7, 2010.

•
DeVry’s financial position remained strong generating $267.3 million of operating cash flow during the first six months of fiscal year 2010, driven primarily by strong operating results and working capital improvements. As of December 31, 2009, cash, marketable securities and investment balances totaled $334.2 million and outstanding borrowings were $44.7 million.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months of both the current and prior fiscal year.  Percentages may not add because of rounding.
	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2009	2008	2009	2008

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	42.3%	45.2%	43.8%	45.6%
Student Services and Administrative Expense	34.7%	37.9%	35.3%	38.2%
Total Operating Costs and Expenses	77.0%	83.1%	79.2%	83.8%
Operating Income	23.0%	16.9%	20.8%	16.2%
Interest Income	0.1%	0.5%	0.1%	0.6%
Interest Expense	(0.1%)	(0.3%)	(0.1%)	(0.2%)
Net Investment Gain (Loss)	0.1%	(0.5%)	0.1%	(0.3%)
Net Interest and Other (Expense) Income	0.1%	(0.3%)	0.1%	0.1%
Income Before Income Taxes	23.1%	16.6%	21.0%	16.3%
Income Tax Provision	7.8%	5.0%	6.9%	4.8%
Net Income	15.3%	11.6%	14.1%	11.5%
Add: Net Loss Attributable to Noncontrolling Interest	0.0%	--	0.0%	--
Net Income Attributable to DeVry Inc.	15.3%	11.6%	14.1%	11.5%

REVENUES

Total consolidated revenues for the second quarter of fiscal year 2010 of $473.0 million increased $103.4 million, or 28.0%, as compared to the year-ago quarter. For the first six months of fiscal year 2010, total consolidated revenues increased 34.3% to $904.1 million compared to the same period a year-ago.  For both the second quarter and first six months of fiscal year 2010, revenues increased at DeVry’s respective Business, Technology and Management; Medical and Healthcare; and Other Educational Services segments as a result of continued growth in total student enrollments, improved student retention and tuition price increases.  In addition, U.S. Education, which was acquired on September 18, 2008, and Fanor (DeVry Brasil), which was acquired on April 1, 2009, contributed to the revenue growth in the first six months of fiscal year 2010.  Professional Education segment revenues declined during both the second quarter and first six months of fiscal year 2010 due to the impact of the economic downturn on the accounting and finance professions.

Business, Technology and Management

Business, Technology and Management segment revenues increased 25.6% to $313.3 million in the second quarter and rose 24.8% to $596.8 million for the first six months of fiscal year 2010 as compared to the year-ago periods driven primarily by strong enrollment growth, improved retention and tuition price increases. The Business, Technology and Management segment is comprised solely of DeVry University.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 18.8% from spring 2008 (44,814 students) to spring 2009 (53,259 students);

•	Increased by 21.9% from summer 2008 (45,907 students) to summer 2009 (55,979 students); and

•
Increased by 22.7% from fall 2008 (52,146 students) to fall 2009 (64,003 students).  This was a record high enrollment at DeVry University and marked the twelfth consecutive term of positive total undergraduate student enrollment growth from the year-ago level.

New undergraduate enrollment by term:

•	Increased by 15.1% from spring 2008 (12,410 students) to spring 2009 (14,288 students);

•	Increased by 14.8% from summer 2008 (16,595 students) to summer 2009 (19,057 students); and

•
Increased by 19.4% from fall 2008 (15,811 students) to fall 2009 (18,878 students);   The fall 2009 term was the fifteenth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 12.3% from the July 2008 session (16,017 coursetakers) to the July 2009 session (17,991 coursetakers);

•	Increased by 15.2% from the September 2008 session (17,799 coursetakers) to the September 2009 session (20,496 coursetakers); and

•	Increased by 16.5% from the November 2008 session (17,803 coursetakers) to the November 2009 session (20,734 coursetakers).

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

Management believes the increased undergraduate student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education and academic outcomes, continued strong demand for DeVry University’s online programs and improved retention of existing students.  Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have produced positive graduate enrollment results.  In addition, management believes that the economic downturn has had a small, but positive, impact on enrollments, as individuals have returned to post-secondary education for job re-tooling.

Medical and Healthcare

Medical and Healthcare segment revenues increased 28.4% to $125.8 million in the second quarter and grew 60.6% to $242.9 million for the first six months of fiscal year 2010 as compared to the year-ago periods.  Higher student enrollments and tuition price increases at Ross University, Chamberlain College of Nursing (“Chamberlain”) and U.S. Education contributed to the segment revenue growth.  In addition, U.S. Education, which was acquired on September 18, 2008, contributed $56.0 million of revenue growth in the first six months of fiscal year 2010.  Key trends for Ross University, Chamberlain and U.S. Education are set forth below.

Ross University total enrollment by term:

•	Increased by 7.8% from January 2008 (4,011 students) to January 2009 (4,323 students);

•	Increased by 9.4% from May 2008 (4,064 students) to May 2009 (4,448 students); and

•	Increased by 9.1% from September 2008 (4,219 students) to September 2009 (4,601 students).

Ross University new student enrollment by term:

•	Increased by 10.9% from January 2008 (551 students) to January 2009 (611 students);

•	Increased by 16.8% from May 2008 (481 students) to May 2009 (562 students); and

•	Increased by 9.5% from September 2008 (608 students) to September 2009 (666 students).

Chamberlain College of Nursing total enrollment by term:

•	Increased by 104.5% from March 2008 (1,820 students) to March 2009 (3,722 students);

•	Increased by 77.8% from July 2008 (2,419 students) to July 2009 (4,302 students); and

•	Increased by 67.2% from November 2008 (3,360 students) to November 2009 (5,617 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 72.9% from March 2008 (717 students) to March 2009 (1,240 students);

•	Increased by 51.9% from July 2008 (1,026 students) to July 2009 (1,558 students); and

•	Increased by 55.3% from November 2008 (1,352 students) to November 2009 (2,100 students).

U.S. Education total enrollment by term:

•	Increased by 21.8% from March 2008 (8,973 students) to March 2009 (10,928 students);

•	Increased by 17.9% from July 2008 (9,028 students) to July 2009 (10,644 students); and

•	Increased by 14.8% from November 2008 (10,186 students) to November 2009 (11,695 students).

U.S. Education new student enrollment by term:

•	Increased by 26.8% from March 2008 (3,408 students) to March 2009 (4,323 students);

•	Increased by 15.4% from July 2008 (3,821 students) to July 2009 (4,411 students); and

•	Increased by 21.5% from November 2008 (4,681 students) to November 2009 (5,688 students).

Tuition rates:

•
Effective September 2009, tuition and fees for the beginning basic sciences portion of the programs at the Ross University medical and veterinary medicine schools are $14,665 and $14,375, respectively, per semester. This an increase from September 2008 tuition rates of approximately 7.4% for the medical school and 5.3% for the veterinary school.

•
Effective September 2009, tuition and fees for the final clinical portion of the Ross University programs are $16,100 per semester for the medical school, and $18,050 per semester for the veterinary medicine school. This represents an increase from September 2008 tuition rates of approximately 7.3% for the medical school and 5.2% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

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

The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program.  In July 2009, Chamberlain began offering nursing programs at its newly opened campus in Jacksonville, Florida.

Management believes the increased student enrollments at U.S. Education (Apollo College and Western Career College) were most significantly impacted by the continued demand for healthcare personnel.  In addition, management believes that the economic downturn has had a positive impact on enrollments, as individuals have returned to post-secondary education for job re-tooling.

Professional Education

Professional Education segment revenues declined 6.3% to $16.8 million in the second quarter and decreased 4.6% to $36.0 million for the first six months of fiscal year 2010 as compared to the year-ago periods. The primary reason for the decrease was the impact of the economic downturn on the accounting and finance professions that the segment serves.  Enrollments were down in self-study CPA review courses and CFA review courses.  Management expects that the softness in revenue will persist at least through the balance of calendar year 2010.

Other Educational Services

Other Educational Services segment revenues grew by $12.9 million to $17.1 million in the second quarter and rose $22.2 million to $28.4 million for the first six months of fiscal year 2010 as compared to the year-ago periods.  DeVry Brasil, which was acquired on April 1, 2009, contributed to the revenue growth.   In addition, segment revenues increased driven by continued enrollment growth at Advanced Academics.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 19.7% to $200.0 million during the second quarter and grew 29.3% to $396.4 million for the first six months of fiscal year 2010 as compared to the year-ago period.  U.S. Education, which was acquired by DeVry on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009 accounted for more than half of the increase in Cost of Educational Services during the first six months of fiscal year 2010.  For both the second quarter and first six months of fiscal year 2010, cost increases were also incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University locations as compared to the prior year.  In addition, higher costs were incurred to support increasing student enrollments and the higher cost of medical clinical rotations for Ross University.  During the third quarter of fiscal 2009, Ross University began teaching courses at its newly opened clinical training center in Freeport, Grand Bahama.  Also, cost increases were incurred for the operation of the Chamberlain campus in Jacksonville, Florida, which began offering programs in July 2009 and start-up costs for the opening of a campus in Crystal City, Virginia.  Chamberlain expects to begin teaching classes at the Crystal City campus, which will be co-located with DeVry University, in the summer of 2010.  Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2010 as a result of an increase in the number of restricted stock awards granted partially offset by a decrease in the number of stock option awards granted during the current year.  DeVry’s restricted stock awards have a greater fair value than option awards, resulting in the recognition of a higher level of stock-based compensation expense.

As a percent of revenue, Cost of Educational Services decreased to 42.3% in the second quarter of fiscal year 2010 from 45.2% during the prior year period.  For the first six months of fiscal year 2010, Cost of Educational Services as a percent of revenue decreased to 43.8% from 45.6% in the year-ago period.  These decreases were the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 17.3% to $164.1 million during the second quarter and increased 24.1% to $319.4 million in the first six months of fiscal year 2010 as compared to the year-ago quarter.  The fiscal year 2009 acquisitions of U.S. Education and DeVry Brasil accounted for nearly one-third of the increase in Student Services and Administrative Expense for the first six months of fiscal year 2010.  For both the second quarter and first six months of fiscal year 2010, the balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  In addition, cost increases were incurred in information technology and student services.  Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2010 as a result of an increase in the number of restricted stock awards granted partially offset by a decrease in the number of stock option awards granted during the current year.  DeVry’s restricted stock awards have a greater fair value than option awards, resulting in the recognition of a higher level of stock-based compensation expense.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during the second quarter and first six months of fiscal year 2010 as compared to the year-ago periods as a result of increased amortization of finite-lived intangible assets resulting from the acquisitions of U.S. Education and Fanor.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percent of revenue, Student Services and Administrative Expense decreased to 34.7% in the second quarter of fiscal year 2010 from 37.9% during the year-ago quarter.  For the first six months of fiscal year 2010, Student Services and Administrative Expense decreased to 35.3% from 38.2% in the year-ago period.  These decreases were the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and home office support personnel.

OPERATING INCOME

Total consolidated operating income for the second quarter of fiscal year 2010 of $108.9 million increased $46.4 million, or 74.2%, as compared to the prior year quarter.  For the first six months of fiscal year 2010, total consolidated operating income grew $79.0 million, or 72.2%, to $188.3 million as compared to the prior year period.  Operating income increased at DeVry’s respective Business, Technology and Management and Medical and Healthcare segments.  These increases were partially offset by a decline in operating income at DeVry’s Professional Education and Other Educational Services segments.

Business, Technology and Management

Business, Technology and Management segment operating income increased 121.2% to $78.1 million during the second quarter and grew 115.3% to $134.2 million during the first six months of fiscal year 2010, as compared to the year-ago periods.  These increases in operating income were the result of higher revenue and a significant increase in operating leverage, while at the same time, continuing to make investments in academic quality and student service to drive future enrollment growth.

Medical and Healthcare

Medical and Healthcare segment operating income increased 16.8% to $31.2 million during the second quarter and grew 38.7% during the first six months of fiscal year 2010 as compared to the prior year periods.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year periods as compared to the prior year even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain.  U.S. Education, which was acquired on September 18, 2008, also accounted for a significant portion of the operating profit growth during the first six months of fiscal year 2010 for this segment.

Professional Education

Professional Education segment operating income declined 28.2% to $3.2 million during the second quarter and decreased 20.9% during the first six months of fiscal year 2010 as compared to the prior year periods.  These decreases in operating income were the result of a decrease in revenue and increased investments in marketing related to expanding its business-to-business sales channel.

Other Educational Services

For second quarter of fiscal year 2010, Other Educational Services segment recorded operating income of $0.7 million as compared to an operating loss of $0.5 million during the year-ago quarter.  The increase in operating income during the second quarter of fiscal year 2010 was the result of the contribution to operating income from the acquisition of DeVry Brasil, which DeVry acquired on April 1, 2009.  For the first six months of fiscal year 2010, Other Educational Services segment recorded an operating loss of $5.8 million as compared to an operating loss of $2.2 million during the year-ago period.  The increase in the operating loss was the result of investments at Advanced Academics to drive future enrollment growth.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 66.4%, to $0.6 million during the second quarter and declined 72.1% during the first six months of fiscal year 2010 as compared to the prior year periods.  Despite an increase in invested balances as compared to the prior year periods, interest income decreased because of lower interest rates earned on invested balances during both the second quarter and first six months of fiscal year 2010.  The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of Fanor, increased share repurchases and debt repayment.

Interest expense decreased by $0.7 million, or 57.9%, to $0.5 million during the second quarter and declined by $0.6 million, or 40.0% for the first six months of fiscal year 2010 as compared to the prior year periods.  These decreases in interest expense were attributable to lower average borrowings outstanding and lower average interest rates during the current year periods as compared to the prior year periods.

DeVry recorded a net investment gain of $0.3 million during the second quarter and a net investment gain of $1.1 million during the first six months of fiscal year 2010.  These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option (as discussed in Note 2 to the Consolidated Financial Statements).  DeVry will continue to assess the fair value of these two individual assets (auction rate securities and the right to put such securities back to the broker) and record changes each period until the rights are exercised and the auction rate securities are redeemed.   As a result, unrealized gains and losses will be included in earnings in future periods.   DeVry expects that future changes in the fair value of the rights will offset fair value movements in the related auction rate securities.

INCOME TAXES

Taxes on income were 33.6% of pretax income for the second quarter and 32.9% for the first six months of fiscal year 2010, compared to 30.1% for the second quarter and 29.3% for the first six months of the prior year.  The higher effective tax rates in fiscal year 2010 were attributable to a greater proportion of pre-tax income being generated by U.S. operations versus the offshore operations of Ross University in the current year as compared to the prior year.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

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

In connection with the turmoil in the credit markets and economic downturn over the past two years, some lenders changed or exited certain private loan programs.  Also, certain lenders have tightened underwriting criteria for private loans.  To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments.  DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including its DeVry University EDUCARD® program and institutional loan programs offered at DeVry’s other schools.

The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2009 and 2008, respectively.
	Fiscal Year
Funding Source:	2009	2008
Federal Assistance (Title IV) Program Funding:
Grants and Loans	73%	70%
Federal Work Study	1%	1%
Total Title IV Program Funding	74%	71%
State Grants	2%	3%
Private Loans	3%	5%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	21%	21%
Total	100%	100%

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each session. Historically, accounts receivable reach their lowest level at the end of each session, dropping to their lowest point during the year at the end of June.

At December 31, 2009, total accounts receivable, net of related reserves, was $135.2 million, compared to $137.6 million at December 31, 2008. The decrease in accounts receivable was the result of improved collections management and the resolution of issues encountered from the conversion to a new DeVry University financial aid processing system during July 2008 which had adversely impacted prior year accounts receivable.  These decreases were partially offset by accounts receivable, net of $4.2 million associated with the acquisition of DeVry Brasil and the impact on receivables from revenue growth as compared to the year-ago period.

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

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University, Chamberlain, Apollo College and Western Career College. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year.  The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2009 and 2008, respectively.

	Fiscal Year
	2009	2008
DeVry University:
Undergraduate	77%	75%
Graduate	70%	75%
Ross University	80%	81%
Chamberlain College of Nursing	69%	62%
U.S. Education:
Apollo College	85%	79%
Western Career College	83%	77%

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2009, cash in the amount of $54.6 million was held in restricted bank accounts, compared to $31.9 million at December 31, 2008.  The primary reason for the increase of cash held in restricted bank accounts at December 31, 2009 as compared to the prior year is the timing of cash received at Ross University in advance of the January 2010 term relative to the prior year term.

Cash from Operations

Cash generated from operations in the first six months of fiscal year 2010 was $267.3 million, compared to $138.8 million in the prior year period.  Cash flow from operations increased $49.5 million due to higher net income.  Greater cash flow was also a result of an increase in deferred tuition revenue and advanced tuition payments of $52.2 million driven by increased student enrollments and timing in the receipt of student payments prior to the start of the term.  In addition, due to resolution of financial aid disbursement issues in the year-ago quarter and continued improvements in collections management,  accounts receivable, net of related reserves,  decreased and resulted in a $23.2 million greater source of cash as compared to the year-ago.  An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $10.6 million greater source of cash.  In addition, cash flow from operations increased by a $17.5 million from a greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

During the first six months of fiscal year 2010, DeVry’s investments in auction rate securities continued to remain illiquid, as discussed in Footnote 2 to the Consolidated Financial Statements.

As of December 31, 2009, DeVry has recorded a $0.1 million unrealized net loss related to these investments.  The unrealized net loss is comprised of an other-than-temporary impairment of approximately $4.8 million on DeVry’s auction rate securities.  The impairment was measured as the difference between the par value and market value of the auction rate securities as of December 31, 2009.   The impairment was partially offset by the fair market value of the Rights of approximately $4.7 million at December 31, 2009.  DeVry will be permitted to put the auction rate securities back to UBS at par value, and DeVry has accounted for the Rights as a separate asset measured at its fair value.  DeVry will be required to assess the fair value of these two assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will approximate fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we are required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

Since management uses significant unobservable inputs in measuring the fair value of these auction rate securities and the related Rights, these investments are classified as Level 3 assets under the fair value hierarchy.  Accordingly, they are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use.  Significant unobservable inputs include collateralization of the respective underlying security; credit worthiness of the issuer and duration for holding the security.  With a December 31, 2009 balance of $59.4 million, the fair value of these Level 3 assets represented approximately 18% of all assets measured at fair value as of December 31, 2009.

While further auction failures will limit DeVry’s ability to liquidate these investments prior to June 30, 2010, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $274.8 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $159.8 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of December 31, 2009, DeVry has borrowed through its broker, UBS, $44.7 million using the auction rate securities portfolio as collateral.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, or UBS is unable to meet its obligations under the Rights, any impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Cash Used in Investing Activities

Capital expenditures in the first six months of fiscal year 2010 were $61.6 million compared to $25.2 million in the year-ago period.  The increase in capital expenditures was the result of a higher level of spending on Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain Crystal City, Virginia, campus; new location openings and capacity expansion at U.S. Education; and facility improvements at DeVry University.  Management anticipates full year fiscal 2010 capital spending in excess of $100 million.

Cash Used in Financing Activities

During the first six months of fiscal year 2010, DeVry had cumulative borrowings of $70 million and made cumulative repayments of $150 million under its existing revolving line of credit.  As of December 31, 2009, there were no outstanding borrowings under DeVry’s revolving credit facility.  DeVry repurchased 319,884 shares of its stock, on the open market, for approximately $16.3 million during the first six months of fiscal year 2010, bringing its second share repurchase program to completion.  DeVry’s Board of Directors authorized a third stock buy-back program in November 2009, providing up to $50 million of share repurchases through December 31, 2011.  As of December 31, 2009, no shares have been repurchased under this program.  The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during the first six months of the current fiscal year were $5.7 million.  DeVry’s Board of Directors declared a dividend on November 11, 2009 of $0.10 per share to common stockholders of record as of December11, 2009.  The total dividend of $7.1 million was paid on January 11, 2010.

DeVry believes that it has sufficient liquidity despite the disruption in the credit markets over the past two years.  Management believes that current balances of unrestricted cash, cash generated from operations and revolving loan facility will be sufficient to fund both DeVry’s current operations and current growth plans for the foreseeable future unless future significant investment opportunities, similar to the acquisition of U.S. Education, should arise.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At December 31, 2009, there were no outstanding borrowings under DeVry’s revolving credit agreement.  DeVry’s letters of credit outstanding under the revolving credit facility were approximately $15.2 million as of December 31, 2009.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the second quarter of fiscal year 2010.  DeVry had no open derivative positions at December 31, 2009.

DeVry’s consolidated cash balances of $272.6 million at December 31, 2009, included approximately $161.1 million of cash attributable to international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the its international operations, including Ross University and Fanor, and pursue future business opportunities outside the United States.  Therefore, cash held by DeVry’s international operations will not be available for domestic general corporate purposes on a long-term basis.

OTHER

During November 2009, DeVry’s Board of Directors approved stock ownership guidelines for executive officers and non-employee directors.  These guidelines are expressed as multiples of each executive officer’s current base salary or each non-employee director’s annual cash retainer.  The total DeVry stock value of the participant’s holdings should equal or exceed the expected stock ownership level.

Position	Expected Stock Ownership Level
Chief Executive Officer	3x base salary
Named Executive Officer	2x base salary
Other Senior Leadership Team Member	1x base salary
Non-Employee Director	3x annual cash retainer

Shares that count toward satisfaction of the guidelines include:

•	DeVry stock directly and/or beneficially owned;
•	DeVry stock held in DeVry’s Profit Sharing 401(k) Retirement Plan or other private accounts;
•	vested restricted stock units, commonly referred to by DeVry as Full Value Shares;
•	unvested Full Value Shares;
•	vested stock options; and
•	previously granted Performance Stock at the target award value.

The combined after-tax value of a participant’s Performance Stock, vested stock options and unvested Full Value Shares can satisfy no more than 50% of his or her expected stock ownership.

Participants who were with DeVry on August 11, 2008 will have until August 11, 2013 to satisfy the guidelines.  Participants who joined DeVry after August 11, 2008 will have five years following the date of hire to achieve their expected stock ownership level.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The ASC supersedes all existing non-SEC accounting and reporting standards but is not intended to change GAAP.  The use of the ASC was effective for financial statements issued for periods ending after September 15, 2009.

In December 2007, the FASB issued and revised authoritative guidance for business combinations and identifying, measuring and recognizing intangible assets and goodwill. This guidance also established accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to non-controlling interests in the equity of a subsidiary.  The new accounting requirements changed how business acquisitions are to be accounted for  both on the acquisition date and in subsequent periods.  This guidance was effective for DeVry beginning in fiscal year 2010 and all disclosure requirements were fully implemented in the first quarter Consolidated Financial Statements.

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

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency.  DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions.  Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real.  Because Brazilian-based assets constitute less than 1.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 2% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon DeVry’s total borrowings of $44.7 million at December 31, 2009, a 100 basis point increase in short-term interest rates would result in approximately $0.4 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2010 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered.  Such risks are not the only risks facing DeVry.  Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
October 2009	53,000	$54.94	53,000	$1,751,455
November 2009	32,200	$54.39	32,200	--
December 2009	--	$--	--	--
Total	85,200	$54.73	85,200	$--

1On May 13, 2008, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2010.   In November 2009, DeVry completed this repurchase plan.  On November 11, 2009, the Board of Directors authorized an additional share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2011.  As of December 31, 2009, DeVry has not repurchased any shares under this program.

Other Purchases of Equity Securities
Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2009	1,290	$56.33	N/A	N/A
November 2009	--	$--	N/A	N/A
December 2009	--	$--	N/A	N/A
Total	1,290	$56.33	N/A	N/A

2Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	DeVry held its Annual Meeting of Stockholders on November 11, 2009.

(b)	All Board of Director nominees were elected.

(c)	Certain matters voted upon at the meeting and the votes cast with respect to such matters are as follows:

Four nominees were elected as Class III Directors to serve until the 2012 Annual Meeting of Stockholders or until their successors are elected and qualified.

Director	Affirmative Votes	Votes Withheld
Darren R. Huston	61,296,368	269,490
William T. Keevan	61,445,127	120,731
Lyle Logan	60,311,914	1,253,944
Julia A. McGee	60,973,098	592,760

The selection of PricewaterhouseCoopers LLP as the independent registered public accounting firm for DeVry for fiscal year 2010 was ratified.

Affirmative Votes	Votes Against	Abstain
60,771,871	773,982	20,004

Stockholder Proposal of People for the Ethical Treatment of Animals (PETA) to enact a policy prohibiting all medically unnecessary surgeries in the teaching program at Ross University School of Veterinary Medicine.

Affirmative Votes	Votes Against	Abstain
2,101,076	47,208,409	9,526,484

ITEM 6 — EXHIBITS

Exhibit 10.1	Executive Employment Agreement with Dr. Thomas C. Shepherd, dated October 12, 2009 (incorporated by reference to Exhibit 10.1 to DeVry’s Current Report on Form 8-K dated October 12, 2009)

Exhibit 10.2	Executive Employment Agreement with Richard M. Gunst, dated October 12, 2009 (incorporated by reference to Exhibit 10.2 to DeVry’s Current Report on Form 8-K dated October 12, 2009)

Exhibit 10.3	Executive Employment Agreement with David J. Pauldine, dated October 12, 2009 (incorporated by reference to Exhibit 10.3 to DeVry’s Current Report on Form 8-K dated October 12, 2009)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: February 4, 2010	By:	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: February 4, 2010	By:	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer