Form 10-Q
period 2010-03-31
DEVRY INC
filed 2010-05-06
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  April 30, 2010 — 71,236,612 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – Financial Information	DEVRY INC.
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,	March 31,
	2010	2009	2009
ASSETS:	(Dollars in thousands)
Current Assets:
Cash and Cash Equivalents	$439,897	$165,202	$294,979
Marketable Securities and Investments	61,781	60,174	1,743
Restricted Cash	55,869	5,339	22,246
Accounts Receivable, Net	155,902	104,413	179,954
Deferred Income Taxes, Net	22,489	21,562	17,850
Prepaid Expenses and Other	32,645	28,756	33,033
Total Current Assets	768,583	385,446	549,805
Land, Buildings and Equipment:
Land	53,965	53,694	50,816
Buildings	283,367	250,542	237,581
Equipment	385,703	328,637	313,053
Construction In Progress	8,958	10,587	8,420
	731,993	643,460	609,870
Accumulated Depreciation and Amortization	(359,981)	(335,889)	(332,132)
Land, Buildings and Equipment, Net	372,012	307,571	277,738
Other Assets:
Intangible Assets, Net	196,003	203,195	184,654
Goodwill	515,052	512,568	494,579
Perkins Program Fund, Net	13,450	13,450	13,450
Investments	-	-	57,461
Other Assets	15,127	12,069	13,182
Total Other Assets	739,632	741,282	763,326
TOTAL ASSETS	$1,880,227	$1,434,299	$1,590,869

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$44,757	$104,811	$115,063
Accounts Payable	89,152	71,564	66,212
Accrued Salaries, Wages and Benefits	69,552	74,174	53,724
Accrued Expenses	55,019	39,162	48,923
Advance Tuition Payments	24,170	27,642	26,413
Deferred Tuition Revenue	366,113	74,664	276,104
Total Current Liabilities	648,763	392,017	586,439
Other Liabilities:
Revolving Loan	-	20,000	20,000
Deferred Income Taxes, Net	48,281	51,895	58,518
Deferred Rent and Other	51,059	40,257	29,274
Total Other Liabilities	99,340	112,152	107,792
TOTAL LIABILITIES	748,103	504,169	694,231

NON-CONTROLLING INTEREST	4,518	3,188	-
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 71,231,000; 71,233,000 and 71,582,000 Shares Issued and Outstanding at March 31, 2010, June 30, 2009 and March 31, 2009, Respectively	733	729	729
Additional Paid-in Capital	217,805	197,096	186,815
Retained Earnings	991,295	791,677	760,350
Accumulated Other Comprehensive Income	9,995	7,157	737
Treasury Stock, at Cost (2,077,000; 1,663,000 and 1,267,000 Shares, Respectively)	(92,222)	(69,717)	(51,993)
TOTAL SHAREHOLDERS’ EQUITY	1,127,606	926,942	896,638
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,880,227	$1,434,299	$1,590,869

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009

REVENUES:
Tuition	$468,143	$360,629	$1,318,491	$981,800
Other Educational	36,242	31,253	90,016	83,414
Total Revenues	504,385	391,882	1,408,507	1,065,214
COSTS AND EXPENSES:
Cost of Educational Services	214,300	178,201	610,748	484,921
Loss on Real Estate Transactions	--	3,977	--	3,977
Student Services and Administrative Expense	168,065	137,917	487,425	395,177
Total Operating Costs and Expenses	382,365	320,095	1,098,173	884,075
Operating Income	122,020	71,787	310,334	181,139
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	476	776	1,550	4,628
Interest Expense	(336)	(484)	(1,253)	(2,013)
Net Investment Gain (Loss)	81	970	1,225	(748)
Net Interest and Other (Expense) Income	221	1,262	1,522	1,867
Income Before Income Taxes	122,241	73,049	311,856	183,006
Income Tax Provision	41,321	22,163	103,775	54,425
NET INCOME	80,920	50,886	208,081	128,581
Net Loss Attributable to Non-controlling Interest	232	-	252	-
NET INCOME ATTRIBUTABLE TO DEVRY INC.	$81,152	$50,886	$208,333	$128,581

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$1.14	$0.71	$2.92	$1.80
Diluted	$1.12	$0.70	$2.88	$1.77

CASH DIVIDEND DECLARED PER COMMON SHARE	$-	$-	$0.10	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended March 31,
	2010	2009
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$208,081	$128,581
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Charge	7,901	6,513
Depreciation	38,381	29,480
Amortization	9,328	6,897
Provision for Refunds and Uncollectible Accounts	71,094	53,103
Deferred Income Taxes	(4,807)	83
Loss on Disposals of Land, Buildings and Equipment	398	2,297
Unrealized Net (Gain) Loss on Investments	(1,225)	2,014
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(50,516)	(18,012)
Accounts Receivable	(122,113)	(148,927)
Prepaid Expenses and Other	2,834	(2,324)
Accounts Payable	17,560	(5,834)
Accrued Salaries, Wages, Benefits and Expenses	16,558	18,250
Advance Tuition Payments	(3,595)	4,696
Deferred Tuition Revenue	291,449	211,115
NET CASH PROVIDED BY OPERATING ACTIVITIES	481,328	287,932
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(101,599)	(50,708)
Payment for Purchase of Business, Net of Cash Acquired	—	(287,462)
Marketable Securities Purchased	(47)	(49)
Other	(700)	—
NET CASH USED IN INVESTING ACTIVITIES	(102,346)	(338,219)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	9,632	11,048
Proceeds from Stock Issued Under Employee Stock Purchase Plan	756	1,805
Repurchase of Common Stock for Treasury	(22,671)	(15,703)
Cash Dividends Paid	(12,839)	(10,015)
Excess Tax Benefit from Stock-Based Payments	2,728	3,350
Borrowings Under Revolving Credit Facility	70,000	230,000
Repayments Under Revolving Credit Facility	(150,000)	(140,000)
Borrowings Under Collateralized Line of Credit	242	46,306
Repayments Under Collateralized Line of Credit	(296)	(1,243)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(102,448)	125,548
Effects of Exchange Rate Differences	(1,839)	2,519
NET INCREASE IN CASH AND CASH EQUIVALENTS	274,695	77,780
Cash and Cash Equivalents at Beginning of Period	165,202	217,199
Cash and Cash Equivalents at End of Period	$439,897	$294,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$684	$1,845
Income Taxes, Net	92,126	33,130
Non-cash Investing Activity:
Accretion of Non-controlling Interest Put Option	1,582	—

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry.  The June 30, 2009 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2009, and in conjunction with DeVry’s quarterly reports on Form 10-Q for the quarters ended September 30, 2009 and December 31, 2009, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended March 31, 2010, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable Securities and Investments

Marketable securities and investments consist of auction-rate securities and related put rights, and investments in mutual funds which are classified as trading securities and available-for-sale securities, respectively.  The following is a summary of our available-for-sale marketable securities at March 31, 2010 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$819	$-	$59	$878
Stock Mutual Funds	1,976	(548)	-	1,428
Total Marketable Securities	$2,795	$(548)	$59	$2,306

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year.  All mutual fund investments are recorded at fair market value based upon quoted market prices.  At March 31, 2010, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of March 31, 2010, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year.  When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value.  The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of March 31, 2010.

The following is a summary of our investments classified as trading securities at March 31, 2010 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Investments:
Auction Rate Securities (ARS)	$59,475	$(4,440)	$-	$55,035
Put Rights on ARS	-	-	4,440	4,440
Total Investments	$59,475	$(4,440)	$4,440	$59,475

As shown in the table above, as of March 31, 2010, DeVry held auction-rate debt securities in the aggregate principal amount of $59.5 million. The auction-rate securities are investment-grade, long-term debt obligations with contractual maturities ranging from 16 to 31 years.  They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that has allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past two years, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. As a result, DeVry has been unable to liquidate its auction-rate securities and there can be no assurance that DeVry will be able to access the principal value of these securities prior to their maturity.

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

On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, other state regulatory agencies represented by the North American Securities Administrators Association, and the Securities and Exchange Commission to restore liquidity to all remaining clients' holdings of auction rate securities.  Under this agreement in principle, UBS has committed to provide liquidity solutions to institutional investors, including DeVry.  During the second quarter of fiscal year 2009, DeVry agreed to accept Auction Rate Security Rights (the Rights) from UBS. The Rights permit DeVry to sell, or put, its auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012. DeVry expects to exercise the Rights and put its auction rate securities back to UBS on June 30, 2010, the earliest date allowable under the Rights agreement, unless auctions resume; a buyer is found outside of the auction process; or the issuers establish a different form of financing to replace these securities.

Prior to accepting the Rights agreement, DeVry had the intent and ability to hold these securities until anticipated recovery. As a result, DeVry had recognized the unrealized loss previously as a temporary impairment in Other Comprehensive Income in Shareholders’ Equity.  After accepting the Rights, DeVry no longer has the intent to hold the auction rate securities until anticipated recovery.  As a result, DeVry elected to reclassify its investments in auction rate securities as trading securities on the date of the acceptance of the Rights. Therefore, DeVry recorded an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal year 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, DeVry accounted for the Rights as a separate asset measured at its fair value, which resulted in a gain of approximately $8.6 million recorded at December 31, 2008.  As of March 31, 2010, DeVry revalued the auction rate securities and the Rights using current discount rates and risk premiums. This resulted in a $0.4 million third quarter gain in the value of the auction rate securities maintaining the cumulative net loss on this investment of approximately $4.4 million and a $0.3 million third quarter net loss in the value of the Rights decreasing the cumulative net gain on the Rights to approximately $4.4 million. For the nine months ended March 31, 2010, the auction rate securities gained approximately $2.2 million in value and the Rights lost approximately $1.0 million in value. These changes in value are recorded in the fiscal 2010 third quarter and nine month year to date operating results.  Under authoritative accounting guidance, the Rights do not meet the definition of a derivative instrument. Instead the guidance allows the Rights to be measured at fair value. This permitted DeVry to elect the fair value option for recognized financial assets to match the changes in the fair value of the auction rate securities.  DeVry will be required to assess the fair value of these two assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   DeVry expects that future changes in the fair value of the Rights will generally offset fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, DeVry will be required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.  The auction rate securities are classified as current investments as settlement is expected on June 30, 2010, and management intends to exercise its Rights and put the auction rate securities back to UBS at that time.

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

While further auction failures will limit DeVry’s ability to liquidate these investments as discussed above, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $442.2 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $159.5 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of March 31, 2010, DeVry has borrowed through its broker, UBS, $44.8 million using the auction rate securities portfolio as collateral (see “Note 9 – Debt”).  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, and UBS is unable to meet its obligations under the Rights, future impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Prepaid Clinical Fees

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services.  Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees.   Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships.   The hospital group closed two of its hospitals due to financial difficulties in February 2009.  To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals.  During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract.  The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships.  As of March 31, 2010, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $5.5 million.  Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.5 million has been provided against the prepaid balance.

Internal Software Development Costs

DeVry capitalizes certain internal software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, and payroll-related costs for employees directly associated with the internal software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized software development costs for projects not yet complete are included as equipment in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the nine months ended March 31, 2010 were approximately $20.0 million.  No costs were capitalized during the nine months ended March 31, 2009. As of March 31, 2010 and 2009, the net balance of capitalized software development costs was $28.4 million and $0.3 million, respectively.

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 323,000 and 749,000 shares of common stock for the three and nine months ended March 31, 2010, respectively, and 505,000 and 401,000 shares of common stock, for the three and nine months ended March 31, 2009, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Weighted Average Shares Outstanding	71,187	71,644	71,125	71,554
Unvested Participating Restricted Shares	222	-	189	-
Basic shares	71,409	71,644	71,314	71,554
Effect of Dilutive Stock Options	978	1,009	957	1,070
Diluted Shares	72,387	72,653	72,271	72,624

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Balance at Beginning of Period	$11,547	$469	$7,157	$(2,963)
Net Unrealized Investment Gains (Losses)	52	(80)	207	(5,333)
Net Unrealized Investment Losses Recognized	-	-	-	6,378
Translation Adjustments:
Attributable to DeVry Inc.	(1,426)	348	1,883	2,655
Attributable to Non-controlling Interest	(178)	-	748	-
Balance at End of Period	$9,995	$737	$9,995	$737

The Accumulated Other Comprehensive Income balance at March 31, 2010, consists of $10.3 million ($8.3 million attributable to DeVry Inc. and $2.0 million attributable to non-controlling interests) of cumulative translation gains and $0.3 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.  At March 31, 2009, this balance consisted of $1.3 million of cumulative translation gains and $0.6 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.4 million and all attributable to DeVry Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $56.1 million and $158.6 million for the three and nine months ended March 31, 2010, respectively.  Advertising expense for the three and nine months ended March 31, 2009, was $46.0 million and $130.1 million, respectively.

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

In January 2010, the FASB issued and revised authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy established by SFAS No. 157 (ASC 820). The guidance is effective for fiscal years that begin after December 15, 2010, and it should be used for quarterly and annual filings. DeVry management does not believe the application of this guidance will have a significant impact on its financial disclosures.

In February 2010, the FASB amended the authoritative guidance issued in ASC subtopic 855-10 regarding subsequent event update disclosures. The amendment removes the requirement for an SEC filer to include a date in its subsequent event update disclosure in the financial statements. This amendment is effective and was fully implemented beginning in DeVry’s fiscal 2010 third quarter.

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

At March 31, 2010, 4,862,603 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the nine months ended March 31, 2010:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2009	2,881,404	$30.51
Options Granted	322,800	$52.32
Options Exercised	(391,413)	$25.97
Options Canceled	(7,458)	$34.05
Outstanding at March 31, 2010	2,805,333	$33.64	6.26	$88,535
Exercisable at March 31, 2010	1,579,438	$27.28	4.88	$59,890

The total intrinsic value of options exercised for the nine months ended March 31, 2010 and 2009 was $12.1 million and $14.9 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first nine months of fiscal years 2010 and 2009 were $23.11 and $23.54, per share, respectively.  The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

If factors change and different assumptions are employed in the valuation of stock-based awards in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in previous periods.

During the first nine months of fiscal year 2010, DeVry granted 160,680 shares of restricted stock to selected employees and non-employee directors.  Of these, 45,200 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 115,480 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement.  During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the nine months ended March 31, 2010:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2009	82,372	$51.36
Shares Granted	160,680	$52.48
Shares Vested	(21,291)	$51.67
Shares Canceled	(2,014)	$51.74
Nonvested at March 31, 2010	219,747	$52.15

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in thousands)
Cost of Educational Services	$698	$545	$2,528	$2,084
Student Services and Administrative Expense	1,485	1,159	5,373	4,429
Income Tax Benefit	(354)	(445)	(1,314)	(1,186)
Net Stock-Based Compensation Expense	$1,829	$1,259	$6,587	$5,327

As of March 31, 2010, $22.7 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.9 years. The total fair value of options and shares vested during the nine months ended March 31, 2010 and 2009 was approximately $6.6 million and $5.2 million, respectively.

There were no capitalized stock-based compensation costs at March 31, 2010 and 2009.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

Effective July 1, 2008, DeVry adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance was revised in February 2008 to delay the effective date of its adoption for fair value measurements of all nonfinancial assets and liabilities until DeVry’s fiscal year beginning July 1, 2009.  As permitted by the guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those previously required to be measured at fair value such as financial assets and liabilities required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. The adoptions did not have a material effect on the results of operations or financial position.

In October 2008, authoritative guidance was issued clarifying the application of fair value measurements in a market that is not active.  Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of March 31, 2010.

In April 2009, authoritative guidance was issued providing additional clarification for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly.  Additional guidance also established a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements. Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of March 31, 2010.

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

The following tables present DeVry’s assets at March 31, 2010, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$439,897	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	2,306	-	-
Investments:
ARS Portfolio			55,035
UBS Put Right	-	-	4,440
Total Financial Assets at Fair Value	$442,203	$-	$59,475

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

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three and nine months ended March 31, 2010 (dollars in thousands).  Total unrealized gains and losses are included in the Interest and Other Income (Expense) section of the Consolidated Statements of Income.

	Investments
	Three Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2010
Balance at Beginning of Period	$59,396	$58,251
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	359	2,175
Change in Fair Value of UBS Put Right	(280)	(951)
Purchases, Sales and Maturities	-	-
Balance at March 31, 2010	$59,475	$59,475

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

DeVry completed its first share repurchase program in April 2008. On May 13, 2008, the DeVry Board of Directors authorized a second share repurchase program, which allowed DeVry to repurchase up to $50 million of its common stock through December 31, 2010. As of November 30, 2009, DeVry completed this share repurchase program, repurchasing, on the open market, 1,027,417 shares of its common stock at a total cost of approximately $50.0 million.  On November 11, 2009, the DeVry Board of Directors authorized a third share repurchase program, which will again allow DeVry to repurchase up to $50 million of its common stock through December 31, 2011.  As of March 31, 2010, DeVry has repurchased, on the open market, 100,500 shares of its common stock at a total cost of approximately $6.4 million.  The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

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

Apollo College and Western Career College prepare students for careers in healthcare through certificate, associate and bachelor’s degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting. The two colleges operate 18 campus locations in the western United States and online, and currently serve approximately 12,000 students and have more than 65,000 alumni. The addition of U.S. Education has further diversified DeVry’s curricula.

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

As of December 31, 2009, the Western Career College and Apollo College trade names and student relationships were fully amortized.

The following unaudited pro forma financial information for the nine months ended March 31, 2009 presents the results of operations of DeVry and U.S. Education as if the acquisition had occurred at the beginning of this nine month period.  The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises. The actual information for the nine months ended March 31, 2010, is included for comparison purposes (dollars in thousands except for per share amounts):

	For the Nine Months ended March 31,
	As Reported	Pro Forma
	2010	2009
	(Unaudited)	(Unaudited)
Revenues	$1,408,507	$1,101,121
Operating Income	310,334	184,873
Net Income	208,333	129,616
Earnings per Common Share:
Basic	$2.92	$1.81
Diluted	$2.88	$1.78

DeVry Brasil

On April 1, 2009, DeVry Inc. acquired 82.3 percent of the outstanding stock of Fanor Faculdades Nordeste S/A (“Fanor”), a leading provider of private postsecondary education in northeastern Brazil for $40.8 million in cash, including costs of acquisition. Funding was provided from DeVry’s existing operating cash balances. During the second quarter of fiscal year 2010, the Fanor parent organization began using the name DeVry Brasil. The results of DeVry Brasil’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition. The current management of DeVry Brasil retained the remaining 17.7 percent ownership interest, as of June 30, 2009.  In July 2009, DeVry increased its ownership percentage in DeVry Brasil to 83.5 percent through the infusion of an additional $2.5 million in capital. Beginning January 2013, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management.  Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry.  These options may become exercisable prior to January 2013 if DeVry Brasil’s management ownership interest falls below five percent.  Since the put option is out of the control of DeVry, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

The DeVry Brasil management put option, which is not currently redeemable but is probable of becoming redeemable, is being accreted to its expected redemption value according to a fair market value formula contained in the stock purchase agreement.  The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance.  This adjustment resulted in a $1.6 million increase in the non-controlling interest balance and a corresponding decrease to retained earnings as of March 31, 2010.  The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry's historical non-controlling interest accounting policy.

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

At April 1, 2009
Current Assets	$16,208
Property and Equipment	14,415
Other Long-term Assets	167
Intangible Assets	18,941
Goodwill	18,839
Total Assets Acquired	68,570
Liabilities Assumed	24,662
Minority Interest	3,149
Net Assets Acquired	$40,759

Goodwill was all assigned to the DeVry Brasil reporting unit which is classified within the Other Educational Services segment.  Approximately $12.0 million of the goodwill acquired is expected to be deductible for income tax purposes.  Of the $18.9 million of acquired intangible assets, approximately $10.0 million was assigned to the value of the DeVry Brasil Accreditations which have been determined to not be subject to amortization.  The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

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

NOTE 7:  INTANGIBLE ASSETS

Intangible assets consist of the following (dollars in thousands):

	As of March 31, 2010		Weighted Avg. Amortization Period
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$64,437	$(58,877)	(1)
Customer Contracts	7,000	(3,460)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(1,850)	14 years
Curriculum/Software	3,623	(1,480)	5 years
Outplacement Relationships	3,900	(336)	15 years
Trade Names	6,255	(4,346)	(2)
Other	639	(639)	6 years
Total	$91,438	$(73,672)
Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	12,780
Total	$178,237

(1)
The respective Ross University, Chamberlain College of Nursing, and U.S. Education Student Relationships were fully amortized at December 31, 2009.  The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil.

(2)	The total weighted average estimated amortization period for Trade Names is 2 years and 8.5 years for Stalla and DeVry Brasil (Fanor, Ruy Barbosa and ÁREA1), respectively.

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$56,270	$(51,396)
Customer Contracts	7,000	(1,973)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,650)
Curriculum/Software	3,300	(793)
Trade Names	3,210	(1,432)
Outplacement Relationships	3,900	(139)
Other	639	(639)
Total	$79,903	$(60,706)
Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
USEC Title IV Eligibility and Accreditations	112,300
Total	$165,457

Amortization expense for amortized intangible assets was $1.6 million and $9.2 million for the three and nine months ended March 31, 2010, respectively, and $3.0 million and $6.8 million for the three and nine months ended March 31, 2009.   Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Advanced Academics	Becker	DeVry Brasil	U.S. Education	Total
2010	$2,004	$1,150	$2,933	$4,751	$10,838
2011	1,806	1,150	2,480	420	5,856
2012	1,538	160	2,076	420	4,194
2013	618	160	1,573	420	2,771
2014	369	160	734	294	1,557

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

Consistent with authoritative guidance, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2009 at which time there were no impairment losses associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the respective carrying amounts.  No impairment indicators were noted through the period ended March 31, 2010.  After several years of sustained revenue and operating income growth in the Becker Professional Review reporting unit, for the first nine months of fiscal year 2010, both revenue and operating income have declined. The primary reason for the decline was the impact of the economic downturn on the accounting and finance professions that this segment serves.  In addition this segment has increased its investments in marketing. Despite these declines, this reporting unit produced an operating income margin of 30.3% for the nine months ended March 31, 2010.  As a result of this margin and what is believed to be a temporary decline in the growth of the business, management does not believe circumstances indicate potential impairment of any goodwill or indefinite-lived intangible assets recorded by this reporting unit.

The table below summarizes the goodwill balances by reporting unit as of March 31, 2010 (dollars in thousands):

Reporting Unit:
DeVry University	$22,196
Becker Professional Review	24,715
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
U.S. Education	185,717
DeVry Brasil	23,461
Total	$515,052

The table below summarizes the goodwill balances by reporting segment as of March 31, 2010 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	427,606
Professional Education	24,715
Other Educational Services	40,535
Total	$515,052

Total goodwill increased by $2.48 million from June 30, 2009. This increase is the result of the recognition of a preacquisition related liability of $0.7 million and an increase in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in the local Brazilian currency, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of March 31, 2010 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	29,812
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
U.S. Education	112,300
DeVry Brasil	12,780
Total	$178,237

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

DeVry has not recorded a tax provision for the undistributed international earnings of the Medical and Veterinary Schools.  It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of the Schools and pursue future opportunities outside of the United States.  In accordance with this plan, cash held by Ross University will not be available for general company purposes and under current laws will not be subject to U.S. taxation.   Included in DeVry’s consolidated cash balances were approximately $192.6 million and $155.3 million attributable to Ross University’s international operations as of March 31, 2010 and 2009, respectively.  As of March 31, 2010 and 2009, cumulative undistributed earnings were approximately $251.4 million and $190.9 million, respectively.

The effective tax rate was 33.8% for the third quarter and 33.3% for the first nine months of fiscal year 2010, compared to 30.3% for the third quarter and 29.7% for the first nine months of the prior fiscal year. The higher effective income tax rates for the third quarter and first nine months of fiscal year 2010 were attributable to an increase in the proportion of income generated by U.S. operations to the offshore operations of Ross University as compared to the prior year period. The effective income tax rate for the fiscal year ended June 30, 2009 was 30.2%.

As of June 30, 2009 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $2.3 million.  The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.5 million.  We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months.  DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued as of adoption was $0.5 million and at June 30, 2009 was $0.5 million. The corresponding amount at March 31, 2010 was not materially different from the amount at June 30, 2009.

During the second quarter of fiscal year 2010, the Internal Revenue Service completed its audit of  DeVry’s 2006 and 2007 U.S. Federal Income Tax Returns, and no adjustments were required to be made for those income tax returns.  For all other purposes, DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2005.

NOTE 9:  DEBT

Debt consists of the following at March 31, 2010, June 30, 2009 and March 31, 2009 (dollars in thousands):

	Outstanding Debt			Average Interest Rate
Revolving Credit Facility:	March 31, 2010	June 30, 2009	March 31, 2009	March 31, 2010
DeVry Inc. as borrower	$—	$80,000	$90,000	—
GEI as borrower	—	—	—	—
Total	$—	$80,000	$90,000	—
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$44,757	$44,811	$45,063	0.63%
Total Outstanding Debt	$44,757	$124,811	$135,063	0.63%
Current Maturities of Debt	$44,757	$104,811	$115,063	0.63%
Total Long-term Debt	$—	$20,000	$20,000	—

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc.’s aggregate commitments including borrowings and letters of credit under this agreement in total are not to exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement, and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, all borrowings are classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $15.5 million and $13.7 million as of March 31, 2010 and 2009, respectively. As of March 31, 2010, outstanding borrowings under this agreement would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of March 31, 2010.

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

Beginning in May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, conducted an inquiry concerning DeVry’s compliance with Title IV regulations relating to recruiter compensation.  DeVry cooperated fully with the inquiry and on October 16, 2008, was advised by the U.S. Attorney for the Northern District of Illinois that the government had concluded its inquiry and had declined to intervene in a sealed qui tam case which had precipitated the inquiry.  The False Claims Act case, which was unsealed as a result of the government’s action, had been filed in September 2007 by a former DeVry employee, Jennifer S. Shultz, in the United States District Court for the Northern District of Illinois, Eastern Division on behalf of the government.  A first amended complaint was unsealed by a court order dated December 31, 2008.  The allegations in the first amended complaint relate to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act and the Department of Education regulations prohibiting an institution participating in Title IV programs from providing to any person or entity engaged in any student recruitment or admissions activity any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  On January 26, 2009, DeVry filed a motion to dismiss the first amended complaint entirely.  On March 4, 2009, the District Court granted DeVry’s motion to dismiss, entering judgment and dismissing the case with prejudice.  On March 16, 2009, Shultz appealed the dismissal to the Seventh Circuit Court of Appeals.  On June 23, 2009, a settlement in principle was reached between DeVry and Ms. Shultz in connection with a court-sponsored mediation process whereby DeVry would stand by its consistently-held position denying any wrong doing and pay $4.9 million to finally resolve the matter, and avoid the cost and distraction of a potentially protracted appeals process.  The settlement was conditioned upon obtaining approval of the Department of Justice and finalizing settlement terms that would release DeVry from other False Claims Act cases based upon the conduct covered by the settlement.  In February and early March, 2010, all the conditions relating to the settlement were satisfied, payment was made and the appeal was dismissed with prejudice, thereby bringing the matter to a final conclusion.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.

NOTE 11:  SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2009. DeVry presents four reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and U.S. Education; “Professional Education”, formerly known as Professional and Training, which includes the professional exam review and training operations of Becker CPA Review and Stalla Review for the CFA Exams; and “Other Educational” which includes the DeVry Brasil and Advanced Academics operations.

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

The segments described above have changed from those previously reported, effective with the beginning of the fourth quarter of fiscal year 2009.  The acquired business operations of DeVry Brasil did not operationally align with any of DeVry’s previously existing businesses due to its foreign operating and regulatory environment. The evaluation of the performance of this business and how resources are to be allocated is distinct from that of the other DeVry businesses.  The decision to realign Advanced Academics operations from the former DeVry University segment was based on the expected growth of this business and how decisions on resource allocation are also now distinct from those of the Business, Technology and Management segment operations. Since neither business (DeVry Brasil and Advanced Academics) are significant enough to be reported as individual segments, they are aggregated in the newly created Other Educational Services segment as allowed by authoritative guidance.

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

Following is a tabulation of business segment information based on the current segmentation for the three and nine months ended March 31, 2010 and 2009. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Revenues:	(Dollars in Thousands)
Business, Technology and Management	$334,603	$260,180	$931,365	$738,334
Medical and Healthcare	132,640	105,013	375,572	256,270
Professional Education	22,828	22,545	58,823	60,273
Other Educational Services	14,314	4,144	42,747	10,337
Total Consolidated Revenues	$504,385	$391,882	$1,408,507	$1,065,214
Operating Income:
Business, Technology and Management	$85,751	$39,712	$219,964	$102,037
Medical and Healthcare	30,951	26,115	89,249	68,132
Professional Education	8,147	9,524	17,840	21,773
Other Educational Services	(1,414)	(220)	(7,231)	(2,422)
Reconciling Items:
Amortization Expense	(1,618)	(2,958)	(9,189)	(6,793)
Depreciation and Other	203	(386)	(299)	(1,588)
Total Consolidated Operating Income	$122,020	$71,787	$310,334	$181,139
Interest:
Interest Income	$476	$776	$1,550	$4,628
Interest Expense	(336)	(484)	(1,253)	(2,013)
Net Investment Gain (Loss)	81	970	1,225	(748)
Net Interest Income	221	1,262	1,522	1,867
Total Consolidated Income before Income Taxes	$122,241	$73,049	$311,856	$183,006

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)
Segment Assets:
Business, Technology and Management	$690,605	$559,818	$690,605	$559,818
Medical and Healthcare	931,845	890,994	931,845	890,994
Professional Education	80,780	81,036	80,780	81,036
Other Educational Services	119,433	39,667	119,433	39,667
Corporate	57,564	19,354	57,564	19,354
Total Consolidated Assets	$1,880,227	$1,590,869	$1,880,227	$1,590,869
Additions to Long-lived Assets:
Business, Technology and Management	$32,113	$17,479	$77,235	$30,011
Medical and Healthcare	7,028	10,880	19,554	354,024
Professional Education	13	75	56	151
Other Educational Services	816	469	4,754	1,235
Total Consolidated Additions to Long-lived Assets	$39,970	$28,903	$101,599	$385,421
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$39,970	$25,500	$101,599	$50,708
Increase in Capital Assets from Acquisitions	-	-	-	19,558
Increase in Intangible Assets and Goodwill	-	3,403	-	315,155
Total Increase in Consolidated Long-lived Assets	$39,970	$28,903	$101,599	$385,421
Depreciation Expense:
Business, Technology and Management	$8,619	$6,794	$24,975	$20,934
Medical and Healthcare	3,633	3,180	10,604	7,591
Professional Education	54	91	169	268
Other Educational Services	781	98	2,123	202
Corporate	170	117	510	485
Total Consolidated Depreciation	$13,257	$10,280	$38,381	$29,480
Intangible Asset Amortization Expense:
Business, Technology and Management	$-	$-	$-	$-
Medical and Healthcare	105	2,425	4,646	5,173
Professional Education	287	50	862	152
Other Educational Services	1,226	483	3,681	1,468
Total Consolidated Amortization	$1,618	$2,958	$9,189	$6,793

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, Grand Bahama and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil, were less than 5% of total revenues for the three and nine months ended March 31, 2010 and 2009. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2010	2009	2010	2009
Revenues from Unaffiliated Customers:	(Dollars in Thousands)
Domestic Operations	$439,415	$346,863	$1,226,091	$938,341
International Operations:
Dominica, St. Kitts/Nevis and Grand Bahama	52,442	42,975	145,363	119,992
Other	12,528	2,044	37,053	6,881
Total International	64,970	45,019	182,416	126,873
Consolidated	$504,385	$391,882	$1,408,507	$1,065,214
Long-lived Assets:
Domestic Operations	$719,843	$716,761	$719,843	$716,761
International Operations:
Dominica, St. Kitts/Nevis and Grand Bahama	327,384	322,148	327,384	322,148
Other	64,417	349	64,417	349
Total International	391,801	322,497	391,801	322,497
Consolidated	$1,111,644	$1,039,258	$1,111,644	$1,039,258

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

OVERVIEW

DeVry’s continued execution of its diversification strategy and focus on academic quality and successful student outcomes has produced another quarter of solid financial results.  Financial and operational highlights for the third quarter include:

•
Total revenues rose 28.7%, reaching a quarterly record high of $504.4 million, and net income of $81.2 million increased 59.5% over the year-ago period, while at the same time DeVry made investments to drive academic quality and future growth.

•
Revenue growth was driven by higher total student enrollments and increased retention at DeVry University, Ross University, Chamberlain College of Nursing, Apollo College and Western Career College along with the acquisition of DeVry Brasil on April 1, 2009.

•
As a result of DeVry’s diversification strategy solid performance within the Business, Technology and Management and Medical and Healthcare segments more than offset a decline in profits within the Professional Education and Other Educational Services segments.  The Professional Education segment results continue to reflect the impact of the economic downturn on the financial firms the segment serves.  The Other Educational Services segment results reflect increased investment to drive future enrollment growth at Advanced Academics and DeVry Brasil.  In addition, the third fiscal quarter represents a seasonal low point for tuition revenue at DeVry Brasil.

•
During January 2010, DeVry began repurchasing shares of its common stock under its third share repurchase program, which was approved by its Board of Directors in November 2009.  During the quarter, DeVry repurchased 100,500 shares of its common stock at an average cost of $63.37 per share.

•
DeVry’s financial position remained strong generating $481.3 million of operating cash flow during the first nine months of fiscal year 2010, driven primarily by strong operating results and working capital improvements. As of March 31, 2010, cash, marketable securities and investment balances totaled $501.7 million and outstanding borrowings were $44.8 million.

•
In March 2010, Apollo College and Western Career College announced that they will be renamed Carrington College and Carrington College California, respectively.  The name change takes effect on July 1, 2010.

Chamberlain College of Nursing received approvals by the respective boards of nursing in Virginia and Illinois for its new campuses in Crystal City, Virginia and Chicago, which are scheduled to beginning offering courses in July 2010.  Both locations are being co-located with DeVry University campuses.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

DeVry executed certain real estate transactions in the three and nine month periods ended March 31, 2009, which resulted in significant lease termination charges and/or losses on the sale of facilities. The following table illustrates the effects of the real estate transactions on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of these real estate transactions. DeVry uses these supplemental financial measures internally in its budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):

	Third Quarter		First Nine-Months
	FY2010	FY2009	FY2010	FY2009
Net Income	$81,152	$50,886	$208,333	$128,581
Earnings per Share (diluted)	$1.12	$0.70	$2.88	$1.77

Loss on Real Estate Transaction (net of tax)	--	$2,543	--	$2,543
Effect on Earnings per Share (diluted)	--	$0.04	--	$0.04

Net Income Excluding the Loss on Real Estate Transaction (net of tax)	$81,152	$53,429	$208,333	$131,124
Earnings per Share (diluted) Excluding the Loss on Real Estate Transaction	$1.12	$0.74	$2.88	$1.81

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months of both the current and prior fiscal year.  Percentages may not add because of rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2010	2009	2010	2009

Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	42.5%	45.5%	43.4%	45.5%
Loss on Real Estate Transactions	--	1.0%	--	0.4%
Student Services and Administrative Expense	33.3%	35.2%	34.6%	37.1%
Total Operating Costs and Expenses	75.8%	81.7%	78.0%	83.0%
Operating Income	24.2%	18.3%	22.0%	17.0%
Interest Income	0.1%	0.2%	0.1%	0.4%
Interest Expense	(0.1%)	(0.1%)	(0.1%)	(0.2%)
Net Investment Gain (Loss)	0.0%	0.2%	0.1%	(0.1%)
Net Interest and Other (Expense) Income	0.0%	0.3%	0.1%	0.2%
Income Before Income Taxes	24.2%	18.6%	22.1%	17.2%
Income Tax Provision	8.2%	5.7%	7.4%	5.1%
Net Income	16.0%	13.0%	14.8%	12.1%
Add: Net Loss Attributable to Noncontrolling Interest	0.0%	--	0.0%	--
Net Income Attributable to DeVry Inc.	16.1%	13.0%	14.8%	12.1%

REVENUES

Total consolidated revenues for the third quarter of fiscal year 2010 of $504.4 million increased $112.5 million, or 28.7%, as compared to the year-ago quarter.  For the first nine months of fiscal year 2010, total consolidated revenues increased 32.2% to $1,408.5 million compared to the same period a year-ago.  For both the third quarter and first nine months of fiscal year 2010, revenues increased at DeVry’s respective Business, Technology and Management; Medical and Healthcare; and Other Educational Services segments as a result of continued growth in total student enrollments, improved student retention and tuition price increases.  In addition, U.S. Education, which was acquired on September 18, 2008, and Fanor (DeVry Brasil), which was acquired on April 1, 2009, contributed to the revenue growth in the first nine months of fiscal year 2010.  Professional Education segment revenues increased slightly during third quarter, but declined in the first nine months of fiscal year 2010 due to the impact of the economic downturn on the accounting and finance professions.

Business, Technology and Management

Business, Technology and Management segment revenues increased 28.6% to $334.6 million in the third quarter and rose 26.1% to $931.4 million for the first nine months of fiscal year 2010 as compared to the year-ago periods driven primarily by strong enrollment growth, improved retention and tuition price increases. The Business, Technology and Management segment is comprised solely of DeVry University.  The two principal factors that influence revenues are enrollment and tuition rates. Key trends in these two components are set forth below.

Total undergraduate enrollment by term:

•	Increased by 21.9% from summer 2008 (45,907 students) to summer 2009 (55,979 students);

•	Increased by 22.7% from fall 2008 (52,146 students) to fall 2009 (64,003 students); and

•
Increased by 25.6% from spring 2009 (53,259 students) to spring 2010 (66,909 students).  This was a record high enrollment at DeVry University and marked the thirteenth consecutive term of positive total undergraduate student enrollment growth from the year-ago level.

New undergraduate enrollment by term:

•	Increased by 14.8% from summer 2008 (16,595 students) to summer 2009 (19,057 students);

•	Increased by 19.4% from fall 2008 (15,811 students) to fall 2009 (18,878 students); and

•
Increased by 24.0% from spring 2009 (14,288 students) to spring 2010 (17,715 students)   The spring 2010 term was the sixteenth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 12.3% from the July 2008 session (16,017 coursetakers) to the July 2009 session (17,991 coursetakers);

•	Increased by 15.2% from the September 2008 session (17,799 coursetakers) to the September 2009 session (20,496 coursetakers);

•	Increased by 16.5% from the November 2008 session (17,803 coursetakers) to the November 2009 session (20,734 coursetakers);

•	Increased by 16.5% from the January 2009 session (19,475 coursetakers) to the January 2010 session (22,679 coursetakers); and

•	Increased by 15.4% from the March 2009 session (19,357 coursetakers) to the March 2010 session (22,343 coursetakers).

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

Medical and Healthcare

Medical and Healthcare segment revenues increased 26.3% to $132.6 million in the third quarter and grew 46.6% to $375.6 million for the first nine months of fiscal year 2010 as compared to the year-ago periods.  Higher student enrollments and tuition price increases at Ross University, Chamberlain College of Nursing (“Chamberlain”) and U.S. Education contributed to the segment revenue growth.  In addition, U.S. Education, which was acquired on September 18, 2008, contributed $64.0 million of revenue growth in the first nine months of fiscal year 2010.  Key trends for Ross University, Chamberlain and U.S. Education are set forth below.

Ross University total enrollment by term:

•	Increased by 9.4% from May 2008 (4,064 students) to May 2009 (4,448 students);

•	Increased by 9.1% from September 2008 (4,219 students) to September 2009 (4,601 students); and

•	Increased by 8.0% from January 2009 (4,323 students) to January 2010 (4,669 students).

Ross University new student enrollment by term:

•	Increased by 16.8% from May 2008 (481 students) to May 2009 (562 students);

•	Increased by 9.5% from September 2008 (608 students) to September 2009 (666 students); and

•	Increased by 14.4% from January 2009 (611 students) to January 2010 (699 students).

Chamberlain College of Nursing total enrollment by term:

•	Increased by 77.8% from summer 2008 (2,419 students) to summer 2009 (4,302 students);

•	Increased by 67.2% from fall 2008 (3,360 students) to fall 2009 (5,617 students); and

•	Increased by 72.2% from spring 2009 (3,885 students) to spring 2010 (6,691 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 51.9% from summer 2008 (1,026 students) to summer 2009 (1,558 students);

•	Increased by 55.3% from fall 2008 (1,352 students) to fall 2009 (2,100 students); and

•	Increased by 75.4% from spring 2009 (1,236 students) to spring 2010 (2,168 students).

U.S. Education total enrollment by term:

•	Increased by 17.9% from July 2008 (9,028 students) to July 2009 (10,644 students);

•	Increased by 14.8% from November 2008 (10,186 students) to November 2009 (11,695 students); and

•	Increased by 9.9% from March 2009 (10,928 students) to March 2010 (12,009 students).

U.S. Education new student enrollment by term:

•	Increased by 15.4% from July 2008 (3,821 students) to July 2009 (4,411 students);

•	Increased by 21.5% from November 2008 (4,681 students) to November 2009 (5,688 students); and

•	Decreased by 2.4% from March 2009 (4,323 students) to March 2010 (4,218 students).

Tuition rates:

•
Effective September 2009, tuition and fees for the beginning basic sciences portion of the programs at the Ross University medical and veterinary medical schools are $14,665 and $14,375, respectively, per semester. This represents an increase from September 2008 tuition rates of approximately 7.4% for the medical school and 5.3% for the veterinary school.

•
Effective September 2009, tuition and fees for the final clinical portion of the Ross University programs are $16,100 per semester for the medical school, and $18,050 per semester for the veterinary medical school. This represents an increase from September 2008 tuition rates of approximately 7.3% for the medical school and 5.2% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

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

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study.  Management believes the increasing enrollments at Ross University for the past several terms resulted from the solid reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, as well as steps taken to meet increasing student demand such as adding faculty and classrooms.

An element of the growth strategy at Ross University School of Medicine was the development of a clinical education center located in Freeport, Grand Bahama.  The clinical site was expected to mitigate capacity constraints at the main campus in Dominica.  However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the review process in California and caution on the part of existing students considering Freeport.  Four states, including California, require notification for licensing of clinical studies in their states.  Ross notified all such states regarding the Freeport location, however, California later concluded that the Freeport center would be subject to a more extensive evaluation process.  Management hopes to have a resolution to the Freeport matters in the coming months.   These near-term challenges will mean slowing new student enrollment growth for at least the coming May and September terms.  Management remains confident in Ross’ long-term opportunities for growth and is executing revised plans to add capacity in Dominica.

The increase in student enrollments at Chamberlain was largely attributable to its growing RN-to-BSN online completion program.  In July 2009, Chamberlain began offering nursing programs at its newly opened campus in Jacksonville, Florida.  In March 2010, Chamberlain received approvals by the respective boards of nursing in Virginia and Illinois for its new campuses in Crystal City, Virginia and Chicago, which are scheduled to begin offering programs in July 2010.  Both of these campuses will be co-located with DeVry University.

Management believes the increased total student enrollments at U.S. Education (Apollo College and Western Career College) were most significantly impacted by the continued demand for healthcare personnel.  In addition, management believes that the economic downturn has had a positive impact on enrollments, as individuals have returned to post-secondary education for job retooling.  Management believes that the benefit on enrollment growth from the economic downturn will come to an end as the economy recovers and unemployment levels decline.

Professional Education

Professional Education segment revenues increased 1.3% to $22.8 million in the third quarter but decreased 2.4% to $58.8 million for the first nine months of fiscal year 2010 as compared to the year-ago periods. The primary reason for the decrease in the first nine months of fiscal year 2010 was the impact of the economic downturn on the accounting and finance professions that the segment serves.  Enrollments were down in self-study CPA review courses and CFA review courses.  Management expects that the softness in revenue will persist at least through the balance of calendar year 2010.

Other Educational Services

Other Educational Services segment revenues grew by $10.2 million to $14.3 million in the third quarter and rose $32.4 million to $42.7 million for the first nine months of fiscal year 2010 as compared to the year-ago periods.  DeVry Brasil, which was acquired on April 1, 2009, contributed to the revenue growth.   In addition, segment revenues increased driven by continued enrollment growth at Advanced Academics.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 20.3% to $214.3 million during the third quarter and grew 25.9% to $610.7 million for the first nine months of fiscal year 2010 as compared to the year-ago period.  U.S. Education, which was acquired by DeVry on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009 accounted for almost half of the increase in Cost of Educational Services during the first nine months of fiscal year 2010.  For both the third quarter and first nine months of fiscal year 2010, cost increases were also incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University locations as compared to the prior year.  In addition, higher costs were incurred to support increasing student enrollments and the higher cost of medical clinical rotations for Ross University.    Also, cost increases were incurred for the operation of the Chamberlain campus in Jacksonville, Florida, which began offering programs in July 2009 and start-up costs for the opening of campuses in Crystal City, Virginia and Chicago.  Chamberlain expects to begin teaching classes at these two new locations, which will be co-located with DeVry University, in July 2010.  Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2010 as a result of an increase in the number of restricted stock awards granted partially offset by a decrease in the number of stock option awards granted during the current year.  DeVry’s restricted stock awards have a greater fair value than option awards, resulting in the recognition of a higher level of stock-based compensation expense.

As a percent of revenue, Cost of Educational Services decreased to 42.5% in the third quarter of fiscal year 2010 from 45.3% during the prior year period.  For the first nine months of fiscal year 2010, Cost of Educational Services as a percent of revenue decreased to 43.4% from 45.5% in the year-ago period.  These decreases were the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.

Student Services and Administrative Expense

This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 21.9% to $168.1 million during the third quarter and increased 23.3% to $487.4 million in the first nine months of fiscal year 2010 as compared to the year-ago quarter.  The fiscal year 2009 acquisitions of U.S. Education and DeVry Brasil accounted for nearly one-fourth of the increase in Student Services and Administrative Expense for the first nine months of fiscal year 2010.  For both the third quarter and first nine months of fiscal year 2010, the balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments.  In addition, cost increases were incurred in information technology and student services.  Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2010 as a result of an increase in the number of restricted stock awards granted partially offset by a decrease in the number of stock option awards granted during the current year.  DeVry’s restricted stock awards have a greater fair value than option awards, resulting in the recognition of a higher level of stock-based compensation expense.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased during the third quarter of fiscal year 2010 as compared to the year-ago period, as the respective student relationships and trade names from the U.S. Education acquisition were fully amortized as of December 31, 2009.  Amortization expense increased during the first nine months of fiscal year 2010 as compared to the year-ago period as a result of increased amortization of finite-lived intangible assets resulting from the acquisitions of U.S. Education and Fanor.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percent of revenue, Student Services and Administrative Expense decreased to 33.3% in the third quarter of fiscal year 2010 from 35.2% during the year-ago quarter.  For the first nine months of fiscal year 2010, Student Services and Administrative Expense decreased to 34.6% from 37.1% in the year-ago period.  These decreases were the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and home office support personnel.

OPERATING INCOME

Total consolidated operating income for the third quarter of fiscal year 2010 of $122.0 million increased $50.2 million, or 70.0%, as compared to the prior year quarter.  For the first nine months of fiscal year 2010, total consolidated operating income grew $129.2 million, or 71.3%, to $310.3 million as compared to the prior year period.  Operating income increased at DeVry’s respective Business, Technology and Management and Medical and Healthcare segments.  These increases were partially offset by a decline in operating income at DeVry’s Professional Education and Other Educational Services segments.

Business, Technology and Management

Business, Technology and Management segment operating income increased 115.9% to $85.8 million during the third quarter and grew 115.6% to $220.0 million during the first nine months of fiscal year 2010, as compared to the year-ago periods.  These increases in operating income were the result of higher revenue and a significant increase in operating leverage, while at the same time, continuing to make investments in academic quality and student service to drive future enrollment growth.  Also, the prior year period results included a $4.0 million pre-tax charge related to the buy-out of a portion of a lease of the DeVry University campus in Long Island City, New York.  Excluding the impact of the real estate transaction in the prior year, DeVry University operating income increased 96.3% and 107.5%, respectively, during the third quarter and first nine months of fiscal year 2010 as compared to the year-ago periods.

Medical and Healthcare

Medical and Healthcare segment operating income increased 18.5% to $31.0 million during the third quarter and grew 31.0% during the first nine months of fiscal year 2010 as compared to the prior year periods.  Increases in student enrollments and tuition produced higher revenues and operating income for the current year periods as compared to the prior year even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain.  U.S. Education, which was acquired on September 18, 2008, also accounted for a significant portion of the operating profit growth during the first nine months of fiscal year 2010 for this segment.

Professional Education

Professional Education segment operating income declined 14.5% to $8.1 million during the third quarter and decreased 18.1% during the first nine months of fiscal year 2010 as compared to the prior year periods.  The decrease in operating income was the result of a decrease in revenue during the first nine months of fiscal year 2010 and increased investments in marketing related to expanding the business-to-business sales channel.

Other Educational Services

For the third quarter of fiscal year 2010, Other Educational Services segment recorded an operating loss of $1.4 million as compared to an operating loss of $0.2 million during the year-ago quarter.  For the first nine months of fiscal year 2010, Other Educational Services segment recorded an operating loss of $7.2 million as compared to an operating loss of $2.4 million during the year-ago period.  The increase in the operating loss during the third quarter and first nine months of fiscal year 2010 was the result of increased investments at Advanced Academics to drive future enrollment growth.  In addition, the third fiscal quarter represents a seasonal low point for tuition revenue at DeVry Brasil, which also resulted in a greater loss during the current year periods.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 38.7%, to $0.5 million during the third quarter and declined 66.5% during the first nine months of fiscal year 2010 as compared to the prior year periods.  Despite an increase in invested balances as compared to the prior year periods, interest income decreased because of lower interest rates earned on invested balances during both the third quarter and first nine months of fiscal year 2010.  The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of DeVry Brasil (Fanor), increased share repurchases and debt repayment.

Interest expense decreased by $0.1 million, or 30.6%, to $0.3 million during the third quarter and declined by $0.8 million, or 37.8% for the first nine months of fiscal year 2010 as compared to the prior year periods.  These decreases in interest expense were attributable to lower average borrowings outstanding and lower average interest rates during the current year periods as compared to the prior year periods.

DeVry recorded net investment gains of $0.1 million and $1.2 million, respectively, during the third quarter and first nine months of fiscal year 2010.  These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option (as discussed in Note 2 to the Consolidated Financial Statements).  DeVry will continue to assess the fair value of these two individual assets (auction rate securities and the right to put such securities back to the broker) and record changes each period until the rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   DeVry expects that future changes in the fair value of the rights will offset fair value movements in the related auction rate securities.

INCOME TAXES

Taxes on income were 33.8% of pretax income for the third quarter and 33.3% for the first nine months of fiscal year 2010, compared to 30.3% for the third quarter and 29.7% for the first nine months of the prior year.  The higher effective tax rates in fiscal year 2010 were attributable to a greater proportion of pre-tax income being generated by U.S. operations versus the international operations of Ross University in the current year as compared to the prior year.  Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate.  The medical and veterinary schools have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively.  DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.

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

At March 31, 2010, total accounts receivable, net of related reserves, was $155.9 million, compared to $180.0 million at March 31, 2009. The decrease in accounts receivable was the result of improved collections management and the resolution of issues encountered from the conversion to a new DeVry University financial aid processing system during July 2008 which had adversely impacted prior year accounts receivable.  These decreases were partially offset by accounts receivable, net of $3.0 million associated with the acquisition of DeVry Brasil and the impact on receivables from revenue growth as compared to the year-ago period.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At March 31, 2010, cash in the amount of $55.9 million was held in restricted bank accounts, compared to $22.2 million at March 31, 2009.  The primary reason for the increase of cash held in restricted bank accounts at March 31, 2010 as compared to the prior year is the timing of cash received at DeVry University for the March and May 2010 sessions and continued enrollment growth relative to the prior year.

Cash from Operations

Cash generated from operations in the first nine months of fiscal year 2010 was $481.3 million, compared to $287.9 million in the prior year period.  Cash flow from operations increased $79.5 million due to higher net income.  Greater cash flow was also a result of an increase in deferred tuition revenue and advanced tuition payments of $72.0 million driven by increased student enrollments and timing in the receipt of student payments prior to the start of the term.  In addition, due to resolution of financial aid disbursement issues in the year-ago period and continued improvements in collections management,  accounts receivable, net of related reserves,  decreased and resulted in a $44.8 million greater source of cash as compared to the year-ago period.  An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $12.7 million greater source of cash.  In addition, cash flow from operations increased by a $26.9 million from a greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses.  Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

During the first nine months of fiscal year 2010, DeVry’s investments in auction rate securities continued to remain illiquid, as discussed in Footnote 2 to the Consolidated Financial Statements.

As of March 31, 2010, the other-than-temporary impairment of approximately $4.4 million on DeVry’s auction rate securities was offset by the fair market value of the Rights of approximately $4.4 million.  DeVry will be permitted to put the auction rate securities back to UBS at par value, and DeVry has accounted for the Rights as a separate asset measured at its fair value.  DeVry will be required to assess the fair value of these two assets and record changes each period until the Rights are exercised and the auction rate securities are redeemed.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the Rights will approximate fair value movements in the related auction rate securities.  Although the Rights represent the right to sell the securities back to UBS at par, we are required to periodically assess the economic ability of UBS to meet that obligation in assessing the fair value of the Rights. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

Since management uses significant unobservable inputs in measuring the fair value of these auction rate securities and the related Rights, these investments are classified as Level 3 assets under the fair value hierarchy.  Accordingly, they are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use.  Significant unobservable inputs include collateralization of the respective underlying security; credit worthiness of the issuer and duration for holding the security.  With a March 31, 2010 balance of $59.5 million, the fair value of these Level 3 assets represented approximately 12% of all assets measured at fair value as of March 31, 2010.

While further auction failures will limit DeVry’s ability to liquidate these investments prior to June 30, 2010, DeVry believes that based on its current cash, cash equivalents and marketable securities balances of $442.2 million (exclusive of auction-rate securities) and its current borrowing capacity of approximately $159.5 million under its $175 million revolving credit facility (DeVry has the option to expand the revolving credit facility to $275 million), the current lack of liquidity in the auction-rate market will not have a material impact on its ability to fund its operations, nor will it interfere with external growth plans.  Also, as of March 31, 2010, DeVry has borrowed through its broker, UBS, $44.8 million using the auction rate securities portfolio as collateral.  Should DeVry need to liquidate such securities and auctions of these securities continue to fail, or UBS is unable to meet its obligations under the Rights, any impairment of the carrying value of these securities could cause DeVry to recognize a material charge to net income in future periods.

Cash Used in Investing Activities

Capital expenditures in the first nine months of fiscal year 2010 were $101.6 million compared to $50.7 million in the year-ago period.  The increase in capital expenditures was the result of a higher level of spending on Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain Crystal City, Virginia, and Chicago campuses; new location openings and capacity expansion at U.S. Education; and facility improvements at DeVry University.  In addition, capital expenditures were incurred in connection with the relocation of the DeVry Inc. home offices.  Management anticipates full year fiscal 2010 capital spending to be in the range of $130 to $140 million.

Cash Used in Financing Activities

During the first nine months of fiscal year 2010, DeVry had cumulative borrowings of $70 million and made cumulative repayments of $150 million under its existing revolving line of credit.  As of March 31, 2010, there were no outstanding borrowings under DeVry’s revolving credit facility.  DeVry repurchased a total of 420,384 shares of its stock, on the open market, for approximately $22.7 million during the first nine months of fiscal year 2010.  In November 2009, DeVry completed its second share repurchase program, the first having been completed in April 2008.   DeVry’s Board of Directors authorized a third stock buy-back program in November 2009, providing up to $50 million of share repurchases through December 31, 2011.  DeVry began repurchasing shares under the third program in January 2010, and as of March 31, 2010, the total remaining authorization under this repurchase program was $43.6 million.  The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during the first nine months of the current fiscal year were $12.8 million.  DeVry’s Board of Directors declared a dividend on November 11, 2009 of $0.10 per share to common stockholders of record as of December 11, 2009.  The total dividend of $7.1 million was paid on January 11, 2010.

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

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At March 31, 2010, there were no outstanding borrowings under DeVry’s revolving credit agreement.  DeVry’s letters of credit outstanding under the revolving credit facility were approximately $15.5 million as of March 31, 2010.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the third quarter of fiscal year 2010.  DeVry had no open derivative positions at March 31, 2010.

DeVry’s consolidated cash balances of $439.9 million at March 31, 2010, included approximately $196.6 million of cash attributable to international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of the its international operations, including Ross University and DeVry Brasil, and pursue future business opportunities outside the United States.  Therefore, cash held by DeVry’s international operations will not be available for domestic general corporate purposes on a long-term basis.

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

In January 2010, the FASB issued and revised authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy established by SFAS No. 157 (ASC 820). The guidance is effective for fiscal years that begin after December 15, 2010, and it should be used for quarterly and annual filings. DeVry management does not believe the application of this guidance will have a significant impact on its financial disclosures.

In February 2010, the FASB amended the authoritative guidance issued in ASC subtopic 855-10 regarding subsequent event update disclosures. The amendment removes the requirement for an SEC filer to include a date in its subsequent event update disclosure in the financial statements. This amendment is effective and was fully implemented beginning in DeVry’s fiscal 2010 third quarter.

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

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon DeVry’s total borrowings of $44.8 million at March 31, 2010, a 100 basis point increase in short-term interest rates would result in approximately $0.4 million of additional annual interest expense. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2010 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

Beginning in May 2008, the U.S. Department of Justice, Civil Division, working with the U.S. Attorney for the Northern District of Illinois, conducted an inquiry concerning DeVry’s compliance with Title IV regulations relating to recruiter compensation.  DeVry cooperated fully with the inquiry and on October 16, 2008, was advised by the U.S. Attorney for the Northern District of Illinois that the government had concluded its inquiry and had declined to intervene in a sealed qui tam case which had precipitated the inquiry.  The False Claims Act case, which was unsealed as a result of the government’s action, had been filed in September 2007 by a former DeVry employee, Jennifer S. Shultz, in the United States District Court for the Northern District of Illinois, Eastern Division on behalf of the government.  A first amended complaint was unsealed by a court order dated December 31, 2008.  The allegations in the first amended complaint relate to whether DeVry’s compensation plans for admission representatives violated the Higher Education Act and the Department of Education regulations prohibiting an institution participating in Title IV programs from providing to any person or entity engaged in any student recruitment or admissions activity any commission, bonus or other incentive payment based directly or indirectly on success in securing enrollments.  A number of similar lawsuits have been filed in recent years against educational institutions that receive Title IV funds.  On January 26, 2009, DeVry filed a motion to dismiss the first amended complaint entirely.  On March 4, 2009, the District Court granted DeVry’s motion to dismiss, entering judgment and dismissing the case with prejudice.  On March 16, 2009, Shultz appealed the dismissal to the Seventh Circuit Court of Appeals.  On June 23, 2009, a settlement in principle was reached between DeVry and Ms. Shultz in connection with a court-sponsored mediation process whereby DeVry would stand by its consistently-held position denying any wrong doing and pay $4.9 million to finally resolve the matter, and avoid the cost and distraction of a potentially protracted appeals process.  The settlement was conditioned upon obtaining approval of the Department of Justice and finalizing settlement terms that would release DeVry from other False Claims Act cases based upon the conduct covered by the settlement.  In February and early March 2010, all the conditions relating to the settlement were satisfied, payment was made and the appeal was dismissed with prejudice, thereby bringing the matter to a final conclusion.

The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs1
January 2010	2,500	$61.27	2,500	$49,846,816
February 2010	50,100	$61.12	50,100	46,784,513
March 2010	47,900	$65.82	47,900	43,631,594
Total	100,500	$63.37	100,500	$43,631,594

1On November 11, 2009, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2011.  The total remaining authorization under the share repurchase program was $43,631,594 as of March 31, 2010.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased2	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	3,607	$61.28	N/A	N/A
February 2010	1,048	$61.02	N/A	N/A
March 2010	--	$--	N/A	N/A
Total	4,655	$61.22	N/A	N/A

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

DeVry Inc.

Date: May 6, 2010	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: May 6, 2010	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer