Form 10-K
period 2010-06-30
DEVRY INC
filed 2010-08-25
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 1-13988
DeVry Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3150143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3005 HIGHLAND PARKWAY
DOWNERS GROVE, ILLINOIS	60515
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number; including area code:
(630) 515-7700
Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:

Common Stock $0.01 Par Value	NYSE, CSE
Common Stock Purchase Rights	NYSE
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) , and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter. Shares of common stock held directly or controlled by each director and executive officer have been excluded.
     December 31, 2009 — $3,965,876,075

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     August 17, 2010 — 70,738,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 10, 2010, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2010

FORWARD-LOOKING STATEMENTS
     Certain statements contained in this annual report on Form 10-K, including those that affect DeVry’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described more fully in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.” The forward looking statements should be considered in the context of the risk factors listed above and discussed elsewhere in this Form 10-K.
ITEM 1. BUSINESS
OVERVIEW OF DEVRY INC.
     DeVry Inc. (“DeVry”) is a global provider of educational services and the parent organization of Advanced Academics, Becker Professional Education, Carrington College and Carrington College California, Chamberlain College of Nursing, DeVry Brasil, DeVry University, and Ross University. These institutions offer a wide array of programs in business, healthcare and technology and serve students in middle school through postsecondary education as well as accounting and finance professionals. DeVry’s purpose is to empower its students to achieve their educational and career goals.
     DeVry Inc. is incorporated under the laws of the State of Delaware. DeVry’s executive offices are located at 3005 Highland Parkway, Downers Grove, Illinois, 60515, and the telephone number is (630) 515-7700. “DeVry” refers to DeVry Inc. alone or with its wholly owned subsidiaries, as the context requires. When this report uses the words “we” or “our,” it refers to DeVry and its subsidiaries unless the context otherwise requires.
     Vision and Strategy
     DeVry’s vision is to become a leading global provider of career-oriented educational services. DeVry will create value for society and all of its stakeholders by offering superior, responsive educational programs that are supported by exceptional services to its students, and delivered with integrity and accountability. In achieving this vision, DeVry is proud to play a vital role in expanding access to higher education along with other schools in the public and private sectors.
     To attain this vision, DeVry will achieve superior student outcomes by providing high quality education and student services, continue to grow into new program areas, levels and geographies; and build high-quality brands and infrastructure to compete in an increasingly competitive market.
     DeVry’s Educational Institutions
     DeVry University, founded by Dr. Herman DeVry in 1931, provides high-quality, career-oriented associate, bachelor’s and master’s degree programs in technology; science; business and the arts. DeVry University is one of the largest private, degree-granting, regionally accredited, higher education systems in North America. Undergraduate and graduate degree programs are offered in the United States, Canada and online. Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management. DeVry University comprises DeVry’s Business, Technology and Management segment.
     Ross University, which was founded in 1978, is one of the world’s largest providers of medical and veterinary medical education. Ross University comprises Ross University School of Medicine, located in the Caribbean country of Dominica with a location in Freeport, Grand Bahama, and Ross University School of Veterinary Medicine, located in St. Kitts. DeVry acquired Ross University in May 2003.
     Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry in March 2005. Chamberlain offers associate, bachelor’s, master’s and degree completion programs in nursing at its seven campuses in the United States and online.
     Carrington Colleges Group, Inc., (“Carrington”) comprised of Carrington College, formerly Apollo College founded in 1976, and Carrington College California, formerly Western Career College founded in 1967, prepare students for careers in healthcare through certificate, associate and bachelor’s degree programs. DeVry acquired the parent organization of these schools in September 2008. Ross University, Chamberlain and Carrington comprise DeVry’s Medical and Healthcare segment.
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
     Advanced Academics, founded in 2000, partners with schools and districts throughout the United States to deliver customizable online learning solutions for middle and high school education. DeVry acquired Advanced Academics in October 2007.
     DeVry Brasil, based in Fortaleza, Ceará, Brazil, is comprised of three colleges: Fanor, Ruy Barbosa and ÁREA1. These institutions operate five campus locations in the cities of Salvador and Fortaleza, and offer undergraduate and graduate programs focused in business management, law and engineering. DeVry acquired a majority ownership in these schools on April 1, 2009. With Advanced Academics, DeVry Brasil comprises DeVry’s Other Educational Services segment.
     Student enrollments in DeVry’s U.S. degree granting programs, including DeVry University, Ross University and Chamberlain College of Nursing, follow. Student enrollments in Carrington’s degree and certificate granting programs are included beginning with fall 2008.

	Percent of Enrollment by Degree				Percent of Enrollment by Program
	Fall	Fall	Fall		Fall	Fall	Fall
	2007	2008	2009		2007	2008	2009
Doctoral	6.8%	5.1%	5.4%	Technology	30.8%	26.1%	27.2%
Master’s	21.3%	17.2%	16.5%	Business	57.1%	46.7%	43.0%
Bachelor’s	61.4%	52.0%	51.1%	Medical and Health	12.1%	27.2%	29.3%
Associate	10.5%	14.6%	16.0%	Other	0.0%	0.0%	0.5%
Certificate	0.0%	11.1%	11.0%
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
     DeVry University’s academic structure is organized within five distinguished colleges.
•	The College of Business & Management, which includes Keller Graduate School of Management

•	The College of Engineering & Information Sciences

•	The College of Liberal Arts & Sciences

•	The College of Media Arts & Technology

•	The College of Health Sciences

     The structure provides flexibility for future curricula and reflects an organization that is more familiar to students. Degree programs are offered in the following areas. Unless otherwise noted, all degree programs are also available online.

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology
Graduate Programs	Associate Degree Programs	Associate Degree Program
Educational Technology, Master’s Degree**	Electroneurodiagnostic Technology*	Web Graphic Design
Educational Management, Graduate Certificate	Health Information Technology	Bachelor’s Degree Programs
	Bachelor’s Degree Program	Multimedia Design & Development
	Clinical Laboratory Science*	with specializations in:
Graphic & Multimedia Design
Graphics & Multimedia Management
Web Design & Development
Web Game Programming

Keller Graduate School of
Management (included within
	The College of Business and	College of Engineering
College of Business and Management	Management)	& Information Sciences
Associate Degree Program	Master’s Degree Programs	Associate Degree Programs
Accounting	Accounting & Financial	Electronics & Computer Technology
Bachelor’s Degree Programs	Management	Network Systems Administration
Business Administration	Human Resource Management	Bachelor’s Degree Programs
Management	Project Management	Biomedical Engineering Technology*
Technical Management	Public Administration	Computer Engineering Technology
Specializations for the bachelor’s degree programs:	Information systems Management	Computer Information Systems with specializations in:
Accounting	Network and Communications	Business Management
Business Information Systems	Management	Computer Forensics
Criminal Justice	Business Administration (MBA)	Database Management
Finance	with concentrations in:	Enterprise Computing
General Management	Accounting	Flex Option
Health Information Management	E-Commerce Management	Health Information Systems
Health Services Management	Finance	Information Systems Security
Hospitality Management	General Management	Systems Analysis & Integration
Human Resource Management	Health Services	Web Development &
Operations Management	Hospitality Management	Administration
Project Management	Human Resources	Web Game Programming
Sales & Marketing	Information Security	Electronics Engineering Technology
Security Management	Information Systems	Game & Simulation Programming
Small Business Management	Management	Network & Communications
& Entrepreneurship	International Business	Management
Technical Communication	Marketing	Master’s Programs
	Network & Communications	Electrical Engineering**
	Management	Information Systems Management
	Project Management	Network & Communications
	Public Security	Management
Security Management
Graduate Certificates
Accounting
Business Administration
Educational Management
E-Commerce Management
Entrepreneurship
Financial Analysis
Health Services Management
Human Resource Management
Information Security
Information Systems
Management
Network & Communications
Management
Project Management
Wireless Communications

*	Not available online

**	Only available online

     Students access these degree and certificate programs through a North American system of 95 locations as of June 30, 2010, as well as through DeVry University’s online delivery platform.
     DeVry University reviews and revises its curricula on a regular basis for relevance to both students and employers. In addition, new programs and degrees are regularly evaluated to improve DeVry University’s educational offerings and respond to competitive changes in the employment market.
     Some of the more significant developments over the past two years are summarized below.
•
In March 2009, DeVry University launched three undergraduate tracks in Computer Information Systems – Health Information Sciences, Web Game Programming and Enterprise Computing. Enterprise Computing was launched jointly by IBM and DeVry University as a member of the IBM Academic Initiative program. The IBM Academic Initiative is part of IBM’s commitment to work with leading universities to grow opportunities for enterprise systems developers and programmers.

•
In July 2009, DeVry University began offering a bachelor of science degree in Multimedia Design & Development within its College of Media Arts & Technology. This degree program will prepare students for careers in the areas of multimedia design, web game development, interactive web site development and multimedia management.

•
In response to the growing demand for business education, in October 2009, DeVry University introduced a Bachelor of Science in Management (BSM) degree completion program. The new BSM degree completion program is focused on developing strong general management skills that graduates can apply to a broad array of supervisory roles in a variety of different fields and industries.

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
     Keller’s Master of Accounting and Financial Management program offers students a choice of three professional certification exam-preparation emphases: Certified Public Accountant, Certified Fraud Examiner, or Chartered Financial Analyst. The Certified Public Accountant and Chartered Financial Analyst concentrations were developed in conjunction with Becker Professional Education. Keller’s Master of Project Management program abides by the operational and educational criteria established by the Project Management Institute (“PMI”) and has earned the highest level of accreditation and the elite designation of Global Accreditation Center (GAC). Coursework within Keller’s Master of Human Resource Management program is in alignment with the HR Curriculum Guidelines and Templates established by the Society for Human Resource Management. The Master of Public Administration program offers students a choice of three tracks: government management, nonprofit management, and health management.

  Academic Calendar
     DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of three academic periods of 16 weeks, each comprising two eight-week sessions.
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
     The majority of DeVry University’s online students are adults attracted by the quality, inherent flexibility and convenience of the program delivery format. We also have many students who “mix and match” onsite and online courses to best meet their individual needs and schedules.
     DeVry University offers nearly all of its undergraduate and graduate degree programs online. All of the Keller master’s degree programs are offered online.
     In addition to our online degree programs, many undergraduate and graduate courses are taught using an integrated learning system, or “blended learning model,” that incorporates both onsite and instructor-guided online activities.
  Enrollment Trends
     Total undergraduate enrollment in summer 2010 reached a record high of 68,290 students, an increase of 22.0% compared to 55,979 in the previous summer. There were 21,165 coursetakers for the July 2010 session in DeVry University’s graduate programs, including its Keller Graduate School of Management, representing an increase of 17.6% over the prior year. Coursetaker enrollment in DeVry University online program offerings in summer 2010 was 70,088, an increase of 24.4% over the prior year. The term coursetaker refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
     The following table provides historical enrollment data for DeVry University’s undergraduate programs including both onsite and online students.

	Undergraduate New Students
Fiscal	Enrollment			% Change Over Prior Year
Year	Summer	Fall	Spring	Summer	Fall	Spring
2011	20,935	—	—	9.9%	—	—
2010	19,057	18,878	17,715	14.8%	19.4%	24.0%
2009	16,595	15,811	14,288	19.3%	19.7%	15.1%
2008	13,906	13,204	12,410	9.7%	10.7%	12.1%
2007	12,671	11,930	11,075	12.2%	11.9%	6.9%

	Undergraduate Total Students
Fiscal	Enrollment			% Change Over Prior Year
Year	Summer	Fall	Spring	Summer	Fall	Spring
2011	68,290	—	—	22.0%	—	—
2010	55,979	64,003	66,909	21.9%	22.7%	25.6%
2009	45,907	52,146	53,259	12.6%	16.9%	18.8%
2008	40,774	44,594	44,814	9.8%	10.3%	10.3%
2007	37,132	40,434	40,637	2.5%	4.9%	5.5%

     The following table provides historical coursetaker enrollment for DeVry University’s graduate programs including its Keller Graduate School of Management.

	Graduate Coursetakers
Fiscal Year	July	September	November	January	March	May
2011	21,165	—	—	—	—	—
2010	17,991	20,496	20,734	22,679	22,343	22,103
2009	16,017	17,799	17,803	19,475	19,357	18,822
2008	14,023	15,857	15,657	17,377	17,005	16,537
2007	12,617	14,069	13,920	15,278	14,756	14,290

	% Change Over Prior Year
Fiscal Year	July	September	November	January	March	May
2011	17.6%	—	—	—	—	—
2010	12.3%	15.2%	16.5%	16.5%	15.4%	17.4%
2009	14.2%	12.2%	13.7%	12.1%	13.8%	13.8%
2008	11.1%	12.7%	12.5%	13.7%	15.2%	15.7%
2007	10.3%	10.5%	8.9%	10.9%	5.2%	8.7%
     The following table provides historical enrollment for DeVry University’s undergraduate and graduate online coursetakers.

	Online Coursetakers*
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2011	70,088	—	—	24.4%	—	—
2010	56,321	63,264	67,744	26.6%	22.5%	21.5%
2009	44,503	51,628	55,745	23.6%	25.5%	27.0%
2008	36,001	41,128	43,889	26.0%	27.1%	25.0%
2007	28,580	32,369	35,111	35.7%	32.9%	22.5%

*	Online coursetakers are included in the new and total undergraduate and graduate student counts.
  Population trends
     The total postsecondary student population can be thought of as two categories of students: career-launchers, who are primarily traditional college-age students; and career-enhancers, who are primarily working adults.
     According to the U.S. Department of Education, between 1998 and 2008, the latest period for which data is available, enrollment in degree-granting institutions increased by 32%, from 14.5 million to 19.1 million. Much of the enrollment growth was in full-time enrollment; the number of full-time students rose 37%, while the number of part-time students grew 24%. Enrollment increases may be affected both by population growth and by rising rates of individuals inspired to attend college. Between 1998 and 2008, the number of 18- to 24-year olds increased from 26.1 million to 29.8 million, and the percentage of 18- to 24-year olds enrolled in college rose from 37% in 1998 to 40% in 2008.
     The number of young students has been growing more rapidly than the number of older students, but this pattern is expected to change. The U.S. Department of Education estimates that between 1995 and 2007 enrollment of students under age 25 increased by 38%. Enrollment of persons 25 and older rose by 14% during the same period. From 2007 to 2018, the National Center for Education Statistics (“NCES”) projects a rise of 9% in enrollments of persons under 25, and a rise of 20% in enrollments of persons 25 and older. Many external forces have combined to inspire older students to attend college today: the development of the knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and a growing recognition of the importance of lifelong learning.

     The NCES estimates that in 2009 approximately 38.2% of all college students were at least 25 years old. DeVry University believes that more than half of our undergraduate students are at least 25 years old. Projections indicate that the percentage of this age group attending college will remain constant at approximately 40% until 2018. The Bureau of Labor Statistics projects that through 2010, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow nearly twice as fast as those not requiring such education.
     Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Census Bureau, in 2008, the average income of U.S. employees with a bachelor’s degree was approximately $50,544 which was nearly 56.4% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.
     DeVry University’s student body is diverse and many come from lower income families, or are the first in their family to attend college. Some DeVry University campuses rank near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined.
     Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2007	Fall 2008	Fall 2009
Undergraduate	76.6%	77.2%	77.9%
Graduate	23.4%	22.8%	22.1%

Age	Fall 2007	Fall 2008	Fall 2009
24 and Under	33.3%	31.1%	27.8%
25 - 39	51.3%	52.4%	53.3%
40 and Over	15.3%	16.4%	18.9%
Unknown	0.1%	0.1%	0.0%

Gender	Fall 2007	Fall 2008	Fall 2009
Male	56.3%	54.7%	53.9%
Female	43.7%	45.3%	46.1%

Ethnicity	Fall 2007	Fall 2008	Fall 2009
White, non-Hispanic	42.9%	44.5%	39.9%
Black, non-Hispanic	29.1%	30.7%	28.5%
Hispanic	13.2%	13.5%	14.4%
Asian / Pacific Islander	6.6%	6.6%	5.3%
American Indian / Alaska Native	0.8%	0.8%	0.7%
Non-resident Alien	1.7%	1.5%	1.2%
Unknown	5.7%	2.4%	9.3%
MEDICAL AND HEALTHCARE
     DeVry’s Medical and Healthcare segment includes Ross University, Chamberlain College of Nursing and Carrington. Under the leadership of the president of DeVry’s Medical and Healthcare Group, a small management team works with each of the three schools in this segment.
  Ross University
     Ross University operates two schools: Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree, and Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree. Together, the two Ross schools had 4,542 students enrolled in the May 2010 semester. Over 7,000 graduates have received Ross M.D. degrees since 1978; these individuals are practicing in all 50 states. More than 2,400 graduates have received Ross D.V.M. degrees.
     Ross medical students complete a four-semester (approximately 16 months) Foundations of Medicine curriculum in modern classrooms and laboratories at a campus located in Dominica and at a newly opened clinical facility in Freeport, Grand Bahama. The four semesters are followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at the Dominica campus, the Ross clinical location in Miami or at an affiliated hospital facility in Saginaw, Michigan. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of the 10-semester program by participating in clinical rotations under Ross University direction, and conducted at nearly 70 affiliated teaching hospitals in the United States.
     An element of the growth strategy at Ross University School of Medicine was the development of a clinical education center in Freeport, Grand Bahama, located 52 miles from Fort Lauderdale. In January 2009, Ross University School of Medicine began teaching courses at this site. The clinical site was expected to mitigate capacity constraints at the main campus in Dominica. However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the review process in California and caution on the part of existing students considering Freeport. Four states, including California, require notification for licensing of clinical studies in their states. Ross notified all such states regarding the Freeport location, however, California later concluded that the Freeport center would be subject to a more extensive evaluation process. Management hopes to have a resolution to the Freeport matters in the coming months. Currently Ross is not teaching students at its Freeport location. These near-term challenges resulted in lower new student enrollment in the May 2010 semester and will mean a lower new student enrollment for at least the September 2010 semester. Management remains confident in Ross’ long-term opportunities for growth and is executing revised plans to add capacity in Dominica.
     Ross’ educational program is comparable to the educational programs offered at U.S. medical schools. However, Ross’ program consists of three academic semesters per year — beginning in May, September, and January — which allows the students to complete their basic science and clinical curriculum in less time than they would at a U.S. medical school. The program prepares students for general medical practice and provides the foundation for postgraduate specialty training primarily in the United States.
     Ross veterinary students complete a seven-semester pre-clinical curriculum in a large modern facility in St. Kitts. This program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction at one of 21 affiliated U.S. Colleges of Veterinary Medicine. At both the Medical and Veterinary schools, students are introduced to clinical experiences and clinical skills earlier in their respective curriculums.
     The following table provides historical enrollment data for Ross University, including both medical and veterinary school students.

	Ross University New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2010	666	699	340	9.5%	14.4%	(39.5%)
2009	608	611	562	6.3%	10.9%	16.8%
2008	572	551	481	(8.9%)	11.1%	15.6%
2007	628	496	416	9.2%	28.2%	(5.2%)

	Ross University Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2010	4,601	4,669	4,542	9.1%	8.0%	2.1%
2009	4,219	4,323	4,448	8.8%	7.8%	9.4%
2008	3,876	4,011	4,064	4.1%	7.0%	7.9%
2007	3,724	3,747	3,767	15.4%	14.8%	9.9%
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
  Chamberlain College of Nursing
     DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing more than a century ago, Chamberlain offers programs in nursing education leading to one of three degrees: Associate of Science in Nursing (“ASN”), Bachelor of Science in Nursing (“BSN”), or Master of Science in Nursing (offered only online). These programs are offered at seven campuses and/or online. In July 2010, Chamberlain began offering programs in Chicago, Illinois and Arlington, Virginia; both of these campuses are co-located with DeVry University locations. Chamberlain had 7,108 students enrolled in the July 2010 semester.
     Chamberlain’s BSN program is a traditional on-campus baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four year BSN programs where students take the summer off. Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s “fast track” RN to BSN completion program in as few as three semesters. The ASN program is a six-semester year round program offered onsite or online only from the Columbus, Ohio location. In addition, Licensed Practical Nurses (“LPNs”) receive up to 10 hours of credit for their previous work and can complete an ASN degree through either the onsite or online programs in Ohio. General education courses are taught through DeVry University.
     Chamberlain’s degree programs provide nursing skill training and general education. Pre-licensure students complete clinical training at hospitals or other healthcare facilities. Chamberlain has developed numerous partnerships with hospitals and other healthcare facilities for this purpose. In addition, Chamberlain provides robust, hands-on instruction utilizing high-fidelity human simulators and medical scenarios enacted in a simulated hospital environment.
     The online master’s degree program offers two specialty tracks: nurse educator and nurse executive. The program is 72 credit hours and is designed to take approximately two years of part-time study. Management courses are taught through Keller Graduate School of Management.
     The following table provides historical enrollment data for Chamberlain, including both onsite and online students.

	Chamberlain College of Nursing New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2011	2,416	—	—	55.1%	—	—
2010	1,558	2,100	2,168	51.9%	55.3%	75.4%
2009	1,026	1,352	1,236	181.9%	112.9%	72.4%

	Chamberlain College of Nursing Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2011	7,108	—	—	65.2%	—	—
2010	4,302	5,617	6,691	77.8%	67.2%	72.2%
2009	2,419	3,360	3,885	122.1%	126.3%	113.5%
     Ninety percent of Chamberlain students are female. Students in the on-campus BSN program tend to be younger, yet most enter Chamberlain with previous college credits. Those in the ASN program tend to be non-traditional adult students who are changing careers.
  Carrington
     Carrington, formerly U.S. Education Corporation, was acquired by DeVry in September 2008. Carrington is the parent organization of Carrington College (formerly Apollo College and founded in 1976) and Carrington College California (formerly Western Career College and founded in 1967). The parent organization is headquartered in Mission Viejo, California. Carrington prepares students for careers in healthcare through certificate and associate degree programs. The two colleges operate 18 campuses in the western United States and offer selected programs online. Currently, Carrington serves more than 11,000 students.

     Carrington College and Carrington College California currently offer career specific certificate or associate degree programs through campus based courses in the following areas:

Medical	Health & Fitness/Massage
Diagnostic Medical Sonography	Fitness Training
Health Care Administration	Massage Therapy
Medical Assisting	Physical Therapy Technology(1)
Medical Billing and Coding	Physical Therapist Assistant(1)
Medical Laboratory Technology(1)	Veterinary
Medical Office Management(1)	Veterinary Assisting(1)
Medical Radiography(1)	Veterinary Technology(2)
Respiratory Care	Pharmacy
Surgical Technology(2)	Pharmacy Technology
Nursing	Criminal Justice
Practical Nursing(1)	Criminal Justice(2)
Registered Nursing	Graphics
Vocational Nursing(2)	Graphics Design(2)
Dental	Architectural Design Drafting(2)
Dental Assisting
Dental Hygiene

(1)	Offered only at Carrington College

(2)	Offered only at Carrington College California
     Carrington utilizes DeVry’s Online Services technology platform, further leveraging DeVry’s high quality systems to improve efficiency while maintaining institutional academic oversight.
     In July 2009, Carrington College began offering online bachelor’s degree completion programs. Currently, Carrington College offers online bachelor’s degree programs in Health Care Management and Respiratory Care. Carrington College California offers online Programs in Accounting, Business, Criminal Justice, General Studies, Graphic Design, Health Care Administration, Health Information Technology, and Sales and Marketing.
     The following table provides historical enrollment data for Carrington students.

	Carrington New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2011	4,291	—	—	(2.7%)	—	—
2010	4,411	5,688	4,218	15.4%	21.5%	(2.4%)
2009	3,821	4,681	4,323	16.7%	17.6%	26.8%

	Carrington Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2011	11,234	—	—	5.5%	—	—
2010	10,644	11,695	12,009	17.9%	14.8%	9.9%
2009	9,028	10,186	10,928	15.9%	19.4%	21.8%
PROFESSIONAL EDUCATION
     Becker Professional Education is a global leader in professional education and training, serving the accounting, finance and project management professions. In July 2009, the organization adopted a master brand strategy and unified all products and services under one brand, Becker Professional Education. This change leverages the strength of the Becker brand, emphasizes its portfolio of products and services, and reflects the commitment to career long learning. The Stalla Review for the CFA® Exams brand is being transitioned to Becker Professional Education.

     Becker Professional Education’s primary product lines are review courses preparing students to take the Certified Public Accountant, Chartered Financial Analyst and Project Management Professional certification examinations as well as continuing professional education and training programs. Through its CPA and CFA review courses, Becker served more than 50,000 students in fiscal year 2010. Becker CPA Review is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years. In calendar year 2008 (the latest period for which data is available) nine of the top 10 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. For 2007, all 10 of the Elijah Watt Sells Award winners prepared with Becker.
     In 2001, DeVry acquired Stalla Seminars, a leading provider of CFA review courses and materials. With more than three decades of experience helping candidates prepare for their CFA exams, Stalla by Becker Professional Education offers live, online and self study CFA review programs in the United States and in major financial centers around the world. Stalla has become a leader in course-centric, comprehensive CFA exam preparation with more live class locations than any other provider. Through its classes, resources and expanding partnerships with firms, local CFA societies, universities, and other global affiliates, Stalla serves thousands of candidates every year worldwide.
     To better meet the demands of today’s busy professionals, Becker Professional Education’s classes are offered in three flexible formats: live, self-study and online. The self-study and online products are interactive, and offer the same instructor-led lectures and materials available in the live classroom courses. The online course also provides each student an online instructor who offers individualized guidance and assistance as needed. For the first six months of fiscal year 2010, all three formats experienced a decline in orders when compared to the first six months of the prior fiscal year. However, orders for all three formats experienced growth in the second six months of fiscal year 2010, large enough to overcome the decline experienced during the first half of the year.
     Based on published exam pass rate statistics supplied by the American Institute of Certified Public Accountants (“AICPA”), Becker CPA Review students pass at twice the rate of all CPA exam candidates who did not take a Becker review course. Becker CPA exam review course students represent about one-half of all students passing the CPA exam. At the mandate of the CFA Institute, the professional association that administers the CFA exam, Stalla by Becker Professional Education and other CFA preparation providers are prohibited from publicly disclosing pass rate performance.
     Becker Professional Education also offers educational and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development.
  Enrollment trends
  CPA Exam Review
     The Uniform CPA Examination (“CPA exam”) is prepared and administered by the AICPA. The CPA exam is offered only in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice. Despite the turbulent economic times and a decrease in hiring at the large public accounting firms, the demand for CPAs remains relatively strong and the number of exam candidates has increased during the past several years.
Review for the CFA® Exam
     The CFA program is a graduate-level curriculum and examination program intended to expand a candidate’s working knowledge and skills relating to the investment decision-making process. The curriculum is divided into three successive “levels,” each of which concludes with an examination. The CFA designation is often referred to in practice as the “gold standard” for investment professionals, serving as a standard for measuring practitioner-oriented competence and integrity in areas including corporate finance, portfolio management, securities analysis, wealth management, and ethical and professional standards. Stalla by Becker Professional Education’s approach to CFA exam preparation combines expert, comprehensive instruction, an integrated suite of learning tools continuous guidance and academic support in a program personalized to fit candidates’ unique learning styles and scheduling requirements.
     Becker Professional Education began offering a CFA review course for the Level I examination in 2000. The 2001 acquisition of Stalla Seminars (predecessor of Stalla Review for the CFA® Exam) enhanced that program and added review courses for the respective Level II and Level III examinations. Stalla by Becker Professional Education also offers stand alone CFA exam study materials and seminars, and its course offerings are also available in flexible online and self study formats.

     Nearly 141,000 candidates from 160 countries enrolled for the June 2010 CFA exams, bringing total enrollments for the two CFA exam cycles in fiscal year 2010 to over 202,000 — matching 2009 enrollments. As an indicator of just how “global” the CFA program has become, of the total enrollments for fiscal year 2010, 65% of candidates resided outside of North America, with the majority of international candidates coming from Asia-Pacific, India, Europe and the Middle East. While strong overall enrollment growth continues, new Level I enrollments in North America have declined in light of the recent economic and financial sector turmoil.
OTHER EDUCATIONAL SERVICES
     Advanced Academics
     Advanced Academics Inc. (“AAI”) is a leading provider of high-quality online education to middle and high school students. Headquartered in Oklahoma City, Oklahoma, AAI was founded in 2000 and acquired by DeVry on October 31, 2007.
     The mission of AAI is to help students graduate and succeed. AAI partners with schools and districts throughout the United States to deliver customizable online learning solutions that include Web-based curriculum, highly qualified teachers, a twenty-four hour/seven day per week support environment, and a proprietary technology platform specifically designed for grades 6 to 12. AAI’s strategy is not to replace or complete with schools, but to enable schools to serve more students.
     AAI also operates virtual high schools in six states. Since its inception, AAI has delivered online learning programs to more than 60,000 students in more than 300 school districts.
DeVry Brasil
     DeVry Brasil is a leading provider of private postsecondary education in northeastern Brazil. Founded in 2001 and based in Fortaleza, Ceará, Brazil, DeVry Brasil is the parent organization of Faculdades Nordeste (Fanor), Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1. These three institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 11,000 students through 28 undergraduate programs focused in business management, law and engineering.
     DeVry completed its acquisition of a majority stake in DeVry Brasil on April 1, 2009, which further diversified DeVry’s curricula and expanded DeVry’s international presence.
COMPETITION
  DeVry University
     The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. According to the NCES, there were approximately 6,550 Title IV of the Higher Education Act (“Title IV”) eligible postsecondary institutions in the United States as of the 2007-08 academic year, including approximately 2,730 private, for-profit (“private-sector”) schools; approximately 2,000 public schools ( e.g. state institutions and community colleges); and approximately 1,820 private, not-for-profit (“independent”) schools. According to the NCES, in 2008 approximately 18.7 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV.
     In every market in which DeVry University operates, there are numerous state institutions, community colleges, and independent universities. In particular, there is growing competitive pressure from community colleges, traditional universities, and technical colleges that offer industry-specific certification programs, particularly in the computer information field. In addition, there is growing competition from online programs (by private-sector, publicly-funded and privately-funded institutions) and site-based private-sector school programs.
     Tuition at independent institutions is, on average, higher than the tuition at DeVry University. Publicly-supported colleges may offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to private-sector schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community college enrollments have grown significantly in recent years and these institutions may be viewed as competitors, they also provide DeVry University an opportunity: it has a number of articulation and transfer agreements in place with community colleges that make it easier for their graduates to continue their education to earn a bachelor’s degree at DeVry University.
     For more information on DeVry University tuition, please read the section entitled “Tuition and Fees.”

  Geography and Consistency
     DeVry University campuses and centers are located in 26 states, with multiple locations within many of the states, as well as one location in Canada. As such, DeVry University offers a North American system of educational offerings to adults who may be transferred or choose to move from one part of the country to another. In addition, we offer all our graduate programs and nearly all undergraduate programs through DeVry University’s online delivery, making these programs available to all qualified students in all 50 states and internationally without regard to their location or daily schedule. In most markets where it operates, DeVry University offers a broader range of elective course options than its competitors.
     To ensure that students can readily transfer from one DeVry University location to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory requirements).
  Undergraduate Programs
     DeVry University’s competitive strengths in the market for undergraduate programs include:
•	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;

•	Faculty with relevant industry experience;

•	Well-developed and professionally-staffed undergraduate career service programs;

•	National name recognition and market presence;

•	Regional accreditation;

•	Modern facilities and well-equipped laboratories;

•	Flexibility and convenience with classes offered at 95 locations and online;

•	Evening, weekend, and online class schedules;

•	Year-round academic schedules that permit more flexible attendance and earlier graduation;

•
Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions: and

•	Small class sizes.
     In recent years, DeVry has increased its competitiveness by enhancing several of the undergraduate programs, expanding DeVry University online offerings, and adding DeVry University centers. As a result, we offer more locations, and more flexible class schedules and learning formats, than most other educational institutions. Undergraduate classes at DeVry University campuses generally are offered in morning, afternoon and evening sessions, which help students maintain part-time or full-time jobs. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of predominantly working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.
  Graduate Programs
     DeVry University’s competitive strengths in the market for graduate programs include:
•	A practitioner approach to education that stresses skills and strategies that employers value;

•	Excellence in teaching by a faculty of practicing professionals;

•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;

•	Convenience of nearly 90 onsite teaching locations in major metropolitan areas nationwide and online; and

•
Flexible schedules with six sessions each year that enable new students to start their program any time of the year and continuing students to take a session off, if necessary, to accommodate their schedules.

     Graduate programs, both onsite and online, are offered in six, eight-week sessions each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday, for the convenience of students with heavy travel, work schedules or other demands on their time.
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
     For 2009-10, it is estimated that applications to U.S. medical and veterinary medical schools aggregated over 42,200 and 6,200, respectively. From each of these separate applicant pools, approximately 46% were accepted. An additional estimated 5,200 students were accepted to U.S. osteopathic medical schools. Acceptance levels have remained largely unchanged for more than two decades, but have recently started to increase with the authorization or opening of several new allopathic and osteopathic schools.
     Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for Ross University. Based upon the number of Medical College Admission Test (“MCAT”) takers, which increased to approximately 79,200 in 2009 (up from approximately 75,800 in 2008), management believes the potential market for medical school students is much larger than the denied applicant pool alone.
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
     Compared to its private sector competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, federal financial aid eligibility for its students, and its historically large network of diverse geographical opportunities for clinical rotations.
     In the last year for which there is published data (September 2008), more Ross University School of Medicine graduates obtained first year residency positions at U.S. teaching hospitals than graduates from any other medical school in the world, including those schools in the United States. Those residency appointments have been in virtually every medical specialty and subspecialty.
  Chamberlain College of Nursing
     Nursing constitutes the largest occupation in healthcare in the United States, with more than 3.7 million licensed nurses in 2008. Nurses represent the largest occupation of all health care workers in the United States and provide 85 percent of the health care delivery. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 22 percent from 2008 to 2018, much faster than the average employment growth rate for all other occupations.
     Despite the ongoing and increasing need for nurses, demand has not yet produced a sufficient increase in educational capacity. It is estimated by the National League for Nursing that over 99,000 qualified applicants were turned away from U.S. nursing schools in 2008 because of lack of capacity.
     Nationally, Chamberlain competes in the nursing education market which has more than 800 programs leading to RN licensure. These include both four-year educational institutions and two-year community colleges. However, Chamberlain has an advantage over many of its competitors because it offers a three-year, year-round BSN program and the opportunity to take classes both onsite and online.
  Carrington
     The career college segment of the postsecondary education market is also highly fragmented and competitive; no single institution has a significant market share. Most students will not relocate or travel long distances to attend a career college, so competition is primarily at the local level. Competitors range from large public community colleges to professionally operated multi-campus institutions to single campus family owned institutions. In general, community colleges offer the lowest tuition prices and have the largest enrollments.
     A prospective career college student in most markets will have a choice of institutions offering similar programs. Carrington competes successfully by focusing primarily on healthcare and nursing programs. Both institutions are well known in their local markets for offering:
•	A wide range of healthcare program offerings;

•	Attractive and conveniently located facilities;

•	Learning methodologies that blend didactic instruction with experiential laboratory exercises;

•	Faculty that have relevant work experience;

•	Relatively small class sizes;

•	High levels of service to students; and

•	Accelerated programs with a choice of class schedules.
     Professional Education
     Becker Professional Education competes with other methods of CPA and CFA exam preparation, including self-study resources from the CFA Institute, courses sponsored by affiliated CFA societies, courses offered by colleges and universities, and courses offered by other private training companies. Becker typically charges more for exam preparation than colleges and private competitors. In fiscal year 2010, Becker launched a zero percent financing program designed to make its CPA review more affordable to recent college graduates.
     With its 50-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker Professional Education differentiates itself from competitors by providing:
•	Extensive and constantly updated review and practice test materials;

•	Experienced, well qualified instructors for each of the areas of specialty included in the exam;

•	Courses available in several formats, including live class, self study, and online sessions, to meet candidate needs for flexibility and control; and

•	Practice simulations and software functionality, similar to those used in the actual exam
     Beginning in calendar year 2011, the CPA exam will undergo the most significant content and functional change since the exam became computer based in 2004. Aware of the changes, Becker Professional Education has invested significantly in course development to ensure that the quality of its product remains world class.
     Becker’s live, self study and online courses provide a wider range of study alternatives than other course providers. Becker students have a high success rate on the exam, passing at double the rate of non-Becker students. Some Becker students enroll after taking other review courses or studying independently without success.
     Stalla by Becker Professional Education differentiates itself from competitors by employing an expert-led, comprehensive approach to preparation focused on helping candidates master and apply CFA curriculum topics and pass their exams. Other advantages over competing programs include:
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
     CPA and CFA exam candidates can take advantage of the Becker Professional Education review course content and methodology in conjunction with their DeVry University MBA or Master of Accounting and Financial Management programs, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to becoming licensed as a certified public accountant. Extending the marketing and administrative benefits of joint operation, Becker offers classes at DeVry University locations or through online learning.
     The Stalla by Becker Professional Education CFA review course is taught live in a classroom setting in major financial centers around the world and in an online format and self-study format to reach potential exam takers not able to attend the classroom course. In the CFA exam preparation market, much like the CPA exam preparation market, Stalla competes with courses offered by local CFA Society chapters, other training companies, and student self-study.
STUDENT ADMISSIONS
  DeVry University
  Student Admissions
     DeVry University employs admissions advisors and other administrative staff who support the admissions process, throughout the United States and Canada. Admissions advisors are salaried, full-time DeVry employees. There are admissions advisors at each DeVry University location who work with potential applicants.
     Undergraduate students applying to DeVry University to take courses online primarily work with admissions advisors, either at a DeVry University location, or by a central staff of admissions advisors who are dedicated to serving online applicants. Applicants to online programs who are in areas remote from a DeVry University location, including active military personnel on military bases, work with a central staff of admissions advisors. DeVry University also employs Military Education Liasons that visit military bases and conduct interviews with active military personnel.
     All graduate school students work with admissions advisors.
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
     Many of DeVry University’s applicants are working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from nearby colleges and universities. In addition, DeVry University has entered into articulation agreements with community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry University. A growing number of new students enrolling in our undergraduate programs have some prior college experience. In addition, military veterans with military-specific technical training are attracted to DeVry University’s practical career-oriented education and extensive geographic reach.
     High School Programs Presenters visited more than 7,000 high schools in North America last year, making presentations on career choices — particularly in business and technology-related fields — and on the importance of a college education. DeVry University’s military team and community outreach team also visited over 1,000 military bases and community colleges last year. Admissions advisors also receive student inquiries generated by DeVry University’s web site, the Internet, and direct mail. Follow-up interview sessions with prospective students generally take place at a DeVry University location or by telephone.
     DeVry University’s Keller Corporate Learning program is designed to meet the education needs of corporate clients and their employees with DeVry University program offerings. A national network of corporate account managers directs its student recruiting efforts primarily at Fortune 1000 companies leveraging relationships with these clients through DeVry University’s career services organization.
  Marketing and Outreach
     DeVry University currently advertises on various Internet sites, television and radio, in magazines and newspapers, and utilizes telemarketing and direct mail to reach prospective students. DeVry University continuously updates its marketing programs in order to better communicate the quality of its degree programs and the value of a DeVry University education. In September 2009, we launched a highly integrated brand initiative that further refines our focus on DeVry University’s 30-plus years of graduate employment success, while emphasizing DeVry University as an accredited, highly-respected academic institution. The refined brand campaign is grounded in ongoing in-depth consumer, marketplace and brand research, and leverages a number of channels, including broadcast, print and Internet advertising, public relations, and social media, as well as local marketing efforts. By building upon the equity we have in preparing our students for the careers of tomorrow, as well as the depth and breadth of our university’s degree offerings, we will re-energize the reputation and profile of the university, and increase potential student awareness of and interest in DeVry University.
     DeVry University serves high school students in several unique ways. Since July 2004, we have worked with the Chicago Public School system to create the DeVry University Advantage Academy. A second program was later started in Columbus, Ohio. About 500 students have graduated from the two schools. Students enter DeVry University Advantage Academy at the start of their junior year, and complete two academic years and one summer term. At the conclusion of the program, students have earned their high school diploma and an associate degree in either Network Systems Administration or Web Graphic Design. Most students go on to bachelor’s degree programs, either at DeVry University or other public or private universities. The Advantage Academy model is flexible based on the needs of individual school districts. DeVry faculty teach all college courses and high school classes are taught by certified high school educators. School districts can determine whether to establish a cohort program for all students or allow students from different schools to travel for college-level coursework. For example, in Chicago, all classes are taught at Advantage Academy, a stand-alone, certified Chicago Public Schools high school with its own principal located on DeVry University’s Chicago campus. In Columbus, students take high school courses at their own high school and travel to DeVry for college classes. The schools have a combined high school graduation rate of 93 percent, and an associate degree completion rate of 83 percent.
     In July 2010, DeVry announced a major, multi-year partnership to help increase high school and college graduation rates across the country. The partnership will be a featured component of the America’s Promise Alliance Grad Nation campaign. Launched in March 2010 with the support of President Obama and U.S. Secretary of Education Arne Duncan, Grad Nation is a new 10-year campaign to mobilize all Americans to take action in their communities to end the high school dropout crisis and ultimately prepare young people for postsecondary education and the 21st century workforce. In support of the partnership, DeVry will donate $1.5 million to the America’s Promise Alliance, to be distributed over three years, and provide additional in-kind donations of up to $2.5 million over three years in each of 10 cities to support a key goal of both organizations – to see more young people earn a postsecondary or college degree.
     In-kind contributions by DeVry will include cost-sharing agreements with public school systems to establish new dual-enrollment, high-school-to-college programs, providing its Advanced Academics online high school curriculum to high school students who need to make up credits required for graduation, and college and career workshops to motivate young people to pursue higher education degrees. A key focus of the partnership will be expanding the DeVry Advantage Academy dual-enrollment model in 10 cities across the country.
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
     After prospective students complete an application, an admissions advisor contacts them through phone calls, mailings, and invitations to site-based workshops or other events to improve the rate at which such applicants begin their program of study.

     To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by or is in candidacy status with a U.S. regional accrediting agency or selected national accrediting agencies or international institutions recognized as the equivalent, and complete an interview with an admissions advisor. International applicants must hold a degree recognized to be equivalent to a U.S. baccalaureate degree, satisfy the English-language proficiency requirement, and meet all other admission requirements. Applicants whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or the Keller-administered admission test. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores, and a personal interview.
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
     Ross employs regional admissions representatives in 10 cities throughout the U.S. and in Ontario, Canada, who seek out and pursue student interest in our two programs. Senior Associate Directors of Admissions and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts. The successful applicant must have all prerequisite sciences (with labs), mathematics, and English courses as dictated by the admissions committee of both the medical and veterinary schools. All candidates for admission must interview with an associate director and all admission decisions are made by the admissions committees of the medical and veterinary schools.
  Chamberlain College of Nursing
     Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Arizona, Illinois, Missouri, Ohio, Florida and Washington, D.C. metro area high schools, employ targeted direct mail and Internet campaigns, cultivate alumni referrals and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises in healthcare career publications, in newspapers, and on television and radio. Chamberlain’s extensive informational website generates nearly one-third of all potential applicant inquiries.
     Chamberlain employs regional admissions representatives who arrange for student interviews and campus tours. Admission requirements include a high school diploma or GED; minimum cumulative grade point average requirements vary depending upon the program. Applicants to the pre-licensure programs must pass the Chamberlain standard pre-admission exam or obtain a prescribed minimum score on the ACT or SAT exam, depending upon the program in which the applicant is interested. Admissions decisions are made by an admissions committee.
  Carrington
     Carrington utilizes varied marketing approaches to generate interest from potential students. Admissions advisors visit high schools in Arizona, California, New Mexico, Nevada, Oregon, Washington and Idaho. Carrington also conducts local advertising campaigns using broadcast media, print media, targeted direct mail and the internet. In addition, Carrington holds open house events for local prospective students, cultivate alumni referrals, and participate in information seminars and career fairs.
  Professional Education
     Becker Professional Education markets its courses directly to potential students and to selected employers, primarily the large global, national and regional public accounting and financial services firms. Alumni referrals, direct mail, print advertising, e-mail, internet and social media advertising and a network of on-campus recruiters at colleges and universities across the country also generate new students for Becker’s review courses. The Becker web-site is another source of information for interested applicants.
     Becker Professional Education has relationships with more than 2,000 public accounting firms, corporations, government agencies and universities. Becker delivers its CPA review courses on about 100 college campuses, recruiting students attending those institutions. Becker also is the preferred provider of CPA review for most of the country’s largest public accounting firms, partnering with 97 of the top 100 public accounting firms, including each of the Big 4 Firms.
     The CFA exam review course is offered in a number of classroom locations and online. Dozens of CFA societies, including those in Toronto, Washington D.C., Chicago, Singapore, and Hong Kong, have adopted Stalla as their provider of choice for CFA preparation courses and programs. In fact, 15 of the top 20 CFA societies in the world (in terms of membership count) have endorsed Stalla by Becker Professional Education as their provider of choice for their local CFA member candidates. Also, prominent investment firms and universities are on the Stalla client roster.
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
  DeVry University
     Regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, and is an important strength for DeVry University. Management believes regional accreditation offers DeVry University a significant advantage over most other private sector colleges. Since 1981, DeVry University has been accredited by the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, which is one of the six regional collegiate accrediting agencies in the United States. College and university administrators depend on the accredited status of an institution when evaluating transfers of credit and applications to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions.
     Keller Graduate School of Management was first awarded its North Central Association accreditation in 1977, and DeVry Institutes was first awarded North Central Association (now HLC) accreditation in 1981. Each school was separately accredited until February 2002, when the North Central Association approved the merger of DeVry Institutes and Keller Graduate School into a single institution to form DeVry University. After a comprehensive evaluation visit in August 2002, the HLC approved a 10-year re-accreditation for DeVry University. The HLC further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two. In September 2008, DeVry University was accepted into the Academic Quality Improvement Program (AQIP) of the HLC, a seven year accreditation reaffirmation process based on creating a culture of continuous improvement, one of DeVry University’s key values.
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
     The associate degree program in health information technology is offered online and at DeVry University locations in Atlanta, Chicago, Columbus, Dallas, Ft. Washington, Houston, and Southern California. These programs are accredited by the Commission on Accreditation for Health Informatics and Information Management Education. Additional DeVry campuses are in the process of applying for this accreditation for their programs.
     The province of Alberta granted accreditation to DeVry Calgary to confer Bachelor of Technology degrees in 2001 and accreditation to confer Bachelor of Science degrees in 2006. DeVry Calgary is the first and only private-sector institution in Canada to be provincially accredited to grant bachelor’s degrees. Through an arrangement with the Alberta Department of Advanced Education, the State of Arizona, and the HLC, the computer engineering technology and network and communications management curricula offered at DeVry Calgary fall under the accreditation of DeVry University (Arizona) as an offsite instructional location. The computer engineering technology and electronics engineering technology programs are accredited by the Canadian Technology Accreditation Board.

  Medical and Healthcare
  Ross University
     The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine degree. The medical school is recognized and accredited as a University and School of Medicine by the Dominica Medical Board (“DMB”). The National Committee on Foreign Medical Education of the U.S. Department of Education has affirmed that the DMB has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. Ross University has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions. In addition, Ross University is approved by the four U.S. states – California, Florida, New Jersey and New York — that have processes in place to evaluate and accredit an international medical school’s programs, allowing Ross students to participate in clinical residency training programs in those states. In January 2009, Ross began teaching students at its location in Freeport, Grand Bahama. Ross notified these four states regarding the new Freeport location, however, California later concluded that the Freeport center would be subject to a more extensive evaluation process. Currently, Ross is not teaching students at its Freeport location, but hopes to have a resolution to this matter in the coming months..
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
     The Veterinary School has undergone a consultative visit from the AVMA Council on Education as a precursor to the University applying to the AVMA for accreditation as an international school. The University has received a site visit report covering the consultative visit from the AVMA Council on Education and a follow-up report and is implementing the AVMA’s recommendations. The University submitted its application for AVMA accreditation in July 2010. The application process entails a site visit, which the University expects will occur in the spring of 2011 with a decision to follow thereafter.
  Chamberlain College of Nursing
     Chamberlain College of Nursing is HLC accredited. The ASN, BSN and MSN programs are approved by the respective State Boards of Nursing of Arizona, Illinois, Missouri, Ohio, Florida and Virginia. The ASN program on the Columbus campus and the BSN program on the St. Louis and Columbus campuses are accredited by the National League for Nursing Accrediting Commission (NLNAC). The BSN program on the St. Louis, Columbus, Addison, Phoenix and Jacksonville campuses is also accredited by the Commission on Collegiate Nursing Education (CCNE). NLNAC and CCNE accreditation are sought by campuses and programs after a required wait period.
  Carrington
     Carrington College is nationally accredited by the Accrediting Council of Independent Colleges and Schools. Carrington College California is regionally accredited by the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges. In addition to the institutional accreditations, the various individual campus locations hold a number of programmatic accreditations and approvals, including:

Carrington College	Carrington College California
ABHES for Medical Assisting	Commission on Accreditation of Allied Health
Committee on Accreditation for Respiratory Care	Education Programs
Commission on Dental Accreditation	American Veterinary Medical Association
Joint Review Committee on Education in	American Society of Health-System Pharmacists
Radiologic Technology	Commission on Dental Accreditation
Joint Review Committee on Education in Diagnostic	Board of Vocational Nursing and Psychiatric
Medical Sonography	Technicians
Commission on Accreditation in Physical Therapy Education	Board of Registered Nursing
Committee on Dental Auxiliaries
Dental Board of California

  Other Educational Services
     Advanced Academics
     Advanced Academics is accredited by the North Central Association Commission on Accreditation and School Improvement and the Northwest Association of Accredited Schools.
     DeVry Brasil
     DeVry Brasil’s institutions are accredited by the Brazilian Ministry of Education.
APPROVAL AND LICENSING
     DeVry needs authorizations from many state or Canadian provincial licensing agencies or ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University, Ross University clinical locations, Chamberlain College of Nursing, Carrington College and Carrington College California location is approved to grant associate, bachelor’s and/or master’s degrees by the respective state in which it is located.
     Many states and Canadian provinces require private- sector postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $10 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Education. DeVry has posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.
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
TUITION AND FEES
  DeVry University
     Effective with the summer 2010 term, DeVry University’s U.S. undergraduate tuition ranges from $580 to $600 per credit hour for students enrolling in 1 to 11 credit hours. Tuition ranges from $350 to $360 per credit hour for each credit hour in excess of 11 credit hours. These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 3.5% as compared to the summer 2009 term. These amounts do not include the cost of books, supplies, transportation and living expenses.
     Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition of $36,150. A full-time student enrolled in the eight-term undergraduate business administration program will pay total tuition of $63,690, including the application fee.
     Among four-year institutions, DeVry University’s undergraduate tuition during the 2009-2010 academic year was lower than the average tuition of private schools and comparable to the average out-of-state (un-subsidized) tuition of public schools, but it was higher than the average in-state (taxpayer subsidized) tuition of publicly-supported institutions, according to data published in the Annual Survey of Colleges by the College Board. At four-year private schools, the average annual undergraduate tuition and fees for the 2009-2010 academic year was $26,273 at not-for-profit schools (a 4.4% increase from the prior year) and $14,174 at for-profit schools (a 6.5% increase). The average annual undergraduate tuition and fees at four-year public schools was $7,020 for in-state (a 6.5% increase) and $18,548 for out-of-state tuition (a 6.2% increase).
     Effective with the July 2010 term, Keller Graduate School of Management program tuition per classroom course ranges from $2,100 to $2,225, depending on location. This represents an expected weighted average increase of 2.1%. The price for a graduate course taken online is $2,225, compared to $2,200 previously.
     If a student leaves school before completing a session, federal, state, and Canadian provincial regulations permit schools to retain a set percentage of the total tuition received. This amount varies with, but generally equals or exceeds, the percentage of the session the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

     Some DeVry University programs, including the computer information systems and electronics and computer technology programs require students to own a laptop computer and have it available for class. Laptops can be purchased at some locations. Students also must purchase their own textbooks, electronic course materials and supplies.
Medical and Healthcare
  Ross University
     Effective September 2010, tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools will be $15,600 and $15,000, respectively, per semester. This tuition rate represents an increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.3% for the veterinary school. Tuition and fees for the final clinical portion of the programs are $17,125 per semester for the medical school, and $18,850 per semester for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.
     DeVry believes that Ross University’s tuition is in the middle of the range among private medical and veterinary schools, but equal to or higher than tuition in publicly-supported (taxpayer subsidized) medical and veterinary schools. Tuition rates at most medical and veterinary schools, including Ross University, have increased every year, and management believes rates will continue to increase.
  Chamberlain College of Nursing
     Effective July 2010, tuition for the 2010-2011 academic year is $620 per credit hour for students enrolled in the BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,440 per semester. This represents an increase from 2009-2010 academic year tuition rates of approximately 4.2%. These amounts do not include the cost of books, supplies, transportation and living expenses.
     Tuition for the 2010-2011 academic year is $575 per credit hour for students enrolled in the RN-to-BSN online degree program. This tuition rate is unchanged from the 2009-2010 academic year. Tuition for the 2010-2011 academic year is $650 per credit hour for students enrolled in the online MSN program.
     DeVry believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but equal to or higher than tuition in publicly-supported (taxpayer subsidized) schools. Tuition rates at most nursing schools have increased every year, and management believes they will continue to increase.
  Carrington
     On a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $347 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs.
     Tuition for programs offered by Carrington is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered. Carrington’s pricing strategy is to leverage its high-quality programs by pricing them at the high end of the range of comparable private-sector institutions.
  Professional Education
     The price of Becker Professional Education’s complete classroom CPA review course, including an administrative fee, is $2,890. The complete CPA review course on DVD and the complete online review course are offered at the same price. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $935 per section. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.
     The current list prices for the CFA exam course packages range from $1,290 to $1,590, and Stalla by Becker Professional Education offers various promotional program discounts and stand alone preparation prices.

FINANCIAL AID AND FINANCING STUDENT EDUCATION
     Students attending DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California finance their education through a variety of sources, including government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.
     The following table summarizes DeVry’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2009 and 2008, respectively. Final data for fiscal year 2010 is not yet available.

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
  Information about Particular Government Financial Aid Programs
     DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.
  United States federal financial aid programs
     Students in the United States rely on three types of U.S. Department of Education financial aid programs under Title IV of the Higher Education Act.
     1. Grants. DeVry University and Chamberlain College of Nursing undergraduate, Carrington College and Carrington College California students may participate in the Federal Pell Grant, Federal Supplemental Education Opportunity Grant and the Academic Competitiveness Grant programs. Additionally, certain DeVry University undergraduate students may participate in the National Science and Mathematics Access to Retain Talent (“SMART”) Grant program.
•
Federal Pell grants. These funds, available to all eligible undergraduate students who demonstrate financial need, do not have to be repaid. For the 2010-2011 school year, eligible students can receive Pell grants ranging from $555 to $5,550. Students attending school year-round may receive two Pell grants. The maximum Pell funding a DeVry student may receive for one calendar year is $8,325.

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

     2. Loans. DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California students may participate in the Stafford and PLUS programs within the William D. Ford Federal Direct Student Loan Program. DeVry University undergraduate students may also participate in the Federal Perkins Student Loan Program.
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

•
Unsubsidized Stafford loan: awarded to students who do not meet the needs test or as an additional supplement to the subsidized Stafford loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $12,000 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of unsubsidized loans up to the limit of the subsidized Stafford loan at their respective academic grade level. The total Stafford Loan limit for graduate students is $20,500 per academic year, with a $138,500 Stafford Loan aggregate borrowing limit that includes Stafford Loan amounts borrowed as an undergraduate. Of the $20,500 in academic year borrowings, no more than $8,500 may be in subsidized loans.

•
PLUS and Grad PLUS loans: enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed. Graduate students and parents may borrow funds up to the cost of attendance which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

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
     A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs for two successive years may lose its eligibility to participate in the Title IV programs. The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2009 and 2008, respectively. Final data for fiscal 2010 is not yet available.

	Fiscal Year
	2009	2008
DeVry University:
Undergraduate	77%	75%
Graduate	70%	75%
Ross University	80%	81%
Chamberlain College of Nursing	69%	62%
Carrington:
Carrington College	85%	79%
Carrington College California	83%	77%
  State financial aid programs
     Certain states, including Arizona, California, Colorado, Florida, Georgia, Illinois, Kentucky, Minnesota, New Jersey, New York, Pennsylvania, Rhode Island and Vermont offer state grant and loan assistance to eligible undergraduate students.
  Private Loan Programs
     Some DeVry University, Chamberlain College of Nursing, Ross University, Carrington College and Carrington College California students rely on private (nonfederal) loan programs for financial assistance. These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards. The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards. DeVry estimates that approximately one-half of the borrowings under private loan programs are used by students to pay for non-educational expenses, such as room and board.
     Prior to 2006, Ross University students relied heavily on private loan programs to meet the gap between tuition and Stafford loan eligibility as well as to meet living costs. Legislation enacted in February 2006 expanded the parent loan program (PLUS) eligibility to graduate students. This lower-cost program is now used in place of private loan programs for most U.S. citizens and permanent residents.
     Most private loans are approved using the student’s or co-borrower’s credit history. The cost of these loans varies, but in almost all cases will be more costly than the federal programs. The application process is separate from the traditional financial aid process. Student finance personnel at DeVry’s degree granting institutions coordinate these processes to ensure that all students receive assistance from the federal and state programs first.
     DeVry does not maintain a recommended lender list, but does list all of the lenders that made private loans to DeVry students in the previous year, in addition to providing students with a link to an independent website that lists private loan providers. DeVry is a voluntary signatory to the Student Loan Codes of Conduct developed by the Arizona, New Jersey and New York attorneys general.
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

  DeVry-Provided Financial Assistance
     DeVry’s institutional loan programs are available to DeVry students and are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months.
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
  Professional Education
     Students taking the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, the Becker CPA Review course can be financed through Becker with a zero percent, 18 month term program.
  Compliance with Legislative and Regulatory Requirements
     Extensive and complex regulations in the United States and Canada govern all the government grant, loan, and work study programs in which DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California and their respective students participate. DeVry must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal aid programs, prohibitions on certain types of incentive payments to student recruiters and financial aid officers, standards of financial responsibility, and administrative capability requirements. Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in significant findings or adjustments against DeVry. If a proceeding were initiated and caused the Department of Education to substantially curtail DeVry’s participation in government grant or loan programs, DeVry’s enrollments, revenues and accounts receivable could be all adversely affected.
     On August 6, 2010, DeVry announced that it had received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s ongoing hearings relating to private-sector colleges. The request seeks information to more accurately understand how DeVry’s institutions recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also seeks an understanding of the number of students who complete or graduate from programs offered by DeVry’s institutions, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how DeVry tracks and manages the number of students who risk default within the cohort default rate window. The Committee has requested that DeVry provide information about a broad spectrum of its business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. DeVry intends to cooperate with the Committee and to work with the Committee to provide the requested information in a manner that does not compromise its sensitive proprietary operating and other information.
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
     Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges in the areas in which its campuses are located. However, its overall completion rate actually is higher than reported in these statistics: many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has changed undergraduate admission requirements and added student support services. For the 2003 freshman students (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 29.9% as compared to the 2002 rate of 31.1%.
     Specialized staff at DeVry’s home office review, interpret, and establish procedures for compliance with regulations governing financial assistance programs and processing financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding.
     In the United States, DeVry University, Chamberlain College of Nursing, Ross University, Carrington College and Carrington College California have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2009. DeVry’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2010. In conjunction with previously filed financial aid audit reports, DeVry has been required to post letters of credit. As of June 30, 2010, there were approximately $1.5 million in letters of credit outstanding relating to participation in federal financial aid assistance programs. These letters of credit expire in less than one year. No amount has ever been drawn under these letters of credit issued on behalf of DeVry.
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
STUDENT LOAN DEFAULTS
     The U.S. Department of Education has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. For a variety of reasons, higher default rates are often found in proprietary institutions and community colleges — all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities.
     Educational institutions are penalized to varying degrees under the William D. Ford Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 25% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 25% for three consecutive years also are ineligible for Pell grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs. DeVry carefully monitors students’ loan default rate and has never had a cohort default rate of 25% or more for three consecutive years, or of 40% or more in any one year. DeVry is not subject to any restriction or termination under any student loan program.

     Beginning with the cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining that rate at which borrowers who become subject to their repayment obligation in the relevant fiscal year, default by the end of the third federal fiscal year. The current method of calculating cohort default rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates.
     According to the U.S. Department of Education, the cohort default rate for all colleges and universities eligible for federal financial aid increased from 5.2% in fiscal year 2006 to 6.7% for fiscal year 2007 (the latest period for which data is available).
     Default rates for DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California students follow. The latest period for which final data is available is 2007.

	Cohort Default Rate
	2007	2006	2005	2004
DeVry University — Federal Family Education Loan Program	9.0%	7.3%	6.6%	6.5%
DeVry University — Federal Perkins Loan Program	8.8%	6.6%	6.9%	8.5%
DeVry University — Graduate Programs	2.7%	1.4%	1.7%	2.3%
Ross University — Medical School	0.2%	0.1%	0.0%	0.2%
Ross University — Veterinary School	0.0%	0.1%	0.1%	0.4%
Chamberlain College of Nursing	2.9%	1.8%	0.5%	0.7%
Carrington College	7.2%	7.5%	4.8%	5.1%
Carrington College California	10.2%	9.6%	10.3%	15.1%
     Under the Federal Perkins loan program, the institution is responsible for collecting outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. DeVry has worked to reduce the default rate by implementing financial literacy and student counseling programs and retaining outside loan service agencies to contact former students and inform them of their repayment options.
CAREER SERVICES
     DeVry University
     DeVry University believes that the employment of its graduates is essential to the achievement of its mission and the ability to attract and retain students. Career services professionals located at DeVry University undergraduate campuses work with students to choose careers, craft resumes, and prepare for job interviews. The staff also maintains contact with local and national employers to proactively identify job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews at DeVry University campuses.
     DeVry University attempts to gather accurate data to determine how many of its undergraduates, both at the associate and bachelor’s degree levels, are employed in positions related to their program of study within six months following graduation. To a large extent, the reliability of such data depends on the quality of information that graduates self-report.
     In the 10-year period ending October 2009, DeVry University’s U.S. campuses graduated more than 70,000 students who were eligible for career services assistance (this excludes graduates who continued their education, students from foreign countries not legally eligible to work in the United States, and other categories of students who were not available for employment). More than 59,000 graduates during this 10-year period actively pursued employment or were already employed; 88.6% of those held positions related to their program of study within six months of graduation.
     For the three undergraduate classes that ended in calendar year 2009, there were 6,561 graduates from DeVry University’s U.S. undergraduate degree and diploma programs eligible for career service assistance, (this excludes students continuing their education, students from foreign countries legally ineligible to work in the United States, and others ineligible for employment). From that pool of graduates, 5,680 actively pursued employment or were already employed. Within six months of graduation, 5,024, or 88.5% of those graduates were employed in positions related to their program of study. This compares to 91.0% who were employed in positions related to their program of study for the three classes that ended in calendar year 2008, and 92.8% who were employed in positions related to their program of study for the three classes that ended in calendar year 2007.

     DeVry University’s 2009 graduates (associate and bachelor’s degree programs) achieved reported annual compensation ranging from $30,746 to $47,540 with an average compensation of $43,605. Individual compensation levels vary depending upon the graduate’s previous employment experience, program of study, and geographic area of employment.
     DeVry University believes that no single employer has hired more than 5% of our graduates in recent years. Major employers of DeVry undergraduates include Accenture, Boeing, Ericcson, GE Healthcare, IBM, Intel, J.P. Morgan Chase, Lockheed Martin, L-3 Communications, Northrop Grumman, State Farm, Verizon Wireless, and UPS.
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
  Chamberlain College of Nursing
     Chamberlain College of Nursing initiated a career services program in fiscal year 2009 at its Columbus campus, which now extends to three campuses. The career services professionals work with students to craft resumes, prepare for job interviews, and target employment opportunities. The staff also maintains contact with local and national employers to proactively identify job opportunities and arrange interviews. In addition, the career services personnel gather data regarding employment and compensation as well as alumni perception of educational preparation for the workplace.
  Carrington
     Carrington provides career service support to students through dedicated employees at each campus location. The range of services provided includes: assistance in preparing resumes, coaching to define a job search strategy, coaching to improve interviewing skills, employer outreach initiatives to identify job opportunities, access to posted online job opportunities and guidance to help graduates obtain employment in their field of study.
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
     Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, operating income, and net income by quarter for each of the past two fiscal years are included in Note 15 to the Consolidated Financial Statements, “Quarterly Financial Data.”

EMPLOYEES
     As of June 30, 2010, DeVry had the following number of employees:

	Faculty and Staff		Part-time
	Full-	Part-	Student
	time	time	Employees	Total
DeVry University	6,296	66	740	7,102
Ross University	887	23	109	1,019
Chamberlain College of Nursing	273	4	49	326
Carrington	1,135	268	46	1,449
Becker Professional Education	203	32	—	235
Advanced Academics	183	18	—	201
DeVry Brasil	610	628	117	1,355
Home Office Staff	422	8	—	430

Total	10,009	1,047	1,061	12,117

     DeVry also utilizes independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. DeVry believes that its relationship with its employees is satisfactory. The only employees represented by a union are approximately 240 administrative and support employees of Ross University’s medical school campus in Dominica. These employees are covered by a collective bargaining agreement with a local union.
  DeVry University
     Each DeVry University campus and center is managed by a campus president or center director and has a staff of academic deans, faculty and academic support staff, admissions group, career service and student service personnel, and other professionals. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.
     Each DeVry University campus president hires academic deans and faculty members in accordance with internal criteria, accrediting standards, and applicable state law. More than 85% of our full-time undergraduate faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. DeVry University offers sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities so they can maintain and enhance their currency and teaching skills. In addition to its regular faculty, DeVry University engages adjunct and visiting faculty — especially in the evening and online programs — who teach on a part-time basis while continuing to work in their technical field or specialty.
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

  Chamberlain College of Nursing
     Chamberlain College of Nursing campuses are managed by campus deans who are doctorally prepared nurse administrators. The campus deans report to a vice president of campus operations and are supported by a vice president of academic affairs who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. The campuses and online program offerings are supported by a central administrative/management staff located in Downers Grove, Illinois.
     In general, Chamberlain College of Nursing faculty members have a Master of Science in Nursing, and several have a Ph.D. Those faculty without a master’s degree are enrolled in a graduate program in nursing. General education courses are taught by DeVry University faculty. Chamberlain faculty members are not tenured.
  Carrington
     Carrington College and Carrington College California campuses are managed by campus executive directors. These campus executive directors are supported by campus-based, director level support staff in the functional areas of admissions, career services, student finance, student records, and academics. Further support and oversight in the areas of academics, student finance, admissions, human resources, and information technology are provided by divisional staff located in Phoenix, Arizona (Carrington College) and Sacramento, California (Carrington College California).
     The parent organization has its main office in Mission Viejo, California. Support functions in accounting/finance, marketing, information technology, and human resources are maintained at this office.
     All Carrington College and Carrington College California faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies, as applicable.
  Professional Education
     Becker Professional Education is managed by a staff based primarily in DeVry’s Downers Grove home office that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the United States and Hong Kong. Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis.
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
  DeVry Brasil
     DeVry Brasil’s management team along with support service functions including academics, compliance, marketing, finance, information technology and human resources are based in Fortaleza, Brazil. Each campus is led by a president and the smaller center locations are led by a director. Most of Fanor’s faculty are part-time and more than 30% hold Master’s and/or Doctoral degrees.
  Home Office Staff
     DeVry’s home office staff are located at offices in Oak Brook and Downers Grove, Illinois. The home office staff supports the employees for all of DeVry’s educational programs and locations by providing a broad range of services. Among the centrally-provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, information technology, financial aid processing, regulatory compliance, internal audit, legal, tax, payroll, and finance and accounting.

TRADEMARKS AND SERVICE MARKS
     DeVry owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “Keller Graduate School of Management,” “Advanced Academics,” “Becker CPA Review,” “Ross University,” “Chamberlain,” “U.S. Education,” “Carrington College,” “Carrington College California,” “EDUCARD®,” and variants thereof. All trademarks, service marks, and copyright registrations associated with its businesses are registered in the name of a subsidiary of DeVry Inc. Copyright registrations expire over various periods of time. DeVry vigorously defends against infringements of its trademarks, service marks, and copyrights.
ADDITIONAL INFORMATION
     DeVry’s Web site is at http://www.devryinc.com.
     Through its Web site, DeVry offers (free of charge) the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. The Web site also includes copies of the following:
DeVry Corporate Governance Principles
Policy for Shareholder Communication with Directors
Policy for Communicating Allegations Related to Accounting Complaints
Director Nominating Process
Code of Business Conduct and Ethics
Academic Committee Charter
Audit Committee Charter
Compensation Committee Charter
Finance Committee Charter
Government Relations Committee Charter
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
     As a provider of higher education, DeVry is subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act, as amended and reauthorized, (“the Higher Education Act”) subjects DeVry’s U.S. degree granting institutions (DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California) and all other higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.
     To participate in Title IV, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (“USED”), and be certified by the USED as an eligible institution. Most USED requirements are applied on an institutional basis.
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
     If DeVry is found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies could take action including:
•	Imposing monetary fines or penalties;

•	Limiting or terminating DeVry’s operations or ability to grant degrees;

•	Restricting or revoking accreditation, licensure or other approval to operate;

•	Limit, suspend, or terminate eligibility to participate in Title IV programs or state financial aid programs; and

•	Subjecting DeVry to other civil or criminal penalties.
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
     The following are some of the more significant regulatory requirements and risks related to governmental and accrediting body oversight of DeVry’s business:
•
DeVry’s U.S. degree granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by the USED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. Beginning with the cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining that rate at which borrowers who become subject to their repayment obligation in the relevant fiscal year, default by the end of the second federal fiscal year. The current method of calculating cohort default rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. If any of DeVry’s U.S. degree granting institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on DeVry’s business;

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

•
DeVry may be required to accept limitations to continue its U.S. degree granting institutions’ participation in Title IV programs if DeVry fails to satisfy the USED administrative capability standards;

•
DeVry is subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to the individuals involved in certain recruiting, admissions, or financial aid activities; and

•
DeVry may be required to post a letter of credit or accept other limitations to continue its U.S. degree granting institution’s participation in Title IV programs if DeVry does not meet the USED’s financial responsibility standards or if DeVry’s institutions do not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study.

DeVry could lose or suffer limitations in accreditations and licensing approvals that could affect its ability to recruit students, operate schools in some locations, and grant degrees.
Unforeseen changes to laws or regulations governing DeVry’s operations may adversely affect current operations or future growth opportunities.
DeVry is subject to risks relating to financial aid and student finance. A substantial decrease in student financing options, or a significant increase in financing costs for DeVry students, could have a material adverse effect on DeVry’s student enrollment and financial results.
     DeVry’s students are highly dependent on government-funded financial aid programs. If there are changes to financial aid program regulations that restrict student eligibility or reduce funding levels, DeVry’s enrollment and/or collection of student billings may suffer, causing revenues to decline. Conversely, increases in state funding levels to taxpayer-supported educational institutions could generate further price competition that adversely effects DeVry’s ability to recruit and retain students.
     Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce DeVry’s student enrollments and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the Higher Education Act to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the Higher Education Act made significant changes to the requirements governing the Title IV Programs, including changes that, among other things:
•	Regulated non-federal, private education loans;

•	Regulated the relationship between institutions and lenders that make education loans;

•	Revised the calculation of the student default rate attributed to an institution and the threshold rate at which sanctions will be imposed against an institution (as discussed above);

•	Adjusted the types of revenue that an institution is deemed to have derived from Title IV Programs and the sanctions imposed on an institution that derives too much revenue from Title IV Programs;

•	Increased the type and amount of information that an institution must disclose to current and prospective students and the public; and

•	Increased the types of policies and practices that an institution must adopt and follow.
     The U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the Higher Education Act reauthorizations. At this time, DeVry cannot predict all of the changes that the U.S. Congress will ultimately make. Since a significant percentage of DeVry’s revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of DeVry’s U.S. degree granting institutions or students to participate in Title IV Programs could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows.
     The current negotiated rulemaking by the USED could lead to significant revisions to the Title IV Program regulations. In the fall of 2009, the USED initiated the process of negotiated rulemaking with respect to Program Integrity Issues to consider changes to certain provisions of the regulations governing the Title IV Programs. Negotiated rulemaking is a process whereby the USED consults with members of the higher education community to discuss issues and attempt to agree on regulatory revisions to address those issues before the USED formally proposes any regulations. On June 18, 2010, the USED issued a Notice of Proposed Rulemaking (“NPRM”) covering, among other things, regulations governing the statutory prohibition on bonuses, commissions, and other incentive payments for compensation of certain persons involved in student recruiting and other activities. One element of this NPRM is the proposed rescission of certain clarifying regulations that create what are commonly known as the “Safe Harbors” with respect to the Incentive Compensation Prohibition (the Incentive Compensation Proposal”). On July 26, 2010 the USED issued a second NPRM covering proposed new requirements for institutions to demonstrate that students completing its programs obtain gainful employment, as measured against certain metrics, such as the repayment rate of the institution’s student borrowers and the debt-service to income ratio of its graduates (the “Gainful Employment Proposal”).
     The public comment period on those aspects of the NPRM issued on June 18, 2010, including the Incentive Compensation Proposal, closed on August 2, 2010. The public comment period on the Gainful Employment Proposal is set to close on September 9, 2010.
     On August 13, 2010, the USED released its preliminary data regarding student loan repayment rates for institutions that receive federal student loans under Title IV. The USED has not disclosed the basis or the methodology used to determine the repayment rates. The preliminary data was released by USED in conjunction with the NPRM to illustrate the potential impact of the Gainful Employment Proposal. DeVry is currently analyzing the data released on its institutions and intends to work collaboratively with USED to gain clarity on its methodology and reach a resolution on inconsistencies in the data. In addition, DeVry believes that USED intends to rectify an oversight with regard to the methodology to determine repayment rates for students at medical schools.
     The USED is expected to publish new final regulations by November 1, 2010. If adopted, the proposed Gainful Employment rules would apply to all private-sector institutions of higher education as well as public-sector and independent schools that offer vocational training and non-degree certificates.
     At this time, DeVry cannot be certain what requirements may be included in final regulations resulting from the NPRM. Accordingly, DeVry cannot project how any new requirements may affect the eligibility of DeVry’s U.S. degree granting institutions to participate in the Title IV Programs, their ability to comply with revised Title IV Program regulations, or the potential impact of any changes on students or their ability to finance their educations. The outcome of the NPRM could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows.
     On August 6, 2010, DeVry announced that it had received a request for information from the U.S. Senate Committee on Health, Education, Labor and Pensions relating to the Committee’s ongoing hearings relating to private-sector colleges. The request seeks information to more accurately understand how DeVry’s institutions recruit and enroll students, set program price or tuition, determine financial aid including private or institutional loans, track attendance, handle withdrawal of students and return of Title IV dollars and manage compliance with the requirement that no more than 90% of revenues come from Title IV dollars. The request also seeks an understanding of the number of students who complete or graduate from programs offered by DeVry’s institutions, how many of those students find new work in their educational area, the debt levels of students enrolling and completing programs and how DeVry tracks and manages the number of students who risk default within the cohort default rate window. The Committee has requested that DeVry provide information about a broad spectrum of its business, including detailed information relating to financial results, management, operations, personnel, recruiting, enrollment, graduation, student withdrawals, receipt of Title IV funds, institutional accreditation, regulatory compliance and other matters. DeVry intends to cooperate with the Committee and to work with the Committee to provide the requested information in a manner that does not compromise its sensitive proprietary operating and other information. At this time, DeVry cannot be certain as to the outcome of this request or to what actions, if any, that the Committee may take with respect to the ability of DeVry’s U.S. degree granting institutions or students to participate in Title IV programs.
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

DeVry is subject to risks relating to operating matters, which could have a material adverse effect on DeVry’s financial results.
     If other educational institutions reduce their price of tuition, a DeVry education could become less attractive to prospective students. In addition, DeVry may be unable, for competitive reasons, to maintain and increase tuition rates in the future, adversely affecting future revenues and earnings.
     DeVry may be unable to attract, retain and develop key employees with appropriate educational qualifications and experience. In addition, DeVry may be unable to effectively plan and prepare for changes in key employees. Such matters may cause DeVry to incur higher wage expense and/or provide less student support and customer service which could adversely affect enrollment, revenues and expense.
     The performance and reliability of DeVry’s computer networks and system applications, especially its online educational platforms and student operational and financial aid packaging applications, are critical to DeVry’s reputation and ability to attract and retain students. System errors and/or failures could adversely impact DeVry’s delivery of educational content to its online students. In addition, system errors could result in delays and/or errors in processing student financial aid and related disbursements. There is no assurance that DeVry would be able to enhance/expand its computer networks and system applications to meet increased demand and future information requirements.
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
DeVry’s ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.
     As part of its growth strategy, DeVry intends to open new campuses, offer new educational programs and add capacity to existing locations. Such actions require DeVry to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations, programs and capacity may require significant financial investments and human resource needs. The failure to obtain appropriate approvals and not properly allocate financial and human capital would adversely impact DeVry’s future growth.
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
Proposed changes in U.S. tax laws regarding earnings from international operations could adversely effect our financial results.
     The U.S. Treasury Department announced that it may seek legislative changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. DeVry’s effective income tax rate reflects benefits derived from operations outside the United States. Earnings of Ross University’s international operations are not subject to foreign or U.S. federal income taxes as described in Note 9, Income Taxes, to the Consolidated Financial Statements. If such federal tax laws were changed and some of Ross University’s international earnings were subject to federal income tax, or if certain of DeVry’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted.

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
DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties
     At June 30, 2010, intangible assets from business combinations totaled $194.2 million, and goodwill totaled $514.8 million. Together, these assets equaled approximately 50% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $194.2 million of intangible assets and up to $514.8 million of goodwill.
ITEM 1B — UNRESOLVED STAFF COMMENTS
     There are no unresolved SEC staff comments.
ITEM 2 — PROPERTIES
DEVRY UNIVERSITY
     DeVry University is headquartered within DeVry’s home office in Downers Grove, Illinois. DeVry University campuses are large and modern buildings located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas, and many are served by public transportation. Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, bookstores and student lounges. Laboratories include computers and various telecommunications, electronic and biomedical equipment necessary to provide an appropriate environment for students’ development of the required technical skills for their programs of study. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricular areas with numerous software packages offering a variety of business, engineering and scientific applications. Connections to the Internet are included through the computer laboratories as a part of the program curriculum.
     DeVry University centers are established in convenient metropolitan locations in modern buildings. These teaching centers, which mostly range in size from approximately 3,000 to 25,000 square feet, include classrooms, computer labs with Internet access, reference materials, admissions and administrative offices. Teaching centers have an information center designed to enhance students’ success and support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; wireless internet access; alternate texts; popular business periodicals; videos of selected courses; and access to numerous electronic data-bases.
     As of June 30, 2010, there were 95 DeVry University locations, including both campuses and centers, in operation. These locations comprised approximately 2,709,000 in total square feet, of which, approximately 1,903,000 square feet were under lease and approximately 806,000 square feet were owned. No campus that is owned by DeVry is subject to a mortgage or other indebtedness. DeVry plans to open four to five new DeVry University locations in fiscal 2011.

MEDICAL AND HEALTHCARE
Ross University
     The medical school’s Foundations of Medicine facilities of approximately 201,000 total square feet are located on an approximately 33 acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease and 11 acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria and recreational space. Classrooms and laboratories are furnished with state of the art audio-visual equipment. During fiscal year 2010, approximately 25,000 square feet was added for academic and administrative activities.
     During fiscal year 2009, Ross University opened a 31,700 square foot leased location in Freeport, Grand Bahama, and began teaching students in January 2009. Currently, Ross is not teaching students at this location.
     The veterinary school’s pre-clinical instructional facilities of approximately 188,000 total square feet are located on a 50 acre site in St. Kitts. Ross University owns 26 acres and leases 24 acres of pasture land from the government. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns. Ross University completed the construction of two 180 seat classrooms and began using them in January 2010.
     Ross Health Sciences, Inc., Ross University’s administrative services provider is co-located with a DeVry University facility in North Brunswick, New Jersey. In addition, Ross Health Sciences, Inc. operates a 24,500 square foot academic and administrative center in Miami, Florida, which is leased.
Chamberlain College of Nursing
     Chamberlain is headquartered within DeVry’s home office in Downers Grove, Illinois. Chamberlain currently operates seven campuses which are all co-located with DeVry University. During the second half of fiscal year 2010, Chamberlain relocated its St. Louis, Missouri campus to a new location. In July 2010, Chamberlain began offer its nursing programs at two new campuses located in Chicago, Illinois and Arlington Virginia. Chamberlain expects to open one to two new campuses in fiscal year 2011.
Carrington
     As of June 30, 2010, there were ten Carrington College campuses and eight Carrington College California campuses in operation. These locations comprised approximately 641,400 in total square feet, all of which were under lease. In addition, the parent organization of the Carrington Colleges leases office space in Mission Viejo, CA; Phoenix, AZ; and Sacramento, CA, for its administrative offices. The Carrington Colleges expect to open two to three new campuses in fiscal year 2011.
PROFESSIONAL EDUCATION
     Becker Professional Education is headquartered within DeVry’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 8,300 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases space in Melville, New York and Hong Kong for sales and administrative staff.
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

DeVry Brasil
     DeVry Brasil currently operates three campuses and two centers in the cities of Fortaleza and Salvador, Brazil. DeVry Brasil’s administrative functions are co-located with a campus in Fortaleza, which is an owned facility.
HOME OFFICE
     In January 2010, DeVry relocated its administrative offices from a leased space in Oakbrook Terrace, Illinois, to two leased facilities in nearby Oak Brook and Downers Grove, Illinois. DeVry leases approximately 238,000 square feet of total office space for these two locations.
     In addition, DeVry owns a 108,000 square foot building in Naperville, Illinois, a nearby location, to house its expanding online operations. In June 2008, DeVry purchased a 110,000 square foot building in Wood Dale, Illinois, a Chicago suburb, for expansion of its growing online operations.
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
ITEM 4 — (REMOVED AND RESERVED)
EXECUTIVE OFFICERS OF THE REGISTRANT
     The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience
Daniel M. Hamburger President and Chief Executive Officer, DeVry Inc.	46
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

David J. Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	53
Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes, a market-funded educational management company, from July 2001 to October 2005.

William Hughson President, Medical and Healthcare Group	46
Mr. Hughson joined DeVry in September 2009 as President of the Medical and Healthcare group. Prior to joining DeVry, Mr. Hughson was promoted to Vice President of DaVita Inc. after holding several leadership positions from 2000 to 2009. DaVita Inc. is a leading provider of dialysis services in the United States.

Name, Age and Office		Business Experience
Thomas C. Shepherd Executive Vice President, DeVry Inc. and President, Ross University	60
Dr. Shepherd joined DeVry in October 2004 as President of Ross University. Prior to joining DeVry, Dr. Shepherd was President of Bastyr University, a Washington based university with offerings in healthcare education. He also co-founded Royale Healthcare, a hospital management company, and has served in senior management roles for several hospitals and healthcare facilities.

Richard M. Gunst Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	54
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

Sharon Thomas Parrott Senior Vice President, Government and Regulatory Affairs and Chief Compliance Officer, DeVry Inc.	60
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

Gregory S. Davis Senior Vice President, General Counsel and Corporate Secretary, DeVry Inc.	48
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

Donna N. Jennings Senior Vice President, Human Resources, DeVry Inc.	48
Ms. Jennings joined DeVry in October 2006 as Vice President of Human Resources. Prior to joining DeVry, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric P. Dirst Senior Vice President, Chief Information Officer, DeVry Inc.	43
Mr. Dirst joined DeVry in May 2008 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2000 to 2008.

Name, Age and Office		Business Experience
Steven Riehs President, DeVry Online Services	50
Mr. Riehs joined DeVry in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. Effective October 1, 2010, Mr. Riehs will become President of a new organizational structure within DeVry that will include Advanced Academics, Becker Professional Education and DeVry Brasil. Prior to joining DeVry, Mr. Riehs was Chief Executive Officer of BrainX, Inc., an education software company; Vice President in the medical division of Kaplan Educational Centers and Vice President and Chief Operating Officer of Compass Medical Education Network.

Thomas J. Vucinic Senior Vice President, DeVry Inc. and President, Becker Professional Education	63
Mr. Vucinic has been the President of Becker Professional Education since July 2006 and General Manager since 1997. Prior to that, Mr. Vucinic was DeVry’s director of financial planning and analysis. Mr. Vucinic will retire at the end of calendar year 2010.

John P. Roselli Senior Vice President, Business Development and International, DeVry Inc.	46
Mr. Roselli joined DeVry in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli will serve as the President of Becker Professional Review.

Patrick J. Unzicker Vice President & Controller, DeVry Inc.	39
Mr. Unzicker joined DeVry in March 2006 as its Controller. Prior to joining DeVry, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006. Mr. Unzicker previously served as Vice President of Finance at Galileo International, a computer based travel reservation system, from May 2000 to August 2002.

PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
     DeVry’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.
     The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Dividends	Fiscal 2010		Dividends	Fiscal 2009
	Paid	High	Low	Paid	High	Low
First Quarter	$0.08	$56.90	$44.07	$0.06	$59.79	$47.06
Second Quarter	—	59.87	51.45	—	60.50	40.67
Third Quarter	0.10	68.42	54.52	0.08	64.69	40.50
Fourth Quarter	—	74.36	52.22	—	51.00	38.19

Approximate Number of Security Holders
     There were 495 holders of record of DeVry’s common stock as of August 1, 2010. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.
Dividends
     DeVry is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries’ debt agreements, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2010 to fund its current operations, reinvest in capital equipment as appropriate, reduce outstanding debt and remain in full compliance with the covenants in its debt agreements. In May 2010, the Board of Directors declared a dividend of $0.10 per share of common stock, paid in July 2010. DeVry’s Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.20 per share. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the board of directors deems relevant. See Note 5 to the Consolidated Financial Statements for historical dividend declaration information.
Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of Shares	Value of Share that
			Purchased as part of	May yet be Purchased
	Total Number of Shares	Average Price Paid per	Publically Announced	Under the Plans or
Period	Purchased	Share	Plans or Programs (1)	Programs (1)
April 2010	46,421	$67.32	46,421	$40,506,578
May 2010	99,100	$60.49	99,100	$34,512,198
June 2010	176,000	$56.13	176,000	$24,632,610

Total	321,521	$59.09	321,521	$24,632,610

[1]
On November 11, 2009, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2011. The total remaining authorization under the repurchase program was $24,632,610 as of June 30, 2010. On August 11, 2010, DeVry’s Board of Directors authorized a fourth share repurchase program, which will allow DeVry to buy back up to $50 million of its common stock through June 30, 2012.

Other Purchases of Equity Securities
There were no such purchases for the three month period ended June 30, 2010.

Performance Graph
     The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry’s Common Stock during the period from June 30, 2005, through June 30, 2010, with the cumulative return on the NYSE Stock Market Index (U.S. Companies), and an industry group index.
COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2005
AMONG DEVRY INC., NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2005	2006	2007	2008	2009	2010
DeVry Inc.	100.0	110.4	170.9	269.7	252.5	265.8
NYSE Market Index — U.S. Companies	100.0	114.2	136.8	120.0	84.6	95.0
Industry Group Index (1)	100.0	79.4	98.9	77.1	108.1	82.8

     Data for this graph was prepared by Zacks Investment Research.
     Assumes $100 was invested on June 30, 2005 in DeVry Inc. Common Stock, the NYSE Stock Market Index (U.S. Companies), and the Industry Group (1), and that all dividends were reinvested.

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

ITEM 6 — SELECTED FINANCIAL DATA
         Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 105 of this report.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.
OVERVIEW
         DeVry’s continued focus on academic quality, successful student outcomes and execution of its diversification strategy has produced another year of solid financial results. Financial and operational highlights for fiscal year 2010 include:
•
Total revenues rose 31.0%, reaching a record high of $1,915.2 million, and record net income of $279.9 million increased 69.0% over the year-ago period, while at the same time DeVry made investments to enhance academic quality and drive future growth.

•
Revenue growth was driven by higher total student enrollments and increased retention at DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California along with the acquisition of DeVry Brasil on April 1, 2009.

•
As a result of DeVry’s diversification strategy, solid performance within the Business, Technology and Management and Medical and Healthcare segments more than offset a decline in profits within the Professional Education and Other Educational Services segments. The Professional Education segment results reflect the impact of the economic downturn on the financial firms the segment serves. The Other Educational Services segment results reflect increased investment to drive future enrollment growth at Advanced Academics and DeVry Brasil.

•
Chamberlain College of Nursing began offering nursing programs at its new campus in Jacksonville Florida in July 2009. In addition, in July 2010, Chamberlain began teaching courses in two new locations in Arlington, Virginia and Chicago. All Chamberlain locations are co-located with DeVry University campuses.

•
On July 1, 2010, Apollo College and Western Career College were renamed Carrington College and Carrington College California, respectively. Carrington College was chosen after extensive research and testing. The name contains the word “caring,” which connotes the care and dedication faculty and staff take to help students achieve their career goals and aspirations. It also coincides with the schools’ emphasis on health care programs.

•
In November 2009, DeVry completed its second share repurchase program and during January 2010, DeVry began repurchasing shares of its common stock under its third share repurchase program, which was approved by its Board of Directors in November 2009. During fiscal year 2010, DeVry repurchased a total of 741,905 shares of its common stock at an average cost of $56.18 per share.

•
DeVry’s financial position remained strong generating $391.5 million of operating cash flow during fiscal year 2010, driven primarily by strong operating results and working capital improvements. As of June 30, 2010, cash, marketable securities and investment balances totaled $323.4 million with no debt outstanding.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE
     DeVry executed certain real estate transactions in fiscal years 2008 and 2009, which resulted in significant lease termination charges and/or losses on the sales of facilities. Also, DeVry recorded a litigation settlement reserve in fiscal year 2009. The following table illustrates the effects of the real estate transactions and litigation settlement reserve on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the real estate transactions and litigation settlement reserve. DeVry uses these supplemental financial measures internally in its budgeting process. However, the non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):

	Fiscal Year
	2010	2009	2008
Net Income	$279,909	$165,613	$125,532
Earnings per Share (diluted)	$3.87	$2.28	$1.73
Loss on Real Estate Transactions (net of tax)	$—	$2,543	$2,279
Effect on Earnings per Share (diluted)	$—	$0.03	$0.03
Litigation Settlement Reserve (net of tax)	$—	$3,131	$—
Effect on Earnings per Share (diluted)	$—	$0.05	$—
Net Income Excluding the Loss on Real Estate Transactions and Litigation Settlement Reserve (net of tax)	$279,909	$171,287	$127,811
Earnings per Share Excluding the Loss on Real Estate Transactions and Litigation Settlement Reserve (diluted)	$3.87	$2.36	$1.77
RESULTS OF OPERATIONS
     The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior two fiscal years. Percents may not add because of rounding.

	Fiscal Year
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of Educational Service	43.1%	45.8%	46.1%
Loss on Real Estate Transactions	0.0%	0.3%	0.3%
Litigation Settlement Reserve	0.0%	0.3%	0.0%
Student Services and Administrative Expense	35.4%	37.5%	38.7%

Total Operating Costs and Expense	78.5%	83.9%	85.1%

Operating Income	21.5%	16.1%	14.9%
Interest Income	0.1%	0.4%	1.0%
Interest Expense	(0.1%)	(0.2%)	0.0%
Net Investment Gain	0.1%	0.0%	0.0%

Net Interest and Other Income (Expense)	0.1%	0.2%	0.9%

Income Before Minority Interest and Income Taxes	21.5%	16.2%	15.8%
Income Tax Provision	6.9%	4.9%	4.3%

Net Income	14.6%	11.3%	11.5%

FISCAL YEAR ENDED JUNE 30, 2010 VS. FISCAL YEAR ENDED JUNE 30, 2009
REVENUES
     Total consolidated revenues for fiscal 2010 of $1,915.2 million increased $453.7 million, or 31.0%, as compared to last year. Revenues increased within all four of DeVry’s business segments as a result of continued enrollment growth and improved student retention. In addition, Carrington, which was acquired on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009, contributed $101.6 million to the revenue growth in fiscal year 2010. Professional Education segment revenues were down during the first half, but increased during the second half to end up nearly 1% for fiscal year 2010.

Business, Technology and Management
     During fiscal year 2010, Business, Technology and Management segment revenues increased by 27.7% to $1,263.6 million as compared to fiscal year 2009 driven primarily by strong enrollment growth and improved retention. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.
     Total undergraduate enrollment by term:
•	Increased by 21.9% from summer 2008 (45,907 students) to summer 2009 (55,979 students);

•	Increased by 22.7% from fall 2008 (52,146 students) to fall 2009 (64,003 students);

•	Increased by 25.6% from spring 2009 (53,259 students) to spring 2010 (66,909 students); and

•
Increased by 22.0% from summer 2009 (55,979 students) to summer 2010 (68,290 students). This was a record high enrollment at DeVry University and marked the fourteenth consecutive term of positive total undergraduate student enrollment growth from the year-ago level.

     New undergraduate enrollment by term:
•	Increased by 14.8% from summer 2008 (16,595 students) to summer 2009 (19,057 students);

•	Increased by 19.4% from fall 2008 (15,811 students) to fall 2009 (18,878 students);

•	Increased by 24.0% from spring 2009 (14,288 students) to spring 2010 (17,715 students); and

•
Increased by 9.9% from summer 2009 (19,057 students) to summer 2010 (20,935 students). The summer 2010 term was the seventeenth consecutive term in which new undergraduate student enrollments increased from the year-ago level.

     Graduate coursetaker enrollment, including the Keller Graduate School of Management:
The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
•	Increased by 12.3% from the July 2008 session (16,017 coursetakers) to the July 2009 session (17,991 coursetakers);

•	Increased by 15.2% from the September 2008 session (17,799 coursetakers) to the September 2009 session (20,496 coursetakers);

•	Increased by 16.5% from the November 2008 session (17,803 coursetakers) to the November 2009 session (20,734 coursetakers);

•	Increased by 16.5% from the January 2009 session (19,475 coursetakers) to the January 2010 session (22,679 coursetakers);

•	Increased by 15.4% from the March 2009 session (19,357 coursetakers) to the March 2010 session (22,343 coursetakers);

•	Increased by 17.4% from the May 2009 session (18,822 coursetakers) to the May 2010 session (22,103 coursetakers); and

•	Increased by 17.6% from the July 2009 session (17,991 coursetakers) to the July 2010 session (21,165 coursetakers).
     Tuition rates:
•
Effective July 2009, DeVry University’s U.S. undergraduate tuition ranges from $550 to $595 per credit hour for students enrolling in 1 to 11 credit hours. Tuition ranges from $330 to $355 per credit hour for each credit hour in excess of 11 credit hours. These tuition rates vary by location and/or program and represented a weighted average increase of approximately 6.6% as compared to the summer 2008 term. However, effective with the summer 2009 term, DeVry University consolidated several of its student fees including graduation, transcript, technology and student activity fees into a lesser student services charge. The effective weighted average tuition increase was approximately 5.5% when the fee reduction is taken into account.

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
Medical and Healthcare
     Medical and Healthcare segment revenues increased 39.8% to $507.0 million in fiscal year 2010 as compared to the prior year. Higher student enrollments at both Ross University and Chamberlain College of Nursing (“Chamberlain”) was a key driver of the segment revenue growth. In addition, Carrington, which was acquired on September 18, 2008, contributed $71.3 million to the revenue growth in fiscal year 2010. Key trends for Ross University, Chamberlain and Carrington are set forth below.
     Ross University total enrollment by term:
•	Increased by 9.4% from May 2008 (4,064 students) to May 2009 (4,448 students);

•	Increased by 9.1% from September 2008 (4,219 students) to September 2009 (4,601 students);

•	Increased by 8.0% from January 2009 (4,323 students) to January 2010 (4,669 students); and

•	Increased by 2.1% from May 2009 (4,448 students) to May 2010 (4,542 students).
     Ross University new student enrollment by term:
•	Increased by 16.8% from May 2008 (481 students) to May 2009 (562 students);

•	Increased by 9.5% from September 2008 (608 students) to September 2009 (666 students);

•	Increased by 14.4% from January 2009 (611 students) to January 2010 (699 students); and

•	Decreased by 39.5% from May 2009 (562 students) to May 2010 (340 students).
     Chamberlain College of Nursing total enrollment by term:
•	Increased by 77.8% from summer 2008 (2,419 students) to summer 2009 (4,302 students);

•	Increased by 67.2% from fall 2008 (3,360 students) to fall 2009 (5,617 students);

•	Increased by 72.2% from spring 2009 (3,885 students) to spring 2010 (6,691 students); and

•	Increased by 65.2% from July 2009 (4,302 students) to July 2010 (7,108 students).
     Chamberlain College of Nursing new student enrollment by term:
•	Increased by 51.9% from summer 2008 (1,026 students) to summer 2009 (1,558 students);

•	Increased by 55.3% from fall 2008 (1,352 students) to fall 2009 (2,100 students);

•	Increased by 75.4% from spring 2009 (1,236 students) to spring 2010 (2,168 students); and

•	Increased by 55.1% from summer 2009 (1,558 students) to summer 2010 (2,416 students).

     Carrington total enrollment by term:
•	Increased by 17.9% from July 2008 (9,028 students) to July 2009 (10,644 students);

•	Increased by 14.8% from November 2008 (10,186 students) to November 2009 (11,695 students);

•	Increased by 9.9% from March 2009 (10,928 students) to March 2010 (12,009 students); and

•	Increased by 5.5% from July 2009 (10,644 students) to July 2010 (11,234 students).
     Carrington new student enrollment by term:
•	Increased by 15.4% from July 2008 (3,821 students) to July 2009 (4,411 students);

•	Increased by 21.5% from November 2008 (4,681 students) to November 2009 (5,688 students);

•	Decreased by 2.4% from March 2009 (4,323 students) to March 2010 (4,218 students); and

•	Decreased by 2.7% from July 2009 (4,411 students) to July 2010 (4,291 students).
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

•
Effective July 2009, for students enrolled in Chamberlain’s RN-to-BSN online degree program, tuition is $575 per credit hour. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $6,900 per semester. The tuition rate represents an increase from July 2008 tuition rates of approximately 5%. Tuition for the 2009-2010 academic year is $735 per credit hour for students enrolled in the online MSN program.

•
Effective July 2009, tuition for students of Carrington College and Carrington College California was raised approximately 3.5% as compared to the prior year. On a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $338 per credit hour to $1,602 per credit hour for non-general education courses, with the wide range due to the nature of the program. General Education courses are charged at $295 per credit hour at Carrington College, $345 per credit hour at Carrington College California.

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
     An element of the growth strategy at Ross University School of Medicine was the development of a clinical education center located in Freeport, Grand Bahama. The clinical site was expected to mitigate capacity constraints at the main campus in Dominica. However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the review process in California and caution on the part of existing students considering Freeport. Four states, including California, require notification for licensing of clinical studies in their states. Ross notified all such states regarding the Freeport location, however, California later concluded that the Freeport center would be subject to a more extensive evaluation process. Management hopes to have a resolution to the Freeport matters in the coming months. Currently, Ross is not teaching students at its Freeport location. These near-term challenges resulted in lower new student enrollment in the May 2010 semester and will result in lower growth for at least the coming September semester. Management remains confident in Ross’ long-term opportunities for growth and is executing revised plans to add capacity in Dominica.
     The increase in student enrollments at Chamberlain was largely attributable to its growing RN-to-BSN online completion program. In July 2009, Chamberlain began offering nursing programs at its campus in Jacksonville, Florida. In July 2010, Chamberlain began offering its nursing programs at two new locations in Arlington, Virginia and Chicago. All of these campuses are co-located with DeVry University.
     Management believes the increased total student enrollments at Carrington were most significantly impacted by the continued demand for healthcare personnel. In addition, management believes that the economic downturn has had a positive impact on enrollments, as individuals have returned to post-secondary education for job retooling. Management believes that the benefit on enrollment growth from the economic downturn will come to an end as the economy recovers and unemployment levels decline.
     Professional Education
     Professional Education segment revenues rose 0.8% to $84.8 million in fiscal year 2010 as compared to the prior year. Professional Education segment revenues were down during the first half, but increased during the second half of fiscal year 2010 as demand for Becker’s CPA review course improved. The revenue growth rate for the Professional Education segment slowed during fiscal year 2010 as compared to prior years due to the economic downturn, particularly among the accounting and financial firms that the segment serves.
     Other Educational Services
     Other Educational Services segment revenues grew by $34.7 million or 138.0% to $59.8 million in fiscal year 2010 as compared to the prior year. DeVry Brasil, which was acquired on April 1, 2009, contributed $30.3 million to the revenue growth. In addition, segment revenues increased driven by enrollment growth at Advanced Academics. However, the revenue growth rate at Advanced Academics slowed during the second half of fiscal year 2010 as a result of state budget constraints and lower summer school enrollments.
COSTS AND EXPENSES
Cost of Educational Services
     The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.
     DeVry’s Cost of Educational Services increased 23.4% to $826.1 million during fiscal year 2010 as compared to the prior year. Carrington, which was acquired by DeVry on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009, accounted for nearly one-third of the increase in Cost of Educational Services during fiscal year 2010. Cost increases were also incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of locations as compared to the prior year. In addition, higher costs were incurred to support increasing student enrollments and the higher cost of medical clinical rotations for Ross University. Also, cost increases were incurred for the operation of the Chamberlain campus in Jacksonville, Florida, which began offering programs in July 2009 and start-up costs for the July 2010 opening of campuses in Arlington, Virginia and Chicago. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2010 as a result of an increase in the value of the awards granted during the current year.
     As a percent of revenue, Cost of Educational Services decreased to 43.1% in fiscal year 2010 from 45.8% during the prior year period. The decrease was the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.

Student Services and Administrative Expense
     This expense category includes student admissions, advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.
     Student Services and Administrative Expense grew 23.7% to $678.2 million during fiscal year 2010 as compared to the prior year. The fiscal year 2009 acquisitions of Carrington and DeVry Brasil accounted for approximately one-fifth of the increase in Student Services and Administrative Expense for fiscal year 2010. The balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments. In addition, cost increases were incurred in information technology and student services. Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2010 as a result of an increase in value of the awards granted during the current year.
     Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during fiscal year 2010 as compared to the year-ago period, as a result of increased amortization of finite-lived intangible assets resulting from the acquisitions of Carrington and Fanor. Amortization expense is included entirely in the Student Services and Administrative Expense category.
     As a percent of revenue, Student Services and Administrative Expense decreased to 35.4% in fiscal year 2010 from 37.5% during the prior year period. The decrease was the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and support personnel.
OPERATING INCOME
     Total consolidated operating income for fiscal year 2010 of $410.9 million increased $176.1 million, or 75.0%, as compared to the prior year. Operating income increased at DeVry’s respective Business, Technology and Management and Medical and Healthcare segments. These increases were partially offset by a decline in operating profit at DeVry’s Professional Education and Other Educational Services segments.
Business, Technology and Management
     Business, Technology and Management segment operating income increased 129.3% to $291.1 million during fiscal year 2010, as compared to the prior year. The increase in operating income was the result of higher revenue and a significant increase in operating leverage, while at the same time, continuing to make investments in academic quality and student service, including additional full time faculty, new programs and additional career services professionals to drive future enrollment growth. Also, the prior year period results included a $4.9 litigation settlement reserve and a $4.0 million pre-tax charge related to the buy-out of a portion of a lease of the DeVry University campus in Long Island City, New York. Excluding the impact of the litigation settlement reserve and real estate transaction in the prior year of $8.9 million, Business, Technology and Management segment fiscal year 2010 operating income increased 114.4% as compared to the year-ago period.
Medical and Healthcare
     Medical and Healthcare segment operating income increased 21.2% to $111.1 million during fiscal year 2010 as compared to the prior year. Increases in student enrollments and tuition produced higher revenues and operating income for the current year period as compared to the prior year even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain. Carrington, which was acquired on September 18, 2008, also accounted for $9.7 million, or 50%, of the operating profit growth for this segment.
Professional Education
     Professional Education segment operating income declined 13.0% to $26.7 million during fiscal year 2010 as compared to the prior year. The decrease in operating income was the result of slowed revenue growth and investments to expand the business-to-business sales channel.
Other Educational Services
     For fiscal year 2010, Other Educational Services segment recorded an operating loss of $6.8 million as compared to an operating loss of $1.0 million during fiscal year 2009. The higher operating loss was the result of lower revenues experienced at Advanced Academics during the second half of the fiscal year and increased investments at both Advanced Academics and DeVry Brasil to drive future enrollment growth.

NET INTEREST AND OTHER INCOME (EXPENSE)
     Interest income decreased 60.4%, to $2.1 million during fiscal year 2010 as compared to the prior year. Despite an increase in invested balances as compared to the prior year periods, interest income decreased because of lower interest rates earned on invested balances during fiscal year 2010. The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of DeVry Brasil (Fanor), increased share repurchases and debt repayment.
     Interest expense decreased by $1.2 million, or 42.9%, to $1.6 million during fiscal year 2010 as compared to the prior year. The decrease in interest expense was attributable to lower average borrowings outstanding and lower average interest rates during the current year periods as compared to the prior year.
     DeVry recorded net investment gains of $1.2 million during fiscal year 2010. These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option (as discussed in Note 2 to the Consolidated Financial Statements). As of early July 2010, DeVry had fully liquidated its auction rate security portfolio at par value.
INCOME TAXES
     Taxes on income were 32.1% of pretax income for fiscal year 2010, compared to 30.2% for the prior year. The higher effective tax rates in fiscal year 2010 were attributable to a greater proportion of pre-tax income being generated by U.S. operations versus the international operations of Ross University in the current year as compared to the prior year. DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of our subsidiaries, Ross University School of Medicine (the “Medical School”) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the “Veterinary School”) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West indies, and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.
     DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.
FISCAL YEAR ENDED JUNE 30, 2009 VS. FISCAL YEAR ENDED JUNE 30, 2008
REVENUES
     Total consolidated revenues for fiscal 2009 of $1,461.5 million increased $369.6 million, or 33.9%, as compared to the prior year. Revenues increased at all four of DeVry’s business segments as a result of continued growth in total student enrollments, improved student retention and tuition price increases. In addition, Carrington, which was acquired on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009, contributed a total of $150.7 million of revenue growth in fiscal year 2009. The revenue growth rate for Becker Professional Education slowed significantly during fiscal year 2009 due to the economic downturn.
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

Medical and Healthcare
     Medical and Healthcare segment revenues increased 113.6% to $362.7 million in fiscal year 2009 as compared to the prior year. Carrington, which was acquired on September 18, 2008, contributed $141.7 of revenue growth in fiscal year 2009. Excluding the impact of the acquisition, fiscal year 2009 segment revenues grew 30.1% over the prior year. In addition, increases in student enrollments and tuition rates at both Ross University and Chamberlain College of Nursing (“Chamberlain”) also contributed to segment revenue growth. Key trends for Ross University, Chamberlain and Carrington are set forth below.
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
     Carrington total enrollment by term:
•	Increased by 15.9% from July 2007 (7,792 students) to July 2008 (9,028 students);

•	Increased by 19.4% from November 2007 (8,534 students) to November 2008 (10,186 students);

•	Increased by 21.8% from March 2008 (8,973 students) to March 2009 (10,928 students); and

•	Increased by 17.9% from July 2008 (9,028 students) to July 2009 (10,644 students).
     Carrington new student enrollment by term:
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
Other Educational Services
     Other Educational Services segment revenues grew by $17.0 million or 210.4% to $25.1 million in fiscal year 2009 as compared to the prior year. The primary reason for the increase was continued enrollment growth at Advanced Academics. In addition, DeVry Brasil, which was acquired on April 1, 2009, contributed $8.9 million of revenue growth.
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

     DeVry’s Cost of Educational Services increased 33.1% to $669.7 million during fiscal year 2009 as compared to the prior year. Carrington, which was acquired by DeVry on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009 accounted for more than half of the increase in Cost of Educational Services during fiscal year 2009. Cost increases were also incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University locations as compared to the prior year. In addition, higher costs were incurred to support increasing student enrollments and capacity expansion to drive future growth at Ross University. During the third quarter of fiscal 2009, Ross University began teaching courses at its newly opened clinical training center in Freeport, Grand Bahama. Also, cost increases were incurred for the operation of two additional Chamberlain campuses which began offering programs in March 2008 and a newly opened campus in Jacksonville, Florida, which began offering programs in July 2009. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2009 as a result of an increase in the fair value of the awards granted during the current year and an increase in the number of awards to retirement eligible employees, which are fully expensed upon grant.
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
Litigation Settlement Reserve
     During the fourth quarter of fiscal year 2009, DeVry recorded an accrual of $4.9 million for a litigation settlement that was eventually completed after obtaining government approval.

Student Services and Administrative Expense
     This expense category includes student recruiting and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.
     Student Services and Administrative Expense grew 29.7% to $548.1 million during fiscal year 2009 as compared to the prior year. The fiscal year 2009 acquisitions of Carrington and DeVry Brasil accounted for nearly one-third of the increase in Student Services and Administrative Expense. The balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments. In addition, cost increases were incurred in information technology and student services. Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2009 as a result of an increase in the fair value of the awards granted and an increase in the number of awards to retirement eligible employees, which are fully expensed upon grant.
     As a percent of revenue, Student Services and Administrative Expense decreased to 37.5% in fiscal year 2009 from 38.7% during the prior year. The decrease was the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and home office support personnel.
     Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during fiscal year 2009 as compared to the year ago period. Increased amortization of finite-lived intangible assets resulting from the acquisitions of Carrington and DeVry Brasil was partially offset by a decrease in amortization of finite-lived intangible assets related to Ross University and Chamberlain, as such assets are fully amortized. Amortization expense is included entirely in the Student Services and Administrative Expense category.
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
Business, Technology and Management
     Business, Technology and Management segment operating income increased 53.1% to $126.9 million during fiscal year 2009, as compared to the prior year. The increase in operating income was the result of higher revenue and gross margins, which were partially offset by increased spending on advertising and recruiting as compared to the prior year. Fiscal year 2009 results include a $4.9 litigation settlement reserve and a $4.0 million pre-tax charge related to the buy-out of a portion of a lease of the DeVry University campus in Long Island City, New York. Fiscal year 2008 results included a $3.7 million pre-tax loss from sale leaseback transactions. Excluding the impact of the litigation settlement reserve and real estate transactions in both fiscal year 2009 of $8.9 million and the prior year period of $3.7 million, Business, Technology and Management segment fiscal year 2009 operating income of $135.8 million increased 56.7% as compared to the year-ago period.
Medical and Healthcare
     Medical and Healthcare segment operating income increased 75.4% to $91.7 million during fiscal year 2009 as compared to the prior year. Increases in student enrollments and tuition produced higher revenues and operating income for the current year period as compared to the prior year even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain. Carrington Colleges Group, Inc., which was acquired on September 18, 2008, also accounted for a significant portion of the operating profit growth for this segment.
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

  Other Educational Services
     For fiscal year 2009, Other Educational Services segment recorded an operating loss of $1.0 million as compared to operating income of $0.5 million during fiscal year 2008. The decrease in operating loss was the result of increased investments at Advanced Academics to drive future enrollment growth partially offset by operating income from DeVry Brasil, in which DeVry acquired a majority stake on April 1, 2009.
NET INTEREST AND OTHER INCOME (EXPENSE)
     Interest income decreased 49.8%, to $5.3 million during fiscal year 2009 as compared to the prior year. Despite an increase in invested balances as compared to the prior year, interest income decreased because of lower interest rates earned on invested balances throughout fiscal year 2009. The increase in invested cash balances, marketable securities and investments was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with the acquisition of Carrington and DeVry Brasil.
     Interest expense increased by $2.2 million to $2.8 million during fiscal year 2009 as compared to the prior year. The increase in interest expense was attributable to higher average borrowings during the current year. DeVry borrowed approximately $166 million in September 2008 to finance the acquisition of Carrington. As of June 30, 2009, total outstanding borrowings were $124.8 million.
     During fiscal year 2009, DeVry recorded a net investment gain of $43,000. This net gain was comprised of a $1,266,000 gain from the settlement of a foreign exchange contract entered into in connection with DeVry’s signing of a definitive agreement to purchase a majority share in DeVry Brasil. Partially offsetting this gain was a $1,223,000 net loss associated with the changes in the valuation of DeVry’s auction rate security portfolio and related put option (as discussed in Note 2 to the Consolidated Financial Statements).
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
CRITICAL ACCOUNTING POLICIES
     Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2010, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.
  Revenue Recognition
     DeVry University tuition, Ross University tuition for the basic science semesters, Carrington College, Carrington College California, Chamberlain College of Nursing and DeVry Brasil tuition all are billed at the start of each academic term. Such revenue is recognized ratably on a straight-line basis over the academic term. Revenue from Ross University clinical terms is recognized based upon the student’s weekly schedule of actual attendance. Refunds of tuition are reported as a reduction of revenues. Revenues from sales of textbooks, electronic course materials and other educational supplies, and commissions received on sales by bookstores (which are operated by an outside party), are recognized upfront when the product or service is delivered. Tuition revenue from Advanced Academics Inc. is recognized ratably on a straight-line basis over the course term or the license period depending on the type of contract.
     Tuition revenue from Becker Professional Education is recognized ratably on a straight-line basis over the course term. Becker Professional Education self-study CD ROM, textbook and other educational product revenues are recognized when the product or service is delivered. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided.

  Expense Recognition
     Advertising costs are charged to expense in the period in which materials are purchased or services are rendered. Similarly, start-up expenses related to new operating locations and new curriculum development costs are charged directly to expense as incurred.
  Allowance for Uncollectible Accounts
     The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We perform this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required.
  Internally Developed Software
     Selected costs associated with developing DeVry’s information technology systems have been capitalized in accordance with the rules on accounting for costs of computer software developed for internal use. Capitalized software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Upon completion of the projects the costs are transferred to equipment and amortized using the straight-line method over the estimated useful lives of the software.
  Stock-Based Compensation
     Stock-based compensation is recorded as compensation expense over the vesting period. Expenses relating to stock-based awards are included in the appropriate expense categories.
     If factors change and different assumptions are utilized in future periods, the stock-based compensation expense that DeVry records may differ significantly from what was recorded in the prior period.
  Impairment of Goodwill and Other Intangible Assets
     In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2010 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the carrying amounts.
     DeVry did not perform interim impairment reviews during fiscal year 2010. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 32% as of the end of fiscal year 2009 and management did not believe business conditions had deteriorated in any of its reporting units to the extent that the fair values of the reporting units or intangible assets would have differed materially from their fiscal year 2009 fair values. In this regard, revenues grew for all reporting units in fiscal year 2010 and operating results and cash flows improved over the prior year for all but the Becker Professional Education (Becker) and Advanced Academics (AAI) reporting units. Though the Becker reporting unit, which carries a goodwill balance of $24.7 million, has experienced a slowdown in growth and declining operating profits, this slowdown is considered to be temporary. This reporting unit remains highly profitable with operating margins exceeding 31%. In regards to the AAI reporting unit, which carries a goodwill balance of $17.1 million, revenues grew by more than 25% from the prior year. The decline in operating profit was the result of increased investment to initiate programs designed to further enhance future revenue growth. Moreover, the fair values of both of these reporting units significantly exceeded their carrying values as of the fiscal year 2009 impairment analysis. Management believes the negative trends at both Becker and AAI will be temporary and believes its planned business and operational strategies will reverse these negative trends in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.
     Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of June 30, 2010, DeVry’s market capitalization exceeded its book value by approximately 300%. This premium was consistent with that as of June 30, 2009. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; unexpected competition; and changes in the market acceptance of our educational programs and the graduates of those programs.

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
     DeVry had seven reporting units which contained goodwill as of the fourth quarter fiscal year 2010 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 11% to 16% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 40%. The results of this analysis indicate no impairment of goodwill existed as of June 30, 2010. An increase of 100 basis points in the discount rate used in this analysis would result in a minimum 27% premium of fair value over carrying value. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.
     For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for Trade Names, Trademarks and Intellectual Property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for Accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years. The assumed royalty rates and the growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 11% to 16% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.
     All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2010 fourth quarter impairment analysis by at least 50% except those acquired with the acquisitions of Carrington and DeVry Brasil where fair values exceeded carrying values by at least 14%. The smaller premium for the newly acquired assets would be expected considering all have been acquired within twenty months of the fourth quarter valuation date. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2010. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.
     At June 30, 2010, intangible assets from business combinations totaled $194.2 million, and goodwill totaled $514.9 million. Together these assets equal approximately 44% of total assets, and any impairment could significantly affect future results of operations.

  Impairment of Long-Lived Assets
     DeVry evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. No such circumstances existed in fiscal year 2010.
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

•
the estimates and judgments used to record the provision for uncollectible accounts receivable. DeVry believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to DeVry. DeVry’s greatest accounts receivable risk is with its DeVry University undergraduate students. If an additional allowance of 1% of DeVry University undergraduate gross receivables was necessary, an additional provision of approximately $0.7 million would be required;

•	the useful lives of equipment and facilities whose value is a significant portion of DeVry’s total assets;

•	the value and useful lives of acquired finite-lived intangible assets;

•	the value of goodwill and other indefinite-lived intangible assets;

•	the pattern of the amortization of finite-lived intangible assets over their economic life;

•	losses to be realized in the future on the collection of presently owed student receivable balances;

•	the value of deferred tax assets and evaluation of uncertainties under authoritative guidance;

•	certain marketable securities are valued using observable and unobservable inputs, such as internally-developed pricing models;

•	costs associated with any settlement of claims and lawsuits in which DeVry is a defendant;

•	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and

•	the value of stock-based compensation awards and related compensation expense.
     The methodology management used to derive each of the above estimates for fiscal 2010 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.
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
     In connection with the turmoil in the credit markets and economic downturn over the past two years, some lenders changed or exited certain private loan programs. Also, certain lenders have tightened underwriting criteria for private loans. To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments. DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including DeVry’s institutional loan programs.
     The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2009 and 2008, respectively. Final data for fiscal year 2010 is not yet available.

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
     At June 30, 2010, total accounts receivable, net of related reserves, was $119.2 million, compared to $104.4 million at June 30, 2009. The increase in net accounts receivable was attributable to the impact on receivables from revenue growth across all four business segments as compared to the year-ago period.
     To reduce the level of interim student financing under the DeVry University undergraduate EDUCARD® program, many students participate in supplementary loan programs funded by private lenders. The supplementary loans are aimed at students whose federal and state funded financial aid is not sufficient to cover all their costs of education. DeVry has entered into a limited default risk sharing arrangement for some of these loans. At June 30, 2010, DeVry had reserved for and recognized as expense the amount of DeVry’s share of the default risk.
Financial Aid
     DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely effected. Please see Item 1A Risk Factors for a discussion of student financial aid related risks.
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
     A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University, Chamberlain, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs in any year may not participate in these programs for the following year. The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2009 and 2008, respectively. Final data for fiscal year 2010 is not yet available.

	Fiscal Year
	2009	2008
DeVry University:
Undergraduate	77%	75%
Graduate	70%	75%
Ross University	80%	81%
Chamberlain College of Nursing	69%	62%
Carrington College Group, Inc.:
Carrington College	85%	79%
Carrington College California	83%	77%
     Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2010, cash in the amount of $2.1 million was held in restricted bank accounts, compared to $5.3 million at June 30, 2009.
     As described in more detail in “Item 1. Description of Business,” institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers equity, primary reserve, and net income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score at June 30, 2010, and determined that it exceeds 1.5. Management believes DeVry will continue to demonstrate the required level of financial stability.
Cash from Operations
     Cash generated from operations in fiscal year 2010 was $391.5 million, compared to $249.5 million in the prior year period. Cash flow from operations increased $114.4 million due to higher net income. In addition, cash flow from operations increased by a $30.9 million from a greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $14.4 million greater source of cash. Also, cash flow from operations increased $2.5 million as a result of a decrease in accounts receivable, net of related reserves. These increases in operating cash flow were partially offset by a decrease in deferred tuition revenue and advanced tuition payments of $10.4 million driven by timing in the receipt of student payments prior to the start of the term as compared to the prior year period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.
Investing Activities
     Capital expenditures in fiscal year 2010 were $131.0 million compared to $74.0 million in the year-ago period. The increase in capital expenditures was the result of a higher level of spending on Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain Arlington, Virginia, and Chicago campuses; new location openings and capacity expansion at Carrington; and facility improvements at DeVry University. In addition, capital expenditures were incurred in connection with the relocation of the DeVry Inc. home offices.
     For fiscal year 2011, management expects capital expenditures to increase in comparison to fiscal year 2010 to support future growth including continued implementation of a new student information system at DeVry University and Chamberlain College of

Nursing; continued capacity expansion at Ross University; facility improvements and new locations for DeVry University, Chamberlain College of Nursing, Carrington and DeVry Brasil. Management anticipates full year fiscal 2011 capital spending in the $140 to $150 million range.
     During fiscal year 2010, DeVry recognized a net gain of $1.2 million related to its investments in municipal auction rate securities. During the fourth quarter of fiscal year 2010, DeVry liquated $46.0 million of auction-rate securities at par value. As of June 30, 2010, the fair market value of DeVry’s auction-rate securities was $13.5 million, and such securities were liquidated at par value in early July 2010.
Cash from Financing Activities
     During fiscal year 2010, DeVry had cumulative borrowings of $70 million and made cumulative repayments of $150 million under its existing revolving line of credit. As of June 30, 2010, there were no outstanding borrowings under DeVry’s revolving credit facility. DeVry made cumulative repayments of $45.1 under a short-term uncommitted line of credit. As of June 30, 2010, there were no outstanding borrowings under the short-term uncommitted line of credit and such facility has been terminated.
     DeVry repurchased a total of 741,905 shares of its stock, on the open market, for approximately $41.7 million during fiscal year 2010. In November 2009, DeVry completed its second share repurchase program, the first having been completed in April 2008. DeVry’s Board of Directors authorized a third stock buy-back program in November 2009, providing up to $50 million of share repurchases through December 31, 2011. DeVry began repurchasing shares under the third program in January 2010, and as of June 30, 2010, the total remaining authorization under this repurchase program was $24.6 million. On August 11, 2010, DeVry’s Board of Directors authorized a fourth share repurchase program, which will allow DeVry to buy back up to $50 million of its common stock through June 30, 2012. The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.
     Cash dividends paid during fiscal year 2010 were $12.8 million. DeVry’s Board of Directors declared a dividend on May 12, 2010 of $0.10 per share to common stockholders of record as of June 15, 2010. The total dividend of $7.1 million was paid on July 8, 2010.
     DeVry believes that it has sufficient liquidity despite the disruption in the credit markets over the past two years. Management believes that current balances of unrestricted cash, cash generated from operations and revolving loan facility will be sufficient to fund both DeVry’s current operations and current growth plans for the foreseeable future unless future significant investment opportunities, similar to the acquisition of Carrington, should arise.
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

     The following table summarizes the terms of the revolving credit agreement, as amended in January 2007, and its status as of June 30, 2010:
Revolving Credit Agreement, as amended in January 2007

	DeVry, Inc.	GEI
Borrowing limit	$175 million, with options to increase to $275 million, less any outstanding GEI borrowings under the revolving credit agreement	$50 million sub limit
Interest Rate	At DeVry’s discretion, either the prime rate or a LIBOR rate plus 0.50% - 1.25%, depending upon the achievement of certain financial ratios.	At DeVry’s discretion, either the prime rate or a LIBOR rate plus 0.50% - 1.25%, depending upon the achievement of certain financial ratios.
Maturity	January 11, 2012	January 11, 2012
Outstanding borrowings at June 30, 2010	$0	$0
Interest Rate at June 30, 2010	N/A	N/A
Outstanding Letters of credit at June 30, 2010	$4.5 Million	$0
     No amount has ever been drawn under the letter of credit issued on behalf of DeVry.
     DeVry and GEI are not required to repay any borrowings under the revolving credit agreement until its maturity dates, but we can make prepayments without penalty at any time.
     The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2010.
Other Contractual Arrangements
     DeVry’s long-term contractual obligations consist of its $175 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At June 30, 2010, there were no outstanding borrowings under DeVry’s revolving credit agreement, and there were no required payments under this borrowing agreement prior to its maturity. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $4.5 million as of June 30, 2010.
     DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2010. DeVry had no open derivative positions at June 30, 2010.
     DeVry’s consolidated cash balances of $307.7 million at June 30, 2010, included approximately $209.8 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes on a long-term basis.
     As of the end of the fiscal year, DeVry had posted more than $10 million of surety bonds to various governmental jurisdictions on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Review in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.
     A summary of DeVry’s contractual obligations at June 30, 2010, is presented below:

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(Dollars in thousands)
Operating Leases	$580,800	$71,300	$199,800	$109,800	$199,900	$—
Employment Agreements	4,191	1,010	849	584	1,748	—
Uncertain Tax Positions	5,200	—	—	—	—	5,200

Total Cash Obligation	$590,191	$72,310	$200,649	$110,384	$201,648	$5,200

     Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility will be sufficient to fund both DeVry’s current operations and growth plans, future dividend payments and share repurchases for the foreseeable future unless future significant investment opportunities should arise.
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued and revised authoritative guidance for business combinations and identifying, measuring and recognizing intangible assets and goodwill. The new accounting requirements changed how business acquisitions are to be accounted for both on the acquisition date and in subsequent periods. This guidance also established accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary. These minority interests will be recharacterized as noncontrolling interests and generally classified as a component of equity. This guidance was effective for DeVry beginning in fiscal year 2010 and all disclosure requirements were fully implemented in the first quarter Consolidated Financial Statements.
     In January 2010, the FASB issued and revised authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy. The guidance is effective for fiscal years that begin after December 15, 2010, and it should be used for quarterly and annual filings. DeVry management does not believe the application of this guidance will have a significant impact on its financial disclosures.
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
     The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 1.0% of DeVry’s overall assets, and its Canadian liabilities constitute approximately 5% of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.
     The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute less than 3.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 3% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in Fanor’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $100,000.
     The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2010, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.
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
ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The following financial statements and supplemental schedules of DeVry and its subsidiaries are included below on pages 70 through 103 of this report:

[1]
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
Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.
     DeVry’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that DeVry’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act are effective to ensure that information required to be disclosed in the reports that DeVry files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to DeVry’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting
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
     As of June 30, 2010, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2010, its internal control over financial reporting was effective based upon these criteria.
     The effectiveness of DeVry’s internal control over financial reporting as of June 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2010 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.
ITEM 9B — OTHER INFORMATION
     None.

DEVRY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$307,702	$165,202
Marketable Securities and Investments	15,666	60,174
Restricted Cash	2,102	5,339
Accounts Receivable, Net	119,210	104,413
Deferred Income Taxes, Net	22,340	21,562
Prepaid Expenses and Other	32,627	28,756

Total Current Assets	499,647	385,446

Land, Building and Equipment:
Land	53,914	53,694
Building	283,044	250,542
Equipment	346,979	328,637
Construction in Progress	38,188	10,587

	722,125	643,460
Accumulated Depreciation	(333,988)	(335,889)

Land, Building and Equipment, Net	388,137	307,571

Other Assets:
Intangible Assets, Net	194,195	203,195
Goodwill	514,864	512,568
Perkins Program Fund, Net	13,450	13,450
Other Assets	17,533	12,069

Total Other Assets	740,042	741,282

TOTAL ASSETS	$1,627,826	$1,434,299

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$104,811
Accounts Payable	90,364	71,564
Accrued Salaries, Wages and Benefits	92,368	74,174
Accrued Expenses	53,565	39,162
Advance Tuition Payments	20,930	27,642
Deferred Tuition Revenue	86,627	74,664

Total Current Liabilities	343,854	392,017

Other Liabilities:
Revolving Loan	—	20,000
Deferred Income Taxes, Net	43,368	51,895
Deferred Rent and Other	56,216	40,257

Total Other Liabilities	99,584	112,152

TOTAL LIABILITIES	443,438	504,169
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NON-CONTROLLING INTEREST	5,007	3,188
SHAREHOLDERS’ EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 71,030,000 and 71,233,000 Shares Outstanding at June 30, 2010 and 2009, Respectively	734	729
Additional Paid-in Capital	224,209	197,096
Retained Earnings	1,055,591	791,677
Accumulated Other Comprehensive Income	9,896	7,157
Treasury Stock, at Cost (2,394,000 and 1,663,000 Shares, Respectively)	(111,049)	(69,717)

TOTAL SHAREHOLDERS’ EQUITY	1,179,381	926,942

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,627,826	$1,434,299

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands except for per share amounts)
REVENUES:
Tuition	$1,795,814	$1,354,925	$1,004,029
Other Educational	119,367	106,528	87,804

Total Revenues	1,915,181	1,461,453	1,091,833

OPERATING COSTS AND EXPENSES:
Cost of Educational Service	826,089	669,673	503,133
Loss on Real Estate Transactions	—	3,977	3,743
Litigation Settlement Reserve	—	4,900	—
Student Services and Administrative Expense	678,190	548,070	422,622

Total Operating Costs and Expense	1,504,279	1,226,620	929,498

Operating Income	410,902	234,833	162,335
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	2,080	5,251	10,463
Interest Expense	(1,585)	(2,775)	(522)
Net Investment Gain	1,225	43	—

Net Interest Income	1,720	2,519	9,941

Income Before Income Taxes	412,622	237,352	172,276
Income Tax Provision	132,639	71,700	46,744

NET INCOME	279,983	165,652	125,532
Net Income Attributable to Non-controlling Interest	(74)	(39)	—

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$279,909	$165,613	$125,532

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS
Basic	$3.92	$2.32	$1.76
Diluted	$3.87	$2.28	$1.73

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.20	$0.16	$0.12
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$279,983	$165,613	$125,532
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	10,148	7,550	5,724
Depreciation	51,225	39,825	34,808
Amortization	10,997	10,625	5,066
Provision for Refunds and Uncollectible Accounts	88,202	72,395	51,881
Deferred Income Taxes	(9,549)	344	3,110
Loss on Disposal of Land, Buildings and Equipment	666	2,394	3,882
Unrealized Net (Gain) Loss on Investments	(1,225)	1,224	—
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	3,247	(1,097)	10,374
Accounts Receivable	(102,588)	(89,249)	(59,952)
Prepaid Expenses and Other	5,654	7,292	(21,867)
Accounts Payable	18,776	(3,084)	35,997
Accrued Salaries, Wages, Benefits and Expenses	30,854	20,130	533
Advance Tuition Payments	(6,805)	5,889	2,546
Deferred Tuition Revenue	11,963	9,675	1,012

NET CASH PROVIDED BY OPERATING ACTIVITIES	391,548	249,526	198,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(131,009)	(74,044)	(62,806)
Net Proceeds from Sales of Land and Building	—	—	52,571
Payment for Purchase of Business, Net of Cash Acquired	—	(315,318)	(27,603)
Marketable Securities Purchased	(79)	(63)	(247,013)
Marketable Securities Sales	46,000	—	184,854
Other	(700)	39	—

NET CASH USED IN INVESTING ACTIVITIES	(85,788)	(389,386)	(99,997)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	13,041	12,157	17,703
Proceeds from Stock Issued Under Employee Stock Purchase Plan	997	2,066	1,021
Repurchase of Common Stock for Treasury	(41,683)	(33,684)	(24,465)
Cash Dividends Paid	(12,839)	(10,015)	(7,840)
Excess Tax Benefit from Stock-Based Payments	3,455	3,571	4,201
Borrowing Under Revolving Credit Facility	70,000	290,000	25,000
Repayments Under Revolving Credit Facility	(150,000)	(210,000)	(26,895)
Repayments of Fanor Debt	—	(12,740)	—
Borrowing Under Collateralized Line of Credit	300	46,419	—
Repayments Under Collateralized Line of Credit	(45,111)	(1,608)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(161,840)	86,166	(11,275)

Effects of Exchange Rate Differences	(1,420)	1,697	670

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	142,500	(51,997)	88,044
Cash and Cash Equivalents at Beginning of Year	165,202	217,199	129,155

Cash and Cash Equivalents at End of Year	$307,702	$165,202	$217,199

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
Interest	$867	$2,167	$369
Income Taxes, Net	130,502	60,609	58,387
Non-cash Investing and Financing Activity:
Declaration of Cash Dividend to be Paid	7,117	5,705	4,283
Accretion of Non-controlling Interest Put Option	1,745	—	—
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended June 30, 2010, 2009, 2008

				Accumulated
	Common Stock			Other
	Amount	Additional		Comprehensive
	$.01 Par	Paid-In	Retained	Income	Treasury
	Value	Capital	Earnings	(Loss)	Stock	Total
	(Dollars in thousands except per share amounts)
Balance at June 30, 2007	$716	$143,580	$521,416	$(918)	$(12,391)	$652,403
Comprehensive Income:
Net income in 2008			125,532			125,532
Foreign currency translation				(388)		(388)
Unrealized investment gains (losses), net of tax				(1,657)		(1,657)

Comprehensive Income						123,487

Stock-based compensation		5,724				5,724
Cash dividends of $0.12 per common share			(8,566)			(8,566)
Proceeds from exercise of stock options	8	18,787			(1,092)	17,703
Proceeds from stock issued under Employee Stock
Purchase Plan		314			707	1,021
Cumulative effect of FIN 48			(881)			(881)
Repurchase of common shares for treasury					(24,465)	(24,465)

Balance at June 30, 2008	724	168,405	637,501	(2,963)	(37,241)	766,426
Comprehensive Income:
Net income in 2009			165,613			165,613
Foreign currency translation				8,972		8,972
Reclassification adjustment, net of tax				6,378		6,378
Unrealized investment gains (losses), net of tax				(5,230)		(5,230)

Comprehensive Income						175,733

Stock-based compensation		7,550				7,550
Cash dividends of $0.16 per common share			(11,437)			(11,437)
Proceeds from exercise of stock options	5	12,510			(358)	12,157
Tax benefit from exercise of stock options		8,131				8,131
Proceeds from stock issued under Employee Stock
Purchase Plan		500			1,566	2,066
Repurchase of common shares for treasury					(33,684)	(33,684)

Balance at June 30, 2009	729	197,096	791,677	7,157	(69,717)	926,942
Comprehensive Income:
Net income in 2010			279,909			279,909
Foreign currency translation				2,623		2,623
Unrealized investment gains (losses), net of tax				116		116

Comprehensive Income						282,648

Accretion of Noncontrolling Interest			(1,745)			(1,745)
Stock-based compensation		10,148				10,148
Cash dividends of $0.20 per common share			(14,250)			(14,250)
Proceeds from exercise of stock options	5	13,489			(453)	13,041
Tax benefit from exercise of stock options		3,283				3,283
Proceeds from stock issued under Employee Stock
Purchase Plan		193			804	997
Repurchase of common shares for treasury					(41,683)	(41,683)

Balance at June 30, 2010	$734	$224,209	$1,055,591	$9,896	$(111,049)	$1,179,381

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
Notes to Consolidated Financial Statements
NOTE 1: NATURE OF OPERATIONS
     DeVry Inc. (“DeVry”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. DeVry’s wholly owned subsidiaries consist of:

• Advanced Academics Inc.

• Becker Professional Education

• Chamberlain College of Nursing

• DeVry University

• Ross University

• Carrington Colleges Group, Inc.
     In addition, DeVry owns a majority stake in DeVry Brasil (formerly known as Fanor); a Brazilian based postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in secondary through postsecondary education as well as accounting and finance professionals.
     DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology; healthcare technology; business and management. At June 30, 2010, DeVry University programs were offered at more than 95 locations in the United States and Canada and through DeVry University’s online platform.
     Ross University comprises the Ross University School of Medicine with a campus in the Caribbean country of Dominica and a location in Freeport, Bahamas and the Ross University School of Veterinary Medicine with a campus in the Caribbean country of St. Kitts. The schools are collectively referred to as “Ross University”. Ross University students complete their basic science curriculum in modern, fully equipped campuses in the Caribbean and complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with Ross University.
     Chamberlain College of Nursing (“Chamberlain”) through its 5 locations in the United States; offers associate, bachelor’s and master’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree or nursing diploma program. Non-clinical coursework is offered both on campus and online.
     Carrington (formerly known as U.S. Education) comprises Carrington College (formerly known as Apollo College), with 10 campuses in six western states, and Carrington College of California (formerly known as Western Career College), with eight campuses in California. Carrington College offers degree and diploma programs in health care, dental, and veterinary career fields. Carrington College of California provides career training in the areas of health care, graphics design and criminal justice. Non-clinical coursework is offered both on campus and online at all Carrington Colleges.
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
     DeVry Brasil is based in Fortaleza, Ceará, Brazil, and is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1. These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 11,000 students through undergraduate and graduate programs in business management, law and engineering.
NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Principles of Consolidation
     The consolidated financial statements include the accounts of DeVry and its wholly-owned and majority-owned domestic and foreign subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported on our consolidated balance sheet. The noncontrolling ownership interest in our earnings is classified as “Net Income Attributable to Noncontrolling Interest” in our Consolidated Statements of Income. Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years.
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
  Financial Aid and Restricted Cash
     Financial aid and assistance programs, in which most DeVry University, Ross University, Chamberlain, Carrington College and Carrington College California students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States and Canada govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.
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
     In fiscal year 2010, as part of continuing operations in Pennsylvania, DeVry was required to maintain a “minimum protective endowment” of at least $500,000. These funds are required as long as DeVry operates campuses in the state. DeVry accounts for these funds as restricted cash.
  Marketable Securities and Investments
     DeVry owns investments in marketable securities that have been designated as “available for sale” or “trading securities” in accordance with authoritative guidance. Available for sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (Loss). Trading securities are carried at fair value with unrealized gains and losses reported in the Consolidated Statements of Income as a component of Interest and Other Income (Expense).
     Marketable securities and investments consist of auction-rate securities and put rights on these securities which are classified as trading securities and investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2010 (dollars in thousands):

	Gross Unrealized
				Fair
	Cost	(Loss)	Gain	Value
Marketable Securities:
Bond Mutual Fund	$826	$—	$82	$908
Stock Mutual Funds	1,980	(717)	—	1,263

Total Marketable Securities	$2,806	$(717)	$82	$2,171

     Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2010, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.
     As of June 30, 2010, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of June 30, 2010.
     The following is a summary of our investments at June 30, 2010 (dollars in thousands):

	Gross Unrealized
				Fair
	Cost	(Loss)	Gain	Value
Investments:

Auction Rate Securities (ARS)	$13,495	$—	$—	$13,495
Put Right on ARS	—	—	—	—

Total Investments	$13,495	$—	$—	$13,495

     As shown in the table above, as of June 30, 2010, DeVry held auction-rate debt securities in the aggregate principal amount of $13.5 million. The auction-rate securities are investment-grade, long-term debt obligations with contractual maturities ranging from 17 to 32 years. They are secured by student loans, which are guaranteed by U.S. and state governmental agencies. Liquidity for these securities has in the past been provided by an auction process that had allowed DeVry and other investors in these instruments to obtain immediate liquidity by selling the securities at their face amounts. Disruptions in credit markets over the past two years, however, have adversely affected the auction market for these types of securities. Auctions for these securities have not produced sufficient bidders to allow for successful auctions since February 2008. However, beginning in the fourth quarter of fiscal 2010, DeVry’s broker, UBS Financial Services (UBS) began buying back these securities at face value. During the fourth quarter, $46.0 million of these securities were redeemed with UBS. The $13.5 million in outstanding securities at June 30, 2010, were redeemed by UBS in early July 2010.
     On August 8, 2008, UBS announced that it had reached a settlement, in principle, with the New York Attorney General, the Massachusetts Securities Division, the Securities and Exchange Commission and other state regulatory agencies represented by North American Securities Administrators Association to restore liquidity to all remaining clients’ holdings of auction rate securities. Under this agreement in principle, UBS committed to provide liquidity solutions to institutional investors, including DeVry. During the second quarter of fiscal year 2009, DeVry agreed to accept Auction Rate Security Rights (the Rights) from UBS. The Rights permitted DeVry to sell, or put, its auction rate securities back to UBS at par value at any time during the period from June 30, 2010 through July 2, 2012.
     Prior to accepting the Rights agreement, DeVry had the intent and ability to hold the auction rate securities until anticipated recovery. As a result, DeVry had recognized the unrealized loss previously as a temporary impairment in Other Comprehensive Income in Stockholders’ Equity. After accepting the Rights, DeVry no longer had the intent to hold the auction rate securities until anticipated recovery. As a result, DeVry had elected to reclassify its investments in auction rate securities as trading securities on the date of the acceptance of the Rights. Therefore, we recognized an other-than-temporary impairment charge of approximately $10.3 million in the second quarter of fiscal 2009. The charge was measured as the difference between the par value and market value of the auction rate securities on December 31, 2008. However, as DeVry will be permitted to put the auction rate securities back to UBS at par value, DeVry accounted for the Rights as a separate asset measured at its fair value, which resulted in a gain of approximately $8.6 million recorded at December 31, 2008. As of June 30 2009, DeVry revalued the auction rate securities and the Rights using current discount rates and risk premiums. This resulted in a gain in the value of the auction rate securities decreasing the net loss for fiscal 2009 to approximately $6.6 million and a loss in the value of the Rights decreasing the net gain for fiscal 2009 to approximately $5.4 million, both of which were recorded in fiscal 2009 operating results. As of June 30, 2010, since the auction rate securities were redeemed in early July 2010 at face value they are recorded at cost. This resulted in a net gain for fiscal 2010 of $6.6 million on these securities. This was offset by a net loss of $5.4 million on the value of the Rights which were valued at zero as of June 30, 2010. Under authoritative accounting guidance, the Rights do not meet the definition of a derivative instrument. Instead the guidance allows the Rights to be measured at fair value. This permitted DeVry to elect the fair value option for recognized financial assets to match the changes in the fair value of the auction rate securities.
     Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other income/(expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2010. See Note 4 for further disclosures on the Fair Value of Financial Instruments.
     On March 10, 2009, the Company signed an agreement to acquire a majority stake in DeVry Brasil( formerly known as Fanor), a leading provider of private postsecondary education in northeastern Brazil (see “Note 6 – Business Combinations”). The purchase was closed on April 1, 2009. Under the terms of the agreement, the purchase price was paid in Brazilian Real. During March 2009, DeVry purchased a non-deliverable foreign exchange forward contract in the amount of the expected cash outlay to close the transaction, in order to protect against a strengthening in the value of the Brazilian Real. This contract was settled in March 2009 by purchasing another foreign exchange contract to offset the first position, once the necessary cash was delivered to Brazil. DeVry recognized a gain in the third quarter of fiscal 2009 on the settlement of approximately $1.3 million due to the strengthening of the Brazilian Real. This gain is included in Interest and Other (Expense) Income in the Consolidated Statements of Income.
  Revenue Recognition
     DeVry University tuition revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University education program is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. Ross University is responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University students are charged to expense on the same basis. Carrington, Chamberlain and DeVry Brasil tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. AAI tuition and fee revenues are recognized ratably on a straight-line basis over the applicable course term or the license period depending on the type of contract. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.
     Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We perform this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Related reserves with respect to uncollectible accounts and refunds totaled $63.1 million and $55.1 million at June 30, 2010 and June 30, 2009, respectively.
     Sales of textbooks, electronic course materials, and other educational products, including training services and the Becker DVD product, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenues are recognized when the sale occurs. Revenues from training services, which are generally short-term in duration, are recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized in income when confirmation of course delivery is received.
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

  Land, Buildings and Equipment
     Land, buildings and equipment, including both purchased and internal-use software development costs, are recorded at cost. Cost also includes additions and those improvements that enhance performance, increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting profit or loss included in income in the period incurred. Assets under construction are reflected in Construction in Progress until they are placed into service for their intended use. Interest is capitalized as a component of cost on major projects during the construction period.
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
  Internal-Use Software Development Costs
     DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during fiscal 2010 and 2009, were approximately $31.3 million and $8.7 million, respectively, primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). No costs were capitalized in fiscal 2008. As of June 30, 2010 and 2009, the net balance of capitalized software development costs was $38.8 million and $8.7 million, respectively.
  Business Combinations, Intangible Assets and Goodwill
     Intangible assets relate mainly to acquired business operations (see “Note 6-Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.
     In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2010. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.
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
  Perkins Program Fund
     DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal 2009. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at June 30, 2010 and 2009. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.
  Fair Value of Financial Instruments
     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, marketable securities and investments (see “Note 4 – Fair Value of Financial Instruments”), accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry’s current maturities and long-term debt (see “Note 10-Long-Term Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry’s long-term debt, if any, approximates fair value.
  Foreign Currency Translation
     The financial position and results of operations of Ross University’s Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil and DeVry’s Canadian operations are measured using the local currency as the functional currency. Assets and liabilities of the these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss). Transaction gains or losses during the years June 30, 2010, 2009 and 2008 were not material.
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
     The Ross University operating subsidiaries in Dominica and St. Kitts have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Also, DeVry intends to indefinitely reinvest existing cash balances, subsequent earnings and cash flow in Ross University or other business opportunities outside the United States. Accordingly, no provision for current income taxes is being recorded for income attributable to these taxing jurisdictions (See“Note 9-Income Taxes”).
  Guarantees
     Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements is minimal. DeVry has no liabilities recorded for these agreements as of June 30, 2010 and 2009.
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
     All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship. Any ineffectiveness in a hedging relationship is recognized immediately in earnings. There were no outstanding derivatives at June 30, 2010 or June 30, 2009.
  Prepaid Clinical Fees
     Clinical rotation costs for Ross University medical students are included in Cost of Educational Services. Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships. Last year, the hospital group closed two of its hospitals due to financial difficulties. To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships. As of June 30, 2010, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $5.0 million. Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance and charged to Cost of Educational Services in the Consolidated Statements of Income during the third quarter of fiscal 2009.
  Earnings per Common Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2010, 2009 and 2008 computations of diluted earnings per share were options to purchase 759,000, 426,000 and 495,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.
     The following is a reconciliation of basic shares to diluted shares.

	Years Ended June 30,
	2010	2009	2008
Weighted Average Shares Outstanding	71,140	71,515	71,277
Unvested participating Restricted Shares	192	—	—

Basic Shares	71,332	71,515	71,277
Effect of Dilutive Stock Options	935	1,001	1,129

Diluted Shares	72,267	72,516	72,406

  Treasury Stock
     DeVry’s Board of Directors has authorized stock repurchase programs on two occasions (see “Note 5 – Dividends and Stock Repurchase Program”). The first repurchase program was completed in April 2008 and the second repurchase program completed in November 2009. The third repurchase program was approved by the DeVry Board of Directors in November 2009. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.
     From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

     Treasury shares are reissued on a monthly basis at market value, to the DeVry Employee Stock Purchase Plan in exchange for employee payroll deductions. In the first quarter of fiscal year 2009, 21,575 treasury shares were resold at a 10% discount to market value to three employees of Carrington upon the acquisition of that business (see “Note 6 – Business Combinations”). When treasury shares are reissued, DeVry uses an average cost method to reduce the Treasury Stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.
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
  Accumulated Other Comprehensive Income (Loss)
     Accumulated Other Comprehensive Income (Loss) is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income (Loss) for the years ended June 30, 2010, 2009 and 2008 (dollars in thousands).

	Year Ended June 30,
	2010	2009	2008
Balance at Beginning of Period	$7,157	$(2,963)	$(918)
Net Unrealized Investment Losses	116	(5,230)	(1,657)
Net Unrealized Investment Losses Recognized	—	6,378	—
Translation Adjustments:
Attributable to DeVry, Inc.	1,970	7,637	—
Attributable to Non-controlling Interest	653	1,335	(388)

Balance at End of Period	$9,896	$7,157	$(2,963)

     The Accumulated Other Comprehensive Income balance at June 30, 2010, consists of $10.3 million ($8.3 million attributable to DeVry Inc. and $2.0 million attributable to non-controlling interests) of cumulative translation gains and $0.4 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc. At June 30, 2009, this balance consisted of $7.7 million of cumulative translation gains ($6.3 million attributable to DeVry Inc. and $1.4 million attributable to non-controlling interests) and $0.5 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.3 million and all attributable to DeVry Inc.
  Advertising Expense
     Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $224.1 million, $179.4 million, and $135.1 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. The increase in advertising expense in fiscal year 2010 was the result of the the acquisitions of Carrington and DeVry Brasil and investments in marketing initiatives to increase enrollments.
     Recent Accounting Pronouncements
     In December 2007, the FASB issued and revised authoritative guidance for business combinations and identifying, measuring and recognizing intangible assets and goodwill. The new accounting requirements changed how business acquisitions are to be accounted for both on the acquisition date and in subsequent periods. This guidance also established accounting and reporting standards to improve the relevance, comparability and transparency of the financial information provided in a company’s financial statements as it relates to minority interests in the equity of a subsidiary. These minority interests will be recharacterized as noncontrolling interests and generally classified as a component of equity. This guidance was effective for DeVry beginning in fiscal year 2010 and all disclosure requirements were fully implemented in the first quarter Consolidated Financial Statements.
     In January 2010, the FASB issued and revised authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy. The guidance is effective for fiscal years that begin after December 15, 2010, and it should be used for quarterly and annual filings. DeVry management does not believe the application of this guidance will have a significant impact on its financial disclosures.
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
     At June 30, 2010, 4,734,872 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.
     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.
     The following is a summary of options activity for the fiscal year ended June 30, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	($000)
Outstanding at July 1, 2009	2,881,404	$30.51
Options Granted	322,800	$52.32
Options Exercised	(505,155)	$26.81
Options Canceled	(64,508)	$40.16

Outstanding at June 30, 2010	2,634,541	$33.76	6.15	$49,525

Exercisable at June 30, 2010	1,454,322	$27.23	4.80	$36,832

     The total intrinsic value of options exercised for the years ended June 30, 2010, 2009 and 2008 was $16.8 million, $15.9 million and $21.1 million, respectively.
     The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

     The weighted average estimated grant date fair values for options granted at market price under DeVry’s stock option plans during fiscal years 2010, 2009 and 2008 were $23.11, $23.54 and $16.41, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2010	2009	2008
Expected life (in years)	6.77	6.79	6.60
Expected volatility	41.06%	41.57%	39.33%
Risk-free interest rate	3.02%	3.39%	4.34%
Dividend yield	0.31%	0.23%	0.32%
Pre-vesting forfeiture rate	5.00%	5.00%	5.00%
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
     During the fiscal year 2010, DeVry granted 162,700 shares of restricted stock to selected employees and non-employee directors. Of these, 45,200 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 117,500 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the year ended June 30, 2010:

		Weighted
		Average
	Restricted	Grant
	Stock	Date Fair
	Outstanding	Value
Nonvested at July 1, 2009	82,864	$51.28
Shares Granted	162,700	$52.61
Shares Vested	(21,577)	$52.49
Shares Cancelled	(9,889)	$51.45

Nonvested at June 30, 2010	214,098	$52.16

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Year Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Cost of Educational Services	$3,247	$2,416	$1,832
Student Services and Administrative Expense	6,901	5,134	3,892
Income Tax Benefit	(1,641)	(1,540)	(962)

Net Stock-Based Compensation Expense	$8,507	$6,010	$4,762

     As of June 30, 2010, $20.5 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options vested during the years ended June 30, 2010, 2009 and 2008 was approximately $6.6 million, $5.4 million and $4.9 million, respectively.
     There were no capitalized stock-based compensation costs at June 30, 2010 and 2009.
     DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.
NOTE 4: FAIR VALUE OF FINANCIAL INSTRUMENTS
     Effective July 1, 2008, DeVry adopted the authoritative guidance for fair value measurements and the fair value option for financial assets and financial liabilities. The guidance was revised in February 2008 to delay the effective date of its adoption for fair value measurements of all nonfinancial assets and liabilities until DeVry’s fiscal year beginning July 1, 2009. As permitted by the guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those previously measured at fair value such as financial assets and liabilities required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. The adoptions did not have a material effect on the results of operations or financial position.
     In October 2008, authoritative guidance was issued clarifying the application of fair value measurements in a market that is not active. Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of June 30, 2010.
     In April 2009, authoritative guidance was issued providing additional clarification for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This guidance also identifies circumstances that indicate a transaction is not orderly. Additional guidance also established a new method of recognizing and reporting other-than-temporary impairments of debt securities and contains additional disclosure requirements. Management has fully considered this guidance when determining the fair value of DeVry’s financial assets as of June 30, 2010 and 2009
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The guidance specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. The guidance establishes fair value measurement classifications under the following hierarchy:
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

     The following tables present DeVry’s financial assets at June 30, 2010, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$307,702	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,171	—	—
Investments:
ARS Portfolio	—	—	13,495
UBS Put Right	—	—	—

Total Financial Assets at Fair Value	$309,873	$—	$13,495

     Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments. Investments consist of auction rate securities and put rights on the auction rate securities. Both are valued using a discounted cash flow model using assumptions that, in management’s judgment, reflect the assumptions a marketplace participant would use. Significant unobservable inputs include collateralization of the respective underlying security, credit worthiness of the issuer and duration for holding the security. In early July 2010, the balance of the auction rate securities was redeemed at face value. This redemption resulted in a zero value being assigned to the put rights as of June 30, 2010. See “Note 2-Summary Of Significant Accounting Policies-Marketable Securities and Investments” for further information on these investments.
     Below is a roll-forward of assets measured at fair value using Level 3 inputs for the twelve months ended June 30, 2010 (dollars in thousands).

Investments
For the Year Ended
June 30, 2010
Balance at Beginning of Period	$58,251
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	6,635
Change in Fair Value of UBS Put Right	(5,391)

Purchases, Sales and Maturities	(46,000)

Balance at June 30, 2010	$13,495

NOTE 5: DIVIDENDS AND STOCK REPURCHASE PROGRAM
During fiscal years 2010 and 2009, DeVry’s Board of Directors declared the following cash dividends:

				Total
Declaration	Record	Payment	Dividend	Dividend
Date	Date	Date	Per Share	Amount
				(In Thousands)
November 13, 2008	December 12, 2008	January 9, 2009	$0.08	$5,732
May 13, 2009	June 16, 2009	July 9, 2009	$0.08	$5,705
November 11, 2009	December 11, 2009	January 7, 2010	$0.10	$7,133
May 18, 2010	June 15, 2010	July 8, 2010	$0.10	$7,117
     The dividend paid on July 8, 2010 of $7.1 million was recorded as a reduction to retained earnings as of June 30, 2010. Future dividends will be at the discretion of the Board of Directors.

     On November 11, 2009, the DeVry Board of Directors authorized a third share repurchase program, which will again allow DeVry to repurchase up to $50 million of its common stock through December 31, 2011. Under this plan as of June 30, 2010, DeVry has repurchased, on the open market, 422,021 shares of its common stock at a total cost of approximately $25.4 million. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.
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
NOTE 6: BUSINESS COMBINATIONS
  Carrington
     On September 18, 2008, DeVry Inc. acquired the operations of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million. On July 1, 2010, Apollo College changed its name to Carrington College and Western Career College changed its name to Carrington College of California. Collectively these institutions are now referred to as Carrington. Including working capital adjustments and direct costs of acquisition, total consideration paid was approximately $303 million in cash. The results of Carrington’s operations have been included in the consolidated financial statements of DeVry since that date. The total consideration was comprised of approximately $137 million of internal cash resources, approximately $120 million of borrowings under DeVry’s existing credit facility and approximately $46 million of borrowings against its outstanding auction rate securities.
     Carrington prepares students for careers in healthcare through certificate, associate and bachelor’s degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting. The two colleges operate 17 campus locations in the western United States and currently serve approximately 11,000 students and have more than 65,000 alumni. The addition of Carrington has further diversified DeVry’s curricula.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 18,
2008
Current Assets	$46,042
Property and Equipment	19,558
Other Long-term Assets	3,179
Intangible Assets	128,600
Goodwill	185,717

Total Assets Acquired	383,096
Liabilities Assumed	80,121

Net Assets Acquired	$302,975

     Goodwill was all assigned to the Carrington reporting unit which is classified within the Medical and Healthcare segment. Approximately $57 million of the goodwill acquired is expected to be deductible for income tax purposes. Of the $128.6 million of acquired intangible assets, $112.3 million was assigned to the value of the Carrington Title IV Eligibility and Accreditations which has been determined to not be subject to amortization. The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	At September 18, 2008
	Value	Estimated
	Assigned	Useful Life
Trade Name — WCC	$1,500	1 yr 3 months
Trade Name — Apollo	1,600	1 yr 3 months
Student Relationships	8,500	1 yr 3 months
Curriculum	800	5 yrs
Outplacement Relationships	3,900	15 yrs
     As of December 31, 2009, the Western Career College and Apollo College trade names and student relationships were fully amortized.
     The following unaudited pro forma financial information presents the results of operations of DeVry and Carrington as if the acquisition had occurred at the beginning of each period. The pro forma information is based on historical results of operations and does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined enterprises (dollars in thousands except for per share amounts):

	Pro Forma For the Year
	Ended
	June 30,
		2009
	2010	(Unaudited)
Revenues	$1,915,181	$1,497,360
Operating Income	410,902	238,567
Net Income	279,909	166,648
Earnings per Common Share
Basic	$3.92	$2.33
Diluted	$3.87	$2.30
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
     The DeVry Brasil management put option, which is not currently redeemable but is probable of becoming redeemable, is being accreted to its expected redemption value according to a fair market value formula contained in the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance. This adjustment resulted in a $1.7 million increase in the non-controlling interest balance and a corresponding decrease to retained earnings as of June 30, 2010. The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry’s historical non-controlling interest accounting policy.
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

	At April 1, 2009
	Value	Estimated
	Assigned	Useful Life
Trade Name — Fanor	$359	5 years
Trade Name — Area 1	1,653	10 years
Trade Name — Ruy Barbosa	359	5 years
Student Relationships	6,362	5 years
Curriculum	252	5 years
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

At October 31, 2007
Current Assets	$4,556
Property and Equipment	210
Other Long-term Assets	3,599
Intangible Assets	10,853
Goodwill	17,074

Total Assets Acquired	36,292
Liabilities Assumed	8,689

Net Assets Acquired	$27,603

     Of the $10.9 million of acquired intangible assets, $1.3 million was assigned to the value of the AAI trade name which has been determined to not be subject to amortization. The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	At October 31, 2007
	Value	Estimated
	Assigned	Useful Life
Customer Contracts — Direct to Student	$4,100	6 yrs 8 months
Customer Contracts — Direct to District	2,900	4 yrs 8 months
Curriculum/ Software	2,500	5 yrs
Other	53	1 yr
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
     Intangible assets consist of the following (dollars in thousands):

	June 30, 2010		Weighted
	Gross		Avg.
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable Intangible Assets:
Student Relationships	$64,365	$(59,393)	(1)
Customer Contracts	7,000	(3,836)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(1,900)	14 years
Curriculum/Software	3,620	(1,699)	5 years
Outplacement Relationships	3,900	(464)	15 years
Trade Names	8,128	(4,651)	(2)
Other	639	(639)	6 years

Total	$93,236	$(75,266)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	12,668

Total	$176,225

(1)
The respective Ross University, Chamberlain College of Nursing, and the Carrington Student Relationships were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil.

(2)
The Apollo College and Western Career College trade names were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Trade Names is 2 years and 8.5 years for Stalla and DeVry Brasil (Fanor, Ruy Barbosa and AREA1), respectively.

	As of June 30, 2009
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Student Relationships	$63,734	$(53,716)
Customer Contracts	7,000	(2,332)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,700)
Curriculum/Software	3,595	(973)
Outplacement Relationships	3,900	(203)
Trade Names	5,994	(2,142)
Other	639	(639)

Total	$90,446	$(64,389)

Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	11,681

Total	$177,138

     Amortization expense for amortized intangible assets was $10.8 million and $10.5 million for the years ended June 30, 2010 and 2009, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

	Advanced		DeVry
Fiscal Year	Academics	Becker	Brasil	Carrington	Total
2011	$1,806	$1,150	$2,458	$420	$5,834
2012	1,538	160	2,058	420	4,176
2013	618	160	1,559	420	2,757
2014	369	160	664	295	1,488
2015	—	160	210	260	630
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

     The amount being amortized for the AAI Customer Contracts is based on the estimated renewal probability of the contracts, giving consideration to the revenue and discounted cash flow associated with both types of customer relationships. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

	Direct to	Direct to
Fiscal Year	Student	District
2008	12%	14%
2009	18%	24%
2010	19%	25%
2011	17%	21%
2012	14%	16%
2013	11%	—
2014	9%	—
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
     Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. Beginning in fiscal year 2010, the Trade Name associated with the Stalla CFA Review was reclassified to a finite lived intangible asset and amortized on a straight line basis over two years. This asset has a book value of $1.0 million as of June 30, 2010. As of the latest impairment analysis completed during the fourth quarter of fiscal year 2010, the asset’s fair value exceeded this book value.
     Authoritative guidance provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2010 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeds the carrying amount.
The table below summarizes the goodwill balances by reporting unit as of June 30, 2010 (dollars in thousands):

Reporting Unit
DeVry University	$22,196
Becker Professional Review	24,715
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
Carrington	185,717
DeVry Brasil	23,273

Total	$514,864

The table below summarizes goodwill balances by reporting segment as of June 30, 2010 (dollars in thousand):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	427,606
Professional Education	24,715
Other Educational Services	40,347

Total	$514,864

     Total goodwill increased by $2.3 million from June 30, 2009. This increase is the result of the recognition of a preacquisition related liability of $0.7 million and an increase in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in the local Brazilian currency, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.
     The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of June 30, 2010 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington	112,300
DeVry Brasil	12,668

Total	$176,225

     The changes in the indefinite-lived intangible assets balances from June 30, 2009, include the $1.9 million transfer on July 1, 2009 of the Becker Professional Review Stalla Trade Name asset to finite lived intangible assets and the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.
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
NOTE 9: INCOME TAXES
The components of income before income taxes are as follows (dollars in thousands).

	For the Year Ended June 30,
	2010	2009	2008
U.S.	$345,850	$179,517	$123,101
Foreign	66,772	57,835	49,175

Total	$412,622	$237,352	$172,276

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
Income Tax Provision:	2010	2009	2008
Current Tax Provision
U.S. Federal	$115,541	$58,638	$36,624
State and Local	24,563	6,532	3,009
Foreign	14	(1,418)	(1,330)

Total Current	140,118	63,752	38,303
Deferred Tax Provision
U.S. Federal	(6,371)	7,722	6,296
State and Local	(1,108)	226	2,145

Total Deferred	(7,479)	7,948	8,441

Income Tax Provision	$132,639	$71,700	$46,744

     The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	2010		2009		2008
Income Tax at Statutory Rate	$144,418	35.0%	$83,073	35.0%	$60,297	35.0%

Lower Rates on Foreign Operations	(22,524)	-5.5%	(19,186)	-8.1%	(17,211)	-10.0%
State Income Taxes	13,129	3.1%	8,574	3.6%	5,480	3.2%
Stock Options	(164)	0.0%	372	0.2%	(537)	-0.3%
Tax Credits and Other	(2,220)	-0.5%	(1,133)	-0.5%	(1,285)	-0.8%

Income Tax Provision	$132,639	32.1%	$71,700	30.2%	$46,744	27.1%

     Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2010	2009	2008
Loss Carryforwards, net	$14,290	$14,958	$16,163
Employee Benefits	4,330	5,585	6,164
Stock-Based Payments	7,250	6,239	206
Deferred Rent	13,909	7,132	5,259
Receivable Reserve	19,951	17,235	12,313
Depreciation	2,778	5,062	1,144
Other Reserves	910	647	2,956
Less: Valuation Allowance	(10,089)	(12,437)	(13,616)

Gross Deferred Tax Assets	53,329	44,421	30,589

Amortization of Intangible Assets	(74,357)	(74,754)	(37,777)

Gross Deferred Tax Liability	(74,357)	(74,754)	(37,777)

Net Deferred Taxes	$(21,028)	$(30,333)	$(7,188)

     DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2030.
     DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of our subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West indies, and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.
     As of June 30, 2010, valuation allowances have been established for approximately $10.1 million as compared to $12.4 million as of June 30, 2009. The decrease in valuation allowances in fiscal year 2010 was primarily related to the expected realization of additional state net operating loss carryforwards. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary and $0.6 million for certain state net operating loss carryforwards that may expire before their benefits are utilized and $3.0 million related to the historical federal net operating losses acquired as a result of the Advanced Academics acquisition for which DeVry is limited in utilizing for tax purposes. The Canadian valuation allowances are composed of net operating losses of $2.5 million, depreciation of $3.5 million and $0.5 million of other deferred tax benefits.
     Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.
     During the fourth quarter of fiscal year 2009, DeVry performed a detailed reconciliation of its deferred tax accounts and identified errors impacting prior years. These errors had no impact on consolidated net income in fiscal years 2007, 2008, or 2009 and were immaterial to all individual prior years impacted. As a result, and due to the fact that all of the errors related to financial periods prior to those presented in these Consolidated Financial Statements, DeVry has recorded an adjustment to decrease its deferred tax liabilities by $10.4 million and increase retained earnings by a corresponding amount as of July 1, 2006. The fiscal year 2008 amounts included within this 2010 Form 10-K have been revised to reflect this adjustment.
     DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of June 30 2010 and 2009, cumulative undistributed earnings attributable to international operations were approximately $266.8 million and $201.9 million, respectively.
     The effective tax rate was 32.1% for fiscal year 2010, compared to 30.2% for the prior year. The higher effective income tax rate in fiscal year 2010 was primarily due to an increase in the proportion of income generated by U.S. operations versus the offshore operations of Ross University as compared to the prior year.
     DeVry adopted the provisions of authoritative guidance on Accounting for Uncertainty in Income Taxes on July 1, 2007. The cumulative effects of applying the provisions have been recorded as a decrease of $0.9 million to retained earnings, an increase of $0.5 million to net deferred income tax assets, a decrease of $4.2 million to net deferred income tax liabilities, an increase of $0.7 million to other accrued current taxes and an increase of $4.8 million to other accrued non-current taxes as of July 1, 2007.
     As of June 30, 2010 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $5.2 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.2 million. As of June 30, 2009, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $2.3 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $1.5 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of adoption was $0.5 million and at June 20, 2010 was $0.7 million. Interest and penalties recognized during the current year ended June 30, 2010 were $0.2 million. The changes in our unrecognized tax benefits were (dollars in millions):

	For the Year Ended June 30,
	2010	2009	2008
Beginning Balance, July 1	$2.3	$2.6	$6.0
Increases from Positions Taken During Prior Periods	—	—	0.7
Decreases from Positions Taken During Prior Periods	(0.1)	(0.2)	(0.1)
Increases from Positions Taken During the Current Period	3.0	0.3	0.2
Decreases Related to Settlements with Taxing Authorities	—	(0.4)	(0.1)
Decreases Related to Change in Tax Accounting Method	—	—	(4.0)
Decreases Relating from the Lapse in the Statute of Limitations	—	—	(0.1)

Ending Balance, June 30	$5.2	$2.3	$2.6

     DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2005.
NOTE 10: DEBT
     Debt consists of the following at June 30, 2010 and, June 30, 2009 (dollars in thousands):

			Average
			Interest
	Outstanding Debt		Rate
	June 30,	June 30,	June 30,
	2010	2009	2010
Revolving Credit Facility:
DeVry Inc. as borrower	$—	$80,000	—

Total	—	$80,000
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$—	$44,811	—

Total Outstanding Debt	$—	$124,811	—

Current Maturities of Debt	$—	$104,811	—

Total Long-term Debt	$—	$20,000	—

Revolving Credit Facility
     All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement in total not to exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $4.6 million and $13.7 million as of June 30, 2010 and 2009, respectively. As of June 30, 2010, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.
     The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2010.
     The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.
Auction Rate Securities Collateralized Line of Credit
     In connection with the completion of the acquisition of Carrington, on September 18, 2008, (see “Note 6 — Business Combinations”) DeVry borrowed approximately $46 million against its portfolio of auction rate securities under a temporary, uncommitted, demand revolving line of credit facility between DeVry Inc. and UBS Bank USA (the “Lender”). This borrowing totaled approximately 80% of the fair market value on September 18, 2008, of DeVry’s auction rate securities portfolio held through its broker, UBS, which is the maximum borrowing permitted under this credit facility. These borrowing were fully repaid as of June 30, 2010, and the lending agreement was terminated.
NOTE 11: EMPLOYEE BENEFIT PLANS
  Success Sharing Retirement Plan
     All employees, except those of DeVry Brasil, who meet certain eligibility requirements can participate in DeVry’s 401(k) Success Sharing Retirement Plan. DeVry contributes to the plan an amount up to 4.0% of the total eligible compensation of employees who make contributions under the plan. Prior to fiscal 2009, this match was up to 2% of total eligible compensation. Matching contributions under the plans were approximately $15.2 million, $11.4 million and $4.8 million in fiscal 2010, 2009 and 2008, respectively. In addition, DeVry may also make discretionary contributions for the benefit of all eligible employees. Provisions for discretionary contributions under the plan were approximately $12.2 million, $8.0 million and $5.9 million in fiscal 2010, 2009 and 2008, respectively. Prior to January 1, 2010, employees of Ross Health Sciences Inc. (“RHSI”) and Ross University participated in two separate plans and received matching contributions of up to 5% of total eligible compensation. After this date, these employees became eligible to participate in the DeVry 401(k) Success Sharing Retirement Plan.
  Employee Stock Purchase Plan
     Under provisions of DeVry’s Employee Stock Purchase Plan, any eligible employee may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2010, 2009 and 2008. Total shares issued to the Plan were 18,502 and 19,075 in fiscal 2010 and 2009, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. At the current time, DeVry is re-issuing treasury shares to satisfy employee share purchases under this plan
NOTE 12: SHAREHOLDER RIGHTS PLAN
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
NOTE 13: COMMITMENTS AND CONTINGENCIES
     DeVry, DeVry University, Becker, Ross University, Chamberlain, Carrington and DeVry Brasil lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.
     Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2010, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2011	$71,300
2012	73,000
2013	65,800
2014	61,000
2015	57,700
Thereafter	252,000
     DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.
     Rent expenses for the years ended June 30, 2010, 2009 and 2008 were $82.4 million, $69.7 million and $50.7 million, respectively.
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
NOTE 14: SEGMENT INFORMATION
     DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations.” DeVry presents four reportable segments: “Business, Technology and Management”, as which includes DeVry University undergraduate and graduate operations; “Professional Education”, which includes the professional exam review and training operations of Becker CPA Review and Stalla Review for the CFA Exams; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and Carrington; and “Other Educational” which includes the DeVry Brasil and AAI operations.

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
Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2010, 2009 and 2008. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Year Ended June 30,
	2010	2009	2008
Revenues:
Business, Technology and Management	$1,263,553	$989,472	$832,849
Medical and Healthcare	507,037	362,715	169,814
Professional Education	84,824	84,151	81,079
Other Educational Services	59,767	25,115	8,091

Total Consolidated Revenues	$1,915,181	$1,461,453	$1,091,833

Operating Income:
Business, Technology and Management	$291,060	$126,909	$82,909
Medical and Healthcare	111,081	91,651	52,243
Professional Education	26,673	30,670	33,844
Other Educational Services	(6,791)	(1,001)	516
Reconciling Items:
Amortization Expense	(10,812)	(10,476)	(4,926)
Depreciation and Other	(309)	(2,920)	(2,251)

Total Consolidated Operating Income	$410,902	$234,833	$162,335

Interest and Other Income (Expense):
Interest Income	$2,080	$5,251	$10,463
Interest Expense	(1,585)	(2,775)	(522)
Net Investment Gain	1,225	43	—

Net Interest and Other Income (Expense)	1,720	2,519	9,941

Total Consolidated Income Before Income Taxes	$412,622	$237,352	$172,276

Segment Assets:
Business, Technology and Management	$406,505	$434,443	$409,842
Medical and Healthcare	939,854	792,075	465,950
Professional Education	78,492	74,445	82,382
Other Educational Services	118,321	108,112	32,508
Corporate	84,654	25,224	27,674

Total Consolidated Assets	$1,627,826	$1,434,299	$1,018,356

Additions to Long-lived Assets:
Business, Technology and Management	$98,314	$45,683	$53,345
Medical and Healthcare	26,453	358,096	9,349
Professional Education	757	207	195
Other Educational Services	5,485	53,294	27,891

Total Consolidated Additions to Long-lived Assets	$131,009	$457,280	$90,780

Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$131,009	$74,044	$62,806
Increase in Capital Assets from Acquisitions	—	33,973	210
Increase in Intangible Assets and Goodwill	—	349,263	27,764

Total Increase in Consolidated Long-lived Assets	$131,009	$457,280	$90,780

	For the Year Ended June 30,
	2010	2009	2008
Depreciation Expense:
Business, Technology and Management	$32,814	$27,644	$27,895
Medical and Healthcare	14,591	10,376	5,662
Professional Education	220	358	414
Other Educational Services	2,919	800	72
Corporate	681	647	765

Total Consolidated Depreciation	$51,225	$39,825	$34,808

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—	$—
Medical and Healthcare	4,750	7,598	3,428
Professional Education	1,150	202	231
Other Educational Services	4,912	2,676	1,267

Total Consolidated Amortization	$10,812	$10,476	$4,926

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
     DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the years ended June 30, 2010, 2009 and 2008. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2010	2009	2008
Revenue from Unaffiliated Customers:
Domestic Operations	$1,669,517	$1,281,875	$937,902
International Operations:
Dominica and St. Kitts/Nevis	193,024	161,361	142,762
Other	52,640	18,217	11,169

Total International	245,664	179,578	153,931

Consolidated	$1,915,181	$1,461,453	$1,091,833

Long-lived Assets:
Domestic Operations	$730,710	$663,689	$380,560
International Operations:
Dominica and St. Kitts/Nevis	331,682	324,112	311,833
Other	65,787	61,051	375

Total International	397,469	385,163	312,208

Consolidated	$1,128,179	$1,048,852	$692,768

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 15: QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly data for the years ended June 30, 2010 and 2009, are as follows.

	Quarter				Total
	First	Second	Third	Fourth	Year
2010	(Dollars in thousands, except for per share amounts)
Revenues	$431,110	$473,012	$504,385	$506,674	$1,915,181

Operating Profit	79,385	108,929	122,020	100,568	410,902
Net Income Attributable to DeVry Inc.	$54,727	$72,454	$81,152	$71,576	$279,909
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic	$0.77	$1.02	$1.14	$1.00	$3.92
Diluted	$0.76	$1.00	$1.12	$0.99	$3.87
Cash Dividend Declared per Common Share	$—	$0.10	$—	$0.10	$0.20

	Quarter				Total
	First	Second	Third	Fourth	Year
2009	(Dollars in thousands, except for per share amounts)
Revenues	$303,717	$369,615	$391,882	$396,239	$1,461,453
Operating Profit	46,812	62,540	71,787	53,694	234,833
Net Income Attributable to DeVry Inc.	$34,830	$42,865	$50,886	$37,032	$165,613
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic	$0.49	$0.60	$0.71	$0.52	$2.32
Diluted	$0.48	$0.59	$0.70	$0.51	$2.28
Cash Dividend Declared per Common Share	$—	$0.08	$—	$0.08	$0.16
     On September 18, 2008, DeVry Inc. acquired the operations of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million. On July 1, 2010, Apollo College changed its name to Carrington College and Western Career College changed its name to Carrington College of California. Collectively these institutions are now referred to as Carrington. Including working capital adjustments and direct costs of acquisition, total consideration paid was approximately $303 million in cash. The results of U.S. Education’s operations have been included in the consolidated financial statements of DeVry since that date.
     On April 1, 2009, DeVry Inc. acquired the 82.3% of the outstanding stock of Fanor, a leading provider of private postsecondary education in northeastern Brazil for $40.8 million in cash, including costs of acquisition. During the second quarter of fiscal year 2010, the Fanor parent organization began using the name DeVry Brasil. Funding was provided from DeVry’s existing operating cash balances. The results of DeVry Brasil’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.
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

DEVRY INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 30, 2010, 2009 and 2008

		Charged
	Balance at	to Costs	Charged to				Balance at
	Beginning	and	Other				End of
Description of Allowances and Reserves	of Period	Expenses	Accounts		Deductions (c)		Period
	(Dollars in thousands)
FY2010
Deducted from accounts receivable for refunds	$4,423	$37,959 (d)	$1,750	(g)	$37,266		$6,866
Deducted from accounts receivable for uncollectable accounts	50,695	43,361	34	(a)	37,833		56,257
Deducted from notes receivable for uncollectable notes	5,454	6,809	—		4,533		7,730
Deducted from contributions to Perkins loan program for uncollectable loans	2,562	—	—		—		2,562
Deducted from deferred tax assets for valuation allowances	12,400	—	—		2,300	(f)	10,100
FY2009
Deducted from accounts receivable for refunds	$748	$30,481 (d)	$4,410	(b)	$31,216		$4,423
Deducted from accounts receivable for uncollectable accounts	35,132	41,560	6,324	(b)	32,321		50,695
Deducted from notes receivable for uncollectable notes	5,370	285	(8)	(a)	193		5,454
Deducted from contributions to Perkins loan program for uncollectable loans	2,562	—	—		—		2,562
Deducted from deferred tax assets for valuation allowances	13,600	—	—		1,200	(f)	12,400
FY2008
Deducted from accounts receivable for refunds	$937	$26,067 (d)	$1	(a)	$26,257		$748
Deducted from accounts receivable for uncollectable accounts	34,952	24,769	16	(a)	24,605		35,132
Deducted from notes receivable for uncollectable notes	4,519	1,121	22	(a)	292		5,370
Deducted from contributions to Perkins loan program for uncollectable loans	2,562	—	—		—		2,562
Deducted from deferred tax assets for valuation allowances	10,300	500	2,800	(e)	—		13,600

(a)	Effects of foreign currency translation charged to Accumulated Other Comprehensive Income.

(b)	Amounts represent opening balances of reserve accounts of acquired businesses.

(c)	Write-offs of uncollectable amounts and cash refunds for accounts receivable related reserves.

(d)	Amounts recorded as a reduction of revenue.

(e)	Charges to goodwill in purchase accounting.

(f)	Utilization of deferred tax assets and expected realization of net operating loss carryforwards.

(g)	Charged to deferred revenue accounts.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of DeVry Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 25, 2010

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 10, 2010 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
     (1) Financial Statements
     The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 70 through 103 of this Annual Report on Form 10-K.
     (2) Supplemental Financial Statement Schedules
     The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 102 of this Annual Report on Form 10-K.
     (3) Exhibits
     A complete listing of exhibits is included on pages 106 through 107 of this Annual Report on Form 10-K.
FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

Year Ended June 30,	2010	2009	2008	2007	2006
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$1,915,181	$1,461,453	$1,091,833	$933,473	$839,513
Depreciation	51,225	39,825	34,808	35,979	37,616
Amortization of Intangible Assets and Other	10,997	10,625	5,066	8,028	10,492
Interest Income	2,080	5,251	10,463	7,437	3,785
Interest Expense	1,585	2,775	522	4,784	10,190
Net Income	279,909	165,613	125,532	76,188	43,053
Diluted Earnings per Common Share (EPS) - Net Income	3.87	2.28	1.73	1.07	0.61
Shares Used in Calculating Diluted EPS (in thousands)	72,267	72,516	72,406	71,400	70,800
Cash Dividend Declared Per Common Share	0.20	0.16	0.12	0.10	—
FINANCIAL POSITION:
Cash and Cash Equivalents	307,702	165,202	217,199	129,155	130,583
Total Assets	1,627,826	1,434,299	1,018,356	844,113	872,482
Total Funded Debt	—	124,811	—	—	125,000
Total Shareholders’ Equity (1)	1,179,381	926,942	766,426	652,403	575,044
OTHER SELECTED DATA:
Cash Provided by Operating Activity	391,548	249,526	198,646	125,176	90,822
Capital Expenditures	131,009	74,044	62,806	38,558	25,265
Shares Outstanding at Year-end (in thousands)	71,030	71,233	71,377	71,131	70,757
Closing Price of Common Stock at Year-end	52.49	50.04	53.62	34.02	21.97
Price Earnings Ratio on Common Stock (2)	14	22	31	32	36

(1)
As discussed in Note 9 to the Financial Statements, Total Shareholder’s Equity was revised as a result of a $10.4 million adjustment made to correct errors identified in DeVry’s deferred tax accounts. For purposes of this table, Total Stockholder’s Equity for the respective fiscal years ended June 30, 2006, 2007 and 2008 have been revised.

(2)	Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit		Sequentially
Number	Exhibit	Numbered Page	Incorporated by Reference to:
2(a)	Stock Purchase Agreement and amendments regarding purchase of Dominica Management, Inc. dated as of March 19, 2003		Exhibit 2 to the Registrant’s Form 8-K filed May 23, 2003 (File No. 1-13988)

2(b)	Stock Purchase Agreement regarding purchase of U.S. Education Corporation, dated as of July 30, 2008		Exhibit 2.1 to the Registrant’s Form 8-K filed August 1, 2008 (File No. 1-13988)

3(a)	Restated Certificate of Incorporation of the Registrant		Exhibit 4.1 to the Registrant’s Form S-8, 333-130604 dated December 22, 2005

3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.1 to the Registrant’s Form 8-K dated February 11, 2009

4(a)	Credit Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions and Bank of America, N.A. as lenders		Exhibits 4.1, 4.2 and 4.3 to the Registrant’s Form 8-K filed June 2, 2003 (File No. 1-13988)

4(b)	Note Purchase Agreement, dated as of May 16, 2003, between DeVry Inc. and Global Education International, Inc. as borrowers, and certain financial institutions as lenders		Exhibits 4.4 and 4.5 to the Registrant’s Form 8-K filed on June 2, 2003 (File No. 1-13988)

4(c)	Waiver to Credit Agreement dated as of June 9, 2004, between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders		Exhibit 4(c) to the Registrant’s Form 10-K for the year ended June 30, 2004

4(d)
First Amendment, dated as of June 29, 2004 to Credit Agreement between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders
Exhibit 4(d) to the Registrant’s Form 10-K for the year ended June 30, 2004

4(e)
Second Amendment, dated as of September 30, 2005 to Credit Agreement between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders
Exhibit 4 to the Registrant’s Form 10-Q dated November 9, 2005

4(f)
Third Amendment, dated as of January 11, 2007 to Credit Agreement between DeVry Inc. and Global Education International, Inc. as borrowers and certain financial institutions and Bank of America, N.A. as lenders
Exhibit 4.1 to the Registrant’s 8-K dated January 11, 2007

10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999 Stock Incentive Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2002 (File No. 1-13988)

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

10(d)	Registrant’s Amended Stock Incentive Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2006

10(e)	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 1999 (File No. 1-13988)

10(f)	Form of Indemnification Agreement between the Registrant and its Directors	109	Filed herewith

Exhibit		Sequentially
Number	Exhibit	Numbered Page	Incorporated by Reference to:
10(g)	Employment Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(h)	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(i)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K dated August 16, 2006

10(j)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Registrant’s Form 8-K dated November 21, 2006

10(k)	Executive Employment Agreement between the Registrant and Thomas C. Shepherd dated October 12, 2009		Exhibit 10.1 to the Registrant’s Form 8-K dated October 16, 2009

10(l)	Executive Employment Agreement between the Registrant and Richard M. Gunst dated October 12, 2009		Exhibit 10.2 to the Registrant’s Form 8-K dated October 16, 2009

10(m)	Executive Employment Agreement between the Registrant and Daniel M. Hamburger dated October 12, 2009		Exhibit 10.3 to the Registrant’s Form 8-K dated October 16, 2009

10(n)	Executive Employment Agreement between the Registrant and William Hughson dated September 9, 2009		Exhibit 10.1 to the Registrant’s Form 8-K dated September 15, 2009

21	Subsidiaries of the Registrant	115

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	117

31	Rule 13a-14(a)/15d-14(a) Certifications	118

32	Section 1350 Certifications	120

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: August 25, 2010

	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold T. Shapiro Harold T. Shapiro	Board Chair and Director	August 25, 2010

/s/ Daniel M. Hamburger Daniel M. Hamburger	Chief Executive Officer and Director	August 25, 2010

/s/ Richard M. Gunst Richard M. Gunst	Senior Vice President, Chief Financial Officer, and Principal Accounting Officer	August 25, 2010

/s/ Ronald L. Taylor Ronald L. Taylor	Director	August 25, 2010

/s/ Darren R. Huston Darren R. Huston	Director	August 25, 2010

/s/ David S. Brown David S. Brown	Director	August 25, 2010

/s/ Connie R. Curran Connie R. Curran	Director	August 25, 2010

/s/ William T. Keevan William T. Keevan	Director	August 25, 2010

/s/ Lyle Logan Lyle Logan	Director	August 25, 2010

/s/ Julie A. McGee Julie A. McGee	Director	August 25, 2010

/s/ Lisa W. Pickrum Lisa W. Pickrum	Director	August 25, 2010

/s/ Fernando Ruiz Fernando Ruiz	Director	August 25, 2010