Form 10-Q
period 2010-09-30
DEVRY INC
filed 2010-11-04
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission file number: 1-13988
DeVry Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	36-3150143 (I.R.S. Employer Identification No.)

3005 HIGHLAND PARKWAY	60515
DOWNERS GROVE, ILLINOIS	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: October 26, 2010 — 70,054,476 shares of Common Stock, $0.01 par value

DEVRY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Page No.
PART I — Financial Information
Item 1 — Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	29
Item 4 — Controls and Procedures	30

PART II — Other Information
Item 1 — Legal Proceedings	30
Item 1A — Risk Factors	30
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6 — Exhibits	31

Signatures	32
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

DEVRY INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	September 30,
	2010	2010	2009
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$450,994	$307,702	$279,243
Marketable Securities and Investments	2,330	15,666	61,253
Restricted Cash	11,142	2,102	10,907
Accounts Receivable, Net	161,323	119,210	156,973
Deferred Income Taxes, Net	24,202	22,340	20,223
Prepaid Expenses and Other	30,784	32,627	32,602

Total Current Assets	680,775	499,647	561,201

Land, Buildings and Equipment:
Land	54,097	53,914	53,973
Buildings	288,858	283,044	255,645
Equipment	347,689	346,979	339,793
Construction In Progress	47,441	38,188	14,124

	738,085	722,125	663,535
Accumulated Depreciation	(339,565)	(333,988)	(340,158)

Land, Buildings and Equipment, Net	398,520	388,137	323,377

Other Assets:
Intangible Assets, Net	193,898	194,195	201,328
Goodwill	516,104	514,864	514,448
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	20,158	17,533	14,674

Total Other Assets	743,610	740,042	743,900

TOTAL ASSETS	$1,822,905	$1,627,826	$1,628,478

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$—	$104,841
Accounts Payable	74,527	90,364	86,642
Accrued Salaries, Wages and Benefits	73,565	92,368	56,726
Accrued Expenses	79,399	53,565	63,440
Advance Tuition Payments	19,653	20,930	26,661
Deferred Tuition Revenue	245,269	86,627	217,874

Total Current Liabilities	492,413	343,854	556,184
Other Liabilities:
Deferred Income Taxes, Net	45,307	43,368	51,366
Deferred Rent and Other	55,638	56,216	38,909

Total Other Liabilities	100,945	99,584	90,275

TOTAL LIABILITIES	593,358	443,438	646,459

NON-CONTROLLING INTEREST	5,633	5,007	3,739
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 70,271,000; 71,030,000 and 71,067,000 Shares Issued and Outstanding at September 30, 2010, June 30, 2010 and September 30, 2009, Respectively	735	734	729
Additional Paid-in Capital	229,688	224,209	201,935
Retained Earnings	1,128,326	1,055,591	845,686
Accumulated Other Comprehensive Income	12,704	9,896	11,131
Treasury Stock, at Cost (3,216,000; 2,394,000 and 1,894,000 Shares, Respectively)	(147,539)	(111,049)	(81,201)

TOTAL SHAREHOLDERS’ EQUITY	1,223,914	1,179,381	978,280

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,822,905	$1,627,826	$1,628,478

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
REVENUES:
Tuition	$486,339	$401,371
Other Educational	35,089	29,739

Total Revenues	521,428	431,110

COSTS AND EXPENSES:
Cost of Educational Services	228,081	196,483
Student Services and Administrative Expense	181,532	155,242

Total Operating Costs and Expenses	409,613	351,725

Operating Income	111,815	79,385
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	423	500
Interest Expense	(254)	(422)
Net Investment Gain	—	831

Net Interest and Other (Expense) Income	169	909

Income Before Income Taxes	111,984	80,294
Income Tax Provision	38,623	25,723

NET INCOME	73,361	54,571
Net Loss Attributable to Non-controlling Interest	240	156

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$73,601	$54,727

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$1.04	$0.77

Diluted	$1.03	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$73,361	$54,571
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	5,250	3,622
Depreciation	13,721	11,993
Amortization	1,522	3,959
Provision for Refunds and Uncollectible Accounts	26,368	23,779
Deferred Income Taxes	(172)	581
Loss on Disposals of Land, Buildings and Equipment	10	331
Unrealized Net Gain on Investments	—	(831)
Changes in Assets and Liabilities:
Restricted Cash	(9,040)	(5,560)
Accounts Receivable	(68,248)	(75,885)
Prepaid Expenses and Other	(1,651)	(8,733)
Accounts Payable	(15,839)	15,054
Accrued Salaries, Wages, Benefits and Expenses	13,367	12,173
Advance Tuition Payments	(1,312)	(1,058)
Deferred Tuition Revenue	158,642	143,210

NET CASH PROVIDED BY OPERATING ACTIVITIES	195,979	177,206

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(23,010)	(26,482)
Marketable Securities Purchases	(33)	(12)
Marketable Securities Sales	13,495	—
Other	—	(7)

NET CASH USED IN INVESTING ACTIVITIES	(9,548)	(26,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	429	1,148
Proceeds from Stock Issued Under Employee Stock Purchase Plan	317	238
Repurchase of Common Stock for Treasury	(36,332)	(11,653)
Cash Dividends Paid	(7,117)	(5,716)
Excess Tax Benefit from Stock-Based Payments	11	139
Borrowings Under Revolving Credit Facility	—	40,000
Repayments Under Revolving Credit Facility	—	(60,000)
Borrowings Under Collateralized Line of Credit	—	91
Repayments Under Collateralized Line of Credit	—	(61)

NET CASH USED IN FINANCING ACTIVITIES	(42,692)	(35,814)

Effects of Exchange Rate Differences	(447)	(850)

NET INCREASE IN CASH AND CASH EQUIVALENTS	143,292	114,041
Cash and Cash Equivalents at Beginning of Period	307,702	165,202

Cash and Cash Equivalents at End of Period	$450,994	$279,243

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$70	$269
Income Taxes, Net	5,936	716
Non-cash Investing Activity:
Accretion of Non-controlling Interest Put Option	866	707
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1: INTERIM FINANCIAL STATEMENTS
     The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry. The June 30, 2010 data that is presented is derived from audited financial statements.
     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, as filed with the Securities and Exchange Commission.
     The results of operations for the three months ended September 30, 2010, are not necessarily indicative of results to be expected for the entire fiscal year.
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
Marketable Securities and Investments
     DeVry owns investments in marketable securities that have been designated as “available for sale” in accordance with authoritative guidance. Available for sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income.
       Marketable securities and investments consist of investments in mutual funds. The following is a summary of our available-for-sale marketable securities at September 30, 2010 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$857	$—	$77	$934
Stock Mutual Funds	1,984	(588)	—	1,396

Total Marketable Securities	$2,841	$(588)	$77	$2,330

     Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At September 30, 2010, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.
     As of September 30, 2010, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of September 30, 2010.
     As of June 30, 2010, DeVry held auction-rate debt securities in the aggregate principal amount of $13.5 million. These outstanding securities were purchased by DeVry’s broker, UBS, in early July 2010.

     Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other income/(expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2011. See Note 4 for further disclosures on the Fair Value of Financial Instruments.
Prepaid Clinical Fees
     Clinical rotation costs for Ross University medical students are included in Cost of Educational Services. Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships. The hospital group closed two of its hospitals due to financial difficulties in February 2009. To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships. As of September 30, 2010, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $5.8 million. Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance.
Internal-Use Software Development Costs
     DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three months ended September 30, 2010 and September 30, 2009, were approximately $4.8 million and $4.2 million, respectively, primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of September 30, 2010 and 2009, the net balance of capitalized software development costs was $42.9 million and $12.9 million, respectively.
Perkins Program Fund
     DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions have been received in fiscal 2011 or fiscal 2010. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at September 30, 2010 and 2009. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.
Earnings per Common Share
     Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 979,000 and 616,000 shares of common stock for the three months ended September 30, 2010 and 2009 , respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended
	September 30,
	2010	2009
Weighted Average Shares Outstanding	70,701	71,125
Unvested Participating Restricted Shares	297	130

Basic shares	70,998	71,255
Effect of Dilutive Stock Options	656	886

Diluted Shares	71,654	72,141

Treasury Stock
     DeVry’s Board of Directors has authorized stock repurchase programs on four occasions (see “Note 5 — Dividends and Stock Repurchase Program”). The first repurchase program was completed in April 2008, the second program completed in November 2009 and the third program was completed in September 2010. The fourth repurchase program was approved by the DeVry Board of Directors in August 2010. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.
     From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 — Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.
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
Accumulated Other Comprehensive Income
     Accumulated Other Comprehensive Income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income for the three months ended September 30 (dollars in thousands).

	Three Months Ended
	September 30,
	2010	2009
Balance at Beginning of Period	$9,896	$7,157
Net Unrealized Investment Gains	78	146
Net Unrealized Investment Losses Recognized	—	—
Translation Adjustments:
Attributable to DeVry Inc.	2,219	3,026
Attributable to Non-controlling Interest	511	802

Balance at End of Period	$12,704	$11,131

     The Accumulated Other Comprehensive Income balance at September 30, 2010, consists of $13.0 million ($10.6 million attributable to DeVry Inc. and $2.4 million attributable to non-controlling interests) of cumulative translation gains and $0.3 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc. At September 30, 2009, this balance consisted of $11.5 million ($9.5 million attributable to DeVry Inc. and $2.0 million attributable to non-controlling interests) of cumulative translation gains and $0.4 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.

Advertising Expense
     Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $62.0 million and $52.7 million for the three months ended September 30, 2010 and 2009, respectively.
     Recent Accounting Pronouncements
     In January 2010, the FASB issued and revised authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy established by SFAS No. 157 (ASC 820). The guidance is effective for DeVry’s fiscal year 2011, and it should be used for quarterly and annual filings. The application of this guidance did not have a significant impact on DeVry’s financial disclosures.
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
     At September 30, 2010, 4,683,254 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.
     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.
The following is a summary of options activity for the three months ended September 30, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	($000)
Outstanding at July 1, 2010	2,634,541	$33.76
Options Granted	508,150	$38.71
Options Exercised	(9,342)	$26.16
Options Canceled	(25,331)	$33.85
Outstanding at September 30, 2010	3,108,018	$34.67	6.57	$47,297

Exercisable at September 30, 2010	1,704,179	$30.14	5.09	$33,288

     The total intrinsic value of options exercised for the three months ended September 30, 2010 and 2009 was $0.2 million and $1.1 million, respectively.
     The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

     The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first three months of fiscal years 2011 and 2010 were $16.53 and $23.09, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal year
	2011	2010
Expected Life (in Years)	6.67	6.77
Expected Volatility	41.88%	41.06%
Risk-free Interest Rate	1.99%	3.02%
Dividend Yield	0.29%	0.31%
Pre-vesting Forfeiture Rate	5.00%	5.00%
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
     During the first three months of fiscal year 2011, DeVry granted 249,180 shares of restricted stock to selected employees and non-employee directors. Of these, 69,970 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 179,210 shares and all other previously granted non-performance shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the three months ended September 30, 2010:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2010	214,098	$52.16
Shares Granted	249,180	$38.71
Shares Vested	(41,136)	$51.83
Shares Canceled	(2,147)	$49.89

Nonvested at September 30, 2010	419,995	$44.22

     The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months
	Ended September 30,
	2010	2009
	(Dollars in thousands)
Cost of Educational Services	$1,680	$1,159
Student Services and Administrative Expense	3,570	2,463
Income Tax Benefit	(604)	(625)

Net Stock-Based Compensation Expense	$4,646	$2,997

     As of September 30, 2010, $31.3 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 3.0 years. The total fair value of options and shares vested during the three months ended September 30, 2010 and 2009, was approximately $5.6 million and $4.8 million, respectively.
     There were no capitalized stock-based compensation costs at September 30, 2010 and 2009.
     DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.
NOTE 4: FAIR VALUE MEASUREMENTS
     As permitted by the authoritative guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value such as financial assets and liabilities required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of September 30, 2010.
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
Level 1 — Quoted prices for identical instruments in active markets.
Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
Level 3 — Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.
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
     The following tables present DeVry’s assets at September 30, 2010, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$450,994	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,330	—	—

Total Financial Assets at Fair Value	$453,324	$—	$—

     Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.
     Below is a roll-forward of assets measured at fair value using Level 3 inputs for the three months ended September 30, 2010 (dollars in thousands). All Level 3 investments were purchased by DeVry’s broker, UBS, in early July 2010. These investments consisted of auction rate securities. These securities were valued using a discounted cash flow model using assumptions that, in management’s judgment, reflected the assumptions a marketplace participant would have used. See “Note 2-Summary Of Significant Accounting Policies-Marketable Securities and Investments” for further information on these investments.

Investments
Three Months Ended
September 30, 2010
Balance at Beginning of Period	$13,495
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	—
Change in Fair Value of UBS Put Right	—
Purchases, Sales and Maturities	(13,495)

Balance at September 30, 2010	$—

NOTE 5: DIVIDENDS AND STOCK REPURCHASE PROGRAM
     On May 18, 2010, the DeVry Board of Directors declared a cash dividend of $0.10 per share. This dividend was paid on July 8, 2010, to common stockholders of record as of June 15, 2010. The total dividend declared of $7.1 million was recorded as a reduction to retained earnings as of June 30, 2010. Future dividends will be at the discretion of the Board of Directors.
     On August 11, 2010, the DeVry Board of Directors authorized a fourth share repurchase program, which will again allow DeVry to repurchase up to $50 million of its common stock through June 30, 2012. Under this plan as of September 30, 2010, DeVry has repurchased, on the open market, 266,216 shares of its common stock at a total cost of approximately $11.7 million. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.
     DeVry completed its first share repurchase program in April 2008, repurchasing, on the open market, 908,399 shares of its common stock at a total cost of approximately $35.0 million. On May 13, 2008, the DeVry Board of Directors authorized a second share repurchase program, which allowed DeVry to repurchase up to $50 million of its common stock through December 31, 2010. As of November 30, 2009, DeVry completed this share repurchase program, repurchasing, on the open market, 1,027,417 shares of its common stock at a total cost of approximately $50.0 million. On November 11, 2009, the DeVry Board of Directors authorized a third share repurchase program, which allowed DeVry to repurchase up to $50 million of its common stock through December 31, 2011. As of September 30, 2010, DeVry completed this share repurchase program, repurchasing, on the open market, 972,205 shares of its common stock at a total cost of approximately $50.0 million.
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

     Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2010
	Gross		Weighted Avg.
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable Intangible Assets:
Student Relationships	$64,841	$(60,106)	(1)
Customer Contracts	7,000	(4,163)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(1,950)	14 years
Curriculum/Software	3,639	(1,885)	5 years
Outplacement Relationships	3,900	(529)	15 years
Trade Names	8,305	(5,021)	(2)
Other	639	(639)	6 years

Total	$93,908	$(76,977)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	13,410

Total	$176,967

(1)	The respective Ross University, Chamberlain College of Nursing, and the Carrington Student Relationships were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil.

(2)	The Apollo College and Western Career College trade names were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Trade Names is 2 years and 8.5 years for Stalla and DeVry Brasil (Fanor, Ruy Barbosa and AREA1), respectively.

	As of September 30, 2009
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Student Relationships	$64,458	$(56,097)
Customer Contracts	7,000	(2,708)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,750)
Curriculum/Software	3,624	(1,156)
Outplacement Relationships	3,900	(269)
Trade Names	6,263	(3,109)
Other	639	(639)

Total	$91,468	$(68,412)

Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditation	12,815

Total	$178,272

     Amortization expense for amortized intangible assets was $1.5 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

	Advanced		DeVry
Fiscal Year	Academics	Becker	Brasil	Carrington	Total
2011	$1,806	$1,110	$2,492	$420	$5,828
2012	1,538	160	2,091	420	4,209
2013	618	160	1,592	420	2,790
2014	369	160	678	295	1,502
2015	—	160	224	260	644
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
     Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. Beginning in fiscal year 2010, the Trade Name associated with the Stalla CFA Review was reclassified to a finite lived intangible asset and is being amortized on a straight line basis over two years. This asset had a book value of $0.7 million as of September 30, 2010. As of the latest impairment analysis completed during the fourth quarter of fiscal year 2010, the asset’s fair value exceeded this book value.
     Authoritative guidance provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2010 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the carrying amount.
     DeVry did not perform an interim impairment review during the first quarter of fiscal year 2011, as no impairment indicators were noted through the period ended September 30, 2010. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 40% as of the end of fiscal year 2010 except those indefinite-lived intangible assets acquired with the acquisitions of Carrington and DeVry Brasil where fair values exceeded carrying values by at least 14%. The smaller premium for the newly acquired assets would be expected considering all have been acquired within twenty months of the fourth quarter fiscal year 2010 valuation date. Management did not believe business conditions had deteriorated in any of its reporting units to the extent that the fair values of the reporting units or indefinite-lived intangible assets would have differed materially from their fiscal year 2010 fair values. In this regard, revenues grew for all reporting units in the first quarter of fiscal year 2011except at Advanced Academics (AAI). At AAI, which carries a goodwill balance of $17.1 million, revenues declined slightly from the prior year. The revenue decline at Advanced Academics was the result of lower summer school and fall enrollments as school districts have reduced such programs driven by state budget constraints. AAI also experienced a decline in operating profit which was the result of the decline in revenues and increased investment to initiate programs designed to enhance future revenue growth. The fair value of the AAI reporting unit significantly exceeded its carrying value as of the fiscal year 2010 impairment analysis. Management believes the negative trends at AAI will be temporary and believes its planned business and operational strategies will reverse this negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.

The table below summarizes the goodwill balances by reporting unit as of September 30, 2010 (dollars in thousands):

Reporting Unit
DeVry University	$22,196
Becker Professional Review	24,715
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
Carrington	185,717
DeVry Brasil	24,513

Total	$516,104

The table below summarizes goodwill balances by reporting segment as of September 30, 2010 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	427,606
Professional Education	24,715
Other Educational Services	41,587

Total	$516,104

     Total goodwill increased by $1.24 million from June 30, 2010. This increase is the result of an increase in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in the local Brazilian currency, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.
     The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of September 30, 2010 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington	112,300
DeVry Brasil	13,410

Total	$176,967

     The only change in the indefinite-lived intangible assets balances from June 30, 2010, resulted from the effects of foreign currency translation. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of this asset.
NOTE 7: INCOME TAXES
     DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

     DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30 2010 and 2009, cumulative undistributed earnings attributable to international operations were approximately $280.4 million and $216.1 million, respectively.
     The effective tax rate was 34.5% for the first quarter of fiscal year 2011, compared to 32.0% for the prior year. The higher effective income tax rate in fiscal year 2011 was primarily due to an increase in the proportion of income generated by U.S. operations versus the offshore operations of Ross University as compared to the prior year.
     As of September 30, 2010, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $5.8 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.8 million. As of September 30, 2009, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $2.3 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.9 million. We expect that our unrecognized tax benefits will increase by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2010 was $0.7 million. The corresponding amount at September 30, 2010 was not materially different from the amount at June 30, 2010..
NOTE 8: DEBT
Debt consists of the following at September 30, 2010, June 30, 2010 and September 30, 2009 (dollars in thousands):

				Average
	Outstanding Debt			Interest Rate
	September 30,	June 30,	September 30,	September 30,
	2010	2010	2009	2010
Revolving Credit Facility:
DeVry Inc. as borrower	$—	$—	$60,000	—
GEI as borrower	—	—	—	—

Total	$—	$—	$60,000	—
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$—	$—	$44,841	—

Total Outstanding Debt	$—	$—	$104,841	—

Current Maturities of Debt	$—	$—	$104,841	—

Total Long-term Debt	$—	$—	$—	—

Revolving Credit Facility
     All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement cannot exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $4.5 million and $15.2 million as of September 30, 2010 and 2009, respectively. As of September 30, 2010, had there been outstanding borrowings under this agreement they would have borne interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.
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

Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of September 30, 2010.
     The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.
Auction Rate Securities Collateralized Line of Credit
     In connection with the completion of the acquisition of Carrington, on September 18, 2008, DeVry borrowed approximately $46 million against its portfolio of auction rate securities under a temporary, uncommitted, demand revolving line of credit facility between DeVry Inc. and UBS Bank USA (the “Lender”). This borrowing totaled approximately 80% of the fair market value on September 18, 2008, of DeVry’s auction rate securities portfolio held through its broker, UBS, which was the maximum borrowing permitted under this credit facility. These borrowings were fully repaid as of June 30, 2010, and the lending agreement was terminated.
NOTE 9: COMMITMENTS AND CONTINGENCIES
     DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint in the United States District Court for the Northern District of Illinois on November 1, 2010. The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. The plaintiffs claim DeVry, Daniel Hamburger, Richard M. Gunst and David J. Pauldine violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. The lawsuit has not been served. DeVry and its executives believe the allegations contained in the complaint are without merit and intends to defend them vigorously.
     The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
NOTE 10: SEGMENT INFORMATION
     DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010. DeVry presents four reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Professional Education”, which includes the professional exam review and training operations of Becker CPA Review and Stalla Review for the CFA Exams; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and Carrington; and “Other Educational” which includes the DeVry Brasil and AAI operations.
     These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Such decisions are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization, minority interest and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
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
     Following is a tabulation of business segment information based on the current segmentation for each of the three months ended September 30, 2010 and 2009. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended
	September 30,
	2010	2009
Revenues:
Business, Technology and Management	$352,918	$283,506
Medical and Healthcare	136,658	117,158
Professional Education	19,970	19,161
Other Educational Services	11,882	11,285

Total Consolidated Revenues	$521,428	$431,110

Operating Income:
Business, Technology and Management	$84,519	$56,079
Medical and Healthcare	28,162	27,139
Professional Education	6,379	6,444
Other Educational Services	(7,522)	(6,522)
Reconciling Items:
Amortization Expense	(1,475)	(3,914)
Depreciation and Other	1,752	159

Total Consolidated Operating Income	$111,815	$79,385

Interest and Other Income (Expense):
Interest Income	$423	$500
Interest Expense	(254)	(422)
Net Investment Gain	—	831

Net Interest and Other Income (Expense)	169	909

Total Consolidated Income Before Income Taxes	$111,984	$80,294

Segment Assets:
Business, Technology and Management	$525,685	$516,718
Medical and Healthcare	990,404	904,256
Professional Education	90,901	67,362
Other Educational Services	123,756	116,719
Corporate	92,159	23,423

Total Consolidated Assets	$1,822,905	$1,628,478

Additions to Long-lived Assets:
Business, Technology and Management	$4,561	$16,639
Medical and Healthcare	5,305	7,245
Professional Education	973	17
Other Educational Services	1,723	2,581
Corporate	10,448	—

Total Consolidated Additions to Long-lived Assets	$23,010	$26,482

Depreciation Expense:
Business, Technology and Management	$6,270	$7,844
Medical and Healthcare	4,035	3,314
Professional Education	33	57
Other Educational Services	878	604
Corporate	2,505	174

Total Consolidated Depreciation	$13,721	$11,993

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—
Medical and Healthcare	105	2,425
Professional Education	287	287
Other Educational Services	1,083	1,202

Total Consolidated Amortization	$1,475	$3,914

     DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the quarters ended September 30, 2010 and 2009. Revenues and long-lived assets by geographic area are as follows (dollars in thousands):

	For the Three Months Ended
	September 30,
	2010	2009
Revenue from Unaffiliated Customers:
Domestic Operations	$461,496	$377,021
International Operations:
Dominica and St. Kitts/Nevis	48,288	43,443
Other	11,644	10,646

Total International	59,932	54,089

Consolidated	$521,428	$431,110

Long-lived Assets:
Domestic Operations	$738,948	$674,179
International Operations:
Dominica and St. Kitts/Nevis	333,824	327,724
Other	69,358	65,374

Total International	403,182	393,098

Consolidated	$1,142,130	$1,067,277

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
     The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010. DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income taxes.
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
FORWARD-LOOKING STATEMENTS
     Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 9 to the Consolidated Financial Statements and in Part II, Item 1, “Legal Proceedings”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and filed with the Securities and

Exchange Commission on August 25, 2010 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Recruiting and Admission,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”
     All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.
OVERVIEW
     DeVry’s focus on academic quality, successful student outcomes, and continued execution of its diversification strategy has produced another quarter of solid results. Operational and financial highlights for the first quarter of fiscal year 2011 include:
•
Chamberlain College of Nursing began offering nursing programs at its two new campuses in Chicago and Arlington, Virginia, in July 2010. Both of these Chamberlain locations are co-located with DeVry University campuses.

•
Total revenues rose 21.0%, reaching a quarterly record high of $521.4 million, and net income of $73.6 million increased 34.5% over the year-ago period, while at the same time DeVry continued to make investments in its educational programs and to enhance student services.

•
During the quarter, DeVry completed its third share repurchase program and began executing its fourth program. DeVry repurchased 972,205 shares of its common stock under the third program at an average cost of $51.43 per share. As of September 30, 2010, DeVry had repurchased 266,216 shares of its common stock under its fourth share repurchase program at an average cost of $43.95 per share.

•
DeVry’s financial position remained strong generating $196.0 million of operating cash flow during the first quarter of fiscal year 2011, driven primarily by strong operating results and working capital improvements. As of September 30, 2010, cash and marketable securities balances totaled $453.3 million and there were no outstanding borrowings.

RESULTS OF OPERATONS
     The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three
	Months ended
	September 30,
	2010	2009
Revenues	100.0%	100.0%
Cost of Educational Service	43.7%	45.6%
Student Services and Administrative Expense	34.8%	36.0%

Total Operating Costs and Expense	78.6%	81.6%

Operating Income	21.4%	18.4%
Interest Income	0.1%	0.1%
Interest Expense	(0.0%)	(0.1%)
Net Investment Gain	0.0%	0.2%

Net Interest and Other Income (Expense)	0.0%	0.2%

Income Before Income Taxes	21.5%	18.6%
Income Tax Provision	7.4%	6.0%

Net Income	14.1%	12.7%
Net Loss Attributable to Non-controlling Interest	0.0%	0.0%

Net Income Attributable to DeVry Inc.	14.1%	12.7%

REVENUES
     Total consolidated revenues for the first quarter of fiscal year 2011 of $521.4 million increased $90.3 million, or 21.0%, as compared to the year-ago quarter. Revenues increased within all four of DeVry’s business segments as a result of growth in total student enrollments, improved student retention and tuition price increases.
     Business, Technology and Management
     Business, Technology and Management segment revenues increased 24.5% to $352.9 million as compared to the year-ago period driven primarily by strong enrollment growth, improved retention and tuition price increases. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.
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

     Graduate coursetaker enrollment, including the Keller Graduate School of Management:
     The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
•	Increased by 17.6% from the July 2009 session (17,991 coursetakers) to the July 2010 session (21,165 coursetakers); and

•	Increased by 14.1% from the September 2009 session (20,496 coursetakers) to the September 2010 session (23,389 coursetakers).
     Tuition rates:
•
Effective July 2010, DeVry University’s U.S. undergraduate tuition ranges from $580 to $600 per credit hour for students enrolling in 1 to 11 credit hours. Tuition ranges from $350 to $360 per credit hour for each credit hour in excess of 11 credit hours. These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 3.5% as compared to the year-ago period. These amounts do not include the cost of books, supplies, transportation and living expenses.

•
Effective July 2010, Keller Graduate School of Management program tuition per classroom course ranges from $2,100 to $2,225, depending on location. This represents an expected weighted average increase of 2.1% as compared to the year-ago period. The price for a graduate course taken online is $2,225, compared to $2,200 previously.

     Management believes the increased undergraduate student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education and academic outcomes, graduate employment outcomes, continued strong demand for DeVry University’s online programs and improved retention of existing students. Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have produced positive graduate enrollment results.
     Management expects that DeVry University undergraduate new student growth will decelerate resulting in a modest decline in new student enrollments for the upcoming fall 2010 enrollment period. This is being driven by overlapping high new student growth rates in prior years; decreasing volume of high quality inquiry flow; and economic uncertainties. However, management expects that DeVry University total student growth for the fall enrollment period will be in the mid-to-high teens, benefiting from continued improvements in student persistence.
Medical and Healthcare
     Medical and Healthcare segment revenues increased 16.6% to $136.7 million in the first quarter of fiscal year 2011. Higher student enrollments at Chamberlain College of Nursing (“Chamberlain”) were a key driver of the segment revenue growth, which more than offset a decline in new student enrollments at Ross University and Carrington Colleges Group, Inc. (“Carrington”). Key trends for Ross University, Chamberlain and Carrington are set forth below.
     Ross University total enrollment by term:
•	Increased by 8.0% from January 2009 (4,323 students) to January 2010 (4,669 students);

•	Increased by 2.1% from May 2009 (4,448 students) to May 2010 (4,542 students); and

•	Decreased by 0.7% from September 2009 (4,601 students) to September 2010 (4,567 students).
     Ross University new student enrollment by term:
•	Increased by 14.4% from January 2009 (611 students) to January 2010 (699 students);

•	Decreased by 39.5% from May 2009 (562 students) to May 2010 (340 students); and

•	Decreased by 26.4% from September 2009 (666 students) to September 2010 (490 students).
     Chamberlain College of Nursing total enrollment by term:
•	Increased by 67.2% from November 2008 (3,360 students) to November 2009 (5,617 students);

•	Increased by 72.2% from March 2009 (3,885 students) to March 2010 (6,691 students); and

•	Increased by 65.2% from July 2009 (4,302 students) to July 2010 (7,108 students).
     Chamberlain College of Nursing new student enrollment by term:
•	Increased by 55.3% from November 2008 (1,352 students) to November 2009 (2,100 students);

•	Increased by 75.4% from March 2009 (1,236 students) to March 2010 (2,168 students); and

•	Increased by 55.1% from July 2009 (1,558 students) to July 2010 (2,416 students).
     Carrington total enrollment by term:
•	Increased by 14.8% from November 2008 (10,186 students) to November 2009 (11,695 students);

•	Increased by 9.9% from March 2009 (10,928 students) to March 2010 (12,009 students); and

•	Increased by 5.5% from July 2009 (10,644 students) to July 2010 (11,234 students).
     Carrington new student enrollment by term:
•	Increased by 21.5% from November 2008 (4,681 students) to November 2009 (5,688 students);

•	Decreased by 2.4% from March 2009 (4,323 students) to March 2010 (4,218 students); and
•	Decreased by 2.7% from July 2009 (4,411 students) to July 2010 (4,291 students).

Tuition rates:
•
Effective September 2010, tuition and fees for the beginning basic sciences portion of the programs at the Ross University medical and veterinary schools will be $15,600 and $15,000, respectively, per semester. This tuition rate represents an increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.3% for the veterinary school.

•
Effective September 2010, tuition and fees for the Ross University final clinical portion of the programs are $17,125 per semester for the medical school, and $18,850 per semester for the veterinary school. This represents and increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.4% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•
Effective July 2010, tuition for the 2010-2011 academic year is $620 per credit hour for students enrolled in Chamberlain’s BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,440 per semester. This represents an increase from 2009-2010 academic year tuition rates of approximately 4.2%. These amounts do not include the cost of books, supplies, transportation and living expenses.

•
Effective July 2010, tuition for students enrolled in Chamberlain’s RN-to-BSN online degree program is $575 per credit hour. This tuition rate is unchanged from the 2009-2010 academic year. Tuition for the 2010-2011 academic year is $650 per credit hour for students enrolled in the online MSN program. These amounts do not include the cost of books, supplies, transportation and living expenses.

•
Effective July 2010, on a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $347 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program.

     An element of the growth strategy at Ross University School of Medicine was the development of a clinical education center located in Freeport, Grand Bahama. The clinical site was expected to mitigate capacity constraints at the main campus in Dominica. However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the review process in California and caution on the part of existing students considering Freeport. Four states, including California, require notification for licensing of clinical studies in their states. Ross notified all such states regarding the Freeport location, however, California later concluded that the Freeport center would be subject to a more extensive evaluation process. Management hopes to have a resolution to the Freeport matters in the coming months. Currently, Ross is not teaching students at its Freeport location. These near-term challenges resulted in lower new student enrollments in both the May 2010 and September 2010 semesters.
     Management is executing revised plans to add capacity in Dominica. Management expects that continued demand for medical doctors and veterinarians positively influences career decisions of new students towards these respective fields of study.
     The increase in student enrollments at Chamberlain was largely attributable to its growing RN-to-BSN online completion program. In addition, in July 2010 Chamberlain began offering its nursing programs at two new locations in Arlington, Virginia and Chicago. All of these campuses are co-located with DeVry University.
     Management believes the increased total student enrollments at Carrington were most significantly impacted by the continued demand for healthcare personnel. Management expects that Carrington new student growth will decelerate resulting in a modest decline in new student enrollments for the upcoming fall 2010 enrollment period. This is being driven by overlapping high new student growth rates in the year-ago period; decreasing volume of high quality inquiry flow; and economic uncertainties.
Professional Education
     Professional Education segment revenues increased 4.2% to $20.0 million in the first quarter of fiscal year 2011 as compared to the year-ago period as demand for Becker’s CPA review courses improved. Management expects Becker’s revenue growth to remain relatively modest for fiscal year 2011, driven by the impact of the continued economic downturn on the accounting and finance professions that this segment serves.

     Other Educational Services
     Other Educational Services segment revenues grew 5.3% to $11.9 million in the first quarter of fiscal year 2011 as compared to the year-ago period. Revenue growth at DeVry Brasil, driven by increasing student enrollments, more than offset a decline in revenue at Advanced Academics. The revenue decline at Advanced Academics was the result of lower summer school and fall enrollments as school districts have reduced such programs driven by state budget constraints.
COSTS AND EXPENSES
Cost of Educational Services
     The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.
     DeVry’s Cost of Educational Services increased 16.1% to $228.1 million during the first quarter of fiscal year 2011 as compared to the year-ago quarter. Cost increases were incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of DeVry University locations as compared to the prior year. Also, cost increases were incurred for the operation of the new Chamberlain campuses in Chicago and Arlington, Virginia, which began offering programs in July 2010 and to support growing online student enrollments. Cost increases were incurred at Carrington associated with operating a higher number of locations as compared to the prior year and increased hiring of career services employees. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2011 as a result of an increase in the number stock awards granted to retirement eligible employees during the current year.
     As a percent of revenue, Cost of Educational Services decreased to 43.7% in the first quarter of fiscal year 2011 from 45.6% during the prior year period. The decrease was the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.
Student Services and Administrative Expense
     This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.
     Student Services and Administrative Expense grew 16.9% to $181.5 million during the first quarter of fiscal year 2011 as compared to the year-ago quarter. The increase in expenses represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments. In addition, cost increases were incurred in information technology and student services. Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2011 as a result of an increase in the number of stock awards granted to retirement eligible employees during the current year.
     Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased during the first quarter of fiscal year 2011 as compared to the year-ago period, as the respective student relationships and trade names from the Carrington acquisition were fully amortized as of December 31, 2009. Amortization expense is included entirely in the Student Services and Administrative Expense category.
     As a percent of revenue, Student Services and Administrative Expense decreased to 34.8% in the first quarter of fiscal year 2011 from 36.0% during the year-ago quarter. The decrease was the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and home office support personnel.
OPERATING INCOME
     Total consolidated operating income for the first quarter of fiscal year 2011 of $111.8 million increased 40.8% as compared to the prior year quarter. Operating income increased at DeVry’s respective Business, Technology and Management and Medical and Healthcare segments. These increases were partially offset by a decline in operating income at DeVry’s Professional Education and Other Educational Services segments.
Business, Technology and Management
     Business, Technology and Management segment operating income increased 50.7% to $84.5 million during the first quarter of fiscal year 2011, as compared to the year-ago period. The increase in operating income was the result of higher revenue and an increase in operating leverage, while at the same time, continuing to make investments in academic quality and student service to drive future enrollment growth.
Medical and Healthcare
     Medical and Healthcare segment operating income increased 3.8% to $28.2 million during the first quarter of fiscal year 2011 as compared to the prior year period. The increase in operating income at Chamberlain more than offset the slight decline in operating income at both Ross University and Carrington. Ross University operating income declined slightly due to lower new student enrollments, as discussed above, and investments to increase capacity. Carrington operating income decreased as a result of lower new student enrollments and a higher level of spending associated with Carrington’s name change, as compared to the year ago quarter.
Professional Education
     Professional Education segment operating income declined 1.0% to $6.4 million during the first quarter of fiscal year 2011 as compared to the prior year period. The decrease in operating income was the result of increased investments in curriculum development, academic quality and marketing related to expanding the business-to-business sales channel.
Other Educational Services
     For the first quarter of fiscal year 2011, Other Educational Services segment recorded an operating loss of $7.5 million as compared to an operating loss of $6.5 million during the year-ago quarter. The increase in the operating loss was the result of a decline in revenue at Advanced Academics and increased investments at both DeVry Brasil and Advance Academics to drive future enrollment growth. In addition, the first fiscal quarter represents a seasonal low point for tuition revenue at both Advanced Academics and DeVry Brasil.
NET INTEREST AND OTHER INCOME (EXPENSE)
     Interest income decreased 15.4%, to $0.4 million during the first quarter of fiscal year 2011 as compared to the prior year period. Despite an increase in invested balances as compared to the prior year period, interest income decreased because of lower interest rates earned on invested balances during the first quarter of fiscal year 2011. The increase in invested cash balances was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with increased share repurchases and debt repayment.
     Interest expense decreased by $0.2 million, or 39.8%, to $0.3 million during the first quarter of fiscal year 2011 as compared to the prior year period. The decrease in interest expense was attributable to the repayment of outstanding borrowings under DeVry’s revolving line of credit.
     DeVry recorded net investment gains of $0.8 million during the first quarter of fiscal year 2010. These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option. As of early July 2010, DeVry had fully liquidated its auction rate security portfolio at par value. There were no investment gains in the current year quarter.
INCOME TAXES
     Taxes on income were 34.5% of pretax income for the first quarter of fiscal year 2011, compared to 32.0% for the prior year period. The higher effective tax rate was attributable to a greater proportion of pre-tax income being generated by U.S. operations versus the international operations of Ross University in the current year quarter as compared to the prior year. Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. The medical and veterinary schools have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.
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
Funding Source:
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
     At September 30, 2010, total accounts receivable, net of related reserves, was $161.3 million, compared to $157.0 million at September 30, 2009. The increase in net accounts receivable was attributable to revenue growth across all four business segments as compared to the year-ago period, partially offset by improved collections, as receivables per account across DeVry’s schools are generally in line or lower than the prior year.
Financial Aid
     DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected. Please see Item 1A Risk Factors in DeVry’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, for a discussion of student financial aid related risks.
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
     Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2010, cash in the amount of $11.1 million was held in restricted bank accounts, compared to $10.9 million at September 30, 2009.
Cash from Operations
     Cash generated from operations in the first quarter of fiscal year 2011 was $196.0 million, compared to $177.2 million in the prior year period. Cash flow from operations increased $18.8 million due to higher net income. Greater cash flow was also a result of an increase in deferred tuition revenue and advanced tuition payments of $15.2 million driven by increased student enrollments, primarily at DeVry University and Chamberlain. In addition, due to continued improvements in collections management, accounts receivable, net of related reserves, decreased and resulted in a $10.2 million greater source of cash as compared to the year-ago period. An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $0.9 million greater source of cash. These increases in operating cash flow were partially offset by $22.6 million from a lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.
Cash Used in Investing Activities
     Capital expenditures in the first quarter of fiscal year 2011 were $23.0 million compared to $26.5 million in the year-ago period. The decrease in capital expenditures was the result of a shift in starting projects between quarters. DeVry continues to invest capital to support Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain campuses; new location openings and capacity expansion at Carrington; and facility improvements at DeVry University. Management anticipates full year fiscal 2011 capital spending to be in the range of $150 million.
Cash Used in Financing Activities
     During the first quarter of fiscal year 2011, DeVry repurchased a total of 816,400 shares of its stock, on the open market, for approximately $36.3 million. DeVry completed its third share repurchase program and commenced its fourth program during the quarter, and as of September 30, 2010, the total remaining authorization under fourth repurchase program was $38.3 million. The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.
     DeVry’s Board of Directors declared a dividend on May 12, 2010 of $0.10 per share to common stockholders of record as of June 15, 2010. The total dividend of $7.1 million was paid on July 8, 2010.
     DeVry believes that it has sufficient liquidity despite the disruption in the credit markets over the past two years. Management believes that current balances of unrestricted cash, cash generated from operations and revolving loan facility will be sufficient to fund both DeVry’s current operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities, similar to the acquisition of Carrington, should arise.
Other Contractual Arrangements
     DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At September 30, 2010, there were no outstanding borrowings under DeVry’s revolving credit agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $4.5 million as of September 30, 2010.
     DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first quarter of fiscal year 2011. DeVry had no open derivative positions at September 30, 2010.
     DeVry’s consolidated cash balances of $451.0 million at September 30, 2010, included approximately $225.9 million of cash attributable to international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international operations, including Ross University and DeVry Brasil, and pursue future business opportunities outside the United States. Therefore, cash held by DeVry’s international operations will not be available for domestic general corporate purposes on a long-term basis.
RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued and revised authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy established by SFAS No. 157 (ASC 820). The guidance is effective for DeVry’s fiscal year 2011, and it should be used for quarterly and annual filings. The application of this guidance did not have a significant impact on DeVry’s financial disclosures.
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
     The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 1.0% of DeVry’s overall assets, and its Canadian liabilities constitute approximately 3% of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.
     The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute approximately 4.0% of DeVry’s overall assets, and its Brazilian liabilities constitute less than 3% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $1.0 million.
     The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50.0 million at September 30, 2010, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At September 30, 2010, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2011 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.
PART II — Other Information
ITEM 1 — LEGAL PROCEEDINGS
     DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint in the United States District Court for the Northern District of Illinois on November 1, 2010. The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. The plaintiffs claim DeVry, Daniel Hamburger, Richard M. Gunst and David J. Pauldine violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. The lawsuit has not been served. DeVry and its executives believe the allegations contained in the complaint are without merit and intends to defend them vigorously.
     The ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to estimate. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
ITEM 1A — RISK FACTORS
     In addition to the other information set forth in this report and the risk factor described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry. Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.
U.S. Department of Education (“USED”) rulemaking could result in regulatory changes that could have a material adverse effect on DeVry’s student enrollment and financial results.
     On October 28, 2010, the USED issued final regulations with respect to program integrity issues for postsecondary education institutions participating in Title IV programs, which will take effect on July 1, 2011. The USED expects to issue final rules in early 2011 related to the definition of gainful employment, which are expected to take effect on July 1, 2012. DeVry is in the process of reviewing the final regulations but does not anticipate making material changes to its operations in order to comply with the final regulations that were issued on October 28, 2010.
     At this time, DeVry cannot be certain what requirements may be included in final regulations relating to gainful employment. Accordingly, DeVry cannot project how any new requirements may affect the eligibility of DeVry’s U.S. degree granting institutions to participate in the Title IV Programs, their ability to comply with revised Title IV Program regulations, or the potential impact of any changes on students or their ability to finance their educations. Uncertainty surrounding the final rules, interpretive regulations or guidance by the Department of Education may continue for some period of time and may adversely affect DeVry’s business. The outcome of the final rules related to the definition of gainful employment could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs (1)	Programs (1)
July 2010	174,000	$52.52	174,000	$15,494,096
August 2010	322,000	$41.38	322,000	2,170,585
September 2010	320,400	$43.29	320,400	38,300,798

Total	816,400	$44.50	816,400	$38,300,798

(1)	On November 11, 2009, the Board of Directors authorized a share repurchase program to buyback up to $50 million of DeVry common stock through December 31, 2011. This program was completed in September 2010 .On August 11, 2010, the Board of Directors authorized another share repurchase program to buyback up to $50 million of DeVry common stock through June 30, 2012. The total remaining authorization under this share repurchase program was $38,300,798 as of September 30, 2010.
Other Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (2)	per Share	or Programs	Programs
July 2010	—	$—	N/A	N/A
August 2010	12,684	$38.71	N/A	N/A
September 2010	—	$—	N/A	N/A

Total	12,684	$38.71	N/A	N/A

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.
ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.
Date: November 4, 2010	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: November 4, 2010	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer