Form 10-Q
period 2010-12-31
DEVRY INC
filed 2011-02-04
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 31, 2011 — 69,241,453 shares of Common Stock, $0.01 par value

DEVRY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

DEVRY INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,	December 31,
	2010	2010	2009
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$459,282	$307,702	$272,550
Marketable Securities and Investments	2,464	15,666	61,608
Restricted Cash	9,108	2,102	54,599
Accounts Receivable, Net	152,834	119,210	135,183
Deferred Income Taxes, Net	24,547	22,340	22,191
Prepaid Expenses and Other	27,517	32,627	32,504

Total Current Assets	675,752	499,647	578,635

Land, Buildings and Equipment:
Land	54,197	53,914	54,038
Buildings	297,519	283,044	270,727
Equipment	356,046	346,979	356,203
Construction In Progress	61,550	38,188	17,776

	769,312	722,125	698,744
Accumulated Depreciation	(354,353)	(333,988)	(352,987)

Land, Buildings and Equipment, Net	414,959	388,137	345,757

Other Assets:
Intangible Assets, Net	192,916	194,195	198,142
Goodwill	516,648	514,864	514,873
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	20,858	17,533	14,961

Total Other Assets	743,872	740,042	741,426

TOTAL ASSETS	$1,834,583	$1,627,826	$1,665,818

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$—	$44,732
Accounts Payable	62,185	90,364	71,246
Accrued Salaries, Wages and Benefits	58,349	92,368	50,009
Accrued Expenses	54,775	53,565	65,605
Advance Tuition Payments	21,531	20,930	70,298
Deferred Tuition Revenue	260,001	86,627	223,615

Total Current Liabilities	456,841	343,854	525,505
Other Liabilities:
Deferred Income Taxes, Net	43,914	43,368	51,790
Deferred Rent and Other	58,286	56,216	39,254

Total Other Liabilities	102,200	99,584	91,044

TOTAL LIABILITIES	559,041	443,438	616,549

NON-CONTROLLING INTEREST	6,035	5,007	4,104
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 69,452,000; 71,030,000 and 71,107,000 Shares Issued and Outstanding at December 31, 2010, June 30, 2010 and December 31, 2009, Respectively	735	734	731
Additional Paid-in Capital	233,371	224,209	207,884
Retained Earnings	1,208,419	1,055,591	910,802
Accumulated Other Comprehensive Income	13,623	9,896	11,547
Treasury Stock, at Cost (4,070,000; 2,394,000 and 1,977,000 Shares, Respectively)	(186,641)	(111,049)	(85,799)

TOTAL SHAREHOLDERS’ EQUITY	1,269,507	1,179,381	1,045,165

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,834,583	$1,627,826	$1,665,818

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
REVENUES:
Tuition	$520,180	$448,977	$1,006,519	$850,348
Other Educational	31,283	24,035	66,372	53,774

Total Revenues	551,463	473,012	1,072,891	904,122

COSTS AND EXPENSES:
Cost of Educational Services	229,917	199,965	457,998	396,448
Student Services and Administrative Expense	185,993	164,118	367,525	319,360

Total Operating Costs and Expenses	415,910	364,083	825,523	715,808

Operating Income	135,553	108,929	247,368	188,314
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	381	574	804	1,074
Interest Expense	(239)	(495)	(493)	(917)
Net Investment Gain	—	313	—	1,144

Net Interest and Other (Expense) Income	142	392	311	1,301

Income Before Income Taxes	135,695	109,321	247,679	189,615
Income Tax Provision	46,823	36,731	85,446	62,454

NET INCOME	88,872	72,590	162,233	127,161
Net (Income) Loss Attributable to Non-controlling Interest	(166)	(136)	74	20

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$88,706	$72,454	$162,307	$127,181

EARNINGS PER COMMON SHARE ATTRIBUTABLE
TO DEVRY INC. SHAREHOLDERS:
Basic	$1.26	$1.02	$2.30	$1.78

Diluted	$1.25	$1.00	$2.28	$1.76

Cash Dividend Declared per Common Share	$0.12	$0.10	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$162,233	$127,161
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	8,319	5,717
Depreciation	28,321	25,124
Amortization	3,045	7,653
Provision for Refunds and Uncollectible Accounts	50,599	46,215
Deferred Income Taxes	(1,947)	(889)
Loss on Disposals of Land, Buildings and Equipment	118	352
Unrealized Net Gain on Investments	—	(1,144)
Changes in Assets and Liabilities:
Restricted Cash	(7,006)	(49,250)
Accounts Receivable	(83,869)	(76,422)
Prepaid Expenses and Other	3,435	(8,834)
Accounts Payable	(28,184)	(349)
Accrued Salaries, Wages, Benefits and Expenses	(35,028)	424
Advance Tuition Payments	523	42,555
Deferred Tuition Revenue	173,374	148,951

NET CASH PROVIDED BY OPERATING ACTIVITIES	273,933	267,264

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(53,663)	(61,629)
Marketable Securities Purchases	(82)	(39)
Marketable Securities Sales	13,495	—
Other	—	(7)

NET CASH USED IN INVESTING ACTIVITIES	(40,250)	(61,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	973	3,739
Proceeds from Stock Issued Under Employee Stock Purchase Plan	661	470
Repurchase of Common Stock for Treasury	(75,745)	(16,316)
Cash Dividends Paid	(7,134)	(5,716)
Excess Tax Benefit from Stock-Based Payments	103	1,157
Borrowings Under Revolving Credit Facility	—	70,000
Repayments Under Revolving Credit Facility	—	(150,000)
Borrowings Under Collateralized Line of Credit	—	173
Repayments Under Collateralized Line of Credit	—	(252)

NET CASH USED IN FINANCING ACTIVITIES	(81,142)	(96,745)

Effects of Exchange Rate Differences	(961)	(1,496)

NET INCREASE IN CASH AND CASH EQUIVALENTS	151,580	107,348
Cash and Cash Equivalents at Beginning of Period	307,702	165,202

Cash and Cash Equivalents at End of Period	$459,282	$272,550

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$141	$553
Income Taxes, Net	90,959	48,297
Non-cash Investing and Financing Activity:
Declaration of Cash Dividends to be Paid	8,360	7,109
Accretion of Non-controlling Interest Put Option	1,102	936
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1: INTERIM FINANCIAL STATEMENTS
     The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry. The June 30, 2010 data presented were derived from audited financial statements.
     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and DeVry’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, each as filed with the Securities and Exchange Commission.
     The results of operations for the three and six months ended December 31, 2010, are not necessarily indicative of results to be expected for the entire fiscal year.
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
     Marketable securities and investments consist of investments in mutual funds. The following is a summary of our available-for-sale marketable securities at December 31, 2010 (dollars in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$889	$—	$34	$923
Stock Mutual Funds	1,999	(458)	—	1,541

Total Marketable Securities	$2,888	$(458)	$34	$2,464

     Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At December 31, 2010, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.
     As of December 31, 2010, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of December 31, 2010.

     As of June 30, 2010, DeVry held auction-rate debt securities in the aggregate principal amount of $13.5 million. These outstanding securities were purchased by DeVry’s broker, UBS, in early July 2010.
     Realized gains and losses are computed on the basis of specific identification and are included in Net Interest and Other Income/(Expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2011. See Note 4 for further disclosures on the Fair Value of Financial Instruments.
     Prepaid Clinical Fees
     Clinical rotation costs for Ross University medical students are included in Cost of Educational Services. Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships. The hospital group closed two of its hospitals due to financial difficulties in February 2009. To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships. As of December 31, 2010, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $6.2 million. Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance.
     Internal-Use Software Development Costs
     DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and six months ended December 31, 2010, were approximately $7.0 million and $11.8 million, respectively. Costs capitalized during the three and six months ended December 31, 2009, were approximately $8.2 million and $12.4 million, respectively. In both years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of December 31, 2010 and 2009, the net balance of capitalized software development costs was $56.3 million and $20.8 million, respectively.
     Perkins Program Fund
     DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions have been received in fiscal 2011 or fiscal 2010. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at December 31, 2010 and 2009. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.
     Earnings per Common Share
     Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 1,291,000 and 1,186,000 shares of common stock for the three and six months ended December 31, 2010, respectively, and 817,000 and 717,000 shares of common stock for the three and six months ended December 31, 2009 , respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.
The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Weighted Average Shares Outstanding	69,873	71,058	70,289	71,091
Unvested Participating Restricted Shares	308	218	265	174

Basic shares	70,181	71,276	70,554	71,265
Effect of Dilutive Stock Options	686	956	666	934

Diluted Shares	70,867	72,232	71,220	72,199

     Treasury Stock
     DeVry’s Board of Directors has authorized stock repurchase programs on five occasions (see “Note 6 — Dividends and Stock Repurchase Program”). The first repurchase program was completed in April 2008, the second program was completed in November 2009, the third program was completed in September 2010, and the fourth program was completed in December 2010. The fifth repurchase program was approved by the DeVry Board of Directors on November 10, 2010. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.
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
     Accumulated Other Comprehensive Income
     Accumulated Other Comprehensive Income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income for the three and six months ended December 31 (dollars in thousands).

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Balance at Beginning of Period	$12,704	$11,131	9,896	$7,157
Net Unrealized Investment Gains	53	9	131	155
Net Unrealized Investment Losses Recognized	—	—	—	—
Translation Adjustments:			—	—
Attributable to DeVry Inc.	636	283	2,855	3,309
Attributable to Non-controlling Interest	230	124	741	926

Balance at End of Period	$13,623	$11,547	13,623	$11,547

     The Accumulated Other Comprehensive Income balance at December 31, 2010, consists of $13.9 million ($11.3 million attributable to DeVry Inc. and $2.6 million attributable to non-controlling interests) of cumulative translation gains and $0.3 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc. At December 31, 2009, this balance consisted of $11.9 million ($9.9 million attributable to DeVry Inc. and $2.0 million attributable to non-

controlling interests) of cumulative translation gains and $0.4 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.
     Advertising Expense
     Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $60.8 million and $122.8 million for the three and six months ended December 31, 2010, respectively, and $49.8 million and $102.5 million for the three and six months ended December 31, 2009, respectively.
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
     In July 2010, the FASB issued authoritative guidance for improving disclosure on the credit quality of financing receivables and allowances for credit losses. This guidance requires reporting entities to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The guidance is effective for DeVry’s second quarter of fiscal year 2011, and it should be used for quarterly and annual filings. The application of this guidance is included in Note 5 to these consolidated financial statements.
NOTE 3: STOCK-BASED COMPENSATION
     DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994 Stock Incentive Plan, no further stock based awards will be issued from this plan. The 1999 and 2003 Stock Incentive Plans and the 2005 Incentive Plan are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.
     DeVry accounts for options granted to retirement eligible employees that fully vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.
     At December 31, 2010, 4,649,288 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.
     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the six months ended December 31, 2010:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	($000)
Outstanding at July 1, 2010	2,634,541	$33.76
Options Granted	508,150	$38.71
Options Exercised	(37,711)	$25.58
Options Canceled	(25,052)	$34.35
Outstanding at December 31, 2010	3,079,928	$34.74	6.33	$43,801

Exercisable at December 31, 2010	1,793,348	$29.82	4.91	$33,762

     The total intrinsic value of options exercised for the six months ended December 31, 2010 and 2009 was $0.4 million and $5.1 million, respectively.
     The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.
     The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first six months of fiscal years 2011 and 2010 were $16.53 and $23.11, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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
     During the first six months of fiscal year 2011, DeVry granted 276,540 shares of restricted stock to selected employees and non-employee directors. Of these, 69,970 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 206,570 shares and all other previously granted non-performance based shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the six months ended December 31, 2010:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2010	214,098	$52.16
Shares Granted	276,540	$39.31
Shares Vested	(46,148)	$52.06
Shares Canceled	(9,777)	$44.93

Nonvested at December 31, 2010	434,713	$44.16

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Cost of Educational Services	$982	$671	$2,662	$1,830
Student Services and Administrative Expense	2,087	1,424	5,657	3,887
Income Tax Benefit	(438)	(334)	(1,042)	(959)

Net Stock-Based Compensation Expense	$2,631	$1,761	$7,277	$4,758

     As of December 31, 2010, $29.4 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options and shares vested during the three months ended December 31, 2010 and 2009, was approximately $7.0 million and $6.2 million, respectively.
     There were no capitalized stock-based compensation costs at December 31, 2010 and 2009.
     DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.
NOTE 4: FAIR VALUE MEASUREMENTS
     As permitted by the authoritative guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value such as financial assets and liabilities required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of December 31, 2010.
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
     The following tables present DeVry’s assets at December 31, 2010, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$459,282	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,464	—	—

Total Financial Assets at Fair Value	$461,746	$—	$—

     Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.
     Below is a roll-forward of assets measured at fair value using Level 3 inputs for the six months ended December 31, 2010 (dollars in thousands). At no time during the three month period ended December 31, 2010, were any assets measured using Level 3 inputs. All Level 3 investments were purchased by DeVry’s broker, UBS, in early July 2010. These investments consisted of auction rate securities. These securities were valued using a discounted cash flow model using assumptions that, in management’s judgment, reflected the assumptions a marketplace participant would have used. See “Note 2-Summary Of Significant Accounting Policies-Marketable Securities and Investments” for further information on these investments.

Investments
Six Months Ended
December 31, 2010
Balance at Beginning of Period	$13,495
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	—
Change in Fair Value of UBS Put Right	—
Purchases, Sales and Maturities	(13,495)

Balance at December 31, 2010	$—

NOTE 5: FINANCING RECEIVABLES
     DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California schools as well as selected students at Ross University School of Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan.
     Reserves for uncollectible loans are determined by analyzing the current aging of accounts receivable and historical loss rates of loans at each educational institution. In addition, management considers projections of future receivable levels and collection loss rates. Management performs this analysis periodically throughout the year. Since all of DeVry’s financing receivables are generated through the extension of credit to students to fund educational costs, all such receivables are considered part of the same loan portfolio.

     The following table details the institutional loan balances along with the related allowances for credit losses as of December 31, 2010 and 2009.

	As of December 31,
	2010	2009
	(Dollars in thousands)
Gross Institutional Student Loans	$43,743	$26,480
Allowance for Credit Losses	(19,651)	(10,653)

Net Institutional Student Loans	$24,092	$15,827

     Of the net balances above, $16.2 million and $7.8 million are classified in the Consolidated Balance Sheets as Accounts Receivable, Net at December 31, 2010 and 2009, respectively, and $7.9 million and $8.0 million are classified in the Consolidated Balance Sheets as Other Assets at December 31, 2010 and 2009, respectively.
     The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of December 31, 2010 and 2009. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of December 31,
	2010	2009
Institutional Student Loans:
Performing	$31,553	$18,565
Nonperforming	12,190	7,915

Total Institutional Student Loans	$43,743	$26,480

			Greater			Total
	30-59	60-89	Than 90			Institutional
	Days	Days	Days	Total		Student
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Institutional Student Loans:
December 31, 2010	$3,782	$1,587	$13,520	$18,889	$24,854	$43,743
December 31, 2009	$2,419	$1,273	$9,106	$12,798	$13,682	$26,480
NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM
     On November 10, 2010, the DeVry Board of Directors declared a cash dividend of $0.12 per share of common stock. This dividend was paid on January 10, 2011, to common stockholders of record as of December 10, 2010. The total dividend declared of $8.4 million was recorded as a reduction to retained earnings as of December 31, 2010. On May 18, 2010, the DeVry Board of Directors declared a cash dividend of $0.10 per share. This dividend was paid on July 8, 2010, to common stockholders of record as of June 15, 2010. The total dividend declared of $7.1 million was recorded as a reduction to retained earnings as of June 30, 2010. Future dividends will be at the discretion of the Board of Directors.
     On November 10, 2010, the DeVry Board of Directors authorized a fifth share repurchase program, which allows DeVry to repurchase up to $50 million of its common stock through December 31, 2012. Under this plan as of December 31, 2010, DeVry has repurchased, on the open market, 23,188 shares of its common stock at a total cost of approximately $1.1 million. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.
     DeVry completed its first share repurchase program in April 2008, repurchasing, on the open market, 908,399 shares of its common stock at a total cost of approximately $35.0 million. On May 13, 2008, the DeVry Board of Directors authorized a second share repurchase program, which allowed DeVry to repurchase up to $50 million of its common stock through December 31, 2010. As of November 30, 2009, DeVry completed this share repurchase program, repurchasing, on the open market, 1,027,417 shares of its common stock at a total cost of approximately $50.0 million. On November 11, 2009, the DeVry Board of Directors authorized a third share repurchase program, which allowed DeVry to repurchase up to $50 million of its common stock through December 31, 2011. As of September 30, 2010, DeVry completed this share repurchase program, repurchasing, on the open market, 972,205 shares of its common stock at a total cost of approximately $50.0 million. On August 11, 2010, the DeVry Board of Directors authorized a fourth share repurchase program, which allowed DeVry to repurchase up to $50 million of its common stock through June 30, 2012. As of December 31, 2010, DeVry had completed this share repurchase program, repurchasing, on the open market, 1,103,628 shares of its common stock at a total cost of approximately $50.0 million.
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
     Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2010
	Gross		Weighted Avg.
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable Intangible Assets:
Student Relationships	$65,047	$(60,739)	(1)
Customer Contracts	7,000	(4,489)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(1,980)	14 years
Curriculum/Software	3,647	(2,070)	5 years
Outplacement Relationships	3,900	(594)	15 years
Trade Names	8,383	(5,380)	(2)
Other	639	(639)	6 years

Total	$94,200	$(78,576)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	13,736

Total	$177,292

(1)	The respective Ross University, Chamberlain College of Nursing, and the Carrington Student Relationships were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil.

(2)	The Apollo College and Western Career College trade names were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Trade Names is 2 years and 8.5 years for Stalla and DeVry Brasil (Fanor, Ruy Barbosa and AREA1), respectively.

	As of December 31, 2009
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Student Relationships	$64,626	$(58,229)
Customer Contracts	7,000	(3,084)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,800)
Curriculum/Software	3,631	(1,338)
Outplacement Relationships	3,900	(334)
Trade Names	6,326	(3,990)
Other	639	(639)

Total	$91,706	$(72,098)

Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditation	13,077

Total	$178,534

     Amortization expense for amortized intangible assets was $1.5 million and $3.0 million for the three and six months ended December 31, 2010, respectively, and $3.7 million and $7.6 for the three and six months ended December 31, 2009, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

	Advanced		DeVry
Fiscal Year	Academics	Becker	Brasil	Carrington	Total
2011	$1,806	$1,110	$2,506	$420	$5,842
2012	1,538	160	2,106	420	4,224
2013	618	160	1,607	420	2,805
2014	369	160	684	295	1,508
2015	—	160	231	260	651
     All amortizable intangible assets, except for the Advanced Academics (AAI) Customer Contracts and DeVry Brasil Student Relationships, are being amortized on a straight-line basis.
     The amount being amortized for the AAI Customer Contracts is based on the estimated renewal probability of the contracts, giving consideration to the revenue and discounted cash flow associated with the respective Direct to Student and Direct to District customer relationships. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

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
     Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. Beginning in fiscal year 2010, the Trade Name associated with the Stalla CFA Review was reclassified to a finite lived intangible asset and is being amortized on a straight line basis over two years. This asset had a book value of $0.5 million as of December 31, 2010. As of the latest impairment analysis completed during the fourth quarter of fiscal year 2010, the asset’s fair value exceeded this book value.
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
     DeVry did not perform an interim impairment review during the first six months of fiscal year 2011, as no impairment indicators were noted through the period ended December 31, 2010. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 40% as of the end of fiscal year 2010 except those indefinite-lived intangible assets acquired with the acquisitions of Carrington and DeVry Brasil where fair values exceeded carrying values by at least 14%. The smaller premium for the newly acquired assets would be expected considering all have been acquired within twenty months of the fourth quarter fiscal year 2010 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Management did not believe business conditions had deteriorated in any of its reporting units to the extent that the fair values of the reporting units or indefinite-lived intangible assets would have differed materially from their fiscal year 2010 fair values. In this regard, revenues grew for all reporting units in the first six months of fiscal year 2011 except at Advanced Academics (AAI). At AAI, which carries a goodwill balance of $17.1 million, revenues declined slightly from the prior year. The revenue decline at Advanced Academics was the result of lower summer school and fall enrollments as school districts have reduced such programs driven by state budget constraints. AAI also experienced a decline in operating profit which was the result of the decline in revenues and increased investment to initiate programs designed to enhance future revenue growth. The fair value of the AAI reporting unit significantly exceeded its carrying value as of the fiscal year 2010 impairment analysis. Management believes the negative trends at AAI will be temporary and believes its planned business and operational strategies will reverse this negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.

The table below summarizes the goodwill balances by reporting unit as of December 31, 2010 (dollars in thousands):

Reporting Unit
DeVry University	$22,195
Becker Professional Review	24,716
Ross University	237,175
Chamberlain College of Nursing	4,716
Advanced Academics	17,075
Carrington	185,715
DeVry Brasil	25,056

Total	$516,648

The table below summarizes goodwill balances by reporting segment as of December 31, 2010 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,195
Medical and Healthcare	427,606
Professional Education	24,716
Other Educational Services	42,131

Total	$516,648

     Total goodwill increased by $1.78 million from June 30, 2010. This increase is the result of an increase in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in the local Brazilian currency, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.
     The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of December 31, 2010 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington	112,300
DeVry Brasil	13,735

Total	$177,292

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
     DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of December 31 2010 and 2009, cumulative undistributed earnings attributable to international operations were approximately $298.8 million and $234.1 million, respectively.
     The effective tax rate was 34.5% for both the second quarter and first six months of fiscal year 2011, compared to 33.6% and 32.9% for the prior year second quarter and first six months, respectively. The higher effective income tax rate in fiscal year 2011 was primarily due to an increase in the proportion of income generated by U.S. operations versus the offshore operations of Ross University as compared to the prior year.
     As of December 31, 2010, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $6.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.5 million. As of December 31, 2009, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $1.7 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $1.7 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2010 was $0.7 million. The corresponding amount at December 31, 2010 was not materially different from the amount at June 30, 2010.
NOTE 9: DEBT
Debt consists of the following at December 31, 2010, June 30, 2010 and December 31, 2009 (dollars in thousands):

				Average
	Outstanding Debt			Interest Rate
	December 31,	June 30,	December 31,	December 31,
	2010	2010	2009	2010
Revolving Credit Facility:
DeVry Inc. as borrower	$—	$—	$—	—
GEI as borrower	—	—	—	—

Total	$—	$—	$—	—
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$—	$—	$44,732	—

Total Outstanding Debt	$—	$—	$44,732	—

Current Maturities of Debt	$—	$—	$44,732	—

Total Long-term Debt	$—	$—	$—	—

Revolving Credit Facility
     All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement cannot exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $4.6 million and $15.2 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010, had there been outstanding borrowings under this agreement they would have borne interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.
     The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of December 31, 2010.
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
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. The plaintiffs claim DeVry, Daniel Hamburger, Richard M. Gunst and David J. Pauldine violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. DeVry and its executives believe the allegations contained in the complaint are without merit and intend to defend them vigorously.
     Two derivative cases similar to the Shareholder Case also were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770) (“Derivative Actions”). The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon T. Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives believe the allegations contained in the derivative complaints are without merit and intend to defend them vigorously.
     Although DeVry believes that the Shareholder Case and the Derivative Actions are without merit, the ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.

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
     Following is a tabulation of business segment information based on the current segmentation for each of the three and six months ended December 31, 2010 and 2009. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Business, Technology and Management	$370,743	$313,256	$723,661	$596,762
Medical and Healthcare	142,145	125,774	278,803	242,932
Professional Education	21,268	16,834	41,238	35,995
Other Educational Services	17,307	17,148	29,189	28,433

Total Consolidated Revenues	$551,463	$473,012	$1,072,891	$904,122

Operating Income:
Business, Technology and Management	$99,472	$78,134	$183,991	$134,213
Medical and Healthcare	30,964	31,159	59,126	58,298
Professional Education	6,590	3,249	12,969	9,693
Other Educational Services	148	705	(7,374)	(5,817)
Reconciling Items:
Amortization Expense	(1,477)	(3,657)	(2,952)	(7,571)
Depreciation and Other	(144)	(661)	1,608	(502)

Total Consolidated Operating Income	$135,553	$108,929	$247,368	$188,314

Interest and Other Income (Expense):
Interest Income	$381	$574	$804	$1,074
Interest Expense	(239)	(495)	(493)	(917)
Net Investment Gain	—	313	—	1,144

Net Interest and Other Income (Expense)	142	392	311	1,301

Total Consolidated Income Before Income Taxes	$135,695	$109,321	$247,679	$189,615

Segment Assets:
Business, Technology and Management	$536,654	$499,288	$536,654	$499,288
Medical and Healthcare	984,631	932,097	984,631	932,097
Professional Education	80,217	77,234	80,217	77,234
Other Educational Services	122,479	117,145	122,479	117,145
Corporate	110,602	40,054	110,602	40,054

Total Consolidated Assets	$1,834,583	$1,665,818	$1,834,583	$1,665,818

Additions to Long-lived Assets:
Business, Technology and Management	$8,325	$28,483	$17,791	$45,122
Medical and Healthcare	13,633	5,281	18,938	12,526
Professional Education	1,420	26	2,393	43
Other Educational Services	1,670	1,357	3,393	3,938
Corporate	5,605	—	11,148	—

Total Consolidated Additions to Long-lived Assets	$30,653	$35,147	$53,663	$61,629

Depreciation Expense:
Business, Technology and Management	$6,719	$8,512	$12,989	$16,356
Medical and Healthcare	4,270	3,657	8,305	6,971
Professional Education	36	58	69	115
Other Educational Services	1,305	738	2,183	1,342
Corporate	2,270	166	4,775	340

Total Consolidated Depreciation	$14,600	$13,131	$28,321	$25,124

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—	$—	$—
Medical and Healthcare	105	2,116	210	4,541
Professional Education	268	288	555	575
Other Educational Services	1,104	1,253	2,187	2,455

Total Consolidated Amortization	$1,477	$3,657	$2,952	$7,571

     Beginning in fiscal year 2011, certain additions to long-lived assets that were previously reported in the Business, Technology and Management segment are now reported as Corporate additions. These additions consist primarily of the costs being capitalized as part of the Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing. See “Note 2 — Summary of Significant Accounting Policies — Internal-Use Software Development Costs”).
     DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the quarters ended December 31, 2010 and 2009. Revenues and long-lived assets by geographic area are as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue from Unaffiliated Customers:
Domestic Operations	$482,709	$409,655	$944,205	$786,676
International Operations:
Dominica and St. Kitts/Nevis	53,691	49,478	101,979	92,921
Other	15,063	13,879	26,707	24,525

Total International	68,754	63,357	128,686	117,446

Consolidated	$551,463	$473,012	$1,072,891	$904,122

Long-lived Assets:
Domestic Operations	$749,013	$692,796	$749,013	$692,796
International Operations:
Dominica and St. Kitts/Nevis	338,795	328,349	338,795	328,349
Other	71,023	66,038	71,023	66,038

Total International	409,818	394,387	409,818	394,387

Consolidated	$1,158,831	$1,087,183	$1,158,831	$1,087,183

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
OVERVIEW
     DeVry’s focus on academic quality, successful student outcomes, and continued execution of its diversification strategy has produced another quarter of solid results. Operational and financial highlights for the second quarter of fiscal year 2011 include:
•	Total revenues rose 16.6%, and net income increased 22.4% over the year-ago period, while at the same time DeVry continued to make investments in its educational programs and to enhance student services.

•	Chamberlain College of Nursing continues to benefit from the strong demand for nursing professionals. Chamberlain new student enrollment in the Fall semester increased 42% and total student enrollment increased 58%.

•	Carrington College California’s co-location with DeVry University in Pomona, CA, began enrolling students in programs for Medical Assisting, Medical Billing and Coding, Pharmacy Technology, and Veterinary Training.

•	The American Institute of Certified Public Accountants released is 2009 Elijah Watt Sells award winners, which honors the candidates with the highest scores on the CPA exam. Of the candidates with the 15 highest scores, 14 prepared for the exam using Becker’s industry-leading CPA review materials.

•	During the quarter, DeVry completed its fourth share repurchase program and began executing its fifth program. DeVry repurchased a total of 860,600 shares of its common stock under both programs at an average cost of $45.80 per share in the second quarter.

•	In November 2010, DeVry’s Board of Directors approved a 20% dividend increase, raising its annual dividend rate from $0.20 per share to $0.24. Payable on a semi-annual basis, the most recent dividend of $0.12 per share was paid on January 10, 2011.

•	DeVry’s financial position remained strong generating $273.9 million of operating cash flow during the first six months of fiscal year 2011, driven primarily by strong operating results and working capital improvements. As of December 31, 2010, cash and marketable securities balances totaled $461.7 million and there were no outstanding borrowings.

RESULTS OF OPERATONS
     The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three
	Months Ended		For the Six Months
	December 31,		Ended December 31,
	2010	2009	2010	2009
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	41.7%	42.3%	42.7%	43.8%
Student Services and Administrative Expense	33.7%	34.7%	34.3%	35.3%

Total Operating Costs and Expense	75.4%	77.0%	76.9%	79.2%

Operating Income	24.6%	23.0%	23.1%	20.8%
Interest Income	0.1%	0.1%	0.1%	0.1%
Interest Expense	(0.0%)	(0.1%)	(0.0%)	(0.1%)
Net Investment Gain	0.0%	0.1%	0.0%	0.1%

Net Interest and Other Income (Expense)	0.0%	0.1%	0.0%	0.1%

Income Before Income Taxes	24.6%	23.1%	23.1%	21.0%
Income Tax Provision	8.5%	7.8%	8.0%	6.9%

Net Income	16.1%	15.3%	15.1%	14.1%
Net Loss Attributable to Non-controlling Interest	0.0%	0.0%	0.0%	0.0%

Net Income Attributable to DeVry Inc.	16.1%	15.3%	15.1%	14.1%

REVENUES
     Total consolidated revenues for the second quarter of fiscal year 2011 of $551.5 million increased $78.5 million, or 16.6%, as compared to the year-ago quarter. For the first six months of fiscal year 2011, total consolidated revenues increased 18.7% to $1,072.9 million as compared to the year-ago period. For both the second quarter and first six months of fiscal year 2011, revenues increased within all four of DeVry’s business segments as a result of growth in total student enrollments, improved student retention and tuition price increases.
     Business, Technology and Management
     Business, Technology and Management segment revenues increased 18.4% to $370.7 million in the second quarter and rose 21.3% to $723.7 million for the first six months of fiscal year 2011 as compared to the respective year-ago periods driven primarily by growth in total student enrollments, improved retention and tuition price increases. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.
     Total undergraduate enrollment by term:
•	Increased by 25.6% from spring 2009 (53,259 students) to spring 2010 (66,909 students);

•	Increased by 22.0% from summer 2009 (55,979 students) to summer 2010 (68,290 students); and

•	Increased by 14.9% from fall 2009 (64,003 students) to fall 2010 (73,543 students). This was a record high enrollment at DeVry University and marked the fifteenth consecutive term of positive total undergraduate student enrollment growth from the year-ago level.
     New undergraduate enrollment by term:
•	Increased by 24.0% from spring 2009 (14,288 students) to spring 2010 (17,715 students);

•	Increased by 9.9% from summer 2009 (19,057 students) to summer 2010 (20,935 students); and

•	Decreased by 4.7% from fall 2009 (18,878 students) to fall 2010 (17,983 students).
     Graduate coursetaker enrollment, including the Keller Graduate School of Management:
     The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
•	Increased by 17.6% from the July 2009 session (17,991 coursetakers) to the July 2010 session (21,165 coursetakers);

•	Increased by 14.1% from the September 2009 session (20,496 coursetakers) to the September 2010 session (23,389 coursetakers); and

•	Increased by 11.9% from the November 2009 session (20,734 coursetakers) to the November 2010 session (23,199 coursetakers).
     Tuition rates:
•	Effective July 2010, DeVry University’s U.S. undergraduate tuition ranges from $580 to $600 per credit hour for students enrolling in 1 to 11 credit hours. Tuition ranges from $350 to $360 per credit hour for each credit hour in excess of 11 credit hours. These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 3.5% as compared to the year-ago period. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective July 2010, Keller Graduate School of Management program tuition per classroom course ranges from $2,100 to $2,225, depending on location. This represents an expected weighted average increase of 2.1% as compared to the year-ago period. The price for a graduate course taken online is $2,225, compared to $2,200 previously.
     Management believes the increased undergraduate total student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education, academic and graduate employment outcomes, and improved retention of existing students. Management believes the decrease in undergraduate new student enrollments was the result of decreasing volume of high quality inquiry flow, economic uncertainties, and overlapping high new student growth rates in prior years. Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have helped produce positive graduate enrollment results.
     Medical and Healthcare
     Medical and Healthcare segment revenues increased 13.0% to $142.1 million in the second quarter and grew 14.8% to $278.8 million for the first six months of fiscal year 2011 as compared to the respective year-ago periods. Higher student enrollments at Chamberlain College of Nursing (“Chamberlain”) were a key driver of the segment revenue growth, which more than offset a decline in new student enrollments at Ross University and Carrington Colleges Group, Inc. (“Carrington”). Key trends for Ross University, Chamberlain and Carrington are set forth below.
     Ross University total enrollment by term:
•	Increased by 8.0% from January 2009 (4,323 students) to January 2010 (4,669 students);

•	Increased by 2.1% from May 2009 (4,448 students) to May 2010 (4,542 students); and

•	Decreased by 0.7% from September 2009 (4,601 students) to September 2010 (4,567 students).
     Ross University new student enrollment by term:
•	Increased by 14.4% from January 2009 (611 students) to January 2010 (699 students);

•	Decreased by 39.5% from May 2009 (562 students) to May 2010 (340 students); and

•	Decreased by 26.4% from September 2009 (666 students) to September 2010 (490 students).
     Chamberlain College of Nursing total enrollment by term:
•	Increased by 72.2% from March 2009 (3,885 students) to March 2010 (6,691 students);

•	Increased by 65.2% from July 2009 (4,302 students) to July 2010 (7,108 students); and

•	Increased by 57.8% from November 2009 (5,617 students) to November 2010 (8,862 students).
     Chamberlain College of Nursing new student enrollment by term:
•	Increased by 75.4% from March 2009 (1,236 students) to March 2010 (2,168 students);

•	Increased by 55.1% from July 2009 (1,558 students) to July 2010 (2,416 students); and

•	Increased by 42.0% from November 2009 (2,100 students) to November 2010 (2,981 students).
     Carrington total enrollment by term:
•	Increased by 9.9% from March 2009 (10,928 students) to March 2010 (12,009 students);

•	Increased by 5.5% from July 2009 (10,644 students) to July 2010 (11,234 students); and

•	Decreased by 6.4% from November 2009 (11,695 students) to November 2010 (10,942 students).
     Carrington new student enrollment by term:
•	Decreased by 2.4% from March 2009 (4,323 students) to March 2010 (4,218 students); and

•	Decreased by 2.7% from July 2009 (4,411 students) to July 2010 (4,291 students); and

•	Decreased by 19.2% from November 2009 (5,688 students) to November 2010 (4,595 students).
Tuition rates:
•	Effective September 2010, tuition and fees for the beginning basic sciences portion of the programs at the Ross University medical and veterinary schools are $15,600 and $15,000, respectively, per semester. This tuition rate represents an increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.3% for the veterinary school.

•	Effective September 2010, tuition and fees for the Ross University final clinical portion of the programs are $17,125 per semester for the medical school, and $18,850 per semester for the veterinary school. This represents and increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.4% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective July 2010, tuition for the 2010-2011 academic year is $620 per credit hour for students enrolled in Chamberlain’s BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,440 per semester. This represents an increase from 2009-2010 academic year tuition rates of approximately 4.2%. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective July 2010, tuition for students enrolled in Chamberlain’s RN-to-BSN online degree program is $575 per credit hour. This tuition rate is unchanged from the 2009-2010 academic year. Tuition for the 2010-2011 academic year is $650 per credit hour for students enrolled in the online MSN program. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective July 2010, on a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $347 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program.
     An element of the growth strategy at Ross University School of Medicine was the development of a clinical education center located in Freeport, Grand Bahama. The Freeport site was expected to mitigate capacity constraints at the main campus in Dominica. However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the Medical Board of California licensing review process and caution on the part of existing students considering Freeport. In November 2010, Ross University School of Medicine secured licensing approval for its Freeport clinical location from the Medical Board of California. It has been Ross’ understanding that medical students who attend the Freeport location would not be eligible to receive Title IV financial aid while in Freeport, but would be eligible to receive financial aid once they moved beyond their semesters in Freeport. However, the U.S. Department of Education (“USED”) recently raised questions that could impact the overall financial aid eligibility for new students who attend Freeport. While Ross is working through this issue with the USED, it is also in the process of evaluating how to best leverage its Freeport location as part of its overall expansion strategy.
     Currently, Ross is not teaching medical basic sciences at its Freeport location. These near-term challenges resulted in lower new student enrollments in both the May 2010 and September 2010 semesters, and management expects a slight decline in new student enrollments for the January 2011 semester.
     Ross continues to invest in its Dominica facilities, programs and student services to meet the strong demand for its medical program.
     The increase in student enrollments at Chamberlain was largely attributable to its growing RN-to-BSN online completion program. In addition, in July 2010 Chamberlain began offering its nursing programs at two new locations in Arlington, Virginia and Chicago. All of these campuses are co-located with DeVry University.
     Management believes the decline in student enrollments at Carrington was the result of overlapping high new student growth rates in the year-ago period, decreasing volume of high quality inquiry flow, and economic uncertainties. In the near term, management expects that Carrington student enrollments will continue to decline for the upcoming spring 2011 enrollment period. To address this issue, Carrington is in the process of shifting its focus from brand awareness associated with the recent name change to more direct response communications. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students.
     Professional Education
     Professional Education segment revenues increased 26.3% to $21.3 million in the second quarter and rose 14.6% to $41.2 million for the first six months of fiscal year 2011 as compared to the respective year-ago periods as demand for Becker’s CPA review courses improved. Management expects Becker’s revenue growth to moderate in the second half of fiscal year 2011 as demand for its CPA line of products normalizes.
     Other Educational Services
     Other Educational Services segment revenues grew 0.9% to $17.3 million in the second quarter and rose 2.7% to $29.2 million for the first six months of fiscal year 2011 as compared to the respective year-ago periods. Revenue growth at DeVry Brasil, driven by increasing student enrollments, more than offset a decline in revenue at Advanced Academics. The revenue decline at Advanced Academics was the result of lower summer school and fall enrollments as school districts have reduced such programs driven by state budget constraints.

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
     DeVry’s Cost of Educational Services increased 15.0% to $229.9 million during the second quarter and grew 15.5% to $458.0 million for the first six months of fiscal year 2011 as compared to the respective year-ago periods. Cost increases were incurred in support of expanding DeVry University online and onsite total student enrollments and operating a higher number of DeVry University locations as compared to the prior year. Also, cost increases were incurred for the operation of the new Chamberlain campuses in Chicago and Arlington, Virginia, which began offering programs in July 2010, and to support growing online student enrollments. Cost increases were incurred at Carrington associated with operating a higher number of locations as compared to the prior year and increased hiring of career services employees. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2011 as a result of an increase in the number stock awards granted during the current year.
     As a percent of revenue, Cost of Educational Services decreased to 41.7% in the second quarter of fiscal year 2011 from 42.3% during the prior year period. For the first six months of fiscal year 2011, Cost of Educational Services decreased to 42.7% from 43.8% during the prior year period. These decreases were the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.
     Student Services and Administrative Expense
     This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.
     Student Services and Administrative Expense grew 13.3% to $186.0 million during the second quarter and increased 15.1% to $367.5 million during the first six months of fiscal year 2011 as compared to the respective year-ago periods. The increase in expenses represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments. In addition, cost increases were incurred in information technology and student services. Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2011 as a result of an increase in the number of stock awards granted during the current year.
     Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased during both the second quarter and first six months of fiscal year 2011 as compared to the year-ago periods, as the respective student relationships and trade names from the Carrington acquisition were fully amortized as of December 31, 2009. Amortization expense is included entirely in the Student Services and Administrative Expense category.
     As a percent of revenue, Student Services and Administrative Expense decreased to 33.7% in the second quarter of fiscal year 2011 from 34.7% during the year-ago quarter. For the first six months of fiscal year 2011, Student Services and Administrative Expense decreased to 34.3% from 35.3% in the year-ago period. These decreases were the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and home office support personnel.
OPERATING INCOME
     Total consolidated operating income for the second quarter of fiscal year 2011 of $135.6 million increased 24.4% as compared to the prior year quarter. For the first six months of fiscal year 2011, total consolidated operating income rose 31.4% to $247.4 million as compared to the year-ago period. During the second quarter of fiscal year 2011, operating income increases at DeVry’s respective Business, Technology and Management and Professional Education segments more than offset declines in operating income at DeVry’s Medical and Healthcare and Other Educational Services segments. For the first six months of fiscal year 2011, operating income increased at all of DeVry’s respective segments, with the exception of Other Educational Services segment.

     Business, Technology and Management
     Business, Technology and Management segment operating income increased 27.3% to $99.5 million during the second quarter and grew 37.1% to $184.0 million during the first six months of fiscal year 2011, as compared to the respective year-ago periods. These increases in operating income were the result of higher revenue and an increase in operating leverage, while at the same time, DeVry University continued to make investments in academic quality and student service to drive future enrollment growth.
     Medical and Healthcare
     Medical and Healthcare segment operating income decreased 0.6% to $31.0 million during the second quarter but increased 1.4% to $59.1 million during the first six months of fiscal year 2011 as compared to the respective prior year periods. The slight decrease in operating income during the second quarter was the result of a decline in operating income at both Ross and Carrington and an increase in home office expense allocation to the segment, which was partially offset by an increase in operating income at Chamberlain. Ross University operating income declined slightly due to lower new student enrollments, as discussed above, and investments to increase capacity. Carrington operating income decreased as a result of lower new student enrollments and a higher level of spending associated with new location openings, as compared to the year ago quarter. For the first six months of fiscal year 2011, the increase in Medical and Healthcare segment operating income was the result of higher revenues at Chamberlain and Ross, while at the same time, making investments to expand capacity and drive future enrollment growth.
     Professional Education
     Professional Education segment operating income increased 102.8% to $6.6 million during the second quarter and grew 33.8% to $13.0 million during the first six months of fiscal year 2011 as compared to the prior year periods. These increases in operating income were the result of higher revenue and a significant increase in operating leverage.
     Other Educational Services
     For the second quarter of fiscal year 2011, Other Educational Services operating income declined $0.6 million, or 79.0% to $0.1 million as compared to the year-ago quarter. For the first six months of fiscal year 2011, Other Educational Services recorded an operating loss of $7.4 million as compared to an operating loss of $5.8 million for the year-ago period. The increases in the operating losses were the result of a decline in revenue at Advanced Academics and increased investments at both DeVry Brasil and Advanced Academics to drive future enrollment growth.
NET INTEREST AND OTHER INCOME (EXPENSE)
     Interest income decreased 33.6%, to $0.4 million during the second quarter and declined 25.1% to $0.8 million during the first six months of fiscal year 2011 as compared to the respective prior year periods. Despite an increase in invested cash balances as compared to the prior year periods, interest income decreased because of lower interest rates earned on invested balances during the second quarter and first six months of fiscal year 2011. The increase in invested cash balances was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with increased share repurchases, capital expenditures and debt repayment.
     Interest expense decreased 51.7%, to $0.2 million during the second quarter and declined 46.2% to $0.5 million during the first six months of fiscal year 2011 as compared to the respective prior year periods. These decreases in interest expense were attributable to the repayment of outstanding borrowings under DeVry’s revolving line of credit.
     DeVry recorded net investment gains of $0.3 million and $1.1 million during the second quarter and first six months of fiscal year 2010, respectively. These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option. As of early July 2010, DeVry had fully liquidated its auction rate security portfolio at par value. There were no investment gains in the current year periods.
INCOME TAXES
     Taxes on income were 34.5% of pretax income for both the second quarter and first six months of fiscal year 2011, compared to 33.6% for the second quarter and 32.9% for the first six months of the prior year periods. The higher effective tax rates in fiscal year 2011 were attributable to a greater proportion of pre-tax income being generated by U.S. operations versus the international operations of Ross University in the current year quarter as compared to the prior year. Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. The medical and veterinary schools have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.
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
     The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2010 and 2009, respectively.

	Fiscal Year
Funding Source:	2010	2009
Federal Assistance (Title IV) Program Funding:
Grants and Loans	71%	73%
Federal Work Study	0%	1%

Total Title IV Program Funding	71%	74%
State Grants	2%	2%
Private Loans	1%	3%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	26%	21%

Total	100%	100%

     The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each session. Historically, accounts receivable reach their lowest level at the end of each session, dropping to their lowest point during the year at the end of June.
     At December 31, 2010, total accounts receivable, net of related reserves, was $152.8 million, compared to $135.2 million at December 31, 2009. The increase in net accounts receivable was attributable to revenue growth across all four business segments as compared to the year-ago period, partially offset by improved collections.
     During fiscal year 2010, the source of the funding from student accounts, cash payments, private scholarships, employer and military provided tuition assistance increased to 26% of DeVry’s total tuition revenues as compared to 21% in the prior year. The primary reason for this increase was the full year impact of the financial results of DeVry Brasil in fiscal year 2010 as compared to the three month impact in fiscal year 2009. DeVry Brasil students do not participate in the Title IV program funding, resulting in a proportional increase in funding from student accounts and cash payments as compared to fiscal year 2009.
Financial Aid
     DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected. Please see Item 1A Risk Factors in DeVry’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, for a discussion of student financial aid related risks.

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
     The following table details the percent of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2010 and 2009, respectively.

	Fiscal Year
	2010	2009
DeVry University:
Undergraduate	77%	77%
Graduate	76%	70%
Ross University	82%	80%
Chamberlain College of Nursing	70%	69%
Carrington College Group, Inc.:
Carrington College	82%	85%
Carrington College California	86%	83%
     Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2010, cash in the amount of $9.1 million was held in restricted bank accounts, compared to $54.6 million at December 31, 2009. The primary reason for the decrease in cash held in restricted bank accounts at December 31, 2010 as compared to December 31, 2009 was the timing of cash received at Ross University in advance of the January 2010 term (which was received in December 2009) relative to the current fiscal year in which such restricted cash was received in January 2011 for the January 2011 term.
Cash from Operations
     Cash generated from operations in the first six months of fiscal year 2011 was $273.9 million, compared to $267.3 million in the prior year period. Cash flow from operations increased $35.1 million due to higher net income. Greater cash flow was also a result of an increase in deferred tuition revenue of $24.4 million driven by increased total student enrollments, primarily at DeVry University and Chamberlain. An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $1.2 million greater source of cash. In addition, the timing of the receipt of tuition payments and restricted cash in advance of DeVry’s schools academic sessions produced a $0.2 million increase in cash. These increases in operating cash flow were partially offset by $51.0 million from a lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles. Also, accounts receivable, net of related reserves, increased in the first six months of fiscal year 2011 and resulted in a $3.1 million use of cash. The increase in net accounts receivable was lower than DeVry’s revenue growth as a result of continued improvements in collections management.
Cash Used in Investing Activities
     Capital expenditures in the first six months of fiscal year 2011 were $53.7 million compared to $61.6 million in the year-ago period. DeVry continues to invest capital to support Project DELTA (implementation of a new student information system for DeVry

University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain campuses; new location openings and capacity expansion at Carrington; and facility improvements at DeVry University. Management expects the rate of capital spending to increase in the second half of fiscal year, and anticipates full year fiscal 2011 capital spending to be about $150 million, and possibly a bit more, depending on the timing of project spending.
Cash Used in Financing Activities
     During the first six months of fiscal year 2011, DeVry repurchased a total of 1,677,000 shares of its stock, on the open market, for approximately $75.7 million. DeVry completed its third and fourth share repurchases program during the first six months of fiscal year 2011. In late December 2010, DeVry commenced its fifth program, and as of December 31, 2010, the total remaining authorization under this repurchase program was $48.9 million. The timing and amount of future repurchases under this program will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.
     Cash dividends paid during the first six months of fiscal year 2011 were $7.1 million. DeVry’s Board of Directors declared a dividend on November 10, 2010 of $0.12 per share to common stockholders of record as of December 10, 2010. The total dividend of $8.3 million was paid on January 10, 2011.
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
Other Contractual Arrangements
     DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At December 31, 2010, there were no outstanding borrowings under DeVry’s revolving credit agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $4.6 million as of December 31, 2010.
     DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2011. DeVry had no open derivative positions at December 31, 2010.
     DeVry’s consolidated cash balances of $459.3 million at December 31, 2010, included approximately $214.5 million of cash attributable to international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international operations, including Ross University and DeVry Brasil, and pursue future business opportunities outside the United States. Therefore, cash held by DeVry’s international operations will not be available for domestic general corporate purposes on a long-term basis.
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
     In July 2010, the FASB issued authoritative guidance for improving disclosure on the credit quality of financing receivables and allowances for credit losses. This guidance requires reporting entities to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The guidance is effective for DeVry’s second quarter of fiscal year 2011, and it should be used for quarterly and annual filings. The application of this guidance is included in Note 5 to the consolidated financial statements.

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
     The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 1.0% of DeVry’s overall assets, and its Canadian liabilities constitute approximately 4% of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.
     The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute approximately 2.5% of DeVry’s overall assets, and its Brazilian liabilities constitute less than approximately 2.0% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $1.0 million.
     The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. For borrowings of $50.0 million a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At December 31, 2010, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.
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
     Disclosure Controls and Procedures
     Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

     DeVry’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that DeVry’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) are effective to ensure that information required to be disclosed in the reports that DeVry files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to DeVry’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2011 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.
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
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. The plaintiffs claim DeVry, Daniel Hamburger, Richard M. Gunst and David J. Pauldine violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated there under by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. DeVry and its executives believe the allegations contained in the complaint are without merit and intend to defend them vigorously.
     Two derivative cases similar to the Shareholder Case also were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770) (“Derivative Actions”). The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon T. Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives believe the allegations contained in the derivative complaints are without merit and intend to defend them vigorously.
     Although DeVry believes that the Shareholder Case and the Derivative Actions are without merit, the ultimate outcome of pending litigation and other proceedings, reviews, investigations and contingencies is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
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
     At this time, DeVry cannot be certain what requirements may be included in final regulations relating to gainful employment. Accordingly, DeVry cannot project how any new requirements may affect the eligibility of DeVry’s U.S. degree granting institutions to participate in the Title IV Programs, their ability to comply with revised Title IV Program regulations, or the potential impact of any changes on students or their ability to finance their educations. Uncertainty surrounding the final rules, interpretive regulations or guidance by the USED may continue for some period of time and may adversely affect DeVry’s business. The outcome of the final rules related to the definition of gainful employment could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs (1)	Programs (1)
October 2010	270,900	$46.20	270,900	$25,784,984
November 2010	280,000	$45.75	280,000	12,976,171
December 2010	309,700	$45.49	309,700	48,887,222

Total	860,600	$45.80	860,600	$48,887,222

(1)	On August 11, 2010, the Board of Directors authorized a share repurchase program to buy back up to $50 million of DeVry common stock through June 30, 2012. This program was completed in December 2010. On November 10, 2010, the Board of Directors authorized another share repurchase program to buy back up to $50 million of DeVry common stock through December 31, 2012. The total remaining authorization under this share repurchase program was $48,887,222 as of December 31, 2010.
Other Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (2)	per Share	or Programs	Programs
October 2010	—	$—	N/A	N/A
November 2010	1,082	$46.58	N/A	N/A
December 2010	—	$—	N/A	N/A

Total	1,082	$46.58	N/A	N/A

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.
ITEM 4 — [REMOVED AND RESERVED]

ITEM 6 — EXHIBITS

Exhibit 10.1	DeVry Inc. Amended and Restated Incentive Plan of 2005 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated November 10, 2010)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.
Date: February 4, 2011	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: February 4, 2011	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer