Form 10-Q
period 2011-03-31
DEVRY INC
filed 2011-05-05
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-13988
DeVry Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	36-3150143 (I.R.S. Employer Identification No.)

3005 HIGHLAND PARKWAY DOWNERS GROVE, ILLINOIS (Address of principal executive offices)	60515 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: April 30, 2011 — 68,788,567 shares of Common Stock, $0.01 par value

DEVRY INC.
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

Page No.

PART I – Financial Information
Item 1 — Financial Statements (Unaudited)
Consolidated Balance Sheets	3
Consolidated Statements of Income	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3 — Quantitative and Qualitative Disclosures About Market Risk	34
Item 4 — Controls and Procedures	35

PART II – Other Information
Item 1 — Legal Proceedings	35
Item 1A — Risk Factors	36
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 4 — [Removed and Reserved]	37
Item 6 — Exhibits	37

Signatures	38
EX-31
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

DEVRY INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	June 30,	March 31,
	2011	2010	2010
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$596,515	$307,702	$439,897
Marketable Securities and Investments	2,556	15,666	61,781
Restricted Cash	7,378	2,102	55,869
Accounts Receivable, Net	223,953	119,210	155,902
Deferred Income Taxes, Net	26,290	22,340	22,489
Prepaid Expenses and Other	31,030	32,627	32,645

Total Current Assets	887,722	499,647	768,583

Land, Buildings and Equipment:
Land	54,274	53,914	53,965
Buildings	302,843	283,044	283,367
Equipment	361,837	346,979	385,703
Construction In Progress	73,713	38,188	8,958

	792,667	722,125	731,993
Accumulated Depreciation	(354,711)	(333,988)	(359,981)

Land, Buildings and Equipment, Net	437,956	388,137	372,012

Other Assets:
Intangible Assets, Net	191,870	194,195	196,003
Goodwill	517,822	514,864	515,052
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	21,607	17,533	15,127

Total Other Assets	744,749	740,042	739,632

TOTAL ASSETS	$2,070,427	$1,627,826	$1,880,227

LIABILITIES:
Current Liabilities:
Current Portion of Debt	$—	$—	$44,757
Accounts Payable	63,741	90,364	89,152
Accrued Salaries, Wages and Benefits	69,410	92,368	69,552
Accrued Expenses	45,338	53,565	55,019
Advance Tuition Payments	22,435	20,930	24,170
Deferred Tuition Revenue	398,452	86,627	366,113

Total Current Liabilities	599,376	343,854	648,763
Other Liabilities:
Deferred Income Taxes, Net	63,874	43,368	48,281
Deferred Rent and Other	62,130	56,216	51,059

Total Other Liabilities	126,004	99,584	99,340

TOTAL LIABILITIES	725,380	443,438	748,103

NON-CONTROLLING INTEREST	6,466	5,007	4,518
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 68,966,000; 71,030,000 and 71,231,000 Shares Issued and Outstanding at March 31, 2011, June 30, 2010 and March 31, 2010, Respectively	736	734	733
Additional Paid-in Capital	238,813	224,209	217,805
Retained Earnings	1,300,862	1,055,591	991,295
Accumulated Other Comprehensive Income	13,662	9,896	9,995
Treasury Stock, at Cost (4,638,000; 2,394,000 and 2,077,000 Shares, Respectively)	(215,492)	(111,049)	(92,222)

TOTAL SHAREHOLDERS’ EQUITY	1,338,581	1,179,381	1,127,606

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,070,427	$1,627,826	$1,880,227

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Quarter Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUES:
Tuition	$521,484	$468,143	$1,528,003	$1,318,491
Other Educational	41,246	36,242	107,618	90,016

Total Revenues	562,730	504,385	1,635,621	1,408,507

COSTS AND EXPENSES:
Cost of Educational Services	232,914	214,300	690,912	610,748
Student Services and Administrative Expense	192,589	168,065	560,114	487,425

Total Operating Costs and Expenses	425,503	382,365	1,251,026	1,098,173

Operating Income	137,227	122,020	384,595	310,334
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	435	476	1,239	1,550
Interest Expense	(348)	(336)	(841)	(1,253)
Net Investment Gain	—	81	—	1,225

Net Interest and Other (Expense) Income	87	221	398	1,522

Income Before Income Taxes	137,314	122,241	384,993	311,856
Income Tax Provision	44,405	41,321	129,851	103,775

NET INCOME	92,909	80,920	255,142	208,081
Net (Income) Loss Attributable to Non-controlling Interest	(9)	232	65	252

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$92,900	$81,152	$255,207	$208,333

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$1.34	$1.14	$3.64	$2.92

Diluted	$1.32	$1.12	$3.60	$2.88

Cash Dividend Declared per Common Share	$—	$—	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended March 31,
	2011	2010
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$255,142	$208,081
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	11,192	7,901
Depreciation	43,289	38,381
Amortization	4,589	9,328
Provision for Refunds and Uncollectible Accounts	73,534	71,094
Deferred Income Taxes	16,220	(4,807)
Loss on Disposals of Land, Buildings and Equipment	262	398
Unrealized Net Gain on Investments	—	(1,225)
Changes in Assets and Liabilities:
Restricted Cash	(5,276)	(50,516)
Accounts Receivable	(177,807)	(122,113)
Prepaid Expenses and Other	(6,225)	2,834
Accounts Payable	(26,631)	17,560
Accrued Salaries, Wages, Benefits and Expenses	(16,267)	16,558
Advance Tuition Payments	1,384	(3,595)
Deferred Tuition Revenue	311,825	291,449

NET CASH PROVIDED BY OPERATING ACTIVITIES	485,231	481,328

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(91,299)	(101,599)
Marketable Securities Purchases	(91)	(47)
Marketable Securities Sales	13,495	—
Other	(627)	(700)

NET CASH USED IN INVESTING ACTIVITIES	(78,522)	(102,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	3,081	9,632
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,033	756
Repurchase of Common Stock for Treasury	(104,746)	(22,671)
Cash Dividends Paid	(15,529)	(12,839)
Excess Tax Benefit from Stock-Based Payments	561	2,728
Borrowings Under Revolving Credit Facility	—	70,000
Repayments Under Revolving Credit Facility	—	(150,000)
Borrowings Under Collateralized Line of Credit	—	242
Repayments Under Collateralized Line of Credit	—	(296)

NET CASH USED IN FINANCING ACTIVITIES	(115,600)	(102,448)

Effects of Exchange Rate Differences	(2,296)	(1,839)

NET INCREASE IN CASH AND CASH EQUIVALENTS	288,813	274,695
Cash and Cash Equivalents at Beginning of Period	307,702	165,202

Cash and Cash Equivalents at End of Period	$596,515	$439,897

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$234	$684
Income Taxes, Net	117,417	92,126
Non-cash Investing and Financing Activity:
Accretion of Non-controlling Interest Put Option	1,524	1,582
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
     The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010, and DeVry’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2010 and December 31, 2010, each as filed with the Securities and Exchange Commission.
     The results of operations for the three and nine months ended March 31, 2011, are not necessarily indicative of results to be expected for the entire fiscal year.
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
     DeVry’s marketable securities consist of investments in mutual funds. The following is a summary of our available-for-sale marketable securities at March 31, 2011 (dollars in thousands):

		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$895	$—	$36	$931
Stock Mutual Funds	2,001	(376)	—	1,625

Total Marketable Securities	$2,896	$(376)	$36	$2,556

     Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At March 31, 2011, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.
     As of March 31, 2011, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time believed to be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of March 31, 2011.

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
     Prepaid Clinical Fees
     Clinical rotation costs for Ross University medical students are included in Cost of Educational Services. Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships. The hospital group closed two of its hospitals due to financial difficulties in February 2009. To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships. As of March 31, 2011, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $6.2 million. Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance.
     Internal-Use Software Development Costs
     DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and nine months ended March 31, 2011, were approximately $6.6 million and $18.4 million, respectively. Costs capitalized during the three and nine months ended March 31, 2010, were approximately $7.6 million and $20.0 million, respectively. In both years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of March 31, 2011 and 2010, the net balance of capitalized software development costs was $62.2 million and $28.4 million, respectively.
     Perkins Program Fund
     DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. There were no new federal contributions received in fiscal 2011 or fiscal 2010. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at March 31, 2011 and 2010. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.
     Non-Controlling Interest
     DeVry maintains an 83.5 percent ownership interest in DeVry Brasil with the remaining 16.5 percent owned by the current DeVry Brasil management group. Beginning January 2013, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry. These options may become exercisable prior to January 2013 if DeVry Brasil’s management ownership interest falls below five percent. Since the put option is out of the control of DeVry, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

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
     The following is a reconciliation of the non-controlling interest balance (in thousands):

	Nine Months Ended March 31,
	2011	2010
Balance at Beginning of period	5,007	3,188
Net Income (Loss) Attributable to Non-controlling Interest	(65)	(252)
Accretion of Non-controlling Interest Put Option	1,524	1,582

Balance at End of period	6,466	4,518

     Earnings per Common Share
     Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 910,000 and 1,188,000 shares of common stock for the three and nine months ended March 31, 2011, respectively, and 323,000 and 749,000 shares of common stock for the three and nine months ended March 31, 2010, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.
The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Weighted Average Shares Outstanding	69,189	71,187	69,901	71,125
Unvested Participating Restricted Shares	319	222	283	189

Basic shares	69,508	71,409	70,184	71,314
Effect of Dilutive Stock Options	764	978	702	957

Diluted Shares	70,272	72,387	70,886	72,271

     Treasury Stock
     DeVry’s Board of Directors has authorized stock repurchase programs on five occasions (see “Note 6 — Dividends and Stock Repurchase Program”). The first repurchase program was completed in April 2008, the second program was completed in November 2009, the third program was completed in September 2010, and the fourth program was completed in December 2010. The fifth repurchase program was approved by the DeVry Board of Directors on November 10, 2010, and it was commenced in late December 2010. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.
     From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans and as payment for withholding taxes due from employees upon the lapse of restricted stock units (see “Note 3 — Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.
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
     Accumulated Other Comprehensive Income
     Accumulated Other Comprehensive Income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income for the three and nine months ended March 31 (dollars in thousands).

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Balance at Beginning of Period	$13,623	$11,547	$9,896	$7,157
Net Unrealized Investment Gains	9	52	140	207
Net Unrealized Investment Losses Recognized	—	—	—	—
Translation Adjustments:			—	—
Attributable to DeVry Inc.	(59)	(1,426)	2,796	1,883
Attributable to Non-controlling Interest	89	(178)	830	748

Balance at End of Period	$13,662	$9,995	$13,662	$9,995

     The Accumulated Other Comprehensive Income balance at March 31, 2011, consists of $13.9 million ($11.2 million attributable to DeVry Inc. and $2.7 million attributable to non-controlling interests) of cumulative translation gains and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At March 31, 2010, this balance consisted of $10.3 million ($8.3 million attributable to DeVry Inc. and $2.0 million attributable to non-controlling interests) of cumulative translation gains and $0.3 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.
     Advertising Expense
     Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $65.4 million and $188.1 million for the three and nine months ended March 31, 2011, respectively, and $56.1 million and $158.6 million for the three and nine months ended March 31, 2010, respectively.
     Recent Accounting Pronouncements
     In January 2010, the FASB issued authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy established by SFAS No. 157 (ASC 820). The guidance is effective for DeVry’s fiscal year 2011, and it should be used for quarterly and annual filings. The application of this guidance did not have a significant impact on DeVry’s financial disclosures.
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
     At March 31, 2011, 4,559,226 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.
     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.
The following is a summary of options activity for the nine months ended March 31, 2011:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life (in years)	($000)
Outstanding at July 1, 2010	2,634,541	$33.76
Options Granted	508,150	$38.71
Options Exercised	(119,188)	$25.80
Options Canceled	(37,201)	$35.02
Outstanding at March 31, 2011	2,986,302	$34.98	6.13	$60,069

Exercisable at March 31, 2011	1,712,715	$30.03	4.68	$42,939

     The total intrinsic value of options exercised for the nine months ended March 31, 2011 and 2010 was $2.6 million and $12.1 million, respectively.
     The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

     The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first nine months of fiscal years 2011 and 2010 were $16.53 and $23.11, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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
     During the first nine months of fiscal year 2011, DeVry granted 282,430 shares of restricted stock to selected employees and non-employee directors. Of these, 69,970 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 212,460 shares and all other previously granted non-performance based shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the nine months ended March 31, 2011:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2010	214,098	$52.16
Shares Granted	282,430	$39.61
Shares Vested	(46,985)	$52.16
Shares Canceled	(14,866)	$50.25

Nonvested at March 31, 2011	434,677	$44.07

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Cost of Educational Services	$919	$698	$3,581	$2,528
Student Services and Administrative Expense	1,954	1,485	7,611	5,373
Income Tax Benefit	(349)	(354)	(1,391)	(1,314)

Net Stock-Based Compensation Expense	$2,524	$1,829	$9,801	$6,587

     As of March 31, 2011, $25.8 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options and shares vested during the three months ended March 31, 2011 and 2010, was approximately $7.1 million and $6.6 million, respectively.
     There were no capitalized stock-based compensation costs at March 31, 2011 and 2010.
     DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.
NOTE 4: FAIR VALUE MEASUREMENTS
     As permitted by the authoritative guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value such as financial assets and liabilities required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of March 31, 2011.
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
Level 1— Quoted prices for identical instruments in active markets.
Level 2— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.
Level 3— Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.
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
     The following tables present DeVry’s assets at March 31, 2011, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$596,515	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,556	—	—

Total Financial Assets at Fair Value	$599,071	$—	$—

     Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.
     Below is a roll-forward of assets measured at fair value using Level 3 inputs for the nine months ended March 31, 2011 (dollars in thousands). At no time during the most recent two quarters of fiscal 2011 were any assets measured using Level 3 inputs. All Level 3 investments were purchased by DeVry’s broker, UBS, in early July 2010. These investments consisted of auction rate securities. These securities were valued using a discounted cash flow model using assumptions that, in management’s judgment, reflected the assumptions a marketplace participant would have used. See “Note 2-Summary Of Significant Accounting Policies-Marketable Securities and Investments” for further information on these investments.

Investments
Nine Months Ended
March 31, 2011
Balance at Beginning of Period	$13,495
Total Unrealized Gains (Losses) Included in Income:
Change in Fair Value of ARS Portfolio	—
Change in Fair Value of UBS Put Right	—
Purchases, Sales and Maturities	(13,495)

Balance at March 31, 2011	$—

NOTE 5: FINANCING RECEIVABLES
     DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California schools as well as selected students at Ross University School of Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, Ross University School of Medicine loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan.
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
     The following table details the institutional loan balances along with the related allowances for credit losses as of March 31, 2011 and 2010.

	As of March 31,
	2011	2010
	(Dollars in thousands)

Gross Institutional Student Loans	$47,982	$30,592

Allowance for Credit Losses	(20,757)	(11,860)

Net Institutional Student Loans	$27,225	$18,732

     Of the net balances above, $16.4 million and $7.7 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at March 31, 2011 and 2010, respectively, and $10.8 million and $11.0 million were classified in the Consolidated Balance Sheets as Other Assets at March 31, 2011 and 2010, respectively.

     The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of March 31, 2011 and 2010. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of March 31,
	2011	2010

Institutional Student Loans:
Performing	$34,210	$22,012
Nonperforming	13,772	8,580

Total Institutional Student Loans	$47,982	$30,592

			Greater			Total
	30-59	60-89	Than 90			Institutional
	Days	Days	Days	Total		Student
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Institutional Student Loans:
March 31, 2011	$3,483	$1,413	$14,869	$19,765	$28,217	$47,982
March 31, 2010	$2,552	$1,235	$9,894	$13,681	$16,911	$30,592
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
     On November 10, 2010, the DeVry Board of Directors authorized a fifth share repurchase program, which allows DeVry to repurchase up to $50 million of its common stock through December 31, 2012. Under this plan as of March 31, 2011, DeVry has repurchased, on the open market, 593,788 shares of its common stock at a total cost of approximately $30.1 million. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.
     DeVry has completed four previous share repurchase programs, repurchasing, on the open market, 4,011,649 shares of its common stock at a total cost of approximately $185.0 million.
     Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 7: INTANGIBLE ASSETS
     Intangible assets, other than goodwill, relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.
     Intangible assets consist of the following (dollars in thousands):

	As of March 31, 2011
	Gross		Weighted Avg.
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable Intangible Assets:
Student Relationships	$65,245	$(61,395)	(1)
Customer Contracts	7,000	(4,816)	6 years
License and Non-compete Agreements	2,684	(2,684)	6 years
Class Materials	2,900	(2,020)	14 years
Curriculum/Software	3,655	(2,256)	5 years
Outplacement Relationships	3,900	(659)	15 years
Trade Names	8,457	(5,745)	(2)
Other	639	(639)	6 years

Total	$94,480	$(80,214)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	14,046

Total	$177,603

(1)	The respective Ross University, Chamberlain College of Nursing, and the Carrington Student Relationships were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil.

(2)	The Apollo College and Western Career College trade names were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Trade Names is 2 years and 8.5 years for Stalla and DeVry Brasil (Fanor, Ruy Barbosa and AREA1), respectively.

	As of March 31, 2010
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Student Relationships	$64,437	$(58,877)
Customer Contracts	7,000	(3,460)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,850)
Curriculum/Software	3,623	(1,480)
Outplacement Relationships	3,900	(336)
Trade Names	6,255	(4,346)
Other	639	(639)

Total	$91,438	$(73,672)

Indefinite-lived Intangible Assets:
Trade Names	$22,272
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditation	12,780

Total	$178,237

     Amortization expense for amortizable intangible assets was $1.5 million and $4.5 million for the three and nine months ended March 31, 2011, respectively, and $1.6 million and $9.2 million for the three and nine months ended March 31, 2010, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

	Advanced		DeVry
Fiscal Year	Academics	Becker	Brasil	Carrington	Total
2011	$1,806	$1,110	$2,738	$420	$6,074
2012	1,538	160	2,294	420	4,412
2013	618	160	1,741	420	2,939
2014	369	160	746	295	1,570
2015	—	160	237	260	657
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

     The amount being amortized for the AAI Customer Contracts is based on the estimated renewal probability of the contracts, giving consideration to the revenue and discounted cash flow associated with the respective Direct to Student and Direct to District customer relationships. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

	Direct to	Direct to
Fiscal Year	Student	District
2008	12%	14%
2009	18%	24%
2010	19%	25%
2011	17%	21%
2012	14%	16%
2013	11%	0%
2014	9%	0%
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
     Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. Beginning in fiscal year 2010, the Trade Name associated with the Stalla CFA Review was reclassified to a finite lived intangible asset and is being amortized on a straight line basis over two years. This asset had a book value of $0.2 million as of March 31, 2011. As of the latest impairment analysis completed during the fourth quarter of fiscal year 2010, the asset’s fair value exceeded this book value.
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
     DeVry did not perform an interim impairment review during the first nine months of fiscal year 2011, as no impairment indicators were noted through the period ended March 31, 2011. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 40% as of the end of fiscal year 2010 except those indefinite-lived intangible assets acquired with the acquisitions of Carrington and DeVry Brasil where fair values exceeded carrying values by at least 14%. The smaller premium for the newly acquired assets would be expected considering all have been acquired within twenty months of the fourth quarter fiscal year 2010 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Management did not believe business conditions had deteriorated in any of its reporting units to the extent that the fair values of the reporting units or indefinite-lived intangible assets would have differed materially from their fiscal year 2010 fair values. In this regard, revenues grew for all reporting units in the first nine months of fiscal year 2011 except at AAI and Carrington.
     At AAI, which carries a goodwill balance of $17.1 million, revenues declined slightly from the prior year. The revenue decline at Advanced Academics was the result of lower summer school and fall enrollments as school districts have reduced such programs driven by state budget constraints. Despite this decline in revenues, AAI’s operating loss for the first nine months of fiscal 2011 was flat in relation to the first nine months of fiscal 2010. This was the result of a decline in advertising spending which offset the revenue decline and the increased investment to initiate programs designed to enhance future revenue growth. The fair value of the AAI reporting unit significantly exceeded its carrying value as of the fiscal year 2010 impairment analysis. Management believes the negative trends at AAI will be temporary and believes its planned business and operational strategies will reverse this negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.
     At Carrington, which carries a goodwill balance of $185.7 million, revenue declined slightly from the prior year. The revenue decline at Carrington was the result of lower fall and spring term student enrollments. Management believes these declines were the result of decreasing volume of high quality lead flows and economic uncertainties. To address this issue, Carrington has shifted its focus from brand awareness associated with the recent name change to more direct response communications. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. The revenue decline has also resulted in lower operating income; however, this reporting unit remains profitable with operating margins exceeding 10%. The fair value of the Carrington reporting unit significantly exceeded its carrying value as of the fiscal year 2010 impairment analysis. Management believes the negative trends at Carrington will be temporary and believes its planned business and operational strategies will reverse this negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.
The table below summarizes the goodwill balances by reporting unit as of March 31, 2011 (dollars in thousands):

Reporting Unit
DeVry University	$22,195
Becker Professional Review	24,716
Ross University	237,175
Chamberlain College of Nursing	4,716
Advanced Academics	17,075
Carrington	185,715
DeVry Brasil	26,230

Total	$517,822

The table below summarizes goodwill balances by reporting segment as of March 31, 2011 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,195
Medical and Healthcare	427,606
Professional Education	24,716
Other Educational Services	43,305

Total	$517,822

     Total goodwill increased by $2.96 million from June 30, 2010. This increase is the result of the recognition of a preacquisition related liability of $0.7 million and an increase in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil goodwill is recorded in the local Brazilian currency, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.
     The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of March 31, 2011 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington	112,300
DeVry Brasil	14,046

Total	$177,603

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
     DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of March 31 2011 and 2010, cumulative undistributed earnings attributable to international operations were approximately $315.2 million and $251.4 million, respectively.
     The effective tax rate was 32.3% and 33.7% for the third quarter and first nine months of fiscal year 2011, respectively. These compare to 33.8% and 33.3% for the prior year third quarter and first nine months, respectively. The higher effective income tax rate for the first nine months of fiscal year 2011 was primarily due to an increase in the proportion of income generated by U.S. operations versus the international operations of Ross University as compared to the prior year. In the third quarter, this increased rate due to income mix was offset by discrete items which reduced income tax expense for the period.
     As of March 31, 2011, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $9.1 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $9.1 million. As of March 31, 2010, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $2.3 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $2.3 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2010 was $0.7 million. The corresponding amount at March 31, 2011 was $0.9 million.
NOTE 9: DEBT
Debt consists of the following at March 31, 2011, June 30, 2010 and March 31, 2010 (dollars in thousands):

				Average
	Outstanding Debt			Interest Rate
	March 31,	June 30,	March 31,	March 31,
	2011	2010	2010	2011
Revolving Credit Facility:
DeVry Inc. as borrower	$—	$—	$—	—
GEI as borrower	—	—	—	—

Total	$—	$—	$—	—
Auction Rate Securities Collateralized Line of Credit:
DeVry Inc. as borrower	$—	$—	$44,757	—

Total Outstanding Debt	$—	$—	$44,757	—

Current Maturities of Debt	$—	$—	$44,757	—

Total Long-term Debt	$—	$—	$—	—

Revolving Credit Facility
     All of DeVry’s borrowings and letters of credit under its $175 million revolving credit facility are through DeVry Inc. and Global Education International, Inc. (“GEI”), an international subsidiary. The revolving credit facility became effective on May 16, 2003, and was amended as of September 30, 2005 and again on January 11, 2007. DeVry Inc. aggregate commitments including borrowings and letters of credit under this agreement cannot exceed $175.0 million, and GEI aggregate commitments cannot exceed $50.0 million. At the request of DeVry Inc., the maximum borrowings and letters of credit can be increased to $275.0 million in total with GEI aggregate commitments not to exceed $50.0 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature on January 11, 2012. DeVry Inc. letters of credit outstanding under this agreement were $3.0 million and $15.5 million as of March 31, 2011 and 2010, respectively. As of March 31, 2011, had there been outstanding borrowings under this agreement they would have borne interest, payable quarterly or upon expiration of the interest rate period, at the prime rate or at a LIBOR rate plus 0.50%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.50% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.1% of the undrawn portion of the credit facility. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.
     The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of March 31, 2011.
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
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claim DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. DeVry and its executives believe the allegations contained in the Amended Complaint are without merit and intend to defend them vigorously. DeVry plans to file a Motion to Dismiss the Amended Complaint by May 6, 2011.
     Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Consolidated Cases”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). The Dotro case has been stayed pending resolution of DeVry’s forthcoming Motion to Dismiss the Shareholder Case (“Motion to Dismiss”). DeVry is currently examining the possibility of obtaining a similar stay of the Consolidated Cases pending the outcome of the Motion to Dismiss the Shareholder Case.
     The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon T. Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.
     Although DeVry believes that the Shareholder Case and the Derivative Actions are without merit, the ultimate outcome of pending litigation is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
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
     Following is a tabulation of business segment information based on the current segmentation for each of the three and nine months ended March 31, 2011 and 2010. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months		For the Nine Months Ended
	Ended March 31,		March 31,
	2011	2010	2011	2010
Revenues:
Business, Technology and Management	$378,698	$334,603	$1,102,359	$931,365
Medical and Healthcare	142,544	132,640	421,347	375,572
Professional Education	24,529	22,828	65,767	58,823
Other Educational Services	16,959	14,314	46,148	42,747

Total Consolidated Revenues	$562,730	$504,385	$1,635,621	$1,408,507

Operating Income:
Business, Technology and Management	$99,351	$85,751	$283,342	$219,964
Medical and Healthcare	29,289	30,951	88,415	89,249
Professional Education	9,150	8,147	22,119	17,840
Other Educational Services	1,113	(1,414)	(6,261)	(7,231)
Reconciling Items:
Amortization Expense	(1,497)	(1,618)	(4,449)	(9,189)
Depreciation and Other	(179)	203	1,429	(299)

Total Consolidated Operating Income	$137,227	$122,020	$384,595	$310,334

Interest and Other Income (Expense):
Interest Income	$435	$476	$1,239	$1,550
Interest Expense	(348)	(336)	(841)	(1,253)
Net Investment Gain	—	81	—	1,225

Net Interest and Other Income (Expense)	87	221	398	1,522

Total Consolidated Income Before Income Taxes	$137,314	$122,241	$384,993	$311,856

Segment Assets:
Business, Technology and Management	$702,088	$690,605	$702,088	$690,605
Medical and Healthcare	1,017,875	931,845	1,017,875	931,845
Professional Education	99,108	80,780	99,108	80,780
Other Educational Services	130,846	119,433	130,846	119,433
Corporate	120,510	57,564	120,510	57,564

Total Consolidated Assets	$2,070,427	$1,880,227	$2,070,427	$1,880,227

Additions to Long-lived Assets:
Business, Technology and Management	$17,717	$32,113	$35,508	$77,235
Medical and Healthcare	8,308	7,028	27,246	19,554
Professional Education	773	13	3,166	56
Other Educational Services	2,923	816	6,316	4,754
Corporate	7,915	—	19,063	—

Total Consolidated Additions to Long-lived Assets	$37,636	$39,970	$91,299	$101,599

Depreciation Expense:
Business, Technology and Management	$6,696	$8,619	$19,685	$24,975
Medical and Healthcare	4,598	3,633	12,903	10,604
Professional Education	35	54	104	169
Other Educational Services	671	781	2,854	2,123
Corporate	2,968	170	7,743	510

Total Consolidated Depreciation	$14,968	$13,257	$43,289	$38,381

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—	$—	$—
Medical and Healthcare	105	105	315	4,646
Professional Education	277	287	832	862
Other Educational Services	1,115	1,226	3,302	3,681

Total Consolidated Amortization	$1,497	$1,618	$4,449	$9,189

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
     DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, Freeport, Grand Bahama, and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the quarters ended March 31, 2011 and 2010. Revenues and long-lived assets by geographic area are as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue from Unaffiliated Customers:
Domestic Operations	$494,807	$439,415	$1,439,012	$1,226,091
International Operations:
Dominica, Freeport, Grand Bahama and St. Kitts/Nevis	52,576	52,442	154,555	145,363
Other	15,347	12,528	42,054	37,053

Total International	67,923	64,970	196,609	182,416

Consolidated	$562,730	$504,385	$1,635,621	$1,408,507

Long-lived Assets:
Domestic Operations	$766,139	$719,843	$766,139	$719,843
International Operations:
Dominica, Freeport, Grand Bahama and St. Kitts/Nevis	342,863	327,384	342,863	327,384
Other	73,703	64,417	73,703	64,417

Total International	416,566	391,801	416,566	391,801

Consolidated	$1,182,705	$1,111,644	$1,182,705	$1,111,644

No one customer accounted for more than 10% of DeVry’s consolidated revenues.
NOTE 12: SUBSEQUENT EVENT
     On April 30, 2011, Becker Professional Education, a subsidiary of DeVry, completed its acquisition of ATC International, a leading provider of professional accounting and finance training from centers in Central and Eastern Europe as well as Central Asia. The acquisition expands Becker’s global accounting training platform, allowing it to further leverage is extensive relationships with global accounting firms. Funding for the acquisition was provided from DeVry’s existing operating cash balances.
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
OVERVIEW
     For the third quarter of fiscal year 2011, DeVry’s financial performance was driven by continued solid execution of its growth and diversification strategy and focus on academic quality. Operational and financial highlights for the quarter include:
•	Total revenues rose 11.6%, and net income increased 14.5% over the year-ago period, while at the same time DeVry continued to make investments in the quality of its academic programs and student services.

•	Ross University School of Veterinary Medicine received an additional accreditation by the American Veterinary Medical Association during the third quarter. This prestigious accreditation is the gold standard in veterinary medicine and reflects the investments that DeVry has made in academic quality and student services.

•	Chamberlain College of Nursing began offering nursing programs at its new campus in Houston, Texas, in March 2011. This new campus is co-located with DeVry University.

•	During the quarter, DeVry repurchased a total of 570,600 shares of its common stock at an average cost of $50.82 per share.

•	DeVry’s financial position remained strong generating $485.2 million of operating cash flow during the first nine months of fiscal year 2011, driven primarily by strong operating results. As of March 31, 2011, cash and marketable securities balances totaled $599.1 million and there were no outstanding borrowings.

RESULTS OF OPERATIONS
     The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three
	Months Ended		For the Nine Months
	March 31,		Ended March 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	41.4%	42.5%	42.2%	43.4%
Student Services and Administrative Expense	34.2%	33.3%	34.2%	34.6%

Total Operating Costs and Expense	75.6%	75.8%	76.4%	78.0%

Operating Income	24.4%	24.2%	23.5%	22.0%
Interest Income	0.1%	0.1%	0.1%	0.1%
Interest Expense	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Net Investment Gain	0.0%	0.0%	0.0%	0.1%

Net Interest and Other Income (Expense)	0.0%	0.0%	0.0%	0.1%

Income Before Income Taxes	24.4%	24.2%	23.5%	22.1%
Income Tax Provision	7.9%	8.2%	7.9%	7.4%

Net Income	16.5%	16.0%	15.6%	14.8%
Net Loss Attributable to Non-controlling Interest	0.0%	0.0%	0.0%	0.0%

Net Income Attributable to DeVry Inc.	16.5%	16.1%	15.6%	14.8%

REVENUES
     Total consolidated revenues for the third quarter of fiscal year 2011 of $562.7 million increased $58.3 million, or 11.6%, as compared to the year-ago quarter. For the first nine months of fiscal year 2011, total consolidated revenues increased 16.1% to $1,635.6 million as compared to the year-ago period. For both the third quarter and first nine months of fiscal year 2011, revenues increased within all four of DeVry’s business segments as a result of growth in total student enrollments, improved student retention and tuition price increases.
     Business, Technology and Management
     Business, Technology and Management segment revenues increased 13.2% to $378.7 million in the third quarter and rose 18.4% to $1,102.3 million for the first nine months of fiscal year 2011 as compared to the respective year-ago periods driven primarily by growth in total student enrollments, tuition price increases, and improved student retention on a year to date basis. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.
     Total undergraduate enrollment by term:
•	Increased by 22.0% from summer 2009 (55,979 students) to summer 2010 (68,290 students);

•	Increased by 14.9% from fall 2009 (64,003 students) to fall 2010 (73,543 students); and

•	Increased by 5.9% from spring 2010 (66,909 students) to spring 2011 (70,863 students).
     New undergraduate enrollment by term:
•	Increased by 9.9% from summer 2009 (19,057 students) to summer 2010 (20,935 students);

•	Decreased by 4.7% from fall 2009 (18,878 students) to fall 2010 (17,983 students); and

•	Decreased by 15.4% from spring 2010 (17,715 students) to spring 2011 (14,981 students).
     Graduate coursetaker enrollment, including the Keller Graduate School of Management:
     The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
•	Increased by 17.6% from the July 2009 session (17,991 coursetakers) to the July 2010 session (21,165 coursetakers);

•	Increased by 14.1% from the September 2009 session (20,496 coursetakers) to the September 2010 session (23,389 coursetakers);

•	Increased by 11.9% from the November 2009 session (20,734 coursetakers) to the November 2010 session (23,199 coursetakers);

•	Increased by 9.3% from the January 2010 session (22,679 coursetakers) to the January 2011 session (24,784 coursetakers); and

•	Increased by 9.2% from the March 2010 session (22,343 coursetakers) to the March 2011 session (24,406 coursetakers).
     Tuition rates:
•	Effective July 2010, DeVry University’s U.S. undergraduate tuition ranges from $580 to $600 per credit hour for students enrolling in 1 to 11 credit hours. Tuition ranges from $350 to $360 per credit hour for each credit hour in excess of 11 credit hours. These tuition rates vary by location and/or program and represent an expected weighted average increase of approximately 3.5% as compared to the year-ago period. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective July 2010, Keller Graduate School of Management program tuition per classroom course ranges from $2,100 to $2,225, depending on location. This represents an expected weighted average increase of 2.1% as compared to the year-ago period. The price for a graduate course taken online is $2,225, compared to $2,200 previously.
     Management believes the increased undergraduate total student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education, academic and graduate employment outcomes, and improved retention of existing students on a year to date basis. Management believes the decrease in undergraduate new student enrollments was the result of decreasing volume of high quality inquiry flow, economic uncertainties, and overlapping high new student growth rates in prior years. Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging have helped produce positive graduate enrollment results.
     Medical and Healthcare
     Medical and Healthcare segment revenues increased 7.5% to $142.5 million in the third quarter and grew 12.2% to $421.3 million for the first nine months of fiscal year 2011 as compared to the respective year-ago periods. Higher student enrollments at Chamberlain College of Nursing (“Chamberlain”) were a key driver of the segment revenue growth, which more than offset a decline in new student enrollments at Ross University and Carrington Colleges Group, Inc. (“Carrington”). Key trends for Ross University, Chamberlain and Carrington are set forth below.
     Ross University total enrollment by term:
•	Increased by 2.1% from May 2009 (4,448 students) to May 2010 (4,542 students);

•	Decreased by 0.7% from September 2009 (4,601 students) to September 2010 (4,567 students); and

•	Increased by 3.0% from January 2010 (4,669 students) to January 2011 (4,810 students).

     Ross University new student enrollment by term:
•	Decreased by 39.5% from May 2009 (562 students) to May 2010 (340 students);

•	Decreased by 26.4% from September 2009 (666 students) to September 2010 (490 students); and

•	Decreased by 8.2% from January 2010 (699 students) to January 2011 (642 students).
     Chamberlain College of Nursing total enrollment by term:
•	Increased by 65.2% from July 2009 (4,302 students) to July 2010 (7,108 students);

•	Increased by 57.8% from November 2009 (5,617 students) to November 2010 (8,862 students); and

•	Increased by 47.9% from March 2010 (6,691 students) to March 2011 (9,897 students).
     Chamberlain College of Nursing new student enrollment by term:
•	Increased by 55.1% from July 2009 (1,558 students) to July 2010 (2,416 students);

•	Increased by 42.0% from November 2009 (2,100 students) to November 2010 (2,981 students); and

•	Increased by 31.5% from March 2010 (2,168 students) to March 2011 (2,852 students).
     Carrington total enrollment by term:
•	Increased by 5.5% from July 2009 (10,644 students) to July 2010 (11,234 students);

•	Decreased by 6.4% from November 2009 (11,695 students) to November 2010 (10,942 students); and

•	Decreased by 15.0% from March 2010 (12,009 students) to March 2011 (10,206 students).
     Carrington new student enrollment by term:
•	Decreased by 2.7% from July 2009 (4,411 students) to July 2010 (4,291 students);

•	Decreased by 19.2% from November 2009 (5,688 students) to November 2010 (4,595 students); and

•	Decreased by 22.7% from March 2010 (4,218 students) to March 2011 (3,261 students).
Tuition rates:
•	Effective September 2010, tuition and fees for the beginning basic sciences portion of the programs at the Ross University medical and veterinary schools are $15,600 and $15,000, respectively, per semester. This tuition rate represents an increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.3% for the veterinary school.

•	Effective September 2010, tuition and fees for the Ross University final clinical portion of the programs are $17,125 per semester for the medical school, and $18,850 per semester for the veterinary school. This represents an increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.4% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective July 2010, tuition for the 2010-2011 academic year is $620 per credit hour for students enrolled in Chamberlain’s BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,440 per semester. This represents an increase from 2009-2010 academic year tuition rates of approximately 4.2%. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective July 2010, tuition for students enrolled in Chamberlain’s RN-to-BSN online degree program is $575 per credit hour. This tuition rate is unchanged from the 2009-2010 academic year. Tuition for the 2010-2011 academic year is $650 per credit hour for students enrolled in the online MSN program. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective July 2010, on a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $347 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program.
     An element of the growth strategy at Ross University School of Medicine was the development of a clinical education center located in Freeport, Grand Bahama. The Freeport site was expected to mitigate capacity constraints at the main campus in Dominica. However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the Medical Board of California licensing review process and caution on the part of existing students considering Freeport. In November 2010, Ross University School of Medicine secured licensing approval for its Freeport clinical location from the Medical Board of California. It has been Ross’ understanding that medical students who attend the Freeport location would not be eligible to receive Title IV financial aid while in Freeport, but would be eligible to receive financial aid once they moved beyond their semesters in Freeport. However, the U.S. Department of Education (“ED”) recently raised questions that could impact the overall financial aid eligibility for new students who attend Freeport. While Ross is working through this issue with the ED, it is also in the process of evaluating how to best leverage its Freeport location as part of its overall expansion strategy.
     Currently, Ross is not teaching medical basic sciences at its Freeport location. These near-term challenges resulted in lower new student enrollments in the May 2010, September 2010, and January 2011 semesters. However, management expects an increase in new student enrollments for the May 2011 semester as compared to the prior year period.
     Ross continues to invest in its Dominica facilities, programs and student services to meet the strong demand for its medical program.
     The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program, the addition of three new locations (Arlington, Virginia and Chicago in July 2010 and Houston, Texas in March 2011), along with organic growth at existing locations. All of these campuses are co-located with DeVry University.
     Management believes the decline in student enrollments at Carrington is the result of overlapping high new student growth rates in the year-ago period, decreasing volume of high quality inquiry flow, and economic uncertainties. To address these issues, Carrington has shifted its focus from brand awareness associated with the recent name change to more direct response communications. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students.
     Professional Education
     Professional Education segment revenues increased 7.5% to $24.5 million in the third quarter and rose 11.8% to $65.8 million for the first nine months of fiscal year 2011 as compared to the respective year-ago periods as demand for Becker’s CPA review courses improved.
     Other Educational Services
     Other Educational Services segment revenues grew 18.5% to $17.0 million in the third quarter and rose 8.0% to $46.1 million for the first nine months of fiscal year 2011 as compared to the respective year-ago periods. DeVry Brasil was the primary driver of revenue growth in this segment for both the third quarter and first nine months of fiscal year 2011 due to new student enrollment growth of 41.0% and total enrollment growth of 16.1% in the most recent term. Revenue increased modestly at Advanced Academics during the third quarter of the current year.

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
     DeVry’s Cost of Educational Services increased 8.7% to $232.9 million during the third quarter and grew 13.1% to $690.9 million for the first nine months of fiscal year 2011 as compared to the respective year-ago periods. Cost increases were incurred in support of expanding DeVry University online and onsite total student enrollments and operating a higher number of DeVry University locations as compared to the prior year. Also, cost increases were incurred for the operation of the new Chamberlain campuses in Chicago, Arlington, Virginia, and Houston, Texas, and to support growing online student enrollments. Cost increases were incurred at Carrington associated with operating a higher number of locations as compared to the prior year and increased hiring of career services employees. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2011 as a result of an increase in the number stock awards granted during the current year.
     As a percent of revenue, Cost of Educational Services decreased to 41.4% in the third quarter of fiscal year 2011 from 42.5% during the prior year period. For the first nine months of fiscal year 2011, Cost of Educational Services decreased to 42.2% from 43.4% during the prior year period. These decreases were the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.
     Student Services and Administrative Expense
     This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.
     Student Services and Administrative Expense grew 14.6% to $192.6 million during the third quarter and increased 14.9% to $560.1 million during the first nine months of fiscal year 2011 as compared to the respective year-ago periods. The increase in expenses represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments. In addition, cost increases were incurred in information technology and student services. Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2011 as a result of an increase in the number of stock awards granted during the current year.
     Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased during both the third quarter and first nine months of fiscal year 2011 as compared to the year-ago periods, as the respective student relationships and trade names from the Carrington acquisition were fully amortized as of December 31, 2009. Amortization expense is included entirely in the Student Services and Administrative Expense category.
     As a percent of revenue, Student Services and Administrative Expense increased to 34.2% in the third quarter of fiscal year 2011 from 33.3% during the year-ago quarter. The increase was the result of a higher level of advertising and marketing spend and student services in the current year period to drive and support future growth in new student enrollments. For the first nine months of fiscal year 2011, Student Services and Administrative Expense decreased to 34.2% from 34.6% in the year-ago period. This decrease was the combined result of increased operating leverage from advertising and student recruiting costs and revenue gains, which more than offset incremental investments in student services and home office support personnel.
OPERATING INCOME
     Total consolidated operating income for the third quarter of fiscal year 2011 of $137.2 million increased 12.5% as compared to the prior year quarter. For the first nine months of fiscal year 2011, total consolidated operating income rose 23.9% to $384.6 million as compared to the year-ago period. During both the third quarter and first nine months of fiscal year 2011, operating income increases at DeVry’s respective Business, Technology and Management, Professional Education, and Other Educational Services segments

     Business, Technology and Management
     Business, Technology and Management segment operating income increased 15.9% to $99.4 million during the third quarter and grew 28.8% to $283.3 million during the first nine months of fiscal year 2011, as compared to the respective year-ago periods. These increases in operating income were the result of higher revenue and an increase in operating leverage, while at the same time, DeVry University continued to make investments in academic quality and student service to drive future enrollment growth.
     Medical and Healthcare
     Medical and Healthcare segment operating income decreased 5.4% to $29.3 million during the third quarter and declined 0.9% to $88.4 million during the first nine months of fiscal year 2011 as compared to the respective prior year periods. These decreases in operating income were the result of a decline in operating income at both Ross and Carrington and an increase in home office expense allocable to the segment, which was partially offset by an increase in operating income at Chamberlain. Ross University operating income declined slightly due to lower new student enrollments, as discussed above, and investments to increase capacity. Carrington operating income decreased as a result of lower student enrollments as compared to the year ago period.
     Professional Education
     Professional Education segment operating income increased 12.3% to $9.2 million during the third quarter and grew 24.0% to $22.1 million during the first nine months of fiscal year 2011 as compared to the prior year periods. These increases in operating income were the result of higher revenue and an increase in operating leverage.
     Other Educational Services
     For the third quarter of fiscal year 2011, Other Educational Services operating income grew $2.5 million, to $1.1 million as compared to an operating loss of $1.4 million in the year-ago quarter. For the first nine months of fiscal year 2011, Other Educational Services recorded an operating loss of $6.2 million as compared to an operating loss of $7.2 million for the year-ago period. The improvement in both periods was driven by revenue growth at DeVry Brasil, which more than offset increased investments at both DeVry Brasil and Advanced Academics to drive future enrollment growth.
NET INTEREST AND OTHER INCOME (EXPENSE)
     Interest income decreased 8.6%, to $0.4 million during the third quarter and declined 20.1% to $1.2 million during the first nine months of fiscal year 2011 as compared to the respective prior year periods. Despite an increase in invested cash balances as compared to the prior year periods, interest income decreased because of lower interest rates earned on invested balances during the third quarter and first nine months of fiscal year 2011. The increase in invested cash balances was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with increased share repurchases, capital expenditures and debt repayment.
     Interest expense increased 3.6%, to $0.3 million during the third quarter but declined 32.9% to $0.8 million during the first nine months of fiscal year 2011 as compared to the respective prior year periods. The slight increase in the third quarter was the result of higher interest rates on obligations owed by DeVry Brasil. The decrease in interest expense during the first nine months of fiscal year 2011 was attributable to the repayment of outstanding borrowings under DeVry’s revolving line of credit.
     DeVry recorded net investment gains of $0.1 million and $1.2 million during the third quarter and first nine months of fiscal year 2010, respectively. These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option. As of early July 2010, DeVry had fully liquidated its auction rate security portfolio at par value. There were no investment gains in the current year periods.
INCOME TAXES
     Taxes on income were 32.3% of pretax income for the third quarter and 33.7% for first nine months of fiscal year 2011, compared to 33.8% for the third quarter and 33.3% for the first nine months of the prior year periods. The lower effective tax rate in third quarter of fiscal year 2011 was attributable to a one-time impact from certain incremental tax deductions from prior years. The higher effective tax rate in the first nine months of fiscal year 2011 was the result of a greater proportion of pre-tax income being generated by U.S. operations versus the international operations of Ross University in the current year quarter as compared to the prior year. Earnings of Ross University’s international operations are not subject to U.S. federal or state taxes and also are exempt from income taxes in the jurisdictions in which the schools operate. The medical and veterinary schools have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. DeVry intends to indefinitely reinvest Ross University earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.
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

	Fiscal Year
	2010	2009
Funding Source:
Federal Assistance (Title IV) Program Funding:
Grants and Loans	71%	73%
Federal Work Study	0%	1%

Total Title IV Program Funding	71%	74%
State Grants	2%	2%
Private Loans	1%	3%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	26%	21%

Total	100%	100%

     The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each session. Historically, accounts receivable reach their lowest level at the end of each session, dropping to their lowest point during the year at the end of June.
     At March 31, 2011, total accounts receivable, net of related reserves, was $224.0 million, compared to $155.9 million at March 31, 2010. The increase in net accounts receivable was attributable to revenue growth across all four business segments as compared to the year-ago period. In addition, net accounts receivable increased as a result of a delay in March 2011 for the receipt of federal funds for DeVry University undergraduate students due to the school’s cohort default rate of 10.2% which was in excess of the Department of Education’s 10.0% threshold for cash disbursement timing. DeVry University’s undergraduate cohort default rate remained well below the 25% eligibility threshold. Such funds will be received during the fourth quarter of fiscal year 2011.
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
Financial Aid
     Like other higher education institutions, DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected. Please see Item 1A Risk Factors in DeVry’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, for a discussion of student financial aid related risks.
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
     Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At March 31, 2011, cash in the amount of $7.4 million was held in restricted bank accounts, compared to $55.9 million at March 31, 2010. The primary reason for the decrease in cash held in restricted bank accounts at March 31, 2011 as compared to March 31, 2010 was the timing of restricted cash received at DeVry University in the current fiscal year as compared to the year ago period.
Cash from Operations
     Cash generated from operations in the nine months of fiscal year 2011 was $485.2 million, compared to $481.3 million in the prior year period. Cash increased $47.1 million due to higher net income. Greater cash flow was also a result of an increase in deferred tuition revenue of $20.4 million driven by increased total student enrollments, primarily at DeVry University and Chamberlain. An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $3.5 million greater source of cash. In addition, the timing of the receipt of tuition payments and restricted cash produced a $50.2 million increase in cash. Also, an increase in net deferred income tax liabilities resulted in a $21.0 million greater source of cash. These increases in operating cash flow were partially offset by $86.1 million from a lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles. Also, accounts receivable, net of related reserves, increased in the first nine months of fiscal year 2011 and resulted in a $53.3 million use of cash. The increase in net accounts receivable was attributable to revenue growth across all four business segments as compared to the year-ago period. In addition, net accounts receivable increased as a result of a delay in March 2011 for the receipt of federal funds for

DeVry University undergraduate students due to the school’s cohort default rate of 10.2% which was in excess of the Department of Education’s 10.0% threshold. Such funds will be received during the fourth quarter of fiscal year 2011.
Cash Used in Investing Activities
     Capital expenditures in the first nine months of fiscal year 2011 were $91.3 million compared to $101.6 million in the year-ago period. DeVry continues to invest capital to support Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain campuses; new location openings and capacity expansion at Carrington; and facility improvements at DeVry University. Management expects the rate of capital spending to increase in the fourth quarter, and anticipates full year fiscal 2011 capital spending to be about $150 million.
Cash Used in Financing Activities
     During the first nine months of fiscal year 2011, DeVry repurchased a total of approximately 2,248,000 shares of its stock, on the open market, for approximately $104.7 million. DeVry completed its third and fourth share repurchases program during the first six months of fiscal year 2011. In late December 2010, DeVry commenced its fifth program, and as of March 31, 2011, the total remaining authorization under this repurchase program was $19.9 million. The timing and amount of future repurchases under this program will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.
     Cash dividends paid during the first nine months of fiscal year 2011 were $15.5 million. DeVry’s Board of Directors declared a dividend on November 10, 2010 of $0.12 per share to common stockholders of record as of December 10, 2010. The total dividend of $8.4 million was paid on January 10, 2011.
     DeVry’s consolidated cash balances of $596.5 million at March 31, 2011, included approximately $245.9 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.
     Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $175 million revolving line of credit which can be expanded to $275 million at the option of DeVry. For the nine months ended March 31, 2011, cash flows from domestic operating activities were approximately $429.6 million which, in addition to funding other investment and financing activities, was sufficient to fund $71.7 million of domestic capital investment, pay dividends of $15.5 million and fund $104.7 million of common stock repurchases.
     DeVry believes that it has sufficient liquidity despite the disruption in the credit markets over the past two years. Management believes that current balances of unrestricted cash, cash generated from operations and revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities, similar to the acquisition of Carrington, should arise.
Other Contractual Arrangements
     DeVry’s long-term contractual obligations consist of its $175 million revolving credit facility, operating leases on facilities and equipment, and agreements for various services. DeVry has the option to expand the revolving credit facility to $275 million. At March 31, 2011, there were no outstanding borrowings under DeVry’s revolving credit agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $3.0 million as of March 31, 2011.
     DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first nine months of fiscal year 2011. DeVry had no open derivative positions at March 31, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2010, the FASB issued authoritative guidance for improving disclosure on fair value measurements. This guidance requires reporting entities to provide information about movements of assets among levels of the three-tier fair value hierarchy established by SFAS No. 157 (ASC 820). The guidance is effective for DeVry’s fiscal year 2011, and it should be used for quarterly and annual filings. The application of this guidance did not have a significant impact on DeVry’s financial disclosures.
     In July 2010, the FASB issued authoritative guidance for improving disclosure on the credit quality of financing receivables and allowances for credit losses. This guidance requires reporting entities to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The guidance is effective for DeVry’s second quarter of fiscal year 2011, and it should be used for quarterly and annual filings. The application of this guidance is included in Note 5 to these consolidated financial statements included in Part I, Item 1 of this Report.
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
     The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute approximately 4% of DeVry’s overall assets, and its Brazilian liabilities constitute less than approximately 2% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $1.0 million.
     The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. For borrowings of $50.0 million a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At March 31, 2011, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.
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
     Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2011 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.
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
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claim DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. DeVry and its executives believe the allegations contained in the Amended Complaint are without merit and intend to defend them vigorously. DeVry plans to file a Motion to Dismiss the Amended Complaint by May 6, 2011.
     Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Consolidated Cases”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). The Dotro case has been stayed pending resolution of DeVry’s forthcoming Motion to Dismiss the Shareholder Case (“Motion to Dismiss”). DeVry is currently examining the possibility of obtaining a similar stay of the Consolidated Cases pending the outcome of the Motion to Dismiss the Shareholder Case.
     The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon T. Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the

Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.
     Although DeVry believes that the Shareholder Case and the Derivative Actions are without merit, the ultimate outcome of pending litigation is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
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
U.S. Department of Education (“ED”) rulemaking could result in regulatory changes that could have a material adverse effect on DeVry’s student enrollment and financial results.
     On October 28, 2010, the ED issued final regulations with respect to program integrity issues for postsecondary education institutions participating in Title IV programs, which will take effect on July 1, 2011. The ED expects to issue final rules in early 2011 related to the definition of gainful employment, which are expected to take effect on July 1, 2012. DeVry is in the process of reviewing the final regulations but does not anticipate making material changes to its operations in order to comply with the final regulations that were issued on October 28, 2010.
     At this time, DeVry cannot be certain what requirements will be included in final regulations relating to gainful employment. Accordingly, DeVry cannot project how new requirements may affect the eligibility of DeVry’s U.S. degree granting institutions to participate in the Title IV Programs, their ability to comply with revised Title IV Program regulations, or the potential impact of any changes on students or their ability to finance their educations. Uncertainty surrounding the final rules, interpretive regulations or guidance by the ED may continue for some period of time and may adversely affect DeVry’s business. The outcome of the final rules related to the definition of gainful employment could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs (1)	Programs (1)
January 2011	233,300	$47.22	233,300	$37,871,380
February 2011	152,000	$53.46	152,000	29,745,484
March 2011	185,300	$53.20	185,300	19,886,793

Total	570,600	$50.71	570,600	$19,886,793

(1)	On November 10, 2010, the Board of Directors authorized a share repurchase program to buy back up to $50 million of DeVry common stock through December 31, 2012. The total remaining authorization under this share repurchase program was $19,886,793 as of March 31, 2011.
Other Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (2)	per Share	or Programs	Programs
January 2011	4,096	$46.38	N/A	N/A
February 2011	173	$53.65	N/A	N/A
March 2011	—	$—	N/A	N/A

Total	4,269	$46.67	N/A	N/A

(2)	Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options and for payment of withholding taxes from employees for vesting restricted shares both pursuant to the terms of DeVry’s stock incentive plans.
ITEM 4 — [REMOVED AND RESERVED]
ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.
Date: May 5, 2011	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: May 5, 2011	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer