Form 10-K
period 2011-06-30
DEVRY INC
filed 2011-08-26
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2011
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
     December 31, 2010 — $3,279,183,510
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.
     August 19, 2011 — 68,423,122 shares of Common Stock, $0.01 par value
DOCUMENTS INCORPORATED BY REFERENCE
     Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 3, 2011, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED JUNE 30, 2011

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
ITEM 1. BUSINESS
OVERVIEW OF DEVRY INC.
     DeVry Inc. (“DeVry”) is a global provider of educational services and the parent organization of Advanced Academics, American University of the Caribbean, Becker Professional Education, Carrington College and Carrington College California, Chamberlain College of Nursing, DeVry Brasil, DeVry University, and Ross University. These institutions offer a wide array of programs in business, healthcare and technology and serve students in middle school through postsecondary education as well as accounting and finance professionals. DeVry’s purpose is to empower its students to achieve their educational and career goals.
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
     To attain this vision, DeVry will achieve superior student outcomes by providing high quality education and student services; continue to grow and diversify into new program areas, levels and geographies; and build high-quality brands and infrastructure to compete in an increasingly competitive market.
     DeVry’s Educational Institutions
     DeVry University, founded by Dr. Herman DeVry in 1931, provides high-quality, career-oriented associate, bachelor’s and master’s degree programs in technology; science; business; and the arts. DeVry University is one of the largest private, degree-granting, regionally accredited, higher education systems in North America. Undergraduate and graduate degree programs are offered in the United States, Canada and online. Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management. DeVry University comprises DeVry’s Business, Technology and Management segment.
     Ross University School of Medicine, which was founded in 1978, is one of the world’s largest providers of medical education. Ross University School of Medicine is located in the Caribbean country of Dominica with a location in Freeport, Grand Bahama.
     Ross University School of Veterinary Medicine, which was founded in 1982, is located in St. Kitts. DeVry acquired the parent organization of Ross University School of Medicine and Ross University School of Veterinary Medicine in May 2003.
     Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry in March 2005. Chamberlain offers associate, bachelor’s, master’s and degree completion programs in nursing at its ten campuses in the United States and online.
     Carrington College, formerly Apollo College was founded in 1976, and prepares students for careers in healthcare through certificate and associate and degree programs.

     Carrington College of California, formerly Western Career College was founded in 1967, and prepares students for careers in healthcare, business and technology through certificate, associate and bachelor’s degree programs. DeVry acquired the parent organization of Carrington College and Carrington College of California in September 2008.
     American University of the Caribbean, which was founded in 1978, provides its students with high quality medical education. American University of the Caribbean’s medical school is located in the country of St. Maarten. DeVry acquired American University of the Caribbean on August 3, 2011. Ross University, Chamberlain, Carrington, and American University of the Caribbean comprise DeVry’s Medical and Healthcare segment.
     DeVry Brasil, based in Fortaleza, Ceará, Brazil, is comprised of three colleges: Fanor, Ruy Barbosa and ÁREA1. These institutions operate five campus locations in the cities of Salvador and Fortaleza, and offer undergraduate and graduate programs focused in business management, law and engineering. DeVry acquired a majority ownership in these schools on April 1, 2009.
     Advanced Academics, founded in 2000 and acquired by DeVry in October 2007, partners with schools and districts throughout the United States to deliver customizable online learning solutions for middle and high school education.
     Becker Professional Education, founded in 1957 as the Becker CPA review and acquired by DeVry in 1996, prepares candidates for the Certified Public Accountant (“CPA”) examination, Chartered Financial Analyst (“CFA”) professional certification examinations, and the Project Management Professional (“PMP”) certification examination. It also offers continuing professional education programs and seminars in accounting and finance. Classes are taught in nearly 300 locations, including sites in 40 foreign countries and DeVry University teaching sites. On April 30, 2011, Becker Professional Education completed the acquisition of ATC International, a leading provider of professional accounting and finance training from centers in Central and Eastern Europe as well as Central Asia. ATC International provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting. DeVry Brasil, Advanced Academics and Becker Professional Education comprise DeVry’s International, K-12 and Professional Educational segment.
     The following tables provide the percentage of enrollment by both degree and program for DeVry’s U.S. postsecondary educational institutions. The data for the fall 2009 enrollments have been revised from the prior year presentation for consistency with the methodology of determining the fall 2010 enrollments.

	Percent of Enrollment by Degree			Percent of Enrollment by Program
	Fall	Fall		Fall	Fall
	2009	2010		2009	2010
Doctoral	3.9%	3.4%	Technology	28.3%	28.0%
Master’s	17.8%	18.3%	Business	45.3%	45.8%
Bachelor’s	53.0%	55.8%	Medical and Health	26.0%	25.7%
Associate	15.9%	15.6%	Other	0.4%	0.5%
Certificate	9.4%	6.9%
     Financial and descriptive information about DeVry’s operating segments is presented in Note 14, “Segment Information,” to the Consolidated Financial Statements. During the fourth quarter of fiscal year 2011, DeVry renamed and repositioned some of its segments to reflect the current alignment of its operations. The former Other Educational Services segment was combined with the former Professional Education segment to create the International, K-12 and Professional Education segment. The three reporting segments are now as follows:
•	Business, Technology and Management (undergraduate and graduate at DeVry University, including Keller Graduate School of Management)

•	Medical and Healthcare (Chamberlain College of Nursing, Ross University, and Carrington Colleges Group, Inc. and as of August 3, 2011, American University of the Caribbean)

•	International, K-12 and Professional Education (DeVry Brasil, Advanced Academics and Becker Professional Education)
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
     DeVry University’s academic structure is organized within five colleges.
•	The College of Business & Management, which includes Keller Graduate School of Management

•	The College of Engineering & Information Sciences

•	The College of Liberal Arts & Sciences

•	The College of Media Arts & Technology

•	The College of Health Sciences

This structure provides flexibility for future curricula. Degree programs are offered in the following areas. Unless otherwise noted, all degree programs are also available online.

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology
Bachelor’s Degree Programs	Associate Degree Programs	Associate Degree Program
Justice Administration with specializations in:	Electroneurodiagnostic Technology*	Web Graphic Design
Corrections	Health Information Technology	Bachelor’s Degree Programs
Digital Forensics	Bachelor’s Degree Program	Multimedia Design & Development with specializations in:
Emergency Management	Clinical Laboratory Science*	Graphic & Multimedia Design
Policing		Graphics & Multimedia Management
Communications with Specializations in:
Business Communication
Emerging Media Communication
Technical Communication
Graduate Programs
Educational Technology, Master’s Degree**		Web Design & Development
Educational Management, Graduate Certificate		Web Game Programming

Keller Graduate School of
Management (included within
	The College of Business and	College of Engineering
College of Business and Management	Management)	& Information Sciences
Associate Degree Program	Master’s Degree Programs	Associate Degree Programs
Accounting	Accounting & Financial	Electronics & Computer Technology
Bachelor’s Degree Programs	Management	Network Systems Administration
Business Administration	Human Resource Management	Bachelor’s Degree Programs
Management	Project Management	Biomedical Engineering Technology*
Technical Management	Public Administration	Computer Engineering Technology
Specializations for the bachelor’s degree programs:	Information Systems Management	Computer Information Systems with specializations in:
Accounting	Network and Communications	Business Management
Business Information Systems	Management	Computer Forensics
Criminal Justice	Business Administration (MBA)	Database Management
Finance	with concentrations in:	Enterprise Computing
General Management	Accounting	Flex Option
Health Information Management	E-Commerce Management	Health Information Systems
Health Services Management	Finance	Information Systems Security
Hospitality Management	General Management	Systems Analysis & Integration
Human Resource Management	Health Services	Web Development &
Operations Management	Hospitality Management	Administration
Project Management	Human Resources	Web Game Programming
Sales & Marketing	Information Security	Electronics Engineering Technology
Security Management	Information Systems	Game & Simulation Programming
Small Business Management	Management	Network & Communications
& Entrepreneurship	International Business	Management
Sustainability Management	Marketing	Master’s Programs
Technical Communication	Network & Communications	Electrical Engineering**
	Management	Information Systems Management
	Project Management	Network & Communications
	Public Administration	Management
Security Management
Sustainability Management

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
     Students access these degree and certificate programs through a North American system of 99 locations as of June 30, 2011, as well as through DeVry University’s online delivery platform.
     DeVry University reviews and revises its curricula on a regular basis for relevance to both students and employers. In addition, new programs and degrees are regularly evaluated to improve DeVry University’s educational offerings and to respond to competitive changes in the employment market.
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
     Keller Graduate School of Management has a continued and sustained focus on excellence in teaching, student mastery of practical management skills, and service to working adults. The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers. Keller offers classes in the evening, on weekends and online, which enables students to complete their degrees using whatever combination of online and onsite coursework suits their needs. To broaden the scope and appeal of its master’s degree programs, Keller has developed concentrations and graduate certificates. Most faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality, and international matters are woven throughout the curricula.
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
Academic Calendar
     DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of three academic periods (i.e. semesters) of 16 weeks, each comprising two eight-week sessions.

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
     Enrollment Trends
     New student undergraduate enrollment in summer 2011 decreased 25.6% to 15,566 students as compared to the prior year. Total undergraduate enrollment in summer 2011 was 64,317 students, a decrease of 5.8% compared to 68,290 in the previous summer. There were 21,576 coursetakers for the July 2011 session in DeVry University’s graduate programs, including its Keller Graduate School of Management, representing an increase of 1.9% over the prior year. Coursetaker enrollment in DeVry University online program offerings in summer 2011 was 69,617, a decrease of 0.7% over the prior year. The term coursetaker refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
     The following table provides historical enrollment data for DeVry University’s undergraduate programs including both onsite and online students.

	Undergraduate New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2012	15,566	—	—	(25.6%)	—	—
2011	20,935	17,983	14,981	9.9%	(4.7%)	(15.4%)
2010	19,057	18,878	17,715	14.8%	19.4%	24.0%
2009	16,595	15,811	14,288	19.3%	19.7%	15.1%
2008	13,906	13,204	12,410	9.7%	10.7%	12.1%

	Undergraduate Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2012	64,317	—	—	(5.8%)	—	—
2011	68,290	73,543	70,863	22.0%	14.9%	5.9%
2010	55,979	64,003	66,909	21.9%	22.7%	25.6%
2009	45,907	52,146	53,259	12.6%	16.9%	18.8%
2008	40,774	44,594	44,814	9.8%	10.3%	10.3%

     The following table provides historical coursetaker enrollment for DeVry University’s graduate programs including its Keller Graduate School of Management.

	Graduate Coursetakers
Fiscal Year	July	September	November	January	March	May
2012	21,576	—	—	—	—	—
2011	21,165	23,389	23,199	24,784	24,406	23,802
2010	17,991	20,496	20,734	22,679	22,343	22,103
2009	16,017	17,799	17,803	19,475	19,357	18,822
2008	14,023	15,857	15,657	17,377	17,005	16,537

	% Change Over Prior Year
Fiscal Year	July	September	November	January	March	May
2012	1.9%	—	—	—	—	—
2011	17.6%	14.1%	11.9%	9.3%	9.2%	7.7%
2010	12.3%	15.2%	16.5%	16.5%	15.4%	17.4%
2009	14.2%	12.2%	13.7%	12.1%	13.8%	13.8%
2008	11.1%	12.7%	12.5%	13.7%	15.2%	15.7%
The following table provides historical enrollment for DeVry University’s undergraduate and graduate online coursetakers.

	Online Coursetakers*
	Enrollment			% Change Over Prior Year
Fiscal Year	Summer	Fall	Spring	Summer	Fall	Spring
2012	69,617	—	—	(0.7%)	—	—
2011	70,088	76,473	78,366	24.4%	20.9%	15.7%
2010	56,321	63,264	67,744	26.6%	22.5%	21.5%
2009	44,503	51,628	55,745	23.6%	25.5%	27.0%
2008	36,001	41,128	43,889	26.0%	27.1%	25.0%

*	Online coursetakers are included in the new and total undergraduate and graduate student counts.
     Population trends
     The total postsecondary student population can be thought of as two categories of students: career-launchers, who are primarily traditional college-age students; and career-enhancers, who are primarily working adults.
     According to the U.S. Department of Education, between 1999 and 2009, the latest period for which data are available, enrollment in degree-granting institutions increased by 38%, from 14.8 million to 20.4 million. Much of the enrollment growth was in full-time enrollment; the number of full-time students rose 45%, while the number of part-time students grew 28%. Enrollment increases may be affected both by population growth and by rising rates of individuals inspired to attend college. Between 1999 and 2009, the number of 18- to 24-year olds increased from 26.7 million to 30.4 million, and the percentage of 18- to 24-year olds enrolled in college rose from 36% in 1999 to 41% in 2009.
     According to the National Center for Education Statistics (“NCES”), in recent years the percentage increase in the number of students age 25 and over has been larger than the percentage increase in the number of younger students, and this pattern is expected to continue. Between 2000 and 2009, the enrollment of students under age 25 increased by 27%. Enrollment of students 25 and over rose 43% during the same period. From 2010 to 2019, NCES projects a rise of 9% in enrollments of students under age 25, and a rise of 23% in enrollments of students 25 and over. Many external forces have combined to inspire older students to attend college today: the development of the knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and a growing recognition of the importance of lifelong learning.
     The NCES estimates that in 2010 approximately 38.6% of all college students were at least 25 years old. More than half of DeVry University’s undergraduate students are at least 25 years old. Projections indicate that the percentage of this age group attending college will remain constant at approximately 40% until 2019. The Bureau of Labor Statistics projects that through 2010, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow nearly twice as fast as those not requiring such education.

     Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Census Bureau, in 2008 (the most recent date for which data are available), the average income of U.S. employees with a bachelor’s degree was approximately $58,613 which was nearly 82% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.
     DeVry University’s student body is diverse and many come from lower income families, or are the first in their family to attend college. Some DeVry University campuses rank near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined.
     Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2009	Fall 2010
Undergraduate	77.9%	77.4%
Graduate	22.1%	22.6%

Age	Fall 2009	Fall 2010
24 and Under	27.8%	25.4%
25 - 39	53.3%	53.4%
40 and Over	18.9%	21.1%

Gender	Fall 2009	Fall 2010
Male	53.9%	54.0%
Female	46.1%	46.0%

Race/Ethnicity	Fall 2009	Fall 2010
White	39.9%	30.7%
Black or African American	28.5%	22.2%
Hispanic (of any race)	14.4%	14.3%
Asian	5.3%	3.9%
American Indian or Alaska Native	1.2%	1.4%
Non-resident Alien	0.4%	0.7%
Two or More Races	0.7%	0.5%
Native Hawaiian or Other Pacific Islander	0.4%	0.4%
Race/Ethnicity Unknown	9.3%	25.8%
MEDICAL AND HEALTHCARE
     DeVry’s Medical and Healthcare segment includes Ross University, Chamberlain College of Nursing, Carrington and American University of the Caribbean. Under the leadership of the president of DeVry’s Medical and Healthcare Group, a management team works with each of the four institutions in this segment.
  Ross University
     Ross University operates two schools: Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree, and Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree. Together, the two Ross schools had 4,825 students enrolled in the May 2011 semester. Over 8,700 graduates have received Ross M.D. degrees since 1978; these individuals are practicing in all 50 states. More than 2,700 graduates have received Ross D.V.M. degrees.
     Ross medical students complete a four-semester (approximately 16 months) Foundations of Medicine curriculum in modern classrooms and laboratories at a campus located in Dominica. The four semesters are followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at the Dominica campus, the Ross clinical location in Miami or at an affiliated hospital facility in Saginaw, Michigan. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of the 10-semester program by participating in clinical rotations under Ross University direction, and conducted at 70 affiliated teaching hospitals in the United States.

     An element of the growth strategy at Ross University School of Medicine was the planned development of a clinical education center located in Freeport, Grand Bahama. The Freeport site was expected to mitigate capacity constraints at the main campus in Dominica. However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the Medical Board of California licensing review process and delays in confirming the financial aid implications for students studying in Freeport. In November 2010, Ross University School of Medicine secured licensing approval for its Freeport clinical location from the Medical Board of California. It had been Ross’ understanding that medical students would not be eligible to receive Title IV of the Higher Education Act (“Title IV”) financial aid for their semesters in Freeport, but would be eligible to receive financial aid once they moved elsewhere to complete the remaining portions of their programs. However, this understanding was contradicted in a letter to the Ross University School of Medicine from the U.S. Department of Education (“ED”) indicating that Ross medical students attending any portion of their Foundations of Medicine delivered outside of Ross’ Dominica campus would be excluded from participating in the Title IV financial aid program for the remainder of their programs. Currently, Ross University School of Medicine is teaching only its pre-medical review program courses at its Freeport location, while it continues to evaluate how to best utilize the location as part of its overall expansion strategy.
     Ross’ medical educational program is comparable to the educational programs offered at U.S. medical schools. Ross’ program consists of three academic semesters per year — beginning in May, September, and January — which allows the medical students to complete their basic science and clinical curriculum in less time than they would at a U.S. medical school. The program prepares students for general medical practice and provides the foundation for postgraduate specialty training primarily in the United States.
     Ross veterinary students complete a seven-semester pre-clinical curriculum in a large modern facility in St. Kitts. This program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction at one of 22 affiliated U.S. Colleges of Veterinary Medicine. At both the Medical and Veterinary schools, students are introduced to clinical experiences and clinical skills early in their respective curriculums.
     The following table provides historical enrollment data for Ross University, including both medical and veterinary school students.

	Ross University New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2011	490	642	469	(26.4%)	(8.2%)	37.9%
2010	666	699	340	9.5%	14.4%	(39.5%)
2009	608	611	562	6.3%	10.9%	16.8%
2008	572	551	481	-8.9%	11.1%	15.6%

	Ross University Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2011	4,567	4,810	4,825	(0.7%)	3.0%	6.2%
2010	4,601	4,669	4,542	9.1%	8.0%	2.1%
2009	4,219	4,323	4,448	8.8%	7.8%	9.4%
2008	3,876	4,011	4,064	4.1%	7.0%	7.9%
     For students who started in the 2010-2011 academic year, the average Ross medical student is 26 years old — two years older than the U.S. medical school average — and the student population is approximately 56% male. The average Ross veterinary student also is 26 years old — two years older than the U.S. veterinary school average — and the student population is approximately 76% female. Most Ross students are either citizens or permanent residents of the United States.
  Chamberlain College of Nursing
     DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing more than a century ago, Chamberlain offers programs in nursing education leading to one of three degrees: Associate Degree in Nursing (“ADN”), Bachelor of Science in Nursing (“BSN”), or Master of Science in Nursing (offered only online). These programs are offered at nine campuses and/or online. All of these campuses are co-located with DeVry University locations. Chamberlain had 9,954 students enrolled in the July 2011 semester.

     Chamberlain’s BSN program is a traditional on-campus baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four year BSN programs where students take the summer off. Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s “fast track” RN to BSN completion program in as few as three semesters. The ADN program is a six-semester year-round program offered onsite or online only from the Columbus, Ohio location. In addition, Licensed Practical Nurses (“LPNs”) receive up to 10 hours of credit for their previous work and can complete an ADN degree through either the onsite or online programs in Ohio. General education courses are taught through DeVry University.
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
     The following table provides historical enrollment data for Chamberlain, including both onsite and online students.

	Chamberlain College of Nursing New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2012	2,805	—	—	16.1%	—	—
2011	2,416	2,981	2,852	55.1%	42.0%	31.5%
2010	1,558	2,100	2,168	51.9%	55.3%	75.4%

	Chamberlain College of Nursing Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2012	9,954	—	—	40.0%	—	—
2011	7,108	8,862	9,897	65.2%	57.8%	47.9%
2010	4,302	5,617	6,691	77.8%	67.2%	72.2%
     Ninety percent of Chamberlain students are female. Students in the on-campus BSN program tend to be younger, yet most enter Chamberlain with previous college credits. Those in the ADN program tend to be non-traditional adult students who are changing careers.
  Carrington
     Carrington, also known as U.S. Education Corporation, was acquired by DeVry in September 2008. Carrington is the parent organization of Carrington College (formerly Apollo College founded in 1976) and Carrington College California (formerly Western Career College founded in 1967). The parent organization is headquartered in Mission Viejo, California. Carrington prepares students for careers in healthcare through certificate and associate degree programs. The two colleges operate 19 campuses in the western United States and offer selected programs online. Currently, Carrington serves more than 8,300 students.

     Carrington College and Carrington College California currently offer career specific certificate or associate degree programs through campus-based courses in the following areas:

Medical	Health & Fitness/Massage
Diagnostic Medical Sonography	Fitness Training
Health Care Administration	Massage Therapy
Medical Assisting	Physical Therapy Technology(1)
Medical Billing and Coding	Physical Therapist Assistant
Medical Laboratory Technology(1)	Veterinary
Medical Office Management(1)	Veterinary Assisting(1)
Medical Radiography(1)	Veterinary Technology(2)
Respiratory Care	Pharmacy
Surgical Technology(2)	Pharmacy Technology
Nursing	Criminal Justice
Practical Nursing(1)	Criminal Justice(2)
Registered Nursing	Graphics
Vocational Nursing(2)	Graphics Design(2)
Dental	Architectural Design Drafting(2)
Dental Assisting
Dental Hygiene

(1)	Offered only at Carrington College

(2)	Offered only at Carrington College California
     Carrington utilizes DeVry’s Online Services technology platform, further leveraging DeVry’s high quality systems to improve efficiency while maintaining institutional academic oversight.
     In addition to its onsite programs, Carrington College California offers online Programs in Accounting, Business, Computer Technology, Criminal Justice, Graphic Design, Health Care Administration, Health Information Technology, Paralegal Studies, Renewable Energy, and Sales and Marketing.
     The following table provides historical enrollment data for Carrington students.

	Carrington New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2012	2,850	—	—	(33.6%)	—	—
2011	4,291	4,595	3,261	(2.7%)	(19.2%)	(22.7%)
2010	4,411	5,688	4,218	15.4%	21.5%	-2.4%

	Carrington Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	July	November	March	July	November	March
2012	8,363	—	—	(25.6%)	—	—
2011	11,234	10,942	10,206	5.5%	(6.4%)	(15.0%)
2010	10,644	11,695	12,009	17.9%	14.8%	9.9%
American University of the Caribbean
     On August 3, 2011, DeVry acquired the American University of the Caribbean (“AUC”) which was founded in 1978. AUC confers the Doctor of Medicine degree and its campus is located in the country of St. Maarten. AUC’s total enrollment is approximately 1,000 students. Over 4,000 graduates have received AUC M.D. degrees and are licensed and practicing medicine throughout the world.
     AUC medical students complete a two-year basis sciences program taught at AUC’s St. Maarten campus, followed by two years of clinical sciences taught at affiliated hospitals in the United States and England. AUC’s educational program is comparable to the educational programs offered at U.S. medical schools. AUC graduates are eligible to practice medicine in all 50 states.

     The acquisition of AUC is consistent with DeVry’s growth and diversification strategy, increasing its presence in high quality medical and healthcare education and expanding its academic offerings at the post-baccalaureate level. DeVry was attracted to AUC because of its highly regarded faculty, commitment to academic excellence, and an accomplished network of alumni. In addition, AUC has strong partnerships with residency placement hospitals across the United States.
     AUC will continue to operate as an independent institution, and will benefit from the sharing of best practices and systems as a part of DeVry’s family of colleges and universities. The school will become part of DeVry’s Medical and Healthcare segment, joining Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing and Carrington Colleges Group.
INTERNATIONAL, K-12 AND PROFESSIONAL EDUCATION
DeVry Brasil
     Founded in 2001 and based in Fortaleza, Ceará, Brazil, DeVry Brasil is the parent organization of Faculdades Nordeste (Fanor), Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1. These three institutions operate five campus locations in the cities of Salvador and Fortaleza, in northeastern Brazil. DeVry completed its acquisition of a majority stake in DeVry Brasil in April 2009.
     The mission of DeVry Brasil is to become a leading provider of high quality post-secondary education across Brazil by sharing international academic standards and offering world class career-focused programs that prepare its students for success in their professions.
     DeVry Brasil serves more than 13,000 students through undergraduate and graduate programs focused in business management, nursing, law and engineering. The following table provides historical enrollment data for DeVry Brasil students.

	DeVry Brasil New Students
	Enrollment		% Change Over Prior Year
Fiscal Year	Spring	Fall	Spring	Fall
2011	3,833	2,347	41.0%	9.1%
2010	2,718	2,151	(5.9%)	13.6%
2009	2,887	1,893	N/M	N/M

	DeVry Brasil Total Students
	Enrollment		% Change Over Prior Year
Fiscal Year	Spring	Fall	Spring	Fall
2011	13,688	11,972	16.1%	3.8%
2010	11,789	11,532	0.4%	10.6%
2009	11,742	10,424	N/M	N/M
     Advanced Academics
     Advanced Academics Inc. (“AAI”) is a leading provider of high-quality online education to middle and high school students. Headquartered in Oklahoma City, Oklahoma, AAI was founded in 2000 and acquired by DeVry in October 2007.
     The mission of AAI is to help students graduate and succeed. AAI partners with schools and districts throughout the United States to deliver customizable online learning solutions that include Web-based curricula, highly qualified teachers, a twenty-four hour/seven day per week support environment, and a proprietary technology platform specifically designed for grades 6 to 12. AAI’s strategy is not to replace or compete with schools, but to enable schools to serve more students.
     Since its inception, AAI has educated more than 60,000 students and has partnerships with school districts in more than 30 states and more than 100 school districts and charter schools, as well as six virtual high schools.
     Becker Professional Education
     For more than 50 years, Becker Professional Education, a global leader in exam review and continuing education, has helped nearly half a million accounting, finance and project management professionals advance their careers and achieve success.

     Becker Professional Education’s primary product lines are review courses preparing students to take the Certified Public Accountant, Chartered Financial Analyst and Project Management Professional certification examinations. On April 30, 2011, Becker expanded its course offerings and geographic presence through its acquisition of ATC International, a leading provider of professional accounting and finance training with centers in Central and Eastern Europe as well as Central Asia. ATC International provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting.
     Through its CPA and CFA review courses, Becker served more than 50,000 students in fiscal year 2011. Becker CPA Review is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years. In calendar year 2009 (the latest period for which data is available) 14 of the top 15 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. For 2008, nine of the top 10 Elijah Watt Sells Award winners prepared with Becker.
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
     Becker Professional Education also offers continuing professional education and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development.
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
COMPETITION
     DeVry University
     The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. According to the NCES, there were 6,742 Title IV eligible postsecondary institutions in the United States as of the 2009-10 academic year, including 2,944 private, for-profit (“private-sector”) schools; approximately 1,989 public schools (e.g. state institutions and community colleges); and approximately 1,809 private, not-for-profit (“independent”) schools. According to the NCES, in 2009 approximately 20.4 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV.

     In every market in which DeVry University operates, there are numerous state institutions, community colleges, and independent universities. In particular, there is growing competitive pressure from community colleges, traditional universities, and technical colleges that offer industry-specific certification programs, particularly in the computer information field. In addition, there is growing competition from online programs (by private-sector, publicly-funded and independent institutions) and site-based private-sector school programs.
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
     Undergraduate Programs
     DeVry University’s competitive strengths in the market for undergraduate programs include:
•	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;

•	Faculty with relevant industry experience;

•	Well-developed and professionally-staffed undergraduate career service programs;

•	National name recognition and market presence;

•	Regional accreditation;

•	Modern facilities and well-equipped laboratories;

•	Flexibility and convenience with classes offered at 99 locations and online;

•	Evening, weekend, and online class schedules;

•	Year-round academic schedules that permit more flexible attendance and earlier graduation;

•	Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions; and

•	Small class sizes.
     In recent years, DeVry has increased its competitiveness by enhancing several of the undergraduate programs, expanding DeVry University online offerings, and adding DeVry University centers. As a result, we offer more locations, and more flexible class schedules and learning formats, than most other educational institutions. Undergraduate classes at DeVry University campuses generally are offered in morning, afternoon and evening sessions, which helps students maintain part-time or full-time jobs. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.

Graduate Programs
     DeVry University’s competitive strengths in the market for graduate programs include:
•	A practitioner approach to education that stresses skills and strategies that employers value;

•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;

•	Convenience of more than 90 onsite teaching locations in major metropolitan areas nationwide and online; and

•	Flexible schedules with six sessions each year that enable new students to start their program any time of the year and continuing students to take a session off, if necessary, to accommodate their schedules.
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
     Medical and Healthcare
     Ross University
     In the medical education market, Ross University competes with the 134 U.S. schools of medicine, 26 U.S. colleges of osteopathic medicine, and approximately 30 Caribbean medical schools. In the veterinary education market, Ross competes with AVMA accredited schools, of which 28 are U.S., five are Canadian and nine are international veterinary schools. In addition, Ross competes with three non-AVMA accredited Caribbean veterinary schools.
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
     For the 2010-11 academic year, it is estimated that applications to U.S. medical and veterinary medical schools totaled approximately 43,000 and 6,300, respectively. From each of these separate applicant pools, approximately 46% were accepted. An additional estimated 5,200 students were accepted to U.S. osteopathic medical schools.
     Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for Ross University. Based upon the number of Medical College Admission Test (“MCAT”) takers, which increased to approximately 82,000 in 2010 (up from approximately 79,200 in 2009), management believes the potential market for medical school students is much larger than the denied applicant pool alone.
     According to the Association of American Medical Colleges Center for Workforce Studies, June 2010 analysis, the demand for physicians will outpace supply by approximately 12% in 2020 and by almost 17% by 2025. The capacity of U.S. medical schools has not changed materially in more than two decades. However, there has been some recent expansion in the U.S. medical education industry because of the growing supply/demand imbalance for medical doctors. Management believes this imbalance will continue to spur demand for medical education. Management also believes the veterinary medical education market is subject to some of the same forces.
     Compared to its private-sector competitors, Ross University enjoys several competitive advantages, including a large alumni base and strong reputation, federal financial aid eligibility for its students, and its historically large network of diverse geographical opportunities for clinical rotations.
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
     Despite the long term need for nurses, demand has not yet produced a sufficient increase in educational capacity. It is estimated by the National League for Nursing that over 99,000 qualified applicants were turned away from U.S. nursing schools in 2008 because of lack of capacity.
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
     A prospective career college student in most markets will have a choice of institutions offering similar programs. Carrington College and Carrington College California compete by focusing primarily on healthcare and nursing programs. Both institutions are well known in their local markets for offering:
•	A wide range of healthcare program offerings;

•	Attractive and conveniently located facilities;

•	Learning methodologies that blend didactic instruction with experiential laboratory exercises;

•	Faculty that have relevant work experience;

•	Relatively small class sizes;

•	High levels of service to students; and

•	Accelerated programs with a choice of class schedules.
     American University of the Caribbean
     AUC’s competitive environment is similar to that of Ross University School of Medicine as previously described in the Ross University section.
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
     With its 50-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker Professional Education differentiates itself from competitors by providing:
•	Extensive and constantly updated review and practice test materials;

•	Experienced, highly qualified instructors for each of the areas of specialty included in the exam;

•	Courses available in several formats, including live class, self study, and online sessions, to meet candidate needs for flexibility and control; and

•	Practice simulations and software functionality, similar to those used in the actual exam

     In calendar year 2011, the CPA exam underwent the most significant content change since the exam became computer based in 2004. In advance of this change, Becker Professional Education invested significantly in course development to ensure that the quality of its product remains world class.
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
     Undergraduate students applying to DeVry University to take courses online primarily work with admissions advisors, either at a DeVry University location, or with a central staff of admissions advisors who are dedicated to serving online applicants. Applicants to online programs who are in areas remote from a DeVry University location, including active military personnel on military bases, work with a central staff of admissions advisors. DeVry University also employs Military Education Liaisons who visit military bases and conduct interviews with active military personnel.
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
     Many of DeVry University’s applicants are working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from nearby colleges and universities. In addition, DeVry University has entered into articulation agreements with community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry University. A large portion of new students enrolling in our undergraduate programs have some prior college experience. In addition, military veterans with military-specific technical training are attracted to DeVry University’s practical career-oriented education and extensive geographic reach.
     DeVry University’s High School Programs Presenters visit high schools throughout North America, making presentations on career choices — particularly in business and technology-related fields — and on the importance of a college education. DeVry University’s military team and community outreach team visits military bases and community colleges. Admissions advisors also receive student inquiries generated by DeVry University’s web site, other sources on the Internet, and direct mail. Follow-up interview sessions with prospective students generally take place at a DeVry University location or by telephone.
     DeVry University’s Keller Corporate Center for Learning is designed to meet the education needs of corporate clients and their employees with DeVry University program offerings. A national network of corporate account managers directs its student recruiting efforts primarily at Fortune 1000 companies leveraging relationships with these clients through DeVry University’s career services organization.
     Marketing and Outreach
     DeVry University currently advertises on various Internet sites, on television and radio, in magazines and newspapers, and utilizes telemarketing and direct mail to reach prospective students. DeVry University frequently updates its marketing programs in order to better communicate the quality of its degree programs and the value of a DeVry University education. DeVry University’s highly integrated brand initiative focuses on the university’s graduate employment success, while emphasizing DeVry University as an accredited, highly-respected academic institution. The brand campaign is grounded in ongoing in-depth consumer, marketplace and brand research, and leverages a number of channels, including broadcast, print and Internet advertising, public relations, and social media, as well as local marketing efforts.
     DeVry University serves high school students in several unique ways. Since July 2004, we have worked with the Chicago Public School system to create the DeVry University Advantage Academy. A second Advantage Academy was later started in Columbus, Ohio. More than 1,000 students have graduated from the two programs. Students enter DeVry University Advantage Academy at the start of their junior year, and complete two academic years and one summer term. At the conclusion of the program, students have earned their high school diploma and an associate degree in either Network Systems Administration or Web Graphic Design. Most students go on to bachelor’s degree programs, either at DeVry University or other public or private universities. The Advantage Academy model is flexible based on the needs of individual school districts. DeVry faculty teach all college courses and high school classes are taught by certified high school educators. School districts can determine whether to establish a cohort program for all students or allow students from different schools to travel for college-level coursework. For example, in Chicago, all classes are taught at Advantage Academy, a stand-alone, certified Chicago Public Schools high school with its own principal located on DeVry University’s Chicago campus. In Columbus, students take high school courses at their own high school and travel to DeVry for college classes. The two flagship programs report a combined high school graduation rate of 93 percent, and an associate degree completion rate of 83 percent.
     In July 2010, DeVry announced a major, multi-year partnership to help increase high school and college graduation rates across the country. The partnership is a featured component of the America’s Promise Alliance Grad Nation campaign. Launched in March 2010 with the support of President Obama and U.S. Secretary of Education Arne Duncan, Grad Nation is a 10-year campaign to mobilize all Americans to take action in their communities to end the high school dropout crisis and ultimately prepare young people for postsecondary education and the 21st century workforce.
     Several additional Advantage Academies are being developed under the umbrella of this partnership. The third Advantage Academy will enroll its first cohort of students in Health Information Technology in the fall of 2011 in association with the Decatur Center Academy in Decatur, Georgia. In support of the partnership, DeVry will donate $1.5 million to the America’s Promise Alliance, to be distributed over three years, and provide additional in-kind donations of up to $2.5 million over three years to support a key goal of both organizations — to see more young people earn a postsecondary or college degree.
     In-kind contributions by DeVry will include cost-sharing agreements with public school systems to establish new dual-enrollment, high-school-to-college programs, providing its Advanced Academics online high school curriculum to high school students who need to make up credits required for graduation, and college and career workshops to motivate young people to pursue higher education degrees. A key focus of the partnership will be expanding the DeVry Advantage Academy dual-enrollment model across the country.
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
          Ross University employs regional admissions representatives in 12 cities throughout the U.S. and in Ontario, Canada, who seek out and pursue student interest in our two programs. Senior Associate Directors of Admission and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts. The successful applicant must have all prerequisite sciences (with labs), mathematics, and English courses as dictated by the admissions committee of both the medical and veterinary schools. All candidates for admission must interview with an associate director and all admission decisions are made by the admissions committees of the medical and veterinary schools.
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
     Carrington
     Carrington utilizes varied marketing approaches to generate interest from potential students. Admissions advisors visit high schools in Arizona, California, New Mexico, Nevada, Oregon, Washington and Idaho. Carrington also conducts local advertising campaigns using broadcast media, print media, targeted direct mail and the internet. In addition, Carrington holds open house events for local prospective students, cultivates alumni referrals, and participates in information seminars and career fairs.
American University of the Caribbean
     AUC focuses its marketing efforts on attracting highly qualified, primarily U.S. applicants, with the motivation and ability to complete their medical programs and pass the applicable licensure examinations. Approximately one-third of AUC’s applicants come from referrals, with the remainder primarily from general advertising, including print and Internet media, AUC’s website and visits by admissions advisors to U.S. undergraduate institutions. AUC employs admissions advisors who are located at AUC’s administrative offices in Coral Gables, Florida and remotely throughout the United States.

  International, K-12 and Professional Education
     Becker Professional Education
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
     Becker Professional Education has relationships with more than 2,000 public accounting firms, corporations, government agencies and universities. Becker delivers its CPA review courses on about 100 college campuses, recruiting students attending those institutions. Becker also is the preferred provider of CPA review for most of the country’s largest public accounting firms, partnering with 98 of the top 100 public accounting firms, including each of the Big 4 Firms.
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

     Medical and Healthcare
     Ross University
     The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine degree. The medical school is recognized and accredited as a University and School of Medicine by the Dominica Medical Board (“DMB”). The National Committee on Foreign Medical Education of the U.S. Department of Education has affirmed that the DMB has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. Ross University has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions. In addition, Ross University is approved by the four U.S. states — California, Florida, New Jersey and New York — that have processes in place to evaluate and accredit an international medical school’s programs, allowing Ross students to participate in clinical residency training programs in those states.
     The Ross University School of Veterinary Medicine has been recognized and accredited as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. In March 2011, the Veterinary School received an additional accreditation by the American Veterinary Medical Association (“AVMA”). This prestigious accreditation reflects the investments that DeVry has made in academic quality and student services. The Veterinary School has affiliations with 22 AVMA-accredited U.S. colleges of veterinary medicine so that Ross students can complete their final three semesters of study in the United States.
     Chamberlain College of Nursing
     Chamberlain College of Nursing is HLC accredited. The ASN, BSN and MSN programs are approved by the respective State Boards of Nursing of Arizona, Illinois, Missouri, Ohio, Florida, Virginia and Texas. The ADN program on the Columbus campus and the BSN program on the St. Louis and Columbus campuses are accredited by the National League for Nursing Accrediting Commission (NLNAC). The BSN program on the St. Louis, Columbus, Addison, Phoenix and Jacksonville campuses is also accredited by the Commission on Collegiate Nursing Education (CCNE). NLNAC and CCNE accreditation are sought by campuses and programs after a required wait period.
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

Carrington College	Carrington College California
Accrediting Bureau of Health Education Schools for Medical Assisting	Commission on Accreditation of Allied Health
Committee on Accreditation for Respiratory Care	Education Programs
Commission on Dental Accreditation	American Veterinary Medical Association
Joint Review Committee on Education in	American Society of Health-System Pharmacists
Radiologic Technology	Commission on Dental Accreditation
National League for Nursing Accrediting Commission
American University of the Caribbean
     The Minister of Health for the Government of St. Maarten authorizes AUC to confer the Doctor of Medicine degree. AUC is recognized and accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The National Committee on Foreign Medical Education of the U.S. Department of Education has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. In addition, AUC is approved by three of the four states — California, Florida, New Jersey and New York — that have processes in place to evaluate and accredit an international medical school’s programs, allowing AUC students to participate in clinical residency training programs in those states. AUC has not sought approval from New Jersey to place its students in clinical rotation positions in the state.

     International, K-12 and Professional Education
     DeVry Brasil
     DeVry Brasil’s institutions are accredited by the Brazilian Ministry of Education.
     Advanced Academics
     Advanced Academics is accredited by the North Central Association Commission on Accreditation and School Improvement, the Northwest Association of Accredited Schools, and the Southern Association of Colleges and Schools. Advanced Academics has also been designated an approved provider by the Washington Digital Learning Department and the Florida Department of Education.
APPROVAL AND LICENSING
     DeVry needs authorizations from many state or Canadian provincial licensing agencies or ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College California location is approved to grant associate, bachelor’s and/or master’s degrees by the respective state in which it is located. Ross University School of Medicine and American University of Caribbean clinical sites are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are posted with the U.S. Department of Education.
     Many states and Canadian provinces require private- sector postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $16.1 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Education. DeVry has posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.
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
TUITION AND FEES
     DeVry University
     Effective with the summer 2011 term, DeVry University’s U.S. undergraduate tuition is $597 per credit hour for students enrolling in 1 to 11 credit hours. Tuition is $360 per credit hour for each credit hour in excess of 11 credit hours. These tuition rates represent an increase of approximately 2.9% as compared to the summer 2010 term. These amounts do not include the cost of books, supplies, transportation and living expenses.
     Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition of $37,155. A full-time student enrolled in the eight-term undergraduate business administration program will pay total tuition of $65,496.
     Among four-year institutions, DeVry University’s undergraduate tuition during the 2010-2011 academic year was lower than the average tuition of independent schools and to the average out-of-state (un-subsidized) tuition of public schools, but it was higher than the average in-state (taxpayer subsidized) tuition of publicly-supported institutions, according to data published in the Annual Survey of Colleges by the College Board. At four-year private schools, the average annual undergraduate tuition and fees for the 2010-2011 academic year was $27,293 at independent schools (a 4.5% increase from the prior year) and $13,935 at private sector schools (a 5.1% increase). The average annual undergraduate tuition and fees at four-year public schools was $7,605 for in-state (a 7.9% increase) and $19,595 for out-of-state tuition (a 6.0% increase).
     Effective with the July 2011 session, Keller Graduate School of Management program tuition per course is $2,255. This represents an expected weighted average increase of 2.8% compared to the year-ago session.
     If a student leaves school before completing an enrollment period, federal, state, and Canadian provincial regulations permit schools to retain a set percentage of the total tuition received. This amount varies, but generally equals or exceeds the percentage of the term the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

     Some DeVry University programs, including the computer information systems and electronics and computer technology programs require students to own a laptop computer and have it available for class. Laptops can be purchased at some locations. Students also must purchase their own textbooks, electronic course materials and supplies.
Medical and Healthcare
     Ross University
     Effective September 2011, tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools will be $16,575 and $15,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $18,200 per semester for the medical school, and $19,850 per semester for the veterinary school. These tuition rates represent an increase from September 2010 rates of 6.3% for the medical school and 5.3% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.
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
     Chamberlain College of Nursing
     Effective July 2011, tuition is $650 per credit hour for students enrolled in the BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,800 per semester. This represents an increase from July 2010 rates of approximately 4.8%. These amounts do not include the cost of books, supplies, transportation and living expenses.
     Effective July 2011, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. This tuition rate represents an increase from July 2010 tuition rate of approximately 2.6%. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year.
     DeVry believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but equal to or higher than tuition in publicly-supported (taxpayer subsidized) schools. Tuition rates at most nursing schools have increased every year, and management believes they will continue to increase.
     Carrington
     On a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs.
     Tuition for programs offered by Carrington College and Carrington College California is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered. Carrington’s pricing strategy is to leverage its high-quality programs by pricing them at the high end of the range of comparable private-sector institutions.
American University of the Caribbean
     Effective September 2011, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program will be $16,900 and $18,900, respectively, per semester.
     Professional Education
     The price of Becker Professional Education’s complete classroom CPA review course, including an administrative fee, is $3,245. The complete CPA review course on DVD and the complete online review course are offered at the same price. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $1,050 per section. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.

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
     The following table summarizes DeVry’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2010 and 2009, respectively. Final data for fiscal year 2011 are not yet available.

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
     United States federal financial aid programs
     Students in the United States rely on three types of U.S. Department of Education student financial aid programs under Title IV of the Higher Education Act.
     1. Grants. DeVry University and Chamberlain College of Nursing undergraduate, Carrington College and Carrington College California students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.
•	Federal Pell grants. These funds do not have to be repaid and are, available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2011-2012 school year, eligible students can receive Federal Pell grants ranging from $555 to $5,550.

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”). This is a supplement to the Federal Pell grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement that amount with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.
     2. Loans. DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California students may participate in the Stafford and PLUS programs within the William D. Ford Federal Direct Student Loan Program. DeVry University undergraduate students may also participate in the Federal Perkins Student Loan Program.
•	Subsidized Stafford loan: awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year and increasing to $8,500 per academic year for graduate students.

•	Unsubsidized Stafford loan: awarded to students who do not meet the needs test or as an additional supplement to the subsidized Stafford loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $12,000 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of unsubsidized loans up to the limit of the subsidized Stafford loan at their respective academic grade level. The total Stafford Loan limit for graduate students is $20,500 per academic year, with a $138,500 Stafford Loan aggregate borrowing limit that includes Stafford Loan amounts borrowed as an undergraduate. Of the $20,500 in academic year borrowings, no more than $8,500 may be in subsidized loans.

•	PLUS and Grad PLUS loans: enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations which begin immediately after the loan is fully disbursed may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

•	Federal Perkins loan: is a low-interest loan available only to those students who demonstrate exceptional financial need. The maximum Federal Perkins Loan amount is established by the institution, but cannot exceed $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution.
     3. Federal Work-study. This program offers work opportunities, both on or off campus, on a part-time basis to undergraduate students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

     A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues from federal financial assistance programs for two successive years may lose its eligibility to participate in the Title IV programs. The following table details the percentage of revenue from Title IV student financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2010 and 2009, respectively. Final data for fiscal year 2011 are not yet available.

	Fiscal Year
	2010	2009
DeVry University:
Undergraduate	77%	77%
Graduate	76%	70%
Ross University School of Medicine	81%	78%
Ross University School of Veterinary Medicine	89%	86%
Chamberlain College of Nursing	70%	69%
Carrington College	82%	85%
Carrington College California	86%	83%
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
Compliance with Legislative and Regulatory Requirements
     Extensive and complex regulations in the United States and Canada govern all the government grant, loan, and work study programs in which DeVry University, Ross University, Chamberlain College of Nursing, Carrington College and Carrington College California and their respective students participate. DeVry must comply with many rules and standards, including maximum student loan default rates, maximum debt-to-earnings ratios of its graduates, limits on the proportion of its revenue that can be derived from federal student aid programs, prohibitions on certain types of incentive payments to student recruiters and financial aid officers, standards of financial responsibility, and administrative capability requirements. Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in significant findings or adjustments against DeVry. If a proceeding were initiated and caused the Department of Education to substantially curtail DeVry’s participation in government grant or loan programs, DeVry’s enrollments, revenues and accounts receivable could all be adversely affected.
     In the fall of 2009, the U.S. Department of Education (“ED”) initiated the process of negotiated rulemaking with respect to Program Integrity Issues to consider changes to certain provisions of the regulations governing the Title IV Programs. The resulting program integrity rules promulgated in October 2010 and June 2011 address fourteen topics. The most significant to DeVry’s U.S. degree granting institutions are the following:
•	Gainful Employment

•	Misrepresentation

•	Incentive Compensation
     The ED published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011. On June 13, 2011, the ED published final regulations on metrics for gainful employment programs effective July 1, 2012. While DeVry expects to be in compliance with these new reporting and disclosure requirements, non-compliance with these requirements, individually or in combination, may negatively impact the Title IV eligibility of DeVry’s academic programs and its student enrollments.
     Gainful Employment. To be eligible for Title IV funding, academic programs offered by private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. Effective July 1, 2011, all private sector higher education institutions must provide prospective students with the types of employment associated with the program, total cost of the program, on-time completion rate, job placement rate, if applicable, and the median loan debt of program completers. Beginning

October 1, 2011, institutions must annually submit information to the ED about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify the ED at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, any performed wage analysis, any external program review and approval, and a demonstration of accreditation.
     An academic program is considered to lead to gainful employment if it meets at least one of the following three metrics:
•	at least 35% of former students are repaying their loans;

•	the estimated annual loan payment of a typical graduate does not exceed 30% of his or her discretionary income; or

•	the estimated annual loan payment of a typical graduate does not exceed 12% of his or her total earnings.
     An academic program that passes any one standard is considered to be preparing students for gainful employment. If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical for DeVry to continue offering that program. These gainful employment standards are effective beginning July 1, 2012.
     Based upon its initial internal analysis, DeVry has yet to identify any programs that fail to meet the new Gainful Employment metrics. Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of DeVry’s educational programs for Title IV funding will be affected by factors beyond management’s control, such as changes in the actual or deemed income level of DeVry’s graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level used in calculating discretionary income, changes in the percentage of DeVry’s former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact student enrollments in that program and may adversely impact the reputation of DeVry’s educational institutions.
     Misrepresentation. The new rules significantly broaden an educational institution’s liability for “substantial misrepresentation” that would, among other things, subject DeVry to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.
     Incentive Compensation. An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. The new rules eliminate the 12 safe harbors. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit DeVry’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees.
     A separate financial responsibility test for continued participation by an institution’s students in federal financial assistance programs, which pre-dates the program integrity regulations, is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet the Department of Education’s financial standards.
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
     Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges in the areas in which its campuses are located. However, its overall completion rate actually is higher than reported in these statistics. Many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has added student support services. For the 2004 freshman students (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 29.1% as compared to the 2003 rate of 29.9%.
     Specialized staff at DeVry’s home office review, interpret, and establish procedures for compliance with regulations governing financial assistance programs and processing financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation can be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding.
     In the United States, DeVry University, Chamberlain College of Nursing, Ross University School of Medicine, Ross University School of Veterinary Medicine, Carrington College and Carrington College California have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2010. DeVry’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2011. Based upon the most recently filed financial aid audit reports, DeVry was not required to post any letters of credit relating to its participation in federal financial aid assistance programs.
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
STUDENT LOAN DEFAULTS
     The U.S. Department of Education has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. Depending on the type of loan, a loan is considered in default after the borrower becomes at least 270 or 360 days past due. For a variety of reasons, higher default rates are often found in proprietary institutions and community colleges — all of which tend to have a higher percentage of low income students enrolled than do four-year publicly supported and independent colleges and universities.
     Educational institutions are penalized to varying degrees under the William D. Ford Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 25% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 25% for three consecutive years also are ineligible for Pell grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs. DeVry carefully monitors students’ loan default rate and has never had a cohort default rate of 25% or more for three consecutive years, or of 40% or more in any one year, at any if its institutions.
     Beginning with the cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining that rate at which borrowers who become subject to their repayment obligation in the relevant fiscal year, default by the end of the third federal fiscal year. The previous method of calculating cohort default rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available which will likely be in September 2012. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates.
     According to the U.S. Department of Education, the cohort default rate for all colleges and universities eligible for federal financial aid increased from 6.7% in fiscal year 2007 to 7.0% for fiscal year 2008 (the latest period for which data are available).
     Default rates for DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California students follow. The latest period for which final data are available is 2008.

	Cohort Default Rate
	2008	2007	2006	2005
DeVry University: Undergraduate Programs	10.2%	9.0%	7.3%	6.6%
DeVry University: Federal Perkins Loan Program	8.8%	6.6%	6.8%	6.9%
DeVry University: Graduate Programs	2.6%	2.7%	1.4%	1.7%
Ross University School of Medicine	0.2%	0.2%	0.1%	0.0%
Ross University School of Veterinary Medicine	0.0%	0.0%	0.1%	0.1%
Chamberlain College of Nursing	1.7%	2.9%	1.8%	0.5%
Carrington College	7.0%	7.2%	7.5%	4.8%
Carrington College California	13.6%	10.2%	9.6%	10.3%
     The respective cohort default rates for DeVry University — Undergraduate Programs and Carrington College California were in excess of 10.0% for the most recent year (2008). In accordance with U.S. Department of Education regulations, disbursement of Title IV Stafford loans for new students is delayed for a thirty day period for any institution with a cohort default rate in excess of 10.0%. Management believes that the delay in the related cash receipts for these two DeVry institutions will not materially affect its operations or cash flow.
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
     One measure of success is the employment outcomes of DeVry University graduates. Eighty-nine percent of DeVry University’s June 2009, October 2009 and February 2010 graduates in the active job market were employed in fields of their study within six months of graduation at an average salary of $43,035. These statistics include graduates of associate and bachelor’s degree programs and those who were already employed.
     DeVry University believes that no single employer has hired more than 5% of our graduates in recent years. Major employers of DeVry undergraduates include Accenture, Boeing, Ericcson, GE Healthcare, IBM, Intel, J.P. Morgan Chase, Lockheed Martin, L-3 Communications, Northrop Grumman, State Farm, Verizon Wireless, and UPS.
     Management considers its career services commitment an important element of its service to students. Over the past several years, DeVry University developed and implemented a national job database, which allows students to log into one site to view, apply for, and learn more about job leads appropriate to their experience and education level. For the upcoming year, this database will be further expanded for employer use. In addition, management developed a preferred employer program. This program provides an avenue for businesses to easily partner with DeVry in areas such as career services, curriculum development, and continued employee education.
     Chamberlain College of Nursing
     Chamberlain College of Nursing initiated a career services program in fiscal year 2009 at its Columbus campus, which now extends to four campuses. The career services professionals work with students to craft resumes, prepare for job interviews, and target employment opportunities. The staff also maintains contact with local and national employers to proactively identify job opportunities and arrange interviews. In addition, the career services personnel gather data regarding employment and compensation as well as alumni perception of educational preparation for the workplace.
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
EMPLOYEES
     As of June 30, 2011, DeVry had the following number of employees:

	Faculty and Staff		Part-time
	Full-	Part-	Student
	time	time	Employees	Total
DeVry University	6,292	82	783	7,157
Ross University	961	22	144	1,127
Chamberlain College of Nursing	417	7	125	549
Carrington	1,078	243	63	1,384
Becker Professional Education	249	17	—	266
Advanced Academics	201	11	—	212
DeVry Brasil	552	727	109	1,388
Home Office Staff	512	4	—	516

Total	10,262	1,113	1,224	12,599

     DeVry also utilizes independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. DeVry believes that its relationship with its employees is satisfactory. Approximately 240 administrative and support employees of Ross University’s medical school campus in Dominica and approximately 1,350 employees at DeVry Brasil are covered by respective collective bargaining agreements with local unions.
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
    Medical and Healthcare
    Ross University
     The Ross University School of Medicine and the School of Veterinary Medicine are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by DeVry Medical International, Inc. (formerly Ross Health Sciences, Inc.), a central administrative staff, located in North Brunswick, New Jersey, and Miami, Florida.
     Each medical school faculty member has a Ph.D. or an M.D. degree or both. The full-time faculty is supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both. Ross University faculty members are not tenured.
    Chamberlain College of Nursing
     Chamberlain College of Nursing campuses are managed by campus deans who are doctorally prepared nurse administrators. The campus deans report to a vice president of campus operations and are supported by a vice president of academic affairs who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. The campuses and online program offerings are supported by a central administrative/management staff located in Lombard, Illinois.
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
    American University of the Caribbean
     The American University of the Caribbean medical school is managed by a dean with appropriate department chairs and course directors to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing, and other student-related matters. The St. Maarten campus is supported by administrative staff located in Coral Gables, Florida.
     In general, each medical school faculty member has a Ph.D., M.D. or a D.O. degree. The full-time faculty is supplemented by visiting instructors.

    International, K-12 and Professional Education
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
     Becker Professional Education
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
    Home Office Staff
     DeVry’s home office staff are located at offices in Downers Grove and Oak Brook, Illinois. The home office staff supports the employees for all of DeVry’s educational programs and locations by providing a broad range of services. Among the centrally-provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, information technology, financial aid processing, regulatory compliance, internal audit, legal, tax, payroll, and finance and accounting.
TRADEMARKS AND SERVICE MARKS
     DeVry owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “DeVry Shield Design,” “Keller Graduate School of Management,” “Advanced Academics,” “Becker Professional Education,” “Becker CPA Review,” “ATC International,” “Ross University,” “Chamberlain,” “U.S. Education Corporation,” “Carrington College,” “Carrington College California,” “EDUCARD®,” “American University of the Caribbean,” and others. All trademarks, service marks, and copyrights associated with its businesses are owned in the name of DeVry Inc. or a subsidiary of DeVry Inc. DeVry vigorously defends against infringements of its trademarks, service marks, and copyrights.
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
DeVry Governance Principles
Policy for Shareholder Communication with Directors
Policy for Communicating Allegations Related to Accounting Complaints
Director Nominating Process
DeVry Code of Conduct and Ethics
Academic Committee Charter
Audit Committee Charter
Compensation Committee Charter
Finance Committee Charter
External Relations Committee Charter
Nominating and Governance Committee Charter
Information contained on the Web site is not incorporated by reference into this report.

     Copies of the DeVry’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to Investor Relations at DeVry’s executive offices. In addition, DeVry’s filings with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Web site that contains reports, proxy and information statements, and other information regarding issuers, including DeVry, that file electronically with the SEC; the Web site address is at http://www.sec.gov.
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
     As a provider of higher education, DeVry is subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act, as amended and reauthorized, (“the Higher Education Act”) subjects DeVry’s U.S. degree granting institutions (DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College California) and all other higher education institutions, including DeVry’s Ross university School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean, that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.
     To participate in Title IV, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”), and be certified by the ED as an eligible institution. Most ED requirements are applied on an institutional basis, although some apply program-by —program.
     These regulatory requirements cover virtually all phases of DeVry’s U.S. operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs and changes in DeVry’s corporate structure and ownership.
     If DeVry is found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies could take action including:
•	Imposing monetary fines or penalties;

•	Requiring a posting of a letter of credit or bond

•	Limiting or terminating DeVry’s operations or ability to grant degrees;

•	Restricting or revoking accreditation, licensure or other approval to operate;

•	Limiting, suspending, or terminating eligibility to participate in Title IV programs or state financial aid programs; and

•	Subjecting DeVry to other civil or criminal penalties.
     Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on DeVry’s business, results of operations, financial condition and cash flows. If DeVry were to lose its Title IV eligibility, DeVry would experience a dramatic and adverse decline in revenue and would be unable to continue business as it is currently conducted.

     In the fall of 2009, the ED initiated the process of negotiated rulemaking with respect to Program Integrity Issues to consider changes to certain provisions of the regulations governing the Title IV Programs. The resulting program integrity rules promulgated in October 2010 and June 2011 address fourteen topics. The most significant to DeVry’s U.S. degree granting institutions are the following:
•	Gainful Employment

•	Misrepresentation

•	Incentive Compensation
     The ED published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011. On June 13, 2011, the ED published final regulations on metrics for gainful employment programs effective July 1, 2012. While DeVry expects to be in compliance with these new reporting and disclosure requirements, non-compliance with these changes, individually or in combination, may negatively impact DeVry’s student enrollment, persistence and retention in ways that management cannot now fully predict and could adversely affect DeVry’s business, financial condition, results of operations and cash flows.
     Gainful Employment. To be eligible for Title IV funding, academic programs offered by private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. Effective July 1, 2011, all private sector higher education institutions must provide prospective students with the types of employment associated with the program, total cost of the program, on-time completion rate, job placement rate, if applicable, and the median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to the ED about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional finance plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify the ED at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, any performed wage analysis, any external program review and approval, and a demonstration of accreditation.
An academic program is considered to lead to gainful employment if it meets at least one of the following three metrics:
•	at least 35% of former students are repaying their loans;

•	the estimated annual loan payment of a typical graduate does not exceed 30 percent of his or her discretionary income;

•	or the estimated annual loan payment of a typical graduate does not exceed 12% of his or her total earnings.
An academic program that passes any one standard is considered to be preparing students for gainful employment. If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical for DeVry to continue offering that program. The gainful employment standards are effective beginning July 1, 2012.
Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of DeVry’s educational programs for Title IV funding is at risk due to factors beyond management’s control, such as changes in the actual or deemed income level of DeVry’s graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of DeVry’s former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact student enrollments in that program and may adversely impact the reputation of DeVry’s educational institutions.
     Misrepresentation. The new rules significantly broaden an educational institution’s liability for “substantial misrepresentation” that would, among other things, subject DeVry to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs. This could increase DeVry’s cost of doing business, perhaps materially, which could have a material adverse affect on DeVry’s financial condition, results of operations, cash flows and stock price.
     Incentive Compensation. An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement do not establish clear criteria for compliance in all circumstances, but there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. The new rules eliminate the 12 safe harbors. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit our ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. The changes could also impair our ability to sustain and grow our business, which could have a material adverse effect on our results of operations and future growth.
     Other Regulatory Risks. In addition to the risks associated with the Title IV Program Integrity Rules discussed above, the following are some of the more significant regulatory requirements and risks related to governmental and accrediting body oversight of DeVry’s business:
•	DeVry’s degree granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by the ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. Beginning with the cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining that rate at which borrowers who become subject to their repayment obligation in the relevant fiscal year, default by the end of the third federal fiscal year. The prior method of calculating cohort default rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. If any of DeVry’s U.S. degree granting institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on DeVry’s business;

•	DeVry’s degree granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90%;

•	DeVry may be required to accept limitations to continue its degree granting institutions’ participation in Title IV programs if DeVry fails to satisfy the ED administrative capability standards;

•	DeVry is subject to sanctions if payments of impermissible commissions, bonuses or other incentive payments are made to the individuals involved in certain recruiting, admissions, or financial aid activities; and

•	DeVry may be required to post a letter of credit or accept other limitations to continue its U.S. degree granting institution’s participation in Title IV programs if DeVry does not meet the ED’s financial responsibility standards or if DeVry’s institutions do not correctly calculate and timely return Title IV program funds for students who withdraw before completing their program of study.
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

     Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce DeVry’s student enrollments and/or increase its costs of operation. Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the Higher Education Act to be reauthorized on a periodic basis, which most recently occurred in August 2008. The 2008 reauthorization of the Higher Education Act made significant changes to the requirements governing the Title IV Programs, including changes that, among other things:
•	Regulated non-federal, private education loans;

•	Regulated the relationship between institutions and lenders that make education loans;

•	Revised the calculation of the student default rate attributed to an institution and the threshold rate at which sanctions will be imposed against an institution (as discussed above);

•	Adjusted the types of revenue that an institution is deemed to have derived from Title IV Programs and the sanctions imposed on an institution that derives too much revenue from Title IV Programs;

•	Increased the types and amount of information that an institution must disclose to current and prospective students and the public; and

•	Increased the types of policies and practices that an institution must adopt and follow.
     The U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the Higher Education Act reauthorizations. At this time, DeVry cannot predict all of the changes that the U.S. Congress will ultimately make. Since a significant percentage of DeVry’s revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of DeVry’s degree granting institutions or students to participate in Title IV Programs could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows.
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
     The U.S. Treasury Department announced that it may seek legislative changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. DeVry’s effective income tax rate reflects benefits derived from operations outside the United States. Earnings of DeVry’s international operations are not subject to foreign or U.S. federal income taxes as described in Note 9, Income Taxes, to the Consolidated Financial Statements. If such federal tax laws were changed and some of DeVry’s international earnings were subject to federal income tax, or if certain of DeVry’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted.
DeVry may experience movements in foreign currency exchange rates which could adversely affect our operating results.
     As DeVry expands internationally, DeVry will conduct more transactions in currencies other than the U.S. Dollar. Additionally, the volume of transactions in the various foreign currencies will continue to increase, thus increasing DeVry’s exposure to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties
     At June 30, 2011, intangible assets from business combinations totaled $195.5 million, and goodwill totaled $523.6 million. Together, these assets equaled approximately 39% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $195.5 million of intangible assets and up to $523.6 million of goodwill.
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
     As of June 30, 2011, there were 99 DeVry University locations, including both campuses and centers, in operation. These locations comprised approximately 3,018,000 in total square feet, of which, approximately 2,192,000 square feet were under lease and approximately 826,000 square feet were owned. No campus that is owned by DeVry is subject to a mortgage or other indebtedness. DeVry plans to open three to five new DeVry University locations in fiscal 2012.
MEDICAL AND HEALTHCARE
Ross University
     The medical school’s Foundations of Medicine facilities of approximately 215,000 total square feet are located on an approximately 33 acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease and 11 acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria and recreational space. Classrooms and laboratories are furnished with state of the art audio-visual equipment.
     During fiscal year 2009, Ross University opened a 31,700 square foot leased location in Freeport, Grand Bahama. Currently, Ross is offering only its Medical Education Review program at the Freeport location.
     The veterinary school’s pre-clinical instructional facilities of approximately 188,000 total square feet are located on a 50 acre site in St. Kitts. Ross University owns 26 acres and leases 24 acres of pasture land from the government. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns. The construction of a new large animal teaching facility is nearing completion, and will add approximately 18,000 square feet of additional classroom space to the campus.

     DeVry Medical International, Inc., Ross University’s administrative services provider is co-located with a DeVry University facility in North Brunswick, New Jersey. In addition, Ross has a clinical and administrative center in Miramar, Florida, which is co-located with Chamberlain College of Nursing and DeVry University campuses.
   Chamberlain College of Nursing
     To support its growing operations, in August 2011, Chamberlain relocated its home office to a 37,000 square foot leased facility in Lombard, Illinois, a Chicago suburb. Chamberlain currently operates nine campuses which are all co-located with DeVry University campuses. In March 2011, Chamberlain began offering its nursing programs at its new campus, a leased facility, located in Houston, Texas. In July 2011, Chamberlain began offering its programs at its new campus, a leased facility, in Miramar, Florida. In addition, Chamberlain expects to open one to two new campuses in fiscal year 2012.
    Carrington
     As of June 30, 2011, there were ten Carrington College campuses and nine Carrington College California campuses in operation. These locations comprised approximately 734,000 in total square feet, all of which were under lease. In addition, the parent organization of the Carrington Colleges leases office space in Mission Viejo, CA; Phoenix, AZ; and Sacramento, CA, for its administrative offices. The Carrington Colleges expect to open one new campus in fiscal year 2012.
     American University of the Caribbean
     American University of the Caribbean’s seven acre campus is located in the country of St. Maarten. The campus is owned and includes approximately 133,000 square feet of academic and student residence facilities.
INTERNATIONAL, K-12 AND PROFESSIONAL EDUCATION
   DeVry Brasil
     DeVry Brasil currently operates five campuses in the cities of Fortaleza and Salvador, Brazil. DeVry Brasil’s administrative functions are co-located with a campus in Fortaleza, which is an owned facility.
   Advanced Academics
     Advanced Academics is headquartered in approximately 34,000 square feet of leased office space in Oklahoma City, Oklahoma. In addition, Advanced Academics leases 4 smaller offices of approximately 2,000 to 3,000 square feet each in Minneapolis, MN; Reno, NV; Yakima, WA and Tracy, CA, for its teaching faculty and student service staff.
   Becker Professional Education
     Becker Professional Education is headquartered within DeVry’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 8,300 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases space in Melville, New York and Hong Kong for sales and administrative staff.
     CPA review classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.
HOME OFFICE
     DeVry’s home office staff are located in two leased facilities in nearby Chicago suburbs, Oak Brook and Downers Grove, Illinois. DeVry leases approximately 238,000 square feet of total office space for these two locations.
     In addition, DeVry owns two buildings comprising a total of 218,000 square feet in the Chicago suburbs of Naperville and Wood Dale, Illinois. These facilities house DeVry’s online operations and student finance administrative staff.
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
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claim DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. DeVry and its executives believe the allegations contained in the Amended Complaint are without merit and they are defending them vigorously. On May 6, 2011, DeVry filed a Motion to Dismiss the Amended Complaint, which is pending before the Court.
     Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Consolidated Cases”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). Both the Consolidated cases and the Dotro case have been stayed by agreement of the parties pending resolution of DeVry’s forthcoming Motion to Dismiss the Shareholder Case (“Motion to Dismiss”).
     The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon T. Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.
     Although DeVry believes that the Shareholder Case and the Derivative Actions are without merit, the ultimate outcome of pending litigation is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
ITEM 4 — (REMOVED AND RESERVED)
SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT
     The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience
Daniel M. Hamburger President and Chief Executive Officer, DeVry Inc.	47	Mr. Hamburger joined DeVry in November 2002 as Executive Vice President with responsibility for DeVry’s online programs and Becker Professional Review division. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry. Mr. Hamburger was appointed Chief Executive Officer in November 2006.

Name, Age and Office		Business Experience
David J. Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	54	Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes, a private-sector educational management company, from July 2001 to October 2005.

William Hughson President, Medical and Healthcare Group	47	Mr. Hughson joined DeVry in September 2009 as President of the Medical and Healthcare group. Prior to joining DeVry, Mr. Hughson was promoted to Vice President of DaVita Inc. after holding several leadership positions from 2000 to 2009. DaVita Inc. is a leading provider of dialysis services in the United States.

Steven Riehs President, International, K-12 and Professional Education	51	Mr. Riehs joined DeVry in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. In October 2010, Mr. Riehs was promoted to President, International, K-12 and Professional Education, a new organizational structure within DeVry that includes DeVry Brasil, Advanced Academics and Becker Professional Education.

Thomas C. Shepherd Executive Vice President, DeVry Inc. and President, DeVry Medical International	61	Dr. Shepherd joined DeVry in October 2004 as President of Ross University. In May 2011, Dr. Shepherd announced that he intends to retire. Dr. Shepherd will continue in his role as long as necessary to ensure a smooth transition of duties while DeVry conducts a search for his successor.

John P. Roselli President, Becker Professional Education	47	Mr. Roselli joined DeVry in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli was promoted to President of Becker Professional Education.

Susan Groenwald President, Chamberlain College of Nursing	62	Ms. Groenwald joined DeVry in January 2006 as President of Chamberlain College of Nursing. Prior to joining DeVry, Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services for large self-insured employers.

Christopher J. Caywood President, Online Services	50	Mr. Caywood joined DeVry in January 2011 as President of DeVry’s Online Services. Prior to joining DeVry, Mr. Caywood served with Kaplan University Group from 2006 through 2010 where his last position was President of Kaplan Legal Education. Mr. Caywood’s tenure at Kaplan included senior roles in overseeing online, law, legal studies, public policy, criminal justice, nursing, teacher education and higher education.

Robert Paul President, Carrington Colleges Group, Inc.	43	Mr. Paul joined DeVry in July 2007 as Vice President of Metro Operations at DeVry University. On July 1, 2011, Mr. Paul was promoted to President, Carrington Colleges Group, Inc. Prior to joining DeVry, Mr. Paul served in a variety of leadership roles at the University of Phoenix from 1993 through 2007.

Name, Age and Office		Business Experience
Richard M. Gunst Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	55	Mr. Gunst joined DeVry in July 2006 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry, Mr. Gunst served as Senior Vice President and Chief Financial Officer of Sagus International, a manufacturer of school furniture, from 2005 to 2006. In June 2011, Mr. Gunst announced that he intends to retire. Mr. Gunst will continue in his role as long as necessary to ensure a smooth transition of duties while DeVry conducts a search for his successor.

Sharon Thomas Parrott Senior Vice President, External Relations and Chief Compliance Officer, DeVry Inc.	61	Ms. Thomas Parrott joined DeVry in 1982 after several years as an officer in the U.S. Department of Education’s Office of Student Financial Assistance. She served DeVry in several student finance positions and later assumed responsibility for corporate communications and government and public relations. In her current position, she is responsible for implementing and maintaining DeVry’s government compliance program and for managing relations with key external audiences, including government officials, education policymakers and legislators. In addition she manages DeVry’s public affairs and civic engagement efforts.

Gregory S. Davis Senior Vice President, General Counsel and Secretary, DeVry Inc.	49	Mr. Davis joined DeVry in July 2007 as Vice President, General Counsel and Secretary. Prior to joining DeVry, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc., from 2003 to 2007, which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.

Donna N. Jennings Senior Vice President, Human Resources, DeVry Inc.	49	Ms. Jennings joined DeVry in October 2006 as Vice President of Human Resources. Prior to joining DeVry, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric P. Dirst Senior Vice President, Chief Information Officer, DeVry Inc.	44	Mr. Dirst joined DeVry in May 2008 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2000 to 2008.

Patrick J. Unzicker Vice President & Controller, DeVry Inc.	40	Mr. Unzicker joined DeVry in March 2006 as its Controller. Prior to joining DeVry, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

Adriano Allegrini Vice President, Strategy and Business Development, DeVry Inc.	41	Mr. Allegrini joined DeVry in October 2010 as its Vice President, Strategy and Business Development. Prior to joining DeVry, Mr. Allegrini was Director of Consulting at Roll International Corporation, a consumer products company, from 2008 to 2010. From 2005 to 2007, Mr. Allegrini was Vice President of global consumer pharmaceuticals at Bausch & Lomb.
PART II
ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Market Information
     DeVry’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

     The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Dividends	Fiscal 2011		Dividends	Fiscal 2010
	Paid	High	Low	Paid	High	Low
First Quarter	$0.10	$59.53	$36.34	$0.08	$56.90	$44.07
Second Quarter	—	51.20	40.58	—	59.87	51.45
Third Quarter	0.12	56.25	40.25	0.10	68.42	54.52
Fourth Quarter	—	62.31	47.77	—	74.36	52.22
Approximate Number of Security Holders
     There were 457 holders of record of DeVry’s common stock as of August 1, 2011. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.
Dividends
     DeVry is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law and is subject to some restrictions by covenants in the subsidiaries’ debt agreements, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2011 to fund its current operations, reinvest in capital equipment as appropriate, reduce outstanding debt and remain in full compliance with the covenants in its debt agreements. In May 2011, the Board of Directors declared a dividend of $0.12 per share of common stock, paid in July 2011. DeVry’s Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.24 per share. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the board of directors deems relevant. See Note 6 to the Consolidated Financial Statements for historical dividend declaration information.
     Issuer Purchases of Equity Securities

				Approximate Dollar
			Total Number of	Value of Share that
			Shares Purchased as	May yet be
			part of Publically	Purchased Under the
	Total Number of	Average Price Paid	Announced Plans or	Plans or Programs
Period	Shares Purchased	per Share	Programs (1)	(1)
April 2011	180,000	$52.48	180,000	$10,440,211
May 2011	168,000	$53.01	168,000	$1,534,059
June 2011	170,317	$57.78	170,317	$91,693,262

Total	518,317	$54.39	518,317	$91,693,262

(1)	On November 11, 2010, the Board of Directors authorized a share repurchase program to buy back up to $50 million of DeVry common stock through December 31, 2012. This program was completed in June 2011. On May 20, 2011, DeVry’s Board of Directors authorized a sixth share repurchase program, which will allow DeVry to buy back up to $100 million of its common stock through June 30, 2013. The total remaining authorization under the repurchase program was $91,693,262 as of June 30, 2011.

     Other Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Share that
	Total Number of		part of Publically	May yet be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased Under the
Period	(2)	per Share	Programs	Plans or Programs
April 2011	224	$53.18	NA	NA
May 2011	68	$52.85	NA	NA
June 2011	—	$—	NA	NA

Total	292	$53.10	NA	NA

(2)	Represents shares delivered back to the issuer under a swap agreement resulting from employees’ exercise of incentive stock options and for payment of withholding taxes from employees for vesting restricted shares both pursuant to the terms of DeVry’s stock incentive plans.

Performance Graph
     The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry’s Common Stock during the period from June 30, 2006, through June 30, 2011, with the cumulative return on the NYSE Stock Market Index (U.S. Companies), and an industry group index.
COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2006
AMONG DEVRY INC., NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2006	2007	2008	2009	2010	2011
DeVry Inc.	100.0	155.4	245.4	229.7	241.9	273.8
NYSE Market Index — U.S. Companies	100.0	119.8	105.1	74.1	83.2	94.5
Industry Group Index (1)	100.0	124.6	97.1	136.2	104.3	89.3
     Data for this graph were provided by Zacks Investment Research.
     Assumes $100 was invested on June 30, 2006 in DeVry Inc. Common Stock, the NYSE Stock Market Index (U.S. Companies), and the Industry Group (1), and that all dividends were reinvested.
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

ITEM 6 — SELECTED FINANCIAL DATA
     Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 108 of this report.
ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.
OVERVIEW
     For fiscal year 2011, DeVry’s financial performance was driven by continued solid execution of its growth and diversification strategy and focus on academic quality. Operational and financial highlights for the year include:
•	Total revenues rose 14.0%, and net income increased 18.0% over the year-ago period, while at the same time DeVry continued to make investments in the quality of its academic programs and student services.

•	Ross University School of Veterinary Medicine received an additional accreditation by the American Veterinary Medical Association during the third quarter. This prestigious accreditation is the gold standard in veterinary medicine and reflects the investments that DeVry has made in academic quality and student services.

•	Chamberlain College of Nursing began offering nursing programs at its new campuses in Arlington, Virginia and Chicago in July 2010, and Houston, Texas in March 2011. In addition, in July 2011, Chamberlain began teaching courses in Miramar, Florida. All Chamberlain locations are co-located with DeVry University campuses.

•	The American Institute of Certified Public Accountants released its 2009 Elijah Watt Sells award winners, which honors the candidates with the highest scores on the CPA exam. Of the candidates with the 15 highest scores, 14 prepared for the exam using Becker’s industry-leading CPA review materials.

•	On April 30, 2011, Becker Professional Education completed the acquisition of ATC International, a leading provider of professional accounting and finance training from centers in Central and Eastern Europe, as well as Central Asia. ATC International provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting.

•	DeVry completed its third, fourth and fifth share repurchase programs during fiscal year 2011. In June 2011, DeVry began repurchasing shares of its common stock under its sixth share repurchase program, which was approved by its Board of Directors in May 2011. During fiscal year 2011, DeVry repurchased approximately 2,766,000 shares of its common stock at an average cost of $48.06 per share.

•	DeVry’s financial position remained strong generating $408.0 million of operating cash flow during fiscal year 2011, driven primarily by strong operating results and working capital improvements. As of June 30, 2011, cash and marketable securities balances totaled $449.7 million with no debt outstanding.
USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE
     DeVry executed certain real estate transactions in fiscal year 2009, which resulted in significant lease termination charges and/or losses on the sales of facilities. Also, DeVry recorded a litigation settlement reserve in fiscal year 2009. The following table illustrates the effects of the real estate transactions and litigation settlement reserve on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share, excluding these items, provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the real estate transactions and litigation settlement reserve. DeVry uses these supplemental financial measures internally in its budgeting process. However, the non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these items to the relevant GAAP information (in thousands, except per share data):

	Fiscal Year
	2011	2010	2009
Net Income	$330,403	$279,909	$165,613
Earnings per Share (diluted)	$4.68	$3.87	$2.28
Loss on Real Estate Transactions (net of tax)	$—	$—	$2,543
Effect on Earnings per Share (diluted)	$—	$—	$0.03
Litigation Settlement Reserve (net of tax)	$—	$—	$3,131
Effect on Earnings per Share (diluted)	$—	$—	$0.05
Net Income Excluding the Loss on Real Estate Transactions and Litigation Settlement Reserve (net of tax)	$330,403	$279,909	$171,287
Earnings per Share Excluding the Loss on Real Estate
Transactions and Litigation Settlement Reserve (diluted)	$4.68	$3.87	$2.36
RESULTS OF OPERATIONS
     The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior two fiscal years. Percentages may not add because of rounding.

	Fiscal Year
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of Educational Services	42.4%	43.1%	45.8%
Loss on Real Estate Transactions	0.0%	0.0%	0.3%
Litigation Settlement Reserve	0.0%	0.0%	0.3%
Student Services and Administrative Expense	34.9%	35.4%	37.5%

Total Operating Costs and Expense	77.3%	78.5%	83.9%

Operating Income	22.6%	21.5%	16.1%
Interest Income	0.1%	0.1%	0.4%
Interest Expense	(0.1%)	(0.1%)	(0.2%)
Net Investment Gain	0.0%	0.1%	0.0%

Net Interest and Other Income (Expense)	0.0%	0.1%	0.2%

Income Before Minority Interest and Income Taxes	22.7%	21.5%	16.2%
Income Tax Provision	7.5%	6.9%	4.9%

Net Income	15.2%	14.6%	11.3%

          During the fourth quarter of fiscal year 2011, DeVry recently renamed and repositioned some of its segments to reflect the current alignment of its operations. All periods in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect the segment realignment. The three reporting segments are now as follows:
•	Business, Technology and Management (undergraduate and graduate at DeVry University, including Keller Graduate School of Management)

•	Medical and Healthcare (Chamberlain College of Nursing, Ross University, Carrington Colleges Group, Inc. and American University of the Caribbean, which was acquired by DeVry on August 3, 2011)

•	International, K-12 and Professional Education (DeVry Brasil, Advanced Academics and Becker Professional Education)
FISCAL YEAR ENDED JUNE 30, 2011 VS. FISCAL YEAR ENDED JUNE 30, 2010
REVENUES
     Total consolidated revenues for fiscal year 2011 of $2,182.4 million increased $267.2 million, or 14.0%, as compared to last year. Revenues increased within all three of DeVry’s business segments as a result of growth in student enrollments, improved student retention and tuition price increases. DeVry’s revenue growth rate decelerated from 18.7% during the first half of fiscal year 2011 to 9.7% during the second half of the fiscal year mainly as a result of declining new student enrollments at DeVry University and Carrington.

Business, Technology and Management
     During fiscal year 2011, Business, Technology and Management segment revenues increased by 15.6% to $1,460.1 million as compared to fiscal year 2010 driven primarily growth in total student enrollments, tuition price increases, and improved student retention. The Business, Technology and Management segment is composed solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.
     Total undergraduate enrollment by term:
•	Increased by 22.0% from summer 2009 (55,979 students) to summer 2010 (68,290 students);

•	Increased by 14.9% from fall 2009 (64,003 students) to fall 2010 (73,543 students);

•	Increased by 5.9% from spring 2010 (66,909 students) to spring 2011 (70,863 students);

•	Decreased by 5.8% from Summer 2010 (68,290 students) to summer 2011 (64,317 students).
     New undergraduate enrollment by term:
•	Increased by 9.9% from summer 2009 (19,057 students) to summer 2010 (20,935 students);

•	Decreased by 4.7% from fall 2009 (18,878 students) to fall 2010 (17,983 students);

•	Decreased by 15.4% from spring 2010 (17,715 students) to spring 2011 (14,981 students);

•	Decreased by 25.6% from summer 2010 (20,935 students) to summer 2011 (15,566 students).
     Graduate coursetaker enrollment, including the Keller Graduate School of Management:
     The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
•	Increased by 17.6% from the July 2009 session (17,991 coursetakers) to the July 2010 session (21,165 coursetakers);

•	Increased by 14.1% from the September 2009 session (20,496 coursetakers) to the September 2010 session (23,389 coursetakers);

•	Increased by 11.9% from the November 2009 session (20,734 coursetakers) to the November 2010 session (23,199 coursetakers);

•	Increased by 9.3% from the January 2010 session (22,679 coursetakers) to the January 2011 session (24,784 coursetakers);

•	Increased by 9.2% from the March 2010 session (22,343 coursetakers) to the March 2011 session (24,406 coursetakers);

•	Increased by 7.7% from the May 2010 session (22,103 coursetakers) to the May 2011 session (23,802 coursetakers); and

•	Increased by 1.9% from the July 2010 session (21,165 coursetakers) to the July 2011 session (21,576 coursetakers).
     Tuition rates:
•	Effective July 2010, DeVry University’s U.S. undergraduate tuition ranged from $580 to $600 per credit hour for students enrolling in 1 to 11 credit hours. Tuition ranged from $350 to $360 per credit hour for each credit hour in excess of 11 credit hours. These tuition rates varied by location and/or program and represent a weighted average increase of approximately 3.5% as compared to the year-ago period. These amounts do not include the cost of books, supplies, transportation, and living expenses.
•	Effective July 2010, Keller Graduate School of Management program tuition per classroom course ranged from $2,100 to $2,225, depending on location. This represented an expected weighted average increase of 2.1% as compared to the year-ago period. The price for a graduate course taken online was $2,225, compared to $2,200 previously.

     Management believes the decreases in enrollments were driven mainly by the negative impact on student decision making of the prolonged economic downturn and economic conditions generally, resulting in a reduction of interest from potential students. In addition, management believes a near-term distraction of DeVry University employees associated with the implementation of new regulations also contributed to the decreases in DeVry University undergraduate enrollments. To address these issues, DeVry University is adding new programs and locations, and making investments to enhance the strength of its brand, improve customer service and increase awareness among potential students through new and innovative advertising campaigns.
     Medical and Healthcare
     Medical and Healthcare segment revenues increased 10.1% to $558.3 million in fiscal year 2011 as compared to the prior year. Higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and Ross University were the key drivers of the segment revenue growth, which more than offset a decline in total student enrollments at Carrington Colleges Group, Inc. (“Carrington”). Key trends for Ross University, Chamberlain and Carrington are set forth below.
     Ross University total enrollment by term:
•	Increased by 2.1% from May 2009 (4,448 students) to May 2010 (4,542 students);

•	Decreased by 0.7% from September 2009 (4,601 students) to September 2010 (4,567 students);

•	Increased by 3.0% from January 2010 (4,669 students) to January 2011 (4,810 students); and

•	Increased by 6.2% from May 2010 (4,542 students) to May 2011 (4,825 students).
     Ross University new student enrollment by term:
•	Decreased by 39.5% from May 2009 (562 students) to May 2010 (340 students);

•	Decreased by 26.4% from September 2009 (666 students) to September 2010 (490 students);

•	Decreased by 8.2% from January 2010 (699 students) to January 2011 (642 students);

•	Increased by 37.9% from May 2010 (340 students) to May 2011 (469 students).
     Chamberlain College of Nursing total enrollment by term:
•	Increased by 65.2% from July 2009 (4,302 students) to July 2010 (7,108 students);

•	Increased by 57.8% from November 2009 (5,617 students) to November 2010 (8,862 students);

•	Increased by 47.9% from March 2010 (6,691 students) to March 2011 (9,897 students); and

•	Increased by 40.0% from July 2010 (7,108 students) to July 2011 (9,954 students).
     Chamberlain College of Nursing new student enrollment by term:
•	Increased by 55.1% from July 2009 (1,558 students) to July 2010 (2,416 students);

•	Increased by 42.0% from November 2009 (2,100 students) to November 2010 (2,981 students);

•	Increased by 31.5% from March 2010 (2,168 students) to March 2011 (2,852 students); and

•	Increased by 16.1% from July 2010 (2,416 students) to July 2011 (2,805 students).

     Carrington total enrollment by term:
•	Increased by 5.5% from July 2009 (10,644 students) to July 2010 (11,234 students);
•	Decreased by 6.4% from November 2009 (11,695 students) to November 2010 (10,942 students);

•	Decreased by 15.0% from March 2010 (12,009 students) to March 2011 (10,206 students); and

•	Decreased by 25.6% from July 2010 (11,234 students) to July 2011 (8,363 students).
     Carrington new student enrollment by term:
•	Decreased by 2.7% from July 2009 (4,411 students) to July 2010 (4,291 students);

•	Decreased by 19.2% from November 2009 (5,688 students) to November 2010 (4,595 students);

•	Decreased by 22.7% from March 2010 (4,218 students) to March 2011 (3,261 students); and

•	Decreased by 33. 6% from July 2010 (4,291 students) to July 2011 (2,850 students).
Tuition rates:
•	Effective September 2010, tuition and fees for the beginning basic sciences portion of the programs at the Ross University medical and veterinary schools were $15,600 and $15,000, respectively, per semester. This tuition rate represented an increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.3% for the veterinary school. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective September 2010, tuition and fees for the clinical portion of the programs at the Ross university medical and veterinary schools were $17,125 per semester for the medical school, and $18,850 per semester for the veterinary school. This represented an increase from September 2009 tuition rates of approximately 6.4% for the medical school and 4.4% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective July 2010, tuition for the 2010-2011 academic year was $620 per credit hour for students enrolled in Chamberlain’s BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) were charged a flat tuition amount of $7,440 per semester. This represented an increase from 2009-2010 academic year tuition rates of approximately 4.2%. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective July 2010, tuition for students enrolled in Chamberlain’s RN-to-BSN online degree program was $575 per credit hour. This tuition rate was unchanged from the 2009-2010 academic year. Tuition for the 2010-2011 academic year was $650 per credit hour for students enrolled in the online MSN program. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective July 2010, on a per credit hour basis, tuition for Carrington College and Carrington College California programs ranged from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses were charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program.
     An element of the growth strategy at Ross University School of Medicine was the planned development of a clinical education center located in Freeport, Grand Bahama. The Freeport site was expected to mitigate capacity constraints at the main campus in Dominica. However, the projected volume of Ross students studying in Freeport has not been realized due to factors including an unforeseen delay in the Medical Board of California licensing review process and delays in confirming the financial aid implications for students studying in Freeport. In November 2010, Ross University School of Medicine secured licensing approval for its Freeport clinical location from the Medical Board of California. It had been Ross’ understanding that medical students would not be eligible to receive Title IV financial aid for their semesters in Freeport, but would be eligible to receive financial aid once they moved elsewhere to complete the remaining portions of their programs. However, this understanding was contradicted in a letter to the Ross University School of Medicine from the U.S. Department of Education (“ED”) indicating that Ross medical students attending any portion of their Foundation of Medicine program outside of the Ross’ Dominica campus would be excluded from participating in the Title IV financial aid program for the remainder of their programs. Currently, Ross University School of Medicine is delivering only its pre-medical review program courses at its Freeport location, while it continues to evaluate how best to utilize the location as part of its overall expansion strategy.

     These near-term challenges resulted in lower new student enrollments in the May 2010, September 2010, and January 2011 semesters. New student enrollments for the May 2011 semester increased 37.9% as compared to the prior year period, overlapping a 39.5% decrease in the new student growth rate in prior year.
     Ross continues to invest in its Dominica facilities, programs and student services to meet the strong demand for its medical program.
     The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program, the addition of three new locations (Arlington, Virginia and Chicago in July 2010 and Houston, Texas in March 2011), along with organic growth at existing locations. In July 2011, Chamberlain began offering its nursing programs at its new campus in Miramar, Florida. All of these campuses are co-located with DeVry University.
     Management believes the decline in student enrollments at Carrington is the result of the impact of the prolonged economic downturn, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington has implemented improvements to its marketing and recruiting processes. Carrington is also making additional investments in enhancing its students’ academic experience.
     International, K-12 and Professional Education
     International, K-12 and Professional Education segment revenues rose 13.3% to $163.9 million in fiscal year 2011 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment due to new student enrollment growth of 41.0% and total student enrollment growth of 16.1% in the most recent term. Becker Professional Education revenues grew during fiscal year 2011 as demand for Becker’s CPA review courses improved. In addition, Becker’s acquisition of ATC International on April 30, 2011, also contributed to revenue growth. Revenue increased modestly at Advanced Academics during fiscal year 2011.
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
     DeVry’s Cost of Educational Services increased 12.0% to $925.5 million during fiscal year 2011 as compared to the prior year. Cost increases were incurred in support of expanding DeVry University online and onsite total student enrollments and operating a higher number of DeVry University locations as compared to the prior year. Also, cost increases were incurred for the operation of the new Chamberlain campuses in Chicago, Arlington, Virginia, and Houston, Texas, and to support growing online student enrollments. Cost increases were incurred at Carrington associated with operating a higher number of locations as compared to the prior year and increased hiring of career services employees. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2011 as a result of an increase in the number stock awards granted during the current year compared to the prior period.
     As a percentage of revenue, Cost of Educational Services decreased to 42.4% in fiscal year 2011 from 43.1% during the prior year period. The decrease was the result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to support future student enrollment growth.
   Student Services and Administrative Expense
     This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.
     Student Services and Administrative Expense grew 12.5% to $762.7 million during fiscal year 2011 as compared to the year-ago period. The increase in expenses represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments. In addition, cost increases were incurred in information technology and student services. Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2011 as a result of an increase in the number of stock awards granted during the current year compared to the prior year period.
     Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased during fiscal year 2011 as compared to the year-ago period, as the respective student relationships and trade names from the Carrington acquisition were fully amortized as of December 31, 2009. Amortization expense is included entirely in the Student Services and Administrative Expense category.
     As a percentage of revenue, Student Services and Administrative Expense decreased to 34.9% in fiscal year 2011 from 35.4% during the prior year. This decrease was the combined result of increased operating leverage from advertising and student recruiting costs and revenue gains, which more than offset incremental investments in student services and home office support personnel.
   OPERATING INCOME
     Total consolidated operating income for fiscal year 2011 of $494.2 million increased $83.3 million, or 20.3%, as compared to the prior year. Operating income increased at DeVry’s respective Business, Technology and International, K-12 and Professional Education segments. These increases were partially offset by a decline in operating income at DeVry’s Medical and Healthcare segment.
   Business, Technology and Management
     Business, Technology and Management segment operating income increased 23.5% to $359.4 million during fiscal year 2011, as compared to the prior year. These increases in operating income were the result of higher revenue and an increase in operating leverage, while at the same time, DeVry University continued to make investments in academic quality and student service to drive future enrollment growth.
   Medical and Healthcare
     Medical and Healthcare segment operating income decreased 3.7% to $107.0 million during fiscal year 2011 as compared to the prior year. The decrease in operating income was the result of a decline in operating income at both Ross University and Carrington, which was partially offset by an increase in operating income at Chamberlain. Ross University operating income declined slightly due to lower new student enrollments, as discussed above, and investments to increase capacity. Carrington operating income decreased as a result of lower student enrollments as compared to the year ago period.
   International, K-12 and Professional Education
     International, K-12 and Professional Education segment operating income grew 64.4% to $32.7 million during fiscal year 2011 as compared to the prior year. The increase in operating income was the result of improved revenue growth at DeVry Brasil, Becker Professional Education and Advanced Academics, which more than offset increased investments at DeVry Brasil to increase capacity and support future enrollment growth.
NET INTEREST AND OTHER INCOME (EXPENSE)
     Interest income decreased 26.0% to $1.5 million during fiscal year 2011 as compared to the prior year. Despite an increase in invested cash balances as compared to the prior year period, interest income decreased because of lower interest rates earned on invested balances during fiscal year 2011. The increase in invested cash balances was attributable to improved operating cash flow over the past twelve months partially offset by cash used in connection with increased share repurchases and capital expenditures.
     Interest expense decreased 19.1% to $1.3 million during fiscal year 2011 as compared to the prior year. The decrease in interest expense during fiscal year 2011 was attributable to no outstanding borrowings under DeVry’s revolving line of credit during fiscal year 2011. This decrease was partially offset by increased commitment fees and amortization of deferred financing fees related to DeVry’s new $400 million revolving line of credit which was entered into during May 2011.
     DeVry recorded net investment gains of $1.2 million during fiscal year 2010. These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option. As of early July 2010, DeVry had fully liquidated its auction rate security portfolio at par value. There were no investment gains in fiscal year 2011.
INCOME TAXES
     Taxes on income were 33.1% of pretax income for fiscal year 2011, compared to 32.1% for the prior year. The higher effective tax rate in fiscal year 2011 was attributable to a greater proportion of pre-tax income being generated by DeVry’s U.S. operations versus its international operations in the current year as compared to the prior year. DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of our subsidiaries, Ross University School of Medicine (the “Medical School”) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the “Veterinary School”) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West indies, and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.
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
FISCAL YEAR ENDED JUNE 30, 2010 VS. FISCAL YEAR ENDED JUNE 30, 2009
REVENUES
     Total consolidated revenues for fiscal 2010 of $1,915.2 million increased $453.7 million, or 31.0%, as compared to fiscal year 2009. Revenues increased within all three of DeVry’s business segments as a result of continued enrollment growth and improved student retention. In addition, Carrington, which was acquired on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009, contributed $101.6 million to the revenue growth in fiscal year 2010.
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
     Total undergraduate enrollment by term:
•	Increased by 21.9% from summer 2008 (45,907 students) to summer 2009 (55,979 students);

•	Increased by 22.7% from fall 2008 (52,146 students) to fall 2009 (64,003 students);

•	Increased by 25.6% from spring 2009 (53,259 students) to spring 2010 (66,909 students); and

•	Increased by 22.0% from summer 2009 (55,979 students) to summer 2010 (68,290 students).
     New undergraduate enrollment by term:
•	Increased by 14.8% from summer 2008 (16,595 students) to summer 2009 (19,057 students);

•	Increased by 19.4% from fall 2008 (15,811 students) to fall 2009 (18,878 students);

•	Increased by 24.0% from spring 2009 (14,288 students) to spring 2010 (17,715 students); and

•	Increased by 9.9% from summer 2009 (19,057 students) to summer 2010 (20,935 students).

     Graduate coursetaker enrollment, including the Keller Graduate School of Management:
The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.
•	Increased by 12.3% from the July 2008 session (16,017 coursetakers) to the July 2009 session (17,991 coursetakers);

•	Increased by 15.2% from the September 2008 session (17,799 coursetakers) to the September 2009 session (20,496 coursetakers);

•	Increased by 16.5% from the November 2008 session (17,803 coursetakers) to the November 2009 session (20,734 coursetakers);

•	Increased by 16.5% from the January 2009 session (19,475 coursetakers) to the January 2010 session (22,679 coursetakers);

•	Increased by 15.4% from the March 2009 session (19,357 coursetakers) to the March 2010 session (22,343 coursetakers);

•	Increased by 17.4% from the May 2009 session (18,822 coursetakers) to the May 2010 session (22,103 coursetakers); and

•	Increased by 17.6% from the July 2009 session (17,991 coursetakers) to the July 2010 session (21,165 coursetakers).
     Tuition rates:
•	DeVry University’s U.S. undergraduate program tuition increased by approximately 5.5% in July 2009 as compared to the prior year.

•	Graduate school program tuition increased by approximately 4.6% in July 2009 as compared to the prior year.
     Management believes the increased undergraduate student enrollments were most significantly impacted by DeVry’s strong track record of high-quality education and academic outcomes, continued strong demand for DeVry University’s online programs and improved retention of existing students. Management believes efforts to enhance the Keller Graduate School of Management brand awareness through improved messaging produced positive graduate enrollment results. In addition, management believes the economic downturn experienced in fiscal 2010 had a small, but positive, impact on enrollments, as individuals have returned to post-secondary education for job re-tooling.
   Medical and Healthcare
     Medical and Healthcare segment revenues increased 39.8% to $507.0 million in fiscal year 2010 as compared to fiscal year 2009. Higher student enrollments at both Ross University and Chamberlain College of Nursing (“Chamberlain”) were key drivers of the segment revenue growth. In addition, Carrington, which was acquired on September 18, 2008, contributed $71.3 million to the revenue growth in fiscal year 2010. Key trends for Ross University, Chamberlain and Carrington are set forth below.
     Ross University total enrollment by term:
•	Increased by 9.4% from May 2008 (4,064 students) to May 2009 (4,448 students);

•	Increased by 9.1% from September 2008 (4,219 students) to September 2009 (4,601 students);

•	Increased by 8.0% from January 2009 (4,323 students) to January 2010 (4,669 students); and

•	Increased by 2.1% from May 2009 (4,448 students) to May 2010 (4,542 students).

     Ross University new student enrollment by term:
•	Increased by 16.8% from May 2008 (481 students) to May 2009 (562 students);

•	Increased by 9.5% from September 2008 (608 students) to September 2009 (666 students);

•	Increased by 14.4% from January 2009 (611 students) to January 2010 (699 students); and

•	Decreased by 39.5% from May 2009 (562 students) to May 2010 (340 students).
     Chamberlain College of Nursing total enrollment by term:
•	Increased by 77.8% from summer 2008 (2,419 students) to summer 2009 (4,302 students);

•	Increased by 67.2% from fall 2008 (3,360 students) to fall 2009 (5,617 students);

•	Increased by 72.2% from spring 2009 (3,885 students) to spring 2010 (6,691 students); and

•	Increased by 65.2% from July 2009 (4,302 students) to July 2010 (7,108 students).
     Chamberlain College of Nursing new student enrollment by term:
•	Increased by 51.9% from summer 2008 (1,026 students) to summer 2009 (1,558 students);

•	Increased by 55.3% from fall 2008 (1,352 students) to fall 2009 (2,100 students);

•	Increased by 75.4% from spring 2009 (1,236 students) to spring 2010 (2,168 students); and

•	Increased by 55.1% from summer 2009 (1,558 students) to summer 2010 (2,416 students).
     Carrington total enrollment by term:
•	Increased by 17.9% from July 2008 (9,028 students) to July 2009 (10,644 students);

•	Increased by 14.8% from November 2008 (10,186 students) to November 2009 (11,695 students);

•	Increased by 9.9% from March 2009 (10,928 students) to March 2010 (12,009 students); and

•	Increased by 5.5% from July 2009 (10,644 students) to July 2010 (11,234 students).
     Carrington new student enrollment by term:
•	Increased by 15.4% from July 2008 (3,821 students) to July 2009 (4,411 students);

•	Increased by 21.5% from November 2008 (4,681 students) to November 2009 (5,688 students);

•	Decreased by 2.4% from March 2009 (4,323 students) to March 2010 (4,218 students); and

•	Decreased by 2.7% from July 2009 (4,411 students) to July 2010 (4,291 students).
     Tuition rates:
•	Tuition and fees for the Ross University beginning basic sciences portion of the medical and veterinary programs increased by approximately 7.4% and 5.3%, respectively, in September 2009 as compared to the prior year.

•	Tuition and fees for the Ross University final clinical portion of the medical and veterinary medical school programs increased approximately 7.3% and 5.2%, respectively, in September 2009 as compared to the prior year.

•	Tuition for Chamberlain’s BSN (onsite), ADN and LPN-to-RN programs increased approximately 8% effective July 2009.

•	Tuition for Chamberlain’s RN-to-BSN online degree program increased approximately 5% effective July 2009.

•	Tuition for students of Carrington College and Carrington College California was raised approximately 3.5% as compared to the prior year.
     Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Management believes that the historical enrollment increases at Ross University resulted from the solid reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, as well as steps taken to meet increasing student demand such as adding faculty and classrooms.
     The Ross University School of Medicine experienced lower new student enrollment in the May 2010 semester due to capacity constraints at its Dominica location.
     The increase in student enrollments at Chamberlain was largely attributable to its growing RN-to-BSN online completion program. In addition, new campus openings also contributed new student enrollment growth. In July 2009, Chamberlain began offering nursing programs at its campus in Jacksonville, Florida. In July 2010, Chamberlain began offering its nursing programs at two new locations in Arlington, Virginia and Chicago. All of these campuses are co-located with DeVry University.
     Management believes the increased total student enrollments at Carrington were most significantly impacted by the continued demand for healthcare personnel. In addition, management believes that the economic downturn had a positive impact on enrollments, as individuals returned to post-secondary education for job retooling.
    International, K-12 and Professional Education
     International, K-12 and Professional Education segment revenues rose 32.3% to $144.6 million in fiscal year 2010 as compared to fiscal year 2009. DeVry Brasil, which was acquired on April 1, 2009, contributed $30.3 million to the revenue growth. In addition, segment revenues increased driven by enrollment growth at Advanced Academics. However, the revenue growth rate at Advanced Academics slowed during the second half of fiscal year 2010 as a result of state budget constraints and lower summer school enrollments. Becker Professional Education revenues were down during the first half, but increased during the second half of fiscal year 2010 as demand for Becker’s CPA review course improved. The revenue growth rate for the Professional Education segment slowed during fiscal year 2010 as compared to prior years due to the economic downturn, particularly among the accounting and financial firms that Becker serves.
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
     DeVry’s Cost of Educational Services increased 23.4% to $826.1 million during fiscal year 2010 as compared to fiscal year 2009. Carrington, which was acquired by DeVry on September 18, 2008, and DeVry Brasil, which was acquired on April 1, 2009, accounted for nearly one-third of the increase in Cost of Educational Services during fiscal year 2010. Cost increases were also incurred in support of expanding DeVry University online and onsite enrollments and operating a higher number of locations as compared to the prior year. In addition, higher costs were incurred to support increasing student enrollments and the higher cost of medical clinical rotations for Ross University. Also, cost increases were incurred for the operation of the Chamberlain campus in Jacksonville, Florida, which began offering programs in July 2009 and start-up costs for the July 2010 opening of campuses in Arlington, Virginia and Chicago. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2010 as a result of an increase in the value of the awards granted during the year.
     As a percentage of revenue, Cost of Educational Services decreased to 43.1% in fiscal year 2010 from 45.8% during the prior year period. The decrease was the combined result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to drive future revenue growth.
    Student Services and Administrative Expense
     This expense category includes student admissions, advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

     Student Services and Administrative Expense grew 23.7% to $678.2 million during fiscal year 2010 as compared to fiscal year 2009. The fiscal year 2009 acquisitions of Carrington and DeVry Brasil accounted for approximately one-fifth of the increase in Student Services and Administrative Expense for fiscal year 2010. The balance of the increase in expenses primarily represented additional investments in advertising and recruiting to drive and support future growth in new student enrollments. In addition, cost increases were incurred in information technology and student services. Expense attributed to stock-based awards included in Student Services and Administrative Expense increased during fiscal year 2010 as a result of an increase in value of the awards granted during the year.
     Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during fiscal year 2010 as compared to the year-ago period, as a result of increased amortization of finite-lived intangible assets resulting from the acquisitions of Carrington and DeVry Brasil. Amortization expense is included entirely in the Student Services and Administrative Expense category.
     As a percentage of revenue, Student Services and Administrative Expense decreased to 35.4% in fiscal year 2010 from 37.5% during the prior year period. The decrease was the combined result of increased operating leverage from advertising and student recruiting costs, which more than offset incremental investments in student services and support personnel.
OPERATING INCOME
     Total consolidated operating income for fiscal year 2010 of $410.9 million increased $176.1 million, or 75.0%, as compared to the prior year. Operating income increased at DeVry’s respective Business, Technology and Management and Medical and Healthcare segments. These increases were partially offset by a decline in operating profit at DeVry’s International, K-12 and Professional Education segment.
   Business, Technology and Management
     Business, Technology and Management segment operating income increased 129.3% to $291.1 million during fiscal year 2010, as compared to fiscal year 2009. The increase in operating income was the result of higher revenue and a significant increase in operating leverage, while at the same time, continuing to make investments in academic quality and student service, including additional full time faculty, new programs and additional career services professionals to drive future enrollment growth. Also, fiscal year 2009 results included a $4.9 litigation settlement reserve and a $4.0 million pre-tax charge related to the buy-out of a portion of a lease of the DeVry University campus in Long Island City, New York. Excluding the impact of the litigation settlement reserve and real estate transaction in fiscal year 2009 of $8.9 million, Business, Technology and Management segment fiscal year 2010 operating income increased 114.4% as compared to the year-ago period.
    Medical and Healthcare
     Medical and Healthcare segment operating income increased 21.2% to $111.1 million during fiscal year 2010 as compared to fiscal year 2009. Increases in student enrollments and tuition produced higher revenues and operating income for fiscal year 2010 as compared to the prior year even as faculty, staff and facilities were being added in connection with respective expansion programs at both Ross University and Chamberlain. Carrington, which was acquired on September 18, 2008, also accounted for $9.7 million, or 50%, of the operating profit growth for this segment.
    International, K-12 and Professional Education
     International, K-12 and Professional Education segment operating income declined 33.0% to $19.9 million during fiscal year 2010 as compared to the prior year. The decrease in operating income mainly was the result lower revenues experienced at Advanced Academics during the second half of the fiscal year and increased investments at DeVry Brasil, Advanced Academics and Becker Professional Education to drive future enrollment growth.
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

     Interest expense decreased by $1.2 million, or 42.9%, to $1.6 million during fiscal year 2010 as compared to the prior year. The decrease in interest expense was attributable to lower average borrowings outstanding and lower average interest rates during fiscal year 2010 as compared to the prior year.
     DeVry recorded net investment gains of $1.2 million during fiscal year 2010. These gains were the result of changes in the valuation of DeVry’s auction rate security portfolio and related put option. During July 2010, DeVry had fully liquidated its auction rate security portfolio at par value.
INCOME TAXES
     Taxes on income were 32.1% of pretax income for fiscal year 2010, compared to 30.2% for the prior year. The higher effective tax rate in fiscal year 2010 was attributable to a greater proportion of pre-tax income being generated by DeVry’s U.S. operations versus its international operations in fiscal year 2010 as compared to the prior year. DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of our subsidiaries, Ross University School of Medicine (the “Medical School”) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the “Veterinary School”) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West indies, and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.
     DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the medical and veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings.
CRITICAL ACCOUNTING POLICIES
     Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2011, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.
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
     Tuition revenue from Becker Professional Education, including ATC International, is recognized ratably on a straight-line basis over the course term. Becker Professional Education self-study CD ROM, textbook and other educational product revenues are recognized when the product or service is delivered. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided.
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
     Impairment of Goodwill and Other Intangible Assets
     In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2011 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the carrying amounts.
     DeVry did not perform interim impairment reviews during fiscal year 2011. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 40% as of the end of fiscal year 2010 except those indefinite-lived intangible assets acquired with the acquisitions of Carrington and DeVry Brasil where fair values exceeded carrying values by at least 14%. The smaller premium for the newly acquired assets would be expected considering all have been acquired within twenty months of the fourth quarter fiscal year 2010 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Management did not believe business conditions had deteriorated in any of its reporting units to the extent that the fair values of the reporting units or intangible assets would have differed materially from their fiscal year 2010 fair values. In this regard, revenues grew for all reporting units in fiscal year 2011 except at Carrington and operating results and cash flows improved over the prior year for all but the Carrington and Ross University reporting units. Also, although revenues increased and operating results improved at the Advanced Academics (AAI) reporting unit, this unit continued to experience operating losses.
     Though the Ross University reporting unit, which carries a goodwill balance of $237.2 million, has experienced a slowdown in growth and declining operating profits, this slowdown is considered to be temporary and is the result of capacity constraints as opposed to lower interest in the university’s medical and veterinary programs. Revenue grew by 5% from the prior year and, though operating profits declined by approximately 5% from the prior year, this reporting unit remains highly profitable with operating margins exceeding 32%. The impairment review completed in the fourth quarter of fiscal year 2011 indicated a fair value exceeding carrying value by approximately 50% for the Ross University reporting unit.
     At Carrington, which carries a goodwill balance of $185.7 million, revenue declined slightly from the prior year. The revenue decline at Carrington was the result of lower fall and spring term student enrollments. Management believes these declines were due to economic uncertainties and the prolonged economic downturn, which has resulted in reductions in the volume of inquiries from potential students. To address this issue, Carrington has shifted its focus from building brand awareness associated with its recent name change to communications designed to produce a direct consumer response. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. The revenue decline has also resulted in lower operating income; however, this reporting unit remains profitable. The fair value of the Carrington reporting unit significantly exceeded its carrying value as of the fiscal year 2010 impairment analysis. Management believes the negative trends at Carrington will be temporary and believes its planned business and operational strategies will reverse this negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2011 indicated a fair value exceeding carrying value for the Carrington reporting unit.
     At AAI, which carries a goodwill balance of $17.1 million, revenues increased by 8% from the prior year. This resulted in an operating loss which was approximately 40% less than the prior year. This was partially the result of improved gross margins along with a decline in advertising spending. Management believes the improvements in margins to be the result of its previous investment to initiate programs designed to enhance future growth. The fair value of the AAI reporting unit exceeded its carrying value as of the fiscal year 2011 impairment analysis. Management believes the negative operating results at AAI will be temporary and believes its planned business and operational strategies will continue to lead to further improvements in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.
     Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of June 30, 2011, DeVry’s market capitalization exceeded its book value by approximately 200%. This premium was consistent with that as of June 30, 2010. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; unexpected competition; and changes in the market acceptance of our educational programs and the graduates of those programs.
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
     DeVry had seven reporting units which contained goodwill as of the fourth quarter fiscal year 2011 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 10% to 16% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.
     All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 15%. The results of this analysis indicate no impairment of goodwill existed as of June 30, 2011. An increase of 100 basis points in the discount rate used in this analysis would result in no less than a 4% premium of fair value over carrying value. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.
     For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for Trade Names, Trademarks and Intellectual Property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for Accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years. The assumed royalty rates and the growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 10% to 16% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

     All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2011 fourth quarter impairment analysis by at least 100% except those acquired with the acquisitions of ATC and Carrington where fair values approximated carrying values. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2011. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.
     At June 30, 2011, intangible assets from business combinations totaled $195.5 million, and goodwill totaled $523.6 million. Together these assets equal approximately 39% of total assets, and any impairment could significantly affect future results of operations.
    Impairment of Long-Lived Assets
     DeVry evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. No such circumstances existed in fiscal year 2011.
    Income Taxes
     DeVry accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. DeVry also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. DeVry’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. DeVry measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which DeVry expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. DeVry reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions DeVry has taken.
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
     The methodology management used to derive each of the above estimates for fiscal 2011 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

CONTINGENCIES
     DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claim DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. DeVry and its executives believe the allegations contained in the Amended Complaint are without merit and they are defending them vigorously. On May 6, 2011, DeVry filed a Motion to Dismiss the Amended Complaint, which is pending before the Court.
     Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Consolidated Cases”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). Both the Consolidated cases and the Dotro case have been stayed by agreement of the parties pending resolution of DeVry’s forthcoming Motion to Dismiss the Shareholder Case (“Motion to Dismiss”).
     The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon T. Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.
     Although DeVry believes that the Shareholder Case and the Derivative Actions are without merit, the ultimate outcome of pending litigation is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
LIQUIDITY AND CAPITAL RESOURCES
Student Payments
     DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. Private loans as a percentage of DeVry’s total revenue are relatively small.
     In connection with the turmoil in the credit markets and economic downturn over the past three years, some lenders changed or exited certain private loan programs. Also, certain lenders have tightened underwriting criteria for private loans. To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments. DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including DeVry’s institutional loan programs.

     The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2010 and 2009, respectively. Final data for fiscal year 2011 are not yet available.

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
     At June 30, 2011, total accounts receivable, net of related reserves, was $114.7 million, compared to $119.2 million at June 30, 2010. The decrease in net accounts receivable was attributable to improved collections management and improved financial aid packaging, partially offset by the impact on receivables from revenue growth across all three business segments as compared to the year-ago period.
Financial Aid
     Like other higher education institutions, DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected. Please see Item 1A Risk Factors in DeVry’s Annual Report on Form 10-K, for a discussion of student financial aid related risks.
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
     A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean, Chamberlain, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues from Title IV student financial assistance programs in any year may not participate in these programs for the following year.

     The following table details the percentage of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2010 and 2009, respectively. Final data for fiscal year 2011 is not yet available.

	Fiscal Year
	2010	2009
DeVry University:
Undergraduate	77%	77%
Graduate	76%	70%
Ross University School of Medicine	81%	78%
Ross University School of Veterinarian Medicine	89%	86%
Chamberlain College of Nursing	70%	69%
Carrington College	82%	85%
Carrington College California	86%	83%
     Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2011, cash in the amount of $2.3 million was held in restricted bank accounts, compared to $2.1 million at June 30, 2010.
     As described in more detail in “Item 1. Description of Business,” institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers equity, primary reserve, and net income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score at June 30, 2011, and determined that it exceeds 1.5. Management believes DeVry will continue to demonstrate the required level of financial stability.
Cash from Operations
     Cash generated from operations in fiscal year 2011 was $408.0 million, compared to $391.5 million in the prior year period. Cash flow from operations increased $50.8 million due to higher net income. Also, cash flow from operations increased $20.2 million as a result of a decrease in accounts receivable, net of related reserves, as a result of continued improvements in collections management and successful student outcomes. An increase in net deferred income tax liabilities resulted in a $35.4 million greater source of cash. An increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $6.5 million greater source of cash. These increases in operating cash flow were partially offset by a decrease in deferred tuition revenue and advanced tuition payments of $16.2 million. In addition, cash flow from operations decreased by a $77.8 million from a lower source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.
Investing Activities
     Capital expenditures in fiscal year 2011 were $135.7 million compared to $131.0 million in the year-ago period. DeVry continues to invest capital to support Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain Houston and Miramar, Florida Chicago campuses; new location openings and capacity expansion at Carrington; and facility improvements at DeVry University.
     On April 30, 2011, through a subsidiary, DeVry acquired ATC International for $3.0 million.
     For fiscal year 2012, management expects capital expenditures to increase in comparison to fiscal year 2011 to support future growth including continued implementation of a new student information system at DeVry University and Chamberlain College of Nursing; continued capacity expansion at Ross University; facility improvements and new locations for DeVry University, Chamberlain College of Nursing, Carrington and DeVry Brasil. In addition, on August 3, 2011, DeVry acquired the business operations of the American University of the Caribbean for $235 million. Capital expenditures will increase as a result of investments that will be made at American University of the Caribbean. Management anticipates full year fiscal 2012 capital spending in the $170 to $180 million range.
Cash from Financing Activities
     During fiscal year 2011, DeVry repurchased a total of approximately 2,766,000 shares of its stock, on the open market, for approximately $132.9 million. DeVry completed its third, fourth and fifth share repurchases programs during fiscal year 2011. In June 2011, DeVry commenced its sixth program, and as of June 30, 2011, the total remaining authorization under this repurchase program was $91.7 million. The timing and amount of future repurchases under this program will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The repurchase of shares will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.
     Cash dividends paid during fiscal year 2011 were $15.5 million. DeVry’s Board of Directors declared a dividend on May 20, 2011 of $0.12 per share to common stockholders of record as of June 20, 2011. The total dividend of $8.3 million was paid on July 12, 2011.
     DeVry’s consolidated cash balances of $447.1 million at June 30, 2011, included approximately $273.4 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.
     Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For fiscal year 2011, cash flows from domestic operating activities were approximately $315.8 million which, in addition to funding other investment and financing activities, was sufficient to fund $107.6 million of domestic capital investment, pay dividends of $15.5 million and fund $132.9 million of common stock repurchases.
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
Revolving Credit Agreement
     On May 10, 2011, DeVry entered into a new revolving credit facility which replaces the credit facility that was set to expire in January 2012. This new facility, which expires on May 10, 2016, provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate or at a LIBOR rate, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios.

     The following table summarizes the terms of the revolving credit agreement and its status as of June 30, 2011:

Revolving Credit Agreement
DeVry Inc.
Borrowing limit	$400 million, with options to increase to $550 million

Interest Rate	At DeVry’s discretion, either the prime rate plus 0.75% -1.50%, or a LIBOR rate plus 1.75%-2.50%, depending upon the achievement of certain financial ratios.

Maturity	May 10, 2016
Outstanding borrowings at June 30, 2011	$ 0
Interest Rate at June 30, 2011	N/A
Outstanding Letters of credit at June 30, 2011	$3.0 Million
     No amount has ever been drawn under the letter of credit issued on behalf of DeVry.
     DeVry is not required to repay any borrowings under the revolving credit agreement until its maturity dates, but we can make prepayments without penalty at any time.
     The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2011.
Other Contractual Arrangements
     DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.
     DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2011. DeVry had no open derivative positions at June 30, 2011.
     As of the end of the fiscal year, DeVry had posted more than $16 million of surety bonds to various governmental jurisdictions on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Education in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.
     A summary of DeVry’s contractual obligations at June 30, 2011, is presented below:

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
			(Dollars in thousands)
Operating Leases	$634,400	$79,100	$218,800	$121,900	$214,600	$—
Employment Agreements	3,177	397	734	606	1,440	—
Uncertain Tax Positions	11,900	3,200	—	—	—	8,700

Total Cash Obligation	$649,477	$82,697	$219,534	$122,506	$216,040	$8,700

RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2011, the FASB issued authoritative guidance updating the disclosure requirements for Comprehensive Income. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Currently, we present total comprehensive income and the components of other comprehensive income in the Consolidated Statement of Shareholders’ Equity and in the footnotes to the consolidated financial statements. The application of this guidance will require presentation of comprehensive income on a different consolidated financial statement.
     In May 2011, the FASB issued authoritative guidance clarifying the application of existing fair value measurements and disclosure requirements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Management has not yet determined the effect that the application of this guidance will have on DeVry’s consolidated financial statements.
     In December 2010, the FASB issued authoritative guidance updating the disclosure requirements of supplemental pro forma information for business combinations. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The application of this guidance did not have a material impact on DeVry’s consolidated financial statements or financial statement disclosures.
     In December 2010, the FASB issued authoritative guidance on applying the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on DeVry’s consolidated financial statements or financial statement disclosures.
     In July 2010, the FASB issued authoritative guidance for improving disclosure on the credit quality of financing receivables and allowances for credit losses. This guidance requires reporting entities to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The guidance was effective for DeVry’s second quarter of fiscal year 2011, and is to be used for quarterly and annual filings. The application of this guidance is included in Note 5 to these consolidated financial statements included in Part I, Item 8 of this Report.
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that modifies the fair value requirement of multiple element revenue arrangements. The new guidance allows the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on DeVry’s consolidated financial statements or financial statement disclosures.
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
     The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 1.0% of DeVry’s overall assets, and its Canadian liabilities constitute approximately 5.0% of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

     The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute less than 5.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 3.0% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in Fanor’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $1.0 million.
     The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2011, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.
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
     As of June 30, 2011, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2011, its internal control over financial reporting was effective based upon these criteria.
     The effectiveness of DeVry’s internal control over financial reporting as of June 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control Over Financial Reporting
     There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2011 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.
ITEM 9B— OTHER INFORMATION
None.

DEVRY INC.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$447,145	$307,702
Marketable Securities and Investments	2,575	15,666
Restricted Cash	2,308	2,102
Accounts Receivable, Net	114,689	119,210
Deferred Income Taxes, Net	24,457	22,340
Prepaid Expenses and Other	33,476	32,627

Total Current Assets	624,650	499,647

Land, Building and Equipment:
Land	54,404	53,914
Building	314,274	283,044
Equipment	402,179	346,979
Construction in Progress	63,310	38,188

	834,167	722,125
Accumulated Depreciation	(365,923)	(333,988)

Land, Building and Equipment, Net	468,244	388,137

Other Assets:
Intangible Assets, Net	195,462	194,195
Goodwill	523,620	514,864
Perkins Program Fund, Net	13,450	13,450
Other Assets	25,077	17,533

Total Other Assets	757,609	740,042

TOTAL ASSETS	$1,850,503	$1,627,826

LIABILITIES:
Current Liabilities:
Accounts Payable	$63,611	$90,364
Accrued Salaries, Wages and Benefits	107,829	92,368
Accrued Expenses	47,097	53,565
Advance Tuition Payments	22,362	20,930
Deferred Tuition Revenue	75,532	86,627

Total Current Liabilities	316,431	343,854

Other Liabilities:
Deferred Income Taxes, Net	69,029	41,486
Deferred Rent and Other	68,772	58,098

Total Other Liabilities	137,801	99,584

TOTAL LIABILITIES	454,232	443,438
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NON-CONTROLLING INTEREST	6,755	5,007
SHAREHOLDERS’ EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 68,635,000 and 71,030,000 Shares Issued and Outstanding at June 30, 2011 and 2010, Respectively	738	734
Additional Paid-in Capital	248,418	224,209
Retained Earnings	1,367,972	1,055,591
Accumulated Other Comprehensive Income	15,729	9,896
Treasury Stock, at Cost (5,148,000 and 2,394,000 Shares, Respectively)	(243,341)	(111,049)

TOTAL SHAREHOLDERS’ EQUITY	1,389,516	1,179,381

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,850,503	$1,627,826

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands except for per share amounts)
REVENUES:
Tuition	$2,045,590	$1,795,814	$1,354,925
Other Educational	136,781	119,367	106,528

Total Revenues	2,182,371	1,915,181	1,461,453

OPERATING COSTS AND EXPENSES:
Cost of Educational Service	925,504	826,089	669,673
Loss on Real Estate Transactions	—	—	3,977
Litigation Settlement Reserve	—	—	4,900
Student Services and Administrative Expense	762,692	678,190	548,070

Total Operating Costs and Expense	1,688,196	1,504,279	1,226,620

Operating Income	494,175	410,902	234,833
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	1,539	2,080	5,251
Interest Expense	(1,282)	(1,585)	(2,775)
Net Investment Gain	—	1,225	43

Net Interest and Other Income (Expense)	257	1,720	2,519

Income Before Income Taxes	494,432	412,622	237,352
Income Tax Provision	163,602	132,639	71,700

NET INCOME	330,830	279,983	165,652
Net Income Attributable to Non-controlling Interest	(427)	(74)	(39)

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$330,403	$279,909	$165,613

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS
Basic	$4.73	$3.92	$2.32
Diluted	$4.68	$3.87	$2.28

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.24	$0.20	$0.16
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$330,830	$279,983	$165,652
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	14,251	10,148	7,550
Depreciation	58,033	51,225	39,825
Amortization	6,538	10,997	10,625
Provision for Refunds and Uncollectible Accounts	90,742	88,202	72,395
Deferred Income Taxes	23,966	(11,431)	344
Loss on Disposal of Land, Buildings and Equipment	469	666	2,394
Unrealized Net (Gain) Loss on Investments	—	(1,225)	1,224
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(206)	3,247	(1,097)
Accounts Receivable	(84,940)	(102,588)	(89,249)
Prepaid Expenses and Other	375	7,536	7,292
Accounts Payable	(26,808)	18,776	(3,084)
Accrued Salaries, Wages, Benefits and Expenses	5,737	30,854	20,130
Advance Tuition Payments	1,291	(6,805)	5,889
Deferred Tuition Revenue	(12,288)	11,963	9,675

NET CASH PROVIDED BY OPERATING ACTIVITIES	407,990	391,548	249,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(135,726)	(131,009)	(74,044)
Payment for Purchase of Business, Net of Cash Acquired	(3,027)	—	(315,318)
Marketable Securities Purchased	(101)	(79)	(63)
Marketable Securities Sales	13,495	46,000	—
Other	(627)	(700)	—

NET CASH USED IN INVESTING ACTIVITIES	(125,986)	(85,788)	(389,425)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	9,098	13,041	12,157
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,460	997	2,066
Repurchase of Common Stock for Treasury	(132,940)	(41,683)	(33,684)
Cash Dividends Paid	(15,529)	(12,839)	(10,015)
Excess Tax Benefit from Stock-Based Payments	1,012	3,455	3,571
Payment of Debt Financing Fees	(3,290)	—	—
Borrowing Under Revolving Credit Facility	—	70,000	290,000
Repayments Under Revolving Credit Facility	—	(150,000)	(210,000)
Repayments of Fanor Debt	—	—	(12,740)
Borrowing Under Collateralized Line of Credit	—	300	46,419
Repayments Under Collateralized Line of Credit	—	(45,111)	(1,608)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(140,189)	(161,840)	86,166

Effects of Exchange Rate Differences	(2,372)	(1,420)	1,697

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	139,443	142,500	(51,997)
Cash and Cash Equivalents at Beginning of Year	307,702	165,202	217,199

Cash and Cash Equivalents at End of Year	$447,145	$307,702	$165,202

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
Interest	$454	$867	$2,167
Income Taxes, Net	152,553	130,502	60,609
Non-cash Investing and Financing Activity:
Declaration of Cash Dividend to be Paid	8,289	7,117	5,705
Accretion of Non-controlling Interest Put Option	1,321	1,745	—
The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the Years Ended June 30, 2011, 2010, 2009

	Common Stock			Accumulated
	Amount	Additional		Other
	$.01 Par	Paid-In	Retained	Comprehensive	Treasury
	Value	Capital	Earnings	Income (Loss)	Stock	Total
	(Dollars in thousands except per share amounts)
Balance at June 30, 2008	$724	$168,405	$637,501	$(2,963)	$(37,241)	$766,426
Comprehensive Income:
Net income in 2009			165,613			165,613
Foreign currency translation				8,972		8,972
Reclassification Adjustment, net of tax				6,378		6,378
Unrealized investment losses, net of tax				(5,230)		(5,230)

Comprehensive Income						175,733

Stock-based compensation		7,550				7,550
Cash dividends of $0.16 per common share			(11,437)			(11,437)
Proceeds from exercise of stock options	5	12,510			(358)	12,157
Tax benefit from exercise of stock options		8,131				8,131
Proceeds from stock issued under Employee Stock
Purchase Plan		500			1,566	2,066
Repurchase of common shares for treasury					(33,684)	(33,684)

Balance at June 30, 2009	729	197,096	791,677	7,157	(69,717)	926,942
Comprehensive Income:
Net income in 2010			279,909			279,909
Foreign currency translation				2,623		2,623
Unrealized investment gains, net of tax				116		116

Comprehensive Income						282,648

Accretion of Noncontrolling Interest			(1,745)			(1,745)
Stock-based compensation		10,148				10,148
Cash dividends of $0.20 per common share			(14,250)			(14,250)
Proceeds from exercise of stock options	5	13,489			(453)	13,041
Tax benefit from exercise of stock options		3,283				3,283
Proceeds from stock issued under Employee Stock
Purchase Plan		193			804	997
Repurchase of common shares for treasury					(41,683)	(41,683)

Balance at June 30, 2010	734	224,209	1,055,591	9,896	(111,049)	1,179,381
Comprehensive Income:
Net income in 2011			330,403			330,403
Foreign currency translation				5,646		5,646
Unrealized investment gains, net of tax				187		187

Comprehensive Income						336,236

Accretion of Noncontrolling Interest			(1,321)			(1,321)
Stock-based compensation		14,251				14,251
Cash dividends of $0.24 per common share			(16,701)			(16,701)
Proceeds from exercise of stock options	4	9,094			(748)	8,350
Tax benefit from exercise of stock options		800				800
Proceeds from stock issued under Employee Stock
Purchase Plan		64			1,396	1,460
Repurchase of common shares for treasury					(132,940)	(132,940)

Balance at June 30, 2011	$738	$248,418	$1,367,972	$15,729	$(243,341)	$1,389,516

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
Notes to Consolidated Financial Statements
NOTE 1: NATURE OF OPERATIONS
     DeVry Inc. (“DeVry”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. DeVry’s wholly owned subsidiaries consist of:

•	Advanced Academics Inc.	•	DeVry University

•	Becker Professional Education	•	Ross University

•	Chamberlain College of Nursing	•	Carrington Colleges Group, Inc.
     In addition, DeVry owns a majority stake in DeVry Brasil (formerly known as Fanor); a Brazilian based postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in secondary through postsecondary education as well as accounting and finance professionals.
     DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology; healthcare technology; business and management. At June 30, 2011, DeVry University programs were offered at more than 99 locations in the United States and Canada and through DeVry University’s online platform.
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
     Chamberlain College of Nursing (“Chamberlain”) through its 9 locations in the United States; offers associate, bachelor’s and master’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree or nursing diploma program. Non-clinical coursework is offered both on campus and online.
     Carrington (also known as U.S. Education) is comprised of Carrington College (formerly known as Apollo College), with 10 campuses in six western states, and Carrington College of California (formerly known as Western Career College), with nine campuses in California. Carrington College offers degree and diploma programs in health care, dental, and veterinary career fields. Carrington College of California provides career training in the areas of health care, graphics design and criminal justice. Non-clinical coursework is offered both on campus and online at all Carrington Colleges.
     Becker Professional Education (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”), Chartered Financial Analyst (“CFA”), Association of Chartered Certified Accounts (“ACCA”) and Chartered Institute of Management Accountants (“CIMA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 40 foreign countries and some DeVry University teaching sites.
     Advanced Academics Inc (“AAI”) supplements traditional high school classroom programs through online course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in six states.
     DeVry Brasil is based in Fortaleza, Ceará, Brazil, and is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, and Faculdade FTE ÁREA1. These institutions operate five campus locations in the cities of Salvador and Fortaleza, and serve more than 13,000 students through undergraduate and graduate programs in business management, law and engineering.

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
     In fiscal year 2011, as part of continuing operations in Pennsylvania, DeVry was required to maintain a “minimum protective endowment” of at least $500,000. These funds are required as long as DeVry operates campuses in the state. DeVry accounts for these funds as restricted cash.
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
     Marketable securities and investments consist of investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2011 (dollars in thousands):

	Gross Unrealized
				Fair
	Cost	(Loss)	Gain	Value
Marketable Securities:
Bond Mutual Fund	$903	$—	$51	$954
Stock Mutual Funds	2,005	(384)	—	1,621

Total Marketable Securities	$2,908	$(384)	$51	$2,575

     Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2011, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.
     As of June 30, 2011, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of June 30, 2011.
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
     On March 10, 2009, DeVry signed an agreement to acquire a majority stake in DeVry Brasil (also known as Fanor), a leading provider of private postsecondary education in northeastern Brazil (see “Note 7 — Business Combinations”). The purchase was closed on April 1, 2009. Under the terms of the agreement, the purchase price was paid in Brazilian Real. During March 2009, DeVry purchased a non-deliverable foreign exchange forward contract in the amount of the expected cash outlay to close the transaction, in order to protect against a strengthening in the value of the Brazilian Real. This contract was settled in March 2009 by purchasing another foreign exchange contract to offset the first position, once the necessary cash was delivered to Brazil. DeVry recognized a gain in the third quarter of fiscal 2009 on the settlement of approximately $1.3 million due to the strengthening of the Brazilian Real. This gain is included in Interest and Other (Expense) Income in the Consolidated Statements of Income.
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
     Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We perform this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Related reserves with respect to uncollectible accounts and refunds totaled $64.3 million and $63.1 million at June 30, 2011 and June 30, 2010, respectively.
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
  Internal-Use Software Development Costs
     DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during fiscal years 2011, 2010 and 2009 were approximately $25.3 million, $36.2 million and $11.1 million, respectively. In all three years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of June 30, 2011 and 2010, the net balance of capitalized software development costs was $67.2 million and $45.6 million, respectively.
  Business Combinations, Intangible Assets and Goodwill
     Intangible assets relate mainly to acquired business operations (see “Note 7-Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.
     In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2011. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.
     For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 8-Intangible Assets” for results of DeVry’s required impairment analysis of its intangible assets and goodwill.
     Intangible assets with finite lives are amortized over their expected economic lives, generally two to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.
     DeVry expenses all curriculum development, new school opening and student recruiting costs as incurred.

  Perkins Program Fund
     DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal years 2011 or 2010. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at June 30, 2011 and 2010. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.
  Fair Value of Financial Instruments
     The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, marketable securities and investments (see “Note 4 — Fair Value of Financial Instruments”), accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry’s current maturities and long-term debt (see “Note 11- Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry’s long-term debt, if any, approximates fair value.
  Foreign Currency Translation
     The financial position and results of operations of Ross University’s Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil, DeVry’s Canadian operations and Becker’s ATC and Hong Kong operations are measured using the local currency as the functional currency. Assets and liabilities of the these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss). Transaction gains or losses during the years June 30, 2011, 2010 and 2009 were not material.
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
     The Ross University operating subsidiaries in Dominica and St. Kitts have agreements with their respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively. Also, DeVry intends to indefinitely reinvest existing cash balances, subsequent earnings and cash flow in Ross University or other business opportunities outside the United States. Accordingly, no provision for current income taxes is being recorded for income attributable to these taxing jurisdictions (See “Note 10-Income Taxes”).
  Guarantees
     Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements is minimal. DeVry has no liabilities recorded for these agreements as of June 30, 2011 and 2010.

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
     All derivative contracts are reported at fair value, with changes in fair value reported in earnings or deferred, depending on the nature and effectiveness of the offset or hedging relationship. Any ineffectiveness in a hedging relationship is recognized immediately in earnings. There were no outstanding derivatives at June 30, 2011 or June 30, 2010.
  Prepaid Clinical Fees
     Clinical rotation costs for Ross University medical students are included in Cost of Educational Services. Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships. The hospital group closed two of its hospitals due to financial difficulties in February 2009. To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships. As of June 30, 2011, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $6.2 million. Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance.
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
     The following is a reconciliation of the non-controlling interest balance (in thousands):

	Year Ended June 30,
	2011	2010
Balance at Beginning of Period	$5,007	$3,188
Net Income Attributable to Non-controlling Interest	427	74
Accretion of Non-controlling Interest Put Option	1,321	1,745

Balance at End of Period	$6,755	$5,007

  Earnings per Common Share
     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2011, 2010 and 2009 computations of diluted earnings per share were options to purchase 1,210,000, 759,000 and 426,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.
     The following is a reconciliation of basic shares to diluted shares.

	Years Ended June 30,
	2011	2010	2009
Weighted Average Shares Outstanding	69,608	71,140	71,515
Unvested participating Restricted Shares	295	192	—

Basic Shares	69,903	71,332	71,515
Effect of Dilutive Stock Options	717	935	1,001

Diluted Shares	70,620	72,267	72,516

  Treasury Stock
     DeVry’s Board of Directors has authorized stock repurchase programs on six occasions (see “Note 6 — Dividends and Stock Repurchase Program”). The first five repurchase programs are all completed as of June 2011. The sixth repurchase program was approved by the DeVry Board of Directors on May 20, 2011, and it was commenced in late June 2011. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.
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
  Reclassifications
Certain previously reported amounts in fiscal 2010 have been reclassified to conform to current presentation format. These reclassifications had no effect on reported net income.

  Accumulated Other Comprehensive Income (Loss)
     Accumulated Other Comprehensive Income (Loss) is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income (Loss) for the years ended June 30, 2011, 2010 and 2009 (dollars in thousands).

	Year Ended June 30,
	2011	2010	2009
Balance at Beginning of Period	$9,896	$7,157	$(2,963)
Net Unrealized Investment Gains (Losses)	187	116	(5,230)
Net Unrealized Investment Losses Recognized	—	—	6,378
Translation Adjustments:
Attributable to DeVry Inc.	4,411	1,970	7,637
Attributable to Non-controlling Interest	1,235	653	1,335

Balance at End of Period	$15,729	$9,896	$7,157

     The Accumulated Other Comprehensive Income balance at June 30, 2011, consists of $15.9 million ($12.8 million attributable to DeVry Inc. and $3.1 million attributable to non-controlling interests) of cumulative translation gains and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At June 30, 2010, this balance consisted of $10.3 million of cumulative translation gains ($8.3 million attributable to DeVry Inc. and $2.0 million attributable to non-controlling interests) and $0.4 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.
  Advertising Expense
     Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $252.7 million, $224.1 million, and $179.4 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. The increase in advertising expense in fiscal year 2011 was the result of investments in marketing initiatives to increase enrollments.
  Recent Accounting Pronouncements
     In June 2011, the FASB issued authoritative guidance updating the disclosure requirements for Comprehensive Income. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Currently, we present total comprehensive income and the components of other comprehensive income in the Consolidated Statement of Shareholders’ Equity and in the footnotes to the consolidated financial statements. The application of this guidance will require presentation of comprehensive income on a different consolidated financial statement.
     In May 2011, the FASB issued authoritative guidance clarifying the application of existing fair value measurements and disclosure requirements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Management has not yet determined the effect that the application of this guidance will have on DeVry’s consolidated financial statements.
     In December 2010, the FASB issued authoritative guidance updating the disclosure requirements of supplemental pro forma information for business combinations. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The application of this guidance did not have a material impact on DeVry’s consolidated financial statements or financial statement disclosures.
     In December 2010, the FASB issued authoritative guidance on applying the goodwill impairment test for reporting units with zero or negative carrying amounts. This guidance became effective for our interim and annual reporting periods beginning January 1, 2011. The adoption of this guidance did not have a material impact on DeVry’s consolidated financial statements or financial statement disclosures.
     In July 2010, the FASB issued authoritative guidance for improving disclosure on the credit quality of financing receivables and allowances for credit losses. This guidance requires reporting entities to provide information that will enable readers of financial statements to understand the nature of credit risk in a company’s financing receivables, how that risk is analyzed in determining the related allowance for credit losses and changes to the allowance during the reporting period. The guidance is effective for DeVry’s second quarter of fiscal year 2011, and it is to be used for quarterly and annual filings. The application of this guidance is included in Note 5 to these consolidated financial statements.
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance that modifies the fair value requirement of multiple element revenue arrangements. The new guidance allows the use of the “best estimate of selling price” in addition to vendor-specific objective evidence (“VSOE”) and third-party evidence (“TPE”) for determining the selling price of a deliverable. A vendor is now required to use its best estimate of the selling price when VSOE or TPE of the selling price cannot be determined. In addition, the residual method of allocating arrangement consideration is no longer permitted. The guidance requires expanded qualitative and quantitative disclosures and is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on DeVry’s consolidated financial statements or financial statement disclosures.
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
     At June 30, 2011, 4,356,269 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.
     Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.
     The following is a summary of options activity for the fiscal year ended June 30, 2011:

			Average
		Weighted	Weighted	Aggregate
	Options	Average	Remaining	Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value ($000)
Outstanding at July 1, 2010	2,634,541	$33.76
Options Granted	508,150	$38.71
Options Exercised	(310,740)	$29.37
Options Canceled	(50,415)	$36.89

Outstanding at June 30, 2011	2,781,536	$35.18	6.13	$66,623

Exercisable at June 30, 2011	1,525,037	$29.83	4.72	$44,689

     The total intrinsic value of options exercised for the years ended June 30, 2011, 2010 and 2009 was $7.5 million, $16.8 million and $15.9 million, respectively.
     The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

     The weighted average estimated grant date fair values for options granted at market price under DeVry’s stock option plans during fiscal years 2011, 2010 and 2009 were $16.53, $23.11 and $23.54, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2011	2010	2009
Expected life (in years)	6.67	6.77	6.79
Expected volatility	41.88%	41.06%	41.57%
Risk-free interest rate	1.99%	3.02%	3.39%
Dividend yield	0.29%	0.31%	0.23%
Pre-vesting forfeiture rate	5.00%	5.00%	5.00%
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
     During the fiscal year 2011, DeVry granted 290,350 shares of restricted stock to selected employees and non-employee directors. Of these, 69,970 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 220,380 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the year ended June 30, 2011:

		Weighted
		Average
		Grant
	Restricted	Date
	Stock	Fair
	Outstanding	Value
Nonvested at July 1, 2010	214,098	$52.16
Shares Granted	290,350	$39.94
Shares Vested	(47,883)	$52.18
Shares Cancelled	(19,191)	$48.66

Nonvested at June 30, 2011	437,374	$44.20

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Year Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Cost of Educational Services	$4,560	$3,247	$2,416
Student Services and Administrative Expense	9,691	6,901	5,134
Income Tax Benefit	(4,259)	(2,907)	(1,823)

Net Stock-Based Compensation Expense	$9,992	$7,241	$5,727

     As of June 30, 2011, $23.1 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options vested during the years ended June 30, 2011, 2010 and 2009 was approximately $7.2 million, $6.6 million and $5.4 million, respectively.
     There were no capitalized stock-based compensation costs at June 30, 2011 and 2010.

     DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.
NOTE 4: FAIR VALUE MEASUREMENTS
     As permitted by the authoritative guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value such as financial assets and liabilities required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of June 30, 2011.
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
     The following tables present DeVry’s assets at June 30, 2011, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$447,145	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,575	—	—

Total Financial Assets at Fair Value	$449,720	$—	$—

     Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

     Below is a roll-forward of assets measured at fair value using Level 3 inputs for the fiscal year ended June 30, 2011 (dollars in thousands). At no time during the most recent three quarters of fiscal 2011 were any assets measured using Level 3 inputs. All Level 3 investments were purchased by DeVry’s broker, UBS, in early July 2010. These investments consisted of auction rate securities. These securities were valued using a discounted cash flow model using assumptions that, in management’s judgment, reflected the assumptions a marketplace participant would have used.

Investments
For the Year Ended
June 30, 2011
Balance at Beginning of Period	$13,495

Purchases, Sales and Maturities	(13,495)

Balance at June 30, 2011	$—

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
     The following table details the institutional loan balances along with the related allowances for credit losses as of June 30, 2011 and 2010.

	As of June 30,
	2011	2010
	(Dollars in thousands)

Gross Institutional Student Loans	$50,025	$34,491

Allowance for Credit Losses	(20,284)	(16,652)

Net Institutional Student Loans	$29,741	$17,839

     Of the net balances above, $18.4 million and $9.9 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at June 30, 2011 and 2010, respectively, and $11.3 million and $7.9 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at June 30, 2011 and 2010, respectively.

     The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of June 30, 2011 and 2010. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of June 30,
	2011	2010
Institutional Student Loans:
Performing	$37,168	$24,811
Nonperforming	12,857	9,680

Total Institutional Student Loans	$50,025	$34,491

			Greater			Total
	30-59	60-89	Than 90			Institutional
	Days	Days	Days	Total		Student
	Past Due	Past Due	Past Due	Past Due	Current	Loans
Institutional Student Loans:
June 30, 2011	$3,405	$1,705	$14,301	$19,411	$30,614	$50,025
June 30, 2010	$2,531	$1,754	$11,017	$15,302	$19,189	$34,491
NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM
During fiscal years 2011 and 2010, DeVry’s Board of Directors declared the following cash dividends:

				Total
				Dividend
Declaration	Record	Payment	Dividend	Amount
Date	Date	Date	Per Share	(In Thousands)
November 11, 2009	December 11, 2009	January 7, 2010	$0.10	$7,133
May 18, 2010	June 15, 2010	July 8, 2010	$0.10	$7,117
November 11, 2010	December 10, 2010	January 7, 2011	$0.12	$8,412
May 20, 2011	June 20, 2011	July 12, 2011	$0.12	$8,289
     The dividend paid on July 11, 2011 of $8.3 million was recorded as a reduction to retained earnings as of June 30, 2011. Future dividends will be at the discretion of the Board of Directors.
     DeVry has repurchased shares under the following programs as of June 30, 2011:

Date	Shares	Total Cost
Authorized	Repurchased	(millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	144,000	8.3

Totals	5,123,754	$243.3

     On May 20, 2011, the DeVry Board of Directors authorized a sixth share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through June 30, 2013. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.
     Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.
NOTE 7: BUSINESS COMBINATIONS
     ATC International
          On May 4, 2011, Becker Professional Education, a subsidiary of DeVry Inc., acquired the operations of Accountancy Tuition Centre International (“ATC”), a leading provider of professional accounting and finance training with centers in Central and Eastern Europe as well as Central Asia. ATC provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting. The acquisition expands Becker’s global accounting training platform, allowing it to further leverage its relationships with global accounting firms. The results of ATC’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At May 4, 2011
Current Assets	$2,534
Property and Equipment	23
Other Long-term Assets	61
Intangible Assets	4,639
Goodwill	5,010

Total Assets Acquired	12,267
Liabilities Assumed	7,513

Net Assets Acquired	$4,754

     Goodwill was all assigned to the Becker Professional Review reporting unit which is classified within the International, K-12 and Professional Education segment. None of the goodwill acquired is expected to be deductible for income tax purposes. The acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	At May 4, 2011
	Value	Estimated
	Assigned	Useful Lives
Customer Relationships	$3,230	12 years
Curriculum and Course Materials	1,071	5 years
Trade Names and Trademarks	140	2 years
Non-Compete Agreements	116	2 years
Non-Compete Agreements	82	6 months
     There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

     Carrington
     On September 18, 2008, DeVry Inc. acquired the operations of U.S. Education, the parent organization of Apollo College and Western Career College, for $290 million. On July 1, 2010, Apollo College changed its name to Carrington College and Western Career College changed its name to Carrington College of California. Collectively these institutions are now referred to as Carrington. Including working capital adjustments and direct costs of acquisition, total consideration paid was approximately $303 million in cash. The results of Carrington’s operations have been included in the consolidated financial statements of DeVry since that date. The total consideration was comprised of approximately $137 million of internal cash resources, approximately $120 million of borrowings under DeVry’s existing credit facility and approximately $46 million of borrowings against its outstanding auction rate securities. The operating results of Carrington have been included in the DeVry consolidated operating results since the date of acquisition.
     Carrington prepares students for careers in healthcare through certificate, associate and bachelor’s degree programs in such rapidly growing fields as nursing, ultrasound and radiography technology, surgical technology, veterinary technology, pharmacy technology, dental hygiene, and medical and dental assisting. The two colleges operate 19 campus locations in the western United States. The addition of Carrington has further diversified DeVry’s curricula.
     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 18,
2008
Current Assets	$46,042
Property and Equipment	19,558
Other Long-term Assets	3,179
Intangible Assets	128,600
Goodwill	185,717

Total Assets Acquired	383,096
Liabilities Assumed	80,121

Net Assets Acquired	$302,975

     Goodwill was all assigned to the Carrington reporting unit which is classified within the Medical and Healthcare segment. Approximately $57 million of the goodwill acquired is expected to be deductible for income tax purposes. Of the $128.6 million of acquired intangible assets, $112.3 million was assigned to the value of the Carrington Title IV Eligibility and Accreditations which have been determined to not be subject to amortization. The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

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
     The DeVry Brasil management put option, which is not currently redeemable but is probable of becoming redeemable, is being accreted to its expected redemption value according to a fair market value formula contained in the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance. This adjustment has resulted in a $3.1 million increase in the non-controlling interest balance and a corresponding decrease to retained earnings as of June 30, 2011. The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry’s historical non-controlling interest accounting policy.
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

     Goodwill was all assigned to the DeVry Brasil reporting unit which is classified within the International, K-12 and Professional Education segment. Approximately $12.0 million of the goodwill acquired is expected to be deductible for income tax purposes. Of the $18.9 million of acquired intangible assets, approximately $10.0 million was assigned to the value of the DeVry Brasil Accreditations which has been determined to not be subject to amortization. The remaining acquired intangible assets have all been determined to be subject to amortization and their values and estimated useful lives are as follows (dollars in thousands):

	At April 1, 2009
	Value	Estimated
	Assigned	Useful Life
Trade Name — Fanor	$359	5 years
Trade Name — Area 1	1,653	10 years
Trade Name — Ruy Barbosa	359	5 years
Student Relationships	6,362	5 years
Curriculum	252	5 years
     There is no pro forma presentation of prior year operating results related to this acquisition due to the insignificant effect on consolidated operations.

NOTE 8: INTANGIBLE ASSETS
     Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.
     Intangible assets consist of the following (dollars in thousands):

	June 30, 2011
			Weighted
	Gross		Avg.
	Carrying	Accumulated	Amortization
	Amount	Amortization	Period
Amortizable Intangible Assets:
Student Relationships	$$65,585	$(62,169)	(1)
Customer Relationships	3,121	(43)	12 years
Customer Contracts	7,000	(5,142)	6 years
License and Non-compete Agreements	2,875	(2,719)	1.5 years
Class Materials	2,900	(2,060)	14 years
Curriculum/Software	4,703	(2,479)	5 years
Outplacement Relationships	3,900	(724)	15 years
Trade Names	8,718	(6,139)	(2)
Other	639	(639)	6 years

Total	$99,441	$(82,114)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	14,578

Total	$178,135

(1)	The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil. All other student relationships are fully amortized as of June 30, 2011.

(2)	The total weighted average estimated amortization period for Trade Names is 2 years and 8.5 years for ATC and DeVry Brasil (Fanor, Ruy Barbosa and AREA1), respectively. All other Trade Names are fully amortized as of June 30, 2011.

	As of June 30, 2010
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortizable Intangible Assets:
Student Relationships	$64,365	$(59,393)
Customer Contracts	7,000	(3,836)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,900)
Curriculum/Software	3,620	(1,699)
Outplacement Relationships	3,900	(464)
Trade Names	8,128	(4,651)
Other	639	(639)

Total	$93,236	$(75,266)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	12,668

Total	$176,225

     Amortization expense for amortized intangible assets was $6.1 million, $10.8 million and $10.5 million for the years ended June 30, 2011, 2010 and 2009, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

	Advanced		DeVry
Fiscal Year	Academics	Becker	Brasil	Carrington	Total
2012	$1,538	$855	$2,368	$420	$5,181
2013	618	782	1,794	420	3,614
2014	369	679	764	295	2,107
2015	—	679	242	260	1,181
2016	—	485	242	260	987
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
     Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity. Beginning in fiscal year 2010, the Trade Name associated with the Stalla CFA Review was reclassified to a finite lived intangible asset and amortized on a straight line basis over two years. This asset is fully amortized as of June 30, 2011.
     Authoritative guidance provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2011 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceed the carrying amounts.
The table below summarizes the goodwill balances by reporting unit as of June 30, 2011 (dollars in thousands):

Reporting Unit
DeVry University	$22,196
Becker Professional Review	29,599
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
Carrington	185,717
DeVry Brasil	27,145

Total	$523,620

The table below summarizes goodwill balances by reporting segment as of June 30, 2011 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	427,606
International, K-12 and Professional Education	73,818

Total	$523,620

     Total goodwill increased by $8.8 million from June 30, 2010. This increase is the result of the addition of $5.0 million of goodwill associated with the acquisition of ATC, the recognition of a preacquisition related liability of $0.7 million at DeVry Brasil and changes in the values of the Brazilian Real and the British Sterling Pound as compared to the U.S. dollar. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in their value in relation to the U.S. dollar will cause changes in the balance of this asset.

     The table below summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2011 and 2010 (dollars in thousands):

			International,
	Business,		K-12 and
	Technology and	Medical and	Professional
	Management	Healthcare	Education	Total

Balance at June 30, 2009	$22,196	$427,606	$62,766	$512,568
Foreign currency exchange rate changes and other	—	—	2,296	2,296

Balance at June 30, 2010	22,196	427,606	65,062	514,864
Acquisitions	—	—	5,010	5,010
Foreign currency exchange rate changes and other	—	—	3,746	3,746

Balance at June 30, 2011	$22,196	$427,606	$73,818	$523,620

     The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of June 30, 2011 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington	112,300
DeVry Brasil	14,578

Total	$178,135

     Total indefinite-lived intangible assets increased by $1.9 million from June 30, 2010. This change is the result of the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.
NOTE 9: REAL ESTATE TRANSACTIONS
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

NOTE 10: INCOME TAXES
The components of income before income taxes are as follows (dollars in thousands).

	For the Year Ended June 30,
	2011	2010	2009
U.S.	$427,726	$345,850	$179,517
Foreign	66,706	66,772	57,835

Total	$494,432	$412,622	$237,352

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
Income Tax Provision:	2011	2010	2009

Current Tax Provision
U.S. Federal	$114,295	$117,423	$58,638
State and Local	24,057	24,563	6,532
Foreign	285	14	(1,418)

Total Current	138,637	142,000	63,752
Deferred Tax Provision
U.S. Federal	19,671	(8,253)	7,722
State and Local	5,130	(1,108)	226
Foreign	164	—	—

Total Deferred	24,965	(9,361)	7,948

Income Tax Provision	$163,602	$132,639	$71,700

     The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	2011		2010		2009
Income Tax at Statutory Rate	$173,051	35.0%	$144,418	35.0%	$83,073	35.0%
Lower Rates on Foreign Operations	(22,413)	-4.5%	(22,524)	-5.5%	(19,186)	-8.1%
State Income Taxes	16,762	3.4%	13,129	3.1%	8,574	3.6%
Stock Options	481	0.1%	(164)	0.0%	372	0.2%
Tax Credits and Other	(4,279)	-0.9%	(2,220)	-0.5%	(1,133)	-0.5%

Income Tax Provision	$163,602	33.1%	$132,639	32.1%	$71,700	30.2%

     Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2011	2010	2009
Loss Carryforwards, net	$10,477	$11,053	$9,373
Employee Benefits	4,278	4,330	5,585
Stock-Based Payments	9,262	7,250	6,239
Deferred Rent	17,668	13,909	7,132
Receivable Reserve	22,240	19,951	17,235
Depreciation	—	2,778	5,062
Other Reserves	4,122	2,792	538
Less: Valuation Allowance	(6,852)	(6,852)	(6,852)

Gross Deferred Tax Assets	61,195	55,211	44,312

Depreciation	(26,321)	—	—
Amortization of Intangible Assets	(79,446)	(74,357)	(74,754)

Gross Deferred Tax Liability	(105,767)	(74,357)	(74,754)

Net Deferred Taxes	$(44,572)	$(19,146)	$(30,442)

     DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2031.
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
     Valuation allowances have been established for approximately $6.8 million for the years ended June 30, 2011 and 2010. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary and $0.3 million for certain state net operating loss carryforwards that may expire before their benefits are utilized. The Canadian valuation allowances are composed of net operating losses of $2.5 million, depreciation of $3.5 million and $0.5 million of other deferred tax benefits.
     DeVry historically has included U.S. net operating loss carryforwards of approximately $3.0 million, which are permanently precluded from use under Internal Revenue Code Section 382: Limitation on Net Operating Loss Carryforwards and Certain Built-In Losses Following Ownership Change, in its inventory of deferred tax assets, offset by a full valuation allowance. DeVry will no longer reflect deferred tax assets that become subject to these limitations, nor will corresponding valuation allowances for these items be required. Therefore, for the year ended June 30, 2011, deferred tax assets have been reduced by $3.0 million related to U.S. net operating loss carryforwards which are permanently precluded from use under Internal Revenue Code Section 382 with a corresponding reduction in the valuation allowance to reflect this change.
     Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.
     DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of June 30, 2011 and 2010, cumulative undistributed earnings attributable to international operations were approximately $332.3 million and $266.8 million, respectively.

     The effective tax rate was 33.1% for fiscal year 2011, compared to 32.1% for the prior year. The higher effective income tax rate in fiscal year 2011 was primarily due to an increase in the proportion of income generated by U.S. operations versus the offshore operations of Ross University as compared to the prior year.
     As of June 30, 2011 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $11.9 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $11.9 million. As of June 30, 2010, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $7.1 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $7.1 million. We expect that our unrecognized tax benefits will decrease by approximately $3.2 million during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2011, 2010, and 2009 was $1.0 million, $.7 million, and $.5 million respectively. Interest and penalties recognized during the years ended June 30, 2011, 2010, and 2009 were $0.3 million, $.2 million and $.1 million respectively. The changes in our unrecognized tax benefits were (dollars in millions):

	For the Year Ended June 30,
	2011	2010	2009
Beginning Balance, July 1	$7.1	$2.2	$2.6
Increases from Positions Taken During Prior Periods	1.9	2.2	—
Decreases from Positions Taken During Prior Periods	(1.3)	(0.7)	(0.5)
Increases from Positions Taken During the Current Period	4.2	3.4	0.1

Ending Balance, June 30	$11.9	$7.1	$2.2

     DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2006.
NOTE 11: DEBT
     DeVry had no outstanding borrowings at June 30, 2011 and June 30, 2010.
Revolving Credit Facility
     All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. The revolving credit facility became effective on May 10, 2011, and replaced an existing $175 million credit facility that was set to expire in January 2012. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $3.0 million as of June 30, 2011, and were $4.6 million as of June 30, 2010 under the previous agreement. As of June 30, 2011, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of June 30, 2011, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.75% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of June 30, 2011. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.
     The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2011.
     The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

Auction Rate Securities Collateralized Line of Credit
     In connection with the completion of the acquisition of Carrington, on September 18, 2008, (see “Note 7 — Business Combinations”) DeVry borrowed approximately $46 million against its portfolio of auction rate securities under a temporary, uncommitted, demand revolving line of credit facility between DeVry Inc. and UBS Bank USA (the “Lender”). This borrowing totaled approximately 80% of the fair market value on September 18, 2008, of DeVry’s auction rate securities portfolio held through its broker, UBS, which is the maximum borrowing permitted under this credit facility. These borrowing were fully repaid as of June 30, 2010, and the lending agreement was terminated.
NOTE 12: EMPLOYEE BENEFIT PLANS
  Success Sharing Retirement Plan
     All employees, except those of DeVry Brasil and ATC, who meet certain eligibility requirements can participate in DeVry’s 401(k) Success Sharing Retirement Plan. DeVry contributes to the plan an amount up to 4.0% of the total eligible compensation of employees who make contributions under the plan. Prior to fiscal 2009, this match was up to 2% of total eligible compensation. In addition, DeVry may also make discretionary contributions for the benefit of all eligible employees. Provisions for the matching and discretionary contributions under the plan were approximately $33.1 million, $27.6 million and $19.7 million in fiscal 2011, 2010 and 2009, respectively. Prior to January 1, 2010, employees of DeVry Medical International, Inc. and Ross University participated in two separate plans and received matching contributions of up to 5% of total eligible compensation. After this date, these employees became eligible to participate in the DeVry 401(k) Success Sharing Retirement Plan.
  Employee Stock Purchase Plan
     Under provisions of DeVry’s Employee Stock Purchase Plan, any eligible employee may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2011, 2010 and 2009. Total shares issued to the Plan were 30,289 and 18,502 in fiscal 2011 and 2010, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. At the current time, DeVry is re-issuing treasury shares to satisfy employee share purchases under this plan
NOTE 13: SHAREHOLDER RIGHTS PLAN
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
     The Rights are redeemable for $.001 per Right, subject to adjustment, before the acquisition by a person or group owning 15% or more of DeVry’s Common Stock. The Rights will expire on December 6, 2014.
NOTE 14: COMMITMENTS AND CONTINGENCIES
     DeVry and its subsidiaries, lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

     Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2011, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2012	$79,100
2013	77,100
2014	72,400
2015	69,300
2016	63,900
Thereafter	272,600
     DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.
     Rent expenses for the years ended June 30, 2011, 2010 and 2009 were $85.1 million, $82.4 million and $69.7 million, respectively.
     DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other claims arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.
     The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claim DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. DeVry and its executives believe the allegations contained in the Amended Complaint are without merit and they are defending them vigorously. On May 6, 2011, DeVry filed a Motion to Dismiss the Amended Complaint, which is pending before the Court.
     Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Consolidated Cases”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). Both the Consolidated cases and the Dotro case have been stayed by agreement of the parties pending resolution of DeVry’s forthcoming Motion to Dismiss the Shareholder Case (“Motion to Dismiss”).
     The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon T. Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.
     Although DeVry believes that the Shareholder Case and the Derivative Actions are without merit, the ultimate outcome of pending litigation is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter will have a material effect on its cash flows, results of operations or financial position.
NOTE 15: SEGMENT INFORMATION
     DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations.” DeVry presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and Carrington; “International, K-12 and

Professional Education”, which includes the operations of DeVry Brasil, AAI and the professional exam review and training operations of Becker Professional Review.
     These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization, non-controlling interest and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies.”
     The segments described above have changed from those previously reported, effective with the beginning of the fourth quarter of fiscal year 2011. The two largest segments, Business, Technology and Management and Medical and Healthcare, remained unchanged and consist of our two U.S. postsecondary educational segments. The former Other Educational Services segment was combined with the former Professional Education segment to create the International, K-12 and Professional Education segment. The combining of the former Professional Education and Other Educational Services segments reflects the realignment of DeVry’s management structure with DeVry Brasil, Advanced Academics and Becker Professional Education reporting to one executive. The new segment structure is consistent with how the Chief Operating Decision Maker evaluates performance and allocates resources to DeVry’s operating segments. In addition, the new structure combines those educational institutions outside of our United States postsecondary educational segments into one segment.
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
Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2011, 2010 and 2009. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Year Ended June 30,
Revenues:	2011	2010	2009
Business, Technology and Management	$1,460,146	$1,263,553	$989,472
Medical and Healthcare	558,335	507,037	362,715
International, K-12 and Professional Education	163,890	144,591	109,266

Total Consolidated Revenues	$2,182,371	$1,915,181	$1,461,453

Operating Income:
Business, Technology and Management	$359,403	$291,060	$126,909
Medical and Healthcare	106,965	111,081	91,651
International, K-12 and Professional Education	32,684	19,882	29,669

Reconciling Items:
Amortization Expense	(6,103)	(10,812)	(10,476)
Depreciation and Other	1,226	(309)	(2,920)

Total Consolidated Operating Income	$494,175	$410,902	$234,833

Interest and Other Income (Expense):
Interest Income	$1,539	$2,080	$5,251
Interest Expense	(1,282)	(1,585)	(2,775)
Net Investment Gain	—	1,225	43

Net Interest and Other Income (Expense)	257	1,720	2,519

Total Consolidated Income Before Income Taxes	$494,432	$412,622	$237,352

Segment Assets:
Business, Technology and Management	$446,810	$406,505	$434,443
Medical and Healthcare	1,036,834	939,854	792,075
International, K-12 and Professional Education	238,733	196,813	182,557
Corporate	128,126	84,654	25,224

Total Consolidated Assets	$1,850,503	$1,627,826	$1,434,299

Additions to Long-lived Assets:
Business, Technology and Management	$55,726	$55,458	$45,683
Medical and Healthcare	40,590	26,453	358,096
International, K-12 and Professional Education	23,844	6,242	53,501
Corporate	25,865	42,856	—

Total Consolidated Additions to Long-lived Assets	$146,025	$131,009	$457,280

Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$135,726	$131,009	$74,044
Increase in Capital Assets from Acquisitions	23	—	33,973
Increase in Intangible Assets and Goodwill	10,276	—	349,263

Total Increase in Consolidated Long-lived Assets	$146,025	$131,009	$457,280

Depreciation Expense:
Business, Technology and Management	$26,572	$32,814	$27,644
Medical and Healthcare	17,025	14,591	10,376
International, K-12 and Professional Education	4,066	3,139	1,158
Corporate	10,370	681	647

Total Consolidated Depreciation	$58,033	$51,225	$39,825

Intangible Asset Amortization Expense:
Medical and Healthcare	420	4,750	7,598
International, K-12 and Professional Education	5,683	6,062	2,878

Total Consolidated Amortization	$6,103	$10,812	$10,476

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
     DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the years ended June 30, 2011, 2010 and 2009. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2011	2010	2009
Revenue from Unaffiliated Customers:

Domestic Operations	$1,913,328	$1,669,517	$1,281,875
International Operations:
Dominica and St. Kitts/Nevis	205,409	193,024	161,361
Other	63,634	52,640	18,217

Total International	269,043	245,664	179,578

Consolidated	$2,182,371	$1,915,181	$1,461,453

Long-lived Assets:
Domestic Operations	$792,482	$730,710	$663,689

International Operations:
Dominica and St. Kitts/Nevis	347,441	331,682	324,112
Other	85,930	65,787	61,051

Total International	433,371	397,469	385,163

Consolidated	$1,225,853	$1,128,179	$1,048,852

No one customer accounted for more than 10% of DeVry’s consolidated revenues.
NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly data for the years ended June 30, 2011 and 2010, are as follows:

	Quarter
					Total
	First	Second	Third	Fourth	Year
2011	(Dollars in thousands, except for per share amounts)
Revenues	$521,428	$551,463	$562,730	$546,750	$2,182,371

Operating Profit	111,815	135,553	137,227	109,580	494,175
Net Income Attributable to DeVry Inc.	$73,601	$88,706	$92,900	$75,196	$330,403
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic	$1.04	$1.26	$1.34	$1.09	$4.73
Diluted	$1.03	$1.25	$1.32	$1.08	$4.68
Cash Dividend Declared per Common Share	$—	$0.12	$—	$0.12	$0.24

	Quarter				Total
	First	Second	Third	Fourth	Year
2010	(Dollars in thousands, except for per share amounts)
Revenues	$431,110	$473,012	$504,385	$506,674	$1,915,181

Operating Profit	79,385	108,929	122,020	100,568	410,902
Net Income Attributable to DeVry Inc.	$54,727	$72,454	$81,152	$71,576	$279,909
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic	$0.77	$1.02	$1.14	$1.00	$3.92
Diluted	$0.76	$1.00	$1.12	$0.99	$3.87
Cash Dividend Declared per Common Share	$—	$0.10	$—	$0.10	$0.20
NOTE 17: SUBSEQUENT EVENT
     On August 3, 2011, AUC School of Medicine B.V. (“AUC BV”) a wholly owned St. Maarten subsidiary of DeVry Inc. acquired the international business operations of privately held American University of the Caribbean (AUC). DeVry Medical International, Inc. (“DMI”), a wholly owned U.S. subsidiary of DeVry Inc. acquired the Florida business operations of Medical Education Administrative Services, Inc. (“MEAS”). Under the terms of the agreement, AUC BV and DMI paid a combined $235 million in cash in exchange for the business assets of AUC and MEAS. AUC’s medical school campus is located in St. Maarten, and its administrative offices are located in Coral Gables, Florida. Currently, management is completing its evaluation of intangible assets and related purchase accounting. The school will become part of DeVry’s Medical and Healthcare segment, joining Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing and Carrington Colleges Group.

DEVRY INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
For the Years Ended June 30, 2011, 2010 and 2009

		Charged
	Balance at	to Costs		Charged to				Balance
	Beginning	and		Other		Deductions		at End of
Description of Allowances and Reserves	of Period	Expenses		Accounts		(c)		Period
	(Dollars in thousands)
FY2011

Deducted from accounts receivable for refunds	$6,866	$43,875	(d)	$(2,833	)(g)	$42,433		$5,475
Deducted from accounts receivable for uncollectable accounts	56,257	44,182		764	(a)	42,387		58,816
Deducted from notes receivable for uncollectable notes	7,730	3,154		—		589		10,295
Deducted from contributions to Perkins loan program for uncollectable loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	6,852	—		—		—		6,852
FY2010

Deducted from accounts receivable for refunds	$4,423	$37,959	(d)	$1,750	(g)	$37,266		$6,866
Deducted from accounts receivable for uncollectable accounts	50,695	43,361		34	(a)	37,833		56,257
Deducted from notes receivable for uncollectable notes	5,454	6,809		—		4,533		7,730
Deducted from contributions to Perkins loan program for uncollectable loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	6,852	—		2,300	(e)	2,300	(f)	6,852
FY2009

Deducted from accounts receivable for refunds	$748	$30,481	(d)	$4,410	(b)	$31,216		$4,423
Deducted from accounts receivable for uncollectable accounts	35,132	41,560		6,324	(b)	32,321		50,695
Deducted from notes receivable for uncollectable notes	5,370	285		(8	)(a)	193		5,454
Deducted from contributions to Perkins loan program for uncollectable loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	13,600	—		(5,548	)(e)	1,200	(f)	6,852

(a)	Effects of foreign currency translation charged to Accumulated Other Comprehensive Income.
(b)	Amounts represent opening balances of reserve accounts of acquired businesses.

(c)	Write-offs of uncollectable amounts and cash refunds for accounts and notes receivable related reserves.

(d)	Amounts recorded as a reduction of revenue.

(e)	Change in related deferred tax balances.

(f)	Utilization of deferred tax assets and expected realization of net operating loss carryforwards.

(g)	Charged to deferred revenue accounts and effects of foreign currency translation charged to Accumulated Other Comprehensive Income.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of DeVry Inc.:
In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 26, 2011

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 3, 2011 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.
     The information called for by Item 10 with respect to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the Proxy Statement.
     In accordance with the information called for by Item 10 relating to Regulation S-K, Item 406 disclosures about the DeVry Code of Conduct and Ethics, DeVry has a Code of Conduct and Ethics which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer and the Controller), and all other employees. The full text of the Code is available on DeVry’s website. DeVry intends to satisfy the requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on its website. To date, there have been no waivers from the Code.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a) The following documents are filed as part of this report:
     (1) Financial Statements
     The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 72 through 106 of this Annual Report on Form 10-K.
     (2) Supplemental Financial Statement Schedules
     The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 105 of this Annual Report on Form 10-K.
     (3) Exhibits
     A complete listing of exhibits is included on pages 109 through 110 of this Annual Report on Form 10-K.
FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

Year Ended June 30,	2011	2010	2009	2008	2007
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$2,182,371	$1,915,181	$1,461,453	$1,091,833	$933,473
Depreciation	58,033	51,225	39,825	34,808	35,979
Amortization of Intangible Assets and Other	6,538	10,997	10,625	5,066	8,028
Interest Income	1,539	2,080	5,251	10,463	7,437
Interest Expense	1,282	1,585	2,775	522	4,784
Net Income	330,403	279,909	165,613	125,532	76,188
Diluted Earnings per Common Share (EPS) - Net Income	4.68	3.87	2.28	1.73	1.07
Shares Used in Calculating Diluted EPS (in thousands)	70,620	72,267	72,516	72,406	71,400
Cash Dividend Declared Per Common Share	0.24	0.20	0.16	0.12	0.10
FINANCIAL POSITION:
Cash and Cash Equivalents	447,145	307,702	165,202	217,199	129,155
Total Assets	1,850,503	1,627,826	1,434,299	1,018,356	844,113
Total Funded Debt	—	—	124,811	—	—
Total Shareholders’ Equity (1)	1,389,516	1,179,381	926,942	766,426	652,403
OTHER SELECTED DATA:
Cash Provided by Operating Activity	407,990	391,548	249,526	198,646	125,176
Capital Expenditures	135,726	131,009	74,044	62,806	38,558
Shares Outstanding at Year-end (in thousands)	68,635	71,030	71,233	71,377	71,131
Closing Price of Common Stock at Year-end	59.13	52.49	50.04	53.62	34.02
Price Earnings Ratio on Common Stock (2)	13	14	22	31	32

(1)	As discussed in Note 10 to the Financial Statements, Total Shareholder’s Equity was revised as a result of a $10.4 million adjustment made to correct errors identified in DeVry’s deferred tax accounts. For purposes of this table, Total Stockholder’s Equity for the respective fiscal years ended June 30, 2007 and 2008 have been revised.

(2)	Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit		Sequentially
Number	Exhibit	Numbered Page	Incorporated by Reference to:
2(a)	Asset Purchase Agreement regarding		Exhibit 2.1 to the Registrant’s
	purchase of American University of the		Form 8-K filed August 5, 2011
	Caribbean, dated as of August 3, 2011		(File No. 1-13988)

3(a)	Restated Certificate of Incorporation		Exhibit 4.1 to the Registrant’s
	of the Registrant		Form S-8, 333-130604 dated
December 22, 2005

3(b)	Amended and Restated By-Laws of the		Exhibit 3.1 to the Registrant’s
	Registrant		Form 8-K dated February 11, 2009

4(a)	Credit Agreement dated May 10, 2011,		Exhibits 4.1, 4.2, 4.3. 4.4, 4.5
	among DeVry Inc. and Certain		and 4.6 to the Registrant’s Form
	Subsidiaries of DeVry Inc. Indentified		8-K filed May 10, 2011 (File No.
	Therein, as the Borrowers, Bank of		1-13988)
America, N.A., as Administrative
Agent, Swing Line Lender and L/C
Issuer, Merrill Lynch, Pierce, Fenner
& Smith as the lead arranger, and The
Other Lenders Party Thereto (the
“Credit Agreement”)

10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s
Form S-3, File No. 333-22457
dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999		Exhibit 10(e) to the Registrant’s
	Stock Incentive Plan		Form 10-K for the year ended June
30, 2002 (File No. 1-13988)

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s
definitive Proxy Statement for
the Annual Meeting of
Shareholders on November 18, 2003

10(d)	Registrant’s Amended and Restated		Exhibit 10.1 to the Registrant’s
	Incentive Plan of 2005		Form 8-K dated November 10, 2010
(File No. 1-13988)

10(e)	Registrant’s Nonqualified Deferred		Exhibit 10(k) to the Company's
	Compensation Plan		Form 10-K for the year ended June
30, 1999 (File No. 1-13988)

10(f)	Form of Indemnification Agreement		Exhibit 10(f) to the Registrant’s
	between the Registrant and its		Form 10-K for the year ended June
	Directors		30, 2010 (File No. 1-13988)

10(g)	Employment Agreement between the		Exhibit 10(a) to the Registrant’s
	Registrant and Ronald L. Taylor		Form 10-Q for the quarter ended
December 31, 2002 (File No. 1-
13988)

10(h)	Senior Advisor Agreement between the		Exhibit 10(b) to the
	Registrant and Ronald L. Taylor		Registrant’s Form 10-Q for the
quarter ended December 31, 2002
(File No. 1-13988)

10(i)	Letter Agreement between the		Exhibit 10.1 to the Registrant’s
	Registrant and Ronald L. Taylor, CEO,		Form 8-K dated August 16, 2006
dated August 15, 2006

10(j)	Employment Agreement between the		Exhibit 10.1 to the Registrant’s
	Registrant and Daniel M. Hamburger		Form 8-K dated November 21, 2006

10(k)	Executive Employment Agreement between the Registrant and Thomas C. Shepherd dated October 12, 2009		Exhibit 10.1 to the Registrant’s Form 8-K dated October 16, 2009

Exhibit		Sequentially
Number	Exhibit	Numbered Page	Incorporated by Reference to:
10(l)	Executive Employment Agreement between the		Exhibit 10.2 to the Registrant's
	Registrant and Richard M. Gunst dated		Form 8-K dated October 16, 2009
	October 12, 2009

10(m)	Executive Employment Agreement between		Exhibit 10.3 to the Registrant's
	the Registrant and Daniel M. Hamburger		Form 8-K dated October 16, 2009
	dated October 12, 2009

10(n)	Executive Employment Agreement between		Exhibit 10.1 to the Registrant's
	the Registrant and William Hughson		Form 8-K dated September 15, 2009
	dated September 9, 2009

21	Subsidiaries of the Registrant	112

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	114

31	Rule 13a-14(a)/15d-14(a) Certifications	115

32	Section 1350 Certifications	117

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.
Date: August 26, 2011
By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold T. Shapiro Harold T. Shapiro	Board Chair and Director	August 26, 2011

/s/ Daniel M. Hamburger Daniel M. Hamburger	Chief Executive Officer and Director	August 26, 2011

/s/ Richard M. Gunst Richard M. Gunst	Senior Vice President, Chief Financial Officer, and Principal Accounting Officer	August 26, 2011

/s/ Ronald L. Taylor Ronald L. Taylor	Director	August 26, 2011

/s/ Darren R. Huston Darren R. Huston	Director	August 26, 2011

/s/ David S. Brown David S. Brown	Director	August 26, 2011

/s/ Connie R. Curran Connie R. Curran	Director	August 26, 2011

/s/ William T. Keevan William T. Keevan	Director	August 26, 2011

/s/ Lyle Logan Lyle Logan	Director	August 26, 2011

/s/ Julie A. McGee Julie A. McGee	Director	August 26, 2011

/s/ Lisa W. Pickrum Lisa W. Pickrum	Director	August 26, 2011

/s/ Fernando Ruiz Fernando Ruiz	Director	August 26, 2011

/s/ Gary Butler Gary Butler	Director	August 26, 2011