Form 10-Q
period 2011-09-30
DEVRY INC
filed 2011-11-04
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

(630) 515-7700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as  defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: October 28, 2011 — 67,276,972 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM  10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,	September 30,
	2011	2011	2010
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$322,918	$447,145	$450,994
Marketable Securities and Investments	2,337	2,575	2,330
Restricted Cash	5,697	2,308	11,142
Accounts Receivable, Net	151,428	114,689	161,323
Deferred Income Taxes, Net	21,712	24,457	24,202
Prepaid Expenses and Other	41,139	33,476	30,784

Total Current Assets	545,231	624,650	680,775

Land, Buildings and Equipment:
Land	61,378	54,404	54,097
Buildings	352,043	314,274	288,858
Equipment	426,345	402,179	347,689
Construction In Progress	51,860	63,310	47,441

	891,626	834,167	738,085
Accumulated Depreciation	(375,841)	(365,923)	(339,565)

Land, Buildings and Equipment, Net	515,785	468,244	398,520

Other Assets:
Intangible Assets, Net	321,250	195,462	193,898
Goodwill	589,780	523,620	516,104
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	26,431	25,077	20,158

Total Other Assets	950,911	757,609	743,610

TOTAL ASSETS	$2,011,927	$1,850,503	$1,822,905

LIABILITIES:
Current Liabilities:
Accounts Payable	$65,678	$63,611	$74,527
Accrued Salaries, Wages and Benefits	77,925	107,829	73,565
Accrued Expenses	50,128	47,097	79,399
Advance Tuition Payments	18,135	22,362	19,653
Deferred Tuition Revenue	250,830	75,532	245,269

Total Current Liabilities	462,696	316,431	492,413
Other Liabilities:
Deferred Income Taxes, Net	75,490	69,029	45,307
Deferred Rent and Other	67,851	68,772	55,638

Total Other Liabilities	143,341	137,801	100,945

TOTAL LIABILITIES	606,037	454,232	593,358

NON-CONTROLLING INTEREST	7,176	6,755	5,633
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 67,765,000; 68,635,000 and 70,271,000 Shares Issued and Outstanding at September 30, 2011, June 30, 2011 and September 30, 2010, Respectively	739	738	735
Additional Paid-in Capital	256,159	248,418	229,688
Retained Earnings	1,424,866	1,367,972	1,128,326
Accumulated Other Comprehensive Income	5,348	15,729	12,704
Treasury Stock, at Cost (6,171,000; 5,148,000 and 3,216,000 Shares, Respectively)	(288,398)	(243,341)	(147,539)

TOTAL SHAREHOLDERS’ EQUITY	1,398,714	1,389,516	1,223,914

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,011,927	$1,850,503	$1,822,905

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2011	2010
REVENUES:
Tuition	$486,487	$486,339
Other Educational	32,551	35,089

Total Revenues	519,038	521,428

COSTS AND EXPENSES:
Cost of Educational Services	238,248	228,081
Student Services and Administrative Expense	200,925	181,532

Total Operating Costs and Expenses	439,173	409,613

Operating Income	79,865	111,815
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	184	423
Interest Expense	(522)	(254)

Net Interest and Other (Expense) Income	(338)	169

Income Before Income Taxes	79,527	111,984
Income Tax Provision	22,215	38,623

NET INCOME	57,312	73,361
Net Loss Attributable to Non-controlling Interest	172	240

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$57,484	$73,601

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$0.84	$1.04

Diluted	$0.83	$1.03

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2011	2010
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$57,312	$73,361
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	4,899	5,250
Depreciation	17,513	13,721
Amortization	2,483	1,522
Provision for Refunds and Uncollectible Accounts	21,297	26,368
Deferred Income Taxes	9,256	(172)
(Gain) Loss on Disposals of Land, Buildings and Equipment	(63)	10
Changes in Assets and Liabilities:
Restricted Cash	(3,389)	(9,040)
Accounts Receivable	(58,627)	(68,248)
Prepaid Expenses and Other	(6,668)	(1,651)
Accounts Payable	1,145	(15,839)
Accrued Salaries, Wages, Benefits and Expenses	(25,110)	13,367
Advance Tuition Payments	(3,930)	(1,312)
Deferred Tuition Revenue	170,518	158,642

NET CASH PROVIDED BY OPERATING ACTIVITIES	186,636	195,979

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(33,820)	(23,010)
Marketable Securities Purchases	(10)	(33)
Marketable Securities Sales	—	13,495
Payment for Purchase of Business, Net of Cash Acquired	(227,828)	—

NET CASH USED IN INVESTING ACTIVITIES	(261,658)	(9,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	2,581	429
Proceeds from Stock Issued Under Employee Stock Purchase Plan	388	317
Repurchase of Common Stock for Treasury	(44,450)	(36,332)
Cash Dividends Paid	(8,285)	(7,117)
Excess Tax Benefit from Stock-Based Payments	313	11

NET CASH USED IN FINANCING ACTIVITIES	(49,453)	(42,692)

Effects of Exchange Rate Differences	248	(447)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(124,227)	143,292
Cash and Cash Equivalents at Beginning of Period	447,145	307,702

Cash and Cash Equivalents at End of Period	$322,918	$450,994

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$239	$70
Income Taxes, Net	3,130	5,936
Non-cash Investing Activity:
Accretion of Non-controlling Interest Put Option	593	866

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry. The June 30, 2011 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended September 30, 2011, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable securities and investments consist of investments in mutual funds. The following is a summary of our available-for-sale marketable securities at September 30, 2011 (dollars in thousands):

September 30, 2011		Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$910	$—	$79	$989
Stock Mutual Funds	2,008	(660)	—	1,348

Total Marketable Securities	$2,918	$(660)	$79	$2,337

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At September 30, 2011, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of September 30, 2011, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of September 30, 2011.

As of June 30, 2010, DeVry held auction-rate debt securities in the aggregate principal amount of $13.5 million. These outstanding securities were purchased by DeVry’s broker, UBS, in early July 2010.

Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other income/(expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2012. See Note 4 for further disclosures on the Fair Value of Financial Instruments.

Prepaid Clinical Fees

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services. Previously, Ross University had entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships. The hospital group closed two of its hospitals due to financial difficulties in February 2009. To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships. As of September 30, 2011, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $6.2 million. Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance.

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three months ended September 30, 2011 and September 30, 2010, were approximately $4.4 million and $4.8 million, respectively, primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of September 30, 2011 and 2010, the net balance of capitalized software development costs was $68.8 million and $42.9 million, respectively.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions have been received in fiscal 2012 or were received in fiscal 2011. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at September 30, 2011 and 2010. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended September 30,
	2011	2010
Balance at Beginning of period	$6,755	$5,007
Net Income (Loss) Attributable to Non-controlling Interest	(172)	(240)
Accretion of Non-controlling Interest Put Option	593	866

Balance at End of period	$7,176	$5,633

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 937,000 and 979,000 shares of common stock for the three months ended September 30, 2011 and 2010, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended September 30,
	2011	2010
Weighted Average Shares Outstanding	68,390	70,701
Unvested Participating Restricted Shares	365	297

Basic shares	68,755	70,998
Effect of Dilutive Stock Options	712	656

Diluted Shares	69,467	71,654

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on six occasions (see “Note 6 – Dividends and Stock Repurchase Program”). The first five repurchase programs were all completed as of June 2011. The sixth repurchase program was approved by the DeVry Board of Directors on May 20, 2011, and was commenced in late June 2011. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options and for payment of withholding taxes from employees for vesting restricted shares. These action are both pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Accumulated Other Comprehensive Income and Comprehensive Income

Accumulated Other Comprehensive Income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income for the three months ended September 30 (dollars in thousands):

	Three Months Ended September 30,
	2011	2010
Balance at Beginning of Period	$15,729	$9,896
Net Unrealized Investment (Losses) Gains	(153)	78
Net Unrealized Investment Losses Recognized	—	—
Translation Adjustments:
Attributable to DeVry Inc.	(8,346)	2,219
Attributable to Non-controlling Interest	(1,882)	511

Balance at End of Period	$5,348	$12,704

The Accumulated Other Comprehensive Income balance at September 30, 2011, consists of $5.7 million ($4.5 million attributable to DeVry Inc. and $1.2 million attributable to non-controlling interests) of cumulative translation gains and $0.4 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc. At September 30, 2010, this balance consisted of $13.0 million ($10.6 million attributable to DeVry Inc. and $2.4 million attributable to non-controlling interests) of cumulative translation gains and $0.3 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Other comprehensive income is equal to the changes in Accumulated Other Comprehensive Income as detailed in the table above. Comprehensive income for the three months ended September 30, 2011 and 2010 was $47.1 million and $76.4 million, respectively.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $70.7 million and $62.0 million for the three months ended September 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform further goodwill impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012. Management has not yet determined the effect that the application of this guidance will have on DeVry’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance updating the disclosure requirements for Comprehensive Income. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. The application of this guidance will require presentation of comprehensive income on a consolidated financial statement which is different than it is currently presented.

In May 2011, the FASB issued authoritative guidance clarifying the application of existing fair value measurements and disclosure requirements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. Management has not yet determined the effect that the application of this guidance will have on DeVry’s consolidated financial statements.

NOTE 3: STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994 and 1999 Stock Incentive Plans, no further stock based awards will be issued from these plans. The 1999 and 2003 Stock Incentive Plans and the 2005 Incentive Plan are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At September 30, 2011, 7,221,960 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the three months ended September 30, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	2,804,397	$35.78
Options Granted	445,300	$41.87
Options Exercised	(73,799)	$34.58
Options Canceled	(19,541)	$44.52

Outstanding at September 30, 2011	3,156,357	$35.99	6.44	$17,088

Exercisable at September 30, 2011	1,868,354	$32.34	5.07	$15,528

The total intrinsic value of options exercised for the three months ended September 30, 2011 and 2010 was $1.9 million and $0.2 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first three months of fiscal years 2012 and 2011 were $17.50 and $16.53, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2012	2011
Expected Life (in Years)	6.65	6.67
Expected Volatility	42.27%	41.88%
Risk-free Interest Rate	1.52%	1.99%
Dividend Yield	0.38%	0.29%
Pre-vesting Forfeiture Rate	5.00%	5.00%

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

During the first three months of fiscal year 2012, DeVry granted 237,850 shares of restricted stock to selected employees and non-employee directors. Of these, 62,280 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 175,570 shares and all other previously granted shares of restricted stock are not performance-based and are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the three months ended September 30, 2011:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2011	437,374	$44.20
Shares Granted	237,850	$41.78
Shares Vested	(79,598)	$44.96
Shares Canceled	(8,133)	$44.43

Nonvested at September 30, 2011	587,493	$43.11

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cost of Educational Services	$1,568	$1,680
Student Services and Administrative Expense	3,331	3,570
Income Tax Benefit	(1,528)	(1,487)

Net Stock-Based Compensation Expense	$3,371	$3,763

As of September 30, 2011, $33.9 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options and shares vested during the three months ended September 30, 2011 and 2010 was approximately $7.4 million and $5.6 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2011 and 2010.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

As permitted by the authoritative guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value such as financial assets and liabilities required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of September 30, 2011.

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

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

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

The following tables present DeVry’s assets at September 30, 2011, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

September 30, 2011	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$322,918	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,337	—	—

Total Financial Assets at Fair Value	$325,255	$—	$—

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

The following table details the institutional loan balances along with the related allowances for credit losses as of September 30, 2011 and 2010.

	As of September 30,
	2011	2010
	(Dollars in thousands)
Gross Institutional Student Loans	$51,251	$37,891

Allowance for Credit Losses	(18,896)	(16,878)

Net Institutional Student Loans	$32,355	$21,013

Of the net balances above, $19.3 million and $11.8 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at September 30, 2011 and 2010, respectively, and $13.0 million and $9.2 million were classified in the Consolidated Balance Sheets as Other Assets at September 30, 2011 and 2010, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of September 30, 2011 and 2010. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of September 30,
	2011	2010
Institutional Student Loans:
Performing	$37,837	$27,895
Nonperforming	13,414	9,996

Total Institutional Student Loans	$51,251	$37,891

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
September 30, 2011	$3,409	$1,456	$14,691	$19,556	$31,695	$51,251
September 30, 2010	$2,903	$1,833	$11,698	$16,434	$21,457	$37,891

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal year 2011, the DeVry Board of Directors (the “Board”) declared the following cash dividends.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
November 11, 2010	December 10, 2010	January 7, 2011	$0.12	$8,412
May 20, 2011	June 20, 2011	July 11, 2011	$0.12	$8,285

The dividend paid on July 11, 2011 of $8.3 was recorded as a reduction to retained earnings as of June 30, 2011. On November 2, 2011, the Board declared a cash dividend of $0.15 per share payable on January 10, 2012 to shareholders of record on December 8, 2011. The policy of the Board is that any payment of dividends will be at the discretion of the Board and will be dependent on the earnings and financial requirements of DeVry and other factors as the Board deems relevant.

DeVry has repurchased shares under the following programs as of September 30, 2011:

Date Authorized	Shares Repurchased	Total Cost (millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	1,151,207	52.8

Totals	6,130,961	$287.8

On May 20, 2011, the DeVry Board of Directors authorized a sixth share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through June 30, 2013. On November 2, 2011, the Board authorized a seventh share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2013. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 7: BUSINESS COMBINATIONS

ATC International

On April 30, 2011, Becker Professional Education, a subsidiary of DeVry Inc., acquired the operations of Accountancy Tuition Centre International (“ATC”), a leading provider of professional accounting and finance training with centers in Central and Eastern Europe as well as Central Asia. ATC provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting. The acquisition expanded Becker’s global accounting training platform, allowing it to further leverage its relationships with global accounting firms. The results of ATC’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At April 30, 2011
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

	At April 30, 2011
	Value Assigned	Estimated Useful Lives
Customer Relationships	$3,230	12 years
Curriculum and Course Materials	1,071	5 years
Trade Names and Trademarks	140	2 years
Non-Compete Agreements	116	2 years
Non-Compete Agreements	82	6 months

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

American University of the Caribbean

On August 3, 2011, AUC School of Medicine B.V. (“AUC BV”) a wholly owned St. Maarten subsidiary of DeVry Inc. acquired the international business operations of privately held American University of the Caribbean (“AUC”). DeVry Medical International, Inc. (“DMI”), a wholly owned U.S. subsidiary of DeVry Inc. acquired the Florida business operations of Medical Education Services, Inc. (“MES”). Under the terms of the agreement, AUC BV and DMI paid a combined $228 million in cash in exchange for the business assets of AUC and MES.

AUC’s medical school campus is located in St. Maarten, and its administrative offices are located in Coral Gables, Florida. AUC’s total enrollment is approximately 1,200 students. Since 1978, AUC has provided its students with medical education, and now has more than 4,000 graduates who are licensed and practicing medicine throughout the world. The school is accredited by the Accreditation Commission on Colleges of Medicine (ACCM), and its students are eligible to sit for the United States Medical Licensing Examination, obtain U.S. Federal Financial Aid if qualified, become members of the American Medical Student Association (AMSA) and, upon graduation, obtain residency and licensure throughout the United States. AUC is one of only three Caribbean medical schools whose students are eligible to receive federal student aid. AUC utilizes the same curriculum as U.S. medical schools, with two years of basic sciences taught at the St. Maarten campus, followed by two years of clinical sciences taught at affiliated hospitals in the U. S. and England. AUC graduates are eligible to practice medicine in all 50 states.

The acquisition of AUC is consistent with DeVry’s growth and diversification strategy, increasing its presence in medical and healthcare education and expanding its academic offerings at the post-baccalaureate level.

AUC will continue to operate as an independent institution. The operations of AUC are included in DeVry’s Medical and Healthcare segment. The results of AUC’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At August 3, 2011
Current Assets	$3,901
Property and Equipment	35,125
Intangible Assets	131,400
Goodwill	70,246

Total Assets Acquired	240,672
Liabilities Assumed	12,844

Net Assets Acquired	$227,828

Goodwill was all assigned to the AUC reporting unit which is classified within the Medical and Healthcare segment. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $131.4 million of acquired intangible assets, $100 million was assigned to Title IV Eligibility and Accreditations and $17.1 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization and its value and estimated useful life is as follows (dollars in thousands):

	At August 3, 2011
	Value Assigned	Estimated Useful Lives
Student Relationships	$14,300	4 years

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

Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$78,417	$(62,642)	(1)
Customer Relationships	3,037	(118)	12 years
Customer Contracts	7,000	(5,402)	6 years
License and Non-compete Agreements	2,869	(2,770)	6 years
Class Materials	2,900	(2,100)	14 years
Curriculum/Software	4,617	(2,683)	5 years
Outplacement Relationships	3,900	(789)	15 years
Trade Names	8,167	(6,089)	(2)
Other	639	(639)	6 years

Total	$111,546	$(83,233)

Indefinite-lived Intangible Assets:
Trade Names	$37,472
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	12,280

Total	$292,937

(1)	The respective Ross University, Chamberlain College of Nursing, and the Carrington Student Relationships were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil and 4 years for AUC.

(2)	The Apollo College and Western Career College trade names were fully amortized at December 31, 2009. The Stalla trade name was fully amortized at June 30, 2011. The total weighted average estimated amortization period for the DeVry Brasil Trade Names (Fanor, Ruy Barbosa and AREA1) is 8.5 years.

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$64,841	$(60,106)
Customer Contracts	7,000	(4,163)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,950)
Curriculum/Software	3,639	(1,885)
Outplacement Relationships	3,900	(529)
Trade Names	8,305	(5,021)
Other	639	(639)

Total	$93,908	$(76,977)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditation	13,410

Total	$176,967

Amortization expense for amortized intangible assets was $2.3 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30 by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Advanced Academics	Becker	DeVry Brasil	Carrington	AUC	Total
2012	$1,538	$836	$2,238	$420	$5,593	$10,625
2013	618	765	1,663	420	4,973	8,439
2014	369	665	715	295	3,347	5,391
2015	—	665	193	260	387	1,505
2016	—	471	193	260	—	924

All amortizable intangible assets, except for the Advanced Academics Customer Contracts, the DeVry Brasil Student Relationships and the AUC Student Relationships, are being amortized on a straight-line basis.

The amount being amortized for the Advanced Academics Customer Contracts is based on the estimated renewal probability of the contracts, giving consideration to the revenue and discounted cash flow associated with both types of customer relationships. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

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

The amount being amortized for the AUC Student Relationships is based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year
2012	38.0%
2013	38.5%
2014	21.6%
2015	1.9%

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

DeVry did not perform an interim impairment review during the first quarter of fiscal year 2012, as no impairment indicators were noted through the period ended September 30, 2011. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 15% as of the end of fiscal year 2011 except those indefinite-lived intangible assets acquired with the acquisition of Carrington where fair values exceeded carrying values by 8%. Though some reporting units experienced a decline in operating results from the previous year, management did not believe business conditions had deteriorated in any of its reporting units to the extent that the fair values of the reporting units or indefinite-lived intangible assets would have differed materially from their fiscal year 2011 fair values.

At Carrington, which carries a goodwill balance of $185.7 million, first quarter fiscal 2012 revenue declined by approximately 24% from the prior year period. The revenue decline at Carrington was the result of lower spring and summer term student enrollments. Management believes these declines were due to economic uncertainties and the prolonged economic downturn, which has resulted in reductions in the volume of inquiries from potential students. To address this issue, Carrington has shifted its focus from building brand awareness associated with its recent name change to communications designed to produce a direct consumer response. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. The revenue decline also resulted in an operating loss for the first quarter of fiscal 2012. The fair value of the Carrington reporting unit exceeded its carrying value by 21% as of the fiscal year 2011 impairment analysis. Management believes the negative trends at Carrington will be temporary and believes its planned business and operational strategies will reverse this negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.

At Advanced Academics, which carries a goodwill balance of $17.1 million, first quarter fiscal 2012 revenues increased by approximately 4% from the prior year period. The resulting first quarter of fiscal 2012 operating loss was approximately equal to that of the prior year period. The fair value of the Advanced Academics reporting unit exceeded its carrying value as of the fiscal year 2011 impairment analysis by approximately 27%. Management believes the negative operating results at Advanced Academics will be temporary and believes its planned business and operational strategies will continue to lead to further improvements in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of September 30, 2011, DeVry’s market capitalization exceeded its book value by approximately 180%. This premium was consistent with that as of June 30, 2011. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; unexpected competition; and changes in the market acceptance of our educational programs and the graduates of those programs.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of September 30, 2011 (dollars in thousands):

Reporting Unit	As of September 30, 2011
DeVry University	$22,196
Becker Professional Review	29,467
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
Carrington	185,717
American University of the Caribbean	70,246
DeVry Brasil	23,191

Total	$589,780

The table below summarizes goodwill balances by reporting segment as of September 30, 2011 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	497,852
International, K-12 and Professional Education	69,732

Total	$589,780

Total goodwill increased by $66.2 million from June 30, 2011. This increase is the result of the addition of $70.3 million of goodwill associated with the acquisition of AUC and changes in the values of the Brazilian Real and the British Pound Sterling as compared to the U.S. dollar. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in their value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the changes in the carrying amount of goodwill, by segment as of September 30, 2011 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International, K-12 and Professional Education	Total
Balance at June 30, 2011	$22,196	$427,606	$73,818	$523,620
Acquisitions	—	70,246	—	70,246
Foreign currency exchange rate changes and other	—	—	(4,086)	(4,086)

Balance at September 30, 2011	$22,196	$497,852	$69,732	$589,780

The table below summarizes the indefinite-lived intangible asset balances by reporting unit as of September 30, 2011 (dollars in thousands):

Reporting Unit:	As of September 30, 2011
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington	112,300
American University of the Caribbean	117,100
DeVry Brasil	12,280

Total	$292,937

Total indefinite-lived intangible assets increased by $116 million from June 30, 2011. This increase is the result of the addition of $117.1 million of indefinite-lived intangibles associated with the acquisition of AUC offset by the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of DeVry’s larger subsidiaries, Ross University School of Medicine (the “Medical School”) incorporated under the laws of the Commonwealth of Dominica; Ross University School of Veterinary Medicine (the “Veterinary School”) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies; and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30 2011 and 2010, cumulative undistributed earnings attributable to international operations were approximately $350.2 million and $280.4 million, respectively.

The effective tax rate was 27.9% for the first quarter of fiscal year 2012, compared to 34.5% for the prior year. The lower effective income tax rate in fiscal year 2012 was due primarily to an increase in the proportion of income generated by the offshore operations of Ross University, AUC and DeVry Brasil versus U.S. operations as compared to the prior year. In addition, the income tax rate in the current year period also benefited from a favorable resolution of an uncertain tax position from prior years, as well as an ongoing benefit relating to the treatment of revenue from DeVry’s online operations.

As of September 30, 2011, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $8.9 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $8.9 million. As of September 30, 2010, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $5.8 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $5.8 million. We expect that our unrecognized tax benefits will increase by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2011 was $1.0 million. The corresponding amount at September 30, 2011 was not materially different from the amount at June 30, 2011.

NOTE 10: DEBT

DeVry had no outstanding borrowings at September 30, 2011 and September 30, 2010.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. The revolving credit facility became effective on May 10, 2011, and replaced an existing $175 million credit facility that was set to expire in January 2012. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $1.9 million as of September 30, 2011, and were $4.5 million as of September 30, 2010 under the previous agreement. As of September 30, 2011, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of September 30, 2011, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.75% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of September 30, 2011. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of September 30, 2011.

The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility

NOTE 11: COMMITMENTS AND CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

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

NOTE 12: SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011. DeVry presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, American University of the Caribbean, Chamberlain College of Nursing and Carrington; and “International, K-12 and Professional Education”, which includes the operations of DeVry Brasil, Advanced Academics and the professional exam review and training operations of Becker Professional Review.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization, non-controlling interest and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

Following is a tabulation of business segment information based on the current segmentation for each of the three months ended September 30, 2011 and 2010. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended September 30,
	2011	2010
Revenues:
Business, Technology and Management	$337,596	$352,918
Medical and Healthcare	147,453	136,658
International, K-12 and Professional Education	33,989	31,852

Total Consolidated Revenues	$519,038	$521,428

Operating Income:
Business, Technology and Management	$61,362	$84,519
Medical and Healthcare	23,289	28,162
International, K-12 and Professional Education	(2,987)	(1,143)
Reconciling Items:
Amortization Expense	(2,318)	(1,475)
Depreciation and Other	519	1,752

Total Consolidated Operating Income	$79,865	$111,815

Interest and Other Income (Expense):
Interest Income	$184	$423
Interest Expense	(522)	(254)

Net Interest and Other Income (Expense)	(338)	169

Total Consolidated Income Before Income Taxes	$79,527	$111,984

Segment Assets:
Business, Technology and Management	$533,942	$525,685
Medical and Healthcare	1,107,856	990,404
International, K-12 and Professional Education	242,910	214,657
Corporate	127,219	92,159

Total Consolidated Assets	$2,011,927	$1,822,905

Additions to Long-lived Assets:
Business, Technology and Management	$14,175	$4,561
Medical and Healthcare	245,019	5,305
International, K-12 and Professional Education	4,723	2,696
Corporate	6,674	10,448

Total Consolidated Additions to Long-lived Assets	$270,591	$23,010

Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$33,820	$23,010
Increase in Capital Assets from Acquisitions	35,125	—
Increase in Intangible Assets and Goodwill	201,646	—

Total Increase in Consolidated Long-lived Assets	$270,591	$23,010

Depreciation Expense:
Business, Technology and Management	$8,958	$6,270
Medical and Healthcare	4,989	4,035
International, K-12 and Professional Education	1,332	911
Corporate	2,234	2,505

Total Consolidated Depreciation	$17,513	$13,721

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—
Medical and Healthcare	1,122	105
International, K-12 and Professional Education	1,196	1,370

Total Consolidated Amortization	$2,318	$1,475

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, St. Kitts/Nevis and St. Maarten, Brazil, Europe, Russia, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the quarters ended September 30, 2011 and 2010. Revenues and long-lived assets by geographic area are as follows (dollars in thousands):

	For the Three Months Ended September 30,
	2011	2010
Revenue from Unaffiliated Customers:
Domestic Operations	$442,169	$461,496
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	61,879	48,288
Other	14,990	11,644

Total International	76,869	59,932

Consolidated	$519,038	$521,428

Long-lived Assets:
Domestic Operations	$807,224	$738,948
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	584,055	333,824
Other	75,417	69,358

Total International	659,472	403,182

Consolidated	$1,466,696	$1,142,130

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

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; impairment of long-lived assets and income taxes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 10 to the Consolidated Financial Statements and in Part II, Item 1, “Legal Proceedings”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and filed with the Securities and Exchange Commission on August 26, 2011 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

DeVry’s financial results for the first quarter of fiscal 2012 reflect continued revenue deceleration, which resulted in a decline in earnings as compared to the prior year. Despite these near-term challenges, DeVry remains focused on academic quality, successful student outcomes, and continued execution of its diversification strategy which will position it well to meet the long-term demand for education. Operational and financial highlights for the first quarter of fiscal year 2012 include:

•	The continued economic downturn has resulted in declining student enrollments at DeVry University, Carrington College and Carrington College California.

•

In July 2011, Chamberlain College of Nursing (“Chamberlain”) began offering nursing programs at its new campus in Miramar, Florida, which is tri-located with DeVry University and Ross University School of Medicine. Also, Chamberlain received approval from the Illinois Board of Higher Education for its doctorate of nursing practitioner program.

•

On August 3, 2011, DeVry acquired the business operations of the American University of the Caribbean Medical School (“AUC”) for $235 million. AUC, which was founded in 1978, confers the Doctor of Medicine degree and its campus is located in the country of St. Maarten.

•

For the September 2011 term, total student enrollments at DeVry Brasil increased 17.8% to a record 14,099 students as compared to the same term last year. DeVry Brasil continues to expand its curriculum and invest in its programs, student services and campus locations.

•	During the quarter, DeVry repurchased 1,007,207 shares of its common stock under its sixth buyback program at an average cost of $44.12 per share.

•

DeVry’s financial position remained strong generating $186.6 million of operating cash flow during the first quarter of fiscal year 2012 driven by operating performance and working capital management. As of September 30, 2011, cash and marketable securities balances totaled $325.3 million and there were no outstanding borrowings.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months ended September 30,
	2011	2010
Revenues	100.0%	100.0%
Cost of Educational Service	45.9%	43.7%
Student Services and Administrative Expense	38.7%	34.8%

Total Operating Costs and Expense	84.6%	78.6%

Operating Income	15.4%	21.4%
Interest Income	0.0%	0.1%
Interest Expense	(0.1%)	(0.0%)

Net Interest and Other Income (Expense)	(0.1%)	0.0%

Income Before Income Taxes	15.3%	21.5%
Income Tax Provision	4.3%	7.4%

Net Income	11.0%	14.1%
Net Loss Attributable to Non-controlling Interest	0.0%	0.0%

Net Income Attributable to DeVry Inc.	11.1%	14.1%

REVENUES

Total consolidated revenues for the first quarter of fiscal year 2012 of $519.0 million decreased $2.4 million, or 0.5%, as compared to the year-ago quarter. Revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in undergraduate student enrollments due to the challenging economic environment. This decrease was partially offset by revenue increases within DeVry’s respective Medical and Healthcare and International, K-12 and Professional Education segments as a result of growth in total student enrollments, improved student retention and tuition price increases. In addition, AUC, which was acquired on August 3, 2011, contributed to offsetting the revenue decline during the quarter.

Business, Technology and Management

Business, Technology and Management segment revenues decreased 4.3% to $337.6 million as compared to the year-ago period as a result of a decline in undergraduate student enrollments. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 4.7% from fall 2009 (18,878 students) to fall 2010 (17,983 students);

•	Decreased by 15.4% from spring 2010 (17,715 students) to spring 2011 (14,981 students);

•	Decreased by 25.6% from summer 2010 (20,935 students) to summer 2011 (15,566 students).

Undergraduate total student enrollment by term:

•	Increased by 14.9% from fall 2009 (64,003 students) to fall 2010 (73,543 students);

•	Increased by 5.9% from spring 2010 (66,909 students) to spring 2011 (70,863 students);

•	Decreased by 5.8% from summer 2010 (68,290 students) to summer 2011 (64,317 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 1.9% from the July 2010 session (21,165 coursetakers) to the July 2011 session (21,576 coursetakers); and

•	Increased by 2.3% from the September 2010 session (23,389 coursetakers) to the September 2011 session (23,937 coursetakers).

Tuition rates:

•

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

Medical and Healthcare

Medical and Healthcare segment revenues increased 7.9% to $147.5 million in the first quarter of fiscal year 2012. Higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and Ross University were the key drivers of the segment revenue growth, which more than offset a decline in total student enrollments at Carrington Colleges Group, Inc. (“Carrington”). In addition, AUC, which was acquired on August 3, 2011, contributed to the revenue growth in the segment during the quarter. Key trends for DeVry Medical International (which is composed of Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine), Chamberlain and Carrington are set forth below.

DeVry Medical International new student enrollment by term:

•	Increased by 22.9% from September 2010 (694 students) to September 2011 (853 students)

DeVry Medical International total student enrollment by term:

•	Increased by 6.3% from September 2010 (5,723 students) to September 2011 (6,082 students)

•

AUC’s new student enrollment for the September 2011 and 2010 terms were 192 students and 204 students, respectively. AUC’s total student enrollment for the September 2011 and 2010 terms were 1,226 students and 1,156 students, respectively.

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 42.0% from November 2009 (2,100 students) to November 2010 (2,981 students);

•	Increased by 31.5% from March 2010 (2,168 students) to March 2011 (2,852 students); and

•	Increased by 16.1% from July 2010 (2,416 students) to July 2011 (2,805 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 57.8% from November 2009 (5,617 students) to November 2010 (8,862 students);

•	Increased by 47.9% from March 2010 (6,691 students) to March 2011 (9,897 students); and

•	Increased by 40.0% from July 2010 (7,108 students) to July 2011 (9,954 students).

Carrington new student enrollment by term:

•	Decreased by 19.2% from November 2009 (5,688 students) to November 2010 (4,595 students);

•	Decreased by 22.7% from March 2010 (4,218 students) to March 2011 (3,261 students); and

•	Decreased by 33.6% from July 2010 (4,291 students) to July 2011 (2,850 students).

Carrington total student enrollment by term:

•	Decreased by 6.4% from November 2009 (11,695 students) to November 2010 (10,942 students);

•	Decreased by 15.0% from March 2010 (12,009 students) to March 2011 (10,206 students); and

•	Decreased by 25.6% from July 2010 (11,234 students) to July 2011 (8,363 students).

Tuition rates:

•

Effective September 2011, tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools are $16,575 and $15,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $18,200 per semester for the medical school, and $19,850 per semester for the veterinary school. These tuition rates represent an increase from September 2010 rates of 6.3% for the medical school and 5.3% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective September 2011, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program is $16,900 and $18,900, respectively, per semester.

•

Effective July 2011, tuition is $650 per credit hour for students enrolled in the Chamberlain BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,800 per semester. This represents an increase from July 2010 rates of approximately 4.8%. These amounts do not include the cost of books, supplies, transportation and living expenses.

•

Effective July 2011, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree program. This tuition rate represents an increase from July 2010 tuition rate of approximately 2.6%. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year.

•

Effective July 2011, on a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs.

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

These near-term challenges resulted in lower new student enrollments in the January 2011 semester. Excluding the impact of the AUC acquisition, new student enrollment for the September 2011 semester increased 34.9%, as compared to the prior year semester, overlapping a 26.4% decrease in the new student growth rate in prior year.

Ross continues to invest in its Dominica facilities, programs and student services to meet the strong demand for its medical program.

The increase in student enrollments at Chamberlain was attributable to its growing RN-to-BSN online completion program, the addition of two new locations (Houston, Texas in March 2011, and Miramar, Florida, in July 2011), along with organic growth at existing locations. All of these campuses are co-located with DeVry University.

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

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues rose 6.7% to $34.0 million in the first quarter of fiscal year 2012 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago period. Revenue increased modestly at Advanced Academics during the first quarter of fiscal year 2012 while Becker Professional Education revenues declined slightly. Becker is overlapping strong revenue growth rates from the prior year period which was driven by the rush to take the CPA exam in advance of the 2011 exam format change. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:

•	Increased by 41.0% from spring 2010 (2,718 students) to spring 2011 (3,833 students); and

•	Increased by 29.2% from fall 2010 (2,347 students) to fall 2011 (3,033 students).

DeVry Brasil total student enrollment by term:

•	Increased by 16.1% from spring 2010 (11,789 students) to spring 2011 (13,688 students); and

•	Increased by 17.8% from fall 2010 (11,972 students) to fall 2011 (14,099 students).

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 4.5% to $238.2 million during the first quarter of fiscal year 2012 as compared to the year-ago quarter. AUC, which was acquired by DeVry on August 3, 2011, and ATC International, which was acquired on April 30, 2011, accounted for more than one-third of the increase in Cost of Educational Services during the first quarter of fiscal year 2011. Cost increases were also incurred in support of operating a higher number of campus locations for DeVry University, Chamberlain, Carrington and DeVry Brasil as compared to the prior year. Also, cost increases were incurred related to enrollment increases at the Ross University Schools. These increases were partially offset by savings from cost reduction measures (deferred hiring, matching workforce needs with student enrollments on a location-by-location basis, and deferred project spending).

As a percent of revenue, Cost of Educational Services increased to 45.9% in the first quarter of fiscal year 2012 from 43.7% during the prior year period. The increase was the combined result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington, and the impact from incremental investments to maintain the high quality of DeVry’s educational offerings and new campus openings to drive future enrollment growth.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 10.7% to $200.9 million during the first quarter of fiscal year 2012 as compared to the year-ago quarter. The increase in expenses represented additional investments in advertising and recruiting to drive enrollment growth and incremental marketing expenses associated with operating a higher number of campus locations as compared to the year ago quarter. In addition, cost increases were incurred in student services and home office support personnel. The balance of the increase in expenses resulted from the impact of the acquisitions of AUC and ATC International. These increases were partially offset by savings from cost reduction measures including deferred hiring and workforce reductions.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during the first quarter of fiscal year 2012 as compared to the year-ago period due to the acquisitions of AUC and ATC International. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percent of revenue, Student Services and Administrative Expense increased to 38.7% in the first quarter of fiscal year 2012 from 34.8% during the year-ago quarter. The increase was the combined result of decreased operating leverage from declining enrollments and incremental investments in advertising and student services and home office support personnel.

OPERATING INCOME

Total consolidated operating income for the first quarter of fiscal year 2012 of $79.9 million decreased 28.6% as compared to the prior year quarter. Operating income decreased within all three of DeVry’s respective operating segments.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 27.4% to $61.4 million during the first quarter of fiscal year 2012, as compared to the year-ago period. The decrease in operating income was the result of lower revenue and decreased operating leverage.

Medical and Healthcare

Medical and Healthcare segment operating income declined 17.3% to $23.3 million during the first quarter of fiscal year 2012 as compared to the prior year period. The decrease in operating income was the result of a decline in operating income at Carrington, which was partially offset by an increase in operating income at both Chamberlain and Ross University and the incremental contribution to operating income from AUC. Carrington operating income decreased as a result of lower student enrollments as compared to the year ago period, partially offset by cost reduction measures, as discussed above.

International, K-12 and Professional Education

For the first quarter of fiscal year 2012, the International, K-12 and Professional Education segment recorded an operating loss of $3.0 million as compared to an operating loss of $1.1 million in the prior year. The increase in the operating loss was the result of increased investments at DeVry Brasil for a new campus opening, which more than offset the improved revenue growth. In addition, the first quarter represents a seasonal low point for tuition revenue at DeVry Brasil, Advanced Academics and ATC International.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 56.5%, to $0.2 million during the first quarter of fiscal year 2012 as compared to the prior year period. Interest income decreased because of lower interest rates earned and a lower level of invested balances during the first quarter of fiscal year 2012. The decrease in invested cash balances was the result of cash used for the acquisition of AUC along with increased share repurchases over the past twelve month period.

Interest expense increased by $0.3 million to $0.5 million during the first quarter of fiscal year 2012 as compared to the prior year period. The increase in interest expense was attributable higher commitment fees and amortization of deferred financing costs related to DeVry’s $400 million revolving line of credit which was entered into during May 2011.

INCOME TAXES

Taxes on income were 27.9% of pretax income for the first quarter of fiscal year 2012, compared to 34.5% for the prior year period. The lower effective tax rate was attributable to a greater proportion of pre-tax income being generated by DeVry’s international operations versus its U.S. operations in the current year as compared to the prior year. In addition, the income tax rate in the current year period also benefited from obtaining certainty with respect to the state tax treatment of revenue from DeVry’s online operations for both the current and prior years.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of DeVry’s larger subsidiaries, Ross University School of Medicine (the “Medical School”) incorporated under the laws of the Commonwealth of Dominica; Ross University School of Veterinary Medicine (the “Veterinary School”) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies; and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a provision for the payment of U.S. income taxes on these earnings.

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

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each semester. Historically, accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of June 2011.

At September 30, 2011, total accounts receivable, net of related reserves, were $151.4 million, compared to $161.3 million at September 30, 2010. The decrease in net accounts receivable was attributable to revenue declines at DeVry University and Carrington along with improved collections, as receivables per account across DeVry’s schools are generally in line with or lower than the prior year.

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

	Fiscal Year
	2010	2009
DeVry University:
Undergraduate	77%	77%
Graduate	76%	70%
Ross University School of Medicine	81%	78%
Ross University School of Veterinary Medicine	89%	86%
Chamberlain College of Nursing	70%	69%
Carrington College	82%	85%
Carrington College California	86%	83%
American University of the Caribbean School of Medicine	78%	75%

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2011, cash in the amount of $5.7 million was held in restricted bank accounts, compared to $11.1 million at September 30, 2010.

Cash from Operations

Cash generated from operations in the first quarter of fiscal year 2012 was $186.6 million, compared to $196.0 million in the prior year period. The decrease in cash flow from operations was due in part to a $16.0 million decline in net income. In addition, cash flow from operations decreased by $26.5 million compared to the prior year due to changes in levels of prepaid expenses, accounts payable and accrued expenses. These decreases in cash flow from operations were partially offset by an increase in non-cash expenses for depreciation, amortization and stock-based compensation which resulted in a $4.4 million greater source of cash. An increase in net deferred income tax liabilities resulted in a $9.4 million greater source of cash as compared to the prior year period. Also, an increase in deferred tuition revenue and advanced tuition payments driven by increased student enrollments, primarily at Chamberlain, Ross and AUC, generated $9.3 million increase in cash flow. In addition, due to continued improvements in collections management, accounts receivable, net of related reserves, decreased and resulted in a $4.6 million greater source of cash as compared to the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

Cash Used in Investing Activities

Capital expenditures in the first quarter of fiscal year 2012 were $33.8 million compared to $23.0 million in the year-ago period. The increase in capital expenditures was the result of new location openings for DeVry University, Chamberlain and DeVry Brasil; and facility expansions at the Ross University medical and veterinary schools. Management anticipates full year fiscal 2012 capital spending to be in the range of $170 million.

On August 3, 2011, AUC School of Medicine B.V. (“AUC BV”) a wholly owned St. Maarten subsidiary of DeVry Inc. acquired the international business operations of privately held American University of the Caribbean (“AUC”). DeVry Medical International, Inc. (“DMI”), a wholly owned U.S. subsidiary of DeVry Inc. acquired the Florida business operations of Medical Education Services, Inc. (“MES”). Under the terms of the agreement, AUC BV and DMI paid a combined $228 million in cash in exchange for the business assets of AUC and MES.

Cash Used in Financing Activities

During the first quarter of fiscal year 2012, DeVry repurchased a total of 1,007,207 shares of its stock, on the open market, for approximately $44.5 million under its sixth share repurchase program. As of September 30, 2011, the total remaining authorization under the repurchase program was $47.2 million. On November 2, 2011, the Board authorized a seventh share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2013. The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

DeVry’s Board of Directors declared a dividend on May 20, 2011 of $0.12 per share to common stockholders of record as of June 20, 2011. The total dividend of $8.3 million was paid on July 11, 2011. On November 2, 2011, the Board declared a cash dividend of $0.15 per share payable on January 10, 2012 to shareholders of record on December 8, 2011.

DeVry’s consolidated cash balances of $322.9 million at September 30, 2011, included approximately $81.5 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For the first quarter of fiscal year 2012, cash flows from domestic operating activities were approximately $148 million which, in addition to funding other investment and financing activities, was sufficient to fund $27.7 million of domestic capital investment, pay dividends of $8.3 million and fund $44.5 million of common stock repurchases.

DeVry believes that it has sufficient liquidity despite the disruption in the credit markets over the past two years. Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities, similar to the acquisition of AUC, should arise.

Revolving Credit Agreement

On May 5, 2011, DeVry entered into a revolving credit facility which replaced the credit facility that was set to expire in January 2012. This new facility, which expires on May 5, 2016, provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate or at a LIBOR rate, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. As of September 30, 2011, there were no outstanding borrowings under this agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $1.9 million as of September 30, 2011.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of September 30, 2011.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2011. DeVry had no open derivative positions at September 30, 2011.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is even necessary to perform further goodwill impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012. Management has not yet determined the effect that the application of this guidance will have on DeVry’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance updating the disclosure requirements for Comprehensive Income. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning January 1, 2012. The application of this guidance will require presentation of comprehensive income on a consolidated financial statement which is different than it is currently presented.

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute approximately 1.0% of DeVry’s overall assets, and its Canadian liabilities constitute approximately 4% of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of approximately $200,000.

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute approximately 4.0% of DeVry’s overall assets, and its Brazilian liabilities constitute less than 3% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of approximately $1.1 million.

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon assumed borrowings of $50.0 million at September 30, 2011, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At September 30, 2011, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

DeVry’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that DeVry’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934) are effective to ensure that information required to be disclosed in the reports that DeVry files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to DeVry’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2012 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

PART II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factor described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry. Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At September 30, 2011, intangible assets from business combinations totaled $321.3 million, and goodwill totaled $589.8 million. Together, these assets equaled approximately 45% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $321.3 million of intangible assets and up to $589.8 million of goodwill.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 2011	100,000	$63.04	100,000	$85,388,780
August 2011	342,600	$45.39	342,600	69,839,712
September 2011	564,607	$40.02	564,607	47,242,860

Total	1,007,207	$44.13	1,007,207	$47,242,860

(1)	On May 20, 2011, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through June 30, 2013. The total remaining authorization under this share repurchase program was $47,242,860 as of September 30, 2011.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2011	—	$—	N/A	N/A
August 2011	23,511	$42.59	N/A	N/A
September 2011	—	$—	N/A	N/A

Total	23,511	$42.59	N/A	N/A

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 — (REMOVED AND RESERVED)

ITEM 6 — EXHIBITS

Exhibit 2.1	Asset Purchase Agreement, made as of August 3, 2011, by and among The American University of the Caribbean, N.V., Medical Education Services, Inc., AUC School of Medicine BV and DeVry Medical International, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K/A dated August 3, 2011)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: November 4, 2011	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: November 4, 2011	By	/s/ Richard M. Gunst
Richard M. Gunst
Senior Vice President and Chief Financial Officer