Form 10-Q
period 2011-12-31
DEVRY INC
filed 2012-02-06
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 31, 2012 — 66,377,235 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM  10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,	December 31,
	2011	2011	2010
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$285,749	$447,145	$459,282
Marketable Securities and Investments	2,499	2,575	2,464
Restricted Cash	30,799	2,308	9,108
Accounts Receivable, Net	145,488	114,689	152,834
Deferred Income Taxes, Net	21,760	24,457	24,547
Prepaid Expenses and Other	42,485	33,476	27,517

Total Current Assets	528,780	624,650	675,752

Land, Buildings and Equipment:
Land	61,360	54,404	54,197
Buildings	366,102	314,274	297,519
Equipment	444,851	402,179	356,046
Construction In Progress	47,926	63,310	61,550

	920,239	834,167	769,312
Accumulated Depreciation	(395,331)	(365,923)	(354,353)

Land, Buildings and Equipment, Net	524,908	468,244	414,959

Other Assets:
Intangible Assets, Net	276,448	195,462	192,916
Goodwill	553,456	523,620	516,648
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	27,290	25,077	20,858

Total Other Assets	870,644	757,609	743,872

TOTAL ASSETS	$1,924,332	$1,850,503	$1,834,583

LIABILITIES:
Current Liabilities:
Accounts Payable	51,413	63,611	62,185
Accrued Salaries, Wages and Benefits	58,792	107,829	58,349
Accrued Expenses	37,217	47,097	54,775
Advance Tuition Payments	19,701	22,362	21,531
Deferred Tuition Revenue	259,967	75,532	260,001

Total Current Liabilities	427,090	316,431	456,841
Other Liabilities:
Deferred Income Taxes, Net	64,570	69,029	43,914
Deferred Rent and Other	71,001	68,772	58,286

Total Other Liabilities	135,571	137,801	102,200

TOTAL LIABILITIES	562,661	454,232	559,041

NON-CONTROLLING INTEREST	7,632	6,755	6,035
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 66,569,000; 68,635,000 and 69,452,000 Shares Issued and Outstanding at December 31, 2011, June 30, 2011 and December 31, 2010, Respectively	740	738	735
Additional Paid-in Capital	260,755	248,418	233,371
Retained Earnings	1,423,651	1,367,972	1,208,419
Accumulated Other Comprehensive Income	4,458	15,729	13,623
Treasury Stock, at Cost (7,416,000; 5,148,000 and 4,070,000 Shares, Respectively)	(335,565)	(243,341)	(186,641)

TOTAL SHAREHOLDERS’ EQUITY	1,354,039	1,389,516	1,269,507

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,924,332	$1,850,503	$1,834,583

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
REVENUES:
Tuition	$496,294	$520,180	$982,781	$1,006,519
Other Educational	27,755	31,283	60,306	66,372

Total Revenues	524,049	551,463	1,043,087	1,072,891

COSTS AND EXPENSES:
Cost of Educational Services	241,212	229,917	479,460	457,998
Student Services and Administrative Expense	194,042	185,993	394,967	367,525
Asset Impairment Charges	75,039	—	75,039	—

Total Operating Costs and Expenses	510,293	415,910	949,466	825,523

Operating Income	13,756	135,553	93,621	247,368
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	226	381	410	804
Interest Expense	(481)	(239)	(1,003)	(493)
Net Gain on Sale of Assets	3,695	—	3,695	—

Net Interest and Other (Expense) Income	3,440	142	3,102	311

Income Before Income Taxes	17,196	135,695	96,723	247,679
Income Tax Provision	7,916	46,823	30,131	85,446

NET INCOME	9,280	88,872	66,592	162,233
Net (Income) Loss Attributable to Non-controlling Interest	(415)	(166)	(243)	74

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$8,865	$88,706	$66,349	$162,307

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$0.13	$1.26	$0.97	$2.30

Diluted	$0.13	$1.25	$0.97	$2.28

Cash Dividend Declared per Common Share	$0.15	$0.12	$0.15	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2011	2010
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$66,592	$162,233
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	8,854	8,319
Depreciation	36,959	28,321
Amortization	5,372	3,045
Impairment of Goodwill and Intangible Assets	75,039	—
Provision for Refunds and Uncollectible Accounts	48,595	50,599
Deferred Income Taxes	(1,765)	(1,947)
Loss on Disposals of Land, Buildings and Equipment	488	118
Realized Gain on Sale of Assets	(3,695)	—
Changes in Assets and Liabilities:
Restricted Cash	(28,491)	(7,006)
Accounts Receivable	(79,995)	(83,869)
Prepaid Expenses and Other	(5,820)	3,435
Accounts Payable	(13,121)	(28,184)
Accrued Salaries, Wages, Benefits and Expenses	(67,398)	(35,028)
Advance Tuition Payments	(2,379)	523
Deferred Tuition Revenue	180,061	173,374

NET CASH PROVIDED BY OPERATING ACTIVITIES	219,296	273,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(63,027)	(53,663)
Marketable Securities Purchases	(58)	(82)
Marketable Securities Sales	—	13,495
Payment for Purchase of Business, Net of Cash Acquired	(225,903)	—
Cash Received from Sale of Assets	4,475	—

NET CASH USED IN INVESTING ACTIVITIES	(284,513)	(40,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	3,524	973
Proceeds from Stock Issued Under Employee Stock Purchase Plan	792	661
Repurchase of Common Stock for Treasury	(92,033)	(75,745)
Cash Dividends Paid	(8,285)	(7,134)
Excess Tax Benefit from Stock-Based Payments	272	103
Payment of Debt Financing Fees	(70)	—

NET CASH USED IN FINANCING ACTIVITIES	(95,800)	(81,142)

Effects of Exchange Rate Differences	(379)	(961)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(161,396)	151,580
Cash and Cash Equivalents at Beginning of Period	447,145	307,702

Cash and Cash Equivalents at End of Period	$285,749	$459,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$480	$141
Income Taxes, Net	47,622	90,959
Non-cash Investing and Financing Activity:
Declaration of Cash Dividends to be Paid	10,039	8,360
Accretion of Non-controlling Interest Put Option	634	1,102

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry. The June 30, 2011 data presented were derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and DeVry’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2011, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable securities and investments consist of investments in mutual funds. The following is a summary of our available-for-sale marketable securities at December 31, 2011 (dollars in thousands):

	Gross Unrealized
December 31, 2011	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$938	$—	$64	$1,002
Stock Mutual Funds	2,027	(530)	—	1,497

Total Marketable Securities	$2,965	$(530)	$64	$2,499

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At December 31, 2011, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of December 31, 2011, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of December 31, 2011.

Realized gains and losses are computed on the basis of specific identification and are included in Net Interest and Other Income/(Expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2012. See Note 4 for further disclosures on the Fair Value of Financial Instruments.

Prepaid Clinical Fees

Clinical rotation costs for Ross University medical students are included in Cost of Educational Services. Over the past several years, Ross University has entered into long-term contracts with a hospital group to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rate-per-clinical rotation was being deducted from the prepaid balance and charged to expense as the medical students utilized the clinical clerkships. The hospital group closed two of its hospitals due to financial difficulties in February 2009. To date, the hospital group has provided Ross with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross with the prepaid clinical clerkships. As of December 31, 2011, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $6.2 million. Though DeVry believes that Ross has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance.

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and six months ended December 31, 2011, were approximately $5.8 million and $10.2 million, respectively. Costs capitalized during the three and six months ended December 31, 2010, were approximately $7.0 million and $11.8 million, respectively. In both years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of December 31, 2011 and 2010, the net balance of capitalized software development costs was $72.2 million and $56.3 million, respectively.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions have been received in fiscal 2012 or fiscal 2011. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at December 31, 2011 and 2010. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Balance at Beginning of period	$7,176	$5,633	$6,755	$5,007
Net Income (Loss) Attributable to Non-controlling Interest	415	166	243	(74)
Accretion of Non-controlling Interest Put Option	41	236	634	1,102

Balance at End of period	$7,632	$6,035	$7,632	$6,035

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 1,186,000 and 1,563,000 shares of common stock for the three and six months ended December 31, 2011, respectively, and 1,291,000 and 1,186,000 shares of common stock for the three and six months ended December 31, 2010 , respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Weighted Average Shares Outstanding	67,093	69,873	67,741	70,289
Unvested Participating Restricted Shares	429	308	400	265

Basic shares	67,522	70,181	68,141	70,554
Effect of Dilutive Stock Options	554	686	601	666

Diluted Shares	68,076	70,867	68,742	71,220

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on seven occasions (see “Note 6 – Dividends and Stock Repurchase Program”). The first five repurchase programs were completed as of June 2011. The sixth repurchase program was approved by the DeVry Board of Directors on May 10, 2011, and was commenced in late June 2011. This program was completed in late December 2011. The seventh repurchase program was approved by the DeVry Board of Directors on November 2, 2011, and was commenced in late December 2011. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Comprehensive Income and Accumulated Other Comprehensive Income

Accumulated Other Comprehensive Income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive Income for the three and six months ended December 31 (dollars in thousands).

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Balance at Beginning of Period	$5,348	$12,704	15,729	$9,896
Net Unrealized Investment Gains (Losses)	71	53	(82)	131
Translation Adjustments:
Attributable to DeVry Inc.	(841)	636	(9,187)	2,855
Attributable to Non-controlling Interest	(120)	230	(2,002)	741

Balance at End of Period	$4,458	$13,623	4,458	$13,623

The Accumulated Other Comprehensive Income balance at December 31, 2011, consists of $4.7 million ($3.6 million attributable to DeVry Inc. and $1.1 million attributable to non-controlling interests) of cumulative translation gains and $0.3 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc. At December 31, 2010, this balance consisted of $13.9 million ($11.3 million attributable to DeVry Inc. and $2.6 million attributable to non-controlling interests) of cumulative translation gains and $0.3 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Other comprehensive income is equal to the changes in Accumulated Other Comprehensive Income as detailed in the table above. Comprehensive income for the three months and six months ended December 31, 2011 was $8.0 million and $55.1 million, respectively. Comprehensive income for the three months and six months ended December 31, 2010 was $89.6 million and $166.0 million, respectively.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $62.2 million and $132.9 million for the three and six months ended December 31, 2011, respectively, and $60.8 million and $122.8 million for the three and six months ended December 31, 2010, respectively.

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

At December 31, 2011, 7,166,186 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the six months ended December 31, 2011:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	2,804,397	$35.78
Options Granted	449,200	$41.83
Options Exercised	(109,402)	$32.03
Options Canceled	(29,608)	$43.77

Outstanding at December 31, 2011	3,114,587	$36.08	6.21	$18,878

Exercisable at December 31, 2011	1,927,220	$32.00	4.83	$18,519

The total intrinsic value of options exercised for the six months ended December 31, 2011 and 2010 was $2.3 million and $0.4 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first six months of fiscal years 2012 and 2011 were $17.48 and $16.53, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

During the first six months of fiscal year 2012, DeVry granted 277,510 shares of restricted stock to selected employees and non-employee directors. Of these, 62,280 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 215,230 shares and all other previously granted non-performance based shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods, vest in their entirety after four years, or vest upon retirement. The vesting date is the grant anniversary date and vesting is based on the recipient’s continued service on the Board of Directors or employment with DeVry. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the six months ended December 31, 2011:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2011	437,374	$44.20
Shares Granted	277,510	$41.23
Shares Vested	(93,459)	$45.52
Shares Canceled	(14,421)	$43.19

Nonvested at December 31, 2011	607,004	$42.66

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Cost of Educational Services	$1,266	$982	$2,834	$2,662
Student Services and Administrative Expense	2,689	2,087	6,020	5,657
Income Tax Benefit	(1,309)	(908)	(2,837)	(2,395)

Net Stock-Based Compensation Expense	$2,646	$2,161	$6,017	$5,924

As of December 31, 2011, $31.4 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options and shares vested during the six months ended December 31, 2011 and 2010 was approximately $8.9 million and $7.0 million, respectively.

There were no capitalized stock-based compensation costs at December 31, 2011 and 2010.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

As permitted by the authoritative guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of December 31, 2011.

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

The following tables present DeVry’s assets at December 31, 2011, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

December 31, 2011	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$285,749	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,499	—	—

Total Financial Assets at Fair Value	$288,248	$—	$—

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

The following table details the institutional loan balances along with the related allowances for credit losses as of December 31, 2011 and 2010.

	As of December 31,
	2011	2010
	(Dollars in thousands)
Gross Institutional Student Loans	$52,419	$43,743
Allowance for Credit Losses	(18,850)	(19,651)

Net Institutional Student Loans	$33,569	$24,092

Of the net balances above, $19.2 million and $14.1 million are classified in the Consolidated Balance Sheets as Accounts Receivable, Net at December 31, 2011 and 2010, respectively, and $14.3 million and $10.0 million are classified in the Consolidated Balance Sheets as Other Assets at December 31, 2011 and 2010, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of December 31, 2011 and 2010. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of December 31,
	2011	2010
Institutional Student Loans:
Performing	$38,807	$31,553
Nonperforming	13,612	12,190

Total Institutional Student Loans	$52,419	$43,743

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
December 31, 2011	$4,122	$1,573	$14,750	$20,445	$31,974	$52,419
December 31, 2010	$3,782	$1,587	$13,520	$18,889	$24,854	$43,743

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2012 and 2011, the DeVry Board of Directors (the “Board”) declared the following cash dividends.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
November 11, 2010	December 10, 2010	January 7, 2011	$0.12	$8,412
May 20, 2011	June 20, 2011	July 11, 2011	$0.12	$8,285
November 2, 2011	December 8, 2011	January 10, 2012	$0.15	$10,039

The dividend paid on July 11, 2011 of $8.3 million was recorded as a reduction to retained earnings as of June 30, 2011. The total dividend declared on November 2, 2011 of $10.04 million was recorded as reduction to retained earnings on December 31, 2011. The policy of the Board is that any payment of dividends will be at the discretion of the Board and will be dependent on the earnings and financial requirements of DeVry and other factors as the Board deems relevant.

DeVry has repurchased shares under the following programs as of December 31, 2011:

Date Authorized	Shares Repurchased	Total Cost (millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	8,800	0.3

Totals	7,384,697	$335.3

On May 20, 2011, the Board authorized a sixth share repurchase program which allowed DeVry to repurchase $100 million of its common stock through June 30, 2013. This program was completed in late December 2011. On November 2, 2011, the Board authorized a seventh share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2013. This program was commenced in late December 2011. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 7: BUSINESS COMBINATIONS

ATC International

On April 30, 2011, Becker Professional Education (Becker), a subsidiary of DeVry Inc., acquired the operations of Accountancy Tuition Centre International (“ATC”), a leading provider of professional accounting and finance training with centers in Central and Eastern Europe as well as Central Asia. ATC provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting. Under the terms of the agreement, Becker paid approximately $4.8 million in cash in exchange for the operations of ATC. In addition, Becker expects to pay an additional earn-out of $4.3 million. The acquisition expanded Becker’s global accounting training platform, allowing it to further leverage its relationships with global accounting firms. The results of ATC’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

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

American University of the Caribbean

On August 3, 2011, AUC School of Medicine B.V. (“AUC BV”) a wholly owned St. Maarten subsidiary of DeVry Inc. acquired the international business operations of privately held American University of the Caribbean (“AUC”). DeVry Medical International, Inc. (“DMI”), a wholly owned U.S. subsidiary of DeVry Inc. acquired the Florida business operations of Medical Education Services, Inc. (“MES”). Under the terms of the agreement, AUC BV and DMI paid a combined $226 million in cash in exchange for the business assets of AUC and MES.

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

At August 3,
2011
Current Assets	$3,901
Property and Equipment	35,125
Intangible Assets	131,400
Goodwill	68,321

Total Assets Acquired	238,747
Liabilities Assumed	12,844

Net Assets Acquired	$225,903

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

Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$78,372	$(64,523)	(1)
Customer Relationships	3,019	(193)	12 years
Customer Contracts	7,000	(5,661)	6 years
License and Non-compete Agreements	2,768	(2,696)	6 years
Class Materials	500	(500)	14 years
Curriculum/Software	4,609	(2,912)	5 years
Outplacement Relationships	3,900	(854)	15 years
Trade Names	6,249	(4,296)	8.5 years
Other	639	(639)	6 years

Total	$107,056	$(82,274)

Indefinite-lived Intangible Assets:
Trade Names	$37,472
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	12,209

Total	$251,666

(1)	The respective Ross University, Chamberlain College of Nursing, and the Carrington Student Relationships were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil and 4 years for AUC.

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$65,047	$(60,740)
Customer Contracts	7,000	(4,489)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(1,980)
Curriculum/Software	3,647	(2,070)
Outplacement Relationships	3,900	(594)
Trade Names	8,383	(5,380)
Other	639	(639)

Total	$94,200	$(78,576)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditation	13,735

Total	$177,292

Amortization expense for amortized intangible assets was $2.7 million and $5.0 million for the three and six months ended December 31, 2011, respectively, and $3.7 million and $7.6 for the three and six months ended December 31, 2010, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Advanced Academics	Becker	DeVry Brasil	Carrington	AUC	Total
2012	$1,538	$672	$1,984	$420	$5,593	$10,207
2013	618	601	1,503	420	4,973	8,114
2014	369	502	640	295	3,347	5,153
2015	—	502	203	260	387	1,352
2016	—	469	203	260	—	931

All amortizable intangible assets, except for the Advanced Academics (AAI) Customer Contracts, the DeVry Brasil Student Relationships and the AUC Student Relationships, are being amortized on a straight-line basis.

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

Authoritative guidance provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review for all reporting units was most recently completed during the fourth quarter of fiscal year 2011 at which time there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets, as estimated fair values exceeded the carrying amount.

During the second quarter of fiscal year 2012, revenues and operating income for DeVry’s Carrington Colleges Group reporting unit were significantly below management’s expectations driven by a larger than expected decline in new student enrollments. Carrington’s revenue declined 27% during the second quarter as compared to the prior year. As a result of the significant decrease in revenue, Carrington generated an operating loss in quarter as compared to operating income in the year-ago period. Accordingly, management revised its forecast and future cash flow projections for Carrington.

Based upon these facts and circumstances, management performed an interim impairment review for the Carrington indefinite-lived intangible asset and the Carrington reporting unit. To determine the fair value of the Carrington indefinite-lived intangible asset and Carrington reporting unit in our interim step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a discounted cash flow model for the Carrington Accreditation and Title IV Eligibility. The estimated fair values of indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years. The assumed growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting unit that records indefinite-lived intangible assets operates. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rate of 14% that was utilized in the Carrington valuation takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in the reporting unit. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. There have been no changes in the indefinite-lived valuation techniques since June 30, 2011.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units. A discount rate of 13% was utilized for the Carrington reporting unit. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in the reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. There have been no changes in the reporting unit valuation techniques since June 30, 2011.

Management’s interim impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $71.1 million which is $41.2 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $151.9 million. This is $33.8 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $41.2 million and $33.8 million, respectively.

Management also evaluated Carrington’s remaining long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined there was no impairment. Therefore in the second quarter of fiscal year 2012, Carrington’s goodwill and other intangibles impairment charges in the aggregate were $75.0 million, with an income tax benefit of $19.3 million for the write-down of the intangible asset. The goodwill write-down is not deductible for tax purposes.

No impairment indicators were noted for any of DeVry’s other reporting units through the period ended December 31, 2011. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 15% as of the end of fiscal year 2011. Though some reporting units experienced a decline in operating results from the previous year, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for any other reporting unit or indefinite-lived intangible asset.

At Advanced Academics, which carries a goodwill balance of $17.1 million, revenues for the first six months of fiscal 2012 declined by approximately 3% from the prior year period. The resulting operating loss for the first six months of fiscal 2012 was approximately equal to that of the prior year period. The fair value of the Advanced Academics reporting unit exceeded its carrying value as of the fiscal year 2011 impairment analysis by approximately 27%. Management believes the negative operating results at Advanced Academics will be temporary and believes its planned business and operational strategies will continue to lead to further improvements in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of December 31, 2011 (dollars in thousands):

Reporting Unit	As of December 31, 2011
DeVry University	$22,196
Becker Professional Review	29,026
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
Carrington Colleges Group, Inc.	151,878
American University of the Caribbean	68,321
DeVry Brasil	23,072

Total	$553,456

The table below summarizes goodwill balances by reporting segment as of December 31, 2011 (dollars in thousands):

Reporting Segment:	As of December 31, 2011
Business, Technology and Management	$22,196
Medical and Healthcare	462,088
International, K-12 and Professional Education	69,172

Total	$553,456

The table below summarizes the changes in the carrying amount of goodwill, by segment as of December 31, 2011 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International, K-12 and Professional Education	Total
Balance at June 30, 2011	$22,196	$427,606	$73,818	$523,620
Acquisitions	—	68,321	—	68,321
Impairments	—	(33,839)	—	(33,839)
Asset Divestitures	—	—	(413)	(413)
Foreign currency exchange rate changes and other	—	—	(4,233)	(4,233)

Balance at December 31, 2011	$22,196	$462,088	$69,172	$553,456

The total increase in the goodwill balance from June 30, 2011 in the Medical and Healthcare segment was the result of the addition of goodwill of $68.3 million from the acquisition of AUC, partially offset by the $33.8 million impairment charge at Carrington. See the discussions above for further explanation of the acquisition and the impairment charge. The decrease in the goodwill balance from June 30, 2011 in the International, K-12 and Professional Education segment is the result of the divestiture of the Stalla CFA Review assets and a decrease in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of December 31, 2011 (dollars in thousands):

Reporting Unit:	As of December 31, 2011
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington Colleges Group, Inc.	71,100
American University of the Caribbean	117,100
DeVry Brasil	12,209

Total	$251,666

Total indefinite-lived intangible assets increased by $73.5 million from June 30, 2011. This increase is the result of the addition of $117.1 million of indefinite-lived intangibles associated with the acquisition of AUC offset by the impairment charge of $41.2 million at Carrington as described above and the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

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

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of December 31 2011 and 2010, cumulative undistributed earnings attributable to international operations were approximately $375.4 million and $298.8 million, respectively.

The effective tax rate was 46.0% for the second quarter and 31.2% for first six months of fiscal year 2012, compared to 34.5% for the prior year second quarter and first six months. The higher effective income tax rate in the second quarter of fiscal year 2012 was due primarily to the non-deductibility of a significant portion of the goodwill associated with the Carrington impairment charge. This increase was partially offset by a decrease in the proportion of income generated by U.S. operations versus the offshore operations of Ross University, AUC and DeVry Brasil as compared to the prior year. The effective income tax rate in the first sixth months declined from the prior year as a result of the decrease in proportional U.S. generated income.

As of December 31, 2011, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $9.1 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $9.1 million. As of December 31, 2010, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $6.5 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $6.5 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2011 was $1.0 million. The corresponding amount at December 31, 2011 was not materially different from the amount at June 30, 2011.

The Internal Revenue Service is currently examining DeVry’s 2010 U.S. Federal Income Tax Return. DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2006.

NOTE 10: DEBT

DeVry had no outstanding borrowings at December 31, 2011 and December 31, 2010.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. The revolving credit facility became effective on May 10, 2011, and replaced an existing $175 million credit facility that was set to expire in January 2012. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $9.3 million as of December 31, 2011, and were $4.6 million as of December 31, 2010 under the previous agreement. As of December 31, 2011, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of December 31, 2011, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.75% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of December 31, 2011. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income, Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of December 31, 2011.

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

The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon Thomas Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before interest and other income and expense, amortization, certain corporate-related depreciation and expenses, income taxes and non-controlling interest. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

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

The consistent measure of segment operating income excludes interest and other income and expense, amortization and certain corporate-related depreciation and expenses. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the current segmentation for each of the three and six months ended December 31, 2011 and 2010. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Revenues:
Business, Technology and Management	$325,573	$370,743	$663,169	$723,661
Medical and Healthcare	153,520	142,145	300,973	278,803
International, K-12 and Professional Education	44,956	38,575	78,945	70,427

Total Consolidated Revenues	$524,049	$551,463	$1,043,087	$1,072,891

Operating Income:
Business, Technology and Management	$57,821	$99,472	$119,183	$183,991
Medical and Healthcare	(51,933)	30,964	(28,644)	59,126
International, K-12 and Professional Education	10,151	6,738	7,164	5,595
Reconciling Items:
Amortization Expense	(2,726)	(1,477)	(5,044)	(2,952)
Depreciation and Other	443	(144)	962	1,608

Total Consolidated Operating Income	$13,756	$135,553	$93,621	$247,368

Interest and Other Income (Expense):
Interest Income	$226	$381	$410	$804
Interest Expense	(481)	(239)	(1,003)	(493)
Net Gain on Sale of Assets	3,695	—	3,695	—

Net Interest and Other Income (Expense)	3,440	142	3,102	311

Total Consolidated Income Before Income Taxes	$17,196	$135,695	$96,723	$247,679

Segment Assets:
Business, Technology and Management	$532,308	$536,654	$532,308	$536,654
Medical and Healthcare	1,030,129	984,631	1,030,129	984,631
International, K-12 and Professional Education	229,088	202,696	229,088	202,696
Corporate	132,807	110,602	132,807	110,602

Total Consolidated Assets	$1,924,332	$1,834,583	$1,924,332	$1,834,583

Additions to Long-lived Assets:
Business, Technology and Management	$9,717	$8,325	$23,892	$17,791
Medical and Healthcare	5,158	13,633	250,177	18,938
International, K-12 and Professional Education	4,207	3,090	8,930	5,786
Corporate	8,200	5,605	14,874	11,148

Total Consolidated Additions to Long-lived Assets	$27,282	$30,653	$297,873	$53,663

Reconciliation to Consolidated Financial Statements
Capital Expenditures	29,207	$30,653	$63,027	$53,663
Increase in Capital Assets from Acquisitions	—	—	35,125	—
(Decrease) Increase in Intangible Assets and Goodwill	(1,925)	—	199,721	—

Total Increase in Consolidated Long-lived Assets	$27,282	$30,653	$297,873	$53,663

Depreciation Expense:
Business, Technology and Management	$9,560	$6,719	$18,518	$12,989
Medical and Healthcare	5,655	4,270	10,644	8,305
International, K-12 and Professional Education	1,718	1,341	3,050	2,252
Corporate	2,513	2,270	4,747	4,775

Total Consolidated Depreciation	$19,446	$14,600	$36,959	$28,321

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—	$—	$—
Medical and Healthcare	1,630	105	2,752	210
International, K-12 and Professional Education	1,096	1,372	2,292	2,742

Total Consolidated Amortization	$2,726	$1,477	$5,044	$2,952

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, St. Kitts/Nevis, Grand Bahama and St. Maarten, Brazil, Europe, Russia, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the quarters ended December 30, 2011 and 2010. Revenues and long-lived assets by geographic area are as follows (dollars in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Revenue from Unaffiliated Customers:

Domestic Operations	$432,485	$482,709	$874,654	$944,205
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	71,410	53,691	133,289	101,979
Other	20,154	15,063	35,144	26,707

Total International	91,564	68,754	168,433	128,686

Consolidated	$524,049	$551,463	$1,043,087	$1,072,891

Long-lived Assets:
Domestic Operations	$739,745	$749,013	$739,745	$749,013
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	580,080	338,795	580,080	338,795
Other	75,727	71,023	75,727	71,023

Total International	655,807	409,818	655,807	409,818

Consolidated	$1,395,552	$1,158,831	$1,395,552	$1,158,831

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

The seasonal pattern of DeVry’s enrollments and its educational program starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Notes 8 and 10 to the Consolidated Financial Statements and in Part II, Item 1, “Legal Proceedings”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and filed with the Securities and Exchange Commission on August 26, 2011 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

DeVry’s financial results for the second quarter of fiscal 2012 reflect continued revenue deceleration, which resulted in a decline in earnings as compared to prior year. Management is disappointed with these financial results and is focused on improving DeVry’s performance by implementing initiatives that are intended to drive revenue growth, while controlling costs. Operational and financial highlights for the second quarter of fiscal year 2012 include:

•

The continued economic downturn, persistent unemployment and heightened competition have resulted in declining student enrollments at DeVry University, Carrington College and Carrington College California.

•	During the quarter management recorded a non-cash impairment charge of $75.0 million related to the write-down of identified intangible assets and goodwill recorded at Carrington.

•

DeVry was named an official education partner to the United States Olympic Committee. DeVry University and its Keller Graduate School of Management are providing higher education opportunities at undergraduate and graduate levels, including scholarships and a dedicated DeVry staff, for U.S. Olympic and Paralympic athletes and hopefuls through 2016.

•	Chamberlain College of Nursing (“Chamberlain”) received approval from the Illinois Board of Higher Education for a Master’s of Science in Nursing program in Healthcare Policy.

•

During the quarter, DeVry completed its sixth share repurchase program and began executing its seventh program. DeVry repurchased a total of 1,253,736 shares of its common stock under both programs at an average cost of $37.95 per share during the second quarter.

•

In November 2011, DeVry’s Board of Directors approved a 25% dividend increase, raising its annual dividend rate from $0.24 per share to $0.30. The most recent semi-annual dividend of $0.15 per share was paid on January 10, 2012.

•

DeVry’s financial position remained strong generating $219.3 million of operating cash flow during the first six months of fiscal year 2012 driven by operating performance and working capital management. As of December 31, 2011, cash and marketable securities balances totaled $288.2 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter of fiscal year 2012, DeVry recorded impairment charges related to its Carrington Colleges Group reporting unit. DeVry also recorded a gain from the sale of Becker’s Stalla CFA review operations. The following table illustrates the effects of the impairment charge and gain on the sale of assets on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the impairment charges and gain on the sale of assets. DeVry uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2011	2010	2011	2010
Net Income	$8,865	$88,706	$66,349	$162,307
Earnings per Share (diluted)	$0.13	$1.25	$0.97	$2.28
Impairment Charges (net of tax)	$55,751	$—	$55,751	$—
Effect on Earnings per Share (diluted)	$0.82	$—	$0.81	$—
Gain on Sale of Assets (net of tax)	$(2,216)	$—	$(2,216)	$—
Effect on Earnings per Share (diluted)	$(0.03)	$—	$(0.03)	$—
Net Income Excluding the Impairment Charges and Gain on Sale of Assets	$62,400	$88,706	$119,884	$162,307
Earnings per Share Excluding the Impairment Charges and Gain on Sale of Assets (diluted)	$0.92	$1.25	$1.74	$2.28

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2011	2010	2011	2010
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	46.0%	41.7%	46.0%	42.7%
Student Services and Administrative Expense	37.0%	33.7%	37.9%	34.3%
Asset Impairment Charge	14.3%	0.0%	7.2%	0.0%

Total Operating Costs and Expense	97.4%	75.4%	91.0%	76.9%

Operating Income	2.6%	24.6%	9.0%	23.1%
Interest Income	0.0%	0.1%	0.0%	0.1%
Interest Expense	(0.1%)	(0.0%)	(0.1%)	(0.0%)
Net Investment Gain	0.7%	0.0%	0.4%	0.0%

Net Interest and Other Income (Expense)	0.7%	0.0%	0.3%	0.0%

Income Before Income Taxes	3.3%	24.6%	9.3%	23.1%
Income Tax Provision	1.5%	8.5%	2.9%	8.0%

Net Income	1.8%	16.1%	6.4%	15.1%
Net Loss Attributable to Non-controlling Interest	(0.1%)	0.0%	0.0%	0.0%

Net Income Attributable to DeVry Inc.	1.7%	16.1%	6.4%	15.1%

REVENUES

Total consolidated revenues for the second quarter of fiscal year 2012 of $524.0 million decreased $27.4 million, or 5.0%, as compared to the year-ago quarter. For the first six months of fiscal year 2012, total consolidated revenues decreased $29.8 million, or 2.8%, to $1,043.1 million. For both the second quarter and first six months of fiscal year 2012, revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in undergraduate student enrollments due to the challenging economic environment, persistent unemployment and heightened competition. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare and International, K-12 and Professional Education segments as a result of growth in total student enrollments, improved student retention and tuition price increases. In addition, AUC, which was acquired on August 3, 2011, contributed to offsetting the revenue decline during both the quarter and first six months of the current year.

Business, Technology and Management

Business, Technology and Management segment revenues decreased 12.2% to $325.6 million in the second quarter and declined 8.4% to $663.2 million for the first six months of fiscal year 2012 as compared to the year-ago periods as a result of a decline in undergraduate student enrollments. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 15.4% from spring 2010 (17,715 students) to spring 2011 (14,981 students);

•	Decreased by 25.6% from summer 2010 (20,935 students) to summer 2011 (15,566 students); and

•	Decreased by 24.4% from fall 2010 (17,983 students) to fall 2011 (13,588 students).

Undergraduate total student enrollment by term:

•	Increased by 5.9% from spring 2010 (66,909 students) to spring 2011 (70,863 students);

•	Decreased by 5.8% from summer 2010 (68,290 students) to summer 2011 (64,317 students); and

•	Decreased by 12.8% from fall 2010 (73,543 students) to fall 2011 (64,112 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 1.9% from the July 2010 session (21,165 coursetakers) to the July 2011 session (21,576 coursetakers);

•	Increased by 2.3% from the September 2010 session (23,389 coursetakers) to the September 2011 session (23,937 coursetakers); and

•	Increased by 0.3% from the November 2010 session (23,199 coursetakers) to the November 2011 session (23,264 coursetakers).

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

Management believes the decreases in enrollments were driven primarily by the negative impact on student decision making of the prolonged economic downturn and economic conditions generally, resulting in a reduction of interest from potential students. In addition, management believes a short-term distraction of DeVry University employees associated with the implementation of new regulations also contributed to the decreases in DeVry University undergraduate enrollments. To address these issues, DeVry University is adding new programs and locations. It is also making investments to enhance the strength of its brand, improve customer service and increase awareness among potential students through new and innovative advertising campaigns.

Medical and Healthcare

Medical and Healthcare segment revenues increased 8.0% to $153.5 million in the second quarter and grew 8.0% to $301.0 million for the first six months of fiscal year 2012. Higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and Ross University were the key drivers of the segment revenue growth, which more than offset a decline in total student enrollments at

Carrington Colleges Group, Inc. (“Carrington”). In addition, AUC, which was acquired on August 3, 2011, contributed to the revenue growth in the segment during the current year periods. Key trends for DeVry Medical International (which is composed of Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine), Chamberlain and Carrington are set forth below.

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

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 31.5% from March 2010 (2,168 students) to March 2011 (2,852 students);

•	Increased by 16.1% from July 2010 (2,416 students) to July 2011 (2,805 students); and

•	Decreased by 1.6% from November 2010 (2,981 students) to November 2011 (2,933 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 47.9% from March 2010 (6,691 students) to March 2011 (9,897 students);

•	Increased by 40.0% from July 2010 (7,108 students) to July 2011 (9,954 students); and

•	Increased by 26.2% from November 2010 (8,862 students) to November 2011 (11,187 students).

Carrington new student enrollment by term:

•	Decreased by 22.7% from March 2010 (4,218 students) to March 2011 (3,261 students);

•	Decreased by 33.6% from July 2010 (4,291 students) to July 2011 (2,850 students); and

•	Decreased by 33.0% from November 2010 (4,595 students) to November 2011 (3,080 students).

Carrington total student enrollment by term:

•	Decreased by 15.0% from March 2010 (12,009 students) to March 2011 (10,206 students);

•	Decreased by 25.6% from July 2010 (11,234 students) to July 2011 (8,363 students); and

•	Decreased by 28.4% from November 2010 (10,942 students) to November 2011 (7,839 students).

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

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Management believes that the historical enrollment increases at DeVry Medical International resulted from the solid reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, as well as steps taken to meet increasing student demand such as adding faculty and classrooms.

Excluding the impact of the AUC acquisition, new student enrollment for the September 2011 semester increased 34.9%, as compared to the prior year semester, overlapping a 26.4% decrease in the new student growth rate in prior year. The decrease in the prior year was due to capacity constraints at Ross University School of Medicine campus in Dominica. Ross continues to invest in its Dominica facilities, programs and student services to meet the strong demand for its medical program.

The decrease in new student enrollments in November 2011 at Chamberlain was driven by increased competition for its online RN to BSN program. Chamberlain also faced tough year over year comparisons, with a 42% new student enrollment growth in November 2010. Chamberlain’s onsite pre-licensure programs continued to grow as did new student enrollments in its master’s degree programs. Total student enrollment growth at Chamberlain was the result of ongoing investments in new programs and locations, including the addition of two new locations (Houston in March 2011, and Miramar, Florida, in July 2011), along with organic growth at existing locations. All of these campuses are co-located with DeVry University.

Management believes the decline in student enrollments at Carrington is the result of the impact of the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington continues to execute a turnaround plan, which includes optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center. As part of its growth strategy, Carrington recently received approval to recruit new students at its first Dallas metro location in Mesquite, Texas, with classes beginning February 2012. Carrington is also making targeted investments in enhancing its students’ academic experience.

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues grew 16.5% to $45.0 million in the second quarter and increased 12.1% during the first six months of fiscal year 2012 as compared to the prior year periods. For both the second quarter and first six months of fiscal 2012, DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago periods. Becker contributed to revenue growth in the second quarter as a result of increased demand for its CPA review courses, while revenues at Advanced Academics declined slightly. Key enrollment trends for DeVry Brasil are set forth below.

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

DeVry’s Cost of Educational Services increased 4.9% to $241.2 million during the second quarter and grew 4.7% to $479.5 million during the first six months of fiscal year 2012 as compared to the respective year-ago periods. AUC, which was acquired by DeVry on August 3, 2011, and ATC International, which was acquired on April 30, 2011, accounted for more than two-thirds of the increase during the second quarter and more than one-half of the increase during the first six months of fiscal 2012 in Cost of Educational Services. Cost increases were also incurred in support of operating a higher number of campus locations for DeVry University, Chamberlain, Carrington and DeVry Brasil as compared to the prior year. In addition, cost increases were incurred related to enrollment increases at the Ross University Schools. These increases were partially offset by savings from cost reduction measures (deferred hiring, matching workforce needs with student enrollments on a location-by-location basis, and deferred project spending).

As a percentage of revenue, Cost of Educational Services increased to 46.0% in the second quarter of fiscal year 2012 from 41.7% during the prior year period. For the first six months of fiscal year 2012, Cost of Educational Services increased to 46.0% from 42.7% during the prior year period. These increases were the combined result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington, and the impact from incremental investments to maintain the high quality of DeVry’s educational offerings and new campus openings to drive future enrollment growth.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 4.3% to $194.0 million during the second quarter and increased 7.5% during the first six months of fiscal year 2012 as compared to the respective year-ago periods. AUC, which was acquired by DeVry on August 3, 2011, and ATC International, which was acquired on April 30, 2011, accounted for more than one-half of the increase during the second quarter and nearly one-third of the increase during the first six months of fiscal 2012 in Student Services and Administrative Expense. The remainder of the increase in expenses represented additional investments in advertising and recruiting to drive enrollment growth and incremental marketing expenses associated with operating a higher number of campus locations as compared to the year ago quarter. In addition, cost increases were incurred in student services and home office support personnel. These increases were partially offset by savings from cost reduction measures including deferred hiring and workforce reductions.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during both the second quarter and first six months of fiscal year 2012 as compared to the respective year-ago periods due to the acquisitions of AUC and ATC International. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 37.0% in the second quarter of fiscal year 2012 from 33.7% during the year-ago quarter. For the first six months of fiscal year 2012, Student Services and Administrative Expense increased to 37.9% from 34.3% during the year-ago period. These increases were the combined result of decreased operating leverage from declining enrollments and incremental investments, which include advertising, student services and home office support personnel.

Asset Impairment Charge

During the second quarter of fiscal year 2012, revenues and operating income for DeVry’s Carrington Colleges Group reporting unit were significantly below management’s expectations driven by a larger than expected decline in new student enrollments. Carrington’s revenue declined 27% during the second quarter as compared to the prior year. As a result of the significant decrease in revenue, Carrington generated an operating loss in the quarter as compared to operating income in the year-ago period. To improve

Carrington’s financial results, management is executing a turn-around plan which includes increasing its focus on building Carrington’s brand awareness. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. Though management believes its planned business and operational strategies will reverse this negative trend there is increased uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis. As a result, during the second quarter of fiscal year 2012, DeVry recorded a total asset impairment non-cash charge of $75 million related to its Carrington reporting unit. See Note 8 to the Consolidated Financial Statements in DeVry’s Form 10-Q for the period ended December 31, 2011, for additional disclosure on the impairment analyses.

OPERATING INCOME

Total consolidated operating income for the second quarter of fiscal year 2012 of $13.8 million decreased 89.9% as compared to the prior year quarter. For the first six months of fiscal year 2012, total consolidated operating income of $93.6 million declined 62.2% as compared to the prior year period. The largest driver of the decline in operating income for both the second quarter and first six months of fiscal year 2012 was the $75.0 million non-cash asset impairment charge. Revenue declines within DeVry University and Carrington also contributed to the decline in operating income. Operating income decreased within DeVry’s respective Business Technology and Management and its Medical and Healthcare operating segments. These decreases were partially offset by operating income growth within DeVry’s International, K-12 and Professional Education operating segment.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 41.9% to $57.8 million during the second quarter and declined 35.2% to $119.2 million during the first six months of fiscal year 2012, as compared to the respective year-ago periods. These decreases in operating income were the result of lower revenue and decreased operating leverage. Management continues to mitigate the effects of this challenging environment by prudently controlling costs while also targeting investments in growth initiatives such as new programs and new locations.

Medical and Healthcare

During the second quarter of fiscal year 2012, the Medical and Healthcare segment recorded an operating loss of $51.9 million as compared to operating income of $31.0 million in the prior year period. For the first six months of fiscal year 2012, the Medical and Healthcare segment recorded an operating loss of $28.6 million as compared to operating income of $59.1 million in the prior year period. These decreases in operating income were the result of a decline in operating income at Carrington and an asset impairment charge of $75.0 million (as discussed earlier), which was partially offset by an increase in operating income at both Chamberlain and Ross University and the incremental contribution to operating income from AUC. Carrington operating income decreased as a result of lower student enrollments as compared to the year ago period, partially offset by cost reduction measures. Excluding the asset impairment charge, the Medical and Healthcare segment operating income declined 25.4% to $23.1 million during the second quarter and decreased 21.5% to $46.4 million during the first six months of fiscal year 2012.

International, K-12 and Professional Education

International, K-12 and Professional Education operating income increased 50.7% to $10.2 million during the second quarter and grew 28.0% to $7.2 million during the first six months of fiscal year 2012 as compared to the respective year-ago periods. These increases were the result of revenue growth at both DeVry Brasil and Becker which was partially offset by increased investments at DeVry Brasil for a new campus opening.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 40.7%, to $0.2 million during the second quarter and declined 49.0% to $0.4 million during the first six months of fiscal year 2012 as compared to the respective prior year periods. Interest income decreased because of lower interest rates earned and a lower level of invested balances during the second quarter and first six months of fiscal year 2012. The decrease in invested cash balances was the result of cash used for the acquisition of AUC along with increased share repurchases over the past year.

Interest expense increased 101.3% to $0.5 million during the second quarter and rose 103.4% to $1.0 million during the first six months of fiscal year 2012 as compared to the respective prior year periods. Interest expense increased due to higher commitment fees and amortization of deferred financing costs related to DeVry’s $400 million revolving line of credit which was entered into during May 2011.

DeVry also recorded a $3.6 million pre-tax gain on the sale of Becker’s Stalla CFA review operations during the second quarter of fiscal year 2012. For the six month period ended December 31, 2011, revenues generated from the Stalla CFA Review represented less than 0.5% of total DeVry revenues, and assets attributable to Stalla comprised less than 0.5% of total DeVry assets at the time of divestiture. The business operations and management of the Stalla CFA Review were combined with other Becker Professional Education program offerings, and as such, Stalla did not have separately identifiable cash flows. Accordingly, management has concluded that treatment of the Stalla divestiture as a discontinued operation is not required.

INCOME TAXES

The effective tax rate was 46.0% for the second quarter and 31.2% for first six months of fiscal year 2012, compared to 34.5% for the prior year second quarter and first six months. The higher effective income tax rate in the second quarter of fiscal year 2012 was due primarily to the non-deductibility of a significant portion of the goodwill associated with the Carrington impairment charge. This increase was partially offset by a decrease in the proportion of income generated by U.S. operations versus the offshore operations of Ross University, AUC and DeVry Brasil as compared to the prior year. The effective income tax rate in the first sixth months declined from the prior year as a result of the decrease in proportional U.S. generated income.

Taxes on income, excluding the asset impairment charge and net gain on sale of assets, were 29.1% of pretax income for the second quarter of fiscal year 2012, compared to 34.5% for the prior year period. For the first six months of fiscal year 2012, taxes on income, excluding the asset impairment charge and net gain on sale of assets, were 28.5% of pretax income, compared to 34.5% for the prior year period. These lower effective tax rates were attributable to the above mentioned decrease in proportional U.S. generated income in the current year as compared to the prior year.

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

The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2011 and 2010, respectively.

	Fiscal Year
	2011	2010
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	73%	71%
State Grants	2%	2%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	24%	26%

Total	100%	100%

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each semester. Historically, accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of June.

At December 31, 2011, total accounts receivable, net of related reserves, were $145.5 million, compared to $152.8 million at December 31, 2010. The decrease in net accounts receivable was attributable to revenue declines at DeVry University and Carrington along with improved collections, as receivables per account across DeVry’s schools are generally in line with or lower than the prior year.

Financial Aid

Like other higher education institutions, DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) authorizes the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected. Please see Item 1A Risk Factors in DeVry’s Annual Report on Form 10-K, for a discussion of student financial aid related risks.

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

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean, Chamberlain, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues (using the cash basis of accounting) from Title IV student financial assistance programs will be provisionally certified for up to two fiscal years following the fiscal year it failed the revenue requirement. An institution that fails to satisfy this requirement for two consecutive fiscal years loses its eligibility to participate in federal student financial assistance programs for at least two years.

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2011 and 2010, respectively.

	Fiscal Year
	2011	2010
DeVry University:
Undergraduate	81%	77%
Graduate	81%	76%
Ross University School of Medicine	81%	81%
Ross University School of Veterinary Medicine	89%	89%
Chamberlain College of Nursing	71%	70%
Carrington College	82%	82%
Carrington College California	85%	86%
American University of the Caribbean School of Medicine	81%	78%

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2011, cash in the amount of $30.8 million was held in restricted bank accounts, compared to $9.1 million at December 31, 2010.

Cash from Operations

Cash generated from operations in the first six months of fiscal year 2012 was $219.3 million, compared to $273.9 million in the prior year period. The decrease in cash flow from operations was due in part to a $95.6 million decline in net income which includes a $75.0 million non-cash asset impairment charge. In addition, cash flow from operations decreased by $26.6 million compared to the prior year due to changes in levels of prepaid expenses, accounts payable and accrued expenses which are the result of the timing of payments. These decreases in cash flow from operations were also partially offset by an increase in non-cash expenses for depreciation, amortization and stock-based compensation which resulted in $11.5 million greater source of cash. Also, an increase in deferred tuition revenue and advanced tuition payments driven by increased student enrollments, primarily at Chamberlain, Ross and AUC, generated $3.8 million increase in cash flow. In addition, due to continued improvements in collections management, accounts receivable, net of related reserves, decreased and resulted in a $1.9 million greater source of cash as compared to the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

Cash Used in Investing Activities

Capital expenditures in the first six months of fiscal year 2012 were $63.0 million compared to $53.7 million in the year-ago period. The increase in capital expenditures was the result of new location openings for DeVry University, Chamberlain and DeVry Brasil; and facility expansions at the Ross University medical and veterinary schools. Management anticipates full year fiscal 2012 capital spending to be in the range of $150 to $160 million.

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

Cash Used in Financing Activities

During the first six months of fiscal year 2012, DeVry repurchased a total of 2,260,943 shares of its stock, on the open market, for approximately $92.0 million under its share repurchase programs. On November 2, 2011, the Board authorized a seventh share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2013. The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time. As of December 31, 2011, the total remaining authorization under the seventh repurchase program was $99.7 million.

DeVry’s Board of Directors declared a semi-annual dividend on November 2, 2011 of $0.15 per share to common stockholders of record as of December 8, 2011. The total dividend of $10.0 million was paid on January 10, 2012.

DeVry’s consolidated cash balances of $285.7 million at December 31, 2011, included approximately $80.9 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For the first six months of fiscal year 2012, cash flows from domestic operating activities were approximately $180.0 million which, in addition to funding other investment and financing activities, was sufficient to fund $53.0 million of domestic capital investment, pay dividends of $8.3 million and fund $92.0 million of common stock repurchases.

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

Revolving Credit Agreement

On May 5, 2011, DeVry entered into a revolving credit facility which replaced the credit facility that was set to expire in January 2012. This new facility, which expires on May 5, 2016, provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate or at a LIBOR rate, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. As of December 31, 2011, there were no outstanding borrowings under this agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $9.3 million as of December 31, 2011.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of December 31, 2011.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2012. DeVry had no open derivative positions at December 31, 2011.

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

The financial position and results of operations of Ross University’s Caribbean operations as well as those of AUC are measured using the U.S. dollar as the functional currency. Substantially all Ross University and AUC financial transactions are denominated in the U.S. dollar.

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

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than lease and construction agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute approximately 2.5% of DeVry’s overall assets, and its Brazilian liabilities constitute less than approximately 2.0% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $1.0 million.

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. For borrowings of $50.0 million a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At December 31, 2011, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”)is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2012 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon Thomas Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold D. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.

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

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At December 31, 2011, intangible assets from business combinations totaled $276.4 million, and goodwill totaled $553.5 million. Together, these assets equaled approximately 43% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $276.4 million of intangible assets and up to $553.5 million of goodwill.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs (1)	Programs (1)
October 2011	535,236	$40.86	535,236	$125,375,262
November 2011	385,900	$36.02	385,900	111,473,639
December 2011	332,600	$35.52	332,600	99,660,608

Total	1,253,736	$37.95	1,253,736	$99,660,608

(1)	On May 20, 2011, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through June 30, 2013. This program was complete as of December 31, 2011. On November 2, 2011, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2013. The total remaining authorization under this share repurchase program was $99,660,608 as of December 31, 2011.

Other Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (2)	per Share	or Programs	Programs
October 2011	—	$—	N/A	N/A
November 2011	3,455	$36.13	N/A	N/A
December 2011	—	$—	N/A	N/A

Total	3,455	$36.13	N/A	N/A

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 – [REMOVED AND RESERVED]

ITEM 6 — EXHIBITS

Exhibit 10.1	Executive Employment Agreement with Timothy J. Wiggins, dated December 14, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated December 14, 2011)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: February 6, 2012	By	/s/ Daniel M. Hamburger
Daniel M. Hamburger
Chief Executive Officer

Date: February 6, 2012	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer