Form 10-Q
period 2012-03-31
DEVRY INC
filed 2012-05-03
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: April 30, 2012 — 65,476,730 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM  10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	June 30, 2011	March 31, 2011
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$329,440	$447,145	$596,515
Marketable Securities and Investments	2,665	2,575	2,556
Restricted Cash	13,194	2,308	7,378
Accounts Receivable, Net	254,661	114,689	223,953
Deferred Income Taxes, Net	23,019	24,457	26,290
Prepaid Expenses and Other	42,389	33,476	31,030

Total Current Assets	665,368	624,650	887,722

Land, Buildings and Equipment:
Land	66,019	54,404	54,274
Buildings	382,972	314,274	302,843
Equipment	422,271	402,179	361,837
Construction In Progress	50,192	63,310	73,713

	921,454	834,167	792,667
Accumulated Depreciation	(374,904)	(365,923)	(354,711)

Land, Buildings and Equipment, Net	546,550	468,244	437,956

Other Assets:
Intangible Assets, Net	292,118	195,462	191,870
Goodwill	567,316	523,620	517,822
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	27,400	25,077	21,607

Total Other Assets	900,284	757,609	744,749

TOTAL ASSETS	$2,112,202	$1,850,503	$2,070,427

LIABILITIES:
Current Liabilities:
Accounts Payable	$53,208	$63,611	$63,741
Accrued Salaries, Wages and Benefits	72,443	107,829	69,410
Accrued Expenses	56,328	47,097	45,338
Advance Tuition Payments	23,257	22,362	22,435
Deferred Tuition Revenue	349,200	75,532	398,452

Total Current Liabilities	554,436	316,431	599,376
Other Liabilities:
Deferred Income Taxes, Net	63,693	69,029	63,874
Deferred Rent and Other	91,415	68,772	62,130

Total Other Liabilities	155,108	137,801	126,004

TOTAL LIABILITIES	709,544	454,232	725,380

NON-CONTROLLING INTEREST	8,168	6,755	6,466
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 65,831,000; 68,635,000 and 68,966,000 Shares Issued and Outstanding at March 31, 2012, June 30, 2011 and March 31, 2011, Respectively	741	738	736
Additional Paid-in Capital	267,285	248,418	238,813
Retained Earnings	1,490,371	1,367,972	1,300,862
Accumulated Other Comprehensive Income	3,163	15,729	13,662
Treasury Stock, at Cost (8,266,000; 5,148,000 and 4,638,000 Shares, Respectively)	(367,070)	(243,341)	(215,492)

TOTAL SHAREHOLDERS’ EQUITY	1,394,490	1,389,516	1,338,581

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,112,202	$1,850,503	$2,070,427

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
REVENUES:
Tuition	$505,651	$521,484	$1,488,432	$1,528,003
Other Educational	35,156	41,246	95,462	107,618

Total Revenues	540,807	562,730	1,583,894	1,635,621

COSTS AND EXPENSES:
Cost of Educational Services	244,195	232,914	723,655	690,912
Student Services and Administrative Expense	201,158	192,589	596,125	560,114
Asset Impairment Charges	—	—	75,039	—

Total Operating Costs and Expenses	445,353	425,503	1,394,819	1,251,026

Operating Income	95,454	137,227	189,075	384,595
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	110	435	520	1,239
Interest Expense	(650)	(348)	(1,653)	(841)
Net Gain on Sale of Assets	—	—	3,695	—

Net Interest and Other (Expense) Income	(540)	87	2,562	398

Income Before Income Taxes	94,914	137,314	191,637	384,993
Income Tax Provision	27,610	44,405	57,741	129,851

NET INCOME	67,304	92,909	133,896	255,142
Net (Income) Loss Attributable to Non-controlling Interest	(173)	(9)	(416)	65

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$67,131	$92,900	$133,480	$255,207

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$1.01	$1.34	$1.97	$3.64

Diluted	$1.00	$1.32	$1.96	$3.60

Cash Dividend Declared per Common Share	$—	$—	$0.15	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2012	2011
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$133,896	$255,142
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	12,891	11,192
Depreciation	56,512	43,289
Amortization	8,336	4,589
Impairment of Goodwill and Intangible Assets	75,039	—
Provision for Refunds and Uncollectible Accounts	73,058	73,534
Deferred Income Taxes	(5,157)	16,220
Loss on Disposals of Land, Buildings and Equipment	805	262
Realized Gain on Sale of Assets	(3,695)	—
Changes in Assets and Liabilities:
Restricted Cash	(10,886)	(5,276)
Accounts Receivable	(212,973)	(177,807)
Prepaid Expenses and Other	(5,392)	(6,225)
Accounts Payable	(11,327)	(26,631)
Accrued Salaries, Wages, Benefits and Expenses	(26,149)	(16,267)
Advance Tuition Payments	877	1,384
Deferred Tuition Revenue	269,294	311,825

NET CASH PROVIDED BY OPERATING ACTIVITIES	355,129	485,231

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(92,167)	(91,299)
Marketable Securities Purchases	(66)	(91)
Marketable Securities Sales	—	13,495
Payment for Purchase of Business, Net of Cash Acquired	(250,150)	—
Cash Received from Sale of Assets	4,475	—
Other	—	(627)

NET CASH USED IN INVESTING ACTIVITIES	(337,908)	(78,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	6,041	3,081
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,298	1,033
Repurchase of Common Stock for Treasury	(124,160)	(104,746)
Cash Dividends Paid	(18,430)	(15,529)
Excess Tax Benefit from Stock-Based Payments	727	561
Payment of Debt Financing Fees	(70)	—

NET CASH USED IN FINANCING ACTIVITIES	(134,594)	(115,600)

Effects of Exchange Rate Differences	(332)	(2,296)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(117,705)	288,813
Cash and Cash Equivalents at Beginning of Period	447,145	307,702

Cash and Cash Equivalents at End of Period	$329,440	$596,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$742	$234
Income Taxes, Net	49,226	117,417
Non-cash Investing and Financing Activity:
Accretion of Non-controlling Interest Put Option	997	1,524

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011, and DeVry’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2011 and December 31, 2011, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended March 31, 2012, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable securities and investments consist of investments in mutual funds. The following is a summary of our available-for-sale marketable securities at March 31, 2012 (dollars in thousands):

		Gross Unrealized
March 31, 2012	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$944	$—	$67	$1,011
Stock Mutual Funds	2,030	(376)	—	1,654

Total Marketable Securities	$2,974	$(376)	$67	$2,665

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At March 31, 2012, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of March 31, 2012, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

Realized gains and losses are computed on the basis of specific identification and are included in Net Interest and Other Income/(Expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2012. See Note 4 for further disclosures on the Fair Value of Financial Instruments.

Prepaid Clinical Fees

Clinical rotation costs for medical students are included in Cost of Educational Services. Ross University School of Medicine maintains long-term contracts with hospital groups to secure clinical rotations for its students at fixed rates in exchange for prepayment of the rotation fees. Under the contracts, the established rates-per-clinical rotation are deducted from the prepaid balance and charged to expense as the medical students utilize the clinical clerkships. One of these hospital groups closed two of its hospitals due to financial difficulties in February 2009. To date, this hospital group has provided Ross University School of Medicine with a limited number of additional clinical clerkships at its remaining hospital, but not nearly enough to offset the void created by the closure of its other two hospitals. During April 2009, Ross University School of Medicine filed a lawsuit against the hospital group to enforce the contract. The suit seeks specific performance of the hospital group’s obligations to provide Ross University School of Medicine with the prepaid clinical clerkships. As of March 31, 2012, the outstanding balance of prepaid clinical rotations with this hospital group was approximately $6.2 million. Though DeVry believes that Ross University School of Medicine has a contractual right to utilize other clinical rotations within the hospital group’s system, given the business uncertainty of this situation, a reserve of $1.6 million has been provided against the prepaid balance.

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and nine months ended March 31, 2012, were approximately $4.7 million and $14.9 million, respectively. Costs capitalized during the three and nine months ended March 31, 2011, were approximately $6.6 million and $18.4 million, respectively. In both years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of March 31, 2012 and 2011, the net balance of capitalized software development costs was $73.7 million and $62.2 million, respectively.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions have been received in fiscal 2012 or fiscal 2011. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at March 31, 2012 and 2011. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

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

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance. The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry’s historical non-controlling interest accounting policy.

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Balance at Beginning of period	$7,632	$6,035	$6,755	$5,007
Net Income (Loss) Attributable to Non-controlling Interest	173	9	416	(65)
Accretion of Non-controlling Interest Put Option	363	422	997	1,524

Balance at End of period	$8,168	$6,466	$8,168	$6,466

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted shares. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 1,180,000 and 1,599,000 shares of common stock for the three and nine months ended March 31, 2012, respectively, and 910,000 and 1,188,000 shares of common stock for the three and nine months ended March 31, 2011, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands).

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Weighted Average Shares Outstanding	66,254	69,189	67,249	69,901
Unvested Participating Restricted Shares	446	319	413	283

Basic shares	66,700	69,508	67,662	70,184
Effect of Dilutive Stock Options	525	764	573	702

Diluted Shares	67,225	70,272	68,235	70,886

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Balance at Beginning of Period	$4,458	$13,623	15,729	$9,896
Net Unrealized Investment Gains	97	9	15	140
Translation Adjustments:
Attributable to DeVry Inc.	(1,144)	(59)	(10,332)	2,796
Attributable to Non-controlling Interest	(248)	89	(2,249)	830

Balance at End of Period	$3,163	$13,662	3,163	$13,662

The Accumulated Other Comprehensive Income balance at March 31, 2012, consists of $3.4 million ($2.5 million attributable to DeVry Inc. and $0.9 million attributable to non-controlling interests) of cumulative translation gains and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At March 31, 2011, this balance consisted of $13.9 million ($11.2 million attributable to DeVry Inc. and $2.7 million attributable to non-controlling interests) of cumulative translation gains and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc.

Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources, which are referred to as other comprehensive income. Other comprehensive income is equal to the changes in Accumulated Other Comprehensive Income as detailed in the table above. Comprehensive income for the three months and nine months ended March 31, 2012 was $65.8 million and $120.9 million, respectively. Comprehensive income for the three months and nine months ended March 31, 2011 was $92.9 million and $259.0 million, respectively.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $70.6 million and $203.4 million for the three and nine months ended March 31, 2012, respectively, and $65.4 million and $188.1 million for the three and nine months ended March 31, 2011, respectively.

Recent Accounting Pronouncements

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform further goodwill impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012. Management has not yet determined the effect that the application of this guidance will have on DeVry’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance updating the disclosure requirements for Comprehensive Income. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning July 1, 2012. The application of this guidance will require presentation of comprehensive income on a consolidated financial statement which is different than it is currently presented.

In May 2011, the FASB issued authoritative guidance clarifying the application of existing fair value measurements and disclosure requirements. This guidance was effective for our interim and annual reporting periods beginning January 1, 2012. Application of this guidance did not have a significant effect on DeVry’s consolidated financial statements.

NOTE 3: STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994 and 1999 Stock Incentive Plans, no further stock based awards will be issued from these plans. The 2003 Stock Incentive Plan and the 2005 Incentive Plan are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At March 31, 2012, 7,049,214 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the nine months ended March 31, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	2,804,397	$35.78
Options Granted	462,775	$41.68
Options Exercised	(219,606)	$27.34
Options Canceled	(80,602)	$43.25

Outstanding at March 31, 2012	2,966,964	$36.46	6.08	$11,257

Exercisable at March 31, 2012	1,817,416	$32.56	4.71	$11,257

The total intrinsic value of options exercised for the nine months ended March 31, 2012 and 2011 was $4.1 million and $2.6 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first nine months of fiscal years 2012 and 2011 were $17.41 and $16.53, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

During the first nine months of fiscal year 2012, DeVry granted 316,190 shares of restricted stock to selected employees and non-employee directors. Of these, 64,710 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 251,480 shares and all other previously granted non-performance based shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods, vest in their entirety after four years, or vest upon retirement. The vesting date is the grant anniversary date and vesting is based on the recipient’s continued service on the Board of Directors or employment with DeVry. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the nine months ended March 31, 2012:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2011	437,374	$44.20
Shares Granted	316,190	$40.71
Shares Vested	(95,111)	$43.31
Shares Canceled	(34,809)	$45.67

Nonvested at March 31, 2012	623,644	$42.26

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings. The expense is allocated to Cost of Educational Services and Student Services and Administrative Expense based on an estimate of the number of participants receiving stock-based compensation within each expense category.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Cost of Educational Services	$1,292	$919	$4,125	$3,581
Student Services and Administrative Expense	2,745	1,954	8,766	7,611
Income Tax Benefit	(1,340)	(349)	(4,177)	(1,391)

Net Stock-Based Compensation Expense	$2,697	$2,524	$8,714	$9,801

As of March 31, 2012, $28.9 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.6 years. The total fair value of options and shares vested during the nine months ended March 31, 2012 and 2011 was approximately $8.9 million and $7.1 million, respectively.

There were no capitalized stock-based compensation costs at March 31, 2012 and 2011.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

As permitted by the authoritative guidance, DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of March 31, 2012.

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

The following tables present DeVry’s assets at March 31, 2012, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

March 31, 2012	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$329,440	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,665	—	—

Total Financial Assets at Fair Value	$332,105	$—	$—

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

NOTE 5: FINANCING RECEIVABLES

DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College California schools as well as selected students at Ross University School of Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of March 31, 2012 and 2011.

	As of March 31,
	2012	2011
	(Dollars in thousands)
Gross Institutional Student Loans	$53,486	$47,982
Allowance for Credit Losses	(20,940)	(20,757)

Net Institutional Student Loans	$32,546	$27,225

Of the net balances above, $19.2 million and $16.4 million are classified in the Consolidated Balance Sheets as Accounts Receivable, Net at March 31, 2012 and 2011, respectively, and $13.4 million and $10.8 million are classified in the Consolidated Balance Sheets as Other Assets at March 31, 2012 and 2011, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of March 31, 2012 and 2011. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of March 31,
	2012	2011
Institutional Student Loans:
Performing	$39,987	$34,210
Nonperforming	13,499	13,772

Total Institutional Student Loans	$53,486	$47,982

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
March 31, 2012	$3,551	$1,241	$14,626	$19,418	$34,068	$53,486
March 31, 2011	$3,483	$1,413	$14,869	$19,765	$28,217	$47,982

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2012 and 2011, the DeVry Board of Directors (the “Board”) declared the following cash dividends.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
November 11, 2010	December 10, 2010	January 7, 2011	$0.12	$8,412
May 20, 2011	June 20, 2011	July 11, 2011	$0.12	$8,285
November 2, 2011	December 8, 2011	January 10, 2012	$0.15	$10,039

The dividend paid on July 11, 2011 of $8.3 million was recorded as a reduction to retained earnings as of June 30, 2011. The dividend paid on January 10, 2012 of $10.04 million was recorded as reduction to retained earnings on December 31, 2011. The policy of the Board is that any payment of dividends will be at the discretion of the Board and will be dependent on the earnings and financial requirements of DeVry and other factors as the Board deems relevant.

DeVry has repurchased shares under the following programs as of March 31, 2012:

Date Authorized	Shares Repurchased	Total Cost (millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	872,169	32.5

Totals	8,248,066	$367.5

On May 20, 2011, the Board authorized a sixth share repurchase program which allowed DeVry to repurchase $100 million of its common stock through June 30, 2013. This program was completed in late December 2011. On November 2, 2011, the Board authorized a seventh share repurchase program, which allows DeVry to repurchase up to $100 million of its common stock through December 31, 2013. This program was commenced in late December 2011. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

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

AUC’s medical school campus is located in St. Maarten, and its administrative offices are located in Coral Gables, Florida. AUC’s total enrollment is approximately 1,200 students. Since 1978, AUC has provided its students with medical education, and now has more than 4,000 graduates who are licensed and practicing medicine throughout the world. The school is accredited by the Accreditation Commission on Colleges of Medicine (ACCM), and its students are eligible to sit for the United States Medical Licensing Examination, obtain U.S. Federal Financial Aid if qualified, become members of the American Medical Student Association (AMSA) and, upon graduation, obtain residency and licensure throughout the United States. AUC is one of only three Caribbean medical schools whose students are eligible to receive federal student aid. AUC utilizes the same curriculum as U.S. medical schools, with two years of basic sciences taught at the St. Maarten campus, followed by two years of clinical sciences taught at affiliated hospitals in the U.S. and England. AUC graduates are eligible to practice medicine in all 50 states.

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

Goodwill was all assigned to the AUC reporting unit which is classified within the Medical and Healthcare segment. The acquired goodwill is expected to be deductible for income tax purposes. Of the $131.4 million of acquired intangible assets, $100 million was assigned to Title IV Eligibility and Accreditations and $17.1 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization and its value and estimated useful life is as follows (dollars in thousands):

	At August 3, 2011
	Value Assigned	Estimated Useful Lives
Student Relationships	$14,300	4 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Boa Viagem

On February 29, 2012, Fanor-Faculdades Nordeste S/A (“DeVry Brasil”), a subsidiary of DeVry Inc. acquired the stock of FBV S/A, the Brazilian owner of business operations of Faculdade Boa Viagem (“FBV”). Under the terms of the agreement, DeVry Brasil paid approximately $24.2 million in cash in exchange for the stock of FBV. In addition, DeVry Brasil will make additional installment payments totaling $21.9 million over the next four years.

FBV currently serves about 5,800 students and offers undergraduate, graduate and master’s degree programs in business, law, engineering, communication, culinary, hospitality, fashion design, and information technology at three campuses located in the city of Recife. The acquisition of FBV is consistent with DeVry’s growth and diversification strategy, increasing its international presence in Brazil.

The operations of FBV are included in DeVry’s International, K-12 and Professional Education segment. The results of FBV’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At February 29, 2012
Current Assets	$548
Property and Equipment	12,822
Intangible Assets	19,108
Goodwill	14,092

Total Assets Acquired	46,570
Liabilities Assumed	22,323

Net Assets Acquired	$24,247

Goodwill was all assigned to the DeVry Brasil reporting unit which is classified within the International, K-12 and Professional Education segment. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $19.1 million of acquired intangible assets, $13.5 million was assigned to Accreditations and $2.3 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization and their value and estimated useful lives are as follows (dollars in thousands):

	At February 29, 2012
	Value Assigned	Estimated Useful Lives
Student Relationships	$3,174	6 years
Curriculum	133	2 years

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

Intangible assets consist of the following (dollars in thousands):

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$81,534	$(66,683)	(1)
Customer Relationships	3,121	(277)	12 years
Customer Contracts	7,000	(5,921)	6 years
License and Non-compete Agreements	2,775	(2,719)	6 years
Class Materials	500	(500)	14 years
Curriculum/Software	4,775	(3,158)	(2)
Outplacement Relationships	3,900	(919)	15 years
Trade Names	6,327	(4,438)	8.5 years
Other	639	(639)	6 years

Total	$110,571	$(85,254)

Indefinite-lived Intangible Assets:
Trade Names	$39,667
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil and FBV Accreditations	25,149

Total	$266,801

(1)	The respective Ross University, Chamberlain College of Nursing, and the Carrington Student Relationships were fully amortized at December 31, 2009. The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil, 6 years for FBV and 4 years for AUC.
(2)	The total weighted average estimated amortization period for Curriculum/Software is 5 years for AAI, ATC, Carrington and DeVry Brasil and 2 years for FBV.

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$65,245	$(61,395)
Customer Contracts	7,000	(4,816)
License and Non-compete Agreements	2,684	(2,684)
Class Materials	2,900	(2,020)
Curriculum/Software	3,655	(2,256)
Outplacement Relationships	3,900	(659)
Trade Names	8,457	(5,745)
Other	639	(639)

Total	$94,480	$(80,214)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditation	14,046

Total	$177,603

Amortization expense for amortized intangible assets was $2.8 million and $7.8 million for the three and nine months ended March 31, 2012, respectively, and $1.5 million and $4.5 for the three and nine months ended March 31, 2011, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Advanced Academics	Becker	DeVry Brasil	Carrington	AUC	Total
2012	$1,538	$694	$2,408	$420	$5,593	$10,653
2013	618	622	2,600	420	4,973	9,232
2014	369	519	1,465	295	3,347	5,995
2015	—	519	703	260	387	1,869
2016	—	485	475	260	—	1,220

All amortizable intangible assets, except for the Advanced Academics (AAI) Customer Contracts, the DeVry Brasil Student Relationships, the FBV Student Relationships and the AUC Student Relationships, are being amortized on a straight-line basis.

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

The amount being amortized for the FBV Student Relationships is based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year
2012	11.94%
2013	33.65%
2014	25.89%
2015	16.70%
2016	9.02%
2017	2.64%
2018	0.17%

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

During the second quarter of fiscal year 2012, revenues and operating income for DeVry’s Carrington Colleges Group reporting unit were significantly below management’s expectations driven by a larger than expected decline in new student enrollments. Carrington’s revenue declined 27% during the second quarter as compared to the prior year. As a result of the significant decrease in revenue, Carrington generated an operating loss in the second quarter of fiscal year 2012 as compared to operating income in the year-ago period. Accordingly, management revised its forecast and future cash flow projections for Carrington.

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

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a discounted cash flow model for the Carrington Accreditation and Title IV Eligibility. The estimated fair values of indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years. The assumed growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting unit that records indefinite-lived intangible assets operates. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rate of 14% that was utilized in the Carrington valuation takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in the reporting unit in addition to the specific risk of the Accreditation and Title IV Eligibility asset relative to Carrington’s other assets. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. There have been no changes in the indefinite-lived valuation techniques since June 30, 2011.

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

No further impairment indicators were noted for Carrington during the third quarter of fiscal 2012, and no impairment indicators were noted for any of DeVry’s other reporting units through the period ended March 31, 2012. The estimated fair values of the other reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 15% as of the end of fiscal year 2011. Though some reporting units experienced a decline in operating results from the previous year, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for any other reporting unit or indefinite-lived intangible asset.

At Advanced Academics, which carries a goodwill balance of $17.1 million, revenues for the first nine months of fiscal 2012 declined by approximately 5% from the prior year period. The resulting operating loss for the first nine months of fiscal 2012 was approximately equal to that of the prior year period and in-line with management’s forecasts. The fair value of the Advanced Academics reporting unit exceeded its carrying value as of the fiscal year 2011 impairment analysis by approximately 27%. Management believes the negative operating results at Advanced Academics will be temporary and believes its planned business and operational strategies will continue to lead to improvements in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of March 31, 2012 (dollars in thousands):

Reporting Unit	As of March 31, 2012
DeVry University	$22,196
Becker Professional Review	29,187
Ross University	237,173
Chamberlain College of Nursing	4,716
Advanced Academics	17,074
Carrington Colleges Group	151,878
American University of the Caribbean	68,321
DeVry Brasil	36,771

Total	$567,316

The table below summarizes goodwill balances by reporting segment as of March 31, 2012 (dollars in thousands):

Reporting Segment:	As of March 31, 2012
Business, Technology and Management	$22,196
Medical and Healthcare	462,088
International, K-12 and Professional Education	83,032

Total	$567,316

The table below summarizes the changes in the carrying amount of goodwill, by segment as of March 31, 2012 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International, K-12 and Professional Education	Total
Balance at June 30, 2011	$22,196	427,606	73,818	$523,620
Acquisitions	—	68,321	14,092	82,413
Dispositions	—	—	(413)	(413)
Impairment	—	(33,839)	—	(33,839)
Foreign currency exchange rate changes and other	—	—	(4,465)	(4,465)

Balance as of March 31, 2012	$22,196	$462,088	$83,032	$567,316

The total increase in the goodwill balance from June 30, 2011 in the Medical and Healthcare segment was the result of the addition of goodwill of $68.3 million from the acquisition of AUC, partially offset by the $33.8 million impairment charge at Carrington. See the discussions above for further explanation of the acquisition and the impairment charge. The increase in the goodwill balance from June 30, 2011 in the International, K-12 and Professional Education segment is the result the addition of goodwill of $14.1 million from the acquisition of FBV, offset by a decrease of $0.4 million resulting from the divestiture of the Stalla CFA Review assets and a decrease in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of March 31, 2012 (dollars in thousands):

Reporting Unit:	As of March 31, 2012
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Advanced Academics	1,300
Carrington Colleges Group	71,100
American University of the Caribbean	117,100
DeVry Brasil	27,344

Total	$266,801

Total indefinite-lived intangible assets increased by $88.7 million from June 30, 2011. This increase is the result of the addition of $117.1 million and $15.8 million of indefinite-lived intangibles associated with the acquisitions of AUC and FBV, respectively, offset by the impairment charge of $41.2 million at Carrington as described above and the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Three of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil incorporated under the laws of Brazil, all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international Schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of March 31, 2012 and 2011, cumulative undistributed earnings attributable to international operations were approximately $395.6 million and $315.2 million, respectively.

The effective tax rate was 29.1% for the third quarter and 30.1% for first nine months of fiscal year 2012, compared to 32.3% for the prior year third quarter and 33.7% for the first nine months. The lower effective income tax rate in the third quarter of fiscal year 2012 was due primarily to the decline in income generated by U.S. operations. The effective income tax rate in the first nine months also declined from the prior year as a result of the decrease in proportional U.S. generated income.

As of March 31, 2012, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $11.2 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $11.2 million. As of March 31, 2011, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $9.1 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $9.1 million. We expect that our unrecognized tax benefits will decrease by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2011 was $1.0 million. The corresponding amount at March 31, 2012 was not materially different from the amount at June 30, 2011.

The Internal Revenue Service is currently examining DeVry’s fiscal 2010 and 2011 U.S. Federal Income Tax Returns. DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2006.

NOTE 10: DEBT

DeVry had no outstanding borrowings at March 31, 2012 and March 31, 2011.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. The revolving credit facility became effective on May 10, 2011, and replaced an existing $175 million credit facility that was set to expire in January 2012. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $9.3 million as of March 31, 2012, and were $3.0 million as of March 31, 2011 under the previous agreement. As of March 31, 2012, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of March 31, 2012, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.75% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of March 31, 2012. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of March 31, 2012.

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

The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claim DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the Shareholder Case without prejudice, granting Plaintiffs leave to file a second amended complaint by May 4, 2012.

Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Consolidated Cases”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). Both the Consolidated cases and the Dotro case have been stayed by agreement of the parties until certain matters are resolved or clarified with respect to the disposition of the Shareholder Case.

The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon Thomas Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold T. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.

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

Following is a tabulation of business segment information based on the current segmentation for each of the three and nine months ended March 31, 2012 and 2011. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues:
Business, Technology and Management	$338,790	$378,698	$1,001,959	$1,102,359
Medical and Healthcare	160,483	142,544	461,456	421,347
International, K-12 and Professional Education	41,534	41,488	120,479	111,915

Total Consolidated Revenues	$540,807	$562,730	$1,583,894	$1,635,621

Operating Income:
Business, Technology and Management	$64,667	$99,351	$183,850	$283,342
Medical and Healthcare	25,963	29,289	(2,681)	88,415
International, K-12 and Professional Education	7,214	10,263	14,378	15,858
Reconciling Items:
Amortization Expense	(2,800)	(1,497)	(7,844)	(4,449)
Depreciation and Other	410	(179)	1,372	1,429

Total Consolidated Operating Income	$95,454	$137,227	$189,075	$384,595

Interest and Other Income (Expense):
Interest Income	$110	$435	$520	$1,239
Interest Expense	(650)	(348)	(1,653)	(841)
Net Gain on Sale of Assets	—	—	3,695	—

Net Interest and Other Income (Expense)	(540)	87	2,562	398

Total Consolidated Income Before Income Taxes	$94,914	$137,314	$191,637	$384,993

Segment Assets:
Business, Technology and Management	$676,386	$702,088	$676,386	$702,088
Medical and Healthcare	1,021,224	1,017,875	1,021,224	1,017,875
International, K-12 and Professional Education	279,331	229,954	279,331	229,954
Corporate	135,261	120,510	135,261	120,510

Total Consolidated Assets	$2,112,202	$2,070,427	$2,112,202	$2,070,427

Additions to Long-lived Assets:
Business, Technology and Management	$12,557	$17,717	$36,449	$35,508
Medical and Healthcare	7,931	8,308	258,108	27,246
International, K-12 and Professional Education	47,931	3,696	56,861	9,482
Corporate	6,743	7,915	21,617	19,063

Total Consolidated Additions to Long-lived Assets	$75,162	$37,636	$373,035	$91,299

Reconciliation to Consolidated Financial Statements:
Capital Expenditures	29,140	$37,636	$92,167	$91,299
Increase in Capital Assets from Acquisitions	12,822	—	47,947	—
Increase in Intangible Assets and Goodwill	33,200	—	232,921	—

Total Increase in Consolidated Long-lived Assets	$75,162	$37,636	$373,035	$91,299

Depreciation Expense:
Business, Technology and Management	$9,726	$6,696	$28,244	$19,685
Medical and Healthcare	5,426	4,598	16,070	12,903
International, K-12 and Professional Education	1,798	706	4,848	2,958
Corporate	2,603	2,968	7,350	7,743

Total Consolidated Depreciation	$19,553	$14,968	$56,512	$43,289

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—	$—	$—
Medical and Healthcare	1,631	105	4,383	315
International, K-12 and Professional Education	1,169	1,392	3,461	4,134

Total Consolidated Amortization	$2,800	$1,497	$7,844	$4,449

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica, St. Kitts/Nevis, Grand Bahama and St. Maarten, Brazil, Europe, Russia, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the quarters ended March 31, 2012 and 2011. Revenues and long-lived assets by geographic area are as follows (dollars in thousands):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenue from Unaffiliated Customers:
Domestic Operations	$450,964	$494,807	$1,325,618	$1,439,012
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	72,502	52,576	205,791	154,555
Other	17,341	15,347	52,485	42,054

Total International	89,843	67,923	258,276	196,609

Consolidated	$540,807	$562,730	$1,583,894	$1,635,621

Long-lived Assets:
Domestic Operations	$745,363	$766,139	$745,363	$766,139
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	582,388	342,863	582,388	342,863
Other	119,083	73,703	119,083	73,703

Total International	701,471	416,566	701,471	416,566

Consolidated	$1,446,834	$1,182,705	$1,446,834	$1,182,705

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 13: SUBSEQUENT EVENT

On April 2, 2012, Becker Professional Education Corporation (Becker) a subsidiary of DeVry Inc. acquired all of the stock of privately held Falcon Physician Reviews, Inc. (Falcon). Founded near Dallas, Texas in 2002, Falcon offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX). Falcon currently helps more than 1,500 students per year achieve their goals of passing licensure exams on their way to becoming physicians. The transaction marks Becker’s entrance into the growing healthcare professional education market. The operations of Falcon will be included in DeVry’s International, K-12 and Professional Education segment. The purchase price of this transaction was immaterial to DeVry’s financial position.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry offers (free of charge) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission. DeVry’s website is http://www.devryinc.com.

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; valuation of goodwill and other intangible assets; impairment of long-lived assets and income taxes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 11 to the Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings”, in Part II, Item 1A, “Risk Factors”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and filed with the Securities and Exchange Commission on August 26, 2011 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report are based upon information presently available, and DeVry assumes no obligation to update any forward-looking statements.

OVERVIEW

DeVry’s financial results for the third quarter of fiscal 2012 reflect continued revenue deceleration within DeVry University and Carrington Colleges Group, which resulted in a decline in earnings as compared to the prior year. Management is focused on improving DeVry’s performance by implementing initiatives that are intended more closely align its cost structure with student enrollment levels; improve the effectiveness of its student recruiting efforts; and make targeted investments to drive future growth. Operational and financial highlights for the third quarter of fiscal year 2012 include:

•

The continued economic downturn, persistent unemployment and heightened competition have resulted in declining student enrollments at DeVry University, Carrington College and Carrington College California.

•

On February 29, 2012, DeVry acquired Faculdade Boa Viagem (FBV). The acquisition is another step in the process of expanding DeVry Brasil’s presence in the northeast area of the country. FBV currently serves about 5,800 students and offers undergraduate, graduate and master’s degree programs in business, law, engineering, communication, culinary, hospitality, fashion design, and information technology at three campuses located in the city of Recife.

•	In March 2012, Chamberlain College of Nursing (“Chamberlain”) began offering nursing programs at its new campus in Indianapolis.

•

The American Institute of Certified Public Accountants released its 2010 Elijah Watt Sells award winners, honoring the candidates with the highest scores on the CPA exam. There were 19 winners, and all of them prepared for the exam using Becker’s industry-leading CPA review materials.

•	During the quarter, DeVry repurchased 863,369 shares of its common stock under its seventh buyback program at an average cost of $37.21 per share.

•

DeVry’s financial position remained strong generating $355.1 million of operating cash flow during the first nine months of fiscal year 2012. As of March 31, 2012, cash and marketable securities balances totaled $332.1 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter of fiscal year 2012, DeVry recorded impairment charges related to its Carrington Colleges Group reporting unit. DeVry also recorded a gain from the sale of Becker’s Stalla CFA review operations. The following table illustrates the effects of the impairment charge and gain on the sale of assets on DeVry’s earnings. Management believes that the disclosure of non-GAAP net income and earnings per share excluding these items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the impairment charges and gain on the sale of assets. DeVry uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data; per share data may not add because of rounding):

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Net Income	$67,131	$92,900	$133,480	$255,207
Earnings per Share (diluted)	$1.00	$1.32	$1.96	$3.60
Impairment Charges (net of tax)	$—	$—	$55,751	$—
Effect on Earnings per Share (diluted)	$—	$—	$0.82	$—
Gain on Sale of Assets (net of tax)	$—	$—	$(2,216)	$—
Effect on Earnings per Share (diluted)	$—	$—	$(0.03)	$—
Net Income Excluding the Impairment Charges and Gain on Sale of Assets	$67,131	$92,900	$187,015	$255,207
Earnings per Share Excluding the Impairment Charges and Gain on Sale of Assets (diluted)	$1.00	$1.32	$2.74	$3.60

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	45.2%	41.4%	45.7%	42.2%
Student Services and Administrative Expense	37.2%	34.2%	37.6%	34.2%
Asset Impairment Charge	0.0%	0.0%	4.7%	0.0%

Total Operating Costs and Expense	82.3%	75.6%	88.1%	76.5%

Operating Income	17.7%	24.4%	11.9%	23.5%
Interest Income	0.0%	0.1%	0.0%	0.1%
Interest Expense	(0.1%)	(0.1%)	(0.1%)	(0.1%)
Net Investment Gain	0.0%	0.0%	0.2%	0.0%

Net Interest and Other Income (Expense)	(0.1%)	0.0%	0.2%	0.0%

Income Before Income Taxes	17.6%	24.4%	12.1%	23.5%
Income Tax Provision	5.1%	7.9%	3.6%	7.9%

Net Income	12.4%	16.5%	8.5%	15.6%
Net Loss Attributable to Non-controlling Interest	0.0%	0.0%	0.0%	0.0%

Net Income Attributable to DeVry Inc.	12.4%	16.5%	8.4%	15.6%

REVENUES

Total consolidated revenues for the third quarter of fiscal year 2012 of $540.8 million decreased $21.9 million, or 3.9%, as compared to the year-ago quarter. For the first nine months of fiscal year 2012, total consolidated revenues decreased $51.7 million, or 3.2%, to $1,583.9 million. For both the third quarter and first nine months of fiscal year 2012, revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in student enrollments due to the challenging economic environment, persistent unemployment and heightened competition. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare segment as a result of growth in total student enrollments, improved student retention and tuition price increases. In addition, AUC, which was acquired on August 3, 2011, contributed to offsetting the revenue decline during both the quarter and first nine months of the current year.

Management expects that total revenues will be flat to slightly down for fiscal year 2013 as compared to fiscal year 2012, driven largely by the impact from declines in new student enrollments within DeVry University and Carrington experienced in fiscal 2012, partially offset by anticipated revenue growth within DeVry’s other educational institutions. Management believes that fiscal years 2014 through 2016 will represent a period of recovery and growth for DeVry, assuming modest enrollment growth at DeVry University, a recovery of enrollments within Carrington, and continued growth within DeVry’s other educational institutions.

Business, Technology and Management

Business, Technology and Management segment revenues decreased 10.5% to $338.8 million in the third quarter and declined 9.1% to $1,002.0 million for the first nine months of fiscal year 2012 as compared to the year-ago periods as a result of a decline in undergraduate student enrollments. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 25.6% from summer 2010 (20,935 students) to summer 2011 (15,566 students);

•	Decreased by 24.4% from fall 2010 (17,983 students) to fall 2011 (13,588 students); and

•	Decreased by 19.7% from spring 2011 (14,981 students) to spring 2012 (12,025 students).

Undergraduate total student enrollment by term:

•	Decreased by 5.8% from summer 2010 (68,290 students) to summer 2011 (64,317 students);

•	Decreased by 12.8% from fall 2010 (73,543 students) to fall 2011 (64,112 students); and

•	Decreased by 15.1% from spring 2011 (70,863 students) to spring 2012 (60,196 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 1.9% from the July 2010 session (21,165 coursetakers) to the July 2011 session (21,576 coursetakers);

•	Increased by 2.3% from the September 2010 session (23,389 coursetakers) to the September 2011 session (23,937 coursetakers);

•	Increased by 0.3% from the November 2010 session (23,199 coursetakers) to the November 2011 session (23,264 coursetakers);

•	Decreased by 3.0% from the January 2011 session (24,784 coursetakers) to the January 2012 session (24,029 coursetakers); and

•	Decreased by 4.3% from the March 2011 session (24,406 coursetakers) to the March 2012 session (23,366 coursetakers).

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

Management believes the decreases in enrollments were driven primarily by the negative impact on student decision making of the prolonged economic downturn and persistent unemployment, resulting in a reduction of interest from potential students. In addition, management believes a short-term distraction of DeVry University employees associated with the implementation of new regulations in July 2011, along with heightened competition also contributed to the decreases in DeVry University undergraduate enrollments. To address these issues, DeVry University is enhancing the effectiveness of its recruiting efforts. During the third quarter, DeVry University provided additional training to its admissions advisors on revisions that were made to their performance management system stemming from the implementation of new regulations in July 2011. It is also making investments to enhance the strength of its brand, improve customer service and increase awareness among potential students through new and innovative advertising campaigns. DeVry University is also making targeted investments in new programs and locations to drive future growth.

Medical and Healthcare

Medical and Healthcare segment revenues increased 12.6% to $160.5 million in the third quarter and grew 9.5% to $461.5 million for the first nine months of fiscal year 2012. Higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and Ross University Schools of Medicine and Veterinary Medicine were the key drivers of the segment revenue growth, which more than offset a decline in total student enrollments at Carrington Colleges Group (“Carrington”). In addition, AUC, which was acquired on August 3, 2011, contributed to the revenue growth in the segment during the current year periods. Key trends for DeVry Medical International (which is composed of Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine), Chamberlain and Carrington are set forth below.

DeVry Medical International new student enrollment by term:

•	Increased by 22.9% from September 2010 (694 students) to September 2011 (853 students); and

•	Decreased by 20.5% from January 2011 (756 students) to January 2012 (601 students).

DeVry Medical International total student enrollment by term:

•	Increased by 6.3% from September 2010 (5,723 students) to September 2011 (6,082 students); and

•	Increased by 1.0% from January 2011 (5,965 students) to January 2012 (6,024 students).

•

AUC’s new student enrollment for the September 2011 and 2010 terms were 192 students and 204 students, respectively. AUC’s total student enrollment for the September 2011 and 2010 terms were 1,226 students and 1,156 students, respectively.

•

AUC’s new student enrollment for the January 2012 and 2011 terms were 87 students and 114 students, respectively. AUC’s total student enrollment for the January 2012 and 2011 terms were 1,184 students and 1,155 students, respectively.

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 16.1% from July 2010 (2,416 students) to July 2011 (2,805 students);

•	Decreased by 1.6% from November 2010 (2,981 students) to November 2011 (2,933 students); and

•	Increased by 2.8% from March 2011 (2,852 students) to March 2012 (2,933 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 40.0% from July 2010 (7,108 students) to July 2011 (9,954 students);

•	Increased by 26.2% from November 2010 (8,862 students) to November 2011 (11,187 students); and

•	Increased by 19.9% from March 2011 (9,897 students) to March 2012 (11,867 students).

Carrington new student enrollment by term:

•	Decreased by 33.6% from July 2010 (4,291 students) to July 2011 (2,850 students);

•	Decreased by 33.0% from November 2010 (4,595 students) to November 2011 (3,080 students); and

•	Decreased by 30.9% from March 2011 (3,261 students) to March 2012 (2,254 students).

Carrington total student enrollment by term:

•	Decreased by 25.6% from July 2010 (11,234 students) to July 2011 (8,363 students);

•	Decreased by 28.4% from November 2010 (10,942 students) to November 2011 (7,839 students); and

•	Decreased by 28.4% from March 2011 (10,206 students) to March 2012 (7,309 students).

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

•

Effective July 2011, on a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150, depending on the program, is charged at Carrington College as well. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs.

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Management believes that the historical enrollment increases at DeVry Medical International resulted from the strong reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, as well as steps taken to meet increasing student demand such as adding faculty and classrooms.

Excluding the impact of the AUC acquisition, new student enrollment for the September 2011 semester increased 34.9%, as compared to the prior year semester, overlapping a 26.4% decrease in the new student growth rate in the prior year. Excluding the impact of the AUC acquisition, new student enrollment for the January 2012 semester decreased 19.9%, as compared to the prior year semester, as a result of capacity constraints at Ross University School of Medicine campus in Dominica. Ross expects new student enrollment to increase in the May 2012 semester. Ross continues to invest in its Dominica facilities, programs and student services to meet the strong demand for its medical program.

The decrease in new student enrollments in November 2011 at Chamberlain was driven by increased competition for its online RN to BSN program. Chamberlain also faced tough year over year comparisons, with a 42% new student enrollment growth in November 2010. Chamberlain’s onsite pre-licensure programs continued to grow as did new student enrollments in its master’s degree programs. Total student enrollment growth at Chamberlain was the result of ongoing investments in new programs and locations, including the addition of three new locations (Houston in March 2011; Miramar, Florida, in July 2011; and Indianapolis in March 2012), along with organic growth at existing locations.

Management believes the decline in student enrollments at Carrington is the result of the impact of the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center. As part of its growth strategy, Carrington began offering courses in February 2012 at its newly opened campus in Mesquite, Texas, which represents Carrington’s first location in the Dallas metropolitan region. Carrington is also making targeted investments in enhancing its students’ academic experience.

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues increased 0.1% to $41.5 million in the third quarter and increased 7.7% during the first nine months of fiscal year 2012 as compared to the prior year periods. For both the third quarter and first nine months of fiscal 2012, DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago periods. In addition, FBV, which was acquired on February 29, 2012, contributed to the revenue growth in the segment during the third quarter. Revenues declined at Becker during the third quarter as a result of the sale of its CFA review program in December 2011. Revenues declined at Advanced Academics during the quarter due to school district budget constraints. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:

•	Increased by 29.2% from fall 2010 (2,347 students) to fall 2011 (3,033 students); and

•

Increased by 46.1% from spring 2011 (3,833 students) to spring 2012 (5,599 students). The acquisition of FBV accounted for 1,263 new student enrollments in the current year period. Excluding the impact of the FBV acquisition, new student enrollments grew by 13.1%.

DeVry Brasil total student enrollment by term:

•	Increased by 17.8% from fall 2010 (11,972 students) to fall 2011 (14,099 students); and

•

Increased by 55.6% from spring 2011 (13,688 students) to spring 2012 (21,297 students). The acquisition of FBV accounted for 5,421 total student enrollments in the current year period. Excluding the impact of the FBV acquisition, new student enrollments grew by 16.0%.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 4.8% to $244.2 million during the third quarter and grew 4.7% to $723.7 million during the first nine months of fiscal year 2012 as compared to the respective year-ago periods. The acquisitions of AUC, FBV, and ATC International, all of which were not in the prior year periods, accounted for more than seventy-five percent of the increase during the third quarter and about two-thirds of the increase during the first nine months of fiscal 2012. In addition, cost increases were also incurred in support of operating a higher number of campus locations for Chamberlain and DeVry Brasil as compared to the prior year. These increases were partially offset by savings from cost reduction measures (deferred hiring, matching workforce needs with student enrollments on a location-by-location basis, and deferred project spending) at DeVry University and Carrington Colleges.

As a percentage of revenue, Cost of Educational Services increased to 45.2% in the third quarter of fiscal year 2012 from 41.4% during the prior year period. For the first nine months of fiscal year 2012, Cost of Educational Services increased to 45.7% from 42.2% during the prior year period. These increases were the combined result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington, and the impact from incremental investments to maintain the high quality of DeVry’s educational offerings and new campus openings at Chamberlain and DeVry Brasil to drive future enrollment growth.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 4.4% to $201.2 million during the third quarter and increased 6.4% to $596.1 million during the first nine months of fiscal year 2012 as compared to the respective year-ago periods. The acquisitions of AUC, FBV, and ATC International, all of which were not in the prior year periods, accounted for more than half of the increase during the third quarter and about one-third of the increase during the first nine months of fiscal 2012. The remainder of the increase in expenses represented additional investments in advertising and recruiting to drive enrollment growth and incremental marketing expenses associated with operating a higher number of Chamberlain and DeVry Brasil campus locations as compared to the year ago periods. In addition, cost increases were incurred in student services and home office support personnel. These increases were partially offset by savings from cost reduction measures including deferred hiring and workforce reductions.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during both the third quarter and first nine months of fiscal year 2012 as compared to the respective year-ago periods due to the acquisitions of AUC, FBV and ATC International. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 37.2% in the third quarter of fiscal year 2012 from 34.2% during the year-ago quarter. For the first nine months of fiscal year 2012, Student Services and Administrative Expense increased to 37.6% from 34.2% during the year-ago period. These increases were the combined result of decreased operating leverage from declining enrollments and incremental investments, which include advertising, student services and home office support personnel.

Asset Impairment Charge

During the second quarter of fiscal year 2012, revenues and operating income for DeVry’s Carrington Colleges Group reporting unit were significantly below management’s expectations driven primarily by a larger than expected decline in new student enrollments. Carrington’s revenue declined 27% during the second quarter as compared to the prior year. As a result of the significant decrease in revenue, Carrington generated an operating loss in the second quarter as compared to operating income in the year-ago period. To improve Carrington’s financial results, management is executing a turn-around plan which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. Though management believes its planned business and operational strategies will reverse this negative trend there is increased uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis. As a result, during the second quarter of fiscal year 2012, DeVry recorded a non-cash total asset impairment charge of $75 million related to its Carrington reporting unit. See Note 8 to the Consolidated Financial Statements in DeVry’s Form 10-Q for the period ended March 31, 2012, for additional disclosure on the impairment analyses.

OPERATING INCOME

Total consolidated operating income for the third quarter of fiscal year 2012 of $95.5 million decreased 30.4% as compared to the prior year quarter. For the first nine months of fiscal year 2012, total consolidated operating income of $189.1 million declined 50.8% as compared to the prior year period. Revenue declines within DeVry University and Carrington were the primary factors for the decline in operating income during the third quarter. The largest driver of the decline in operating income for the first nine months of fiscal year 2012 was the $75.0 million non-cash asset impairment charge. In addition, revenue declines within DeVry University and Carrington also contributed to the decline in operating income.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 34.9% to $64.7 million during the third quarter and declined 35.1% to $183.9 million during the first nine months of fiscal year 2012, as compared to the respective year-ago periods. These decreases in operating income were the result of lower revenue and decreased operating leverage. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs and new locations.

Medical and Healthcare

During the third quarter of fiscal year 2012, Medical and Healthcare segment operating income decreased 11.4% to $26.0 million. During the first nine months of fiscal year 2012, the Medical and Healthcare segment recorded an operating loss of $2.7 million as compared to operating income of $88.4 million in the prior year period. The decrease in operating income in the third quarter was driven by an operating loss at Carrington, which was partially offset by increased operating income at both Chamberlain and Ross University and the incremental contribution to operating income from AUC. For the first nine months of fiscal year 2012, the lower operating income was the result of an operating loss at Carrington and an asset impairment charge of $75.0 million (as discussed earlier), which was partially offset by an increase in operating income at both Chamberlain and Ross University and the incremental contribution to operating income from AUC. Carrington operating income decreased as a result of lower student enrollments as compared to the year ago period, partially offset by cost reduction measures. Excluding the asset impairment charge, the Medical and Healthcare segment operating income declined 18.2% to $72.4 million during the first nine months of fiscal year 2012.

International, K-12 and Professional Education

International, K-12 and Professional Education operating income decreased 29.7% to $7.2 million during the third quarter and declined 9.3% to $14.4 million during the first nine months of fiscal year 2012 as compared to the respective year-ago periods. The decreased in operating income were the result of lower revenue and decreased operating leverage at Becker and Advanced Academics partially offset by increased operating income from DeVry Brasil.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 74.7%, to $0.1 million during the third quarter and declined 58.0% to $0.5 million during the first nine months of fiscal year 2012 as compared to the respective prior year periods. Interest income decreased because of lower interest rates earned and a lower level of invested balances during the third quarter and first nine months of fiscal year 2012. The decrease in invested cash balances was the result of cash used for the acquisitions of AUC and FBV along with increased share repurchases over the past year.

Interest expense increased 86.8% to $0.7 million during the third quarter and rose 96.6% to $1.7 million during the first nine months of fiscal year 2012 as compared to the respective prior year periods. Interest expense increased due to higher commitment fees and amortization of deferred financing costs related to DeVry’s $400 million revolving line of credit which was entered into during May 2011.

For the first nine months of March 31, 2012, DeVry recorded a $3.7 million pre-tax gain from the sale of Becker’s Stalla CFA review operations in December 2012. For the nine month period ended March 31, 2011, revenues generated from the Stalla CFA Review represented less than 0.5% of total DeVry revenues, and assets attributable to Stalla comprised less than 0.5% of total DeVry assets at the time of divestiture. The business operations and management of the Stalla CFA Review were combined with other Becker Professional Education program offerings, and as such, Stalla did not have separately identifiable cash flows. Accordingly, management has concluded that treatment of the Stalla divestiture as a discontinued operation is not required.

INCOME TAXES

The effective tax rate was 29.1% for the third quarter and 30.1% for first nine months of fiscal year 2012, compared to 32.3% for the prior year third quarter and 33.7% for the first nine months of the prior year. The lower effective income tax rates in the current year periods are attributable to a greater portion of pre-tax income being generated by DeVry’s international operations versus its U.S. operations in the current year as compared to the prior year periods.

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

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a provision for the payment of U.S. income taxes on these earnings.

LIQUIDITY AND CAPITAL RESOURCES

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. Private loans as a percentage of DeVry’s total revenue are approximately 1%.

In connection with the turmoil in the credit markets and economic downturn over the past several years, some lenders changed or exited certain private loan programs. Also, certain lenders have tightened underwriting criteria for private loans. To date, these actions have not had a material impact on DeVry’s students’ ability to access funds for their educational needs and thus its enrollments. DeVry monitors the student lending situation very closely and continues to pursue all available financing options for its students, including DeVry’s institutional loan programs.

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

At March 31, 2012, total accounts receivable, net of related reserves, were $254.7 million, compared to $224.0 million at March 31, 2011. The increase in net accounts receivable was largely driven by a delay in the receipt of student financial aid for the March 2012 sessions for DeVry University and Chamberlain students as compared to the prior year period. Such funds were subsequently received in early April 2012.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At March 31, 2012, cash in the amount of $13.2 million was held in restricted bank accounts, compared to $7.4 million at March 31, 2011.

Cash from Operations

Cash generated from operations in the first nine months of fiscal year 2012 was $355.1 million, compared to $485.2 million in the prior year period. The decrease in cash flow from operations was due in part to a $121.2 million decline in net income which includes a $75.0 million non-cash asset impairment charge. In addition, cash flow from operations decreased by $35.6 million compared to the prior year due to an increase in accounts receivable, net of related reserves, as a result of a delay in the timing of receipt of student financial aid as discussed earlier (such funds were subsequently received in April 2012). Also, cash flow from operations decreased by $43.0 million due to a decline in deferred tuition revenue and advanced tuition payments resulting from decreased enrollments at DeVry University and Carrington Colleges. These decreases in cash flow from operations were partially offset by an increase in non-cash expenses for depreciation, amortization and stock-based compensation which resulted in $18.7 million greater source of cash.

Cash Used in Investing Activities

Capital expenditures in the first nine months of fiscal year 2012 were $92.2 million compared to $91.3 million in the year-ago period. The increase in capital expenditures was the result of new location openings for Chamberlain and DeVry Brasil; and facility expansions at the Ross University medical and veterinary schools. Management anticipates full year fiscal 2012 capital spending to be in the range of $145 to $150 million.

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

On February 29, 2012, Fanor-Faculdades Nordeste S/A (DeVry Brasil), a subsidiary of DeVry Inc. acquired the stock of FBV S/A, the Brazilian owner of business operations of Faculdade Boa Viagem (“FBV”). Under the terms of the agreement, DeVry Brasil paid approximately $24.2 million in cash in exchange for the stock of FBV. In addition, DeVry Brasil will make additional installment payments of $21.9 million over the next four years.

On April 2, 2012, Becker Professional Education Corporation (Becker) a subsidiary of DeVry Inc. acquired all stock of privately held Falcon Physician Reviews, Inc. (Falcon). Founded near Dallas, Texas in 2002, Falcon offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX). Falcon currently helps more than 1,500 students per year achieve their goals of passing licensure exams on their way to becoming physicians. The transaction marks Becker’s entrance into the growing healthcare professional education market. The operations of Falcon will be included in DeVry’s International, K-12 and Professional Education segment.

Cash Used in Financing Activities

During the first nine months of fiscal year 2012, DeVry repurchased a total of 3,124,312 shares of its stock, on the open market, for approximately $124.1 million under its share repurchase programs. On November 2, 2011, the Board authorized a seventh share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2013. The timing and amount of any future repurchases will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time. As of March 31, 2012, the total remaining authorization under the seventh repurchase program was $67.5 million.

DeVry’s Board of Directors declared a semi-annual dividend on November 2, 2011 of $0.15 per share to common stockholders of record as of December 8, 2011. The total dividend of $10.0 million was paid on January 10, 2012.

DeVry’s consolidated cash balances of $329.4 million at March 31, 2012, included approximately $72.5 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For the first nine months of fiscal year 2012, cash flows from domestic operating activities were approximately $285.1 million which, in addition to funding other investment and financing activities, was sufficient to fund $77.2 million of domestic capital investment, pay dividends of $18.4 million and fund $124.2 million of common stock repurchases.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities, similar to the acquisition of AUC, should arise.

Revolving Credit Agreement

On May 5, 2011, DeVry entered into a revolving credit facility which replaced the credit facility that was set to expire in January 2012. This new facility, which expires on May 5, 2016, provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate or at a LIBOR rate, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. As of March 31, 2012, there were no outstanding borrowings under this agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $9.3 million as of March 31, 2012.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of March 31, 2012.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2012. DeVry had no open derivative positions at March 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform further goodwill impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012. Management has not yet determined the effect that the application of this guidance will have on DeVry’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance updating the disclosure requirements for Comprehensive Income. This update requires total comprehensive income, the components of net income and the components of other comprehensive income to be presented either in a single continuous statement or in two separate but consecutive statements. This guidance will be effective for our interim and annual reporting periods beginning July 1, 2012. The application of this guidance will require presentation of comprehensive income on a consolidated financial statement which is different than it is currently presented.

In May 2011, the FASB issued authoritative guidance clarifying the application of existing fair value measurements and disclosure requirements. This guidance was effective for our interim and annual reporting periods beginning January 1, 2012. Application of this guidance did not have a significant effect on DeVry’s consolidated financial statements.

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets constitute less than 1.0% of DeVry’s overall assets, and its Canadian liabilities constitute less than 1.0% of overall liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $200,000.

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than lease and construction agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Because Brazilian-based assets constitute approximately 5.7% of DeVry’s overall assets, and its Brazilian liabilities constitute less than approximately 4.5% of overall liabilities, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment of less than $1.5 million.

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. For borrowings of $50.0 million a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At March 31, 2012, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and affect a change in interest rates.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2012 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

The Boca Raton Firefighters’ and Police Pension Fund filed a complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claim DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the Shareholder Case without prejudice, granting Plaintiffs leave to file a second amended complaint by May 4, 2012.

Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Consolidated Cases”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). Both the Consolidated cases and the Dotro case have been stayed by agreement of the parties until certain matters are resolved or clarified with respect to the disposition of the Shareholder Case.

The Derivative Actions allege that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon Thomas Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold T. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Derivative Actions also allege that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Derivative Actions are without merit and intend to defend them vigorously.

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

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At March 31, 2012, intangible assets from business combinations totaled $292.1 million, and goodwill totaled $567.3 million. Together, these assets equaled approximately 41% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $292.1 million of intangible assets and up to $567.3 million of goodwill.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2012	231,900	$39.90	231,900	$90,408,761
February 2012	279,800	$37.70	279,800	79,861,044
March 2012	351,669	$35.06	351,669	67,532,905

Total	863,369	$37.21	863,369	$67,532,905

(1)	On November 2, 2011, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2013. The total remaining authorization under this share repurchase program was $67,532,905 as of March 31, 2012.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	—	$—	N/A	N/A
February 2012	58	$36.99	N/A	N/A
March 2012	525	$35.59	N/A	N/A

Total	583	$35.73	N/A	N/A

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: May 3, 2012	By	/s/ TIMOTHY J. WIGGINS
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer

Date: May 3, 2012	By	/s/ PATRICK J. UNZICKER
Patrick J. Unzicker
Vice President, Finance and Chief Accounting Officer