Form 10-K
period 2012-06-30
DEVRY INC
filed 2012-08-28
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2012

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

December 31, 2011 — $2,600,610,356

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

August 24, 2012 — 64,123,380 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 7, 2012, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2012

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, including those that affect DeVry’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described more fully in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.” The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-K. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we are not under any obligation to update any forward-looking information — whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW OF DEVRY INC.

DeVry Inc. (“DeVry”) is a global provider of educational services and the parent organization of Advanced Academics, American University of the Caribbean School of Medicine, Becker Professional Education, Carrington College and Carrington College California, Chamberlain College of Nursing, DeVry Brasil, DeVry University, Ross University School of Medicine and Ross University School of Veterinary Medicine. These institutions offer a wide array of programs in business, healthcare and technology and serve students in secondary through postsecondary education as well as accounting and finance professionals. DeVry’s purpose is to empower its students to achieve their educational and career goals.

DeVry Inc. is incorporated under the laws of the State of Delaware. DeVry’s executive offices are located at 3005 Highland Parkway, Downers Grove, Illinois, 60515, and the telephone number is (630) 515-7700. “DeVry” refers to DeVry Inc. alone or with its subsidiaries, as the context requires. When this report uses the words “we” or “our,” it refers to DeVry and its subsidiaries unless the context otherwise requires.

Vision and Strategy

DeVry’s vision is to become a leading global provider of career-oriented educational services. DeVry will create value for society and all of its stakeholders by offering superior, responsive educational programs that are supported by exceptional services to its students, and delivered with integrity and accountability. In achieving this vision, DeVry is proud to play a vital role in expanding access to higher education along with other schools in the public, independent and private sectors.

To attain this vision, DeVry will continue to achieve superior student outcomes by providing high quality education and student services; continue to grow and diversify into new program areas, levels and geographies; and build high-quality brands and infrastructure to compete in an increasingly competitive market.

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

Ross University School of Veterinary Medicine, which was founded in 1982, is located in St. Kitts and has graduated more than 2,800 veterinarians. DeVry acquired the parent organization of Ross University School of Medicine and Ross University School of Veterinary Medicine in May 2003.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry in March 2005. Chamberlain offers pre-licensure associate and bachelor’s degree programs in nursing at eleven campus locations and post-licensure bachelor’s and master’s degree programs in nursing online.

Carrington College, formerly Apollo College, was founded in 1976, and prepares students for careers in healthcare through certificate and associate and degree programs.

Carrington College California, formerly Western Career College, was founded in 1967, and prepares students for careers in healthcare, business and technology through certificate, associate and bachelor’s degree programs. DeVry acquired the parent organization of Carrington College and Carrington College California in September 2008.

American University of the Caribbean School of Medicine, which was founded in 1978 and acquired by DeVry in August 2011, provides its students with high quality medical education. American University of the Caribbean School of Medicine is located in the country of St. Maarten. Ross University Schools of Medicine and Veterinary Medicine, Chamberlain, Carrington College and Carrington College California, and American University of the Caribbean School of Medicine comprise DeVry’s Medical and Healthcare segment.

DeVry Brasil, based in Fortaleza, Ceará, Brazil, is comprised of four colleges: Fanor, Ruy Barbosa, ÁREA1 and Faculdade Boa Viagem (“FBV”). These institutions operate nine campus locations in the cities of Salvador, Fortaleza and Recife, and offer undergraduate and graduate programs focused in business management, health, law and engineering. DeVry acquired a majority ownership in Fanor, Ruy Barbosa and ÁREA1 on April 1, 2009. FBV was acquired on February 29, 2012, and expands DeVry Brasil’s presence and program offerings in northeast Brazil.

Advanced Academics, founded in 2000 and acquired by DeVry in October 2007, partners with schools and districts throughout the United States to deliver customizable online learning solutions for middle and high school education.

Becker Professional Education, founded in 1957 as the Becker CPA review and acquired by DeVry in 1996, prepares candidates for the Certified Public Accountant (“CPA”) and the Project Management Professional (“PMP”) certification examinations. It also offers continuing professional education programs and seminars in accounting and finance. Classes are taught in more than 300 locations, including sites in more than 30 foreign countries and DeVry University teaching sites. In April 2011, Becker Professional Education acquired ATC International, a leading provider of professional accounting and finance training from centers in Central and Eastern Europe as well as Central Asia. ATC International provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting. On April 2, 2012, Becker Professional Education completed the acquisition of Falcon Physician Reviews. Founded near Dallas in 2002, Falcon Physician Reviews offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX). DeVry Brasil, Advanced Academics and Becker Professional Education comprise DeVry’s International, K-12 and Professional Educational segment.

The following tables provide the percentage of enrollment by both degree and program for DeVry’s U.S. postsecondary educational institutions.

	Percent of Enrollment by Degree			Percent of Enrollment by Program
	Fall	Fall		Fall	Fall
	2010	2011		2010	2011
Doctoral	3.4%	4.8%	Technology	28.0%	25.8%
Master’s	18.3%	20.6%	Business	45.8%	45.0%
Bachelor’s	55.8%	55.5%	Medical and Health	25.7%	27.5%
Associate	15.6%	14.0%	Other	0.5%	1.7%
Certificate	6.9%	5.1%

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

Curriculum

DeVry University’s academic structure is organized within five colleges.

•	The College of Business & Management, which includes Keller Graduate School of Management

•	The College of Engineering & Information Sciences

•	The College of Health Sciences

•	The College of Liberal Arts & Sciences, which includes the School of Education

•	The College of Media Arts & Technology

This structure provides flexibility for future curricula. Degree programs are offered in the following areas:

College of Liberal Arts & Sciences

Bachelor’s Degree

  Communications

  Justice Administration

Master’s Degree (School of Education)

  Education

  Educational Technology

College of Business & Management

Associate Degree

  Accounting

Bachelor’s Degree

  Accounting

  Business Administration

  Management

  Technical Management

Master’s Degree

  Accounting & Financial Management

  Business Administration

  Human Resource Management

  Project Management

  Public Administration

College of Health Sciences

Associate Degree

  Electroneurodiagnostic Technology

  Health Information Technology

Bachelor’s Degree

  Clinical Laboratory Science

  Healthcare Administration

Keller Graduate School of Management

Master’s Degree

  Accounting

  Accounting & Financial Management

  Business Administration

  Information Systems Management

  Human Resource Management

  Project Management

  Public Administration

  Network & Communications Management

College of Media Arts & Technology

Associate Degree

  Web Graphic Design

Bachelor’s Degree

  Multimedia Design & Development

College of Engineering & Information Sciences

Associate Degree

  Electronics & Computer Technology

  Network Systems Administration

Bachelor’s Degree

  Biomedical Engineering Technology

  Computer Engineering Technology

  Computer Information Systems

  Electronics Engineering Technology

  Game & Simulation Programming

  Network and Communications Management

Master’s Degree

  Electrical Engineering

  Information Systems Management

  Network & Communications Management

Students access these degree and certificate programs through a North American system of 97 locations as of June 30, 2012, as well as through DeVry University’s online delivery platform.

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

Keller Graduate School of Management has a continued and sustained focus on excellence in teaching, student mastery of practical management skills, and service to working adults. The curricula, like the undergraduate curricula, are subject to regular review for relevance to both students and employers. Keller offers classes in the evening, on weekends and online, which enables students to complete their degrees using whatever combination of online and onsite coursework suits their needs. To broaden the scope and appeal of its master’s degree programs, Keller has developed concentrations and graduate certificates. Many faculty members are practicing professionals who bring their expertise to the classroom, emphasizing theory and practices that will best serve students in their work as managers. Critical competencies in areas such as business communications, electronic commerce, technology, ethics, quality, and international matters are woven throughout the curricula.

Keller’s Master of Accounting and Financial Management program offers students a choice of two professional certification exam-preparation emphases: Certified Public Accountant and Certified Fraud Examiner. The Certified Public Accountant concentration was developed in conjunction with Becker Professional Education. Keller’s Master of Project Management program abides by the operational and educational criteria established by the Project Management Institute (“PMI”) and has earned the highest level of accreditation and the elite designation of Global Accreditation Center (GAC). Coursework within Keller’s Master of Human Resource Management program is in alignment with the HR Curriculum Guidelines and Templates established by the Society for Human Resource Management. The Master of Public Administration program offers students a choice of three tracks: government management, nonprofit management, and health management.

Academic Calendar

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of three academic periods (i.e. semesters) of 16 weeks, each comprising two eight-week sessions.

Online Delivery and Technology

DeVry University has offered online graduate programs since September 1998, and online undergraduate programs since 2001. Our online course offerings have increased every year since 1998, and we expect to continue to add online programs and concentrations in the future. By offering courses online, we can better serve students whose schedules or personal circumstances prevent them from attending classes in person, optimize use of classroom space, as well as supporting instruction with new and emerging technologies.

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

Enrollment Trends

New student undergraduate enrollment in July 2012 session decreased 16.6% to 7,532 students as compared to the prior year. Total undergraduate enrollment in July 2012 was 50,503 students, a decrease of 15.8% compared to 59,966 in the previous summer. There were 16,397 total students for the July 2012 session in DeVry University’s graduate programs, including its Keller Graduate School of Management, representing a decrease of 9.7% from the prior year.

The following table provides historical enrollment data for DeVry University’s undergraduate programs including both onsite and online students.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2012
Term	July 2011		September 2011		November 2011		January 2012		March 2012		May 2012
New Students	9,026		7,200		6,488		5,593		6,533		5,730
Total Students	59,966		65,933		60,103		62,435		56,958		60,044

	% Change Over Prior Year
Term	July 2011		September 2011		November 2011		January 2012		March 2012		May 2012
New Students	(33.8%	)	(28.4%	)	(19.8%	)	(22.5%	)	(17.3%	)	(14.3%	)
Total Students	(6.5%	)	(9.9%	)	(13.3%	)	(14.9%	)	(15.5%	)	(14.7%	)

	DeVry University Undergraduate Student Enrollment Fiscal Year 2011
Term	July 2010		September 2010		November 2010		January 2011		March 2011		May 2011
New Students	13,627		10,060		8,092		7,217		7,898		6,690
Total Students	64,155		73,153		69,307		73,339		67,374		70,393

	% Change Over Prior Year
Term	July 2010		September 2010		November 2010		January 2011		March 2011		May 2011
New Students	9.9%		(0.2%	)	(9.7%	)	(17.4%	)	(13.0%	)	(10.6%	)
Total Students	23.4%		18.3%		15.9%		11.0%		6.6%		3.7%

The following table provides historical coursetaker enrollment for DeVry University’s graduate programs including its Keller Graduate School of Management.

	DeVry University Graduate Coursetakers
Fiscal Year	July	September	November	January		March		May
2012	21,576	23,937	23,264	24,029		23,366		22,732
2011	21,165	23,389	23,199	24,784		24,406		23,802

	% Change Over Prior Year
Fiscal Year	July	September	November	January		March		May
2012	1.9%	2.3%	0.3%	(3.0%	)	(4.3%	)	(4.5%	)
2011	17.6%	14.1%	11.9%	9.3%		9.2%		7.7%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Population trends

The total postsecondary student population can be thought of as two categories of students: career-launchers, who are primarily traditional college-age students; and career-enhancers, who are primarily working adults.

According to the U.S. Department of Education, between 2000 and 2010, the latest period for which data are available, enrollment in degree-granting institutions increased by 37%, from 15.3 million to 21.0 million. Much of the enrollment growth was in full-time enrollment; the number of full-time students rose 45%, while the number of part-time students grew 26%. Enrollment increases may be affected both by population growth and by rising rates of individuals inspired to attend college. Between 2000 and 2010, the number of 18- to 24-year olds increased from 27.3 million to 30.7 million, and the percentage of 18- to 24-year olds enrolled in college rose from 35% in 2000 to 41% in 2010.

According to the National Center for Education Statistics (“NCES”), in recent years the percentage increase in the number of students age 25 and over has been larger than the percentage increase in the number of younger students, and this pattern is expected to continue. Between 2000 and 2010, the enrollment of students under age 25 increased by 34%. Enrollment of students 25 and over rose 42% during the same period. From 2010 to 2020, NCES projects a rise of 11% in enrollments of students under age 25, and a rise of 20% in enrollments of students 25 and over. Many external forces have combined to inspire older students to attend college today: the development of today’s knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and a growing recognition of the importance of lifelong learning.

The NCES estimates that in 2011 approximately 41.7% of all college students were at least 25 years old. More than half of DeVry University’s undergraduate students are at least 25 years old. Projections indicate that the percentage of this age group attending college will remain above 40% until 2020. The Bureau of Labor Statistics projects that through 2010, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow nearly twice as fast as those not requiring such education.

Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Census Bureau, in 2009 (the most recent date for which data are available), the average income of U.S. employees with a bachelor’s degree was approximately $56,665 which was nearly 85% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.

While the overall postsecondary student population continues to expand, DeVry University is experiencing declining enrollments. Management believes the decreases in enrollments are driven primarily by the negative impact on student decision making of the prolonged economic downturn and persistent unemployment, resulting in a reduction of interest from potential students. In addition, management believes a short-term distraction of DeVry University employees associated with the implementation of new regulations in July 2011, along with heightened competition also is contributing to the decreases in enrollments.

DeVry University’s student body is diverse and many come from lower income families, or are the first in their family to attend college. Some DeVry University campuses rank near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined.

Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2010	Fall 2011
Undergraduate	77.4%	74.5%
Graduate	22.6%	25.5%

Age	Fall 2010	Fall 2011
24 and Under	25.4%	23.1%
25 - 39	53.4%	54.2%
40 and Over	21.1%	22.7%

Gender	Fall 2010	Fall 2011
Male	54.0%	53.0%
Female	46.0%	47.0%

Race/Ethnicity	Fall 2010	Fall 2011
White	41.1%	38.5%
Black or African American	29.6%	26.9%
Hispanic (of any race)	14.4%	14.2%
Asian	4.9%	4.7%
American Indian or Alaska Native	0.6%	0.5%
Non-resident Alien	1.3%	1.8%
Two or More Races	1.4%	1.4%
Native Hawaiian or Other Pacific Islander	0.6%	0.6%
Race/Ethnicity Unknown	6.1%	11.4%

MEDICAL AND HEALTHCARE

DeVry’s Medical and Healthcare segment includes DeVry Medical International, Chamberlain College of Nursing, and Carrington Colleges Group. Under the leadership of the president of DeVry’s Medical and Healthcare Group, a management team works with each of the institutions in this segment.

DeVry Medical International

DeVry Medical International operates three institutions:

•	Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree;

•	Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree; and

•	American University of the Caribbean School of Medicine confers the Doctor of Medicine (M.D.) degree.

Together, the three schools had 5,944 students enrolled in the May 2012 semester.

Ross University School of Medicine

Since 1978, Ross University School of Medicine has been providing high quality medical education to prospective physicians. Ross University School of Medicine has graduated over 9,200 physicians during its three decades of service, and these graduates practice medicine in the US, Canada and Puerto Rico. The mission of Ross University School of Medicine is to prepare highly dedicated students to become effective, successful physicians. Ross University School of Medicine accomplishes this by focusing on imparting the knowledge, skills, and values required for its students to establish a successful and satisfying career as a physician.

Ross medical students complete a four-semester (approximately 16 months) Foundations of Medicine curriculum in modern classrooms and laboratories at a campus located in Dominica. The four semesters are followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at the Dominica campus, the Ross clinical location in Miami or at an affiliated hospital facility in Saginaw, Michigan. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of the 10-semester program by participating in clinical rotations under Ross University direction, and conducted at 75 affiliated teaching hospitals or medical centers affiliated with accredited medical education programs in the United States.

Ross’ medical educational program is comparable to the educational programs offered at U.S. medical schools. Ross’ program consists of three academic semesters per year — beginning in January, May and September — which allows the medical students to complete their basic science instruction in less time than they would at a U.S. medical school. The program prepares students for general medical practice and provides the foundation for postgraduate specialty training, which is primarily received in the United States.

Ross University School of Veterinary Medicine

Since its founding in 1982, Ross University School of Veterinary Medicine has graduated more than 2,900 veterinarians. The mission of Ross University School of Veterinary Medicine is to prepare highly dedicated students to become effective, successful veterinarians in the United States.

Ross veterinary students complete a seven-semester pre-clinical curriculum in a technologically advanced campus in St. Kitts. This program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction at one of 22 affiliated U.S. Colleges of Veterinary Medicine. At both the Medical and Veterinary schools, students are introduced to clinical experiences and clinical skills early in their respective curriculums.

American University of the Caribbean School of Medicine

On August 3, 2011, DeVry acquired the American University of the Caribbean School of Medicine (“AUC”) which was founded in 1978. AUC confers the Doctor of Medicine degree and its campus is located in the country of St. Maarten. Over 4,500 graduates have received AUC M.D. degrees and are licensed and practicing medicine throughout the world.

AUC medical students complete a two-year basic sciences program taught at AUC’s St. Maarten campus, followed by two years of clinical sciences taught at affiliated hospitals in the United States and England. AUC’s educational program is comparable to the educational programs offered at U.S. medical schools.

The acquisition of AUC was consistent with DeVry’s growth and diversification strategy, increasing its presence in high quality medical and healthcare education and expanding its academic offerings at the post-baccalaureate level. DeVry was attracted to AUC because of its highly regarded faculty, commitment to academic excellence, and an accomplished network of alumni. In addition, AUC has strong partnerships with residency placement hospitals across the United States.

The following table provides historical enrollment data for DeVry Medical International.

	DeVry Medical International New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January		May
2012	853	601	643	22.9%	(20.5%	)	13.6%
2011	694	756	566	4.2%	8.2%		66.5%

	DeVry Medical International Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January		May
2012	6,082	6,024	5,944	6.3%	1.0%		1.0%
2011	5,723	5,965	5,885	24.4%	27.8%		29.6%

For students who started in the 2011-2012 academic year, the average Ross medical student is 26 years old — two years older than the U.S. medical school average — and the student population is approximately 55% male. The average Ross veterinary student also is 26 years old — two years older than the U.S. veterinary school average — and the student population is approximately 81% female. Most Ross students are either citizens or permanent residents of the United States.

Chamberlain College of Nursing

DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing more than a century ago, Chamberlain offers programs in nursing education leading to one of three degrees: Associate Degree in Nursing (“ADN”) – (available at Columbus, Ohio campus), Bachelor of Science in Nursing degree (“BSN”) (including both the on-site three year BSN and the online RN to BSN Degree Completion Option, or the online Master of Science in Nursing degree. Chamberlain’s eleven campuses are co-located with DeVry University locations. Chamberlain had 10,852 students enrolled in the July 2012 term, an increase of 15.8% as compared to the year-ago period.

Chamberlain provides a superior nursing education experience distinguished by academic excellence, innovation, integrity and world class service. Chamberlain is committed to graduating compassionate, ethical and knowledgeable leaders who are empowered to transform healthcare.

Chamberlain’s pre-licensure BSN degree is a traditional on-site baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four year BSN programs containing summer breaks. Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s “fast track” RN to BSN completion program in as few as three semesters. The ADN program is a six-semester year-round program offered onsite or online only from the Columbus, Ohio location. In addition, Licensed Practical Nurses (“LPNs”) may receive up to 10 hours of credit for their previous work and can complete an ADN degree through either the onsite or online programs in Ohio. Liberal arts and science courses are taught through DeVry University.

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

The online master’s degree program offers four specialty tracks: Educator Specialty Track, Executive Specialty Track, Informatics Specialty Track, and Healthcare Policy Specialty Track. The program is 72 credit hours and is designed to take approximately two years of part-time study. Management courses are taught through Keller Graduate School of Management.

The following table provides historical enrollment data for Chamberlain, including both onsite and online students.

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2012
Term	July 2011	September 2011		November 2011	January 2012		March 2012	May 2012
New Students	1,721	1,065		1,868	1,129		1,801	1,083
Total Students	9,392	10,039		10,619	10,888		11,321	11,214

	% Change Over Prior Year
Term	July 2011	September 2011		November 2011	January 2012		March 2012	May 2012
New Students	10.7%	(6.0%	)	4.2%	(3.6%	)	6.1%	(0.8%	)
Total Students	39.5%	32.2%		26.5%	20.4%		19.9%	15.7%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2011
Term	July 2010	September 2010		November 2010	January 2011		March 2011	May 2011
New Students	1,555	1,133		1,793	1,171		1,697	1,092
Total Students	6,732	7,587		8,396	9,044		9,440	9,690

	% Change Over Prior Year
Term	July 2010	September 2010		November 2010	January 2011		March 2011	May 2011
New Students	43.6%	30.1%		45.4%	29.4%		33.6%	25.8%
Total Students	63.9%	59.6%		58.4%	55.0%		49.3%	46.9%

Ninety percent of Chamberlain students are female. Students in the on-site BSN program tend to be younger, yet most enter Chamberlain with previous college credits. Those in the ADN program tend to be non-traditional adult students who are changing careers.

Carrington Colleges Group

Carrington Colleges Group, Inc., also known as U.S. Education Corporation, was acquired by DeVry in September 2008. Carrington Colleges Group is the parent organization of Carrington College (formerly Apollo College founded in 1976) and Carrington College California (formerly Western Career College founded in 1967). The parent organization is headquartered in Phoenix, Arizona. Carrington College and Carrington College California prepare students for careers in healthcare through certificate and associate degree programs. The two colleges operate 20 campuses in the western United States and offer selected programs online. Currently, Carrington serves more than 4,800 students.

The mission each of Carrington College and Carrington College California is to prepare graduates to become health care professionals with the knowledge and skill necessary to assume entry-level positions in the healthcare industry.

Carrington College and Carrington College California currently offer career specific certificate or associate degree programs through campus-based courses in the following areas:

Medical

Diagnostic Medical Sonography

Health Care Administration

Medical Assisting

Medical Billing and Coding

Medical Laboratory Technology(1)

Medical Office Management(1)

Medical Radiography(1)

Respiratory Care

Surgical Technology(2)

Nursing

Practical Nursing(1)

Registered Nursing

Vocational Nursing(2)

Dental

Dental Assisting

Dental Hygiene

Health & Fitness/Massage

Fitness Training

Massage Therapy

Physical Therapy Technology(1)

Physical Therapist Assistant

Veterinary

Veterinary Assisting(1)

Veterinary Technology(2)

Pharmacy

Pharmacy Technology

Criminal Justice

Criminal Justice(2)

Graphics

Graphics Design(2)

Architectural Design Drafting(2)

(1)	Offered only at Carrington College
(2)	Offered only at Carrington College California

Carrington College and Carrington College California utilize DeVry’s Online Services technology platform, further leveraging DeVry’s high quality systems to improve efficiency while maintaining institutional academic oversight.

In addition to its onsite programs, Carrington College California offers online Programs in Accounting, Business, Computer Technology, Criminal Justice, Graphic Design, Health Care Administration, Health Information Technology, Paralegal Studies, Renewable Energy, and Sales and Marketing.

The following table provides historical enrollment data for students at Carrington College and Carrington College California. Management believes the decline in student enrollments at Carrington is the result of the impact of the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center. As part of its growth strategy, Carrington began offering courses in February 2012 at its newly opened campus in Mesquite, Texas, which represents Carrington’s first location in the Dallas metropolitan region. Carrington is also making targeted investments in enhancing its students’ academic experience.

	Carrington College and Carrington College California Student Enrollment Fiscal Year 2012
	September		December		March		June
New Students	2,548		1,565		2,035		1,632
Total Students	8,322		7,379		7,309		6,486

	% Change Over Prior Year
	September		December		March		June
New Students	(33.2%	)	(34.2%	)	(27.5%	)	(19.7%	)
Total Students	(27.8%	)	(29.3%	)	(28.4%	)	(25.7%	)

	Carrington College and Carrington College California Student Enrollment Fiscal Year 2011
	September		December		March		June
New Students	3,816		2,379		2,808		2,033
Total Students	11,524		10,444		10,207		8,728

	% Change Over Prior Year
	September		December		March		June
New Students	(19.9%	)	(13.2%	)	(28.9%	)	(35.3%	)
Total Students	(2.3%	)	(7.3%	)	(15.0%	)	(23.0%	)

INTERNATIONAL, K-12 AND PROFESSIONAL EDUCATION

DeVry Brasil

Founded in 2001 and based in Fortaleza, Ceará, Brazil, DeVry Brasil is the parent organization of Faculdades Nordeste (Fanor), Faculdade Ruy Barbosa, Faculdade FTE ÁREA1 and Faculdade Boa Viagem (“FBV”). These four institutions operate nine campus locations in the cities of Salvador, Fortaleza and Recife, in northeastern Brazil. DeVry completed its acquisition of a majority stake in DeVry Brasil in April 2009. FBV was acquired on February 29, 2012, and expands DeVry Brasil’s presence and program offerings in northeast Brazil.

The mission of DeVry Brasil is to become a leading provider of high quality post-secondary education across Brazil by sharing international academic standards and offering world class career-focused programs that prepare its students for success in their professions.

DeVry Brasil serves more than 21,000 students through undergraduate and graduate programs focused mainly in business management, nursing, law and engineering. The following table provides historical enrollment data for DeVry Brasil students.

	DeVry Brasil New Students
	Enrollment		% Change Over Prior Year
Fiscal Year	March	September	March	September
2012	5,599	3,033	46.1%	29.2%
2011	3,833	2,347	41.0%	9.1%
2010	2,718	2,151	(5.9%)	13.6%

	DeVry Brasil Total Students
	Enrollment		% Change Over Prior Year
Fiscal Year	March	September	March	September
2012	21,297	14,099	55.6%	17.8%
2011	13,688	11,972	16.1%	3.8%
2010	11,789	11,532	0.4%	10.6%

The acquisition of FBV accounted for 1,263 new students and 5,421 total students in the Spring 2012 enrollment period. Excluding the impact of the FBV acquisition, new student enrollments grew by 13.1% and total student enrollments grew by 16.0%.

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

Since its inception, AAI has educated more than 130,000 students and has partnerships with school districts in more than 30 states and more than 200 school districts and charter schools, as well as twenty virtual/blended high school programs.

Becker Professional Education

For more than 50 years, Becker Professional Education, a global leader in exam review and continuing education, has helped nearly half a million accounting, finance and project management professionals advance their careers and achieve success.

Becker Professional Education’s product lines include review courses preparing students to take the Certified Public Accountant (CPA), Association of Chartered Certified Accountants (ACCA), Chartered Institute of Management Accountants (CIMA), the Diploma in International Financial Reporting and Project Management Professional certification examinations and continuing education courses.

On April 2, 2012, Becker expanded its course offerings through its acquisition of Falcon Physician Reviews. Falcon Physician Reviews offers comprehensive review programs for medical students preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX). Using an innovative learning system and instructors from leading U.S. medical institutions, Falcon currently assists more than 1,500 students in achieving their goals of passing licensure exams on their way to becoming physicians.

Through its CPA exam review courses, Becker served nearly 50,000 students in fiscal year 2012. Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years. For calendar year 2011,

31 of the 37 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. For 2010, 19 of 19 Elijah Watt Sells Award winners prepared with Becker. Since 2005, when the American Institute of Certified Public Accountants (“AICPA”) began to share national results, 90 percent of the exam’s top scorers have prepared with Becker.

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

Based on surveys of Becker CPA Review students who took the CPA exam and published exam pass rate statistics supplied by the AICPA, Becker CPA Review students pass at twice the rate of all CPA exam candidates who did not take a Becker review course.

Becker Professional Education also offers continuing professional education and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development.

CPA Exam Review

The Uniform CPA Examination (“CPA exam”) is prepared and administered by the AICPA. The CPA exam is offered only in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice. Despite the turbulent economic times, the demand for CPAs remains relatively stable. The National Association of State Boards of Accountancy is projecting a two percent increase in test takers in fiscal year 2013.

COMPETITION

DeVry University

The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. According to the NCES, there were 7,234 Title IV eligible postsecondary institutions in the United States as of the 2011-12 academic year, including 3,393 private, for-profit (“private-sector”) schools; approximately 2,011 public schools (e.g. state institutions and community colleges); and approximately 1,830 private, not-for-profit (“independent”) schools. According to the NCES, in 2010 approximately 21.0 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV.

In every market in which DeVry University operates, there are numerous state institutions, community colleges, and independent universities. In particular, there is growing competitive pressure from online programs by private-sector, publicly-funded and independent institutions and site-based private-sector school programs.

Tuition at independent institutions is, on average, higher than the tuition at DeVry University. Publicly-supported colleges may offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to private-sector schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community colleges may be viewed as competitors, they also provide DeVry University an opportunity: it has a number of articulation and transfer agreements in place with community colleges that make it easier for their graduates to continue their education to earn a bachelor’s degree at DeVry University.

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

Undergraduate Programs

DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;

•	Faculty with relevant industry experience;

•	Well-developed and professionally-staffed undergraduate career service programs;

•	National name recognition and market presence;

•	Regional accreditation;

•	Modern facilities and well-equipped laboratories;

•	Flexibility and convenience with classes offered at 97 locations and online;

•	Evening, weekend, and online class schedules;

•	Year-round academic schedules that permit more flexible attendance and earlier graduation;

•

Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions; and

•	Small class sizes.

In recent years, DeVry has increased its competitiveness by enhancing several of the undergraduate programs, expanding DeVry University online offerings, and adding DeVry University centers. As a result, we offer more locations, and more flexible class schedules and learning formats, than most other educational institutions. Undergraduate classes at DeVry University campuses generally are offered in day and evening sessions, which helps students maintain part-time or full-time jobs. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.

Graduate Programs

DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner approach to education that stresses skills that employers value;

•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;

•	The convenience of more than 90 onsite teaching locations in major metropolitan areas nationwide and online; and

•

Flexible schedules with six sessions each year that enable new students to start their program at any of the six sessions and continuing students to take a session off, if necessary, to accommodate their schedules.

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

Medical and Healthcare

DeVry Medical International

Ross University School of Medicine and American University of the Caribbean School of Medicine compete with the 138 accredited U.S. schools of medicine, 26 U.S. colleges of osteopathic medicine, and approximately 30 Caribbean medical schools. Ross University School of Veterinary Medicine competes with AVMA accredited schools, of which 28 are U.S., five are Canadian and nine are international veterinary schools. In addition, Ross University School of Veterinary Medicine competes with two non-AVMA accredited Caribbean veterinary schools.

DeVry Medical International’s educational institutions attract potential students for several reasons. For some, these respective institutions are their first or only choice of schools because of its commitment to and focus on practitioner-oriented teaching. Others applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed. Some students elected not to apply to U.S. schools because of self-perceived deficiencies in their academic record or standardized test scores.

For the 2011-12 academic year, it is estimated that applications to U.S. medical and veterinary medical schools totaled approximately 44,000 and 7,000, respectively. From each of these separate applicant pools, approximately 45% were accepted. An additional estimated 5,750 students were accepted to U.S. osteopathic medical schools from an applicant pool of 14,000.

Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for DeVry Medical International’s educational institutes. Based upon the number of Medical College Admission Test (“MCAT”) takers, which increased to approximately 86,000 in 2011, up from approximately 82,000 in 2010, management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the Association of American Medical Colleges Center for Workforce Studies, June 2010 analysis, the demand for physicians will outpace supply by approximately 12% in 2020 and by almost 17% by 2025. There has been some recent expansion in the U.S. medical education enrollment capacity because of the growing supply/demand imbalance for medical doctors. Management believes this imbalance will continue to spur demand for medical education. Management also believes the veterinary medical education market is subject to some of the same forces.

Compared to its private-sector competitors, Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine enjoy several competitive advantages, including a large alumni base and strong reputation, federal financial aid eligibility for its students, and their historically large network of diverse geographical opportunities for clinical rotations.

Moreover the last five years, Ross University School of Medicine graduates obtained more first year residency positions at U.S. teaching hospitals than graduates from any other medical school in the world, including those schools in the United States. This data is based on an internal study of the maximum possible U.S. residencies with the largest medical schools in the world. Those residency appointments have been in virtually every medical specialty and subspecialty.

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare in the United States, with more than 2.7 million licensed nurses in 2011, according to the Bureau of Labor Statistics. Nurses represent the largest occupation of all health care workers in the United States and provide 85 percent of the health care delivery. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 26 percent from 2010 to 2020, faster than the average employment growth rate for all occupations.

Despite the long term need for nurses, demand has not yet produced a sufficient increase in educational capacity. According to AACN’s report on 2011-2012 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 75,587 qualified applicants from baccalaureate and graduate nursing programs in 2011 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors, and budget constraints.

Nationally, Chamberlain competes in the nursing education market which has more than 800 programs leading to RN licensure. These include both four-year educational institutions and two-year community colleges. However, Chamberlain has an advantage over many of its competitors because it offers a three-year, year-round BSN program as opposed to typical four year BSN programs where students take the summer off.

Carrington Colleges Group

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

Professional Education

Becker Professional Education competes with other methods of exam preparation, including courses offered by colleges and universities, and courses offered by other private training companies. Becker typically charges more for exam preparation than colleges and private competitors. In fiscal year 2010, Becker launched a zero percent financing program designed to make its CPA review more affordable.

With its 50-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker Professional Education differentiates itself from competitors by providing:

•	Extensive and constantly updated review and practice test materials;

•	Experienced, highly qualified instructors for each of the areas of specialty included in the exam;

•	Courses available in several formats, including live class, self-study, and online sessions, to meet candidate needs for flexibility and control; and

•	Practice simulations and software functionality, similar to those used in the actual exam

Becker’s live, self-study and online courses provide a wider range of study alternatives than other course providers. Becker students have a high success rate on the exam, passing at double the rate of non-Becker students. Some Becker students enroll after taking other review courses or studying independently without success.

CPA exam candidates can take advantage of Becker Professional Education’s CPA exam review learning approach and materials in conjunction with their DeVry University MBA or Master of Accounting and Financial Management programs, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to becoming licensed as a certified public accountant. Extending the marketing and administrative benefits of joint operation, Becker offers classes at DeVry University locations or through online learning.

STUDENT ADMISSIONS

DeVry University

Student Admissions

DeVry University employs admissions advisors and other administrative staff who support the admissions process, throughout the United States and Canada. Admissions advisors are salaried, full-time DeVry employees. There are admissions advisors at each DeVry University location who work with potential applicants.

Undergraduate students applying to DeVry University to take courses online primarily work with admissions advisors, either at a DeVry University location, or with a central staff of admissions advisors who are dedicated to serving online applicants. Applicants to online programs who are in areas remote from a DeVry University location, including active military personnel on military bases, work with a central staff of admissions advisors. DeVry University also employs Military Education Liaisons who visit military bases and conduct presentations with active military personnel. All graduate school students work with admissions advisors.

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

DeVry University’s High School Programs Representatives visit high schools throughout North America, making presentations on career choices — particularly in business and technology-related fields — and on the importance of a college education. DeVry University’s military team and community outreach team visit military bases and community colleges. Admissions advisors also receive student inquiries generated by DeVry University’s web site, other sources on the Internet, and direct mail. Follow-up interview sessions with prospective students generally take place at a DeVry University location or by telephone.

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

Medical and Healthcare

DeVry Medical International

The Ross University School of Medicine and Ross University School of Veterinary Medicine focus their marketing efforts on attracting highly qualified, primarily U.S. and Canadian applicants, with the motivation and requisite academic ability to complete their educational programs and pass the United States Medical Licensing Exam and the North American Veterinary Licensure Examination, respectively. Each institution’s marketing effort includes direct e-mail marketing, webinars, visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, targeted direct mail campaigns, information seminars in 40 major markets throughout the United States, Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets and print ads in major magazines and newspapers.

Ross University School of Medicine and Ross University School of Veterinary Medicine each employ regional admissions representatives in 12 cities throughout the U.S. and in Ontario, Canada, who seek out and pursue students interested in our two programs. Senior Associate Directors of Admission and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts. The successful applicant must have all prerequisite sciences (with labs), mathematics, and English courses as dictated by the admissions committee of both the medical and veterinary schools. All candidates for admission must interview with an associate director and all admission decisions are made by the admissions committees of the medical and veterinary schools.

AUC focuses its marketing efforts on attracting highly qualified, primarily U.S. applicants, with the motivation and ability to complete their medical programs and pass the applicable licensure examinations. Approximately one-third of AUC’s applicants come from referrals, with the remainder primarily from general advertising, including print and Internet media, AUC’s website and visits by admissions advisors to U.S. undergraduate institutions. AUC employs admissions advisors who are located at AUC’s administrative offices in Coral Gables, Florida and remotely throughout the United States and Toronto, Canada.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Arizona, Illinois, Indiana, Missouri, Ohio, Florida, Texas, Georgia and Washington, D.C. metro area high schools, employ targeted direct mail, cultivate alumni referrals and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises on the Internet, in healthcare career publications, in newspapers, and on the radio. Chamberlain’s extensive informational website generates nearly one-third of all prospective student applications.

Chamberlain employs regional admissions representatives who arrange for student interviews and campus tours. Admission requirements include a high school diploma or GED; minimum cumulative grade point average requirements vary depending upon the program. Applicants to the pre-licensure programs must pass the Chamberlain standard pre-admission exam to be eligible for admission. Admissions decisions are made by an admissions committee.

Carrington College and Carrington College California

Carrington College and Carrington College California each utilize varied marketing approaches to generate interest from potential students. Admissions advisors visit high schools in Arizona, California, New Mexico, Nevada, Oregon, Washington and Idaho. Each institution also conducts local advertising campaigns using broadcast media, print media, targeted direct mail and the internet. In addition, each institution holds open house events for local prospective students, cultivates alumni referrals, and participates in information seminars and career fairs.

Becker Professional Education

Becker Professional Education markets its courses directly to potential students and to selected employers, primarily the large global, national and regional public accounting firms. Alumni referrals, direct mail, print advertising, e-mail, digital and social media advertising and a network of student representatives at colleges and universities across the country also generate new students for Becker’s review courses. The Becker web-site is another source of information for interested applicants.

Becker Professional Education has relationships with more than 2,000 public accounting firms, corporations, government agencies and universities. Becker delivers its CPA review courses on about 100 college campuses, recruiting students attending those institutions. Becker also is the preferred provider of CPA review for most of the country’s largest public accounting firms, partnering with 99 of the top 100 public accounting firms, including each of the Big 4 Firms.

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

Keller Graduate School of Management was first awarded its North Central Association accreditation in 1977, and DeVry Institutes was first awarded North Central Association (now HLC) accreditation in 1981. Each school was separately accredited until February 2002, when the North Central Association approved the merger of DeVry Institutes and Keller Graduate School of Management into a single institution to form DeVry University. After a comprehensive evaluation visit in August 2002, the HLC approved a 10-year re-accreditation for DeVry University. The HLC further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two. In September 2008, DeVry University was accepted into the Academic Quality Improvement Program (AQIP) of the HLC, a seven year accreditation reaffirmation process based on creating a culture of continuous improvement, one of DeVry University’s key values.

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

DeVry Medical International

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

Ross University School of Veterinary Medicine has been recognized and accredited as a University and School of Veterinary Medicine by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine degree. In March 2011, the Veterinary School received an additional accreditation by the American Veterinary

Medical Association (“AVMA”). This accreditation reflects the investments that DeVry has made in academic quality and student services. The Veterinary School has affiliations with 22 AVMA-accredited U.S. colleges of veterinary medicine so that Ross students can complete their final three semesters of study in the United States.

The Minister of Health for the Government of St. Maarten authorizes AUC to confer the Doctor of Medicine degree. AUC is recognized and accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries which do not have a national medical school accreditation body. The National Committee on Foreign Medical Education of the U.S. Department of Education has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. In addition, AUC is approved by California, Florida and New York, three of the four states that have processes in place to evaluate and accredit an international medical school’s programs, allowing AUC students to participate in clinical residency training programs in those states. AUC has not sought approval from New Jersey to place its students in clinical rotation positions in the state.

Chamberlain College of Nursing

Chamberlain College of Nursing is accredited by The Higher Learning Commission (HLC) and is a member of the North Central Association of Colleges and Schools, ncahlc.org. HLC is one of the six regional agencies that accredit U.S. colleges and universities at the institutional level. The Bachelor of Science in Nursing degree program and the Master of Science in Nursing degree program are accredited by the Commission on Collegiate Nursing Education (CCNE). The Associate Degree in Nursing program at the Columbus location is accredited by the National League for Nursing Accrediting Commission (NLNAC,). Accreditation provides assurance to the public and to prospective students that established standards of quality have been met.

Carrington College and Carrington College California

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

Carrington College

Accrediting Bureau of Health Education Schools for Medical Assisting

Committee on Accreditation for Respiratory Care

Commission on Dental Accreditation

Joint Review Committee on Education in

Radiologic Technology

National League for Nursing Accrediting Commission

Carrington College California

Commission on Accreditation of Allied Health Education Programs

American Veterinary Medical Association

American Society of Health-System Pharmacists

Commission on Dental Accreditation

International, K-12 and Professional Education

DeVry Brasil

DeVry Brasil’s institutions and its programs are accredited by the Brazilian Ministry of Education. All DeVry Brasil’s institutions are constituted as “Faculdades” or colleges. Thus additions of new program, new campuses and expansions of current number of seats require approval from the Brazilian Ministry of Education.

Advanced Academics

Advanced Academics is accredited by the North Central Association Commission on Accreditation and School Improvement, the Northwest Association of Accredited Schools, and the Southern Association of Colleges and Schools. Advanced Academics has also been designated an approved provider by the Texas Education Agency, Oklahoma State Department of Education, Washington Digital Learning Department and the Florida Department of Education. Advanced Academics’ courses are approved by the National Collegiate Athletic Association and Advanced Placement courses have been approved by the College Board.

APPROVAL AND LICENSING

DeVry needs authorizations from many state or Canadian provincial licensing agencies or ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College California location is approved to grant certificates, diplomas, associate, bachelor’s and/or master’s degrees by the respective state in which it is located. Ross University School of

Medicine and American University of Caribbean School of Medicine clinical sites are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are posted with the U.S. Department of Education.

Many states and Canadian provinces require private- sector postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $20.0 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Education. DeVry has posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

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

TUITION AND FEES

DeVry University

Effective July 2012, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in 1 to 6 credit hours per session. Tuition is $365 per credit hour for each credit hour in excess of six credit hours. These tuition rates represent an expected effective increase of approximately 1.2% as compared to the summer 2011 session. These amounts do not include the cost of books, supplies, transportation and living expenses. Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition of $39,095. A full-time student enrolled in the eight-term undergraduate business administration program will pay total tuition of $68,684.

Among four-year institutions, DeVry University’s undergraduate tuition during the 2011-2012 academic year was lower than the average tuition of independent schools and the average out-of-state (un-subsidized) tuition of public schools, but it was higher than the average in-state (taxpayer subsidized) tuition of publicly-supported institutions, according to data published in the Annual Survey of Colleges by the College Board. At four-year private schools, the average annual undergraduate tuition and fees for the 2011-2012 academic year was $28,500 at independent schools (a 4.5% increase from the prior year) and $14,487 at private sector schools (a 3.2% increase). The average annual undergraduate tuition and fees at four-year public schools was $8,244 for in-state (a 8.3% increase) and $20,770 for out-of-state tuition (a 5.7% increase).

Effective July 2012, Keller Graduate School of Management program tuition per course is $2,298. This represents an expected weighted average increase of 1.9% compared to the year-ago session.

If a student leaves school before completing an enrollment period, U.S. state, and Canadian provincial regulations permit schools to retain a set percentage of the total tuition received. This amount varies, but generally equals or exceeds the percentage of the term the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

Some DeVry University programs, including the computer information systems and electronics and computer technology programs require students to own a laptop computer and have it available for class. Students also must purchase their own textbooks, electronic course materials and supplies.

Medical and Healthcare

DeVry Medical International

Effective September 2012, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine will be $17,675 and $16,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $19,500 per semester for the medical school, and $21,100 per semester for the veterinary school. These tuition rates represent an increase from September 2011 rates of 6.6% and 7.1% for the medical school and 6.3% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

Effective September 2012, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program will be $17,925 and $20,050, respectively, per semester. These tuition rates represent an increase from the September 2011 rates of 6.1%.

DeVry believes that these tuition rates are in the middle of the range among private medical and veterinary schools, but equal to or higher than tuition in publicly-supported (taxpayer subsidized) medical and veterinary schools. Tuition rates at most medical and veterinary schools, including Ross University, have increased for the past several years, and management believes rates will continue to increase.

Chamberlain College of Nursing

Effective July 2012, tuition is $665 per credit hour for students enrolling 1 to 6 credit hours per session in the BSN (onsite), ADN and LPN-to-RN programs. Tuition is $100 per credit hour per session for each credit hour in excess of six credit hours. These effective tuition rates are expected to be unchanged as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

Effective July 2012, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. This tuition rate was unchanged from July 2011 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year.

DeVry believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but equal to or higher than tuition in publicly-supported (taxpayer subsidized) schools. Tuition rates at most nursing schools have increased for the past several years, and management believes they will continue to increase.

Carrington College and Carrington College California

On a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program. Total program tuition at each institution ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs. Tuition for programs offered by Carrington College and Carrington College California is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered.

Professional Education

The price of Becker Professional Education’s complete classroom CPA review course is $3,315. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $1,105 per section. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, American University of the Caribbean School of Medicine, Carrington College and Carrington College California finance their education through a variety of sources, including government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers.

The following table summarizes DeVry’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2011 and 2010, respectively. Final data for fiscal year 2012 are not yet available.

	Fiscal Year
Funding Source:	2011	2010
Federal Assistance (Title IV) Program Funding (Grants and Loans)	73%	71%
State Grants	2%	2%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	24%	26%

Total	100%	100%

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

Information about Particular Government Financial Aid Programs

DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

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

•

Federal Pell grants. These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2012-2013 school year, eligible students can receive Federal Pell grants ranging from $555 to $5,550.

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

2. Loans. DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California students may participate in the Stafford and PLUS programs within the William D. Ford Federal Direct Student Loan Program. DeVry University undergraduate students may also participate in the Federal Perkins Student Loan Program.

•

Subsidized Stafford loan: awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.

•

Unsubsidized Stafford loan: awarded to students who do not meet the needs test or as an additional supplement to the subsidized Stafford loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of unsubsidized loans up to the limit of the subsidized Stafford loan at their respective academic grade level. The total Stafford Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Stafford Loan amounts borrowed as an undergraduate.

•

PLUS and Grad PLUS loans: enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

•

Federal Perkins loan: is a low-interest loan available only to those students who demonstrate exceptional financial need with interest and principle repayment deferred until nine months after a student no longer attends school on at least a half-time basis. The maximum Federal Perkins Loan amount is established by the institution, but cannot exceed $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution.

3. Federal Work-study. This program offers work opportunities, both on or off campus, on a part-time basis to undergraduate students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues on a cash basis from federal Title IV student financial assistance programs for two successive years may lose its eligibility to participate in the Title IV programs. The following table details the percentage of revenue from Title IV student financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2011 and 2010, respectively. Final data for fiscal year 2012 are not yet available.

	Fiscal Year
	2011	2010
DeVry University:
Undergraduate	81%	77%
Graduate	81%	76%
Ross University School of Medicine	81%	81%
Ross University School of Veterinary Medicine	89%	89%
Chamberlain College of Nursing	71%	70%
Carrington College	82%	82%
Carrington College California	85%	86%
American University of the Caribbean School of Medicine	81%	78%

State financial aid programs

Certain states, including California, Colorado, Florida, Georgia, Illinois, Kentucky, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Vermont offer state grant and loan assistance to eligible undergraduate students attending DeVry institutions. In fiscal year 2013, new students at DeVry University, Carrington College and Carrington College of California will no longer be eligible to receive state grant or loan assistance from California.

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

DeVry does not maintain a recommended lender list, but does list all of the lenders that made private loans to DeVry students in the previous year and still offer loans to DeVry students.

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

Canadian government financial aid programs

Canadian citizens or permanent residents of Canada (other than students from Quebec) are eligible for loans under the Canada Student Loan Plan, which is financed by the Canadian government but administered at the provincial level. Canadian undergraduate students attending the DeVry University Calgary campus may also be eligible for provincial student loans. Eligibility and amount of funding vary by province. Students attending DeVry University on-line or in the United States or Ross University School of Medicine and Ross University School of Veterinary Medicine may be eligible for the Canada Student Loan program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

Brazilian government financial aid programs

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. DeVry Brasil also participates in PROUNI, a Brazilian governmental program which provides scholarships to a portion of its undergraduate students.

DeVry-Provided Financial Assistance

DeVry’s institutional loan programs are available to DeVry students and are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances typically due within 12 to 60 months.

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

Professional Education

Students taking the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, Becker’s CPA Review course can be financed through Becker under a zero percent, 18 month term program.

Compliance with Legislative and Regulatory Requirements

Extensive and complex regulations in the United States and Canada govern all the government grant, loan, and work study programs in which DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, American University of the Caribbean School of Medicine, Carrington College and Carrington College California and their respective students participate. DeVry must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal student aid programs, prohibitions on certain types of incentive payments to student recruiters and financial aid officers, standards of financial responsibility, and administrative capability requirements. Like all other educational institutions, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous U.S. Department of Education (“ED”) and state regulatory agency program reviews have not resulted in significant findings or adjustments against DeVry. If a proceeding were initiated and caused the ED to substantially curtail DeVry’s participation in government grant or loan programs, DeVry’s enrollments, revenues and accounts receivable could all be adversely affected.

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

Gainful Employment. To be eligible for Title IV funding, most academic programs offered by private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. Effective July 1, 2011, all private sector higher education institutions must provide prospective students with the types of employment associated with the program, total cost of the program, on-time completion rate, job placement rate, if applicable, and the median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to the ED about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional financing plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify the ED at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, any performed wage analysis, any external program review and approval, and a demonstration of accreditation.

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

An academic program that passes any one standard is considered to be preparing students for gainful employment. If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed minimal acceptable performance and the program’s plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical for DeVry to continue offering that program. These gainful employment standards are effective beginning with the Gainful Employment Measures for 2012, which will be published in 2013.

On June 30, 2012, the U.S. District Court for the District of Columbia, in the case captioned Association of Private Sector Colleges and Universities (APSCU) v. Duncan, issued a decision that vacated most of the gainful employment regulations that the ED published on October 29, 2010 and June 13, 2011 and remanded those regulations to the ED for further action. The ED is reviewing the details of the Court’s decision in consultation with the Department of Justice and evaluating appropriate next steps. While the Court vacated most of the gainful employment regulations based upon one issue raised in the court case, it upheld the ED’s authority to impose gainful employment regulations. The Court determined that the ED did not provide a sound reason for setting the repayment rate failure threshold at 35 percent. And, because of the interrelationship of that provision with most of the other gainful employment requirements, the Court vacated the repayment rate metric as well as the debt-to-income gainful employment metrics that would have gone into effect July 1, 2012. The Court also vacated the gainful employment program reporting requirements and requirements about adding new gainful employment programs that previously went into effect on July 1, 2011. The Court left in place the gainful employment disclosure provisions that require institutions to disclose certain information on their web pages for each gainful employment program, including on time completion rates and information about tuition and costs.

Based on the rates that were released by the Department of Education before the Court vacated the regulation, DeVry did not have any programs that failed to meet the new Gainful Employment standards. Although the final rules regarding gainful employment metrics provide opportunities to address program deficiencies before the loss of Title IV eligibility, the continuing eligibility of

DeVry’s educational programs for Title IV funding will be affected by factors beyond management’s control, such as changes in the actual or deemed income level of DeVry’s graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level used in calculating discretionary income, changes in the percentage of DeVry’s former students who are current in repayment of their student loans, and other factors. In addition, even though deficiencies in the metrics may be correctible on a timely basis, the disclosure requirements to students following a failure to meet the standards may adversely impact student enrollments in that program and may adversely impact the reputation of DeVry’s educational institutions. As discussed above, the U.S. District Court issued a decision which vacated most of the Gainful Employment regulations. DeVry cannot predict the eventual outcome of this case.

Misrepresentation. The new rules significantly broaden an educational institution’s liability for “substantial misrepresentation” that would, among other things, subject DeVry to sanctions for statements containing inadvertent errors made to non-students, including to any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.

Incentive Compensation. An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement never established clear criteria for compliance in all circumstances, but there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. The new rules eliminate the 12 safe harbors. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit DeVry’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees.

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

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges serving low income students and in the areas in which its campuses are located. However, its overall completion rate actually is higher than reported in these statistics. Many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has added student support services. For the 2005 freshman students (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 30.0% as compared to the 2004 rate of 29.1%.

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

In the United States, DeVry University, Chamberlain College of Nursing, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Carrington College and Carrington College California have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2011. DeVry’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2012. Based upon the most recently filed financial aid audit reports, DeVry was not required to post any letters of credit relating to its participation in federal financial aid assistance programs.

As a part of its effort to monitor the administration of student financial assistance programs, the U.S. Department of Education and state grant agencies may conduct site visits and program reviews at any educational institution at any time. Reviews of several DeVry institutions have not resulted in any adverse material findings or adjustments. A comprehensive program review of DeVry University’s administration of the Title IV programs, initiated in May 2011, remains open and ongoing.

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

As discussed earlier, DeVry University undergraduate students are eligible to participate in the Federal Perkins Loan Program. DeVry University is responsible for the administration of this program. During fiscal year 2012, DeVry became aware that a portion of students with outstanding Perkins loans did not have the correct enrollment status, and therefore such loans should have been in repayment. The issue involved the transmission to a third party service provider of enrollment data for about ten percent of DeVry University students in the program. These students were not being moved into repayment mode when they should have been, and the fund was not accruing the interest or collecting the principal it should have. DeVry recorded an accrual for interest due to the Perkins fund for such loans along with a reserve for potential uncollectible accounts as a result of this now corrected administrative error.

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

Educational institutions are penalized to varying degrees under the William D. Ford Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 25% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by the U.S. Department of Education for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 25% for three consecutive years also are ineligible for Pell grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs. DeVry carefully monitors students’ loan default rates and has never had a cohort default rate of 25% or more for three consecutive years, or of 40% or more in any one year, at any if its institutions.

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

According to the U.S. Department of Education, the cohort default rate for all colleges and universities eligible for federal financial aid increased from 7.0% in fiscal year 2008 to 8.8% for fiscal year 2009 (the latest period for which data are available).

Default rates for DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California students follow. The latest period for which final data are available is 2009.

	Cohort Default Rate
	2009	2008	2007	2006
DeVry University: Undergraduate Programs	14.2%	10.2%	9.0%	7.3%
DeVry University: Federal Perkins Loan Program	12.4%	8.8%	6.6%	6.8%
DeVry University: Graduate Programs	3.9%	2.6%	2.7%	1.4%
Ross University School of Medicine	0.5%	0.2%	0.2%	0.1%
Ross University School of Veterinary Medicine	0.0%	0.0%	0.0%	0.1%
Chamberlain College of Nursing	3.3%	1.7%	2.9%	1.8%
American University of the Caribbean School of Medicine	2.0%	0.8%	1.0%	0.0%
Carrington College	11.7%	7.0%	7.2%	7.5%
Carrington College California	16.7%	13.6%	10.2%	9.6%

The cohort default rate for Carrington College California was in excess of 15.0% for the most recent year (2009). In accordance with U.S. Department of Education regulations, disbursement of Title IV Stafford loans for new students is delayed for a thirty day period for any institution with a cohort default rate in excess of 15.0%. Management believes that the delay in the related cash receipts for this DeVry institution will not materially affect its operations or cash flow.

Under the Federal Perkins loan program, the institution is responsible for collecting outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. DeVry has worked to reduce the default rates for all loan programs by implementing financial literacy and student counseling programs and retaining outside loan servicing agencies to contact former students and inform them of their repayment options.

CAREER SERVICES

DeVry University

As THE Career University, DeVry University believes that the employment of its graduates is essential to the achievement of its mission and the ability to attract and retain students. Career services professionals located at DeVry University undergraduate campuses work with students to choose careers, craft resumes, and prepare for job interviews. The staff also maintains contact with local and national employers to proactively identify job opportunities and arrange interviews. In many cases, company hiring representatives conduct interviews at DeVry University campuses.

DeVry University attempts to gather accurate data to determine how many of its undergraduates, both at the associate and bachelor’s degree levels, are employed in positions related to their program of study within six months following graduation. To a large extent, the reliability of such data depends on the quality of information that graduates self-report.

One measure of success is the employment outcomes of DeVry University graduates. Each year, thousands of DeVry University graduates have started careers in their chosen fields within 6 months or less of their graduation. Eighty-six percent of DeVry University’s February 2011, June 2011 and October 2011 graduates in the active job market were employed in their fields of study within six months of graduation at an average salary of $42,626. These statistics include graduates of associate and bachelor’s degree programs and those who were already employed in their field of study.

For the last ten years, DeVry University graduates have obtained employment at over 95 of the Fortune 100 companies. In this connection, DeVry University works with Fortune 100 companies to design programs that provide real-world knowledge.

Historically, DeVry University has provided students access to a national job database, which allows students to log into one site to view, apply for, and learn more about job opportunities appropriate to their experience and education level. Over the coming year DeVry University will expand the capabilities of this system into a more comprehensive student portal for career planning and management. This new system will include a self-assessment application, networking tools, video tutorials, resource links, and feeds for events and job leads relevant to their degree program. In addition, management has recently reconfigured the national job database to allow employers to access the system directly and post job leads on their own. This functionality will be rolled-out to our employer partners over the coming year.

Chamberlain College of Nursing

Chamberlain College of Nursing initiated a career services program in fiscal year 2009 at its Columbus campus, which now extends nationwide. Career services professionals work with students to develop resumes, prepare for job interviews, and target employment opportunities. The staff also maintains contact with local and national employers to proactively identify employment opportunities and arrange interviews. In addition, career services personnel gather data regarding employment and compensation as well as alumni perception of educational preparation for the workplace.

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

EMPLOYEES

As of June 30, 2012, DeVry had the following number of employees:

	Faculty and Staff		Part-time Student Employees	Total
	Full- time	Part- time
DeVry University	5,975	69	768	6,812
DeVry Medical International	1,130	28	93	1,251
Chamberlain College of Nursing	573	7	124	704
Carrington Colleges Group	935	179	45	1,159
Becker Professional Education	252	18	—	270
Advanced Academics	180	6	—	186
DeVry Brasil	1,213	1,174	141	2,528
Home Office Staff	605	6	—	611

Total	10,863	1,487	1,171	13,521

DeVry also utilizes independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. DeVry believes that its relationship with its employees is satisfactory. Approximately 240 administrative and support employees of Ross University’s medical school campus in Dominica and approximately 1,350 employees at DeVry Brasil are covered by respective collective bargaining agreements with local unions. During the fourth quarter of fiscal 2012, DeVry implemented an involuntary reduction in force (RIF) that will reduce its workforce by approximately 570 positions across all reporting units.

DeVry University

Each DeVry University campus and center is managed by a campus president or center dean and has a staff of academic deans, faculty and academic support staff, admissions group, career service and student service personnel, and other professionals. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.

Each DeVry University campus president hires academic deans and faculty members in accordance with internal criteria, accrediting standards, and applicable state law. All of our full-time faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. Thirty-three percent of DeVry University’s full-time faculty hold doctorate degrees. DeVry University offers sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities so they can maintain and enhance their currency and teaching skills. In addition to its regular faculty, DeVry University engages adjunct and visiting faculty — especially in the evening and online programs — who teach on a part-time basis while continuing to work in their technical field or specialty. Faculty members are evaluated periodically based on student comments and observations by an academic dean. DeVry University does not offer tenure.

Medical and Healthcare

DeVry Medical International

The Ross University School of Medicine and the Ross University School of Veterinary Medicine are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by DeVry Medical International, Inc. (formerly Ross Health Sciences, Inc.), a central administrative staff, located in North Brunswick, New Jersey, and Miami, Florida.

Faculty members at Ross University School of Medicine have either a Ph.D. or an M.D. degree or both. The full-time faculty is supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both. Faculty members at Ross University School of Medicine and Ross University School of Veterinary Medicine are not tenured.

The American University of the Caribbean School of Medicine is managed by a dean with appropriate department chairs and course directors to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing, and other student-related matters. The St. Maarten campus is supported by administrative staff located in Coral Gables, Florida.

In general, all medical school faculty members have a Ph.D., M.D. or a D.O. degree. The full-time faculty is supplemented by visiting instructors.

Chamberlain College of Nursing

Chamberlain College of Nursing campuses are managed by campus presidents who are doctorally prepared nurse administrators. The campus presidents report to a home office vice president of campus operations and are supported by a vice president of academic affairs who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. The campuses and online program offerings are supported by a central administrative/management staff located in Lombard, Illinois.

In general, Chamberlain College of Nursing faculty members have a Master of Science in Nursing, and several have a Ph.D. Those faculty without a master’s degree are enrolled in a graduate program in nursing. Liberal arts and sciences courses are taught by DeVry University faculty. Chamberlain faculty members are not tenured.

Carrington Colleges Group

Carrington College and Carrington College California campuses are managed by campus executive directors. These campus executive directors are supported by campus-based, director level support staff in the functional areas of admissions, career services, student finance, student records, and academics. Further support and oversight in the areas of academics, student finance, admissions, human resources, and information technology are provided by administrative staff located in Phoenix, Arizona (Carrington College) and Sacramento, California (Carrington College California).

The parent organization has its main office in Phoenix, Arizona. Support functions in accounting/finance, marketing, information technology, and human resources are maintained at this office.

All Carrington College and Carrington College California faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies and state authorizing agencies, as applicable.

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

Becker Professional Education

Becker Professional Education is managed by a staff based primarily at DeVry’s Downers Grove home office that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the United States, the United Kingdom and Hong Kong. Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis.

Home Office Staff

DeVry’s home office staff are located at offices in Downers Grove and Oak Brook, Illinois. The home office staff supports the employees for all of DeVry’s educational programs and locations by providing a broad range of services. Among the centrally-

provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, information technology, financial aid processing, regulatory compliance, internal audit, legal, tax, payroll, and finance and accounting.

TRADEMARKS AND SERVICE MARKS

DeVry owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “DeVry Shield Design,” “Keller Graduate School of Management,” “Advanced Academics,” “Becker Professional Education,” “Becker CPA Review,” “ATC International,” “Ross University,” “Chamberlain College of Nursing,” “U.S. Education Corporation,” “Carrington College,” “Carrington College California,” “EDUCARD®,” “American University of the Caribbean,” “Falcon Physician Reviews” and others. All trademarks, service marks, and copyrights associated with its businesses are owned in the name of DeVry Inc. or a subsidiary of DeVry Inc. DeVry vigorously defends against infringements of its trademarks, service marks, and copyrights.

ADDITIONAL INFORMATION

DeVry’s Web site is at http://www.devryinc.com.

Through its Web site, DeVry offers (free of charge) its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. The Web site also includes copies of the following:

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

Risks Related to DeVry’s Highly Regulated Industry

DeVry is subject to risks relating to regulatory matters. If DeVry fails to comply with the extensive regulatory requirements for its operations, DeVry could face fines and penalties, including loss of access to federal and state student financial aid for its students.

As a provider of higher education, DeVry is subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act, as amended and reauthorized, (“the Higher Education Act”) subjects DeVry’s U.S. degree granting institutions (DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College California) and all

other higher education institutions, including DeVry’s Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine, that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.

To participate in Title IV, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”), and be certified by the ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement.

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

•

Subjecting DeVry to other civil or criminal penalties, including those associated with filing a false claim, which may include requirements to repay one or more years receipt of Title IV aid and treble damages.

Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on DeVry’s business, results of operations, financial condition and cash flows. If DeVry were to lose its Title IV eligibility, DeVry would experience a dramatic and adverse decline in revenue and would be unable to continue business as it is currently conducted.

Many U.S. state governments also provide financial support to students enrolled in higher education programs in their state. These state government financial aid programs subject our schools to regulatory requirements, often similar to those governing federal Title IV programs. If any one of our U.S. degree granting institutions is found to be in noncompliance with regulations governing those programs, its students and prospective students may lose access to funds from the non-compliant program, which could negatively impact the financial condition, results of operations and cash flows of the affected institution. The institution could also be required to repay all or a portion of funds received for one or more years of noncompliant activity.

The U.S. Congress may change laws governing federal financial aid programs in ways that could materially impact our financial condition, operations and cash flows.

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

The U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the Higher Education Act reauthorizations. At this time, DeVry cannot predict all of the changes that the U.S. Congress will ultimately make. Since a significant percentage of DeVry’s revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of DeVry’s degree granting institutions or students to participate in Title IV Programs could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows. Recently proposed legislation that, if enacted, could have a material adverse effect on our business includes:

•	Inclusion of sources of federal student assistance or funding other than Title IV aid in the 90/10 formula,

•	Limitations of the use of federal funding for certain expenses.

Congressional examination of private sector post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on private sector education institutions, including participation in Title IV programs and the U.S. Departments’ of Defense and Veterans Administration oversight of tuition assistance for military service members attending private sector colleges. Since June 2010 the Senate HELP Committee has held hearings to examine private sector education. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to private sector institutions, and the receipt of veteran’s and military education benefits by students enrolled at private sector institutions. DeVry has cooperated with each of these inquiries. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of private sector institutions’ revenue coming from Title IV and other federal funding sources. The GAO released four reports on private sector post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 private sector institutions (not any of our schools) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid; second, a report in October 2010 critical of the ED’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some private sector online institutions; and fourth, a report in December 2011 comparing various student outcomes across private sector, non-profit, and public institutions. This increased activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by Congressional activity may adversely affect enrollment in and revenues of private sector educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

Our ability to comply with some of regulations of the Department of Education is affected by economic forces affecting our students and graduates that are not entirely within our control.

Our ability to comply with several regulations of the ED is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain gainful employment, and to pay for a portion of their education with private funds. These measurements are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study and the availability of private financing sources. The continued economic downturn, or a worsening economic outlook, could impact these measurements, which could have a material adverse effect on our financial condition, results of operation and cash flows.

Our failure to comply with the Department of Education’s gainful employment regulations could result in heightened disclosure requirements and loss of Title IV eligibility.

Proprietary education programs that “lead to gainful employment in a recognized profession” are eligible to participate in Title IV programs. In June 2011, the ED released regulations, comprised of alternative metrics, to determine whether a proprietary institution’s programs lead to gainful employment, with the express purpose of restricting the financing options of students at certain proprietary institutions. Failure to meet the established criteria would result in a proprietary education institution, like any of our U.S. degree institutions, losing eligibility to participate in Title IV programs. Much of the ED’s gainful employment regulations were recently vacated in PSCU v. Duncan, Case No. 1:11-CV-01314-RC, Dkt. 25 at 1 (D.D.C. June 30, 2012). The Court in PSCU, however, upheld ED’s authority to establish minimum standards in determining whether an institution’s programs met the gainful employment requirements. If the ED were to successfully appeal the Court’s decision in PSCU, or develop new gainful employment regulations, and we were unable to comply with such regulations, our noncompliance with such regulations could have a material impact on our ability to participate in the Title IV programs and, consequently, a material adverse effect on our financial condition. In connection with the ED’s focus on gainful employment, the ED also released regulations that were not vacated in PSCU requiring disclosures related to program costs, average indebtedness and employment outcomes from each program. These remaining disclosure requirements could have an adverse impact on our ability to recruit and enroll students if potential new students perceive these outcomes as an indicator of poor value or non-competitive with other programs.

Department of Education rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by the Department of Education that could restrict or eliminate our eligibility to participate in Title IV programs.

Recently adopted ED rules significantly broaden an educational institution’s liability for “substantial misrepresentation” that, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at any of our U.S. degree granting schools, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. If the ED determines that an institution has engaged in substantial misrepresentation, the ED may revoke an institution’s agreement to participate in the ED’s Title IV programs, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the ED determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on financial condition, results of operations, cash flows and stock price.

Regulations governing the eligibility of our U.S. degree granting institutions to participate in Title IV programs preclude us from compensating any employee or third-party involved in student recruitment, admissions or finance based on their success in those areas. These regulations could limit our ability to attract and retain highly-qualified employees, to sustain and grow our business, or to develop or acquire businesses that would not otherwise be subject to such regulations.

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult for us to attract and retain highly-qualified employees. The regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our financial condition, results of operations, cash flows and stock price. Additionally, guidance from the ED indicates that these regulations would apply to services that we may provide to enable other educational institutions to offer online educational programs. These restrictions could materially restrict our ability to provide services competitive with other companies that provide, or will provide, online services to educational institutions without restrictions on incentive compensation.

A failure to demonstrate financial responsibility or administrative capability may result in the loss of eligibility to participate in Title IV programs.

All Title IV participating institutions are subject to meeting financial and administrative standards. These standards are assessed through annual compliance audits, quadrennial renewal of institutional program participation agreements, periodic program reviews and ad hoc events which may lead ED to evaluate an institution’s capacities. If we fail to demonstrate either financial responsibility or administrative capability, we could be subject to sanctions including; a requirement to post a letter of credit, fines, suspension or termination of our eligibility to participated in the Title IV programs, any of, which could have a material adverse effect on our financial condition, results of operation and cash flows.

Student loan defaults could result in the loss of eligibility to participate in Title IV programs.

Our U.S. degree granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by the ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 25% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next federal fiscal year. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. Beginning with the cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining the rate at which borrowers, who become subject to their repayment obligation in the relevant fiscal year, default by the end of the third federal fiscal year. The prior method of calculating cohort default rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. This change will initially affect eligibility determinations for the 2015 and 2016 fiscal years. If any of our U.S. degree granting institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our financial condition, results of operation and cash flows.

Our schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs were too high.

Our U.S. degree granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90%. If any of our U.S. degree granting institutions lose eligibility to participate in Title IV programs because it is unable to comply with the ED’s 90/10 Rule, it could have a material adverse effect on our financial condition, results of operation and cash flows.

Our failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010 the ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission, which is the accreditor for DeVry University and Chamberlain College of Nursing, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010 the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by the ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If the ED determines that an institution is out of compliance with the credit hour definition, the ED could impose liabilities or other sanctions which could have a material adverse effect on our financial conditions, results of operation and cash flows.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of accreditation by any of our schools would leave such affected school ineligible to participate in Title IV programs and would have a material adverse effect on our financial condition, results of operation and cash flows. In addition, an adverse action by any of our accreditors, other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with the ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Campuses of our U.S. degree granting institutions are authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where each such campus is located. Such state authorization is required for students at the campus to participate in Title IV programs. The loss of state authorization would, among other things, render the affected school ineligible to participate in Title IV programs at least at those state campus locations, limit that school’s ability to operate in that state and could have a material adverse effect on our financial condition, results of operation and cash flows.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Many states are experiencing severe budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education, or replace the source with more expensive forms of funding such as private loans which will have a negative impact on debt measurements such as the Gainful Employment disclosures and the cohort default rate. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our financial condition, results of operations and cash flows.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 measurement.

We are subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and ED regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program. If refunds are not properly calculated or timely paid, we may be required to post a letter of credit with the ED or be subject to sanctions or other adverse actions by the ED, which could have a material adverse effect on our financial condition, results of operation and cash flows.

We rely on one or more third parties to administer portions of our Title IV and institutional loan programs and failure to comply with applicable regulations by a third-party or by us could result in sanctions.

We contract with unaffiliated entities for student software systems and services related to the administration of portions of our Title IV and institutional loan programs. Because each of our schools is jointly and severally liable for the actions of third-party servicers and vendors, failure of such servicers to comply with applicable regulations could have a material adverse effect on our schools, including fines and the loss of eligibility to participate in Title IV programs. If any of the third party servicers discontinue providing such services to us, we may not be able to replace them in a timely, cost-efficient, or effective manner, or at all, and we could lose our ability to comply with collection, lending and Title IV requirements, which could have a material adverse effect our enrollment, revenues and results of operations.

We provide financing programs to assist some of our students in affording our educational offerings. These programs are subject to various federal and state rules and regulations. Failure to comply with credit and collections regulations could subject us to fines.

Our institutional lending programs fall under the oversight and enforcement provisions of the Consumer Financial Protection Bureau. If we, or one of the companies that service our loans, do not comply with Truth in Lending or Fair Debt Collections Practices laws, we could be subject to fines of as much as $1,000,000 per day of non-compliance. These fines could have a material adverse effect on our financial condition, results of operation and cash flows.

Release of confidential information could subject us to civil penalties or cause us to lose our eligibility to participate in Title IV programs.

As an educational institution participating in federal and state student assistance programs and collecting financial receipts from enrollees or their sponsors, we collect and retain certain confidential information. Such information is subject to federal and state privacy and security rules, including the Family Education Right to Privacy Act, the Health Insurance Portability and Accountability Act and the Fair and Accurate Credit Transactions Act. Release or failure to secure confidential information or other non-compliance with these rules could subject us to fines, loss of our capacity to conduct electronic commerce and loss of eligibility to participate in Title IV programs.

We are subject to sanctions if we fail to accurately and timely report sponsored students’ tuition, fees and enrollments to the sponsoring agency.

A significant portion of our enrollment is sponsored through various federal and state supported agencies and programs, including the U. S. Departments of Defense, Labor and Veterans Administration. We are required to periodically report tuition fees and enrollment to the sponsoring agencies. As a recipient of funds, we are subject to periodic reviews and audits. Inaccurate or untimely reporting could result in suspension or termination of our eligibility to participate in these federal and state programs and have a material adverse impact on enrollments and revenues.

DeVry’s enrollment may be adversely affected by presentations of data concerning competitors that are not representative of actual educational costs for our prospective students.

The ED and other public policy organizations are concerned with the escalating costs of higher education and have developed various tools and resources to help students find low cost educational alternatives. These resources primarily rely on and present data for first-time, full-time residential students, which is not representative of most prospective DeVry students. These presentations may influence some prospective students to exclude DeVry institutions from their consideration.

Risks Related to DeVry’s Business

Student enrollment at our schools is affected by legislative, regulatory and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollments effectively.

Our future growth depends on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. DeVry University, Carrington College and Carrington College California have experienced reduced new student enrollments in recent periods. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, increased unemployment, consumer aversion to debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long term growth prospects.

DeVry is subject to risks relating to enrollment of students. If DeVry is not able to continue to successfully recruit and retain its students, it will not be able to sustain or grow revenues.

DeVry’s undergraduate and graduate educational programs are concentrated in selected areas of technology, healthcare and business. If applicant career interests shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline.

If our graduates are unable to find appropriate employment opportunities, we may not be able to recruit new students.

If employment opportunities for DeVry graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions offering different courses of study.

We face heightened competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our financial condition, results of operation and cash flows.

Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than we have. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase. This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our employees in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with upgrades from time to time.

Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure you that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state authorities and private litigants, and any of which could have a material adverse effect on our business.

A failure in our computer network or information systems could severely impact our ability to serve our existing students and attract new students.

The performance and reliability of our computer networks and system applications, especially their online educational platforms and student operational and financial aid packaging applications, are critical to our reputation and ability to attract and retain students. System errors and/or failures could adversely impact DeVry’s delivery of educational content to its online students. In addition, system errors could result in delays and/or errors in processing student financial aid and related disbursements. There is no assurance that we would be able to enhance/expand our computer networks and system applications to meet increased demand and future information requirements.

Government regulations relating to the Internet could increase our cost of doing business and affect our ability to grow.

The increasing popularity and use of the Internet and other online services has led to and may lead to further adoption of new laws and regulatory practices in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Natural disasters or other extraordinary events may cause us to close some of our schools.

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

As part of its growth strategy, DeVry intends to open new campuses, offer new educational programs and add capacity to existing locations. Such actions require DeVry to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations, programs and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or not properly allocate financial and human capital would adversely impact DeVry’s future growth.

We may not be able to attract, retain and develop key employees necessary for our operations and the successful execution of our strategic plans.

DeVry may be unable to attract, retain and develop key employees with appropriate educational qualifications and experience. In addition, DeVry may be unable to effectively plan and prepare for changes in key employees. Such matters may cause DeVry to incur higher wage expense and/or provide less student support and customer service which could adversely affect enrollment, revenues and expense. A significant amount of our compensation for our key employees is tied to our financial performance. Recent financial results have resulted in lower compensation payments under our Management Incentive Plan and lower returns on grants under our Long Term Incentive Plan for many of our key employees, which may make it more difficult for DeVry to retain such employees. We may require new employees in order to execute some of our strategic plans. Uncertainty regarding our future financial performance may limit our ability to attract new employees with competitive compensation or increase our cost of recruiting and retaining such new employees.

DeVry may not be able to successfully identify, pursue or integrate acquisitions.

As part of its growth strategy, DeVry is actively considering acquisition opportunities in the U.S. and worldwide. DeVry has acquired and expects to acquire additional educational institutions that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations into our institutions and maintain uniform standards, controls, policies and procedures; and

•	Issues not discovered in our due diligence process, including commitments and/or contingencies.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

The U.S. Treasury Department announced that it may seek legislative changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies. DeVry’s effective income tax rate reflects benefits derived from operations outside the United States. Earnings of DeVry’s international operations are not subject to foreign or U.S. federal income taxes as described in Note 10, Income Taxes, to the Consolidated Financial Statements. If such federal tax laws were changed and some of DeVry’s international earnings were subject to federal income tax, or if certain of DeVry’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted. In addition, DeVry has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, subject to expire in fiscal year 2013, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties. If this law not extended, or a similar law adopted, our consolidated tax provision, beginning in our fiscal year 2013, would be impacted and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

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

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At June 30, 2012, intangible assets from business combinations totaled $285.2 million, and goodwill totaled $550.0 million. Together, these assets equaled approximately 45% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $285.2 million of intangible assets and up to $550.0 million of goodwill.

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

As of June 30, 2012, there were 97 DeVry University locations, including both campuses and centers, in operation. These locations comprised approximately 3,111,000 in total square feet, of which, approximately 2,285,000 square feet were under lease and approximately 826,000 square feet were owned. No campus that is owned by DeVry is subject to a mortgage or other indebtedness. DeVry plans to open one new DeVry University location in fiscal 2013.

MEDICAL AND HEALTHCARE

Ross University School of Medicine and Ross University School of Veterinary Medicine

The Ross University School of Medicine’s Foundations of Medicine facilities of approximately 215,000 total square feet are located on an approximately 33 acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease and 11 acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria and recreational space. Classrooms and laboratories are furnished with state of the art audio-visual equipment.

During fiscal year 2009, Ross University School of Medicine opened a 31,700 square foot leased location in Freeport, Grand Bahama. Currently, Ross University School of Medicine and American University of the Caribbean School of Medicine offer a Medical Education Review program at the Freeport location.

The Ross University School of Veterinarian Medicine pre-clinical instructional facilities of approximately 188,000 total square feet are located on a 50 acre site in St. Kitts. Ross University School of Veterinarian Medicine owns 26 acres and leases 24 acres of pasture land from the government. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns.

American University of the Caribbean

American University of the Caribbean’s seven acre campus is located in the country of St. Maarten. The campus is owned and includes approximately 133,000 square feet of academic and student residence facilities. The construction of new academic and student- life buildings are currently in progress.

DeVry Medical International

DeVry Medical International, Inc., is co-located with a DeVry University facility in North Brunswick, New Jersey. In addition, DeVry Medical International has a clinical and administrative center in Miramar, Florida, which is co-located with Chamberlain College of Nursing and DeVry University campuses.

Chamberlain College of Nursing

Chamberlain’s home office is located in a 20,000 square foot leased facility in Lombard, Illinois, a Chicago suburb. Chamberlain currently operates eleven campuses of which eleven are co-located with DeVry University campuses. In addition, Chamberlain expects to open two new campuses in fiscal year 2013.

Carrington

As of June 30, 2012, there were ten Carrington College campuses and nine Carrington College California campuses in operation. These locations comprise approximately 750,000 in total square feet, all of which are under lease. In addition, the parent organization of the Carrington Colleges leases office space in Mission Viejo, CA; Phoenix, AZ; and Sacramento, CA, for its administrative offices.

INTERNATIONAL, K-12 AND PROFESSIONAL EDUCATION

DeVry Brasil

DeVry Brasil currently operates nine campuses in the cities of Fortaleza, Salvador, Sao Lois and Recife Brazil. DeVry Brasil’s administrative functions are co-located with a campus in Fortaleza, which is an owned facility. These locations are comprised of approximately 898,000 total square feet, of which approximately 484,000 square feet are under lease and 414,000 square feet are owned.

Advanced Academics

Advanced Academics is headquartered in approximately 34,000 square feet of leased office space in Oklahoma City, Oklahoma. In addition, Advanced Academics leases 3 smaller offices of approximately 2,000 to 5,000 square feet each in Minneapolis, MN; Reno, NV and Tracy, CA, for its teaching faculty and student service staff.

Becker Professional Education

Becker Professional Education is headquartered within DeVry’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 10,000 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases space in Melville, New York and Hong Kong for sales and administrative staff. The administrative and sales office of Becker’s Falcon Physician Reviews is co-located with DeVry University’s campus in Irving, Texas, a Dallas suburb.

CPA review classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.

HOME OFFICE

DeVry’s home office staff are located in two leased facilities in nearby Chicago suburbs, Oak Brook and Downers Grove, Illinois. DeVry leases approximately 233,000 square feet of total office space for these two locations.

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

The Boca Raton Firefighters’ and Police Pension Fund filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claimed in the First Amended Complaint that DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting Plaintiffs leave to file a second amended complaint by May 4, 2012.

On May 4, 2012, the Plaintiffs again amended their allegations in the Shareholder Case (the “Second Amended Complaint”). The Second Amended Complaint alleges a longer putative class period of October 27, 2007, to August 11, 2011, but narrows the scope of the alleged fraud significantly as compared to the previous two complaints. Plaintiffs now focus exclusively on DeVry’s practices for compensating student Admissions Advisors, alleging DeVry misled the market by failing to disclose that its compensation practices violated federal law and by making affirmative misrepresentations that DeVry complied with compensation regulations. On July 10, 2012, DeVry filed a Motion to Dismiss the Second Amended Complaint, which is awaiting Judge Grady’s consideration.

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

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience

Daniel M. Hamburger President and Chief Executive Officer, DeVry Inc.	48

Mr. Hamburger joined DeVry in November 2002 as Executive Vice President with responsibility for DeVry’s online programs and Becker Professional Review division. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry. Mr. Hamburger was appointed Chief Executive Officer in November 2006.

David J. Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	55

Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes, a private-sector educational management company, from July 2001 to October 2005.

William Hughson President, Medical and Healthcare Group	48

Mr. Hughson joined DeVry in September 2009 as President of the Medical and Healthcare group. Prior to joining DeVry, Mr. Hughson was promoted to Vice President of DaVita Inc. after holding several leadership positions from 2000 to 2009. DaVita Inc. is a leading provider of dialysis services in the United States.

Steven Riehs President, International, K-12 and Professional Education	52

Mr. Riehs joined DeVry in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. In October 2010, Mr. Riehs was promoted to President, International, K-12 and Professional Education, a new organizational structure within DeVry that includes DeVry Brasil, Advanced Academics and Becker Professional Education.

Dr. Andrew Jeon President, DeVry Medical International	61

Dr. Jeon joined DeVry in September 2011 as President of DeVry Medical International. Prior to joining DeVry, Dr. Jeon served as President and Chief Executive Officer of Partners Harvard Medical International since 1996.

Name, Age and Office		Business Experience

John P. Roselli President, Becker Professional Education	48

Mr. Roselli joined DeVry in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli was promoted to President of Becker Professional Education.

Susan Groenwald President, Chamberlain College of Nursing	63

Ms. Groenwald joined DeVry in January 2006 as President of Chamberlain College of Nursing. Prior to joining DeVry, Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services for large self-insured employers.

Christopher J. Caywood President, Online Services	51

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

Robert Paul President, Carrington Colleges Group, Inc.	44

Mr. Paul joined DeVry in July 2007 as Vice President of Metro Operations at DeVry University. On July 1, 2011, Mr. Paul was promoted to President, Carrington Colleges Group, Inc. Prior to joining DeVry, Mr. Paul served in a variety of leadership roles at the University of Phoenix from 1993 through 2007.

Timothy J. Wiggins Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	56

Mr. Wiggins joined DeVry in January 2012 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry, Mr. Wiggins served as Executive Vice President and Chief Financial Officer of Tellabs since 2003.

Sharon Thomas Parrott Senior Vice President, External Relations and Chief Compliance Officer, DeVry Inc.	62

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

Gregory S. Davis Senior Vice President, General Counsel and Secretary, DeVry Inc.	50

Mr. Davis joined DeVry in July 2007 as Vice President, General Counsel and Secretary. Prior to joining DeVry, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc., from 2003 to 2007, which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.

Donna N. Jennings Senior Vice President, Human Resources, DeVry Inc.	50

Ms. Jennings joined DeVry in October 2006 as Vice President of Human Resources. Prior to joining DeVry, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Name, Age and Office		Business Experience

Eric P. Dirst Senior Vice President, Chief Information Officer, DeVry Inc.	45

Mr. Dirst joined DeVry in May 2008 as Vice President and Chief Information Officer. Prior to joining the Company, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2000 to 2008.

Patrick J. Unzicker Vice President, Finance and Chief Accounting Officer, DeVry Inc.	41

Mr. Unzicker joined DeVry in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer. Prior to joining DeVry, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

DeVry’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Dividends	Fiscal 2012		Dividends	Fiscal 2011
	Paid	High	Low	Paid	High	Low
First Quarter	$0.12	$66.85	$35.03	$0.10	$59.53	$36.34
Second Quarter	—	43.01	32.73	—	51.20	40.58
Third Quarter	0.15	42.37	33.85	0.12	56.25	40.25
Fourth Quarter	—	34.68	26.13	—	62.31	47.77

Approximate Number of Security Holders

There were 581 holders of record of DeVry’s common stock as of August 1, 2012. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.

Dividends

DeVry is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law. Cash flow is also subject to some restrictions by covenants in DeVry’s debt agreement, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2012 to fund its current operations, reinvest in capital equipment as appropriate and remain in full compliance with the covenants in its debt agreement. In May 2012, the Board of Directors declared a dividend of $0.15 per share of common stock, paid in July 2012. DeVry’s Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.30 per share. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the board of directors deems relevant. See Note 6 to the Consolidated Financial Statements for historical dividend declaration information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs(1)	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs(1)
April 2012	359,900	$32.22	359,900	$55,936,945
May 2012	395,700	$29.71	395,700	$44,181,889
June 2012	377,604	$28.02	377,604	$33,601,048

Total	1,133,204	$29.94	1,133,204	$33,601,048

(1)

On November 2, 2011, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2013. The total remaining authorization under the repurchase program was $33,601,048 as of June 30, 2012.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs
April 2012	224	$32.11	NA	NA
May 2012	581	$28.79	NA	NA
June 2012	364	$26.66	NA	NA

Total	1,169	$28.76	NA	NA

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry’s Common Stock during the period from June 30, 2007, through June 30, 2012, with the cumulative return on the NYSE Stock Market Index (U.S. Companies), and an industry group index.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2007

AMONG DEVRY INC., NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2007	2008	2009	2010	2011	2012
DeVry Inc.	100.0	158.0	147.9	155.7	176.2	93.1
NYSE Market Index — U.S. Companies	100.0	87.7	61.8	69.4	78.0	75.2
Industry Group Index(1)	100.0	78.0	109.3	83.7	71.7	53.4

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2007 in DeVry Inc. Common Stock, the NYSE Stock Market Index (U.S. Companies), and the Industry Group(1), and that all dividends were reinvested.

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

ITEM 6 — SELECTED FINANCIAL DATA

Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 115 of this report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

DeVry’s financial results for fiscal year 2012 reflect the continued revenue deceleration within DeVry University, Carrington College and Carrington College California, which resulted in a decline in earnings as compared to the prior year. Management is very focused on improving DeVry’s performance by implementing initiatives that are intended to more closely align its cost structure with student enrollment levels; improve the effectiveness of its student recruiting efforts; and make targeted investments to drive future growth, particularly within the Medical and Healthcare segment. Operational and financial highlights for the year include:

•

The continued economic downturn, persistent unemployment and heightened competition have resulted in declining student enrollments at DeVry University, Carrington College and Carrington College California.

•

During the year, management recorded non-cash impairment charges related to the write-down of identified intangible assets and goodwill at Carrington in the amount of $75.0 million and at Advanced Academics in the amount of $19.4 million.

•

During the fourth quarter of fiscal year 2012, DeVry recorded a restructuring charge of approximately $7.1 million primarily related to workforce reductions to align its cost structure with enrollments primarily at DeVry University and Carrington Colleges. During fiscal year 2013, DeVry expects to realize expense reductions of $50 million primarily within these educational institutions.

•

Chamberlain College of Nursing (“Chamberlain”) began offering nursing programs at its new campuses in Miramar, Florida in July 2011, and Indianapolis, Indiana in March 2012. In addition, in May 2012, Chamberlain began teaching courses at its new campus in Cleveland, Ohio.

•

Chamberlain received approval from the Illinois Board of Higher Education for its doctorate of nursing practitioner program. Also, Chamberlain received approval from the Illinois Board of Higher Education for a Master’s of Science in Nursing program in Healthcare Policy.

•

DeVry continued to execute on its diversification strategy and completed the acquisition of the American University of the Caribbean School of Medicine in August 2011. In February 2012, DeVry acquired Faculdade Boa Viagem (FBV). The acquisition was another step in the process of expanding DeVry Brasil’s presence in the northeast area of the country. In May 2012, DeVry’s Becker Professional Education acquired Falcon Physician Falcon Physician Reviews, which offers comprehensive review programs for medical students preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX).

•

The American Institute of Certified Public Accountants released its 2011 Elijah Watt Sells award winners, honoring the candidates with the highest scores on the CPA exam. There were 37 winners, and 31 of them prepared for the exam using Becker’s industry-leading CPA review materials.

•

DeVry was named an official education partner to the United States Olympic Committee. DeVry University and its Keller Graduate School of Management are providing higher education opportunities at undergraduate and graduate levels, including scholarships and a dedicated DeVry staff, for U.S. Olympic and Paralympic athletes and hopefuls through 2016.

•

DeVry completed its sixth share repurchase program during fiscal year 2012. In December 2011, DeVry began repurchasing shares of its common stock under its seventh share repurchase program, which was approved by its Board of Directors in November 2011. During fiscal year 2012, DeVry repurchased approximately 4,258,000 shares of its common stock at an average cost of $37.13 per share.

•

DeVry’s financial position remained strong generating $277.4 million of operating cash flow during fiscal year 2012. As of June 30, 2012, cash and marketable securities balances totaled $176.7 million with no debt outstanding.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During fiscal year 2012, DeVry recorded impairment charges related to its Carrington Colleges Group reporting unit and its Advanced Academics reporting unit. In addition, DeVry recorded a restructuring charge primarily related to workforce reductions to align its cost structure with enrollments at DeVry University and Carrington Colleges. DeVry also recorded a gain from the sale of Becker’s Stalla CFA review operations. The following table illustrates the effects of the impairment charges, restructuring charge and gain on the sale of assets on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the impairment and restructuring charges and gain on the sale of assets. DeVry uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	Fiscal Year
	2012	2011	2010
Net Income	$141,565	$330,403	$279,909
Earnings per Share (diluted)	$2.09	$4.68	$3.87
Impairment Charges (net of tax)	$74,184	$—	$—
Effect on Earnings per Share (diluted)	$1.10	$—	$—
Restructuring Expenses (net of tax)	$4,334	$—	$—
Effect on Earnings per Share (diluted)	$0.06	$—	$—
Gain on Sale of Assets (net of tax)	$(2,216)	$—	$—
Effect on Earnings per Share (diluted)	$(0.03)	$—	$—
Net Income Excluding the Impairment Charges, Restructuring Charges and Gain on Sale of Assets (net of tax)	$217,867	$330,403	$279,909
Earnings per Share Excluding the Impairment Charges, Restructuring Charges and Gain on Sale of Assets (net of tax)	$3.22	$4.68	$3.87

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior two fiscal years. Percentages may not add because of rounding.

	Fiscal Year
	2012	2011	2010
Revenues	100.0%	100.0%	100.0%
Cost of Educational Services	46.7%	42.4%	43.1%
Student Services and Administrative Expense	38.7%	34.9%	35.4%
Impairment Charges	4.5%	0.0%	0.0%
Restructuring Charges	0.3%	0.0%	0.0%

Total Operating Costs and Expense	90.2%	77.3%	78.5%

Operating Income	9.8%	22.6%	21.5%
Interest Income	0.0%	0.1%	0.1%
Interest Expense	(0.1%)	(0.1%)	(0.1%)
Net Gain on Sale of Assets	0.2%	0.0%	0.0%
Net Investment Gain	0.0%	0.0%	0.1%

Net Interest and Other Income (Expense)	0.1%	0.0%	0.1%

Income Before Minority Interest and Income Taxes	9.9%	22.7%	21.5%
Income Tax Provision	3.1%	7.5%	6.9%

Net Income	6.8%	15.2%	14.6%

FISCAL YEAR ENDED JUNE 30, 2012 VS. FISCAL YEAR ENDED JUNE 30, 2011

REVENUES

Total consolidated revenues for fiscal year 2012 of $2,089.8 million decreased $92.6 million, or 4.2%, as compared to last year. Revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships due to the challenging economic environment, persistent unemployment and heightened competition. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare and International, K-12 and Professional Education segments as a result of growth in total student enrollments, improved student retention and tuition price increases. In addition, AUC, which was acquired on August 3, 2011, and FBV, which was acquired on February 29, 2012 contributed to offsetting the revenue decline during fiscal year 2012.

Management expects that total revenues will be slightly down for fiscal year 2013 as compared to fiscal year 2012, driven largely by the impact from declines in new student enrollments within DeVry University and Carrington experienced in fiscal year 2012, partially offset by anticipated revenue growth within DeVry’s other educational institutions. Management believes that fiscal years 2014 through 2016 will represent a period of recovery and growth for DeVry, assuming modest enrollment growth at DeVry University, a recovery of enrollments within Carrington, and continued growth within DeVry’s other educational institutions.

Business, Technology and Management

During fiscal year 2012, Business, Technology and Management segment revenues decreased 10.7% to $1,303.6 million as compared to the year-ago period as a result of a decline in undergraduate student enrollments and an increase in scholarships due to the challenging economic environment, persistent unemployment and heightened competition. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 33.8% from July 2010 (13,627 students) to July 2011 (9,026 students);

•	Decreased by 28.4% from September 2010 (10,060 students) to September 2011 (7,200 students);

•	Decreased by 19.8% from November 2010 (8,092 students) to November 2011 (6,488 students);

•	Decreased by 22.5% from January 2011 (7,217 students) to January 2012 (5,593 students);

•	Decreased by 17.3% from March 2011 (7,898 students) to March 2012 (6,533 students): and

•	Decreased by 14.3% from May 2011 (6,690 students) to May 2012 (5,730 students).

Undergraduate total student enrollment by term:

•	Decreased by 6.5% from July 2010 (64,155 students) to July 2011 (59,966 students);

•	Decreased by 9.9% from September 2010 (73,153 students) to September 2011 (65,933 students);

•	Decreased by 13.3% from November 2010 (69,307 students) to November 2011 (60,103 students);

•	Decreased by 14.9% from January 2011 (73,339 students) to January 2012 (62,435 students);

•	Decreased by 15.5% from March 2011 (67,374 students) to March 2012 (56,958 students): and

•	Decreased by 14.7% from May 2011 (70,393 students) to May 2012 (60,044 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 1.9% from the July 2010 session (21,165 coursetakers) to the July 2011 session (21,576 coursetakers);

•	Increased by 2.3% from the September 2010 session (23,389 coursetakers) to the September 2011 session (23,937 coursetakers);

•	Increased by 0.3% from the November 2010 session (23,199 coursetakers) to the November 2011 session (23,264 coursetakers);

•	Decreased by 3.0% from the January 2011 session (24,784 coursetakers) to the January 2012 session (24,029 coursetakers);

•	Decreased by 4.3% from the March 2011 session (24,406 coursetakers) to the March 2012 session (23,366 coursetakers); and

•	Decreased by 4.5% from the May 2011 session (23,802 coursetakers) to the May 2012 session (22,732 coursetakers).

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

Management believes the decreases in enrollments were driven primarily by the negative impact on student decision making of the prolonged economic downturn and persistent unemployment, resulting in a reduction in interest from potential students. In addition, management believes the recent distraction of DeVry University employees associated with the implementation of new regulations in July 2011, along with heightened competition also contributed to the decreases in DeVry University undergraduate enrollments.

To address these issues, DeVry University is enhancing the effectiveness of its recruiting efforts. During the third quarter, DeVry University provided additional training to its admissions advisors on revisions that were made to their performance management system stemming from the implementation of new regulations in July 2011. It is also making investments to enhance the strength of its brand, improve customer service and increase awareness among potential students through new and innovative advertising campaigns. DeVry University is also making targeted investments in new programs to drive future growth. In addition, management made the decision to invest more heavily in scholarships and grants to help DeVry University’s students achieve their academic goals. This decision was made in order to assist our students in difficult economic times and in reaction to recent changes to the Pell grant program that now provides students with funds for two semesters per year, rather than three. Since students were not going to be receiving the funds they previously had under the Pell program, management made the decision to utilize DeVry’s financial flexibility to offer scholarships to support those students. DeVry granted approximately $5 million in additional scholarships in the fourth quarter of fiscal 2012, of which $2.4 million went to students to supplement the loss of Pell grants.

Medical and Healthcare

Medical and Healthcare segment revenues increased 9.6% to $612.0 million in fiscal year 2012 as compared to the prior year. Higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and DeVry Medical International were the key drivers of the segment revenue growth, which more than offset a decline in total student enrollments at Carrington Colleges Group (“Carrington”). In addition, AUC, which was acquired on August 3, 2011, contributed to the revenue growth in the segment during the current year periods. Key trends for DeVry Medical International (which is composed of Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine), Chamberlain and Carrington are set forth below.

DeVry Medical International new student enrollment by term:

•	Increased by 22.9% from September 2010 (694 students) to September 2011 (853 students); and

•	Decreased by 20.5% from January 2011 (756 students) to January 2012 (601 students); and

•	Increased by 13.6% from May 2011 (566 students) to May 2012 (643 students).

DeVry Medical International total student enrollment by term:

•	Increased by 6.3% from September 2010 (5,723 students) to September 2011 (6,082 students);

•	Increased by 1.0% from January 2011 (5,965 students) to January 2012 (6,024 students); and

•	Increased by 1.0% from May 2011 (5,885 students) to May 2012 (5,944 students).

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

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 10.7% from July 2010 (1,555 students) to July 2011 (1,721 students);

•	Decreased by 6.0% from September 2010 (1,133 students) to September 2011 (1,065 students);

•	Increased by 4.2% from November 2010 (1,793 students) to November 2011 (1,868 students);

•	Decreased by 3.6% from January 2011 (1,171 students) to January 2012 (1,129 students);

•	Increased by 6.1% from March 2011 (1,697 students) to March 2012 (1,801 students) and

•	Decreased by 0.8% from May 2011 (1,092 students) to May 2012 (1,083 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 39.5% from July 2010 (6,732 students) to July 2011 (9,392 students);

•	Increased by 32.2% from September 2010 (7,587 students) to September 2011 (10,039 students);

•	Increased by 26.5% from November 2010 (8,396 students) to November 2011 (10,619 students);

•	Increased by 20.4% from January 2011 (9,044 students) to January 2012 (10,888 students);

•	Increased by 19.9% from March 2011 (9,440 students) to March 2012 (11,321 students) and

•	Increased by 15.7% from May 2011 (9,690 students) to May 2012 (11,214 students).

Carrington new student enrollment by term:

•	Decreased by 33.6% from July 2010 (4,291 students) to July 2011 (2,850 students);

•	Decreased by 33.0% from November 2010 (4,595 students) to November 2011 (3,080 students); and

•	Decreased by 30.9% from March 2011 (3,261 students) to March 2012 (2,254 students).

Carrington total student enrollment by term:

•	Decreased by 25.6% from July 2010 (11,234 students) to July 2011 (8,363 students);

•	Decreased by 28.4% from November 2010 (10,942 students) to November 2011 (7,839 students); and

•	Decreased by 28.4% from March 2011 (10,206 students) to March 2012 (7,309 students).

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

•	Effective September 2011, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $16,900 and $18,900, respectively, per semester.

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

Excluding the impact of the AUC acquisition, new student enrollment for the September 2011 semester increased 34.9%, as compared to the prior year semester, overlapping a 26.4% decrease in the new student growth rate in the prior year. Excluding the impact of the AUC acquisition, new student enrollment for the January 2012 semester decreased 19.9%, as compared to the prior year semester, as a result of capacity constraints at the Ross University School of Medicine campus in Dominica. Ross continues to invest in its Dominica facilities, programs and student services to meet the strong demand for its medical program.

The decreases in new student enrollments in the September 2011, January 2012 and May 2012 terms at Chamberlain were driven by increased competition for its online RN to BSN program. Chamberlain also faced tough year over year comparisons, with a 42% new student enrollment growth in November 2010. Chamberlain’s onsite pre-licensure programs continued to grow as did new student enrollments in its master’s degree programs. Total student enrollment growth at Chamberlain was the result of ongoing investments in new programs and locations, including the addition of three new locations (Houston in March 2011; Miramar, Florida, in July 2011; and Indianapolis in March 2012), along with organic growth at existing locations.

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

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues rose 6.3% to $174.3 million in fiscal year 2012 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago periods. In addition, FBV, which was acquired on February 29, 2012, contributed to the revenue growth in the segment during the third quarter. Revenues increased slightly at Becker during fiscal year 2012 as a result of increased demand for its CPA live and online instruction. In addition, Becker’s acquisition of Falcon Physician Reviews on April 2, 2012, also contributed to revenue growth. Revenues declined at Advanced Academics during the fiscal year due to school district budget constraints. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:

•	Increased by 29.2% from fall 2010 (2,347 students) to fall 2011 (3,033 students); and

•

Increased by 46.1% from spring 2010 (3,833 students) to spring 2012 (5,599 students). The acquisition of FBV accounted for 1,263 new student enrollments in the current year period. Excluding the impact of the FBV acquisition, new student enrollments grew by 13.1%.

DeVry Brasil total student enrollment by term:

•	Increased by 17.8% from fall 2010 (11,972 students) to fall 2011 (14,099 students); and

•

Increased by 55.6% from spring 2011 (13,688 students) to spring 2012 (21,297 students). The acquisition of FBV accounted for 5,421 total student enrollments in the current year period. Excluding the impact of the FBV acquisition, total student enrollments grew by 16.0%.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 5.4% to $975.6 million during fiscal year 2012 as compared to the prior year. The acquisitions of AUC, FBV, ATC International and Falcon Physician Reviews, accounted for more than two-thirds of the increase during fiscal year 2012. In addition, cost increases were also incurred in support of operating a higher number of campus locations for Chamberlain and DeVry Brasil as compared to the prior year. These increases were partially offset by lower Costs of Educational Services within DeVry University and Carrington Colleges as a result of savings from cost reduction measures (workforce reductions and deferred project spending). Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2012 as a result of an increase in the number stock awards granted to retirement eligible employees, which are fully expensed upon grant.

As a percentage of revenue, Cost of Educational Services increased to 46.7% in fiscal year 2012 from 42.4% during the prior year period. The increase was the combined result of decreased operating leverage due to revenue declines primarily at DeVry University and Carrington, and the impact from incremental investments to maintain the high quality of DeVry’s educational offerings and new campus openings at Chamberlain and DeVry Brasil to drive future enrollment growth.

For fiscal year 2013, management expects that DeVry’s Cost of Educational Services will increase as compared to fiscal year 2012 as a result of the impact of acquisitions made in fiscal year 2012 and continued investment to open new locations and support growing enrollments at Chamberlain and DeVry Brasil. Management expects that Cost of Educational Services will decrease within DeVry University, Carrington Colleges and Advanced Academics in fiscal year 2013 and compared to fiscal year 2012.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 6.0% to $808.4 million during fiscal year 2012 as compared to the year-ago period. The acquisitions of AUC, FBV, ATC International and Falcon Physician Reviews, accounted for more than one-third of the increase during fiscal year 2012. The remainder of the increase in expenses represented additional investments in advertising and recruiting to drive enrollment growth and incremental marketing expenses associated with operating a higher number of Chamberlain and DeVry Brasil campus locations as compared to the year ago periods. In addition, cost increases were incurred in student services and home office support personnel. These increases were partially offset by savings from cost reduction measures including deferred hiring and workforce reductions.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during fiscal year 2012 as compared to the year-ago period due to the acquisitions of AUC, FBV, ATC International and Falcon Physician Reviews. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 38.7% in fiscal year 2012 from 34.9% during the year-ago period. The increase was the combined result of decreased operating leverage from declining enrollments and incremental investments, which include advertising, student services and home office support personnel.

Asset Impairment Charge

During fiscal year 2012, DeVry recorded non-cash asset impairments totaling $94.4 million, which were comprised of $75.0 million related to its Carrington reporting unit and $19.4 million relating to its Advanced Academics reporting unit. In the second quarter of fiscal year 2012, revenues and operating income for DeVry’s Carrington Colleges Group reporting unit were significantly below management’s expectations driven primarily by a larger than expected decline in new student enrollments. Carrington’s revenue declined 27% during the second quarter as compared to the prior year. As a result of the significant decrease in revenue, Carrington generated an operating loss in the second quarter as compared to operating income in the year-ago period. To improve Carrington’s financial results, management is executing a turn-around plan which includes which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. Though management believes its planned business and operational strategies will reverse this negative trend there is increased uncertainty as to the timing of this reversal. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an interim impairment analysis. As a result, during the second quarter of fiscal year 2012, DeVry recorded a non-cash asset impairment charge of $75 million related to its Carrington reporting unit.

At Advanced Academics, revenue was significantly below management’s expectation during the fourth quarter of fiscal year 2012, as a result of decreased funding for large school districts served by Advanced Academics. Advanced Academics revenue declined 46.4% during the fourth quarter of fiscal year 2012 and the reporting unit generated an operating loss of $5.0 million as compared to operating income of $2.1 million in the year-ago quarter. As a result of the decline in revenue and in connection with DeVry’s annual impairment analysis, management revised its forecast and future cash flow projections for Advanced Academics, which resulted in an estimated fair market value which was below its book value. As a result, DeVry recorded a non-cash asset impairment charge of $19.4 million. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended June 30, 2012, for additional disclosure on the impairment analyses.

Restructuring Charge

During the fourth quarter of fiscal 2012, DeVry implemented an involuntary reduction in force (RIF) that reduced its workforce by approximately 570 positions across all reporting units. This resulted in a pre-tax charge of approximately $7.1 million that primarily represented severance pay and benefits for these employees. This was allocated to the segments as follows: $5.0 million to Business Technology and Management, $2.0 million to Medical and Healthcare and $0.1 million to International, K-12 and Professional Education.

Cash payments for the severance charges and restructuring charges were approximately $1.4 million for the year ended June 30, 2012. The remaining $5.7 is accrued as of June 30, 2012, and is expected to be paid by the end of the second quarter of fiscal 2013.

OPERATING INCOME

Total consolidated operating income for fiscal year 2012 of $204.2 million decreased $289.9 million, or 58.7%, as compared to the prior year. The largest driver of the decline in operating income during fiscal year 2012 was $94.4 million non-cash asset impairment charge. In addition, revenue declines at DeVry University, Carrington Colleges, Advanced Academics and the restructuring charge also contributed to the decline in operating income. Operating income decreased within all three of DeVry’s respective segments.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 44.0% to $201.1 million during fiscal year 2012, as compared to the prior year. The decrease in operating income was the result of lower revenue and decreased operating leverage and a restructuring charge of $5.0 million (as discussed earlier). Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs.

Medical and Healthcare

Medical and Healthcare segment operating income decreased 91.0% to $9.6 million during fiscal year 2012 as compared to the prior year. The decrease in operating income was the result of an operating loss at Carrington and an asset impairment charge of $75.0 million (as discussed earlier), which was partially offset by an increase in operating income at both Chamberlain and Ross University Schools of Medicine and Veterinary Medicine and the incremental contribution to operating income from AUC. Carrington generated an operating loss of as compared to operating income of in fiscal year 2011, as a result of lower student enrollments as compared to the year ago period, partially offset by cost reduction measures. Excluding the asset impairment and restructuring charges, the Medical and Healthcare segment operating income declined 19.0% to $86.6 million during fiscal year 2012.

International, K-12 and Professional Education

International, K-12 and Professional Education segment operating income decreased 89.3% to $3.5 million during fiscal year 2012 as compared to the prior year. The decrease in operating income was the result of an operating loss and an asset impairment charge of $19.4 million at Advanced Academics (as discussed earlier), which was partially offset by an increase in operating income at DeVry Brasil, including the incremental contribution to operating income from FBV. Advanced Academics recorded an operating loss during fiscal year 2012 greater than the operating loss in the prior year as a result of lower student enrollments as compared to the year ago period. Excluding the asset impairment and restructuring charges, the International, K-12 and Professional Education segment operating income declined 29.6% to $23.0 million during fiscal year 2012.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income decreased 46.8% to $0.8 million during fiscal year 2012 as compared to the prior year. Interest income decreased because of lower interest rates earned and a lower level of invested balances during fiscal year 2012. The decrease in invested cash balances was the result of cash used for the acquisitions of AUC, FBV and Falcon Physician Reviews, a decrease in operating cash flow due to decreased profitability, and increased share repurchases over the past year.

Interest expense increased 103.7% to $2.6 million during fiscal year 2012 as compared to the prior year. Interest expense increased due to higher commitment fees and amortization of deferred financing costs related to DeVry’s $400 million revolving line of credit which was entered into during May 2011.

During fiscal year 2012, DeVry recorded a $3.7 million pre-tax gain from the sale of Becker’s Stalla CFA review operations in December 2012. For fiscal year 2012, revenues generated from the Stalla CFA Review represented less than 0.5% of total DeVry revenues, and assets attributable to Stalla comprised less than 0.5% of total DeVry assets at the time of divestiture. The business operations and management of the Stalla CFA Review were combined with other Becker Professional Education program offerings, and as such, Stalla did not have separately identifiable cash flows. Accordingly, management has concluded that treatment of the Stalla divestiture as a discontinued operation is not required.

INCOME TAXES

Taxes on income were 30.9% of pretax income for fiscal year 2012, compared to 33.1% for the prior year. The lower effective tax rate in fiscal year 2012 was attributable to a lesser proportion of pre-tax income being generated by DeVry’s U.S. operations versus its international operations in the current year as compared to the prior year.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of our subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of Sint Maarten all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

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

FISCAL YEAR ENDED JUNE 30, 2011 VS. FISCAL YEAR ENDED JUNE 30, 2010

REVENUES

Total consolidated revenues for fiscal year 2011 of $2,182.4 million increased $267.2 million, or 14.0%, as compared to fiscal year 2010. Revenues increased within all three of DeVry’s business segments as a result of growth in student enrollments, improved student retention and tuition price increases. DeVry’s revenue growth rate decelerated from 18.7% during the first half of fiscal year 2011 to 9.7% during the second half of the fiscal year mainly as a result of declining new student enrollments at DeVry University and Carrington.

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

Undergraduate new student enrollment by term:

•	Increased by 9.9% from July 2009 (12,405 students) to July 2010 (13,627 students);

•	Decreased by 0.2% from September 2009 (10,079 students) to September 2010 (10,060 students);

•	Decreased by 9.7% from November 2009 (8,957 students) to November 2010 (8,092 students);

•	Decreased by 17.4% from January 2010 (8,736 students) to January 2011 (7,217 students);

•	Decreased by 13.0% from March 2010 (9,078 students) to March 2011 (7,898 students): and

•	Decreased by 10.6% from May 2010 (7,481 students) to May 2011 (6,690 students).

Undergraduate total student enrollment by term:

•	Increased by 23.4% from July 2009 (52,007 students) to July 2010 (64,155 students);

•	Increased by 18.3% from September 2009 (61,813 students) to September 2010 (73,153 students);

•	Increased by 15.9% from November 2009 (59,788 students) to November 2010 (69,307 students);

•	Increased by 11.0% from January 2010 (66,084 students) to January 2011 (73,339 students);

•	Increased by 6.6% from March 2010 (63,175 students) to March 2011 (67,374 students): and

•	Increased by 3.7% from May 2010 (67,883 students) to May 2011 (70,393 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Increased by 17.6% from the July 2009 session (17,991 coursetakers) to the July 2010 session (21,165 coursetakers);

•	Increased by 14.1% from the September 2009 session (20,496 coursetakers) to the September 2010 session (23,389 coursetakers);

•	Increased by 11.9% from the November 2009 session (20,734 coursetakers) to the November 2010 session (23,199 coursetakers);

•	Increased by 9.3% from the January 2010 session (22,679 coursetakers) to the January 2011 session (24,784 coursetakers);

•	Increased by 9.2% from the March 2010 session (22,343 coursetakers) to the March 2011 session (24,406 coursetakers);

•	Increased by 7.7% from the May 2010 session (22,103 coursetakers) to the May 2011 session (23,802 coursetakers); and

•	Increased by 1.9% from the July 2010 session (21,165 coursetakers) to the July 2011 session (21,576 coursetakers).

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

Management believes the decreases in enrollments were driven mainly by the negative impact on student decision making of the prolonged economic downturn and economic conditions generally, resulting in a reduction of interest from potential students. In addition, management believes the recent distraction of DeVry University employees associated with the implementation of new regulations also contributed to the decreases in DeVry University undergraduate enrollments.

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

Ross University total enrollment by term:

•	Increased by 2.1% from May 2009 (4,448 students) to May 2010 (4,542 students);

•	Decreased by 0.7% from September 2009 (4,601 students) to September 2010 (4,567 students);

•	Increased by 3.0% from January 2010 (4,669 students) to January 2011 (4,810 students); and

•	Increased by 6.2% from May 2010 (4,542 students) to May 2011 (4,825 students).

Ross University new student enrollment by term:

•	Decreased by 39.5% from May 2009 (562 students) to May 2010 (340 students);

•	Decreased by 26.4% from September 2009 (666 students) to September 2010 (490 students);

•	Decreased by 8.2% from January 2010 (699 students) to January 2011 (642 students);

•	Increased by 37.9% from May 2010 (340 students) to May 2011 (469 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 43.6% from July 2009 (1,083 students) to July 2010 (1,555 students);

•	Increased by 30.1% from September 2009 (871 students) to September 2010 (1,133 students);

•	Increased by 45.4% from November 2009 (1,233 students) to November 2010 (1,793 students);

•	Increased by 29.4% from January 2010 (905 students) to January 2011 (1,171 students);

•	Increased by 33.6% from March 2010 (1,270 students) to March 2011 (1,697 students) and

•	Decreased by 25.8% from May 2010 (868 students) to May 2011 (1,092 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 63.9% from July 2009 (4,107 students) to July 2010 (6,732 students);

•	Increased by 59.6% from September 2009 (4,753 students) to September 2010 (7,587 students);

•	Increased by 58.4% from November 2009 (5,303 students) to November 2010 (8,396 students);

•	Increased by 55.0% from January 2010 (5,833 students) to January 2011 (9,044 students);

•	Increased by 49.3% from March 2010 (6,322 students) to March 2011 (9,440 students) and

•	Increased by 46.9% from May 2010 (6,595 students) to May 2011 (9,690 students).

Carrington total enrollment by term:

•	Increased by 5.5% from July 2009 (10,644 students) to July 2010 (11,234 students);

•	Decreased by 6.4% from November 2009 (11,695 students) to November 2010 (10,942 students);

•	Decreased by 15.0% from March 2010 (12,009 students) to March 2011 (10,206 students); and

•	Decreased by 25.6% from July 2010 (11,234 students) to July 2011 (8,363 students).

Carrington new student enrollment by term:

•	Decreased by 2.7% from July 2009 (4,411 students) to July 2010 (4,291 students);

•	Decreased by 19.2% from November 2009 (5,688 students) to November 2010 (4,595 students);

•	Decreased by 22.7% from March 2010 (4,218 students) to March 2011 (3,261 students); and

•	Decreased by 33. 6% from July 2010 (4,291 students) to July 2011 (2,850 students).

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

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues rose 13.3% to $163.9 million in fiscal year 2011 as compared to fiscal year 2010. DeVry Brasil was the primary driver of revenue growth in this segment due to new student enrollment growth of 41.0% and total student enrollment growth of 16.1% in the most recent term. Becker Professional Education revenues grew during fiscal year 2011 as demand for Becker’s CPA review courses improved. In addition, Becker’s acquisition of ATC International on April 30, 2011, also contributed to revenue growth. Revenue increased modestly at Advanced Academics during fiscal year 2011.

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and employees who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 12.0% to $925.5 million during fiscal year 2011 as compared to fiscal year 2010. Cost increases were incurred in support of expanding DeVry University online and onsite total student enrollments and operating a higher number of DeVry University locations as compared to the prior year. Also, cost increases were incurred for the operation of the new Chamberlain campuses in Chicago, Arlington, Virginia, and Houston, Texas, and to support growing online student enrollments. Cost increases were incurred at Carrington associated with operating a higher number of locations as compared to the prior year and increased hiring of career services employees. Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2011 as a result of an increase in the number stock awards granted during fiscal year 2011 compared to the prior period.

As a percentage of revenue, Cost of Educational Services decreased to 42.4% in fiscal year 2011 from 43.1% during fiscal year 2010. The decrease was the result of increased operating leverage with existing facilities and staff and revenue gains, which more than offset incremental investments to maintain the high quality of DeVry’s educational offerings and to support future student enrollment growth.

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

As a percentage of revenue, Student Services and Administrative Expense decreased to 34.9% in fiscal year 2011 from 35.4% during the prior year. This decrease was the combined result of increased operating leverage which more than offset incremental investments in student services and home office support personnel.

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

CRITICAL ACCOUNTING POLICIES

Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2012, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

DeVry University tuition, Ross University and American University of the Caribbean tuition for the basic science semesters, Carrington College, Carrington College California, Chamberlain College of Nursing and DeVry Brasil tuition all are billed at the start of each academic term. Such revenue is recognized ratably on a straight-line basis over the academic term. Revenue from Ross University clinical terms is recognized based upon the student’s weekly schedule of actual attendance. Refunds of tuition are reported as a reduction of revenues. Revenues from sales of textbooks, electronic course materials and other educational supplies, and commissions received on sales by bookstores (which are operated by an outside party), are recognized when the product or service is delivered. Tuition revenue from Advanced Academics Inc. is recognized ratably on a straight-line basis over the course term or the license period depending on the type of contract.

Tuition revenue from Becker Professional Education, including ATC International and Falcon Physicians Review, is recognized ratably on a straight-line basis over the course term. Becker Professional Education self-study CD ROM, textbook and other educational product revenues are recognized when the product or service is delivered. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2012. At this time, it was determined that the goodwill and the indefinite-lived intangible asset of the Advanced Academics Inc. (AAI) reporting unit had been impaired. As of the fourth quarter of fiscal year 2012 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any other reporting unit, as estimated fair values exceeded the carrying amounts.

During the fourth quarter of fiscal year 2012, revenues and operating income for DeVry’s AAI reporting unit were significantly below management’s expectations driven by a larger than expected decline in school district contract revenue. During the first nine months of fiscal 2012, revenues were down approximately 5% compared to the first nine months of fiscal 2011 and operating income was slightly below management’s expectations. AAI’s revenue declined 46% during the fourth quarter of fiscal 2012 as compared to the prior year fourth quarter. As a result of this significant decline in revenues, AAI generated an operating loss in the fourth quarter of fiscal year 2012 that was significantly below management’s expectations which projected operating income for this period. Accordingly, management revised its forecast and future cash flow projections for AAI.

To determine the fair value of the AAI indefinite-lived intangible asset and AAI reporting unit in our step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units. A discount rate of 13% was utilized for the AAI reporting unit. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in the reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

Management’s impairment analysis resulted in an estimated fair value for the AAI reporting unit that was less than its carrying value by approximately $20 million. This difference was greater than the balance of AAI’s combined intangible assets and goodwill. As a result, management determined the indefinite-lived intangible asset and goodwill were considered to be impaired and should have zero balances. Accordingly, AAI’s Trade Name indefinite-lived intangible asset and the goodwill balance were written down by $1.3 million and $17.1 million, respectively, in the fourth quarter of fiscal 2012.

Management also evaluated AAI’s remaining long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined that the finite-lived intangible assets were completely impaired and had zero value. As a result, AAI’s Curriculum/Software and Consumer Contracts were written down by a total of $1.0 million. Property and equipment values were determined to be completely recoverable at their recorded net book values. Therefore, in the fourth quarter of fiscal year 2012, AAI’s goodwill and other intangibles impairment charges in the aggregate were $19.4 million, with an income tax benefit of $0.9 million for the write-down of the intangible assets. The goodwill write-down is not deductible for tax purposes.

DeVry did perform an interim impairment review on its Carrington Colleges Group (Carrington) reporting unit during the second quarter fiscal year 2012. DeVry did not perform an interim impairment review on any other reporting unit during fiscal 2012. The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 15% as of the end of fiscal year 2011 except those indefinite-lived intangible assets acquired with the acquisitions of Carrington and ATC where fair values approximated carrying values. Though certain reporting units experienced a decline in operating results from the previous year, management did not believe business conditions had deteriorated in any of its reporting units other than Carrington such that it was more likely than not that the fair value was below carrying value for any other reporting unit or indefinite-lived intangible asset.

During the second quarter of fiscal year 2012, revenue and operating income for DeVry’s Carrington Colleges Group reporting unit were significantly below management’s expectations driven by a larger than expected decline in new student enrollments. Carrington’s revenue declined 27% during the second quarter as compared to the prior year. As a result of the significant decrease in revenue, Carrington generated an operating loss in the second quarter of fiscal year 2012 as compared to operating income in the year-ago period. Accordingly, management revised its forecast and future cash flow projections for Carrington.

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

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a discounted cash flow model. The estimated fair values of indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years. The assumed growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting unit that records indefinite-lived intangible assets operates. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rate of 14% that was utilized in the Carrington valuation takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in the reporting unit in addition to the specific risk of the Accreditation and Title IV Eligibility asset relative to Carrington’s other assets. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

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

Management’s interim impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $71.1 million which was $41.2 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $151.9 million. This was $33.8 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $41.2 million and $33.8 million, respectively, in the second quarter of fiscal 2012.

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

No further impairment indicators were noted for Carrington during the third and fourth quarters of fiscal 2012, and, as noted above, no impairment indicators were noted for any of DeVry’s other reporting units through any interim period during fiscal 2012.

In this regard, revenues grew for all reporting units in fiscal year 2012 except at DeVry University and Carrington and operating results and cash flows improved over the prior year for all but the DeVry University, Carrington and Becker Professional Review reporting units.

At DeVry University, which carries a goodwill balance of $22.2 million, revenue declined by 11% from the prior year. The revenue decline at DeVry University was the result of lower student enrollments. Management believes these declines were due to economic uncertainties and the prolonged economic downturn, which has resulted in reductions in the volume of inquiries from potential students. To address this issue, DeVry University is focused improving the admissions process to better serve prospective students. Though operating profits declined by approximately 30%, DeVry University remains highly profitable with operating margins in excess of 25%. Management believes its planned business and operational strategies will reverse the negative trends in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2012 indicated a fair value exceeding carrying value for the DeVry University reporting unit by 250%.

At Carrington, which carries a goodwill balance of $151.9 million as of June 30, 2012, revenue declined by 24% from the prior year. The revenue decline at Carrington was the result of lower student enrollments. Management believes these declines were due to economic uncertainties and the prolonged economic downturn, which has resulted in reductions in the volume of inquiries from potential students. To address this issue, Carrington is focused on building brand awareness and improving communications designed to produce a direct consumer response. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. The revenue decline has also resulted in operating losses. As described above, these circumstances resulted in an impairment write-down of Carrington’s goodwill and indefinite-lived intangible assets as of December 31, 2011. Management believes its planned business and operational strategies will reverse the negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the remaining goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2012 indicated a fair value exceeding carrying value for the Carrington reporting unit. The estimated excess was less than five percent.

Though the Becker Professional Review reporting unit, which carries a goodwill balance of $32.8 million, has experienced a slowdown in growth and declining operating profits, this slowdown is considered to be temporary and is the result of increased expenditures designed to improve future results. Revenue grew slightly from the prior year and, though operating profits declined by approximately 4% from the prior year, this reporting unit remains highly profitable with operating margins exceeding the consolidated total. The impairment review completed in the fourth quarter of fiscal year 2012 indicated a fair value exceeding carrying value by approximately 400% for the Becker Professional Review reporting unit.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of June 30, 2012, DeVry’s market capitalization exceeded its book value by approximately 47%. Though this premium is lower than the 200% as of June 30, 2011, it is partially the result of depressed operating results that management believes are short-term in nature. Management also believes the decline in the market price of DeVry’s common stock has been partially caused by the continued overhang of government regulatory changes in the education industry. These changes have lead to significant uncertainty among investors and have worked to keep the prices of all education company stocks at depressed levels for the last 18 months. Once these changes are fully digested and the company is able to show compliance with the new regulations, management believes the stock price will react favorably. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; unexpected competition; and changes in the market acceptance of our educational programs and the graduates of those programs.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

For goodwill, DeVry estimates the fair value of its reporting units primarily using a discounted cash flow model utilizing inputs which include projected operating results and cash flows from management’s long term plan. If the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the "implied fair value" of the reporting unit goodwill is less than the carrying amount of the goodwill.

DeVry had seven reporting units which contained goodwill as of the fourth quarter fiscal year 2012 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 13% to 16% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 25% except for Carrington where fair value slightly exceeded carrying value. The smaller premium for the Carrington reporting unit would be expected considering an impairment charge was recorded for the reporting unit within six months of the fourth quarter fiscal year 2012 valuation date. Consequently, there has been less time for this organization to have appreciated in value from its fair market value at December 31, 2011, and Carrington operating results since December 31 have approximated management expectations. The results of this analysis indicate no impairment of goodwill existed as of June 30, 2012, except that of the AAI reporting unit as discussed above. An increase of 100 basis points in the discount rates used in this analysis would result in no less than a 14% premium of fair value over carrying value except for the Carrington reporting unit for the same reasons previously mentioned. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for Trade Names, Trademarks and Intellectual Property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for Accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years. The assumed royalty rates and the growth rates used to project cash flows and operating results are commensurate with historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 18% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of intangible assets.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2012 fourth quarter impairment analysis by at least 100% except those acquired with the acquisitions of AUC, FBV and Carrington where fair values slightly exceeded carrying values. The smaller premium for the FBV and AUC indefinite-lived intangible assets would be expected considering the assets have been acquired within twelve months of the fourth quarter fiscal year 2012 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Similarly, the smaller premium for the Carrington indefinite-lived intangible assets would be expected considering the assets were revalued and written down to fair value within six months of the fourth quarter fiscal year 2012 valuation date, Consequently, there has been less time for these assets to have appreciated in value from their fair market value at December 31, 2011, and Carrington operating results since December 31 have approximated management expectations. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2012, except the impairment recorded for the AAI reporting unit as discussed above. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

At June 30, 2012, intangible assets from business combinations totaled $285.2 million, and goodwill totaled $550.0 million. Together these assets equal approximately 45% of total assets, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. As mentioned above, DeVry evaluated AAI’s long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined that the finite-lived intangible assets were completely impaired and had zero value. As a result, AAI’s Curriculum/Software and Consumer Contracts were written down by a total of $1.0 million. No other circumstances existed in fiscal year 2012 that would indicate an impairment of long-lived assets.

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

•

the estimates and judgments used to record the provision for uncollectible accounts receivable. DeVry believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to DeVry. DeVry’s greatest accounts receivable risk is with its DeVry University undergraduate students. If an additional allowance of 1% of DeVry University undergraduate gross receivables was necessary, an additional provision of approximately $0.6 million would be required;

•	the useful lives of equipment and facilities whose value is a significant portion of DeVry’s total assets;

•	the value and useful lives of acquired finite-lived intangible assets;

•	the value of goodwill and other indefinite-lived intangible assets;

•	the pattern of the amortization of finite-lived intangible assets over their economic life;

•	the value of deferred tax assets and evaluation of uncertainties under authoritative guidance;

•	the valuation of certain marketable securities are valued using observable and unobservable inputs, such as internally-developed pricing models;

•	costs associated with any settlement of claims and lawsuits in which DeVry is a defendant;

•	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and

•	the value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal 2012 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

CONTINGENCIES

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

The Boca Raton Firefighters’ and Police Pension Fund filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claimed in the First Amended Complaint that DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting Plaintiffs leave to file a second amended complaint by May 4, 2012.

On May 4, 2012, the Plaintiffs again amended their allegations in the Shareholder Case (the “Second Amended Complaint”). The Second Amended Complaint alleges a longer putative class period of October 27, 2007, to August 11, 2011, but narrows the scope of the alleged fraud significantly as compared to the previous two complaints. Plaintiffs now focus exclusively on DeVry’s practices for compensating student Admissions Advisors, alleging DeVry misled the market by failing to disclose that its compensation practices violated federal law and by making affirmative misrepresentations that DeVry complied with compensation regulations. On July 10, 2012, DeVry filed a Motion to Dismiss the Second Amended Complaint, which is awaiting Judge Grady’s consideration.

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

The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2011 and 2010, respectively. Final data for fiscal year 2012 are not yet available.

	Fiscal Year
Funding Source:	2011	2010
Federal Assistance (Title IV) Program Funding (Grants and Loans)	73%	71%
State Grants	2%	2%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	24%	26%

Total	100%	100%

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each semester. Historically, accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of June.

At June 30, 2012, total accounts receivable, net of related reserves, was $113.9 million, compared to $114.7 million at June 30, 2011. The decrease in net accounts receivable was attributable to improved collections management and the impact on receivables from the decrease in revenue at Carrington, partially offset by the impact on receivables from revenue growth across the other businesses in the Medical and Healthcare segment as compared to the year-ago period.

Financial Aid

Like other higher education institutions, DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected. Please see Item 1A Risk Factors in this Annual Report on Form 10-K, for a discussion of student financial aid related risks.

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

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2011 and 2010, respectively. Final data for fiscal year 2012 is not yet available.

	Fiscal Year
	2011	2010
DeVry University:
Undergraduate	81%	77%
Graduate	81%	76%
Ross University School of Medicine	81%	81%
Ross University School of Veterinary Medicine	89%	89%
Chamberlain College of Nursing	71%	70%
Carrington College	82%	82%
Carrington College California	85%	86%
American University of the Caribbean	81%	78%

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2012, cash in the amount of $2.5 million was held in restricted bank accounts, compared to $2.3 million at June 30, 2011.

As described in more detail in “Item 1. Description of Business,” institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers Equity, Primary Reserve, and Net Income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score at June 30, 2012, and determined that it exceeds 1.5. Management believes DeVry will continue to demonstrate the required level of financial stability.

Cash from Operations

Cash generated from operations in fiscal year 2012 was $277.4 million, compared to $408.0 million in the prior year period. Cash flow from operations decreased $188.4 million due to lower net income compared to fiscal 2011. This was partially offset by $94.4 million in non-cash impairment charges included in net income in fiscal 2012. In addition, cash flow from operations decreased $5.1 million compared to the prior year as a result of an increase in accounts receivable, net of related reserves, which resulted from higher revenues in the Medical and Healthcare and International, K-12 and Professional Education segments. The change in net deferred income tax liabilities resulted in a $34.1 million reduction in operating cash flows compared to the prior year. An increase in net gains on the sale and disposition of assets resulted in an additional $3.0 million reduction to operating cash flows compared to the prior year. In addition, cash flow from operations decreased by $34.8 million compared to fiscal 2012 from a larger use of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles. These decreases in operating cash flows were partially offset by smaller decreases in the effects of changes in deferred tuition revenue and advanced tuition payments of $6.0 million as compared to the prior year. Also, an increase in non-cash expenses for depreciation, amortization and stock-based compensation resulted in a $28.7 million greater source of cash compared to the prior year.

Investing Activities

Capital expenditures in fiscal year 2012 were $129.1 million compared to $135.7 million in the year-ago period. DeVry continues to invest capital to support Project DELTA (implementation of a new student information system for DeVry University and Chamberlain); facility expansion at the Ross University medical and veterinary schools; spending for the new Chamberlain Indianapolis and Atlanta campuses; new location openings and capacity expansion at Carrington; and facility improvements at DeVry University and DeVry Brasil.

For fiscal year 2013, management expects capital expenditures to increase in comparison to fiscal year 2012 to support future growth including continued implementation of a new student information system at DeVry University and Chamberlain College of Nursing; continued capacity expansion at Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean; facility improvements and new locations for Chamberlain College of Nursing Carrington and DeVry Brasil. Management anticipates full year fiscal 2013 capital spending in the $50 million range.

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

On April 2, 2012, Becker Professional Education Corporation (Becker) a subsidiary of DeVry Inc. acquired all the stock of privately held Falcon Physician Reviews, Inc. (Falcon) for $6.0 million in cash. Founded near Dallas, Texas in 2002, Falcon offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX). Falcon currently helps more than 1,500 students per year achieve their goals of passing licensure exams on their way to becoming physicians. The transaction marks Becker’s entrance into the growing healthcare professional education market. The operations of Falcon will be included in DeVry’s International, K-12 and Professional Education segment.

Cash from Financing Activities

During fiscal year 2012, DeVry repurchased a total of approximately 4,258,000 shares of its stock, on the open market, for approximately $158.1 million. These shares were purchased under DeVry’s sixth share repurchase program, which was completed during fiscal year 2012, and its seventh program, which was commenced in December 2011. As of June 30, 2012, the total remaining authorization under this seventh repurchase program was $33.6 million. The timing and amount of future repurchases under this program will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The repurchase of shares will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during fiscal year 2012 were $18.4 million. DeVry’s Board of Directors declared a dividend on May 14, 2012 of $0.15 per share to common stockholders of record as of June 21, 2012. The total dividend of $9.7 million was paid on July 11, 2012.

DeVry’s consolidated cash balances of $174.1 million at June 30, 2012, included approximately $103.3 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For fiscal year 2012, cash flows from domestic operating activities were approximately $172 million which when added to DeVry’s beginning of the year domestic cash balances, was sufficient to fund $107.1 million of domestic capital investment, pay dividends of $18.4 million and fund $158.1 million of common stock repurchases, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities, similar to the acquisition of AUC, should arise.

Revolving Credit Agreement

On May 5, 2011, DeVry entered into a revolving credit facility which replaced the credit facility that was set to expire in January 2012. This new facility, which expires on May 5, 2016, provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate or at a LIBOR rate, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $9.3 million as of June 30, 2012.

The following table summarizes the terms of the revolving credit agreement and its status as of June 30, 2012:

Revolving Credit Agreement

DeVry Inc.

Borrowing limit	$400 million, with options to increase to $550 million

Interest Rate	At DeVry’s discretion, either the prime rate plus 0.75%-1.50%, or a LIBOR rate plus 1.75%-2.50%, depending upon the achievement of certain financial ratios.

Maturity	May 10, 2016

Outstanding Borrowings at June 30, 2012	$0

Interest Rate at June 30, 2012	N/A

Outstanding Letters of Credit at June 30, 2012	$9.3 million

No amount has ever been drawn under the letter of credit issued on behalf of DeVry.

DeVry is not required to repay any borrowings under the revolving credit agreement until its maturity dates, but we can make prepayments without penalty at any time.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2012.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2012. DeVry had no open derivative positions at June 30, 2012.

As of the end of the fiscal year, DeVry had posted more than $20 million of surety bonds to various governmental jurisdictions on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Education in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.

A summary of DeVry’s contractual obligations at June 30, 2012, is presented below:

		Due In
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years	All Other
	(Dollars in thousands)
Operating Leases	$649,100	$87,800	$236,500	$126,400	$198,400	$—
Loan Fees and Interest	3,390	990	2,400	—	—	—
Employment Agreements	2,870	264	858	631	1,117	—
Uncertain Tax Positions	22,000	10,800	—	—	—	11,200

Total Cash Obligation	$677,360	$99,854	$239,758	$127,031	$199,517	$11,200

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued authoritative guidance which amends the application of existing guidance on testing indefinite-lived intangible assets for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount for purposes of determining whether it is necessary to perform further asset impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2013. Application of this guidance will not have a significant effect on DeVry’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform further goodwill impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012. Application of this guidance will not have a significant effect on DeVry’s consolidated financial statements.

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on a teaching facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets and liabilities constitute less than 1.0% of DeVry’s overall assets and liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 6.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 6.2% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations; however, the volatility of the Brazilian Real over the past 12 months has resulted in a $23 million charge to Accumulated Other Comprehensive Income in fiscal 2012. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $1.6 million.

The interest rate on DeVry’s debt is based upon LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2012, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry and its subsidiaries are included below on pages 78 through 113 of this report:

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

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of DeVry is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a — 15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2012, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria embodied by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2012, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry’s internal control over financial reporting as of June 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2012 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$174,076	$447,145
Marketable Securities and Investments	2,632	2,575
Restricted Cash	2,498	2,308
Accounts Receivable, Net	113,911	114,689
Deferred Income Taxes, Net	27,845	24,457
Refundable Income Taxes	40,278	—
Prepaid Expenses and Other	39,874	33,476

Total Current Assets	401,114	624,650

Land, Building and Equipment:
Land	65,172	54,404
Building	386,028	314,274
Equipment	433,949	402,179
Construction in Progress	61,752	63,310

	946,901	834,167
Accumulated Depreciation	(387,924)	(365,923)

Land, Building and Equipment, Net	558,977	468,244

Other Assets:
Intangible Assets, Net	285,220	195,462
Goodwill	549,961	523,620
Perkins Program Fund, Net	13,450	13,450
Other Assets	29,894	25,077

Total Other Assets	878,525	757,609

TOTAL ASSETS	$1,838,616	$1,850,503

LIABILITIES:
Current Liabilities:
Accounts Payable	$63,094	$63,611
Accrued Salaries, Wages and Benefits	77,741	107,829
Accrued Expenses	76,243	47,097
Advance Tuition Payments	20,580	22,362
Deferred Tuition Revenue	77,551	75,532

Total Current Liabilities	315,209	316,431

Other Liabilities:
Deferred Income Taxes, Net	62,276	69,029
Deferred Rent and Other	96,496	68,772

Total Other Liabilities	158,772	137,801

TOTAL LIABILITIES	473,981	454,232
COMMITMENTS AND CONTINGENCIES (NOTE 14)
NON-CONTROLLING INTEREST	8,242	6,755
SHAREHOLDERS’ EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 64,722,000 and
68,635,000 Shares Issued and Outstanding at June 30, 2012 and 2011, Respectively	741	738
Additional Paid-in Capital	272,962	248,418
Retained Earnings	1,488,988	1,367,972
Accumulated Other Comprehensive (Loss) Income	(5,889)	15,729
Treasury Stock, at Cost (9,386,000 and 5,148,000 Shares, Respectively)	(400,409)	(243,341)

TOTAL SHAREHOLDERS’ EQUITY	1,356,393	1,389,516

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,838,616	$1,850,503

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands except for per share amounts)
REVENUES:
Tuition	$1,967,907	$2,045,590	$1,795,814
Other Educational	121,874	136,781	119,367

Total Revenues	2,089,781	2,182,371	1,915,181

OPERATING COSTS AND EXPENSES:
Cost of Educational Service	975,642	925,504	826,089
Student Services and Administrative Expense	808,400	762,692	678,190
Asset Impairment Charges	94,400	—	—
Restructuring Expenses	7,102	—	—

Total Operating Costs and Expense	1,885,544	1,688,196	1,504,279

Operating Income	204,237	494,175	410,902
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	818	1,539	2,080
Interest Expense	(2,612)	(1,282)	(1,585)
Net Gain on Sale of Assets	3,695	—	—
Net Investment Gain	—	—	1,225

Net Interest and Other Income	1,901	257	1,720

Income Before Income Taxes	206,138	494,432	412,622
Income Tax Provision	63,757	163,602	132,639

NET INCOME	142,381	330,830	279,983
Net Income Attributable to Non-controlling Interest	(816)	(427)	(74)

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$141,565	$330,403	$279,909

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS
Basic	$2.11	$4.73	$3.92
Diluted	$2.09	$4.68	$3.87

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.30	$0.24	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$142,381	$330,830	$279,983
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	18,530	14,251	10,148
Depreciation	77,149	58,033	51,225
Amortization	11,540	6,538	10,997
Impairment of Goodwill and Intangibles Assets	94,400	—	—
Provision for Refunds and Uncollectible Accounts	90,928	90,742	88,202
Deferred Income Taxes	(10,160)	23,966	(11,431)
Loss on Disposal of Land, Buildings and Equipment	1,185	469	666
Realized Gain on Sale of Assets	(3,695)	—	—
Unrealized Net (Gain) Loss on Investments	—	—	(1,225)
Changes in Assets and Liabilities, Net of Effects from Acquisition of Business:
Restricted Cash	(190)	(206)	3,247
Accounts Receivable	(90,240)	(84,940)	(102,588)
Prepaid Expenses and Other	(37,336)	375	7,536
Accounts Payable	(1,581)	(26,808)	18,776
Accrued Salaries, Wages, Benefits and Expenses	(10,455)	5,737	30,854
Advance Tuition Payments	(1,652)	1,291	(6,805)
Deferred Tuition Revenue	(3,382)	(12,288)	11,963

NET CASH PROVIDED BY OPERATING ACTIVITIES	277,422	407,990	391,548

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(129,055)	(135,726)	(131,009)
Payment for Purchase of Business, Net of Cash Acquired	(255,369)	(3,027)	—
Marketable Securities Purchased	(61)	(101)	(79)
Marketable Securities Sales	—	13,495	46,000
Cash Received on Sale of Stalla Assets	4,475	—	—
Other	—	(627)	(700)

NET CASH USED IN INVESTING ACTIVITIES	(380,010)	(125,986)	(85,788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	6,134	9,098	13,041
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,716	1,460	997
Repurchase of Common Stock for Treasury	(158,093)	(132,940)	(41,683)
Cash Dividends Paid	(18,369)	(15,529)	(12,839)
Excess Tax Benefit from Stock-Based Payments	664	1,012	3,455
Payment of Debt Financing Fees	(70)	(3,290)	—
Borrowing Under Revolving Credit Facility	—	—	70,000
Repayments Under Revolving Credit Facility	—	—	(150,000)
Borrowing Under Collateralized Line of Credit	—	—	300
Repayments Under Collateralized Line of Credit	—	—	(45,111)

NET CASH USED IN FINANCING ACTIVITIES	(168,018)	(140,189)	(161,840)

Effects of Exchange Rate Differences	(2,463)	(2,372)	(1,420)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(273,069)	139,443	142,500
Cash and Cash Equivalents at Beginning of Year	447,145	307,702	165,202

Cash and Cash Equivalents at End of Year	$174,076	$447,145	$307,702

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
Interest	$1,055	$454	$867
Income Taxes, Net	80,905	152,553	130,502
Non-cash Investing and Financing Activity:
Declaration of Cash Dividend to be Paid	9,794	8,289	7,117
Accretion of Non-controlling Interest Put Option	671	1,321	1,745

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2012, 2011, 2010

	Common Stock
	Amount $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except per share amounts)
Balance at June 30, 2009	$729	$197,096	$791,677	$7,157	$(69,717)	$926,942
Comprehensive income:
Net income in 2010			279,909			279,909
Foreign currency translation				2,623		2,623
Unrealized Investment Gains (losses), net of tax				116		116

Comprehensive income:						282,648

Non-controlling Interest Fanor			(1,745)			(1,745)
Stock-based compensation		10,148				10,148
Cash dividends of $0.20 per common share			(14,250)			(14,250)
Proceeds from exercise of stock options	5	13,489			(453)	13,041
Tax benefit from exercise of stock options		3,283				3,283
Proceeds from stock issued under Employee Stock Purchase Plan		193			804	997
Repurchase of common shares for treasury					(41,683)	(41,683)

Balance at June 30, 2010	734	224,209	1,055,591	9,896	(111,049)	1,179,381
Comprehensive Income:
Net income in 2011			330,403			330,403
Foreign currency translation				5,646		5,646
Unrealized investment gains, net of tax				187		187

Comprehensive Income						336,236

Accretion of Noncontrolling Interest			(1,321)			(1,321)
Stock-based compensation		14,251				14,251
Cash dividends of $0.24 per common share			(16,701)			(16,701)
Proceeds from exercise of stock options	4	9,094			(748)	8,350
Tax benefit from exercise of stock options		800				800
Proceeds from stock issued under Employee Stock
Purchase Plan		64			1,396	1,460
Repurchase of common shares for treasury					(132,940)	(132,940)

Balance at June 30, 2011	738	248,418	1,367,972	15,729	(243,341)	1,389,516
Comprehensive Income:
Net income in 2012			141,565			141,565
Foreign currency translation				(21,608)		(21,608)
Unrealized investment gains, net of tax				(10)		(10)

Comprehensive Income						119,947

Accretion of Noncontrolling Interest			(671)			(671)
Stock-based compensation		18,530				18,530
Cash dividends of $0.30 per common share			(19,878)			(19,878)
Proceeds from exercise of stock options	3	6,130			(1,179)	4,954
Tax benefit from exercise of stock options		372				372
Proceeds from stock issued under Employee Stock
Purchase Plan		(488)			2,204	1,716
Repurchase of common shares for treasury					(158,093)	(158,093)

Balance at June 30, 2012	$741	$272,962	$1,488,988	$(5,889)	$(400,409)	$1,356,393

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements

NOTE 1: NATURE OF OPERATIONS

DeVry Inc. (“DeVry”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. DeVry’s wholly owned subsidiaries consist of:

Advanced Academics Inc.

Becker Professional Education

Chamberlain College of Nursing

American University of the Caribbean

DeVry University

Ross University Schools of

    Medicine and Veterinary Medicine

Carrington Colleges Group, Inc.

In addition, DeVry owns a majority stake in DeVry Brasil (formerly known as Fanor); a Brazilian based postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in secondary through postsecondary education as well as accounting and finance professionals.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology; healthcare technology; business and management. At June 30, 2012, DeVry University programs were offered at more than 90 locations in the United States and Canada and through DeVry University’s online platform.

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

American University of the Caribbean School of Medicine (“AUC”) operates a campus in the Caribbean country of Sint Maarten. Much like Ross University, students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with AUC.

Chamberlain College of Nursing (“Chamberlain”) through its 11 locations in the United States; offers associate, bachelor’s and master’s degree programs in nursing. In addition, Chamberlain offers a bachelor’s degree completion program designed for registered nurses who have previously completed an associate degree or nursing diploma program. Non-clinical coursework is offered both on campus and online.

Carrington Colleges Group (“Carrington”) is comprised of Carrington College (formerly known as Apollo College), with 11 campuses in seven western states, and Carrington College of California (formerly known as Western Career College), with nine campuses in California. Carrington College offers degree and diploma programs in health care, dental, and veterinary career fields. Carrington College of California provides career training in the areas of health care, graphics design and criminal justice. Non-clinical coursework is offered both on campus and online at all Carrington Colleges.

Becker Professional Education (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”), Association of Chartered Certified Accounts (“ACCA”) and Chartered Institute of Management Accountants (“CIMA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 40 foreign countries and some DeVry University teaching sites. Becker’s Falcon Physicians Review offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX).

Advanced Academics Inc. (“AAI”) supplements traditional high school classroom programs through online course instruction using highly qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in six states.

DeVry Brasil is based in Fortaleza, Ceará, Brazil, and is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, Faculdade FTE ÁREA1 and Faculdade Boa Viagem. These institutions operate six campus locations in the cities of Salvador, Fortaleza and Recife, and serve more than 21,000 students through undergraduate and graduate programs in business management, law and engineering.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DeVry and its wholly-owned and majority-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported on our consolidated balance sheet. The noncontrolling ownership interest in our earnings is classified as “Net Income Attributable to Noncontrolling Interest” in our Consolidated Statements of Income. Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years.

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

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most DeVry University, Ross University School of Medicine and Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain, Carrington College and Carrington College California students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States, Canada and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

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

In fiscal year 2012, as part of continuing operations in Pennsylvania, DeVry was required to maintain a “minimum protective endowment” of at least $500,000. These funds are required as long as DeVry operates campuses in the state. DeVry accounts for these funds as restricted cash.

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

Marketable securities and investments consist of investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2012 (dollars in thousands):

	Gross Unrealized
	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$949	$—	$87	$1,036
Stock Mutual Funds	2,033	(437)	—	1,596

Total Marketable Securities	$2,982	$(437)	$87	$2,632

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2012, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of June 30, 2012, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other income/(expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2012. See Note 4 for further disclosures on the Fair Value of Financial Instruments.

Revenue Recognition

DeVry University tuition revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University and AUC basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University and AUC education programs is conducted under the supervision of the U.S. teaching hospitals and veterinary schools. Ross University and AUC are responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University and AUC students are charged to expense on the same basis. Carrington, Chamberlain and DeVry Brasil tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. AAI tuition and fee revenues are recognized ratably on a straight-line basis over the applicable course term or the license period depending on the type of contract. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We perform this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Related reserves with respect to uncollectible accounts and refunds totaled $58.9 million and $64.3 million at June 30, 2012 and June 30, 2011, respectively.

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

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during fiscal years 2012, 2011 and 2010 were approximately $18.9 million, $25.3 million and $36.2 million, respectively. In all three years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of June 30, 2012 and 2011, the net balance of capitalized software development costs was $74.7 million and $67.2 million, respectively.

Business Combinations, Intangible Assets and Goodwill

Intangible assets relate mainly to acquired business operations (see “Note 7 — Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2012. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 8 — Intangible Assets” for results of DeVry’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives, generally two to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

DeVry expenses all curriculum development, new school opening and student recruiting costs as incurred.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal years 2012 or 2011. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at June 30, 2012 and 2011. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, marketable securities and investments (see “Note 4 — Fair Value of Financial Instruments”), accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry’s current maturities and long-term debt (see “Note 11 — Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry’s long-term debt, if any, approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the Ross University School of Medicine and Ross University School of Veterinary Medicine and the AUC Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil, DeVry’s Canadian operations and Becker’s ATC and Hong Kong operations are measured using the local currency as the functional currency. Assets and liabilities of the these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss). Transaction gains or losses during the years June 30, 2012, 2011 and 2010 were not material.

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

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings (See “Note 10 — Income Taxes”).

Guarantees

Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that enables it to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements is minimal. DeVry has no liabilities recorded for these agreements as of June 30, 2012 and 2011.

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

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with United States Generally Accepted Accounting Principles. The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry’s historical non-controlling interest accounting policy.

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Year Ended June 30,
	2012	2011
Balance at Beginning of Period	$6,755	$5,007
Net Income Attributable to Non-controlling Interest	816	427
Accretion of Non-controlling Interest Put Option	671	1,321

Balance at End of Period	$8,242	$6,755

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2012, 2011 and 2010 computations of diluted earnings per share were options to purchase 1,608,000, 1,210,000 and 759,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (amounts in thousands).

	Years Ended June 30,
	2012	2011	2010
Weighted Average Shares Outstanding	66,752	69,608	71,140
Unvested participating Restricted Shares	424	295	192

Basic Shares	67,176	69,903	71,332
Effect of Dilutive Stock Options	529	717	935

Diluted Shares	67,705	70,620	72,267

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on seven occasions (see “Note 6 — Dividends and Stock Repurchase Program”). The first six repurchase programs are all completed as of June 2012. The seventh repurchase program was approved by the DeVry Board of Directors on November 2, 2011, and it was commenced in late December 2011. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive (Loss) Income is comprised of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The following are the amounts recorded in Accumulated Other Comprehensive (Loss) Income for the years ended June 30, 2012, 2011 and 2010 (dollars in thousands).

	Year Ended June 30,
	2012	2011	2010
Balance at Beginning of Period	$15,729	$9,896	$7,157
Net Unrealized Investment (Losses) Gains	(10)	187	116
Translation Adjustments:
Attributable to DeVry Inc.	(17,793)	4,411	1,970
Attributable to Non-controlling Interest	(3,815)	1,235	653

Balance at End of Period	$(5,889)	$15,729	$9,896

The Accumulated Other Comprehensive (Loss) Income balance at June 30, 2012, consists of $5.7 million ($5.0 million attributable to DeVry Inc. and $0.7 million attributable to non-controlling interests) of cumulative translation losses and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At June 30, 2011, this balance consisted of $15.9 million of cumulative translation gains ($12.8 million attributable to DeVry Inc. and $3.1 million attributable to non-controlling interests) and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $274.2 million, $252.7 million, and $224.1 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The increase in advertising expense in fiscal year 2012 was the result of investments in marketing initiatives to increase enrollments.

Recent Accounting Pronouncements

In July 2012, the FASB issued authoritative guidance which amends the application of existing guidance on testing indefinite-lived intangible assets for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount for purposes of determining whether it is necessary to perform further asset impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2013. Application of this guidance will not have a significant effect on DeVry’s consolidated financial statements.

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform further goodwill impairment testing. This guidance will be effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012. Application of this guidance will not have a significant effect on DeVry’s consolidated financial statements.

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

NOTE 3: STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the 2005 Incentive Plan. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The 2005 Incentive Plan also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994 and 1999 Stock Incentive Plans, no further stock based awards will be issued from these plans. The 2003 Stock Incentive Plans and the 2005 Incentive Plan are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At June 30, 2012, 7,026,324 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended June 30, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2011	2,781,536	$35.18
Options Granted	472,525	$41.46
Options Exercised	(226,608)	$27.18
Options Canceled	(87,681)	$43.67

Outstanding at June 30, 2012	2,939,772	$36.37	5.84	$8,339

Exercisable at June 30, 2012	1,794,603	$32.47	4.45	$8,336

The total intrinsic value of options exercised for the years ended June 30, 2012, 2011 and 2010 was $4.2 million, $7.5 million and $16.8 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry’s stock option plans during fiscal years 2012, 2011 and 2010 were $17.31, $16.53 and $23.11, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2012	2011	2010
Expected life (in years)	6.65	6.67	6.77
Expected volatility	42.27%	41.88%	41.06%
Risk-free interest rate	1.52%	1.99%	3.02%
Dividend yield	0.38%	0.29%	0.31%
Pre-vesting forfeiture rate	5.00%	5.00%	5.00%

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

During the fiscal year 2012, DeVry granted 324,690 shares of restricted stock to selected employees and non-employee directors. Of these, 64,710 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 259,980 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the year ended June 30, 2012:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2011	437,374	$44.20
Shares Granted	324,690	$40.45
Shares Vested	(98,672)	$45.83
Shares Cancelled	(44,131)	$43.06

Nonvested at June 30, 2012	619,261	$42.06

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Year Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Cost of Educational Services	$5,929	$4,560	$3,247
Student Services and Administrative Expense	12,601	9,691	6,901
Income Tax Benefit	(5,998)	(4,259)	(2,907)

Net Stock-Based Compensation Expense	$12,532	$9,992	$7,241

During the fourth quarter DeVry recorded an out of period adjustment of $2.0 million of incremental stock compensation expense to correct the attribution of expense for retirement eligible individuals. The impact on prior quarters in the year ended 2012 and on prior years was immaterial.

As of June 30, 2012, $22.2 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options vested during the years ended June 30, 2012, 2011 and 2010 was approximately $9.2 million, $7.2 million and $6.6 million, respectively.

There were no capitalized stock-based compensation costs at June 30, 2012 and 2011.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of June 30, 2012.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2012. See “Note 8: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

During fiscal 2012, it was determined that the goodwill and the indefinite-lived intangible asset of the Carrington Colleges Group, Inc. (Carrington) and Advanced Academics Inc. (AAI) reporting units had been impaired.

To determine the fair value of the Carrington and AAI indefinite-lived intangible assets and AAI reporting units in our step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

Management’s impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $71.1 million which was $41.2 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $151.9 million. This was $33.8 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $41.2 million and $33.8 million, respectively, in the second quarter of fiscal 2012.

Management’s impairment analysis resulted in an estimated fair value for the AAI reporting unit that was less than its carrying value by approximately $20 million. This difference was greater than the balance of AAI’s combined intangible assets and goodwill. As a result, management determined the indefinite-lived intangible asset and goodwill were considered to be impaired and should have zero balances. Accordingly, AAI’s Trade Name indefinite-lived intangible asset and the goodwill balance were written down by $1.3 million and $17.1 million, respectively, in the fourth quarter of fiscal 2012

The following tables present DeVry’s assets at June 30, 2012, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$174,076	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,632	—	—
ATC Earn-out Liability	—	—	4,361

Total Financial Assets at Fair Value	$176,708	$—	$4,361

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments. The ATC earn-out liability is valued using standard present value techniques and a discount rate of 6.2% which management considers a reasonable market participant would assume for this type liability and duration. See “Note 7: Business Combinations” for further information on this liability.

The fair value of the institutional loans receivable included in Accounts Receivable, net and Other Assets on the Consolidated Balance Sheet as of June 30, 2012 is estimated by discounting the future cash flows using current rates for similar arrangements. As of June 30, 2012, the carrying value and the estimated fair value of these financial instruments was approximately $36.5 million. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of assets measured at fair value using Level 3 inputs for the twelve months ended June 30, 2012 (dollars in thousands). The amount recorded as interest expense in fiscal 2012 is classified in the Interest and Other (Expense) Income section of the Consolidated Statements of Income. The amount recorded as foreign currency translation gain is classified as student services and administrative expense in the Consolidated Statements of Income.

Long-Term Liabilities
For the Year Ended June 30, 2012
Balance at Beginning of Period	$4,352
Total Realized (Gains) Losses Included in Income:
Interest Expense Accretion	264
Foreign Currency Translation Gain	(255)

Balance at June 30, 2012	$4,361

NOTE 5: FINANCING RECEIVABLES

DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California schools as well as selected students at Ross University School of Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, Ross University School of Medicine and Ross University School of Veterinary Medicine loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of June 30, 2012 and 2011.

	As of June 30,
	2012		2011
	(Dollars in thousands)
Gross Institutional Student Loans		$54,779		$50,025
Allowance for Credit Losses
Balance at Beginning of Period	(20,284)		(16,652)
Charge-offs	10,612		10,222
Recoveries	(457)		(329)
Additional Provision	(8,132)		(13,525)

Balance at End of Period		(18,261)		(20,284)

Net Institutional Student Loans		$36,518		$29,741

Of the net balances above, $19.6 million and $18.4 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at June 30, 2012 and 2011, respectively, and $16.9 million and $11.3 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at June 30, 2012 and 2011, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of June 30, 2012 and 2011. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of June 30,
	2012	2011
Institutional Student Loans:
Performing	$41,704	$37,168
Nonperforming	13,075	12,857

Total Institutional Student Loans	$54,779	$50,025

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
June 30, 2012	$3,803	$1,587	$1,269	$13,075	19,734	$35,045	$54,779
June 30, 2011	$3,405	$1,705	$1,444	$12,857	19,411	$30,614	$50,025

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2012 and 2011, DeVry’s Board of Directors declared the following cash dividends:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount
				(In Thousands)
November 11, 2010	December 10, 2010	January 7, 2011	$0.12	$8,412
May 20, 2011	June 20, 2011	July 12, 2011	$0.12	$8,284
November 2, 2011	December 8, 2011	January 10, 2012	$0.15	$10,085
May 14, 2012	June 21, 2012	July 12, 2012	$0.15	$9,794

The dividend paid on July 12, 2012 of $9.8 million was recorded as a reduction to retained earnings as of June 30, 2012. Future dividends will be at the discretion of the Board of Directors.

DeVry has repurchased shares under the following programs as of June 30, 2012:

Date Authorized	Shares Repurchased	Total Cost (millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	2,005,373	66.4

Totals	9,381,270	$401.4

On May 20, 2011, the DeVry Board of Directors authorized a sixth share repurchase program, which allowed DeVry to repurchase up to $100 million of its common stock through June 30, 2013. This program was completed in late December 2011. On November 2, 2011, the DeVry Board of Directors authorized a seventh share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2013. This program was commenced in late December 2011. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 7: BUSINESS COMBINATIONS

ATC International

On April 30, 2011, Becker Professional Education (Becker), a subsidiary of DeVry Inc., acquired the operations of Accountancy Tuition Centre International (“ATC”), a leading provider of professional accounting and finance training with centers in Central and Eastern Europe as well as Central Asia. ATC provides training for professional designations such as ACCA (Association of Chartered Certified Accountants), CIMA (Chartered Institute of Management Accountants) and the Diploma in International Financial Reporting. Under the terms of the agreement, Becker paid approximately $4.8 million in cash in exchange for the operations of ATC. In addition, Becker expects to pay an additional earn-out of $4.3 million. This liability is recorded at fair value at June 30, 2012. The acquisition expanded Becker’s global accounting training platform, allowing it to further leverage its relationships with global accounting firms. The results of ATC’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At April 30, 2011
Current Assets	$2,534
Property and Equipment	23
Other Long-term Assets	61
Intangible Assets	4,639
Goodwill	5,010

Total Assets Acquired	12,267
Liabilities Assumed	7,513

Net Assets Acquired	$4,754

Goodwill was all assigned to the Becker Professional Review reporting unit which is classified within the International, K-12 and Professional Education segment. None of the goodwill acquired is expected to be deductible for income tax purposes. The acquired intangible assets have all been determined to be subject to amortization with an average useful life of approximately 9.5 years. Their values and estimated useful lives by assets type are as follows (dollars in thousands):

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

At August 3, 2011
Current Assets	$3,901
Land, Property and Equipment	35,125
Intangible Assets	131,400
Goodwill	68,321

Total Assets Acquired	238,747
Liabilities Assumed	12,844

Net Assets Acquired	$225,903

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

	At August 3, 2011
	Value Assigned	Estimated Useful Life
Student Relationships	$14,300	4 years

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

Goodwill was all assigned to the DeVry Brasil reporting unit which is classified within the International, K-12 and Professional Education segment. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $19.1 million of acquired intangible assets, $13.5 million was assigned to Accreditations and $2.3 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 5.8 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At February 29, 2012
	Value Assigned	Estimated Useful Lives
Student Relationships	$3,174	6 years
Curriculum	133	2 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Falcon Physician Reviews

On April 2, 2012, Becker Professional Education (Becker), a subsidiary of DeVry Inc., acquired the operations of Falcon Physician Reviews (Falcon). Falcon offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX). Under the terms of the agreement, Becker paid approximately $5.4 million in cash in exchange for the operations of Falcon. The transaction marks Becker’s entrance into the growing healthcare professional education market. The results of Falcon’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At April 2, 2012
Current Assets	$670
Property and Equipment	41
Intangible Assets	2,260
Goodwill	3,699

Total Assets Acquired	6,670
Liabilities Assumed	1,288

Net Assets Acquired	$5,382

Goodwill was all assigned to the Becker Professional Review reporting unit which is classified within the International, K-12 and Professional Education segment. None of the goodwill acquired is expected to be deductible for income tax purposes. All of the acquired intangible assets have been determined to be subject to amortization with an average useful life of 5.8 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At April 2, 2012
	Value Assigned	Estimated Useful Life
Trade Name	$50	1 yr 6 months
Curriculum	870	5 yrs
Customer Relationships	400	10 yrs
Non-competition Agreements	940	5 yrs

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

Intangible assets consist of the following (dollars in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$80,318	$(68,116)	(1)
Customer Relationships	3,441	(356)	12 years
License and Non-compete Agreements	3,710	(2,771)	(2)
Class Materials	500	(500)	14 years
Curriculum/Software	5,570	(3,585)	5 years
Outplacement Relationships	3,900	(984)	15 years
Trade Names	6,043	(4,418)	(3)
Other	639	(639)	6 years

Total	$104,121	$(81,369)

Indefinite-lived Intangible Assets:
Trade Names	$38,125
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil and FBV Accreditations	22,358

Total	$262,468

(1)

The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil, 6 years for FBV and 4 years for AUC. All other student relationships are fully amortized as of June 30, 2012.

(2)

The total weighted average estimated amortization period for License and Non-compete Agreements is 1.5 years for ATC and 5 years for Falcon. All other license and non-compete agreements are fully amortized as of June 30, 2012.

(3)

The total weighted average estimated amortization period for Trade Names is 2 years for ATC, 8.5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA1) and 1.5 years for Falcon. All other trade names are fully amortized at June 30, 2012.

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$65,585	$(62,169)
Customer Relationships	3,121	(43)
Customer Contracts	7,000	(5,142)
License and Non-compete Agreements	2,875	(2,719)
Class Materials	2,900	(2,060)
Curriculum/Software	4,703	(2,479)
Outplacement Relationships	3,900	(724)
Trade Names	8,718	(6,139)
Other	639	(639)

Total	$99,441	$(82,114)

Indefinite-lived Intangible Assets:
Trade Names	$20,372
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
DeVry Brasil Accreditations	14,578

Total	$178,135

Amortization expense for amortized intangible assets was $10.9 million, $6.1 million and $10.8 million for the years ended June 30, 2012, 2011 and 2010, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2013	$4,973	$1,041	$2,312	$420	$8,746
2014	3,347	916	1,303	295	5,861
2015	387	907	625	260	2,179
2016	—	874	423	260	1,557
2017	—	616	230	260	1,106

All amortizable intangible assets, except for the DeVry Brasil Student Relationships, the FBV Student Relationships and the AUC Student Relationships, are being amortized on a straight-line basis.

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

Fiscal Year
2012	11.94%
2013	33.65%
2014	25.89%
2015	16.70%
2016	9.02%
2017	2.64%
2018	0.16%

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

Authoritative guidance provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2012. At this time, it was determined that the goodwill and the indefinite-lived intangible asset of the Advanced Academics Inc. (AAI) reporting unit had been impaired. There was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any other reporting unit, as estimated fair values exceeded the carrying amount.

During the fourth quarter of fiscal year 2012, revenues and operating income for DeVry’s AAI reporting unit were significantly below management’s expectations driven by a larger than expected decline in school district contract revenue. During the first nine months of fiscal 2012, revenues were down approximately 5% compared to the first nine months of fiscal 2011 and operating income was slightly below management’s expectations. AAI’s revenue declined 46% during the fourth quarter of fiscal 2012 as compared to the prior year fourth quarter. As a result of this significant decline in revenues, AAI generated an operating loss in the fourth quarter of fiscal year 2012 that was significantly below management’s expectations which projected operating income for this period. Accordingly, management revised its forecast and future cash flow projections for AAI.

To determine the fair value of the AAI indefinite-lived intangible asset and AAI reporting unit in our step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of 5 years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those utilized by a market participant in performing similar valuations of its reporting units. A discount rate of 13% was utilized for the AAI reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

Management’s impairment analysis resulted in an estimated fair value for the AAI reporting unit that was less than its carrying value by approximately $20 million. This difference was greater than the balance of AAI’s combined intangible assets and goodwill. As a result, management determined the indefinite-lived intangible asset and goodwill were considered to be impaired and should have zero balances. Accordingly, AAI’s Trade Name indefinite-lived intangible asset and the goodwill balance were written down by $1.3 million and $17.1 million, respectively, in the fourth quarter of fiscal 2012.

Management also evaluated AAI’s remaining long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined that the finite-lived intangible assets were completely impaired and had zero value. As a result, AAI’s Curriculum/Software and Consumer Contracts were written down by a total of $1.0 million. Property and equipment values were determined to be completely recoverable at their recorded net book values. Therefore in the fourth quarter of fiscal year 2012, AAI’s goodwill and other intangibles impairment charges in the aggregate were $19.4 million, with an income tax benefit of $0.9 million for the write-down of the intangible assets. The goodwill write-down is not deductible for tax purposes.

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

Management’s interim impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $71.1 million which was $41.2 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $151.9 million. This was $33.8 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $41.2 million and $33.8 million, respectively, in the second quarter of fiscal 2012.

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

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates, which could lead to additional impairments of reporting unit goodwill and intangible assets.

The table below summarizes the goodwill balances by reporting unit as of June 30, 2012 (dollars in thousands):

Reporting Unit	As of June 30, 2012
DeVry University	$22,196
Becker Professional Review	32,760
Ross University	237,173
Chamberlain College of Nursing	4,716
Carrington Colleges Group	151,878
American University of the Caribbean	68,321
DeVry Brasil	32,917

Total	$549,961

The table below summarizes goodwill balances by reporting segment as of June 30, 2012 (dollars in thousands):

As of June 30, 2012
Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	462,088
International, K-12 and Professional Education	65,677

Total	$549,961

The table below summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2012 and 2011 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International, K-12 and Professional Education	Total
Balance as of June 30, 2010	$22,196	$427,606	$65,062	$514,864
Acquisitions	—	—	5,010	5,010
Foreign currency exchange rate changes and other	—	—	3,746	3,746

Balance at June 30, 2011	22,196	427,606	73,818	523,620
Acquisitions	—	68,321	17,791	86,112
Dispositions	—	—	(413)	(413)
Impairments	—	(33,839)	(17,075)	(50,914)
Foreign currency exchange rate changes and other	—	—	(8,444)	(8,444)

Balance at June 30, 2012	$22,196	$462,088	$65,677	$549,961

The total increase in the goodwill balance from June 30, 2011 in the Medical and Healthcare segment was the result of the addition of goodwill of $68.3 million from the acquisition of AUC, partially offset by the $33.8 million impairment charge at Carrington. See the discussions above for further explanation of the acquisition and the impairment charge. The increase in the goodwill balance from

June 30, 2011 in the International, K-12 and Professional Education segment is the result the addition of goodwill of $17.8 million from the acquisitions of FBV and Falcon, partially offset by a decrease of $0.4 million resulting from the divestiture of the Stalla CFA Review assets, by the $17.1 million impairment charge at AAI and by a decrease in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. See the discussions above for further explanation of the acquisitions and the impairment charge. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of June 30, 2012 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Carrington Colleges Group	71,100
American University of the Caribbean	117,100
DeVry Brasil	24,311

Total	$262,468

Total indefinite-lived intangible assets increased by $84.3 million from June 30, 2011. This increase is the result of the addition of $117.1 million and $15.8 million of indefinite-lived intangibles associated with the acquisitions of AUC and FBV, respectively, offset by the impairment charges of $41.2 million at Carrington and $1.3 million at AAI as described above and the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2012, DeVry implemented an involuntary reduction in force (RIF) that reduced its workforce by approximately 570 positions across all reporting units. This resulted in a pre-tax charge of approximately $7.1 million that primarily represented severance pay and benefits in relation to these employees. This was allocated to the segments as follows: $5.0 million to Business Technology and Management, $2.0 million to Medical and Healthcare and $0.1 million to International, K-12 and Professional Education. Cash payments for the severance charges and restructuring charges were approximately $1.4 million for the year ended June 30, 2012. The remaining $5.7 is accrued as of June 30, 2012, and is expected to be paid by the end of the second quarter of fiscal 2013.

NOTE 10: INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands).

	For the Year Ended June 30,
	2012	2011	2010
U.S.	$122,917	$427,726	$345,850
Foreign	83,221	66,706	66,772

Total	$206,138	$494,432	$412,622

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
Income Tax Provision:	2012	2011	2010
Current Tax Provision
U.S. Federal	$62,176	$114,295	$117,423
State and Local	12,595	24,057	24,563
Foreign	(350)	285	14

Total Current	74,421	138,637	142,000
Deferred Tax Provision
U.S. Federal	(13,742)	19,671	(8,253)
State and Local	1,563	5,130	(1,108)
Foreign	1,515	164	—

Total Deferred	(10,664)	24,965	(9,361)

Income Tax Provision	$63,757	$163,602	$132,639

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	2012		2011		2010
Income Tax at Statutory Rate	$72,148	35.0%	$173,051	35.0%	$144,418	35.0%
Lower Rates on Foreign Operations	(27,480)	-13.3%	(22,413)	-4.5%	(22,524)	-5.5%
State Income Taxes	7,827	3.8%	16,762	3.4%	13,129	3.1%
Stock Options	838	0.4%	481	0.1%	(164)	0.0%
Nondeductible Goodwill	14,182	6.8%	—	—	—	—
Tax Credits and Other	(3,758)	-1.8%	(4,279)	-0.9%	(2,220)	-0.5%

Income Tax Provision	$63,757	30.9%	$163,602	33.1%	$132,639	32.1%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2012	2011	2010
Loss Carryforwards, net	$12,022	$10,477	$11,053
Employee Benefits	10,456	4,278	4,330
Stock-Based Payments	12,732	9,262	7,250
Deferred Rent	19,464	17,668	13,909
Receivable Reserve	21,026	22,240	19,951
Depreciation	—	—	2,778
Other Reserves	5,044	4,122	2,792
Less: Valuation Allowance	(9,376)	(6,852)	(6,852)

Gross Deferred Tax Assets	71,368	61,195	55,211

Depreciation	(40,101)	(26,321)	—
Amortization of Intangible Assets	(65,697)	(79,446)	(74,357)

Gross Deferred Tax Liability	(105,798)	(105,767)	(74,357)

Net Deferred Taxes	$(34,430)	$(44,572)	$(19,146)

DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2032.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of our subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of Sint Maarten all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

Valuation allowances have been established for approximately $9.4 million and $6.9 million for the years ended June 30, 2012 and 2011, respectively. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary in both years ended June 30, 2012 and 2011 and $2.9 million and $0.3 million for the years ended June 30, 2012 and 2011, respectively, for certain state net operating loss carryforwards that may expire before their benefits are utilized.

Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of June 30, 2012 and 2011, cumulative undistributed earnings attributable to international operations were approximately $414.0 million and $332.3 million, respectively.

The effective tax rate was 30.9% for fiscal year 2012, compared to 33.1% for the prior year. The lower effective income tax rate in fiscal year 2012 was due primarily to a decrease in the proportion of income generated by U.S. operations versus the offshore operations of Ross University as compared to the prior year.

As of June 30, 2012 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $22.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $13.3 million. As of June 30, 2011, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $11.9 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $11.9 million. We expect that our unrecognized tax benefits will decrease by approximately $11.8 million during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2012, 2011, and 2010 was $1.9 million, $1.0 million, and $0.7 million respectively. Interest and penalties recognized during the years ended June 30, 2012, 2011, and 2010 were $0.9 million, $0.3 million and $0.2 million respectively. The changes in our unrecognized tax benefits were (dollars in millions):

	For the Year Ended June 30,
	2012	2011	2010
Beginning Balance, July 1	$11.9	$7.1	$2.2
Increases from Positions Taken During Prior Periods	10.1	1.9	2.2
Decreases from Positions Taken During Prior Periods	(3.5)	(1.3)	(0.7)
Increases from Positions Taken During the Current Period	3.5	4.2	3.4

Ending Balance, June 30	$22.0	$11.9	$7.1

The Internal Revenue Service is currently examining DeVry’s 2010 and 2011 U.S. Federal Income Tax Returns. DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2007.

NOTE 11: DEBT

DeVry had no outstanding borrowings at June 30, 2012 and June 30, 2011.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. The revolving credit facility became effective on May 10, 2011, and replaced an existing $175 million credit facility that was set to expire in January 2012. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $9.3 million as of June 30, 2012, and were $3.0 million as of June 30, 2011 under the previous agreement. As of June 30, 2012, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of June 30, 2012, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.75% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of June 30, 2012. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education, financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with the financial debt covenants as of June 30, 2012.

The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 12: EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All employees, except those of DeVry Brasil and ATC, who meet certain eligibility requirements can participate in DeVry’s 401(k) Success Sharing Retirement Plan. DeVry contributes to the plan an amount up to 4.0% of the total eligible compensation of employees who make contributions under the plan. Prior to fiscal 2009, this match was up to 2% of total eligible compensation. In addition, DeVry may also make discretionary contributions for the benefit of all eligible employees. Provisions for the matching and discretionary contributions under the plan were approximately $35.8 million, $33.1 million and $27.6 million in fiscal 2012, 2011 and 2010, respectively. Prior to January 1, 2010, employees of DeVry Medical International, Inc. and Ross University participated in two separate plans and received matching contributions of up to 5% of total eligible compensation. After this date, these employees became eligible to participate in the DeVry 401(k) Success Sharing Retirement Plan.

Employee Stock Purchase Plan

Under provisions of DeVry’s Employee Stock Purchase Plan, any eligible employee may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2012, 2011 and 2010. Total shares issued to the Plan were 48,575 and 30,289 in fiscal 2012 and 2011, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. At the current time, DeVry is re-issuing treasury shares to satisfy employee share purchases under this plan

NOTE 13: SHAREHOLDER RIGHTS PLAN

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

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2012, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2013	$87,800
2014	84,400
2015	79,800
2016	72,300
2017	66,700
Thereafter	258,100

DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2012, 2011 and 2010 were $89.6 million, $85.1 million and $82.4 million, respectively.

DeVry is subject to occasional lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

The Boca Raton Firefighters’ and Police Pension Fund filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiffs filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiffs claimed in the First Amended Complaint that DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting Plaintiffs leave to file a second amended complaint by May 4, 2012.

On May 4, 2012, the Plaintiffs again amended their allegations in the Shareholder Case (the “Second Amended Complaint”). The Second Amended Complaint alleges a longer putative class period of October 27, 2007, to August 11, 2011, but narrows the scope of the alleged fraud significantly as compared to the previous two complaints. Plaintiffs now focus exclusively on DeVry’s practices for compensating student Admissions Advisors, alleging DeVry misled the market by failing to disclose that its compensation practices violated federal law and by making affirmative misrepresentations that DeVry complied with compensation regulations. On July 10, 2012, DeVry filed a Motion to Dismiss the Second Amended Complaint, which is awaiting Judge Grady’s consideration.

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

NOTE 15: SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1 — Nature of Operations.” DeVry presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, Chamberlain College of Nursing and Carrington; “International, K-12 and Professional Education”, which includes the operations of DeVry Brasil, AAI and the professional exam review and training operations of Becker Professional Review.

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

Following is a tabulation of business segment information based on the current segmentation for each of the years ended June 30, 2012, 2011 and 2010. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements.

	For the Year Ended June 30,
	2012	2011	2010
Revenues:
Business, Technology and Management	$1,303,556	$1,460,146	$1,263,553
Medical and Healthcare	611,953	558,335	507,037
International, K-12 and Professional Education	174,272	163,890	144,591

Total Consolidated Revenues	$2,089,781	$2,182,371	$1,915,181

Operating Income:
Business, Technology and Management	$201,122	$359,403	$291,060
Medical and Healthcare	9,602	106,965	111,081
International, K-12 and Professional Education	3,510	32,684	19,882
Reconciling Items:
Amortization Expense	(10,885)	(6,103)	(10,812)
Depreciation and Other	888	1,226	(309)

Total Consolidated Operating Income	$204,237	$494,175	$410,902

Interest and Other Income (Expense):
Interest Income	$818	$1,539	$2,080
Interest Expense	(2,612)	(1,282)	(1,585)
Net Gain on Sale of Assets	3,695	—	—
Net Investment Gain	—	—	1,225

Net Interest and Other Income (Expense)	1,901	257	1,720

Total Consolidated Income Before Income Taxes	$206,138	$494,432	$412,622

Segment Assets:
Business, Technology and Management	$383,064	$446,810	$406,505
Medical and Healthcare	1,029,481	1,036,834	939,854
International, K-12 and Professional Education	250,042	238,733	196,813
Corporate	176,029	128,126	84,654

Total Consolidated Assets	$1,838,616	$1,850,503	$1,627,826

Additions to Long-lived Assets:
Business, Technology and Management	$54,320	$55,726	$55,458
Medical and Healthcare	268,288	40,590	26,453
International, K-12 and Professional Education	64,412	23,844	6,242
Corporate	28,862	25,865	42,856

Total Consolidated Additions to Long-lived Assets	$415,882	$146,025	$131,009

Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$129,055	$135,726	$131,009
Increase in Capital Assets from Acquisitions	47,947	23	—
Increase in Intangible Assets and Goodwill	238,880	10,276	—

Total Increase in Consolidated Long-lived Assets	$415,882	$146,025	$131,009

Depreciation Expense:
Business, Technology and Management	$37,835	$26,572	$32,814
Medical and Healthcare	22,626	17,025	14,591
International, K-12 and Professional Education	6,651	4,066	3,139
Corporate	10,037	10,370	681

Total Consolidated Depreciation	$77,149	$58,033	$51,225

Intangible Asset Amortization Expense:
Medical and Healthcare	$6,013	$420	$4,750
International, K-12 and Professional Education	4,872	5,683	6,062

Total Consolidated Amortization	$10,885	$6,103	$10,812

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Grand Bahama and St. Maarten, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the years ended June 30, 2012, 2011 and 2010. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2012	2011	2010
Revenue from Unaffiliated Customers:
Domestic Operations	$1,739,268	$1,913,328	$1,669,517
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	272,539	205,409	193,024
Other	77,974	63,634	52,640

Total International	350,513	269,043	245,664

Consolidated	$2,089,781	$2,182,371	$1,915,181

Long-lived Assets:
Domestic Operations	$746,473	$792,482	$730,710
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	584,018	347,441	331,682
Other	107,011	85,930	65,787

Total International	691,029	433,371	397,469

Consolidated	$1,437,502	$1,225,853	$1,128,179

No one customer accounted for more than 10% of DeVry’s consolidated revenues.

NOTE 16: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2012 and 2011, are as follows:

	Quarter
2012	First	Second	Third	Fourth	Total Year
	(Dollars in thousands, except for per share amounts)
Revenues	$519,038	$524,049	$540,807	$505,887	$2,089,781
Operating Profit	79,865	13,756	95,454	15,162	204,237
Net Income Attributable to DeVry Inc.	$57,484	$8,865	$67,131	$8,085	$141,565
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic	$0.84	$0.13	$1.01	$0.12	$2.11
Diluted	$0.83	$0.13	$1.00	$0.12	$2.09
Cash Dividend Declared per Common Share	$—	$0.15	$—	$0.15	$0.30
	Quarter
2011	First	Second	Third	Fourth	Total Year
	(Dollars in thousands, except for per share amounts)
Revenues	$521,428	$551,463	$562,730	$546,750	$2,182,371
Operating Profit	111,815	135,553	137,227	109,580	494,175
Net Income Attributable to DeVry Inc.	$73,601	$88,706	$92,900	$75,196	$330,403
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic	$1.04	$1.26	$1.34	$1.09	$4.73
Diluted	$1.03	$1.25	$1.32	$1.08	$4.68
Cash Dividend Declared per Common Share	$—	$0.12	$—	$0.12	$0.24

DEVRY INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended June 30, 2012, 2011 and 2010

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions(c)		Balance at End of Period
	(Dollars in thousands)
FY2012
Deducted from accounts receivable for refunds	$5,475	$48,225	(d)	$(1,110	)(g)	$48,853		$3,737
Deducted from accounts receivable for uncollectible accounts	58,816	41,745		(1,083	)(a)	44,294		55,184
Deducted from notes receivable for uncollectible notes	10,295	913		—		460		10,748
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	6,852	—		2,524	(e)	—		9,376
Restructuring Expense Reserve	—	7,102		—		1,424	(h)	5,678
FY2011
Deducted from accounts receivable for refunds	$6,866	$43,875	(d)	$(2,833	)(g)	$42,433		$5,475
Deducted from accounts receivable for uncollectible accounts	56,257	44,182		764	(a)	42,387		58,816
Deducted from notes receivable for uncollectible notes	7,730	3,154		—		589		10,295
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	6,852	—		—	(e)	—	(f)	6,852
FY2010
Deducted from accounts receivable for refunds	$4,423	$37,959	(d)	$1,750	(b)	$37,266		$6,866
Deducted from accounts receivable for uncollectible accounts	50,695	43,361		34	(b)	37,833		56,257
Deducted from notes receivable for uncollectible notes	5,454	6,809		—	(a)	4,533		7,730
Deducted from contributions to Perkins loan program for uncollectible loans	2,562	—		—		—		2,562
Deducted from deferred tax assets for valuation allowances	6,852	—		2,300	(e)	2,300	(f)	6,852

(a)	Effects of foreign currency translation charged to Accumulated Other Comprehensive Income.
(b)	Amounts represent opening balances of reserve accounts of acquired businesses.
(c)	Write-offs of uncollectable amounts and cash refunds for accounts and notes receivable related reserves. Payment of liabilities for restructuring reserve.
(d)	Amounts recorded as a reduction of revenue.
(e)	Change in related deferred tax balances.
(f)	Utilization of deferred tax assets and expected realization of net operating loss carryforwards.
(g)	Charged to deferred revenue accounts and effects of foreign currency translation charged to Accumulated Other Comprehensive Income.
(h)	Payment of liabilities for restructuring reserve.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

August 28, 2012

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 7, 2012 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

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

(a) The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 78 through 113 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 112 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 116 through 117 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

Year Ended June 30,	2012	2011	2010	2009	2008
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$2,089,781	$2,182,371	$1,915,181	$1,461,453	$1,091,833
Depreciation	77,149	58,033	51,225	39,825	34,808
Amortization of Intangible Assets and Other	11,540	6,538	10,997	10,625	5,066
Interest Income	818	1,539	2,080	5,251	10,463
Interest Expense	2,612	1,282	1,585	2,775	522
Net Income	141,565	330,403	279,909	165,613	125,532
Diluted Earnings per Common Share (EPS)—Net Income	2.09	4.68	3.87	2.28	1.73
Shares Used in Calculating Diluted EPS (in thousands)	67,705	70,620	72,267	72,516	72,406
Cash Dividend Declared Per Common Share	0.30	0.24	0.20	0.16	0.12
FINANCIAL POSITION:
Cash and Cash Equivalents	174,076	447,145	307,702	165,202	217,199
Total Assets	1,838,616	1,850,503	1,627,826	1,434,299	1,018,356
Total Funded Debt	—	—	—	124,811	—
Total Shareholders’ Equity(1)	1,356,393	1,389,516	1,179,381	926,942	766,426
OTHER SELECTED DATA:
Cash Provided by Operating Activities	277,422	407,990	391,548	249,526	198,646
Capital Expenditures	129,055	135,726	131,009	74,044	62,806
Shares Outstanding at Year-end (in thousands)	64,722	68,635	71,030	71,233	71,377
Closing Price of Common Stock at Year-end	30.97	59.13	52.49	50.04	53.62
Price Earnings Ratio on Common Stock(2)	15	13	14	22	31

(1)

Total Shareholders’ Equity was revised as a result of a $10.4 million adjustment made to correct errors identified in DeVry’s deferred tax accounts. For purposes of this table, Total Stockholder’s Equity for the fiscal year ended June 30, 2008 has been revised.

(2)	Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

2(a)	Asset Purchase Agreement regarding purchase of American University of the Caribbean, dated as of August 3, 2011		Exhibit 2.1 to the Registrant’s Form 8-K filed August 5, 2011 (File No. 1-13988)

3(a)	Restated Certificate of Incorporation of the Registrant, as amended		Exhibit 4.1 to the Registrant’s Form S-8, 333-130604 dated December 22, 2005 and Exhibit 3.2 to the Registrant’s Form 8-K dated November 7, 2007

3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.1 to the Registrant’s Form 8-K dated February 11, 2009

4(a)	Credit Agreement dated May 10, 2011, among DeVry Inc. and Certain Subsidiaries of DeVry Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as the lead arranger, and The Other Lenders Party Thereto (the “Credit Agreement”)		Exhibits 4.1, 4.2, 4.3. 4.4, 4.5 and 4.6 to the Registrant’s Form 8-K filed May 10, 2011 (File No. 1-13988)

10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999 Stock Incentive Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2002 (File No. 1-13988)

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003 (File No. 1-13988)

10(d)	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010 (File No. 1-13988)

10(e)	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 10(k) to the Company’s Form 10-K for the year ended June 30, 1999 (File No. 1-13988)

10(f)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010 (File No. 1-13988)

10(g)	Employment Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(h)	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(i)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K dated August 16, 2006 (File No. 1-13988)

10(j)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Registrant’s Form 8-K dated November 21, 2006 (File No. 1-13988)

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(k)	Executive Employment Agreement between the Registrant and David Pauldine dated October 12, 2009		Exhibit 10.3 to the Registrant’s Form 8-K dated October 16, 2009 (File No. 1-13988)

10(l)	Executive Employment Agreement between the Registrant and William Hughson dated September 9, 2009		Exhibit 10.1 to the Registrant’s Form 8-K dated September 15, 2009 (File No. 1-13988)

10(m)	Executive Employment Agreement between the Registrant and Timothy J. Wiggins dated December 14, 2011		Exhibit 10.1 to the Registrant’s Form 8-K dated December 14, 2011 (File No. 1-13988)

21	Subsidiaries of the Registrant	119

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	121

31	Rule 13a-14(a)/15d-14(a) Certifications	122

32	Section 1350 Certifications	124

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.
Date: August 28, 2012
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer (Principle Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting Officer (Principle Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold T. Shapiro Harold T. Shapiro	Board Chair and Director	August 28, 2012

/s/ Daniel M. Hamburger Daniel M. Hamburger	Chief Executive Officer and Director	August 28, 2012

/s/ Ronald L. Taylor Ronald L. Taylor	Director	August 28, 2012

/s/ Christopher Begley Christopher Begley	Director	August 28, 2012

/s/ David S. Brown David S. Brown	Director	August 28, 2012

/s/ Connie R. Curran Connie R. Curran	Director	August 28, 2012

/s/ Darren R. Huston Darren R. Huston	Director	August 28, 2012

/s/ William T. Keevan William T. Keevan	Director	August 28, 2012

/s/ Lyle Logan Lyle Logan	Director	August 28, 2012

/s/ Julie A. McGee Julie A. McGee	Director	August 28, 2012

/s/ Lisa W. Wardell Lisa W. Wardell	Director	August 28, 2012

/s/ Fernando Ruiz Fernando Ruiz	Director	August 28, 2012