Form 10-Q
period 2012-09-30
DEVRY INC
filed 2012-11-05
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: October 30, 2012 — 63,447,902 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM  10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,	September 30,
	2012	2012	2011
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$247,566	$174,076	$322,918
Marketable Securities and Investments	2,750	2,632	2,337
Restricted Cash	4,546	2,498	5,697
Accounts Receivable, Net	190,727	113,911	151,428
Deferred Income Taxes, Net	25,279	27,845	21,712
Refundable Income Taxes	34,651	40,278	—
Prepaid Expenses and Other	40,534	39,874	41,139

Total Current Assets	546,053	401,114	545,231

Land, Buildings and Equipment:
Land	65,249	65,172	61,378
Buildings	389,306	386,028	352,043
Equipment	470,315	433,949	426,345
Construction In Progress	35,931	61,752	51,860

	960,801	946,901	891,626
Accumulated Depreciation	(393,142)	(387,924)	(375,841)

Land, Buildings and Equipment, Net	567,659	558,977	515,785

Other Assets:
Intangible Assets, Net	297,054	285,220	321,250
Goodwill	564,841	549,961	589,780
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	31,263	29,894	26,431

Total Other Assets	906,608	878,525	950,911

TOTAL ASSETS	$2,020,320	$1,838,616	$2,011,927

LIABILITIES:
Current Liabilities:
Accounts Payable	$62,105	$63,094	$65,678
Accrued Salaries, Wages and Benefits	83,653	77,741	77,925
Accrued Expenses	69,731	76,243	50,128
Advance Tuition Payments	20,930	20,580	18,135
Deferred Tuition Revenue	237,830	77,551	250,830

Total Current Liabilities	474,249	315,209	462,696
Other Liabilities:
Deferred Income Taxes, Net	67,729	62,276	75,490
Deferred Rent and Other	101,946	96,496	67,851

Total Other Liabilities	169,675	158,772	143,341

TOTAL LIABILITIES	643,924	473,981	606,037

NON-CONTROLLING INTEREST	8,637	8,242	7,176
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 63,782,000; 64,722,000 and 67,758,000 Shares Issued and Outstanding at September 30, 2012, June 30, 2012 and September 30, 2011, Respectively	743	741	739
Additional Paid-in Capital	278,144	272,962	256,159
Retained Earnings	1,520,415	1,488,988	1,424,866
Accumulated Other Comprehensive (Loss) Income	(5,412)	(5,889)	5,348
Treasury Stock, at Cost (10,544,000; 9,386,000 and 6,171,000 Shares, Respectively)	(426,131)	(400,409)	(288,398)

TOTAL SHAREHOLDERS’ EQUITY	1,367,759	1,356,393	1,398,714

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,020,320	$1,838,616	$2,011,927

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
REVENUES:
Tuition	$451,501	$486,487
Other Educational	31,235	32,551

Total Revenues	482,736	519,038

COSTS AND EXPENSES:
Cost of Educational Services	242,545	238,248
Student Services and Administrative Expense	194,401	200,925

Total Operating Costs and Expenses	436,946	439,173

Operating Income	45,790	79,865
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	561	184
Interest Expense	(1,491)	(522)

Net Interest and Other (Expense) Income	(930)	(338)

Income Before Income Taxes	44,860	79,527
Income Tax Provision	13,038	22,215

NET INCOME	31,822	57,312
Net Loss Attributable to Non-controlling Interest	167	172

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$31,989	$57,484

EARNINGS PER COMMON SHARE ATTRIBUTABLE
TO DEVRY INC. SHAREHOLDERS:
Basic	$0.49	$0.84

Diluted	$0.49	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	For the Three Months Ended September 30,
	2012	2011
NET INCOME	$31,822	$57,312
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Gain (Loss)	410	(10,228)
Change in Fair Value of Available -For- Sale Securities	67	(153)

COMPREHENSIVE INCOME	32,299	46,931
COMPREHENSIVE LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	79	2,054

COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY INC.	$32,378	$48,985

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2012	2011
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,822	$57,312
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	5,716	4,899
Depreciation	20,490	17,513
Amortization	2,442	2,483
Provision for Refunds and Uncollectible Accounts	20,531	21,297
Deferred Income Taxes	5,792	9,256
Loss (Gain) on Disposals of Land, Buildings and Equipment	359	(63)
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(2,048)	(3,389)
Accounts Receivable	(93,881)	(58,627)
Prepaid Expenses and Other	7,044	(6,668)
Accounts Payable	(991)	1,145
Accrued Salaries, Wages, Benefits and Expenses	6,431	(25,110)
Advance Tuition Payments	136	(3,930)
Deferred Tuition Revenue	160,279	170,518

NET CASH PROVIDED BY OPERATING ACTIVITIES	164,122	186,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(26,237)	(33,820)
Marketable Securities Purchases	(8)	(10)
Payment for Purchase of Business, Net of Cash Acquired	(29,538)	(227,828)

NET CASH USED IN INVESTING ACTIVITIES	(55,783)	(261,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,030	2,581
Proceeds from Stock Issued Under Employee Stock Purchase Plan	487	388
Repurchase of Common Stock for Treasury	(25,712)	(44,450)
Cash Dividends Paid	(9,794)	(8,285)
Excess Tax Benefit from Stock-Based Payments	6	313

NET CASH USED IN FINANCING ACTIVITIES	(33,983)	(49,453)

Effects of Exchange Rate Differences	(867)	248

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	73,489	(124,227)
Cash and Cash Equivalents at Beginning of Period	174,076	447,145

Cash and Cash Equivalents at End of Period	$247,565	$322,918

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$263	$239
Income Taxes	616	3,130
Non-cash Investing Activity:
Accretion of Non-controlling Interest Put Option	562	593

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1: INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry. The June 30, 2012 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended September 30, 2012, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Marketable Securities and Investments

DeVry owns investments in marketable securities that have been designated as “available for sale” in accordance with authoritative guidance. Available for sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive (Loss) Income.

Marketable securities and investments consist of investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our marketable securities at September 30, 2012 (dollars in thousands):

		Gross Unrealized
September 30, 2012	Cost	(Loss)	Gain	Fair Value
Marketable Securities:
Bond Mutual Fund	$954	$—	$108	$1,062
Stock Mutual Funds	2,037	(349)	—	1,688

Total Marketable Securities	$2,991	$(349)	$108	$2,750

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At September 30, 2012, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of September 30, 2012, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of September 30, 2012.

Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other Income/(Expense) in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for the three months ended September 30, 2012. See Note 4 for further disclosures on the Fair Value of Financial Instruments.

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three months ended September 30, 2012 and 2011 were approximately $2.1 million and $4.4 million, respectively, primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of September 30, 2012 and 2011, the net balance of capitalized software development costs was $73.0 million and $68.8 million, respectively.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal years 2013 or 2012. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at September 30, 2012 and 2011. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

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

The DeVry Brasil management put option is being accreted to its redemption value according to the stock purchase agreement. The adjustment to increase or decrease the put option to its redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance. The fair value of this put option does not exceed its recorded redemption value. The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry’s historical non-controlling interest accounting policy.

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended September 30,
	2012	2011
Balance at Beginning of period	$8,242	$6,755
Net Income (Loss) Attributable to Non-controlling Interest	(167)	(172)
Accretion of Non-controlling Interest Put Option	562	593

Balance at End of period	$8,637	$7,176

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 2,498,000 and 937,000 shares of common stock for the three months ended September 30, 2012 and 2011, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended September 30,
	2012	2011
Weighted Average Shares Outstanding	64,245	68,390
Unvested Participating Restricted Shares	628	365

Basic shares	64,873	68,755
Effect of Dilutive Stock Options	236	712

Diluted Shares	65,109	69,467

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on eight occasions (see “Note 6 – Dividends and Stock Repurchase Program”). The first six repurchase programs are all completed as of September 2012. The seventh repurchase program was approved by the DeVry Board of Directors on November 2, 2011, and it was commenced in late December 2011. The eighth repurchase program was approved by the DeVry Board of Directors on August 29, 2012. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 3 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

Treasury shares are reissued on a monthly basis at market value to the DeVry Employee Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, DeVry uses an average cost method to reduce the Treasury Stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.

Accumulated Other Comprehensive (Loss) Income

Accumulated Other Comprehensive (Loss) Income is composed of the change in cumulative translation adjustments and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive (Loss) Income balance at September 30, 2012, consists of $5.2 million ($4.6 million attributable to DeVry Inc. and $0.6 million attributable to non-controlling interests) of cumulative translation losses and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At September 30, 2011, this balance consisted of $5.7 million ($4.5 million attributable to DeVry Inc. and $1.2 million attributable to non-controlling interests) of cumulative translation gains and $0.4 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $68.2 million and $70.7 million for the three months ended September 30, 2012 and 2011, respectively.

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

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform further goodwill impairment testing. This guidance was effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012, and did not have a significant effect on DeVry’s consolidated financial statements.

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

At September 30, 2012, 6,787,887 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended September 30, 2012:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life	($000)
Outstanding at July 1, 2012	2,939,772	$36.37
Options Granted	875,600	$18.60
Options Exercised	(56,798)	$17.47
Options Canceled	(19,178)	$40.17

Outstanding at September 30, 2012	3,739,396	$32.50	6.69	$4,675

Exercisable at September 30, 2012	2,190,959	$35.12	4.92	$1,033

The total intrinsic value of options exercised for the three months ended September 30, 2012 and 2011 was $0.3 million and $1.9 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values, for options granted at market price under DeVry’s stock option plans during first three months of fiscal years 2013 and 2012 were $7.61 and $17.50, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2013	2012
Expected Life (in Years)	6.63	6.65
Expected Volatility	43.67%	42.27%
Risk-free Interest Rate	1.03%	1.52%
Dividend Yield	0.61%	0.38%
Pre-vesting Forfeiture Rate	3.00%	5.00%

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

During the first three months of fiscal year 2013, DeVry granted 630,290 shares of restricted stock to selected employees and non-employee directors. Of these, 121,500 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry performance targets. The remaining 508,790 shares and all other previously granted shares of restricted stock that are not performance-based are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the three months ended September 30, 2012:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2012	619,261	$42.06
Shares Granted	630,290	$18.60
Shares Vested	(160,926)	$46.41
Shares Canceled	(4,136)	$41.78

Nonvested at September 30, 2012	1,084,489	$27.78

The following table shows total stock-based compensation expense included in the Consolidated Statement of Earnings:

	For the Three Months
	Ended September 30,
	2012	2011
	(Dollars in thousands)
Cost of Educational Services	$1,829	$1,568
Student Services and Administrative Expense	3,886	3,331
Income Tax Benefit	(1,853)	(1,528)

Net Stock-Based Compensation Expense	$3,862	$3,371

As of September 30, 2012, $32.8 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options and shares vested during the three months ended September 30, 2012 and 2011 was approximately $9.2 million and $7.4 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2012 and 2011.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of September 30, 2012.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2012. See “Note 8: Intangible Assets” to the Consolidated Financial Statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for further discussion on the impairment review including valuation techniques and assumptions.

The following tables present DeVry’s assets and liabilities at September 30, 2012, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

September 30, 2012	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$247,566	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,750	—	—
ATC Earn-out Liability			4,579
FAVIP Contingent Consideration			2,765

Total Financial Assets and Liabilities at Fair Value	$250,316	$—	$7,344

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments. The ATC earn-out liability is valued using standard present value techniques and a discount rate of 6.2%, which management considers a reasonable market participant would assume for this type of liability and duration. The Faculdade do Vale do Ipojuca (“FAVIP”) contingent consideration is valued at a percentage of its potential settlement price based on the estimated probability of FAVIP achieving university center status. See “Note 7: Business Combinations” for further information on these liabilities.

The fair value of the institutional loans receivable included in Accounts Receivable, net and Other Assets on the Consolidated Balance Sheet as of September 30, 2012 is estimated by discounting the future cash flows using current rates for similar arrangements. As of September 30, 2012, the carrying value and the estimated fair value of these financial instruments was approximately $38.0 million. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of liabilities measured at fair value using Level 3 inputs for the three months ended September 30, 2012 (dollars in thousands). The amount recorded as interest expense in fiscal 2013 is classified in the Interest and Other (Expense) Income section of the Consolidated Statements of Income. The amount recorded as foreign currency translation loss is classified as student services and administrative expense in the Consolidated Statements of Income.

Long-Term Liabilities
For the Three Months Ended September 30, 2012
Balance at Beginning of Period	$4,361
Total Realized Losses Included in Income:
Interest Expense- ATC Accretion	69
Foreign Currency Translation Loss	149
Transfers into Level 3:
FAVIP Contingent Consideration	2,765

Balance at September 30, 2012	$7,344

NOTE 5: FINANCING RECEIVABLES

DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California schools as well as selected students at Ross University School of Medicine and Ross University School of Veterinary Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, Ross University School of Medicine and Ross University School of Veterinary Medicine loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan.

Reserves for uncollectible loans are determined by analyzing the current aging of accounts receivable and historical loss rates of loans at each educational institution. In addition, management considers projections of future receivable levels on a per account basis and collection loss rates. Management performs this analysis periodically throughout the year. Since all of DeVry’s financing receivables are generated through the extension of credit to students to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses as of September 30, 2012 and 2011.

	As of September 30,
	2012	2011
	(Dollars in thousands)
Gross Institutional Student Loans	$56,106	$51,251

Allowance for Credit Losses	(18,145)	(18,896)

Net Institutional Student Loans	$37,961	$32,355

Of the net balances above, $19.5 million and $19.3 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at September 30, 2012 and 2011, respectively, and $18.5 million and $13.0 million were classified in the Consolidated Balance Sheets as Other Assets at September 30, 2012 and 2011, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of September 30, 2012 and 2011. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of September 30,
	2012	2011
Institutional Student Loans:
Performing	$42,008	$37,837
Nonperforming	14,098	13,414

Total Institutional Student Loans	$56,106	$51,251

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
September 30, 2012	$3,876	$1,579	$1,330	$14,098	$20,883	$35,223	$56,106
September 30, 2011	$3,409	$1,456	$1,277	$13,414	$19,556	$31,695	$51,251

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2013 and 2012, the DeVry Board of Directors (the “Board”) declared the following cash dividends.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
November 2, 2011	December 8, 2011	January 10, 2012	$0.15	$10,085
May 14, 2012	June 21, 2012	July 12, 2012	$0.15	$9,794

The dividend paid on July 12, 2012 of $9.8 million was recorded as a reduction to retained earnings as of June 30, 2012. Future dividends will be at the discretion of the Board of Directors.

DeVry has repurchased shares under the following programs as of September 30, 2012:

Date Authorized	Shares Repurchased	Total Cost (millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,136,247	92.1

Totals	10,512,144	$427.1

On November 2, 2011, the Board authorized a seventh share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2013. As of September 30, 2012, the total remaining authorization under this repurchase program was $7.9 million. On August 29, 2012, the Board authorized an eighth share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2014. The timing and amount of any repurchase will be determined based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings, and may be suspended or discontinued at any time.

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

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the AUC reporting unit which is classified within the Medical and Healthcare segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include AUC’s strategic fit into the Medical and Healthcare segment, the reputation of the educational programs and the acquired assembled workforce. The acquired goodwill is expected to be deductible for income tax purposes. Of the $131.4 million of acquired intangible assets, $100 million was assigned to Title IV Eligibility and Accreditations and $17.1 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization and its value and estimated useful life is as follows (dollars in thousands):

	At August 3, 2011
	Value Assigned	Estimated Useful Lives
Student Relationships	$14,300	4 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Boa Viagem

On February 29, 2012, Fanor-Faculdades Nordeste S/A (“DeVry Brasil”), a subsidiary of DeVry Inc. acquired the stock of FBV S/A, the Brazilian owner of business operations of Faculdade Boa Viagem (“FBV”). Under the terms of the agreement, DeVry Brasil paid $24.2 million in cash in exchange for the stock of FBV. In addition, DeVry Brasil will make additional installment payments totaling $21.9 million over the next four years.

FBV offers undergraduate and graduate degree programs in business, law, engineering, communication, culinary, hospitality, fashion design, and information technology at three campuses located in the city of Recife. The acquisition of FBV is consistent with DeVry’s growth and diversification strategy, increasing its international presence in Brazil.

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

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International, K-12 and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include FBV’s strategic fit into DeVry’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $19.1 million of acquired intangible assets, $13.5 million was assigned to Accreditations and $2.3 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with a weighted average useful life of approximately 5.8 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At February 29, 2012
	Value Assigned	Estimated Useful Lives
Student Relationships	$3,174	6 years
Curriculum	133	2 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Falcon Physician Reviews

On April 2, 2012, Becker Professional Education (Becker), a subsidiary of DeVry Inc., acquired the operations of Falcon Physician Reviews (Falcon). Falcon offers comprehensive review programs for medical students preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX). Under the terms of the agreement, Becker paid approximately $5.4 million in cash in exchange for the operations of Falcon. The transaction marked Becker’s entrance into the growing healthcare professional education market. The results of Falcon’s operations have been included in the Consolidated Financial Statements of DeVry since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At April 2, 2012
Current Assets	$670
Property and Equipment	41
Intangible Assets	2,260
Goodwill	3,699

Total Assets Acquired	6,670
Liabilities Assumed	1,288

Net Assets Acquired	$5,382

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the Becker Professional Review reporting unit which is classified within the International, K-12 and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Falcon’s strategic fit into Becker’s exam preparation business, the reputation of the review programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. All of the acquired intangible assets have been determined to be subject to amortization with a weighted average useful life of 5.8 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At April 2, 2012
	Value	Estimated
	Assigned	Useful Life
Trade Name	$50	1 yr 6 months
Curriculum	870	5 yrs
Customer Relationships	400	10 yrs
Non-competition Agreements	940	5 yrs

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade do Vale do Ipojuca

On September 3, 2012, Fanor-Faculdades Nordeste S/A (“DeVry Brasil”), a subsidiary of DeVry Inc. acquired the business operations of Faculdade do Vale do Ipojuca (“FAVIP”), which is located in the state of Pernambuco, Brazil. Under the terms of the agreement, DeVry Brasil paid approximately $30.3 million in cash in exchange for the stock of FAVIP. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should FAVIP receive status of a university center.

FAVIP currently serves about 5,000 students and offers more than 30 undergraduate and graduate programs at two campuses located in Caruaru, the state’s second largest city. The institution’s largest programs are in the areas of law, business, psychology and nutrition. The acquisition of FAVIP is consistent with DeVry’s growth and diversification strategy, increasing its international presence in Brazil.

The operations of FAVIP are included in DeVry’s International, K-12 and Professional Education segment. The results of FAVIP’s operations have been included in the Consolidated Financial Statements of DeVry since the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 3, 2012
Current Assets	$4,414
Property and Equipment	2,897
Other Long-term Assets	844
Intangible Assets	13,571
Goodwill	14,272

Total Assets Acquired	35,998
Liabilities Assumed	5,677

Net Assets Acquired	$30,321

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International, K-12 and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include FAVIP’s strategic fit into DeVry’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $13.6 million of acquired intangible assets, $10.2 million was assigned to Accreditations and $1.1 million was assigned to Trade Names, both of which have been determined not to be subject to amortization.

The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 4.9 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At September 3, 2012
	Value Assigned	Estimated Useful Lives
Student Relationships	$2,257	5 years
Curriculum	79	2 years

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

Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$82,700	$(69,975)	(1)
Customer Relationships	3,550	(458)	12 years
Customer Contracts	7,000	(7,000)	6 years
License and Non-compete Agreements	3,716	(2,837)	(2)
Class Materials	500	(500)	14 years
Curriculum/Software	5,689	(3,763)	5 years
Outplacement Relationships	3,900	(1,049)	15 years
Trade Names	6,078	(4,545)	(3)
Other	639	(639)	6 years

Total	$113,772	$(90,767)

Indefinite-lived Intangible Assets:
Trade Names	$39,233
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	32,831

Total	$274,049

(1)	The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA 1), 6 years for FBV, 5 years for FAVIP and 4 years for AUC. All other Student Relationships are fully amortized at September 30, 2012.
(2)	The total weighted average estimated amortization period for License and Non-compete Agreements is 1.5 years for ATC and 5 years for Falcon. All other License and Non-compete Agreements are fully amortized at September 30, 2012.
(3)	The total weighted average estimated amortization period for Trade Names is 2 years for ATC, 8.5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA1) and 1.5 years for Falcon. All other Trade Names are fully amortized at September 30, 2012.

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$78,417	$(62,642)
Customer Relationships	3,037	(118)
Customer Contracts	7,000	(5,402)
License and Non-compete Agreements	2,869	(2,770)
Class Materials	2,900	(2,100)
Curriculum/Software	4,617	(2,683)
Outplacement Relationships	3,900	(789)
Trade Names	8,167	(6,089)
Other	639	(639)

Total	$111,546	$(83,233)

Indefinite-lived Intangible Assets:
Trade Names	$37,472
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	112,300
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	12,280

Total	$292,937

Amortization expense for amortized intangible assets was $2.3 million for each of the three months ended September 30, 2012 and 2011. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30 by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Becker	DeVry Brasil	Carrington	AUC	Total
2013	$1,061	$3,004	$420	$4,973	$9,458
2014	934	2,159	295	3,347	6,735
2015	926	1,162	260	387	2,735
2016	891	729	260	—	1,880
2017	627	328	260	—	1,215

All amortizable intangible assets, except for the DeVry Brasil (Fanor, Ruy Barbosa and AREA 1) Student Relationships, the FBV Student Relationships, the FAVIP Student Relationships and the AUC Student Relationships, are being amortized on a straight-line basis.

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

The amount being amortized for the FAVIP Student Relationships is based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year
2013	27.62%
2014	32.16%
2015	22.99%
2016	13.24%
2017	3.99%

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

Authoritative guidance provides that goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2012. As of the fourth quarter of fiscal year 2012 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit other than Advanced Academics, Inc. (“AAI”), as estimated fair values exceeded the carrying amounts.

During the fourth quarter of fiscal year 2012, revenues and operating income for DeVry’s AAI reporting unit were significantly below management’s expectations driven by a larger than expected decline in school district contract revenue. As a result of significant declines in revenues, AAI generated an operating loss in the fourth quarter of fiscal year 2012 that was significantly worse than management’s expectations which projected operating income for this period. Accordingly, management revised its forecast and future cash flow projections for AAI. Management’s impairment analysis resulted in an estimated fair value for the AAI reporting unit that was less than its carrying value by approximately $20 million. This difference was greater than the balance of AAI’s combined intangible assets and goodwill. As a result, management determined the indefinite-lived intangible asset and goodwill were considered to be impaired and should be fully written-off. Accordingly, AAI’s Trade Name indefinite-lived intangible asset and the goodwill balance were written down by $1.3 million and $17.1 million, respectively, in the fourth quarter of fiscal 2012.

All other DeVry reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 25% except for Carrington. At Carrington the fair value slightly exceeded carrying value. The smaller premium for the Carrington reporting unit would be expected considering an impairment charge was recorded for this reporting unit during fiscal 2012. Consequently, there had been less time for this organization to have appreciated in value from its previous impairment date.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of September 30, 2012, DeVry’s market capitalization exceeded its book value by approximately 6%. Though this premium is lower than the 47% as of June 30, 2012, it is partially the result of depressed operating results that management believes are short-term in nature. Management also believes the decline in the market price of DeVry’s common stock has been partially caused by the continued overhang of government regulatory changes in the education industry. These changes have led to significant uncertainty among investors and have worked to keep the prices of private sector education stocks at depressed levels for the last 18 months. Once these changes are fully digested and DeVry is able to demonstrate improved operating performance under the new regulations, management believes the stock price will react favorably. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; unexpected competition; and changes in the market acceptance of our educational programs and the graduates of those programs.

Though some reporting units experienced a decline in operating results during the first quarter of fiscal 2013 as compared to the year-ago period, management does not believe business conditions have deteriorated in any of its reporting units to the extent that the fair values of the reporting units or indefinite-lived intangible assets would differ materially from their fiscal year 2012 fair values.

At DeVry University, which carries a goodwill balance of $22.2 million, revenue declined by approximately 16% from the year-ago quarter. The revenue decline at DeVry University was the result of lower student enrollments. Management believes these declines are due to economic uncertainties and the prolonged economic downturn. To address this issue, DeVry University is focused on improving the admissions process to better serve prospective students. Though operating profits declined by approximately 33%, DeVry University remains profitable with operating margins of 9%. Management believes its planned business and operational strategies will reverse the negative trends in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2012 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 250%.

At Carrington, which carries a goodwill balance of $151.9 million as of September 30, 2012, revenue declined by 10% from the year-ago quarter. The revenue decline at Carrington was the result of lower total student enrollments. Management believes these declines are due to economic uncertainties and the prolonged economic downturn. To address this issue, Carrington is focused on building brand awareness and improving communications designed to produce a direct prospective student response. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. The revenue decline has also resulted in operating losses. Management believes its planned business and operational strategies will reverse the negative trend in the foreseeable future. However, if operating improvements are not realized, all or some of the remaining goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2012 indicated the fair value exceeded the carrying value of the Carrington reporting unit by less than five percent.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of September 30, 2012 (dollars in thousands):

Reporting Unit	As of September 30, 2012
DeVry University	$22,196
Becker Professional Review	32,931
Ross University	237,173
Chamberlain College of Nursing	4,716
Carrington	151,878
American University of the Caribbean	68,321
DeVry Brasil	47,626

Total	$564,841

The table below summarizes goodwill balances by reporting segment as of September 30, 2012 (dollars in thousands):

Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	462,088
International, K-12 and Professional Education	80,557

Total	$564,841

Total goodwill increased by $14.9 million from June 30, 2012. This increase is the result of the addition of $14.3 million of goodwill associated with the acquisition of FAVIP and changes in the values of the Brazilian Real and the British Pound Sterling as compared to the U.S. dollar. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in their value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the changes in the carrying amount of goodwill, by segment as of September 30, 2012 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International, K-12 and Professional Education	Total
Balance at June 30, 2012	$22,196	$462,088	$65,677	$549,961
Acquisitions	—		14,277	14,277
Foreign currency exchange rate changes and other	—	—	603	603

Balance at September 30, 2012	$22,196	$462,088	$80,557	$564,841

The table below summarizes the indefinite-lived intangible asset balances by reporting unit as of September 30, 2012 (dollars in thousands):

Reporting Unit:	As of September 30, 2012
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Carrington	71,100
American University of the Caribbean	117,100
DeVry Brasil	35,892

Total	$274,049

Total indefinite-lived intangible assets increased by $11.6 million from June 30, 2012. This increase is the result of the addition of $11.3 million of indefinite-lived intangibles associated with the acquisition of FAVIP plus the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2012, DeVry implemented an involuntary reduction in force (RIF) that reduced its workforce by approximately 570 positions across all reporting units. This resulted in a pre-tax charge of approximately $7.1 million that primarily represented severance pay and benefits for these employees. This was allocated to the segments as follows: $5.0 million to Business Technology and Management, $2.0 million to Medical and Healthcare and $0.1 million to International, K-12 and Professional Education. During the first quarter of fiscal 2013, DeVry recorded an additional $0.7 million pre-tax charge for additional severance pay and benefits primarily to the Business Technology and Management segment. Cash payments for the severance charges and restructuring charges were approximately $3.3 million for the quarter ended September 30, 2012. The remaining $3.1 million is accrued as of September 30, 2012, and is expected to be paid by the end of the second quarter of fiscal 2013.

In late October 2012, DeVry made the decision to consolidate administrative offices in the Chicagoland area. As a result, the company-owned facility in Wood Dale, Illinois will be closed in December 2012 and employees will be re-located to other facilities in the area. The Wood Dale facility will be held as available for sale. This will result in a charge of $9 to $10 million in the second quarter of fiscal 2013 for an expected loss on this asset sale.

NOTE 10: INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of our subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of Sint Maarten all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30, 2012 and 2011, cumulative undistributed earnings attributable to international operations were approximately $432.4 million and $350.2 million, respectively.

Taxes on income were 29.1% of pretax income for the first quarter of fiscal year 2013, compared to 27.9% for the year-ago quarter. The year-over-year increase is primarily attributable to the tax expected on the amount of subpart F income that would be recognized for the current year assuming Internal Revenue Code Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look-thru rule lapsed for DeVry at the end of fiscal year 2012. A proposal to extend the look-thru rule retroactively has been included in proposed legislation but has not been enacted as of September 30, 2012. If the proposal is enacted later in 2012 or 2013, the annual effective tax rate will be adjusted in the interim period that includes the enactment date. A discrete adjustment may have a substantial impact on reducing the effective tax rate for that quarter.

As of September 30, 2012, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $23 million, and, if recognized, the total amount would impact the effective tax rate. As of September 30, 2011, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $8.9 million, and, if recognized, the total amount would impact the effective tax rate. We expect that our unrecognized tax benefits will increase by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2012 was $1.9 million. The corresponding amount at September 30, 2012 was $2.2 million.

NOTE 11: DEBT

DeVry had no outstanding borrowings under its revolving credit facility at September 30, 2012 and September 30, 2011.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $9.3 million and $1.9 million as of September 30, 2012 and 2011, respectively. As of September 30, 2012, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of September 30, 2012, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 1.75% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of September 30, 2012. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education Financial Responsibility Ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with the financial debt covenants as of September 30, 2012.

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

NOTE 13: SEGMENT INFORMATION

DeVry’s principal business is providing secondary and post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012. DeVry presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University medical and veterinary schools, American University of the Caribbean, Chamberlain College of Nursing and Carrington Colleges Group; and “International, K-12 and Professional Education”, which includes the operations of DeVry Brasil, Advanced Academics and the professional exam review and training operations of Becker Professional Review.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before interest income and expense, amortization, non-controlling interest and income taxes. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The consistent measure of segment operating income excludes income taxes, interest income and expense, amortization and certain corporate-related depreciation and expenses. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the current segmentation for each of the three months ended September 30, 2012 and 2011. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended September 30,
	2012	2011
Revenues:
Business, Technology and Management	$284,614	$337,596
Medical and Healthcare	158,357	147,453
International, K-12 and Professional Education	39,765	33,989

Total Consolidated Revenues	$482,736	$519,038

Operating Income:
Business, Technology and Management	$25,570	$61,362
Medical and Healthcare	25,182	23,289
International, K-12 and Professional Education	(309)	(2,987)

Reconciling Items:
Amortization Expense	(2,278)	(2,318)
Depreciation and Other	(2,375)	519

Total Consolidated Operating Income	$45,790	$79,865

Interest and Other Income (Expense):
Interest Income	$561	$184
Interest Expense	(1,491)	(522)

Net Interest and Other Income (Expense)	(930)	(338)

Total Consolidated Income Before Income Taxes	$44,860	$79,527

Segment Assets:
Business, Technology and Management	$503,987	$533,942
Medical and Healthcare	1,057,856	1,107,856
International, K-12 and Professional Education	289,099	242,910
Corporate	169,378	127,219

Total Consolidated Assets	$2,020,320	$2,011,927

Additions to Long-lived Assets:
Business, Technology and Management	$12,644	$14,175
Medical and Healthcare	5,567	245,019
International, K-12 and Professional Education	33,843	4,723
Corporate	4,928	6,674

Total Consolidated Additions to Long-lived Assets	$56,982	$270,591

Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$26,237	$33,820
Increase in Capital Assets from Acquisitions	2,897	35,125
Increase in Intangible Assets and Goodwill	27,848	201,646

Total Increase in Consolidated Long-lived Assets	$56,982	$270,591

Depreciation Expense:
Business, Technology and Management	$10,840	$8,958
Medical and Healthcare	5,740	4,989
International, K-12 and Professional Education	1,768	1,332
Corporate	2,142	2,234

Total Consolidated Depreciation	$20,490	$17,513

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—
Medical and Healthcare	1,348	1,122
International, K-12 and Professional Education	930	1,196

Total Consolidated Amortization	$2,278	$2,318

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Grand Bahama and St. Maarten, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Brazil and Canada, were less than 5% of total revenues for the quarters ended September 30, 2012 and 2011. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months Ended September 30,
	2012	2011
Revenue from Unaffiliated Customers:

Domestic Operations	$392,955	$442,169
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	69,817	61,879
Other	19,964	14,990

Total International	89,781	76,869

Consolidated	$482,736	$519,038

Long-lived Assets:
Domestic Operations	$749,913	$807,224
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	583,417	584,055
Other	140,936	75,417

Total International	724,353	659,472

Consolidated	$1,474,267	$1,466,696

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

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; valuation of long-lived assets and income taxes.

The seasonal pattern of DeVry’s enrollments and its educational program starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 12 to the Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings”, in Part II, Item 1A. “Risk Factors”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and filed with the Securities and Exchange Commission on August 28, 2012 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we are not under any obligation to update any forward-looking information — whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements.

OVERVIEW

DeVry’s financial results for the first quarter of fiscal 2013 reflect continued revenue deceleration within DeVry University, Carrington College and Carrington College California, which resulted in a decline in earnings as compared to the prior year. Management is making good progress towards achieving its top two priorities of realigning DeVry’s cost structure with student enrollments levels, and regaining enrollment growth. Operational and financial highlights for the first quarter of fiscal year 2013 include:

•	During the quarter, DeVry made solid progress in aligning its cost structure with its enrollments, and reengineering and redesigning processes across all institutions. Management expects it will achieve $60 million in total cost and expense savings and value creation opportunities in fiscal year 2013.

•	For the three month period ended September 2012, new student enrollments at Carrington Colleges increased 33.3% as compared to the same period last year. Carrington continues to invest in its programs, student services, and in improving the effectiveness of its student recruiting efforts.

•	For the second consecutive quarter, there was improvement in the rate of decline of new undergraduate enrollments at DeVry University.

•	For the September 2012 term, total student enrollments at Chamberlain College of Nursing (“Chamberlain”) increased 20.2% to a record 12,050 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations. Chamberlain began offering nursing programs at its new campus in Atlanta in May 2012, and announced plans to begin teaching courses at its new campus in Cleveland beginning January 2013.

•	On September 3, 2012, DeVry acquired the business operations of Faculdade do Vale do Ipojuca (FAVIP). The acquisition continues the process of expanding DeVry Brasil’s presence in the northeast area of the country. FAVIP currently serves approximately 5,000 students and offers more than 30 undergraduate and graduate programs at two campuses located in Caruaru, the state’s second largest city. Including this most recent acquisition, DeVry Brasil now serves more than 26,000 students in nine campuses across Northeastern Brazil.

•	During the quarter, DeVry repurchased 1,130,874 shares of its common stock under its seventh buyback program at an average cost of $22.74 per share.

•	DeVry’s financial position remained strong generating $164.1 million of operating cash flow during the first quarter of fiscal year 2013. As of September 30, 2012, cash and marketable securities balances totaled $247.6 million and there were no outstanding borrowings.

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months ended September 30,
	2012	2011
Revenues	100.0%	100.0%
Cost of Educational Service	50.2%	45.9%
Student Services and Administrative Expense	40.3%	38.7%

Total Operating Costs and Expense	90.5%	84.6%

Operating Income	9.5%	15.4%
Net Interest and Other Income (Expense)	(0.2%)	(0.1%)

Income Before Income Taxes	9.3%	15.3%
Income Tax Provision	2.7%	4.3%

Net Income	6.6%	11.0%
Net Loss Attributable to Non-controlling Interest	0.0%	0.0%

Net Income Attributable to DeVry Inc.	6.6%	11.1%

REVENUES

Total consolidated revenues for the first quarter of fiscal year 2013 of $482.7 million decreased $36.3 million, or 7.0%, as compared to the year-ago quarter. Revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in undergraduate student enrollments and an increase in scholarships due to the challenging economic environment, persistent unemployment and heightened competition. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare and International, K-12 and Professional Education segments as a result of growth in total student enrollments and tuition price increases. In addition, the two most recent additions to DeVry Brasil, Faculdade Boa Viagem (FBV), which was acquired on February 29, 2012, and FAVIP, which was acquired September 3, 2012, contributed to offsetting the revenue decline during the quarter.

Management expects that total revenues will be slightly down for total fiscal year 2013 as compared to fiscal year 2012, driven largely by the continuing effect of declines in new student enrollments within DeVry University and Carrington experienced in fiscal year 2012, partially offset by the increase in new student enrollments experienced at Carrington in the first quarter of fiscal year 2013 along with anticipated revenue growth within DeVry’s other educational institutions. Management believes that fiscal years 2014 through 2016 will represent a period of recovery and growth for DeVry, assuming modest enrollment growth at DeVry University, a continued recovery of enrollments within Carrington, and continued growth within DeVry’s other educational institutions.

Business, Technology and Management

Business, Technology and Management segment revenues decreased 15.7% to $284.6 million as compared to the year-ago period as a result of a decline in undergraduate student enrollments and graduate coursetakers and an increase in scholarships due to the challenging economic environment, persistent unemployment and heightened competition. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 16.6% from July 2011 (9,026 students) to July 2012 (7,532 students); and

•	Decreased by 8.6% from September 2011 (7,200 students) to September 2012 (6,580 students).

Undergraduate total student enrollment by term:

•	Decreased by 15.8% from July 2011 (59,966 students) to July 2012 (50,503 students); and

•	Decreased by 14.9% from September 2011 (65,933 students) to September 2012 (56,086 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Decreased by 9.0% from the July 2011 session (21,576 coursetakers) to the July 2012 session (19,635 coursetakers); and

•	Decreased by 7.8% from the September 2011 session (23,937 coursetakers) to the September 2012 session (22,072 coursetakers).

Tuition rates:

•	Effective July 2012, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to six credit hours per session. Tuition is $365 per credit hour for each credit hour in excess of six credit hours. These amounts do not include the cost of books, supplies, transportation and living expenses. The impact of this tuition price increase will be partially offset by an increase in the amount of scholarships awarded to DeVry University students.

•	Effective July 2012, Keller Graduate School of Management program tuition per course is $2,298. This represents an expected weighted average increase of 1.9% compared to the year-ago session.

Management believes the decreases in enrollments were driven by the negative impact on student decision making from the prolonged economic downturn and persistent unemployment, resulting in a reduction in interest from potential students. In addition, management believes heightened competition contributed to the decreases in DeVry University undergraduate and graduate enrollments. To regain enrollment growth at DeVry University, management’s plan includes channel-focused initiatives, technology and brand awareness. In the high school channel, DeVry is leveraging its array of institutions beyond DeVry University to raise awareness of career paths. In the community colleges and corporate channels DeVry University has increased the number of admissions advisors in each of these areas. Technology-focused efforts include the development of a self-service portal that prospective students can use to streamline the application process. DeVry University’s brand awareness campaigns are helping drive higher quality inquiries and steadily improving conversion rates. In addition, management made the decision to increase scholarships and grants to help DeVry University’s students achieve their academic goals. This decision was made in order to assist DeVry University students in difficult economic times and increased competition.

Medical and Healthcare

Medical and Healthcare segment revenues increased 7.4% to $158.4 million in the first quarter of fiscal year 2013. Higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and DeVry Medical International (which is composed of Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine (“AUC”)) were the key drivers of the segment revenue growth, which more than offset a decline in total student enrollments at Carrington Colleges Group, Inc. (“Carrington”). Also, AUC, which was acquired on August 3, 2011, contributed a full quarter of revenue in the current year period as opposed to the two months contributed in the first quarter of fiscal 2012. Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below.

DeVry Medical International new student enrollment by term:

•	Increased by 13.6% from May 2011 (566 students) to May 2012 (643 students); and

•	Increased by 8.4% from September 2011 (853 students) to September 2012 (925 students).

DeVry Medical International total student enrollment by term:

•	Increased by 1.0% from May 2011 (5,885 students) to May 2012 (5,944 students); and

•	Increased by 2.1% from September 2011 (6,082 students) to September 2012 (6,209 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 14.7% from July 2011 (1,721 students) to July 2012 (1,974 students); and

•	Increased by 52.6% from September 2011 (1,065 students) to September 2012 (1,625 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 15.8% from July 2011 (9,374 students) to July 2012 10,852 students); and

•	Increased by 20.2% from September 2011 (10,029 students) to September 2012 (12,050 students).

Carrington new student enrollment by term:

•	Decreased by 19.7% from June 2011 (2,033 students) to June 2012 (1,632 students); and

•	Increased by 33.3% from September 2011 (2,548 students) to September 2012 (3,396 students).

Carrington total student enrollment by term:

•	Decreased by 25.7% from June 2011 (8,728 students) to June 2012 (6,486 students); and

•	Decreased by 8.3% from September 2011 (8,322 students) to September 2012 (7,628 students).

Tuition rates:

•	Effective September 2012, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine are $17,675 and $16,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $19,500 per semester for the medical school, and $21,100 per semester for the veterinary school. These tuition rates represent an increase from September 2011 rates of 6.6% and 7.1% for the medical school and 6.3% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective September 2012, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $17,925 and $20,050, respectively, per semester. These tuition rates represent an increase from the September 2011 rates of 6.1%.

•	Effective July 2012, tuition is $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain BSN (onsite), ADN and LPN-to-RN programs. Tuition is $100 per credit hour per session for each credit hour in excess of six credit hours. These effective tuition rates are expected to be unchanged as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective July 2012, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree program. This tuition rate is unchanged from the July 2011 tuition rate. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year.

•	On a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program. Total program tuition at each institution ranges from approximately $13,000 for certificate programs to over $60,000 for some advanced programs.

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Management believes that the historical enrollment increases at DeVry Medical International resulted from the reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, as well as steps taken to meet increasing student demand such as adding faculty and classrooms. Though management expects these enrollment trends to continue, heightened competition may adversely affect DeVry Medical International’s ability to continue to attract qualified students to its programs.

The increase in new student enrollments in the July 2012 and September 2012 sessions at Chamberlain was attributable to increased conversion rates for its RN-to-BSN online completion program, the addition of new locations in Indianapolis in March 2012 and Atlanta in May, 2012, along with organic growth at existing locations. The new campuses are both co-located with DeVry University.

Management believes the decline in student enrollments at Carrington is the result of the impact of the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. In addition, management believes a lack of brand awareness resulting from the Carrington name change in July 2010 was a contributing factor to the enrollment decline. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center. Carrington is also making targeted investments in enhancing its students’ academic experience. These investments contributed to the 33% growth in new student enrollments for the three month period ended September 2012.

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues rose 17.0% to $39.8 million in the first quarter of fiscal year 2013 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago period. Revenue growth at DeVry Brasil was primarily the result of the recent acquisitions of FBV, which was acquired on February 29, 2012, and FAVIP, which was acquired on September 3, 2012. Revenue declined at Advanced Academics during the first quarter of fiscal year 2013 primarily due to continuing school district budget constraints. Becker Professional Education revenues increased slightly driven primarily by the contribution of Falcon Physician Reviews (“Falcon”) which was acquired in April, 2012. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:

Increased by 2.2% from September 2011 (4,090 students) to September 2012 (4,179 students).

DeVry Brasil total student enrollment by term:

Increased by 9.2% from September 2011 (24,135 students) to September 2012 (26,346 students).

COSTS AND EXPENSES

Cost of Educational Services

The largest component of Cost of Educational Services is the cost of faculty and staff who support educational operations. This expense category also includes the costs of facilities, adjunct faculty, supplies, bookstore and other educational materials, student education-related support activities, and the provision for uncollectible student accounts.

DeVry’s Cost of Educational Services increased 1.8% to $242.5 million during the first quarter of fiscal year 2013 as compared to the year-ago quarter. The acquisitions of AUC, which was acquired on August 3, 2011, FBV, which was acquired on February 29, 2012, Falcon, which was acquired on April 3, 2012 and FAVIP, which was acquired on September 3, 2012, accounted for most of the increase during the first quarter of fiscal year 2013. In addition, cost increases were also incurred in support of operating a higher number of campus locations for Chamberlain as compared to the prior year and the need to support continued growth at Ross University Schools of Medicine and Veterinary Medicine, AUC and DeVry Brasil. These increases were partially offset by lower Costs of Educational Services within DeVry University and Carrington Colleges as a result of savings from cost reduction measures.

As a percent of revenue, Cost of Educational Services increased to 50.2% in the first quarter of fiscal year 2013 from 45.9% during the prior year period. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington.

In late October 2012, DeVry made the decision to consolidate administrative offices in the Chicagoland area. As a result, the company owned facility in Wood Dale, Illinois will be closed in December 2012 and employees will be re-located to other facilities in the area. The Wood Dale facility will be held as available for sale. This will result in a charge of $9 to $10 million in the second quarter of fiscal 2013 for an expected loss on this asset sale. DeVry expects to save approximately $2 million annually as a result of the consolidation.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense declined 3.2% to $194.4 million during the first quarter of fiscal year 2013 as compared to the year-ago quarter. The decrease in expenses reflects savings from cost reduction measures (workforce reductions and reduced project spending) and deferred advertising spending. These reductions more than offset the expense growth from the most recent acquisitions of AUC, FBV, Falcon, and FAVIP. Amortization of finite-lived intangible assets in connection with acquisitions of businesses remained flat during the first quarter of fiscal year 2012 as compared to the year-ago period. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percent of revenue, Student Services and Administrative Expense increased to 40.3% in the first quarter of fiscal year 2013 from 38.7% during the year-ago quarter. The increase was the result of decreased operating leverage from declining enrollments.

OPERATING INCOME

Total consolidated operating income for the first quarter of fiscal year 2013 of $45.8 million decreased 42.7% as compared to the prior year quarter. The revenue declines at DeVry University and Carrington Colleges contributed to the decline in operating income and more than offset the increases in revenue resulting from recent acquisitions and growth in other businesses. The revenue decline was partially offset with the decrease in expenses gained from cost reduction measures, as discussed above. The operating income decline was limited to the Business, Technology and Management segment. The other two operating segments experienced growth in operating income.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 58.3% to $25.6 million during the first quarter of fiscal year 2013, as compared to the year-ago period. The decrease in operating income was the result of lower revenue and decreased operating leverage. Total segment expenses decreased 6.2% as compared to the year-ago quarter as a result of savings from cost reduction measures, as discussed above. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs.

Medical and Healthcare

Medical and Healthcare segment operating income increased 8.1% to $25.2 million during the first quarter of fiscal year 2013 as compared to the year-ago quarter. The increase in operating income was primarily the result of increased operating income at both Chamberlain and Ross University Schools of Medicine and Veterinary Medicine and the incremental contribution to operating income from AUC which was acquired on August 3, 2011, and contributed a full quarter of operating income in the current year period as opposed to the two months contributed in the first quarter of fiscal 2012. These increases in operating income more than offset the increase in operating loss at Carrington. The operating loss at Carrington increased as a result of lower total student enrollments as compared to the year-ago quarter, partially offset by cost reduction measures, as discussed above.

International, K-12 and Professional Education

For the first quarter of fiscal year 2013, the International, K-12 and Professional Education segment recorded an operating loss of $0.3 million as compared to an operating loss of $3.0 million in the year-ago quarter. The improved operating results were driven primarily by increased operating leverage within DeVry Brasil and Becker, and a narrowing of the operating loss at Advanced Academics. In addition, the first quarter represents a seasonal low point for tuition revenue at DeVry Brasil, Advanced Academics and ATC International.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income increased by $0.4 million to $0.6 million during the first quarter of fiscal year 2013 as compared to the year-ago quarter. Interest income increased because of higher invested cash balances at DeVry Brasil invested at higher interest rates available in Brazil.

Interest expense increased by $1.0 million to $1.5 million during the first quarter of fiscal year 2013 as compared to the year-ago quarter. The increase in interest expense was attributable to interest accreted on earn-outs and installment payments related to the acquisition of FBV, as discussed above.

INCOME TAXES

Taxes on income were 29.1% of pretax income for the first quarter of fiscal year 2013, compared to 27.9% for the year-ago quarter. The year-over-year increase is primarily attributable to the tax expected on the amount of subpart F income that would be recognized for the current year assuming Internal Revenue Code Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. The tax provision permitting the look-thru rule lapsed for DeVry at the end of fiscal year 2012. A proposal to extend the look-thru rule retroactively has been included in proposed legislation but has not been enacted as of September 30, 2012. If the proposal is enacted later in 2012 or 2013, the annual effective tax rate will be adjusted in the interim period that includes the enactment date. A discrete adjustment may have a substantial impact on reducing the effective tax rate for that quarter.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of our subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of Sint Maarten all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

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

	Fiscal Year
Funding Source:	2011	2010
Federal Assistance (Title IV) Program Funding (Grants and Loans)	73%	71%
State Grants	2%	2%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other
Total	24%	26%

	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry’s accounts receivable peak immediately after tuition bills are issued at the beginning of each academic period. Historically, accounts receivable reach their lowest level at the end of each academic term, dropping to their lowest point during the year at the end of June.

At September 30, 2012, total accounts receivable, net of related reserves, were $190.7 million, compared to $151.4 million at September 30, 2011. The increase in net accounts receivable was attributable to the acquisitions of FBV and FAVIP and from a change in the timing of the receipt of financial aid due to the move to a new student centric academic calendar at DeVry University and Chamberlain where students may start an academic term at any of six times during the year.

Financial Aid

Like other higher education institutions, DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected. Please see “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K, for a discussion of student financial aid related risks.

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

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean, Chamberlain, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues from Title IV student financial assistance programs in any two consecutive years may not participate in these programs in the year following that period.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2012, cash in the amount of $4.5 million was held in restricted bank accounts, compared to $5.7 million at September 30, 2011.

As described in more detail in “Item 1. Business” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers Equity, Primary Reserve, and Net Income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score at June 30, 2012, and determined that it exceeds 1.5. Management believes DeVry will continue to demonstrate the required level of financial stability.

Cash from Operations

Cash generated from operations in the first quarter of fiscal year 2013 was $164.1 million, compared to $186.6 million in the year-ago quarter. The decrease in cash flow from operations was due in part to a $25.5 million decline in net income compared to the year-ago quarter. In addition, cash flow from operations decreased $36 million compared to the prior year as a result of an increase in accounts receivable, net of related reserves, which resulted from a timing difference in the receipt of federal financial aid funds along with receivables related to the acquisitions of FBV and FAVIP and increase in revenues at DeVry Brasil. The change in net deferred income tax liabilities resulted in a $3.5 million reduction in operating cash flows compared to the prior year. Also, changes in deferred tuition revenue and advanced tuition payments of $6.2 million as compared to the prior year had a negative effect on comparative cash flows from operations. These decreases in operating cash flows were partially offset by $43.1 million from a greater source of cash compared to the prior year for changes in levels of prepaid expenses, accounts payable and accrued expenses. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles. Also, an increase in non-cash expenses for depreciation and stock-based compensation resulted in a $3.8 million greater source of cash compared to the prior year. Finally, the change in restricted cash and other assets and liabilities had a $5.3 million positive effect on comparative operating cash flows.

Cash Used in Investing Activities

Capital expenditures in the first quarter of fiscal year 2013 were $26.2 million compared to $33.8 million in the year-ago period. Management anticipates full year fiscal 2013 capital spending to be in the range of $150 million.

On September 3, 2012, Fanor-Faculdades Nordeste S/A (DeVry Brasil), a subsidiary of DeVry Inc. acquired the stock of Faculdade do Vale do Ipojuca (“FAVIP”). Under the terms of the agreement, DeVry Brasil paid approximately $30.3 million in cash in exchange for the stock of FAVIP. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should FAVIP receive university center status.

Cash Used in Financing Activities

During the first quarter of fiscal year 2013, DeVry repurchased a total of 1,130,874 shares of its stock, on the open market, for approximately $25.7 million under its seventh share repurchase program. As of September 30, 2012, the total remaining authorization under this repurchase program was $7.9 million. On August 29, 2012, the Board authorized an eighth share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2014. The timing and amount of any future repurchases will be determined based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

DeVry’s Board of Directors declared a dividend on May 14, 2012 of $0.15 per share to common stockholders of record as of June 21, 2012. The total dividend of $9.8 million was paid on July 12, 2012.

DeVry’s consolidated cash balances of $247.6 million at September 30, 2012, included approximately $123.8 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For the first quarter of fiscal year 2013, cash flows from domestic operating activities were approximately $106 million which when added to DeVry’s beginning of the year domestic cash balances, was sufficient to fund $19.9 million of domestic capital investment, pay dividends of $9.8 million and fund $25.7 million of common stock repurchases, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Agreement

DeVry maintains a revolving credit facility which expires on May 5, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate or at a LIBOR rate, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. As of September 30, 2012, there were no outstanding borrowings under this agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $9.3 million as of September 30, 2012.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education Financial Responsibility Ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of September 30, 2012.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first quarter of fiscal year 2013. DeVry had no open derivative positions at September 30, 2012.

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

In September 2011, the FASB issued authoritative guidance which amends the application of existing guidance on testing goodwill for impairment. The amended guidance will allow, but not require, an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount for purposes of determining whether it is necessary to perform further goodwill impairment testing. This guidance was effective for our interim and annual impairment tests performed for reporting periods beginning July 1, 2012, and did not have a significant effect on DeVry’s consolidated financial statements.

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets and liabilities constitute less than 1.0% of DeVry’s overall assets and liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 7.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 6.0% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations; however, the volatility of the Brazilian Real over the past 12 months resulted in a $23 million charge to Accumulated Other Comprehensive Income in fiscal 2012 and a gain of $0.5 million for the first quarter of fiscal 2013. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $2.2 million.

The interest rate on DeVry’s revolving credit facility is based upon the prime rate or LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At September 30, 2012, DeVry had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2013 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factor described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry. Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At September 30, 2012, intangible assets from business combinations totaled $297.1 million, and goodwill totaled $564.8 million. Together, these assets equaled approximately 43% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $297.1 million of intangible assets and up to $564.8 million of goodwill.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased	per Share	or Programs (1)	Programs (1)
July 2012	377,702	$26.90	377,702	$23,439,749
August 2012	411,835	$19.49	411,835	15,414,782
September 2012	341,337	$22.07	341,337	107,881,562

Total	1,130,874	$22.74	1,130,874	$107,881,562

(1)	On November 2, 2011, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2013. The total remaining authorization under this share repurchase program was $7,881,562 as of September 30, 2012. On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $100 million as of September 30, 2012.

Other Purchases of Equity Securities

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			as part of Publicly	May Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans	Under the Plans or
Period	Shares Purchased (2)	per Share	or Programs	Programs
July 2012	—	$—	N/A	N/A
August 2012	49,274	$19.07	N/A	N/A
September 2012	—	$—	N/A	N/A

Total	49,274	$19.07	N/A	N/A

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6 — EXHIBITS

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: November 5, 2012	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer (Principle Financial Officer)

Date: November 5, 2012	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting Officer (Principle Accounting Officer)