Form 10-Q
period 2012-12-31
DEVRY INC
filed 2013-02-07
CIK 730464

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2012

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: January 31, 2013 — 63,171,797 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM  10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,	December 31,
	2012	2012	2011
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$216,259	$174,076	$285,749
Marketable Securities and Investments	2,752	2,632	2,499
Restricted Cash	3,894	2,498	30,799
Accounts Receivable, Net	139,658	113,911	145,488
Deferred Income Taxes, Net	25,176	27,845	21,760
Refundable Income Taxes	23,827	40,278	7,560
Prepaid Expenses and Other	39,205	39,874	34,925

Total Current Assets	450,771	401,114	528,780

Land, Buildings and Equipment:
Land	65,963	65,172	61,360
Buildings	388,259	386,028	366,102
Equipment	491,232	433,949	444,851
Construction In Progress	28,953	61,752	47,926

	974,407	946,901	920,239
Accumulated Depreciation	(415,050)	(387,924)	(395,331)

Land, Buildings and Equipment, Net	559,357	558,977	524,908

Other Assets:
Intangible Assets, Net	294,177	285,220	276,448
Goodwill	566,199	549,961	553,456
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	30,112	29,894	27,290

Total Other Assets	903,938	878,525	870,644

TOTAL ASSETS	$1,914,066	$1,838,616	$1,924,332

LIABILITIES:
Current Liabilities:
Accounts Payable	$60,669	$63,094	$51,413
Accrued Salaries, Wages and Benefits	64,043	77,741	58,792
Accrued Expenses	71,466	76,243	37,217
Advance Tuition Payments	32,159	20,580	19,701
Deferred Tuition Revenue	109,191	77,551	259,967

Total Current Liabilities	337,528	315,209	427,090
Other Liabilities:
Deferred Income Taxes, Net	63,946	62,276	64,570
Deferred Rent and Other	107,333	96,496	71,001

Total Other Liabilities	171,279	158,772	135,571

TOTAL LIABILITIES	508,807	473,981	562,661

NON-CONTROLLING INTEREST	8,901	8,242	7,632
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 63,287,000; 64,722,000 and 66,569,000 Shares Issued and Outstanding at December 31, 2012, June 30, 2012 and December 31, 2011, Respectively	744	741	740
Additional Paid-in Capital	280,901	272,962	260,755
Retained Earnings	1,560,130	1,488,988	1,423,651
Accumulated Other Comprehensive (Loss) Income	(6,696)	(5,889)	4,458
Treasury Stock, at Cost (11,079,000, 9,386,000 and 7,416,000 Shares, Respectively)	(438,721)	(400,409)	(335,565)

TOTAL SHAREHOLDERS’ EQUITY	1,396,358	1,356,393	1,354,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,914,066	$1,838,616	$1,924,332

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Quarter Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
REVENUES:
Tuition	$476,459	$496,294	$927,960	$982,781
Other Educational	28,785	27,755	60,020	60,306

Total Revenues	505,244	524,049	987,980	1,043,087

COSTS AND EXPENSES:
Cost of Educational Services	243,401	241,212	485,946	479,460
Student Services and Administrative Expense	186,454	194,042	380,855	394,967
Restructuring Expenses	9,484	—	9,484	—
Asset Impairment Charges	—	75,039	—	75,039

Total Operating Costs and Expenses	439,339	510,293	876,285	949,466

Operating Income	65,905	13,756	111,695	93,621
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	230	226	791	410
Interest Expense	(759)	(481)	(2,250)	(1,003)
Net Gain on Sale of Assets	—	3,695	—	3,695

Net Interest and Other (Expense) Income	(529)	3,440	(1,459)	3,102

Income Before Income Taxes	65,376	17,196	110,236	96,723
Income Tax Provision	14,152	7,916	27,190	30,131

NET INCOME	51,224	9,280	83,046	66,592
Net (Income) Loss Attributable to Non-controlling Interest	(938)	(415)	(771)	(243)

NET INCOME ATTRIBUTABLE TO DEVRY INC.	$50,286	$8,865	$82,275	$66,349

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$0.78	$0.13	$1.27	$0.97

Diluted	$0.78	$0.13	$1.27	$0.97

Cash Dividend Declared per Common Share	$0.17	$0.15	$0.17	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
NET INCOME	$51,224	$9,280	$83,046	$66,592
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Loss	(1,279)	(961)	(869)	(11,189)
Change in Fair Value of Available-For-Sale Securities	(5)	71	62	(82)

COMPREHENSIVE INCOME	49,940	8,390	82,239	55,321
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(717)	(295)	(638)	1,759

COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY INC.	$49,223	$8,095	$81,601	$57,080

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2012	2011
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$83,046	$66,592
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	8,370	8,854
Depreciation	42,219	36,959
Amortization	5,019	5,372
Impairment of Goodwill and Intangible Assets	—	75,039
Provision for Refunds and Uncollectible Accounts	41,094	48,595
Deferred Income Taxes	2,017	(1,765)
Loss on Disposals of Land, Buildings and Equipment	2,237	488
Unrealized Loss on Assets Held for Sale	6,250	—
Realized Gain on Sale of Assets	—	(3,695)
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(1,396)	(28,491)
Accounts Receivable	(63,462)	(79,995)
Prepaid Expenses and Other	25,691	(5,820)
Accounts Payable	(2,426)	(13,121)
Accrued Salaries, Wages, Benefits and Expenses	(11,510)	(67,398)
Advance Tuition Payments	11,416	(2,379)
Deferred Tuition Revenue	31,640	180,061

NET CASH PROVIDED BY OPERATING ACTIVITIES	180,205	219,296

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(48,185)	(63,027)
Marketable Securities Purchases	(82)	(58)
Payment for Purchase of Business, Net of Cash Acquired	(31,386)	(225,903)
Cash Received from Sale of Assets	—	4,475

NET CASH USED IN INVESTING ACTIVITIES	(79,653)	(284,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,139	3,524
Proceeds from Stock Issued Under Employee Stock Purchase Plan	756	792
Repurchase of Common Stock for Treasury	(38,567)	(92,033)
Cash Dividends Paid	(20,707)	(8,285)
Excess Tax Benefit from Stock-Based Payments	58	272
Payment of Debt Financing Fees	—	(70)

NET CASH USED IN FINANCING ACTIVITIES	(57,321)	(95,800)

Effects of Exchange Rate Differences	(1,048)	(379)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,183	(161,396)
Cash and Cash Equivalents at Beginning of Period	174,076	447,145

Cash and Cash Equivalents at End of Period	$216,259	$285,749

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$527	$480
Income Taxes	4,458	47,622
Non-cash Investing and Financing Activity:
Declaration of Cash Dividends to be Paid	—	10,039
Accretion of Non-controlling Interest Put Option	(112)	634

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and DeVry’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2012, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and six months ended December 31, 2012, were approximately $0.3 million and $2.4 million, respectively. Costs capitalized during the three and six months ended December 31, 2011, were approximately $5.8 million and $10.2 million, respectively. In both years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing) and the Becker e-Commerce system. As of December 31, 2012 and 2011, the net balance of capitalized software development costs was $69.3 million and $72.2 million, respectively.

Perkins Program Fund

DeVry University is required under federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal years 2013 or 2012. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at December 31, 2012 and 2011. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Non-Controlling Interest

DeVry maintains an 83.5 percent ownership interest in DeVry Brasil with the remaining 16.5 percent mostly owned by several members of the current DeVry Brasil management group. Beginning January 2013, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry. Since the put option is out of the control of DeVry, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Balance at Beginning of period	$8,637	$7,176	$8,242	$6,755
Net Income (Loss) Attributable to Non-controlling Interest	938	415	771	243
Accretion of Non-controlling Interest Put Option	(674)	41	(112)	634

Balance at End of period	$8,901	$7,632	$8,901	$7,632

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Inc. by the sum of the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 3,000,000 and 2,743,000 shares of common stock for the three and six months ended December 31, 2012, respectively, and 1,186,000 and 1,563,000 shares of common stock for the three and six months ended December 31, 2011, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Weighted Average Shares Outstanding	63,456	67,093	63,851	67,741
Unvested Participating Restricted Shares	846	429	712	400

Basic shares	64,302	67,522	64,563	68,141
Effect of Dilutive Stock Options	234	554	225	601

Diluted Shares	64,536	68,076	64,788	68,742

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on eight occasions (see “Note 6 – Dividends and Stock Repurchase Program”). The first seven repurchase programs were all completed as of December 2012. The eighth repurchase program was approved by the DeVry Board of Directors on August 29, 2012 and it was commenced in November 2012. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at December 31, 2012, consists of $6.5 million ($5.7 million attributable to DeVry Inc. and $0.8 million attributable to non-controlling interests) of cumulative translation losses and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At December 31, 2011, the Accumulated Other Comprehensive Income balance consisted of $4.7 million ($3.6 million attributable to DeVry Inc. and $1.1 million attributable to non-controlling interests) of cumulative translation gains and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.2 million and all attributable to DeVry Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $61.6 million and $129.8 million for the three and six months ended December 31, 2012, respectively, and $62.2 million and $132.9 million for the three and six months ended December 31, 2011, respectively.

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

At December 31, 2012, 5,852,303 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended December 31, 2012:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2012	2,939,772	$36.37
Options Granted	860,610	$18.62
Options Exercised	(65,448)	$17.48
Options Canceled	(139,178)	$42.88

Outstanding at December 31, 2012	3,595,756	$32.21	6.44	$6,103

Exercisable at December 31, 2012	2,124,634	$34.92	4.69	$1,649

The total intrinsic value of options exercised for the six months ended December 31, 2012 and 2011 was $0.4 million and $2.3 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry’s stock option plans during first six months of fiscal years 2013 and 2012 were $7.62 and $17.48, per share, respectively. The fair value of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

During the first six months of fiscal year 2013, DeVry granted 680,560 shares of restricted stock to selected employees and non-employee directors. Of these, 121,500 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry performance targets. The remaining 559,060 shares and all other previously granted shares of restricted stock that are not performance-based are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the six months ended December 31, 2012:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2012	619,261	$42.06
Shares Granted	680,560	$19.13
Shares Vested	(185,589)	$46.05
Shares Canceled	(9,227)	$37.70

Nonvested at December 31, 2012	1,105,005	$27.30

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (dollars in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Cost of Educational Services	$849	$1,266	$2,679	$2,834
Student Services and Administrative Expense	1,805	2,689	5,691	6,020
Income Tax Benefit	(848)	(1,309)	(2,695)	(2,837)

Net Stock-Based Compensation Expense	$1,806	$2,646	$5,675	$6,017

As of December 31, 2012, $29.7 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options and shares vested during the six months ended December 31, 2012 and 2011 was approximately $9.0 million and $8.9 million, respectively.

There were no capitalized stock-based compensation costs at December 31, 2012 and 2011.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

During the second quarter of fiscal 2013, DeVry concluded that its President and Chief Executive Officer had been granted stock options in excess of the limits of the 2005 Incentive Plan. These grants were made during fiscal years 2009, 2011, 2012 and 2013. As a result, the stock options in excess of the limit are considered null and void as they should not have been granted. These errors were immaterial to the individual prior periods impacted. As a result, DeVry has recorded a net $1.0 million pre-tax adjustment to current period earnings for the reversal of stock-based compensation expense previously recorded for these options.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of December 31, 2012.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. The annual impairment review was most recently completed during the fourth quarter of fiscal year 2012. See “Note 8: Intangible Assets” to the Consolidated Financial Statements contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for further discussion on the impairment review including valuation techniques and assumptions.

The following tables present DeVry’s assets and liabilities at December 31, 2012, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

December 31, 2012	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$216,259	$—	$—
Available for Sale Investments:
Marketable Securities, short-term	2,752	—	—
ATC Earn-out Liability	—	—	4,686
FAVIP Contingent Consideration	—	—	2,733

Total Financial Assets and Liabilities at Fair Value	$219,011	$—	$7,419

Cash equivalents and investments in short-term marketable securities are valued using a market approach based on the quoted market prices of identical instruments. The ATC earn-out liability is valued using standard present value techniques using a discount rate of 6.2%, which management considers a reasonable market participant would assume for this type of liability and duration. The Faculdade do Vale do Ipojuca (“FAVIP”) contingent consideration is valued at a percentage of its potential settlement price based on the estimated probability of FAVIP achieving university center status. See “Note 7: Business Combinations” for further information on these liabilities.

The fair value of the institutional loans receivable included in Accounts Receivable, net and Other Assets on the Consolidated Balance Sheet as of December 31, 2012 is estimated by discounting the future cash flows using current rates for similar arrangements. As of December 31, 2012, the carrying value and the estimated fair value of these financial instruments was approximately $36.4 million. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of liabilities measured at fair value using Level 3 inputs for the three and six months ended December 31, 2012 (dollars in thousands). The amount recorded as interest expense in fiscal 2013 is classified in the Interest and Other (Expense) Income section of the Consolidated Statements of Income. The amount recorded as foreign currency translation loss is classified as student services and administrative expense in the Consolidated Statements of Income.

	Long-Term Liabilities
	Three Months Ended December 31, 2012	Six Months Ended December 31, 2012
Balance at Beginning of Period	$7,344	$4,361
Total Realized Losses Included in Income:
Interest Expense- ATC Accretion	71	140
Foreign Currency Translation Loss	4	185
Transfers into Level 3:
FAVIP Contingent Consideration	—	2,733

Balance at December 31, 2012	$7,419	$7,419

NOTE 5: FINANCING RECEIVABLES

DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College of California, Ross University School of Medicine and Ross University School of Veterinary Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, Ross University School of Medicine and Ross University School of Veterinary Medicine loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review and Falcon Physician Review courses can be financed through Becker with a zero percent, 18-month and 6-month, respectively, term loan.

Reserves for uncollectible loans are determined by analyzing the current aging of accounts receivable and historical loss rates of loans at each educational institution. Management performs this analysis throughout the year. Since all of DeVry’s financing receivables are generated through the extension of credit to students to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses as of December 31, 2012 and 2011 (dollars in thousands).

	As of December 31,
	2012	2011
Gross Institutional Student Loans	$55,108	$52,419
Allowance for Credit Losses	(18,665)	(18,850)

Net Institutional Student Loans	$36,443	$33,569

Of the net balances above, $18.6 million and $19.2 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. $17.8 million and $14.3 million were classified in the Consolidated Balance Sheets as Other Assets at December 31, 2012 and 2011, respectively, as the amounts are due beyond the next twelve months.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of December 31, 2012 and 2011. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of December 31,
	2012	2011
Institutional Student Loans:
Performing	$41,524	$38,807
Nonperforming	13,584	13,612

Total Institutional Student Loans	$55,108	$52,419

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
December 31, 2012	$4,030	$1,773	$1,346	$13,584	$20,733	$34,375	$55,108
December 31, 2011	$4,122	$1,573	$1,138	$13,612	$20,445	$31,974	$52,419

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2013 and 2012, the DeVry Board of Directors (the “Board”) declared the following cash dividends.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
November 2, 2011	December 8, 2011	January 10, 2012	$0.15	$10,039
May 14, 2012	June 21, 2012	July 12, 2012	$0.15	$9,794
November 8, 2012	November 30, 2012	December 19, 2012	$0.17	$10,913

The dividend paid on December 19, 2012 of $10.9 million was recorded as a reduction to retained earnings as of December 31, 2012. Future dividends will be at the discretion of the Board of Directors.

DeVry has repurchased shares under the following programs as of December 31, 2012:

Date Authorized	Shares Repurchased	Total Cost (millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	196,792	5.0

Totals	11,050,988	$440.0

In October 2012, DeVry completed its seventh share repurchase program. On August 29, 2012, the Board authorized an eighth share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. The timing and amount of any repurchase will be determined by management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 7: BUSINESS COMBINATIONS

Faculdade do Vale do Ipojuca

On September 3, 2012, Fanor-Faculdades Nordeste S/A (“DeVry Brasil”), a subsidiary of DeVry Inc. acquired the business operations of Faculdade do Vale do Ipojuca (“FAVIP”), which is located in the state of Pernambuco, Brazil. Under the terms of the agreement, DeVry Brasil paid approximately $32.2 million in cash in exchange for the stock of FAVIP. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should FAVIP receive status of a university center. As of December 31, 2012, $2.7 million is accrued for this additional payment.

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

At September 3, 2012
Current Assets	$4,414
Property and Equipment	2,897
Other Long-term Assets	844
Intangible Assets	13,571
Goodwill	16,120

Total Assets Acquired	37,846
Liabilities Assumed	5,677

Net Assets Acquired	$32,169

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

Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$82,562	$(71,803)	(1)
Customer Relationships	3,569	(549)	12 years
Non-compete Agreements	2,516	(1,700)	(2)
Curriculum/Software	5,689	(3,936)	5 years
Outplacement Relationships	3,900	(1,114)	(3)
Trade Names	6,048	(4,644)	8.5 years

Total	$104,284	$(83,746)

Indefinite-lived Intangible Assets:
Trade Names	$39,198
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	32,456

Total	$273,639

(1)	The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA 1), 6 years for FBV, 5 years for FAVIP and 4 years for AUC. All other Student Relationships are fully amortized at December 31, 2012.
(2)	The total weighted average estimated amortization period for Non-compete Agreements is 1.5 years for ATC and 5 years for Falcon. All other Non-compete Agreements are fully amortized at December 31, 2012.
(3)	The total weighted average estimated amortization period for Trade Names is 2 years for ATC, 8.5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA1) and 1.5 years for Falcon. All other Trade Names are fully amortized at December 31, 2012.

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$78,372	$(64,523)
Customer Relationships	3,019	(193)
Customer Contracts	7,000	(5,661)
License and Non-compete Agreements	1,568	(1,496)

Curriculum/Software	4,609	(2,912)
Outplacement Relationships	3,900	(854)
Trade Names	6,249	(4,296)

Total	$104,717	$(79,935)

Indefinite-lived Intangible Assets:
Trade Names	$37,472
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	12,209

Total	$251,666

Amortization expense for amortized intangible assets was $2.4 million and $4.7 million for the three and six months ended December 31, 2012, respectively, and $2.7 million and $5.0 for the three and six months ended December 31, 2011, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Becker	DeVry Brasil	Carrington	AUC	Total
2013	$1,065	$2,964	$420	$4,973	$9,422
2014	937	2,062	295	3,347	6,641
2015	929	1,147	260	387	2,723
2016	894	720	260	—	1,874
2017	628	319	260	—	1,207

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

Fiscal Year
2012	11.9%
2013	33.7%
2014	25.9%
2015	16.7%
2016	9.0%
2017	2.6%
2018	0.2%

The amount being amortized for the FAVIP Student Relationships is based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year
2013	27.6%
2014	32.2%
2015	23.0%
2016	13.2%
2017	4.0%

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

All other DeVry reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 25% except for Carrington. At Carrington the fair value slightly exceeded carrying value. The smaller excess margin for the Carrington reporting unit would be expected considering an impairment charge was recorded for this reporting unit during fiscal 2012. Consequently, there had been less time for this organization to have appreciated in value from its previous impairment date.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of December 31, 2012, DeVry’s market capitalization exceeded its book value by approximately 7%. Though this premium is lower than the 47% as of June 30, 2012, it is partially the result of a decline in revenue, primarily within DeVry University, which has resulted in lower earnings. Management is making progress towards achieving its top priorities of realigning DeVry’s cost structure with student enrollments levels, regaining enrollment growth, and making targeted investments to drive future growth. Management believes these planned business and operational strategies will reverse the negative trends in the foreseeable future. Management also believes the decline in the market price of DeVry’s common stock has been partially caused by the increased competition facing DeVry as well as the continued overhang of government regulatory changes in the education industry. These factors have led to significant uncertainty among investors and have worked to keep the prices of private sector education stocks at depressed levels for the last few years. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs.

Though some reporting units experienced a decline in operating results during the first six months of fiscal 2013 as compared to the year-ago period, management does not believe business conditions have deteriorated in any of its reporting units to the extent that the fair values of the reporting units or indefinite-lived intangible assets would differ materially from their fiscal year 2012 fair values.

At DeVry University, which carries a goodwill balance of $22.2 million, revenue for the first six months of fiscal year 2013 declined by approximately 15% from the year-ago period. The revenue decline at DeVry University was primarily the result of lower student enrollments and increased scholarships and discounting. Management believes these declines are due to heightened competition, the prolonged economic downturn, and reduced consumer confidence . To address this issue, DeVry University is focused on improving the admissions and student service process to better serve prospective students and drive future growth and student satisfaction. Though operating profits declined by approximately 46%, DeVry University remains profitable with operating margins of 11%. Management believes its planned business and operational strategies will reverse the negative trends in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2012 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 250%.

At Carrington, which carries a goodwill balance of $151.9 million as of December 31, 2012, revenue for the first six months of fiscal 2013 declined by 8% from the year-ago period. The revenue decline at Carrington was primarily the result of lower total student enrollments. Management believes these declines are due to the prolonged economic downturn and persistent level of high unemployment, which has resulted in reductions in the volume of inquiries from potential students from the levels of a few years ago. In addition, management believes a lack of brand awareness resulting from the Carrington name change in July 2010 was a contributing factor to enrollment declines. To address this issue, Carrington is focused on building brand. Carrington is also making additional investments in its website interface and admissions processes to better serve prospective students. The revenue decline has also resulted in operating losses. Management believes its planned business and operational strategies will reverse the negative trend in the foreseeable future. Evidence of some recovery in enrollments has been experienced at Carrington where new student enrollments increased over the prior year by 33.3% and 12.7% as of September 2012 and December 2012, respectively and total student enrollments increased over the prior year as of December 2012. However, if future operating improvements are not realized, all or some of the remaining goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2012 indicated the fair value exceeded the carrying value of the Carrington reporting unit by less than five percent.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of December 31, 2012 (dollars in thousands):

As of December 31, 2012
Reporting Unit
DeVry University	$22,196
Becker Professional Review	32,960
Ross University	237,173
Chamberlain College of Nursing	4,716
Carrington	151,878
American University of the Caribbean	68,321
DeVry Brasil	48,955

Total	$566,199

The table below summarizes goodwill balances by reporting segment as of December 31, 2012 (dollars in thousands):

As of December 31, 2012
Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	462,088
International, K-12 and Professional Education	81,915

Total	$566,199

Total goodwill increased by $16.2 million from June 30, 2012. This increase is the result of the addition of $16.1 million of goodwill associated with the acquisition of FAVIP and changes in the values of the Brazilian Real and the British Pound Sterling as compared to the U.S. dollar. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in their value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the changes in the carrying amount of goodwill, by segment as of December 31, 2012 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International, K-12 and Professional Education	Total
Balance at June 30, 2012	$22,196	$462,088	$65,677	$549,961
Acquisitions	—	—	16,120	16,120
Foreign currency exchange rate changes and other	—	—	118	118

Balance at December 31, 2012	$22,196	$462,088	$81,915	$566,199

The table below summarizes the indefinite-lived intangible asset balances by reporting unit as of December 31, 2012 (dollars in thousands):

As of December 31, 2012
Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Carrington	71,100
American University of the Caribbean	117,100
DeVry Brasil	35,482

Total	$273,639

Total indefinite-lived intangible assets increased by $11.2 million from June 30, 2012. This increase is the result of the addition of $11.3 million of indefinite-lived intangibles associated with the acquisition of FAVIP plus the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9: RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2012, DeVry implemented an involuntary reduction in force (RIF) that reduced its workforce by approximately 570 positions across all reporting units. This resulted in a pre-tax charge of approximately $7.1 million that primarily represented severance pay and benefits for these employees. This was allocated to the segments as follows: $5.0 million to Business Technology and Management, $2.0 million to Medical and Healthcare and $0.1 million to International, K-12 and Professional Education. During the first quarter of fiscal 2013, DeVry recorded an additional $0.7 million pre-tax charge for additional severance pay and benefits primarily to the Business Technology and Management segment. Cash payments for the severance charges and restructuring charges were approximately $5.8 million for the six months ended December 31, 2012. As of December 31, 2012, approximately $0.5 million remains accrued and is expected to be paid by the end of fiscal 2013.

During the second quarter of fiscal year 2013, DeVry consolidated its administrative offices in the Chicagoland area. As a result, the DeVry owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in the second quarter of fiscal 2013 for a write-down of these assets to fair market value and an expected loss on this asset sale. Also, during the second quarter a decision was made to consolidate and facilities at DeVry’s Carrington and DeVry University operating units. This resulted in a pre-tax charge of $1.6 million during the second quarter of fiscal 2013.

NOTE 10: INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of our subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of St. Maarten all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of December 31, 2012 and 2011, cumulative undistributed earnings attributable to international operations were approximately $464.3 million and $375.4 million, respectively.

Taxes on income were 21.6% of pretax income for the second quarter and 24.7% for the first six months of fiscal year 2013, compared to 46.0% for the second quarter and 31.2% for the first six months of fiscal 2012. The lower effective income tax rates in the second quarter and first six months of fiscal year 2013 were due primarily to a decrease in the proportion of income generated by U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil as compared to the prior year.

Embedded within DeVry’s tax rate calculation is the tax expected on the amount of subpart F income that would be recognized for the current year assuming Internal Revenue Code Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. Subsequent to the end of the second quarter, the U.S. Congress adopted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) for a two-year period. The extension applies retroactively from January 1, 2012 and will be effective through December 31, 2013. DeVry will begin recognizing the benefit of this Section in the third quarter of fiscal 2013, and expects its third quarter effective tax rate to be in the range of 23 percent to 25 percent.

As of December 31, 2012, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $23.6 million, and, if recognized, the total amount would impact the effective tax rate. As of December 31, 2011, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $9.1 million, and, if recognized, the total amount would impact the effective tax rate. We expect that our unrecognized tax benefits will increase by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2012 was $1.9 million. The corresponding amount at December 31, 2012 was $2.6 million.

NOTE 11: DEBT

DeVry had no outstanding borrowings under its revolving credit facility at December 31, 2012 and December 31, 2011.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $2.4 million and $9.3 million as of December 31, 2012 and 2011, respectively. As of December 31, 2012, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of December 31, 2012, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.125% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of December 31, 2012. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education Financial Responsibility Ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with the financial debt covenants as of December 31, 2012.

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

Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Illinois Consolidated Action”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). By Order entered January 15, 2013, the Illinois Consolidated Action was dismissed without prejudice. The Delaware Dotro case has been stayed by agreement of the parties until certain matters are resolved or clarified with respect to the disposition of the Shareholder Case.

The Dotro complaint alleges that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon Thomas Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold T. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Dotro complaint also alleges that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Dotro complaint are without merit and intend to defend them vigorously.

Although DeVry believes that the Shareholder Case and the related Dotro derivative action are without merit, the ultimate outcome of pending litigation is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

NOTE 13: SEGMENT INFORMATION

DeVry’s principal business is providing secondary and postsecondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012. DeVry presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean, Chamberlain College of Nursing and Carrington Colleges Group; and “International, K-12 and Professional Education”, which includes the operations of DeVry Brasil, Advanced Academics and Becker Professional Review.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before non-controlling interest, income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

The consistent measure of segment operating income excludes non-controlling interest, income taxes, interest income and expense, amortization and certain corporate-related depreciation and expenses. As such, these items are reconciling items in arriving at income before income taxes. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets.

Following is a tabulation of business segment information based on the segmentation for each of the three months ended December 31, 2012 and 2011. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Business, Technology and Management	$280,239	$325,573	$564,853	$663,169
Medical and Healthcare	167,746	153,520	326,103	300,973
International, K-12 and Professional Education	57,259	44,956	97,024	78,945

Total Consolidated Revenues	$505,244	$524,049	$987,980	$1,043,087

Operating Income:
Business, Technology and Management	$38,836	$57,821	$64,406	$119,183
Medical and Healthcare	26,705	(51,933)	51,887	(28,644)
International, K-12 and Professional Education	13,937	10,151	13,628	7,164
Reconciling Items:
Amortization Expense	(2,412)	(2,726)	(4,690)	(5,044)
Depreciation and Other	(11,160)	443	(13,535)	962

Total Consolidated Operating Income	$65,905	$13,756	$111,695	$93,621

Interest and Other Income (Expense):
Interest Income	$230	$226	$791	$410
Interest Expense	(759)	(481)	(2,250)	(1,003)
Net Gain on Sale of Assets	—	3,695	—	3,695

Net Interest and Other Income (Expense)	(529)	3,440	(1,459)	3,102

Total Consolidated Income Before Income Taxes	$65,376	$17,196	$110,236	$96,723

Segment Assets:
Business, Technology and Management	$380,295	$532,308	$380,295	$532,308
Medical and Healthcare	1,098,022	1,030,129	1,098,022	1,030,129
International, K-12 and Professional Education	283,922	229,088	283,922	229,088
Corporate	151,827	132,807	151,827	132,807

Total Consolidated Assets	$1,914,066	$1,924,332	$1,914,066	$1,924,332

Additions to Long-lived Assets:
Business, Technology and Management	$11,575	$9,717	$24,219	$23,892
Medical and Healthcare	6,889	5,158	12,456	250,177
International, K-12 and Professional Education	3,703	4,207	37,546	8,930
Corporate	1,629	8,200	6,557	14,874

Total Consolidated Additions to Long-lived Assets	$23,796	$27,282	$80,778	$297,873

Reconciliation to Consolidated Financial Statements
Capital Expenditures	21,948	$29,207	$48,185	$63,027
Increase in Capital Assets from Acquisitions	—	—	2,897	35,125
Increase (Decrease) in Intangible Assets and Goodwill	1,848	(1,925)	29,696	199,721

Total Increase in Consolidated Long-lived Assets	$23,796	$27,282	$80,778	$297,873

Depreciation Expense:
Business, Technology and Management	$11,052	$9,560	$21,892	$18,518
Medical and Healthcare	6,350	5,655	12,090	10,644
International, K-12 and Professional Education	1,988	1,718	3,756	3,050
Corporate	2,339	2,513	4,481	4,747

Total Consolidated Depreciation	$21,729	$19,446	$42,219	$36,959

Intangible Asset Amortization Expense:
Business, Technology and Management	$—	$—	$—	$—
Medical and Healthcare	1,347	1,630	2,695	2,752
International, K-12 and Professional Education	1,065	1,096	1,995	2,292

Total Consolidated Amortization	$2,412	$2,726	$4,690	$5,044

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Grand Bahama and St. Maarten, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Europe and Canada, were less than 5% of total revenues for the quarters ended December 31, 2012 and 2011. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenue from Unaffiliated Customers:
Domestic Operations	$395,984	$432,485	$788,939	$874,654
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	78,766	71,410	148,583	133,289
Brazil	25,584	15,182	42,900	26,526
Other	4,910	4,972	7,558	8,618

Total International	109,260	91,564	199,041	168,433

Consolidated	$505,244	$524,049	$987,980	$1,043,087

Long-lived Assets:
Domestic Operations	$737,225	$739,745	$737,225	$739,745
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	585,162	580,080	585,162	580,080
Brazil	132,158	66,656	132,158	66,656
Other	8,750	9,071	8,750	9,071

Total International	726,070	655,807	726,070	655,807

Consolidated	$1,463,295	$1,395,552	$1,463,295	$1,395,552

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

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

The seasonal pattern of DeVry’s enrollments and its educational program starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year. Sequential comparisons are also made in relation to enrollment, cost saving and other trends. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

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

OVERVIEW

DeVry’s financial results for the second quarter of fiscal 2013 reflect a continued revenue decline primarily within DeVry University which resulted in decreased earnings as compared to the prior year. Management believes that it is making progress towards achieving its top priorities of realigning DeVry’s cost structure with student enrollments levels, regaining enrollment growth, and making targeted investments to drive future growth. Operational and financial highlights for the second quarter of fiscal year 2013 include:

•	During the quarter, DeVry made solid progress in aligning its cost structure with its enrollments, and reengineering and redesigning processes across all institutions. Management expects it will realize at least $80 million in total cost and expense savings and value creation opportunities in fiscal year 2013. In the second quarter, Cost of Educational Services and Student Service and Administrative Expense both decreased as a percent of revenue as compared to the first quarter ended September 30, 2012.

•	During the quarter, DeVry recorded pre-tax, non-cash restructuring charges totaling $9.5 million. Of these charges, $7.9 million related to the write-down of land, buildings and equipment at DeVry’s facility in Wood Dale, Illinois, which was vacated in December due to the previously announced decision to consolidate administrative offices in the Chicagoland area. The remaining $1.6 million in charges related to the costs of consolidating facilities at Carrington College and DeVry University.

•	For the three month period ended December 31, 2012, new student enrollments at Carrington College and Carrington College California (collectively “Carrington”) increased 12.7% as compared to the same period last year.

•	For the November 2012 term, total student enrollments at Chamberlain College of Nursing (“Chamberlain”) increased 15.3% to a record 12,245 students as compared to the same term last year.

•	During the quarter, DeVry completed its seventh share repurchase program and began executing its eighth program. DeVry repurchased a total of 538,844 shares of its common stock under both programs at an average cost of $23.84 per share during the second quarter.

•	In November 2012, DeVry’s Board of Directors approved a 13% dividend increase, raising its annual dividend rate from $0.30 per share to $0.34 per share. The most recent semi-annual dividend of $10.9 million ($0.17 per share) was paid on December 19, 2012.

•	DeVry’s financial position remained strong, generating $180.2 million of operating cash flow during the first six months of fiscal year 2013. As of December 31, 2012, cash and marketable securities balances totaled $219.0 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter of fiscal year 2013, DeVry recorded restructuring charges for the write-down of land, building and equipment related to its decision to relocate a facility in Wood Dale, Illinois in order to consolidate administrative operations in the Chicagoland area. DeVry also recorded restructuring charges related to the costs to consolidate facilities at Carrington College and DeVry University. During the second quarter of fiscal year 2012, DeVry recorded impairment charges related to its Carrington Colleges Group reporting unit. DeVry also recorded a gain from the sale of Becker’s Stalla CFA review operations during the second quarter of fiscal year 2012. The following table illustrates the effects of these restructuring and impairment charges and gain from the sale of assets on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the charges and gain on the sale of assets. DeVry uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2012	2011	2012	2011
Net Income	$50,286	$8,865	$82,275	$66,349
Earnings per Share (diluted)	$0.78	$0.13	$1.27	$0.97
Restructuring Charges (net of tax)	$5,940	$—	$5,940	$—
Effect on Earnings per Share (diluted)	$0.09	$—	$0.09	$—
Impairment Charges (net of tax)	$—	$55,751	$—	$55,751
Effect on Earnings per Share (diluted)	$—	$0.82	$—	$0.81
Gain on Sale of Assets (net of tax)	$—	$(2,216)	$—	$(2,216)
Effect on Earnings per Share (diluted)	$—	$(0.03)	$—	$(0.03)
Net Income Excluding the Restructuring Charges, Impairment Charges and Gain on Sale of Assets	$56,226	$62,400	$88,215	$119,884
Earnings per Share Excluding the Impairment Charges and Gain on Sale of Assets (diluted)	$0.87	$0.92	$1.36	$1.74

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2012	2011	2012	2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	48.2%	46.0%	49.2%	46.0%
Student Services and Administrative Expense	36.9%	37.0%	38.5%	37.9%
Restructuring Charges	1.9%	0.0%	1.0%	0.0%
Asset Impairment Charge	0.0%	14.3%	0.0%	7.2%

Total Operating Costs and Expense	87.0%	97.4%	88.7%	91.0%

Operating Income	13.0%	2.6%	11.3%	9.0%
Net Interest and Other Income (Expense)	(0.1%)	0.7%	(0.1%)	0.3%

Income Before Income Taxes	12.9%	3.3%	11.2%	9.3%
Income Tax Provision	2.8%	1.5%	2.7%	2.9%

Net Income	10.2%	1.8%	8.4%	6.4%
Net Loss Attributable to Non-controlling Interest	(0.2%)	-0.1%	(0.1%)	0.0%

Net Income Attributable to DeVry Inc.	10.0%	1.7%	8.4%	6.4%

REVENUES

Total consolidated revenues for the second quarter of fiscal year 2013 of $505.2 million decreased $18.8 million, or 3.6%, as compared to the year-ago quarter. For the first six months of fiscal year 2013, total consolidated revenues decreased $55.1 million or 5.3% to $988.0 million. For both the second quarter and first six months of fiscal year 2013, revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in undergraduate and graduate student enrollments and an increase in scholarships due to heightened competition, the challenging economic environment, and persistent levels of high unemployment. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare and International, K-12 and Professional Education segments as a result of growth in total student enrollments and tuition price increases. In addition, the two most recent additions to DeVry Brasil, Faculdade Boa Viagem (FBV), which was acquired on February 29, 2012, and FAVIP, which was acquired September 3, 2012, contributed to offsetting the revenue decline during both the quarter and first six months of the current year.

Management expects that total revenues will be down for total fiscal year 2013 as compared to fiscal year 2012, driven largely by the continuing effect of declines in new student enrollments within DeVry University and Carrington experienced in fiscal year 2012 and which DeVry University continues to experience in fiscal 2103, partially offset by the increase in new student enrollments experienced at Carrington in the first six months of fiscal year 2013 along with anticipated revenue growth within DeVry’s other educational institutions.

Business, Technology and Management

Business, Technology and Management segment revenues decreased 13.9% to $280.2 million in the second quarter and declined 14.8% to $564.9 million for the first six months of fiscal year 2013 as compared to the year-ago periods as a result of a decline in undergraduate student enrollments and graduate coursetakers and an increase in scholarships due to the challenging economic environment, persistent unemployment and heightened competition. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 16.6% from July 2011 (9,026 students) to July 2012 (7,532 students);

•	Decreased by 8.6% from September 2011 (7,200 students) to September 2012 (6,580 students);

•	Decreased by 15.4% from November 2011 (6,488 students) to November 2012 (5,486 students); and

•	Decreased by 4.7% from January 2012 (5,593 students) to January 2013 (5,330 students).

Undergraduate total student enrollment by term:

•	Decreased by 15.8% from July 2011 (59,966 students) to July 2012 (50,503 students);

•	Decreased by 14.9% from September 2011 (65,933 students) to September 2012 (56,086 students);

•	Decreased by 17.7% from November 2011 (60,103 students) to November 2012 (49,465 students); and

•	Decreased by 14.9% from January 2012 (62,435 students) to January 2013 (53,138 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Decreased by 9.0% from the July 2011 session (21,576 coursetakers) to the July 2012 session (19,635 coursetakers);

•	Decreased by 7.8% from the September 2011 session (23,937 coursetakers) to the September 2012 session (22,072 coursetakers);

•	Decreased by 16.2% from the November 2011 session (23,264 coursetakers) to the November 2012 session (19,498 coursetakers); and

•	Decreased by 12.1% from the January 2012 session (24,029 coursetakers) to the January 2013 session (21,131 coursetakers).

Tuition rates:

•

Effective July 2012, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to six credit hours per session. Tuition is $365 per credit hour for each credit hour in excess of six credit hours. These amounts do not include the cost of course materials and supplies. These tuition rates represent an expected increase of approximately 1.2% as compared to the summer 2011 session. The impact of this tuition price increase will be partially offset by an increase in the amount of scholarships awarded to DeVry University students.

•	Effective July 2012, Keller Graduate School of Management program tuition per course is $2,298. This represents an expected weighted average increase of 1.9% compared to the year-ago session.

Management believes the decreases in enrollments were driven by the negative impact on student decision making from the prolonged economic downturn and persistent unemployment, resulting in a reduction in interest from potential students. In addition, management believes heightened and innovative competition from both public and private sector education providers contributed to the decreases in DeVry University undergraduate and graduate enrollments. To regain enrollment growth at DeVry University, management’s plan includes channel-focused initiatives, technology and brand awareness. In the high school channel, DeVry is leveraging its array of institutions beyond DeVry University to raise awareness of career paths. Technology-focused efforts include the development of a self-service portal that prospective students can use to streamline the application process. DeVry University’s brand awareness campaigns are helping drive higher quality inquiries and steadily improving conversion rates. In addition, management made the decision to increase scholarships and grants to help DeVry University’s students achieve their academic goals.

Medical and Healthcare

Medical and Healthcare segment revenues increased 9.3% to $167.7 million in the second quarter and increased 8.3% to $326.1 million for the first six months of fiscal year 2013 as compared to the year-ago periods. For both the second quarter and first six months of fiscal year 2013, higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and DeVry Medical International (which is composed of Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine (“AUC”)) were the key drivers of the segment revenue growth, which more than offset a decline in total student enrollment at Carrington College and Carrington College California (collectively “Carrington”). Carrington experienced a decrease in student enrollment in the June and September terms over the year-ago periods which affected the second quarter and the first six months of fiscal 2013 results but did see an increase in total enrollment in the December term over the year-ago period. Also, AUC, which was acquired on August 3, 2011, contributed a full six months of revenue in the current year period as opposed to the five months contributed in the first half of fiscal year 2012. Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below.

DeVry Medical International new student enrollment by term:

•	Increased by 13.6% from May 2011 (566 students) to May 2012 (643 students);

•	Increased by 8.4% from September 2011 (853 students) to September 2012 (925 students); and

•	Increased by 0.3% from January 2012 (601 students) to January 2013 (603 students).

DeVry Medical International total student enrollment by term:

•	Increased by 1.0% from May 2011 (5,885 students) to May 2012 (5,944 students);

•	Increased by 2.1% from September 2011 (6,082 students) to September 2012 (6,209 students); and

•	Increased by 4.9% from January 2012 (6,024 students) to January 2013 (6,318 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 14.7% from July 2011 (1,721 students) to July 2012 (1,974 students);

•	Increased by 52.6% from September 2011 (1,065 students) to September 2012 (1,625 students);

•	Increased by 13.5% from November 2011 (1,868 students) to November 2012 (2,121 students); and

•	Increased by 87.8% from January 2012 (1,129 students) to January 2013 (2,120 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 15.8% from July 2011 (9,374 students) to July 2012 10,852 students);

•	Increased by 20.2% from September 2011 (10,029 students) to September 2012 (12,050 students);

•	Increased by 15.3% from November 2011 (10,619 students) to November 2012 (12,245 students); and

•	Increased by 26.0% from January 2012 (10,888 students) to January 2013 (13,714 students).

Carrington new student enrollment by term:

•	Decreased by 19.7% from June 2011 (2,033 students) to June 2012 (1,632 students);

•	Increased by 33.3% from September 2011 (2,548 students) to September 2012 (3,396 students); and

•	Increased by 12.7% from December 2011 (1,565 students) to December 2012 (1,763 students).

Carrington total student enrollment by term:

•	Decreased by 25.7% from June 2011 (8,728 students) to June 2012 (6,486 students);

•	Decreased by 8.3% from September 2011 (8,322 students) to September 2012 (7,628 students); and

•	Increased by 0.4% from December 2011 (7,379 students) to December 2012 (7,405 students).

Tuition rates:

•

Effective September 2012, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine are $17,675 and $16,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $19,500 per semester for the medical school, and $21,100 per semester for the veterinary school. These tuition rates represent an increase from September 2011 rates of 6.6% and 7.1% for the medical school and 6.3% for the veterinary school. These amounts do not include the cost course materials, supplies, transportation, and living expenses.

•

Effective September 2012, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $17,925 and $20,050, respectively, per semester. These tuition rates represent an increase from the September 2011 rates of 6.1%.

•

Effective July 2012, tuition is $665 per credit hour for students enrolling in one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (BSN) (onsite), Associate Degree in Nursing (ADN) and Licensed Practical Nurse to Registered Nurse (LPN-to-RN) programs. Tuition is $100 per credit hour per session for each credit hour in excess of six credit hours. These effective tuition rates are unchanged as compared to the prior year. These amounts do not include the cost of course materials and supplies.

•

Effective July 2012, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree program. This tuition rate is unchanged from the July 2011 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (MSN) program is $650 per credit hour, which is unchanged from the prior year.

•

On a per credit hour basis, tuition for the Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program. Total program tuition at each institution ranges from approximately $13,000 for certificate programs to over $60,000 for some advanced programs.

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Management believes that the historical enrollment increases at DeVry Medical International resulted from the reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, and steps taken to meet student demand such as adding faculty and classrooms. Though management expects these enrollment trends to continue, heightened competition may adversely affect DeVry Medical International’s ability to continue to attract qualified students to its programs.

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The increase in new student enrollments in the July 2012, September 2012, November 2012 and January 2013 sessions at Chamberlain was attributable to increased conversion rates for its RN-to-BSN online completion program, the addition of new locations in Indianapolis in March 2012 and Atlanta in May, 2012, along with organic growth at existing locations. The new campuses are both co-located with DeVry University.

Management believes the declines in total student enrollments experienced at Carrington over the last two years are the result of heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. In addition, management believes a lack of brand awareness resulting from the Carrington name change in July 2010 was a contributing factor to the enrollment decline. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center. Carrington is also making targeted investments in enhancing its students’ academic experience. These initiatives contributed to the 33% and 12.7% growth in new student enrollments in the September and December 2012 terms, respectively, as well as an increase in total student enrollment in the December term.

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues rose 27.4% to $57.3 million in the second quarter and increased 22.9% to $97.0 million for the first six months of fiscal year 2013 as compared to the year-ago periods. For both the second quarter and first six months of fiscal year 2013, DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago period. Revenue growth at DeVry Brasil was primarily the result of the recent acquisitions of FBV, which was acquired on February 29, 2012, and FAVIP, which was acquired on September 3, 2012. Revenue declined at Advanced Academics during the second quarter and first six months of fiscal year 2013 primarily due to competitive pressures and continuing school district budget constraints. Becker Professional Education revenues increased slightly driven primarily by the contribution of Falcon Physician Reviews (“Falcon”) which was acquired in April, 2012. Key enrollment trends for DeVry Brasil are set forth below.

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

DeVry’s Cost of Educational Services increased 0.9% to $243.4 million during the second quarter and grew 1.4% to $485.9 million during the first six months of fiscal year 2013 as compared to the respective year-ago periods. The acquisitions of FBV, which was acquired on February 29, 2012, Falcon, which was acquired on April 3, 2012 and FAVIP, which was acquired on September 3, 2012, accounted for most of the increase during the second quarter and first six months of fiscal year 2013. In addition, cost increases were also incurred in support of operating a higher number of campus locations for Chamberlain as compared to the prior year and the need to support continued growth at DeVry Medical International and DeVry Brasil. These increases were partially offset by lower Costs of Educational Services within DeVry University and Carrington Colleges as a result of savings from cost reduction measures.

As a percent of revenue, Cost of Educational Services increased to 48.2% in the second quarter of fiscal year 2013 from 46.0% during the prior year period. For the first six months of fiscal year 2013, Cost of Educational Services increased to 49.2% from 46.0% during the prior year period. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense declined 3.9% to $186.5 million during the second quarter of fiscal year 2013 and decreased 3.6% to $380.9 million during the first six months of fiscal 2013 as compared to the year-ago periods. The decrease in expenses reflects savings from cost reduction measures (workforce reductions and reduced project spending) and deferred advertising spending. These reductions more than offset the expense growth from the most recent acquisitions of FBV, Falcon, and FAVIP. Amortization of finite-lived intangible assets in connection with acquisitions of businesses declined slightly during the second quarter and first six months of fiscal year 2013 as compared to the year-ago period. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percent of revenue, Student Services and Administrative Expense remained relatively flat at 36.9% in the second quarter of fiscal year 2013 as compared to 37.0% in the year-ago quarter. For the first six months of fiscal year 2013, Student Services and Administrative Expense increased to 38.5% from 37.9% during the prior year period. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington.

Restructuring Charges

During the second quarter of fiscal year 2013, DeVry consolidated its administrative offices in the Chicagoland area. As a result, a DeVry owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in the second quarter of fiscal 2013 for a write-down of assets to fair market value and an expected loss on this asset sale. Also, during the second quarter a decision was made to consolidate facilities at DeVry’s Carrington and DeVry University operating units. This resulted in a pre-tax charge of $1.6 million. DeVry expects to save approximately $3 million annually as a result of these consolidations.

OPERATING INCOME

Total consolidated operating income for the second quarter of fiscal year 2013 of $65.9 million increased 379.0% as compared to the prior year quarter. For the first six months of fiscal year 2013, total consolidated operating income of $111.7 million increased 19.3% as compared to the prior year period. The largest single driver of the increase in operating income for both the second quarter and first six months of fiscal year 2013 was a $75.0 million non-cash asset impairment charge recorded in the second quarter of fiscal 2012. Excluding this charge, total consolidated operating income for the second quarter of fiscal year 2013 decreased 25.8% as compared to the prior year quarter and declined 33.8% in the first six months of fiscal year 2013 as compared to the prior year period. Revenue declines at DeVry University and Carrington Colleges contributed to the decline in operating income and more than offset the increases in revenue resulting from recent acquisitions and growth in other institutions. The revenue decline was partially offset by the decrease in expenses from cost reduction measures, as discussed above. The operating income decline was limited to the Business, Technology and Management segment.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 32.8% to $38.8 million during the second quarter of fiscal year 2013, and declined 46.0% to $64.4 million during the first six month of fiscal year 2013 as compared to the year-ago periods. The decrease in operating income was the result of lower revenue and decreased operating leverage. Total segment expenses for the second quarter of fiscal 2013 decreased 9.8% as compared to the year-ago quarter and declined 8.0% in the first six months of fiscal 2013 as compared to year ago period, as a result of savings from cost reduction measures, as discussed above. Management continues to mitigate the effects of this challenging environment by better aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs.

Medical and Healthcare

Medical and Healthcare segment recorded operating income of $26.7 million during the second quarter of fiscal year 2013 as compared to an operating loss of $51.9 million in the year-ago quarter. For the first six months of fiscal year 2013, the Medical and Healthcare segment recorded operating income of $51.9 million as compared to an operating loss of $28.6 million in the year-ago period. The largest single driver of the increase in operating income for both the second quarter and first six months of fiscal year 2013 was the $75.0 million non-cash asset impairment charge recorded in the second quarter of fiscal 2012. Excluding this charge, total consolidated operating income for the second quarter of fiscal year 2013 increased 15.6% as compared to the prior year quarter and increased 11.8% in the first six months of fiscal year 2013 as compared to the prior year period. The increase in operating income was primarily the result of increased operating income at both Chamberlain and Ross University Schools of Medicine and Veterinary Medicine. These increases in operating income more than offset the slight increase in operating loss at Carrington.

International, K-12 and Professional Education

International, K-12 and Professional Education segment operating income increased 37.3% to $13.9 million during the second quarter of fiscal year 2013, and grew 90.2% to $13.6 million during the first six months of fiscal 2013 as compared to the year-ago periods. The improved operating results were driven primarily by increased operating leverage within DeVry Brasil and a narrowing of the operating loss at Advanced Academics.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income was relatively unchanged during the second quarter and first six months of fiscal year 2013 as compared to the year-ago periods.

Interest expense increased slightly during the second quarter and first six months of fiscal year 2013 as compared to the year-ago periods. The increase in interest expense was attributable to interest accreted on earn-outs and installment payments related to the acquisition of FBV.

In the second quarter of fiscal 2012, DeVry recorded a $3.6 million pre-tax gain on the sale of Becker’s Stalla CFA review operations.

INCOME TAXES

Taxes on income were 21.6% of pretax income for the second quarter and 24.7% for the first six months of fiscal year 2013, compared to 46.0% for the second quarter and 31.2% for the first six months of fiscal 2012. The lower effective income tax rates in the second quarter and first six months of fiscal year 2013 were due primarily to the non-deductibility of a significant portion of the goodwill associated with the Carrington impairment charge that was recorded in the second quarter of fiscal 2012. Taxes on income in fiscal 2012, excluding the asset impairment charge and net gain on sale of assets, were 29.1% of pretax income for the second quarter and 28.5% for the first six months. The lower fiscal 2013 rates were also the result of a decrease in the proportion of income generated by U.S. operations versus the offshore operations of Ross University, AUC and DeVry Brasil as compared to the prior year.

Embedded within DeVry’s tax rate calculation is the tax expected on the amount of subpart F income that would be recognized for the current year assuming Internal Revenue Code Section 954(c)(6), Look-Thru Rule for Related Controlled Foreign Corporations, is not extended. The look-thru rule generally excludes from U.S. federal income tax certain dividends, interest, rents, and royalties received or accrued by one controlled foreign corporation (“CFC”) of a U.S. multinational enterprise from a related CFC that would otherwise be taxable pursuant to the subpart F regime. Subsequent to the end of the second quarter, the U.S. Congress adopted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) for a two-year period. The extension applies retroactively from January 1, 2012 and will be effective through December 31, 2013. DeVry will begin recognizing the benefit of this Section in the third quarter of fiscal 2013, and expects its third quarter effective tax rate to be in the range of 23 percent to 25 percent.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of our subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, AUC School of Medicine BV (AUC) incorporated under the laws of St. Maarten, and DeVry Brasil incorporated under the laws of Brazil all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation through the years 2043 and 2023, respectively, while DeVry Brasil’s effective tax rate reflects benefits derived from their participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a provision for the payment of U.S. income taxes on these earnings.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, course materials, other educational materials and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. DeVry continues to pursue all available financing options for its students, including DeVry’s institutional loan programs.

The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2012 and 2011, respectively.

	Fiscal Year
	2012	2011
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	69%	73%
State Grants	1%	2%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	29%	24%

Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry’s accounts receivable peak immediately after tuition bills are issued at the beginning of each academic period. Historically, accounts receivable reach their lowest level at the end of each academic term, dropping to their lowest point during the year at the end of June.

At December 31, 2012, total accounts receivable, net of related reserves, were $139.7 million, compared to $145.5 million at December 31, 2011. The decrease in net accounts receivable was attributable to the revenue declines at DeVry University and Carrington. This decrease was partially offset with increases in net accounts receivable from to the acquisitions of FBV and FAVIP.

Financial Aid

DeVry is highly dependent upon the timely receipt of federal financial aid funds. Financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) provides the authority for the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially adversely affected. Please see “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for a discussion of student financial aid related risks.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in both the United States and Brazil. Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against DeVry.

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

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2012 and 2011, respectively.

	Fiscal Year
	2012	2011
DeVry University:
Undergraduate	75%	81%
Graduate	73%	81%
Ross University School of Medicine	80%	81%
Ross University School of Veterinary Medicine	89%	89%
Chamberlain College of Nursing	66%	71%
Carrington College	80%	82%
Carrington College California	81%	85%
American University of the Caribbean School of Medicine	81%	81%

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. Once the financial aid authorization and disbursement process for a particular student is completed, the restricted funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2012, cash in the amount of $3.9 million was held in restricted bank accounts, compared to $30.8 million at December 31, 2011. This decrease is a result in a change in the timing of the receipt of financial aid due to the move to a new student centric academic calendar at DeVry University and Chamberlain where students may start an academic term at any of six times during the year.

As described in more detail in “Item 1. Business” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The U.S. Department of Education relies on a test that considers Equity, Primary Reserve, and Net Income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score as 2.0 at June 30, 2012. Management believes DeVry will continue to demonstrate the required level of financial stability.

Cash from Operations

Cash generated from operations in the first six months of fiscal year 2013 was $180.2 million, compared to $219.3 million in the year-ago period. Although net income increased $16.5 million from the year-ago period, the decrease in cash flow from operations occurred partially due to a $75.0 million non-cash asset impairment charge in the prior fiscal year. Also, the decrease in cash flow from operations was due in part to changes in deferred tuition revenue, advanced tuition payments and restricted cash of $107.5 million as compared to the prior year. This decrease is a result in a change in the timing of student billing due to the move to a new student centric academic calendar at DeVry University and Chamberlain where students may start an academic term at any of six times during the year. These decreases in operating cash flows were partially offset by changes in levels of prepaid expenses, accounts payable and accrued expenses which resulted in a $98.1 million greater source of cash as compared to the prior year. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles. Finally, realized and unrealized gains and losses on the sale or disposal of assets increased operating cash flow by $11.7 million as compared to the prior year.

Cash Used in Investing Activities

Capital expenditures in the first six months of fiscal year 2013 were $48.2 million compared to $63.0 million in the year-ago period. The decrease in capital spending was driven by a focus on capital deployment and a delay in spending on projects. Management anticipates full year fiscal 2013 capital spending to be in the range of $130 to $140 million.

On September 3, 2012, Fanor-Faculdades Nordeste S/A (DeVry Brasil), a subsidiary of DeVry Inc., acquired the stock of Faculdade do Vale do Ipojuca (“FAVIP”). Under the terms of the agreement, DeVry Brasil paid approximately $30.3 million in cash in exchange for the stock of FAVIP. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should FAVIP receive university center status.

DeVry maintains an 83.5 percent ownership interest in DeVry Brasil with the remaining 16.5 percent owned by the current DeVry Brasil management group. Beginning January 2013, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry. DeVry intends on exercising its rights under this call option before the end of fiscal 2013. The value of this call option is currently recorded at $8.9 million.

Cash Used in Financing Activities

During the first six months of fiscal year 2013, DeVry repurchased a total of 1,669,718 shares of its stock, on the open market, for approximately $38.6 million under its share repurchase programs. During the second quarter of fiscal year 2013, DeVry completed its seventh share repurchase program and commenced its eighth program. As of December 31, 2012, the total remaining authorization under this eighth repurchase program was $95.0 million. This latest share repurchase program was authorized by the Board of Directors on August 29, 2012. It will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2014. The timing and amount of any future repurchases will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

DeVry’s Board of Directors declared a dividend on November 7, 2012 of $0.17 per share to common stockholders of record as of November 30, 2012. The total dividend of $10.9 million was paid on December 19, 2012.

DeVry’s consolidated cash balances of $216.3 million at December 31, 2012, included approximately $167.3 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international institutions and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For the first six months of fiscal year 2013, cash flows from domestic operating activities were approximately $69.2 million which when added to DeVry’s beginning of the year domestic cash balances, was sufficient to fund $34.7 million of domestic capital investment, pay dividends of $20.7 million and fund $38.6 million of common stock repurchases, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Agreement

DeVry maintains a revolving credit facility which expires on May 5, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. As of December 31, 2012, there were no outstanding borrowings under this agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $2.4 million as of December 31, 2012.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a Department of Education Financial Responsibility Ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of December 31, 2012.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2013. DeVry had no open derivative positions at December 31, 2012.

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no recent accounting pronouncements applicable to DeVry.

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

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 8.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 6.0% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry’s U.S. based subsidiaries, changes in the value of Brazil’s currency are unlikely to have a material effect on DeVry’s results of operations; however, the volatility of the Brazilian Real over the past 18 months resulted in a $24 million charge to Accumulated Other Comprehensive Income in fiscal 2012 and a charge of $0.8 million for the first six months of fiscal 2013. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $2.2 million.

The interest rate on DeVry’s revolving credit facility is based upon the prime rate or LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At December 31, 2012, DeVry had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the second quarter of fiscal year 2013 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

Three derivative cases similar to the Shareholder Case also have been filed (“Derivative Actions”). Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Illinois Consolidated Action”) were consolidated by court order dated February 9, 2011. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). By Order entered January 15, 2013, the Illinois Consolidated Action was dismissed without prejudice. The Delaware Dotro case has been stayed by agreement of the parties until certain matters are resolved or clarified with respect to the disposition of the Shareholder Case.

The Dotro complaint alleges that Daniel Hamburger, Richard M. Gunst, David J. Pauldine, Sharon Thomas Parrott, Ronald L. Taylor, Lisa W. Pickrum, Darren R. Huston, David S. Brown, William T. Keevan, Fernando Ruiz, Harold T. Shapiro, Lyle Logan, Connie R. Curran, and Julia McGee breached their fiduciary duties to DeVry by failing to disclose the same allegedly abusive and fraudulent recruiting and financial aid lending practices alleged in the Shareholder Case. The Dotro complaint also alleges that DeVry’s officers and directors unjustly enriched themselves and wasted DeVry’s assets by (i) causing DeVry to incur substantial costs in defending the Shareholder Case; (ii) causing DeVry to pay compensation and benefits to individuals who breached their fiduciary duties; (iii) causing potential losses from “certain of DeVry’s programs no longer being eligible for federal financial aid;” and (iv) damaging DeVry’s corporate image and goodwill. DeVry and its executives and directors believe the allegations contained in the Dotro complaint are without merit and intend to defend them vigorously.

Although DeVry believes that the Shareholder Case and the related Dotro derivative action are without merit, the ultimate outcome of pending litigation is difficult to predict. At this time, DeVry does not expect that the outcome of any such matter or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factor described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry, additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At December 31, 2012, intangible assets from business combinations totaled $294.2 million, and goodwill totaled $566.2 million. Together, these assets equaled approximately 45% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $294.2 million of intangible assets and up to $566.2 million of goodwill.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity

Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 2012	342,052	$23.06	342,052	$100,000,000
November 2012	81,032	$25.47	81,032	97,935,996
December 2012	115,760	$25.01	115,760	95,041,332

Total	538,844	$23.84	538,844	$95,041,332

(1)	On November 2, 2011, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2013. This share repurchase program was completed as of December 31, 2012. On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $95,041,332 million as of December 31, 2012.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2012	—	$—	N/A	N/A
November 2012	6,976	$25.75	N/A	N/A
December 2012	—	$—	N/A	N/A

Total	6,976	$25.75	N/A	N/A

(2)	Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6 — EXHIBITS

The exhibits to this report are listed on the Exhibit Index included elsewhere herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: February 7, 2013	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President, Chief Financial Officer (Principle Financial Officer) and Treasurer

Date: February 7, 2013	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting Officer (Principle Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

3	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 8, 2012 (File No. 1-13988)

31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith)

32	Certification Pursuant to Title 18 of the United States Code Section 1350 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document