Form 10-Q
period 2013-03-31
DEVRY INC
filed 2013-05-03
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-13988

DeVry Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization) 3005 HIGHLAND PARKWAY DOWNERS GROVE, ILLINOIS (Address of principal executive offices)	36-3150143 (I.R.S. Employer Identification No.) 60515 (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: May 01, 2013 — 62,886,884 shares of Common Stock, $0.01 par value

DEVRY INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	June 30,	March 31,
	2013	2012	2012
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$277,994	$174,076	$329,440
Marketable Securities and Investments	2,952	2,632	2,665
Restricted Cash	7,151	2,498	13,194
Accounts Receivable, Net	194,398	113,911	254,661
Deferred Income Taxes, Net	24,459	27,845	23,019
Refundable Income Taxes	657	40,278	8,212
Prepaid Expenses and Other	40,414	39,874	34,177
Total Current Assets	548,025	401,114	665,368
Land, Buildings and Equipment:
Land	66,063	65,172	66,019
Buildings	389,345	386,028	382,972
Equipment	485,570	433,949	422,271
Construction In Progress	64,412	61,752	50,192
	1,005,390	946,901	921,454
Accumulated Depreciation	(435,427)	(387,924)	(374,904)
Land, Buildings and Equipment, Net	569,963	558,977	546,550
Other Assets:
Intangible Assets, Net	292,098	285,220	292,118
Goodwill	566,497	549,961	567,316
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	27,953	29,894	27,400
Total Other Assets	899,998	878,525	900,284
TOTAL ASSETS	$2,017,986	$1,838,616	$2,112,202

LIABILITIES:
Current Liabilities:
Accounts Payable	$53,999	$63,094	$53,208
Accrued Salaries, Wages and Benefits	81,290	77,741	72,443
Accrued Expenses	76,442	76,243	56,328
Advance Tuition Payments	17,226	20,580	23,257
Deferred Tuition Revenue	180,498	77,551	349,200
Total Current Liabilities	409,455	315,209	554,436
Other Liabilities:
Deferred Income Taxes, Net	58,354	62,276	63,693
Deferred Rent and Other	92,037	96,496	91,415
Total Other Liabilities	150,391	158,772	155,108
TOTAL LIABILITIES	559,846	473,981	709,544

NON-CONTROLLING INTEREST	9,017	8,242	8,168
SHAREHOLDERS’ EQUITY:
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized; 62,989,000; 64,722,000 and 65,831,000 Shares Issued and Outstanding at March 31, 2013, June 30, 2012 and March 31, 2012, Respectively	744	741	741
Additional Paid-in Capital	285,242	272,962	267,285
Retained Earnings	1,616,850	1,488,988	1,490,371
Accumulated Other Comprehensive (Loss) Income	(5,934)	(5,889)	3,163
Treasury Stock, at Cost (11,409,000, 9,386,000 and 8,266,000 Shares, Respectively)	(447,779)	(400,409)	(367,070)
TOTAL SHAREHOLDERS’ EQUITY	1,449,123	1,356,393	1,394,490
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,017,986	$1,838,616	$2,112,202

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in Thousands Except Per Share Amounts)

(Unaudited)

	For the Quarter Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

REVENUES:
Tuition	$472,239	$505,651	$1,400,199	$1,488,432
Other Educational	36,513	35,156	96,533	95,462
Total Revenues	508,752	540,807	1,496,732	1,583,894
COSTS AND EXPENSES:
Cost of Educational Services	241,020	244,195	726,966	723,655
Student Services and Administrative Expense	192,100	201,158	572,955	596,125
Restructuring Expenses	2,029	-	11,513	-
Asset Impairment Charges	-	-	-	75,039
Total Operating Costs and Expenses	435,149	445,353	1,311,434	1,394,819
Operating Income	73,603	95,454	185,298	189,075
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	415	110	1,206	520
Interest Expense	(756)	(650)	(3,006)	(1,653)
Net Gain on Sale of Assets	-	-	-	3,695
Net Interest and Other (Expense) Income	(341)	(540)	(1,800)	2,562
Income Before Income Taxes	73,262	94,914	183,498	191,637
Income Tax Provision	16,102	27,610	43,292	57,741
NET INCOME	57,160	67,304	140,206	133,896
Net (Income) Loss Attributable to Non-controlling Interest	(339)	(173)	(1,110)	(416)
NET INCOME ATTRIBUTABLE TO DEVRY INC.	$56,821	$67,131	$139,096	$133,480

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS:
Basic	$0.89	$1.01	$2.16	$1.97
Diluted	$0.88	$1.00	$2.15	$1.96

Cash Dividend Declared per Common Share	$-	$-	$0.17	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012

NET INCOME	$57,160	$67,304	$140,206	$133,896
OTHER COMPREHENSIVE INCOME , NET OF TAX
Currency Translation Gain (Loss)	651	(1,392)	(218)	(12,581)
Change in Fair Value of Available -For- Sale Securities	111	97	173	15
COMPREHENSIVE INCOME	57,922	66,009	140,161	121,330
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(526)	75	(1,164)	1,833
COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY INC.	$57,396	$66,084	$138,997	$123,163

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended March 31,
	2013	2012
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$140,206	$133,896
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Stock-Based Compensation Expense	12,090	12,891
Depreciation	63,717	56,512
Amortization	7,605	8,336
Impairment of Goodwill and Intangible Assets	-	75,039
Provision for Refunds and Uncollectible Accounts	62,432	73,058
Deferred Income Taxes	(2,760)	(5,157)
Loss on Disposals of Land, Buildings and Equipment	1,664	805
Unrealized Loss on Assets Held for Sale	6,250	-
Realized Gain on Sale of Assets	-	(3,695)
Changes in Assets and Liabilities, Net of Effects from Acquisitions of Businesses:
Restricted Cash	(4,653)	(10,886)
Accounts Receivable	(139,481)	(212,973)
Prepaid Income Taxes	40,434	(2,364)
Prepaid Expenses and Other	(6,218)	(3,028)
Accounts Payable	(9,095)	(11,327)
Accrued Salaries, Wages, Benefits and Expenses	10,812	(26,149)
Advance Tuition Payments	(3,527)	877
Deferred Tuition Revenue	102,947	269,294
NET CASH PROVIDED BY OPERATING ACTIVITIES	282,423	355,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(79,329)	(92,167)
Marketable Securities Purchases	(268)	(66)
Payment for Purchase of Business, Net of Cash Acquired	(31,386)	(250,150)
Cash Received from Sale of Assets	—	4,475
NET CASH USED IN INVESTING ACTIVITIES	(110,983)	(337,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,774	6,041
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,278	1,298
Repurchase of Common Stock for Treasury	(48,353)	(124,160)
Cash Dividends Paid	(20,707)	(18,430)
Excess Tax Benefit from Stock-Based Payments	(332)	727
Payment of Debt Financing Fees	-	(70)
NET CASH USED IN FINANCING ACTIVITIES	(66,340)	(134,594)
Effects of Exchange Rate Differences	(1,182)	(332)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	103,918	(117,705)
Cash and Cash Equivalents at Beginning of Period	174,076	447,145
Cash and Cash Equivalents at End of Period	$277,994	$329,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$788	$742
Income Taxes	9,383	49,226
Non-cash Investing and Financing Activity:
Declaration of Cash Dividends to be Paid	-	-
Accretion of Non-controlling Interest Put Option	(335)	997

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but in the opinion of management contain all adjustments, consisting only of normal, recurring adjustments necessary to present fairly the financial condition and results of operations of DeVry. The June 30, 2012 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2012, and DeVry’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2012 and December 31, 2012, each as filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended March 31, 2013, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the nine months ended March 31, 2013, were approximately $2.4 million. No costs were capitalized in the three months ended March 31, 2013. Costs capitalized during the three and nine months ended March 31, 2012, were approximately $4.7 million and $14.9 million, respectively. In both years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing) and the Becker e-Commerce system. As of March 31, 2013 and 2012, the net balance of capitalized software development costs was $65.4 million and $73.7 million, respectively.

Perkins Program Fund

DeVry University is required under federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal years 2013 or 2012. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at March 31, 2013 and 2012. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Non-Controlling Interest

DeVry maintains an 83.5 percent ownership interest in DeVry Brasil with the remaining 16.5 percent mostly owned by members of the current DeVry Brasil management group. Beginning January 2013, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry. Since the put option is out of the control of DeVry, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet. DeVry intends on exercising its rights under this call option before the end of fiscal 2013

The DeVry Brasil management put option is being accreted to its redemption value according to the stock purchase agreement. The adjustment to increase or decrease the put option to its redemption value each reporting period is recorded to retained earnings in accordance with the authoritative guidance. The fair value of this put option does not exceed its recorded redemption value. The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry's historical non-controlling interest accounting policy.

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Balance at Beginning of period	$8,901	$7,632	$8,242	$6,755
Net Income Attributable to Non-controlling Interest	339	173	1,110	416
Accretion of Non-controlling Interest Put Option	(223)	363	(335)	997
Balance at End of period	$9,017	$8,168	$9,017	$8,168

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry by the sum of the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 2.1 million and 2.8 million shares of common stock for the three and nine months ended March 31, 2013, respectively, and 1.2 million and 1.6 million shares of common stock for the three and nine months ended March 31, 2012, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Weighted Average Shares Outstanding	63,131	66,254	63,615	67,249
Unvested Participating Restricted Shares	845	446	755	413
Basic shares	63,976	66,700	64,370	67,662
Effect of Dilutive Stock Options	303	525	269	573
Diluted Shares	64,279	67,225	64,639	68,235

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on eight occasions (see “Note 6 – Dividends and Stock Repurchase Program”). The first seven repurchase programs were all completed as of December 2012. The eighth repurchase program was approved by the DeVry Board of Directors on August 29, 2012 and commenced in November 2012. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

The Accumulated Other Comprehensive Loss balance at March 31, 2013, consists of $5.9 million of cumulative translation losses ($5.3 million attributable to DeVry and $0.6 million attributable to non-controlling interests) and $0.1 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry. At March 31, 2012, the Accumulated Other Comprehensive Income balance consisted of $3.4 million of cumulative translation gains ($2.5 million attributable to DeVry and $0.9 million attributable to non-controlling interests) and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $69.2 million and $199.0 million for the three and nine months ended March 31, 2013, respectively, and $70.6 million and $203.4 million for the three and nine months ended March 31, 2012, respectively.

Recent Accounting Pronouncements

In April 2013, the FASB issued authoritative guidance updating disclosure requirements for Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance will be effective for our interim and annual reporting period beginning July 1, 2013. Application of this guidance will not have a material effect on DeVry’s consolidated financial statements.

NOTE 3:  STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the Amended and Restated Incentive Plan of 2005. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The Incentive Plan of 2005 also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994, 1999 and 2003 Stock Incentive Plans, no further stock based awards will be issued from these plans. The 2003 Stock Incentive Plan and the Incentive Plan of 2005 are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At March 31, 2013, 5,377,006 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date based on the fair value of the award and is recognized as expense over the employees requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the nine months ended March 31, 2013:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2012	2,939,772	$36.37
Options Granted	860,610	$18.63
Options Exercised	(93,341)	$18.99
Options Canceled	(183,111)	$38.80
Outstanding at March 31, 2013	3,523,930	$32.37	6.17	$18,612
Exercisable at March 31, 2013	2,095,453	$35.07	4.43	$7,808

The following is a summary of stock appreciation rights activity for the nine months ended March 31, 2013:

			Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2012	-	$-
Rights Granted	117,015	$42.87
Rights Exercised	-	$-
Rights Canceled	-	$-
Outstanding at March 31, 2013	117,015	$42.87	7.20	$21
Exercisable at March 31, 2013	67,614	$47.32	6.20	$-

The total intrinsic value of options exercised for the nine months ended March 31, 2013 and 2012 was $0.6 million and $4.1 million, respectively.

The fair values of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry’s stock option plans during first nine months of fiscal years 2013 and 2012 were $7.62 and $17.41, per share, respectively. The fair value of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

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

During the first nine months of fiscal year 2013, DeVry granted 697,940 units of restricted stock to selected employees and non-employee directors. Of these, 121,500 are performance based units which are earned by the recipients over a three year period based on achievement of specified DeVry performance targets. The remaining 576,440 units and all other previously granted units of restricted stock that are not performance-based are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based units shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based units. The following is a summary of restricted stock unit activity for the nine months ended March 31, 2013:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2012	619,261	$42.06
Units Granted	697,940	$19.37
Units Vested	(198,230)	$45.51
Units Canceled	(48,632)	$33.37
Nonvested at March 31, 2013	1,070,339	$27.02

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (dollars in thousands):

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Cost of Educational Services	$1,190	$1,292	$3,869	$4,125
Student Services and Administrative Expense	2,530	2,745	8,221	8,766
Income Tax Benefit	(1,281)	(1,340)	(3,976)	(4,177)
Net Stock-Based Compensation Expense	$2,439	$2,697	$8,114	$8,714

As of March 31, 2013, $26.2 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.5 years. The total fair value of options and shares vested during the nine months ended March 31, 2013 and 2012 was approximately $9.0 million and $8.9 million, respectively.

There were no capitalized stock-based compensation costs at March 31, 2013 and 2012.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 4: FAIR VALUE MEASUREMENTS

DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis and assets measured at fair value on a non-recurring basis such as goodwill and intangible assets. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of March 31, 2013.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. The annual impairment review was most recently completed during the fourth quarter of fiscal year 2012. See “Note 8: Intangible Assets” to the Consolidated Financial Statements contained in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for further discussion on the impairment review, including valuation techniques and assumptions.

The following tables present DeVry’s assets and liabilities at March 31, 2013, which are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

March 31, 2013	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$277,994	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	2,952	-	-
ATC Earn-out Liability	-	-	4,428
FAVIP Contingent Consideration	-	-	2,769
Total Financial Assets and Liabilities at Fair Value	$280,946	$-	$7,197

Cash equivalents and investments in short-term marketable securities are valued using a market approach based on the quoted market prices of identical instruments. The ATC earn-out liability is valued using standard present value techniques using a discount rate of 6.2%, which management believes a reasonable market participant would assume for this type of liability and duration. The Faculdade do Vale do Ipojuca (“FAVIP”) contingent consideration is valued at a percentage of its potential settlement price based on the estimated probability of FAVIP achieving university center status. See “Note 7: Business Combinations” for further information on these liabilities.

The fair value of the institutional loans receivable included in Accounts Receivable, net and Other Assets on the Consolidated Balance Sheet as of March 31, 2013 is estimated by discounting the future cash flows using current rates for similar arrangements. As of March 31, 2013, the carrying value and the estimated fair value of these financial instruments was approximately $36.2 million. See “Note 5: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of liabilities measured at fair value using Level 3 inputs for the three and nine months ended March 31, 2013 (dollars in thousands). The amount recorded as interest expense in fiscal 2013 is classified in the Interest and Other (Expense) Income section of the Consolidated Statements of Income. The amount recorded as foreign currency translation loss is classified as student services and administrative expense in the Consolidated Statements of Income.

	Long-Term Liabilities
	Three Months Ended March 31, 2013	Nine Months Ended March 31, 2013

Balance at Beginning of Period	$7,419	$4,361
Total Realized Losses Included in Income:
Interest Expense- ATC Accretion	47	187
Foreign Currency Translation Loss	(269)	(120)
Transfers into Level 3:
FAVIP Contingent Consideration	-	2,769
Balance at March 31, 2013	$7,197	$7,197

NOTE 5: FINANCING RECEIVABLES

DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California, Ross University School of Medicine and Ross University School of Veterinary Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, Ross University School of Medicine and Ross University School of Veterinary Medicine loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months or 15 to 25 years for Ross University School of Medicine and Ross University of Veterinary Medicine borrowers. In addition, the Becker CPA Review and Falcon Physician Review courses can be financed through Becker with a zero percent, 18-month and 6-month, respectively, term loan.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of March 31, 2013 and 2012 (dollars in thousands).

	As of March 31,
	2013	2012
Gross Institutional Student Loans	$58,003	$53,486

Allowance for Credit Losses	(21,768)	(20,940)

Net Institutional Student Loans	$36,235	$32,546

Of the net balances above, $19.2 million was classified as Accounts Receivable, Net in the Consolidated Balance Sheets at both March 31, 2013 and 2012. $17.0 million and $13.4 million were classified in the Consolidated Balance Sheets as Other Assets at March 31, 2013 and 2012, respectively, as the amounts are due beyond the next twelve months.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of March 31, 2013 and 2012. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of March 31,
	2013	2012
Institutional Student Loans:
Performing	$42,545	$39,987
Nonperforming	15,458	13,499
Total Institutional Student Loans	$58,003	$53,486

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
March 31, 2013	$3,838	$1,214	$783	$15,458	$21,293	$36,710	$58,003
March 31, 2012	$3,551	$1,241	$1,127	$13,499	$19,418	$34,068	$53,486

NOTE 6: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2013 and 2012, the DeVry Board of Directors (the “Board”) declared the following cash dividends. Future dividends will be at the discretion of the Board of Directors.

Declaration Date	Record Date	Payment Date	Dividend Per Share	Total Dividend Amount (In Thousands)
November 2, 2011	December 8, 2011	January 10, 2012	$0.15	$10,039
May 14, 2012	June 21, 2012	July 12, 2012	$0.15	$9,794
November 8, 2012	November 30, 2012	December 19, 2012	$0.17	$10,913

DeVry has repurchased shares under the following programs as of December 31, 2012:

Date Authorized	Shares Repurchased	Total Cost (millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	544,072	14.7
Totals	11,398,268	$449.7

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

NOTE 7: BUSINESS COMBINATIONS

Faculdade do Vale do Ipojuca

On September 3, 2012, DeVry Educacional do Brasil S/A (f/k/a, Fanor-Faculdades Nordeste S/A) (“DeVry Brasil”), a subsidiary of DeVry acquired the business operations of Faculdade do Vale do Ipojuca (“FAVIP”), which is located in the state of Pernambuco, Brazil.  Under the terms of the agreement, DeVry Brasil paid approximately $32.2 million in cash in exchange for the stock of FAVIP. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should FAVIP receive status of a university center. As of March 31, 2013, $2.9 million is accrued for this additional payment.

FAVIP currently serves about 5,000 students and offers more than 30 undergraduate and graduate programs at two campuses located in Caruaru, the state’s second largest city. The institution’s largest programs are in the areas of law, business, psychology and nutrition. The acquisition of FAVIP is consistent with DeVry's growth and diversification strategy, increasing its international presence in Brazil.

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

Intangible assets consist of the following (dollars in thousands):

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$82,719	$(73,818)	(1)
Customer Relationships	3,364	(600)	12 years
Non-compete Agreements	2,505	(1,749)	(2)
Curriculum/Software	5,628	(4,087)	5 years
Outplacement Relationships	3,900	(1,179)	(3)
Trade Names	6,074	(4,766)	8.5 years
Total	$104,190	$(86,199)
Indefinite-lived Intangible Assets:
Trade Names	$39,238
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	32,884
Total	$274,107

(1)	The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA 1), 6 years for FBV, 5 years for FAVIP and 4 years for American University of the Caribbean School of Medicine ("AUC"). All other Student Relationships are fully amortized at March 31, 2013.
(2)	The total weighted average estimated amortization period for Non-compete Agreements is 1.5 years for ATC and 5 years for Falcon. All other Non-compete Agreements are fully amortized at March 31, 2013.
(3)	The total weighted average estimated amortization period for Trade Names is 2 years for ATC, 8.5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA1) and 1.5 years for Falcon. All other Trade Names are fully amortized at March 31, 2013.

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$81,534	$(66,683)
Customer Relationships	3,121	(277)
Customer Contracts	7,000	(5,921)
License and Non-compete Agreements	2,775	(2,719)
Curriculum/Software	4,775	(3,158)
Outplacement Relationships	3,900	(919)
Trade Names	6,327	(4,438)
Total	$109,432	$(84,115)
Indefinite-lived Intangible Assets:
Trade Names	$39,667
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	25,149
Total	$266,801

Amortization expense for amortized intangible assets was $2.4 million and $7.1 million for the three and nine months ended March 31, 2013, respectively, and $2.8 million and $7.8 for the three and nine months ended March 31, 2012, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	Becker	DeVry Brasil	Carrington	AUC	Total
2013	$1,022	$3,010	$420	$4,973	$9,425
2014	903	2,173	295	3,346	6,717
2015	895	1,164	260	386	2,705
2016	856	730	260	-	1,846
2017	608	329	260	-	1,197

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

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of March 31, 2013, DeVry’s market capitalization exceeded its book value by approximately 38%. Though this premium is lower than the 47% as of June 30, 2012, it is partially the result of a decline in revenue, primarily within DeVry University, which has resulted in lower earnings. Management is making progress towards achieving its top priorities of realigning DeVry’s cost structure with student enrollments levels, regaining enrollment growth, and making targeted investments to drive future growth. Management believes these planned business and operational strategies will reverse the negative trends in the foreseeable future. Management also believes the decline in the market price of DeVry’s common stock has been partially caused by the increased competition facing DeVry as well as the continued overhang of government regulatory changes in the education industry. These factors have led to significant uncertainty among investors and have worked to keep the prices of private sector education stocks at depressed levels for the last few years. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs.

Though some reporting units experienced a decline in operating results during the first nine months of fiscal 2013 as compared to the year-ago period, management does not believe business conditions have deteriorated in any of its reporting units to the extent that the fair values of the reporting units or indefinite-lived intangible assets would differ materially from their fiscal year 2012 fair values.

At DeVry University, which carries goodwill and indefinite-lived intangible asset balances of $22.2 million and $1.6 million, respectively, at March 31, 2013, revenue for the first nine months of fiscal year 2013 declined by approximately 15% from the year-ago period. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower cyclical demand among the university’s target segment of students, driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. To address this issue, DeVry University is focused on improving the admissions and student service process to better serve prospective students and drive future growth and student satisfaction. Though operating profits declined by approximately 46%, DeVry University remains profitable with operating margins of 11%. Management believes its planned business and operational strategies will reverse the negative trends in the foreseeable future. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2012 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 250%.

At Carrington, which carries goodwill and indefinite-lived intangible asset balances of $151.9 million and $71.1 million, respectively, as of March 31, 2013, revenue for the first nine months of fiscal 2013 declined by 5% from the year-ago period. The revenue decline at Carrington was primarily the result of lower total student enrollments. Management believes these declines are due to heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students from the levels of a few years ago. The decline in revenue has also resulted in operating losses. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing it focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington is also making targeted investments in enhancing its students’ academic experience. Management believes it is making progress in its turnaround plan and that its planned business and operational strategies will continue to reverse the negative trends in the foreseeable future. Despite a difficult economy, evidence of a recovery in enrollments has been experienced at Carrington where new student enrollments increased over the prior year by 33.3%, 12.7% and 17.5% as of September 2012, December 2012 and March 2013, respectively, and total student enrollments increased by approximately 9% over the prior year as of March 2013. These improvements resulted in increased revenues in the third quarter of fiscal 2013 compared to the same period last fiscal year and, along with cost control efforts, have reduced the operating losses from levels of a year ago in both the quarter and nine months ended March 31, 2013. The revenue and operating results also exceeded internal plans for the nine months ended March 31, 2013. Along with a narrowing programmatic focus, management continues to evaluate Carrington’s online strategy. As a result there is a risk that if future operating improvements are not realized to the extent necessary to increase the long-term value of the Carrington operations all or some of the remaining goodwill and indefinite-lived intangible assets could be impaired in the future. The next annual impairment review will be performed in the fourth quarter of fiscal 2013. The impairment review completed in the fourth quarter of fiscal year 2012 indicated the fair value exceeded the carrying value of the Carrington reporting unit by less than five percent.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of March 31, 2013 (dollars in thousands):

Reporting Unit	As of March 31, 2013
DeVry University	$22,196
Becker Professional Review	32,638
Ross University	237,175
Chamberlain College of Nursing	4,716
Carrington	151,876
American University of the Caribbean	68,321
DeVry Brasil	49,575
Total	$566,497

The table below summarizes goodwill balances by reporting segment as of March 31, 2013 (dollars in thousands):

Reporting Segment:	As of March 31, 2013
Business, Technology and Management	$22,196
Medical and Healthcare	462,088
International, K-12 and Professional Education	82,213
Total	$566,497

Total goodwill increased by $16.5 million from June 30, 2012. This increase is the result of the addition of $16.1 million of goodwill associated with the acquisition of FAVIP and changes in the values of the Brazilian Real and the British Pound Sterling as compared to the U.S. dollar. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in their value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the changes in the carrying amount of goodwill, by segment as of March 31, 2013 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International, K-12 and Professional Education	Total
Balance at June 30, 2012	$22,196	$462,088	$65,677	$549,961
Acquisitions	-	-	16,120	16,120
Foreign currency exchange rate changes and other	-	-	416	416
Balance at March 31, 2013	$22,196	$462,088	$82,213	$566,497

The table below summarizes the indefinite-lived intangible asset balances by reporting unit as of March 31, 2013 (dollars in thousands):

Reporting Unit:	As of March 31, 2013
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Carrington	71,100
American University of the Caribbean	117,100
DeVry Brasil	35,950
Total	$274,107

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

NOTE 9:  RESTRUCTURING CHARGES

During the fourth quarter of fiscal 2012, DeVry implemented an involuntary reduction in force (RIF) that reduced its workforce by approximately 570 positions across all operating segments. This resulted in a pre-tax charge of approximately $7.1 million that primarily represented severance pay and benefits for these employees. This was allocated to the segments as follows: $5.0 million to Business Technology and Management, $2.0 million to Medical and Healthcare and $0.1 million to International, K-12 and Professional Education. During the first and third quarters of fiscal 2013, DeVry recorded additional pre-tax charges of $0.7 million and $1.5 million, respectively, for additional severance pay and benefits related primarily to the Business Technology and Management and Medical and Healthcare segments. Cash payments for the severance charges and restructuring charges were approximately $6.5 million for the nine months ended March 31, 2013. As of March 31, 2013, approximately $1.4 million remains accrued and is expected to be paid by the end of fiscal 2013.

During the second quarter of fiscal year 2013, DeVry consolidated its administrative offices in the Chicagoland area. As a result, the DeVry-owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in the second quarter of fiscal 2013 for a write-down of these assets to fair market value and an expected loss on this asset sale. Also, decisions were made to consolidate facilities at DeVry’s Carrington and DeVry University operating units. These decisions resulted in pre-tax charges of $1.6 million and $0.5 million during the second and third quarters of fiscal 2013, respectively.

NOTE 10:  INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of St. Maarten all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, (in the case of the Medical School), an indefinite period of exemption and (in the case of for the Veterinary School), exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of March 31, 2013 and 2012, cumulative undistributed earnings attributable to international operations were approximately $490.2 million and $395.6 million, respectively.

Taxes on income were 22.0% of pretax income for the third quarter and 23.6% for the first nine months of fiscal year 2013, compared to 29.1% for the third quarter and 30.1% for the first nine months of fiscal 2012.  The decrease in effective income tax rates for the periods ended March 31, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (”CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

DeVry's unrecognized tax benefits, excluding interest and penalties, were $10.6 million as of March 31, 2013 and $11.2 million as of March 31, 2012. All of DeVry’s unrecognized tax benefits as of March 31, 2013, if recognized, would impact the effective tax rate. In March 2013, DeVry completed an examination by the Internal Revenue Service. As a result, DeVry reduced its unrecognized tax benefits by $13.0 million to reflect settlements with the Internal Revenue Service. Management expects that our unrecognized tax benefits will increase by an insignificant amount during the next twelve months.  DeVry’s total accrued interest and penalties were $1.39 million as of March 31, 2013 and $1.23 million as of March 31, 2012. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.

NOTE 11: DEBT

DeVry had no outstanding borrowings under its revolving credit facility at March 31, 2013 and March 31, 2012.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry letters of credit outstanding under this agreement were $14.7 million and $9.3 million as of March 31, 2013 and 2012, respectively. As of March 31, 2013, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of March 31, 2013, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.125% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of March 31, 2013. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education Financial Responsibility Ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with the financial debt covenants as of March 31, 2013.

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

The Boca Raton Firefighters’ and Police Pension Fund filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiff filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiff claimed in the First Amended Complaint that DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting plaintiff leave to file a second amended complaint by May 4, 2012.

On May 4, 2012, the plaintiff again amended its allegations in the Shareholder Case (the “Second Amended Complaint”). The Second Amended Complaint alleged a longer putative class period of October 27, 2007 to August 11, 2011, but narrowed the scope of the alleged fraud significantly as compared to the previous two complaints. Plaintiff focused exclusively on DeVry’s practices for compensating student Admissions Advisors, alleging DeVry misled the market by failing to disclose that its compensation practices violated federal law and by making affirmative misrepresentations that DeVry complied with compensation regulations. The Second Amended Complaint was subsequently corrected to add an additional plaintiff, West Palm Beach Firefighters’ Pension Fund, in response to DeVry’s challenge of plaintiff’s standing to complain about statements DeVry made after plaintiff had purchased its stock.

On July 10, 2012, DeVry filed a Motion to Dismiss the corrected Second Amended Complaint. On March 27, 2013, Judge Grady granted DeVry’s Motion to Dismiss and entered judgment in favor of DeVry and against plaintiffs. Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel. The issue of sanctions is being briefed by the parties and is expected to be complete by May 17, 2013. Once the issue of sanctions is resolved, the March 27, 2013 judgment will be subject to appeal by plaintiffs if they decide to contest the judgment.

Three shareholder derivative cases similar to the Shareholder Case had been filed (“Derivative Actions”), but each has been voluntarily dismissed by the plaintiffs who brought them. Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Illinois Consolidated Action”) were consolidated by court order dated February 9, 2011 but was voluntarily dismissed without prejudice by Order entered January 15, 2013. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). In the wake of Judge Grady’s award of judgment in favor of DeVry in the Shareholder Case, described above, the Dotro shareholder case was voluntarily dismissed without prejudice as well.

Although DeVry believes that the Shareholder Case and the related derivative actions are without merit, the ultimate outcome of pending litigation is difficult to predict. In the event that the plaintiffs in the Shareholder Case decide to appeal the adverse judgment entered against them or the shareholders decide to re-file their related claims, DeVry will vigorously defend any forthcoming litigation based on the same or similar allegations, At this time, DeVry does not expect that the outcome of any such matter or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

In April 2013, DeVry received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and requires DeVry to provide documents relating to these matters for periods on or after January 1, 2002. The Massachusetts demand was issued in connection with an investigation into whether DeVry caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry’s Massachusetts students and requires DeVry to answer interrogatories and to provide documents relating to periods on or after January 1, 2007.  The timing or outcome of the investigations, or their possible impact on DeVry’s business, financial condition or results of operations, cannot be predicted at this time.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before non-controlling interest, income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses. Income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets. The accounting policies of the segments are the same as those described in “Note 2 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Following is a tabulation of business segment information based on the segmentation for each of the three and nine months ended March 31, 2013 and 2012. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Business, Technology and Management	$283,540	$338,790	$848,393	$1,001,959
Medical and Healthcare	175,125	160,483	501,228	461,456
International, K-12 and Professional Education	51,209	41,534	148,233	120,479
Intersegment Revenues	(1,122)	-	(1,122)	-
Total Consolidated Revenues	$508,752	$540,807	$1,496,732	$1,583,894
Operating Income:
Business, Technology and Management	$34,431	$64,667	$98,836	$183,850
Medical and Healthcare	34,635	25,963	86,522	(2,681)
International, K-12 and Professional Education	8,582	7,214	22,210	14,378
Reconciling Items:
Amortization Expense	(2,421)	(2,800)	(7,111)	(7,844)
Depreciation and Other	(1,624)	410	(15,158)	1,372
Total Consolidated Operating Income	$73,603	$95,454	$185,298	$189,075
Interest and Other Income (Expense):
Interest Income	$415	$110	$1,206	$520
Interest Expense	(756)	(650)	(3,006)	(1,653)
Net Gain on Sale of Assets	-	-	-	3,695
Net Interest and Other Income (Expense)	(341)	(540)	(1,800)	2,562
Total Consolidated Income Before Income Taxes	$73,262	$94,914	$183,498	$191,637
Segment Assets:
Business, Technology and Management	$526,705	$676,386	$526,705	$676,386
Medical and Healthcare	1,075,515	1,021,224	1,075,515	1,021,224
International, K-12 and Professional Education	293,693	279,331	293,693	279,331
Corporate	122,073	135,261	122,073	135,261
Total Consolidated Assets	$2,017,986	$2,112,202	$2,017,986	$2,112,202
Additions to Long-lived Assets:
Business, Technology and Management	$10,419	$12,557	$34,638	$36,449
Medical and Healthcare	16,265	7,931	28,722	258,108
International, K-12 and Professional Education	2,380	47,931	39,926	56,861
Corporate	2,080	6,743	8,637	21,617
Total Consolidated Additions to Long-lived Assets	$31,144	$75,162	$111,922	$373,035
Reconciliation to Consolidated Financial Statements
Capital Expenditures	31,144	$29,140	$79,329	$92,167
Increase in Capital Assets from Acquisitions	-	12,822	2,897	47,947
Increase (Decrease) in Intangible Assets and Goodwill	-	33,200	29,696	232,921
Total Increase in Consolidated Long-lived Assets	$31,144	$75,162	$111,922	$373,035
Depreciation Expense:
Business, Technology and Management	$10,978	$9,726	$32,870	$28,244
Medical and Healthcare	5,999	5,426	18,089	16,070
International, K-12 and Professional Education	2,048	1,798	5,804	4,848
Corporate	2,473	2,603	6,954	7,350
Total Consolidated Depreciation	$21,498	$19,553	$63,717	$56,512
Intangible Asset Amortization Expense:
Business, Technology and Management	$-	$-	$-	$-
Medical and Healthcare	1,349	1,631	4,044	4,383
International, K-12 and Professional Education	1,072	1,169	3,067	3,461
Total Consolidated Amortization	$2,421	$2,800	$7,111	$7,844

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts/Nevis, Grand Bahama and St. Maarten, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Europe and Canada, were less than 5% of total revenues for the quarters ended March 31, 2013 and 2012. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenue from Unaffiliated Customers:

Domestic Operations	$401,651	$450,964	$1,194,825	$1,325,618
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	76,607	72,502	225,190	205,791
Brazil	23,531	14,665	66,431	41,191
Other	6,963	2,676	10,286	11,294
Total International	107,101	89,843	301,907	258,276

Consolidated	$508,752	$540,807	$1,496,732	$1,583,894
Long-lived Assets:
Domestic Operations	$732,865	$745,363	$732,865	$745,363
International Operations:
Dominica and St. Kitts/Nevis, St. Maarten	594,904	582,388	594,904	582,388
Brazil	134,182	109,924	134,182	109,924
Other	8,010	9,159	8,010	9,159
Total International	737,096	701,471	737,096	701,471

Consolidated	$1,469,961	$1,446,834	$1,469,961	$1,446,834

No one customer accounted for more than 10% of DeVry's consolidated revenues.

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

The seasonal pattern of DeVry’s enrollments and its educational program starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year. Sequential comparisons are also made in relation to enrollment and other trends.

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

OVERVIEW

DeVry’s financial results for the third quarter of fiscal 2013 reflect a continued revenue decline primarily within DeVry University which resulted in decreased earnings as compared to the prior year. Management believes that it is making progress towards achieving its top priorities of realigning DeVry’s cost structure with student enrollment levels, regaining enrollment growth, and making targeted investments to drive future growth. Operational and financial highlights for the third quarter of fiscal year 2013 include:

•	During the quarter, DeVry made solid progress in aligning its cost structure with its enrollments, and reengineering and redesigning processes across its institutions. Management expects it will realize at least $100 million in total cost and expense savings in fiscal year 2013, primarily at DeVry University, Carrington College and Carrington College California (collectively “Carrington”) and Advanced Academics Inc.

•	DeVry recorded pre-tax restructuring charges totaling $2.0 million. Of these charges, $0.9 million related to severance for DeVry University campus consolidation. The remaining $1.1 million in charges related to the costs of consolidating facilities at Carrington College and severance costs at DeVry Medical International.

•	For the three month period ended March 31, 2013, new student enrollments at Carrington increased 17.5% as compared to the same period last year. This is the third straight quarter of positive new student enrollment growth.

•	For the March 2013 session, total student enrollments at Chamberlain College of Nursing (“Chamberlain”) increased 16.9% to a record 13,235 students as compared to the same session last year.

•	DeVry University received Reaffirmation of Accreditation by the Institutional Actions Council (IAC) of The Higher Learning Commission (HLC) of the North Central Association of Colleges and Schools (NCA). The IAC action continues the accreditation of DeVry University, DeVry College of New York and the University’s Keller Graduate School of Management until 2019.

•	The American Institute of Certified Public Accountants released its 2012 Elijah Watt Sells award winners, honoring candidates with the highest scores on the CPA exam. There were 39 winners, and 37 of them prepared for the exam using Becker course material.

•	During the third quarter, DeVry repurchased a total of 347,280 shares of its common stock under its eight repurchase program at an average cost of $28.18 per share.

•	DeVry’s financial position remained strong, generating $282.4 million of operating cash flow during the first nine months of fiscal year 2013. As of March 31, 2013, cash and marketable securities balances totaled $280.9 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the third quarter and first nine months of fiscal year 2013, DeVry recorded restructuring charges related to the costs to consolidate facilities at Carrington College and DeVry University and for severance at DeVry Medical International. During the first nine months of fiscal 2013, DeVry also recorded restructuring charges for the write-down of land, building and equipment related to its decision to relocate a facility in Wood Dale, Illinois in order to consolidate administrative operations in the Chicagoland area. During the first nine months of fiscal year 2012, DeVry recorded impairment charges related to its Carrington Colleges Group reporting unit. DeVry also recorded a gain from the sale of Becker’s Stalla CFA review operations during the first nine months of fiscal year 2012. The following table illustrates the effects of these restructuring and impairment charges and gain from the sale of assets on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the charges and gain on the sale of assets. DeVry uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months		For the Nine Months
	Ended March 31,		Ended March 31,
	2013	2012	2013	2012
Net Income	$56,821	$67,131	$139,096	$133,480
Earnings per Share (diluted)	$0.88	$1.00	$2.15	$1.96
Restructuring Charges (net of tax)	$1,271	$-	$7,211	$-
Effect on Earnings per Share (diluted)	$0.02	$-	$0.11	$-
Impairment Charges (net of tax)	$-	$-	$-	$55,751
Effect on Earnings per Share (diluted)	$-	$-	$-	$0.82
Gain on Sale of Assets (net of tax)	$-	$-	$-	$(2,216)
Effect on Earnings per Share (diluted)	$-	$-	$-	$(0.03)
Net Income Excluding the Restructuring
Charges, Impairment Charges and
Gain on Sale of Assets	$58,092	$67,131	$146,307	$187,015
Earnings per Share Excluding the
Impairment Charges and Gain on
Sale of Assets (diluted)	$0.90	$1.00	$2.26	$2.74

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the third quarter and first nine months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	47.4%	45.2%	48.6%	45.7%
Student Services and Administrative Expense	37.8%	37.2%	38.3%	37.6%
Restructuring Expenses	0.4%	0.0%	0.8%	0.0%
Asset Impairment Charges	0.0%	0.0%	0.0%	4.7%
Total Operating Costs and Expenses	85.5%	82.3%	87.6%	88.1%
Operating Income	14.5%	17.7%	12.4%	11.9%
Net Interest and Other (Expense) Income	-0.1%	-0.1%	-0.1%	0.2%
Income Before Income Taxes	14.4%	17.6%	12.3%	12.1%
Income Tax Provision	3.2%	5.1%	2.9%	3.6%
Net Income	11.2%	12.4%	9.4%	8.5%
Net Income Attributable to Non-controlling Interest	-0.1%	0.0%	-0.1%	0.0%
Net Income Attributable to DeVry Inc.	11.2%	12.4%	9.3%	8.4%

REVENUES

Total consolidated revenues for the third quarter of fiscal year 2013 of $508.8 million decreased $32.1 million, or 5.9%, as compared to the year-ago quarter. For the first nine months of fiscal year 2013, total consolidated revenues decreased $87.2 million or 5.5% to $1,497 million. For both the third quarter and first nine months of fiscal year 2013, revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in undergraduate and graduate student enrollments and an increase in scholarships. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare and International, K-12 and Professional Education segments as a result of growth in total student enrollments and tuition price increases. In addition, the two most recent additions to DeVry Brasil, Faculdade Boa Viagem (FBV), which was acquired on February 29, 2012, and FAVIP, which was acquired on September 3, 2012, contributed to offsetting the revenue decline during both the quarter and first nine months of the current fiscal year.

Management expects that total revenues will be down for total fiscal year 2013 as compared to fiscal year 2012, driven largely by the continuing effect of declines in new and total student enrollments within DeVry University, partially offset by the increase in new student enrollments experienced at Carrington in the first nine months of fiscal year 2013 and anticipated revenue growth within DeVry’s other educational institutions.

Business, Technology and Management

Business, Technology and Management segment revenues decreased 16.3% to $283.5 million in the third quarter and declined 15.3% to $848.4 million for the first nine months of fiscal year 2013 as compared to the year-ago periods as a result of a decline in undergraduate student enrollments and graduate coursetakers due to lower cyclical demand among the University’s target segment of students, driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree and heightened competition. In addition, an increase in scholarships also contributed to the decline in revenues as compared to the prior year periods. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 16.6% from July 2011 (9,026 students) to July 2012 (7,532 students);

•	Decreased by 8.6% from September 2011 (7,200 students) to September 2012 (6,580 students);

•	Decreased by 15.5% from November 2011 (6,488 students) to November 2012 (5,482 students);

•	Decreased by 4.7% from January 2012 (5,593 students) to January 2013 (5,330 students); and

•	Decreased by 21.2% from March 2012 (6,533 students) to March 2013 (5,146 students).

Undergraduate total student enrollment by term:

•	Decreased by 15.8% from July 2011 (59,966 students) to July 2012 (50,503 students);

•	Decreased by 14.9% from September 2011 (65,933 students) to September 2012 (56,086 students);

•	Decreased by 17.6% from November 2011 (60,103 students) to November 2012 (49,515 students);

•	Decreased by 14.9% from January 2012 (62,435 students) to January 2013 (53,138 students); and

•	Decreased by 16.5% from March 2012 (56,958 students) to March 2013 (47,537 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Decreased by 9.0% from the July 2011 session (21,576 coursetakers) to the July 2012 session (19,635 coursetakers);

•	Decreased by 7.8% from the September 2011 session (23,937 coursetakers) to the September 2012 session (22,072 coursetakers);

•	Decreased by 16.0% from the November 2011 session (23,264 coursetakers) to the November 2012 session (19,540 coursetakers);

•	Decreased by 12.1% from the January 2012 session (24,029 coursetakers) to the January 2013 session (21,131 coursetakers); and

•	Decreased by 18.4% from the March 2012 session (23,366 coursetakers) to the March 2013 session (19,075 coursetakers).

Tuition rates:

•	Effective July 2012, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to six credit hours per session. Tuition is $365 per credit hour for each credit hour in excess of six credit hours. These amounts do not include the cost of course materials and supplies. These tuition rates represent an increase of approximately 1.2% as compared to the summer 2011 session. The impact of this tuition price increase is offset by an increase in the amount of scholarships awarded to DeVry University students.

•	Effective July 2012, Keller Graduate School of Management program tuition per course is $2,298. This represents a weighted average increase of 1.9% compared to the year-ago session.

•	Effective July 2013, DeVry University is freezing both undergraduate and graduate tuition rates for the school year which ends in June 2014. Management believes this will increase interest from potential students and improve persistence among its current students.

•	Management believes the decreases in enrollments were due to lower cyclical demand from the University’s target student segment driven by the prolonged economic downturn, persistent unemployment, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. In addition, management believes heightened competition from both public-sector and private-sector education providers and issues with internal execution contributed to the decreases in DeVry University undergraduate and graduate enrollments. To regain enrollment growth at DeVry University, management’s plan includes channel-focused initiatives, technology improvements and brand awareness. In the high school channel, DeVry is leveraging its array of institutions beyond DeVry University to raise awareness of career paths. Technology-focused efforts include the development of a self-service portal that prospective students can use to streamline the application process. In addition, management made the decision to increase scholarships and grants to help DeVry University’s students achieve their academic goals. DeVry is also exploring methods to increase the flexibility of its programs in order to lower the overall cost of education to its students along with better educating prospective students on the value of a college degree.

Medical and Healthcare

Medical and Healthcare segment revenues increased 9.1% to $175.1 million in the third quarter and increased 8.6% to $501.2 million for the first nine months of fiscal year 2013 as compared to the year-ago periods. For both the third quarter and first nine months of fiscal year 2013, higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and DeVry Medical International (which is composed of Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine (“AUC”)) were the key drivers of the segment revenue growth. Carrington College and Carrington College California (collectively “Carrington”) experienced a decrease in total student enrollment in the June and September terms over the year-ago periods which negatively affected the first nine months of fiscal 2013 revenues; however, total enrollments for the December and March terms increased over the year-ago periods which resulted in higher revenue in the third quarter of fiscal 2013 compared to the year ago quarter. Also, AUC, which was acquired on August 3, 2011, contributed a full nine months of revenue in the current year period as opposed to the eight months contributed in the first nine months of fiscal year 2012. Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below.

DeVry Medical International new student enrollment by term:

•	Increased by 13.6% from May 2011 (566 students) to May 2012 (643 students);

•	Increased by 8.4% from September 2011 (853 students) to September 2012 (925 students); and

•	Increased by 0.3% from January 2012 (601 students) to January 2013 (603 students).

DeVry Medical International total student enrollment by term:

•	Increased by 1.0% from May 2011 (5,885 students) to May 2012 (5,944 students);

•	Increased by 2.1% from September 2011 (6,082 students) to September 2012 (6,209 students); and

•	Increased by 4.9% from January 2012 (6,024 students) to January 2013 (6,318 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 14.7% from July 2011 (1,721 students) to July 2012 (1,974 students);

•	Increased by 52.6% from September 2011 (1,065 students) to September 2012 (1,625 students);

•	Increased by 13.5% from November 2011 (1,868 students) to November 2012 (2,121 students);

•	Increased by 87.8% from January 2012 (1,129 students) to January 2013 (2,120 students); and

•	Decreased by 25.0% from March 2012 (1,801 students) to March 2013 (1,350 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 15.8% from July 2011 (9,374 students) to July 2012 10,852 students);

•	Increased by 20.2% from September 2011 (10,029 students) to September 2012 (12,050 students);

•	Increased by 15.3% from November 2011 (10,619 students) to November 2012 (12,245 students);

•	Increased by 26.0% from January 2012 (10,888 students) to January 2013 (13,714 students); and

•	Increased by 16.9% from March 2012 (11,321 students) to March 2013 (13,235 students).

Carrington new student enrollment by term:

•	Decreased by 19.7% from June 2011 (2,033 students) to June 2012 (1,632 students);

•	Increased by 33.3% from September 2011 (2,548 students) to September 2012 (3,396 students);

•	Increased by 12.7% from December 2011 (1,565 students) to December 2012 (1,763 students); and

•	Increased by 17.5% from March 2012 (2,035 students) to March 2013 (2,391 students).

Carrington total student enrollment by term:

•	Decreased by 25.7% from June 2011 (8,728 students) to June 2012 (6,486 students);

•	Decreased by 8.3% from September 2011 (8,322 students) to September 2012 (7,628 students);

•	Increased by 0.4% from December 2011 (7,379 students) to December 2012 (7,405 students); and

•	Increased by 8.8% from March 2012 (7,309 students) to March 2013 (7,951 students).

Tuition rates:

•	Effective September 2012, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine are $17,675 and $16,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $19,500 per semester for the medical school, and $21,100 per semester for the veterinary school. These tuition rates represent an increase from September 2011 rates of 6.6% and 7.1% for the medical school and 6.3% for the veterinary school. These amounts do not include the cost course materials, supplies, transportation, and living expenses.

•	Effective September 2012, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $17,925 and $20,050, respectively, per semester. These tuition rates represent an increase from the September 2011 rates of 6.1%.

•	Effective July 2012, tuition is $665 per credit hour for students enrolling in one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (BSN) (onsite), Associate Degree in Nursing (ADN) and Licensed Practical Nurse to Registered Nurse (LPN-to-RN) programs. Tuition is $100 per credit hour per session for each credit hour in excess of six credit hours. These effective tuition rates are unchanged as compared to the prior year. These amounts do not include the cost of course materials and supplies.

•	Effective July 2012, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree program. This tuition rate is unchanged from the July 2011 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (MSN) program is $650 per credit hour, which is unchanged from the prior year.

•	On a per credit hour basis, tuition for the Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College as well, depending on the program. Total program tuition at each institution ranges from approximately $13,000 for certificate programs to over $60,000 for some advanced programs.

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Management believes that the historical enrollment increases at DeVry Medical International have resulted from the reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, and steps taken to meet student demand such as adding faculty and classrooms. Though management expects these enrollment trends to continue, heightened competition may adversely affect DeVry Medical International’s ability to continue to attract qualified students to its programs.

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The increase in new student enrollments in the July 2012, September 2012, November 2012 and January 2013 sessions at Chamberlain was attributable to increased conversion rates for its RN-to-BSN online completion program, the addition of new locations in Indianapolis in March 2012 and Atlanta in May, 2012, along with organic growth at existing locations. The new campuses are both co-located with DeVry University. New student enrollment at Chamberlain for the March 2013 term as compared to the March 2012 term was impacted by the realignment of the academic calendar, with September, January and May intakes. As a result there were no onsite enrollments for the March term.

Management believes the declines in total student enrollments experienced at Carrington over the last two years are the result of heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington is also making targeted investments in enhancing its students’ academic experience. These initiatives contributed to the 33%, 12.7% and 17.5% growth in new student enrollments in the September 2012, December 2012 and March 2013 terms, respectively, as well as an increase in total student enrollment in the December 2012 and March 2013 terms.

International, K-12 and Professional Education

International, K-12 and Professional Education segment revenues rose 23.3% to $51.2 million in the third quarter and increased 23.0% to $148.2 million for the first nine months of fiscal year 2013 as compared to the year-ago periods. For both the third quarter and first nine months of fiscal year 2013, DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago period. Revenue growth at DeVry Brasil was primarily the result of the recent acquisitions of FBV, which was acquired on February 29, 2012, and FAVIP, which was acquired on September 3, 2012. Revenue declined at Advanced Academics during the third quarter and first nine months of fiscal year 2013 primarily due to competitive pressures and continuing school district budget constraints. Becker Professional Education revenues increased driven primarily by the contribution of Falcon Physician Reviews (“Falcon”) which was acquired in April, 2012. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:

•	Increased by 2.2% from September 2011 (4,090 students) to September 2012 (4,179 students); and

•	Increased by 2.0% from March 2012 (7,244 students) to March 2013 (7,390 students).

DeVry Brasil total student enrollment by term:

•	Increased by 9.2% from September 2011 (24,135 students) to September 2012 (26,346 students); and

•	Increased by 7.2% from March 2012 (27,133 students) to March 2013 (29,083 students).

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

DeVry’s Cost of Educational Services decreased 1.3% to $241.0 million during the third quarter and grew 0.5% to $727.0 million during the first nine months of fiscal year 2013 as compared to the respective year-ago periods. For the third quarter, lower Costs of Educational Services within DeVry University and Carrington Colleges as a result of savings from cost reduction measures more than offset the increase in costs necessary to support the operations of the growth institutions and from the acquisitions of FBV, which was acquired on February 29, 2012, Falcon, which was acquired on April 3, 2012 and FAVIP, which was acquired on September 3, 2012. These acquisitions also accounted for most of the cost increase during the first nine months of fiscal year 2013. In addition, cost increases were also incurred in both the third quarter and first nine months of fiscal 2013 in support of operating a higher number of campus locations for Chamberlain as compared to the prior year and the need to support continued growth at DeVry Medical International and DeVry Brasil.

As a percentage of revenue, Cost of Educational Services increased to 47.4% in the third quarter of fiscal year 2013 from 45.2% during the prior year period. For the first nine months of fiscal year 2013, Cost of Educational Services increased to 48.6% from 45.7% during the prior year period. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense declined 4.5% to $192.1 million during the third quarter of fiscal year 2013 and decreased 3.9% to $573.0 million during the first nine months of fiscal 2013 as compared to the year-ago periods. The decrease in expenses reflects savings from cost reduction measures (workforce reductions and reduced project spending) and deferred advertising spending. These reductions more than offset the expense growth from the most recent acquisitions of FBV, Falcon, and FAVIP and the increase in costs necessary to support the operations of the growth institutions. Amortization of finite-lived intangible assets in connection with acquisitions of businesses declined slightly during the third quarter and first nine months of fiscal year 2013 as compared to the year-ago period. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 37.8% in the third quarter of fiscal year 2013 as compared to 37.2% in the year-ago quarter. For the first nine months of fiscal year 2013, Student Services and Administrative Expense increased to 38.3% from 37.6% during the prior year period. The increase in the third quarter and first nine months of fiscal 2013 was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington.

Restructuring Expenses

DeVry made decisions to consolidate facilities at its Carrington and DeVry University educational institutions. This resulted in pre-tax charges of $1.4 million and $3.0 million for the third quarter and first nine months of fiscal 2013, respectively. During the second quarter of fiscal year 2013, DeVry consolidated its administrative offices in the Chicagoland area. As a result, a DeVry owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in the first nine months of fiscal 2013 for a write-down of assets to fair market value and an expected loss on this asset sale. Also, during the third quarter of fiscal 2013, a decision was made to restructure positions at the DeVry Medical International. This resulted in a pre-tax charge of $0.6 million. DeVry expects to save approximately $3 million annually as a result of these actions.

OPERATING INCOME

Total consolidated operating income for the third quarter of fiscal year 2013 of $73.6 million decreased 22.9% as compared to the prior year quarter. For the first nine months of fiscal year 2013, total consolidated operating income of $185.3 million decreased 2.0% as compared to the prior year period. Revenue declines at DeVry University for both reporting periods of fiscal 2013 and at Carrington Colleges for the first nine months of fiscal 2013 contributed to the decline in operating income for those periods and more than offset the increases in revenue resulting from recent acquisitions and growth in other institutions. The revenue decline was partially offset by the decrease in expenses from cost reduction measures, as discussed above. The operating income decline was limited to the Business, Technology and Management segment. The decrease in operating income for the first nine months of fiscal year 2013 would have been greater without a $75.0 million non-cash asset impairment charge recorded in the first nine months of fiscal 2012. Excluding this charge, total consolidated operating income for the first nine months of fiscal year 2013 decreased 29.8% as compared to the prior year period.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 46.8% to $34.4 million during the third quarter of fiscal year 2013, and declined 46.2% to $98.8 million during the first nine months of fiscal year 2013 as compared to the year-ago periods. The decrease in operating income was the result of lower revenue and decreased operating leverage. Total segment expenses for the third quarter of fiscal 2013 decreased 9.1% as compared to the year-ago quarter and declined 8.4% in the first nine months of fiscal 2013 as compared to year ago period, as a result of savings from cost reduction measures, as discussed above. Management continues to mitigate the effects of this challenging environment by better aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs.

Medical and Healthcare

Medical and Healthcare segment operating income increased 33.4% to $34.6 million during the third quarter of fiscal year 2013 as compared to the prior year quarter. For the first nine months of fiscal year 2013, the Medical and Healthcare segment recorded operating income of $86.5 million as compared to an operating loss of $2.7 million in the year-ago period. The increase in operating income in the third quarter was primarily the result of increased operating income at Chamberlain, Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine. The operating loss at Carrington also declined in the third quarter as compared to the year ago period. The largest single driver of the increase in operating income for the first nine months of fiscal year 2013 was the $75.0 million non-cash asset impairment charge recorded in the first nine months of fiscal 2012. Excluding this charge, total consolidated operating income for the first nine months of fiscal year 2013 increased 23% as compared to the prior year period. This increase in operating income in the first nine months of fiscal 2013 was primarily the result of increased operating income at Chamberlain, Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine. The operating loss at Carrington also declined in the first nine months of fiscal 2013 as compared to the year ago period.

International, K-12 and Professional Education

International, K-12 and Professional Education segment operating income increased 19.0% to $8.6 million during the third quarter of fiscal year 2013, and grew 54.5% to $22.2 million during the first nine months of fiscal year 2013 as compared to the year-ago periods. The improved operating results were driven primarily by increased operating leverage within Professional Education and DeVry Brasil.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income was relatively unchanged during the third quarter and first nine months of fiscal year 2013 as compared to the year-ago periods.

Interest expense increased slightly during the third quarter and first nine months of fiscal year 2013 as compared to the year-ago periods. The increase in interest expense was attributable to interest accreted on earn-outs and installment payments related to the acquisition of FBV.

INCOME TAXES

Taxes on income were 22.0% of pretax income for the third quarter and 23.6% for the first nine months of fiscal year 2013, compared to 29.1% for the third quarter and 30.1% for the first nine months of fiscal 2012.  The decrease in the effective income tax rates for the periods ended March 31, 2013 relative to the prior year resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (”CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, AUC School of Medicine BV (AUC) incorporated under the laws of St. Maarten, and DeVry Brasil incorporated under the laws of Brazil all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, (in the case of the Medical School), an indefinite period of exemption and (in the case of for the Veterinary School), exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools, AUC and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a provision for the payment of U.S. income taxes on these earnings.

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

At March 31, 2013, total accounts receivable, net of related reserves, were $194.4 million, compared to $254.7 million at March 31, 2012. The decrease in net accounts receivable was attributable to the revenue declines at DeVry University and Carrington. This decrease was partially offset with increases in net accounts receivable from to the acquisitions of FBV and FAVIP.

Financial Aid

DeVry is highly dependent upon the timely receipt of federal financial aid funds. Financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) provides the authority for the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially adversely affected. Please see “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 for a discussion of student financial aid related risks.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. Once the financial aid authorization and disbursement process for a particular student is completed, the restricted funds may be transferred to unrestricted accounts and become available for DeVry to use in current operations. This process generally occurs during the academic term for which such funds have been authorized. At March 31, 2013, cash in the amount of $7.2 million was held in restricted bank accounts, compared to $13.2 million at March 31, 2012. This decrease is a result in a change in the timing of the receipt of financial aid due to the move to a new student centric academic calendar at DeVry University and Chamberlain where students may start an academic term at any of six times during the year.

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

Cash from Operations

Cash generated from operations in the first nine months of fiscal year 2013 was $282.4 million, compared to $355.1 million in the year-ago period. Although net income increased $6.3 million from the year-ago period, the decrease in cash flow from operations occurred partially due to a $75.0 million non-cash asset impairment charge in the prior fiscal year. Also, the decrease in cash flow from operations was due in part to changes in net accounts receivable, deferred tuition revenue, advanced tuition payments and restricted cash of $101.7 million as compared to the prior year. This decrease is a result in a change in the timing of student billing due to the move to a new student centric academic calendar at DeVry University and Chamberlain where students may start an academic term at any of six times during the year. These decreases in operating cash flows were partially offset by changes in levels of prepaid expenses, accounts payable and accrued expenses which resulted in a $78.8 million greater source of cash as compared to the prior year. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles. Finally, realized and unrealized gains and losses on the sale or disposal of assets increased operating cash flow by $10.8 million as compared to the prior year.

Cash Used in Investing Activities

Capital expenditures in the first nine months of fiscal year 2013 were $79.3 million compared to $92.2 million in the year-ago period. The decrease in capital spending was driven by a focus on capital deployment and a delay in spending on projects. Management anticipates full year fiscal 2013 capital spending to be in the range of $125 to $135 million.

On September 3, 2012, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A) (DeVry Brasil), a subsidiary of DeVry, acquired the stock of Faculdade do Vale do Ipojuca (“FAVIP”).  Under the terms of the agreement, DeVry Brasil paid approximately $30.3 million in cash in exchange for the stock of FAVIP. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should FAVIP receive university center status.

DeVry maintains an 83.5 percent ownership interest in DeVry Brasil with the remaining 16.5 percent owned by the current DeVry Brasil management group. Beginning January 2013, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry. DeVry intends on exercising its rights under this call option before the end of fiscal 2013. The value of this call option is currently recorded at $9.0 million.

Cash Used in Financing Activities

During the first nine months of fiscal year 2013, DeVry repurchased a total of 2,016,998 shares of its stock, on the open market, for approximately $48.4 million under its share repurchase programs. As of March 31, 2013, the total remaining authorization under the eighth repurchase program was $85.3 million. This latest share repurchase program was authorized by the Board of Directors on August 29, 2012. It will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2014. The timing and amount of any future repurchases will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

DeVry’s Board of Directors declared a dividend on November 7, 2012 of $0.17 per share to common stockholders of record as of November 30, 2012. The total dividend of $10.9 million was paid on December 19, 2012.

DeVry’s consolidated cash balances of $278.0 million at March 31, 2013, included approximately $129.0 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international institutions and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded to $550 million at the option of DeVry. For the first nine months of fiscal year 2013, cash flows from domestic operating activities were approximately $194.2 million which when added to DeVry’s beginning of the year domestic cash balances, was sufficient to fund $49.9 million of domestic capital investment, pay dividends of $20.7 million and fund $48.4 million of common stock repurchases, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Agreement

DeVry maintains a revolving credit facility which expires on May 5, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. As of March 31, 2013, there were no outstanding borrowings under this agreement. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $14.7 million as of March 31, 2013.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a Department of Education Financial Responsibility Ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of March 31, 2013.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first nine months of fiscal year 2013. DeVry had no open derivative positions at March 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2013, the FASB issued authoritative guidance updating disclosure requirements for Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The guidance will be effective for our interim and annual reporting period beginning July 1, 2013. Application of this guidance will not have a material effect on DeVry’s consolidated financial statements.

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

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 8.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 6.0% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry’s U.S. based subsidiaries, changes in the value of Brazil’s currency are unlikely to have a material effect on DeVry’s results of operations; however, the volatility of the Brazilian Real during fiscal 2012 resulted in a $24 million charge to Accumulated Other Comprehensive Income in fiscal 2012. A gain of approximately $0.3 million was recognized in Accumulated Other Comprehensive Income for the first nine months of fiscal 2013. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $2.2 million.

The interest rate on DeVry’s revolving credit facility is based upon the prime rate or LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At March 31, 2013, DeVry had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the third quarter of fiscal year 2013 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

The Boca Raton Firefighters’ and Police Pension Fund filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry common stock between October 25, 2007, and August 13, 2010. Plaintiff filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiff claimed in the First Amended Complaint that DeVry, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry’s student enrollment and revenues and artificially inflating DeVry’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting plaintiff leave to file a second amended complaint by May 4, 2012.

On May 4, 2012, the plaintiff again amended its allegations in the Shareholder Case (the “Second Amended Complaint”). The Second Amended Complaint alleged a longer putative class period of October 27, 2007 to August 11, 2011, but narrowed the scope of the alleged fraud significantly as compared to the previous two complaints. Plaintiff focused exclusively on DeVry’s practices for compensating student Admissions Advisors, alleging DeVry misled the market by failing to disclose that its compensation practices violated federal law and by making affirmative misrepresentations that DeVry complied with compensation regulations. The Second Amended Complaint was subsequently corrected to add an additional plaintiff, West Palm Beach Firefighters’ Pension Fund, in response to DeVry’s challenge of plaintiff’s standing to complain about statements DeVry made after plaintiff had purchased its stock.

On July 10, 2012, DeVry filed a Motion to Dismiss the corrected Second Amended Complaint. On March 27, 2013, Judge Grady granted DeVry’s Motion to Dismiss and entered judgment in favor of DeVry and against plaintiffs. Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel. The issue of sanctions is being briefed by the parties and is expected to be complete by May 17, 2013. Once the issue of sanctions is resolved, the March 27, 2013 judgment will be subject to appeal by plaintiffs if they decide to contest the judgment.

Three shareholder derivative cases similar to the Shareholder Case had been filed (“Derivative Actions”), but each has been voluntarily dismissed by the plaintiffs who brought them. Two of the Derivative Actions were filed in the Circuit Court of Cook County, Illinois, Chancery Division: DeVry shareholder Timothy Hald filed a derivative complaint on behalf of DeVry on January 3, 2011 (Hald v. Hamburger et al., Case No. 11 CH 0087) and Matthew Green (also a DeVry shareholder) filed a derivative complaint on behalf of DeVry on January 7, 2011 (Green v. Hamburger et al., Case No. 11 CH 0770). The Hald and Green cases (the “Illinois Consolidated Action”) were consolidated by court order dated February 9, 2011 but was voluntarily dismissed without prejudice by Order entered January 15, 2013. Maria Dotro, another DeVry shareholder, filed a third derivative complaint on DeVry’s behalf in the Delaware Court of Chancery on March 11, 2011 (Dotro v. Hamburger et al., Case No. 6263). In the wake of Judge Grady’s award of judgment in favor of DeVry in the Shareholder Case, described above, the Dotro shareholder case was voluntarily dismissed without prejudice as well.

Although DeVry believes that the Shareholder Case and the related derivative actions are without merit, the ultimate outcome of pending litigation is difficult to predict. In the event that the plaintiffs in the Shareholder Case decide to appeal the adverse judgment entered against them or the shareholders decide to re-file their related claims, DeVry will vigorously defend any forthcoming litigation based on the same or similar allegations, At this time, DeVry does not expect that the outcome of any such matter or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

In April 2013, DeVry received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and requires DeVry to provide documents relating to these matters for periods on or after January 1, 2002. The Massachusetts demand was issued in connection with an investigation into whether DeVry caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry’s Massachusetts students and requires DeVry to answer interrogatories and to provide documents relating to periods on or after January 1, 2007.  The timing or outcome of the investigations, or their possible impact on DeVry’s business, financial condition or results of operations, cannot be predicted at this time.

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

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At March 31, 2013, intangible assets from business combinations totaled $292.1 million, and goodwill totaled $566.5 million. Together, these assets equaled approximately 43% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $292.1 million of intangible assets and up to $566.5 million of goodwill.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity

Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2013	121,548	$24.31	121,548	$92,086,620
February 2013	109,972	$29.59	109,972	88,832,826
March 2013	115,760	$30.90	115,760	85,255,994
Total	347,280	$28.18	347,280	$85,255,994

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $85,255,994 million as of March 31, 2013.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2013	-	$-	N/A	N/A
February 2013	4,291	$30.80	N/A	N/A
March 2013	-	$-	N/A	N/A
Total	4,291	$30.80	N/A	N/A

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

DeVry Inc.

Date: May 3, 2013	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President, Chief Financial Officer (Principal Financial Officer) and Treasurer

Date: May 3, 2013	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit

10.1	Form of Stock Appreciation Rights Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 13, 2013)

10.2	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated February 13, 2013)

31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended (filed herewith)

32	Certification Pursuant to Title 18 of the United States Code Section 1350 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

