Form 10-K
period 2013-06-30
DEVRY INC
filed 2013-08-29
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2013

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

December 31, 2012 - $1,473,932,212

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

August 20, 2013 — 62,978,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2013, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Inc.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2013

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, including those that affect DeVry’s expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Inc. or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry’s results are described more fully in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.” The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-K. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we are not under any obligation to update any forward-looking information—whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW OF DEVRY INC.

DeVry Inc. (“DeVry”) is a global provider of educational services and the parent organization of Advanced Academics, American University of the Caribbean School of Medicine, Becker Professional Education, Carrington College and Carrington College California, Chamberlain College of Nursing, DeVry Brasil, DeVry University, Ross University School of Medicine and Ross University School of Veterinary Medicine. These institutions offer a wide array of programs in business, healthcare and technology and serve students in secondary through postsecondary education as well as accounting and finance professionals. DeVry's purpose is to empower its students to achieve their educational and career goals.

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

Vision and Strategy

DeVry’s vision is to become a leading global provider of career-oriented educational services. DeVry will create value for society and all of its stakeholders by offering superior, responsive educational programs that are supported by exceptional services to its students, and delivered with integrity and accountability. In achieving this vision, DeVry is proud to play a vital role in expanding access to higher education along with other institutions in the public, independent and private sectors.

To attain this vision, DeVry will continue to strive to achieve superior student outcomes by providing high quality education and student services; continue to grow and diversify into new program areas, levels and geographies; and build high-quality brands and infrastructure to compete in an increasingly competitive market.

DeVry’s Educational Institutions

DeVry University, founded by Dr. Herman DeVry in 1931, provides high-quality, career-oriented associate, bachelor’s and master’s degree programs in technology; science; business; and the arts. DeVry University is one of the largest private, degree-granting, regionally accredited, higher education systems in the United States with undergraduate and graduate degree programs offered on campus and online. Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management. DeVry University comprises DeVry’s Business, Technology and Management segment.

Ross University School of Medicine, which was founded in 1978, is one of the world’s largest providers of medical education. Ross University School of Medicine is located in the Caribbean country of Dominica with a location in Freeport, Grand Bahama. Ross University School of Medicine has graduated more than 10,000 physicians.

Ross University School of Veterinary Medicine, which was founded in 1982, is located in St. Kitts and has graduated more than 3,000 veterinarians. DeVry acquired the parent organization of Ross University School of Medicine and Ross University School of Veterinary Medicine in May 2003.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry in 2005. Chamberlain offers pre-licensure associate and bachelor’s degree programs in nursing at thirteen campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing online.

Carrington College, formerly Apollo College, was founded in 1976, and prepares students for careers in healthcare through certificate and associate and degree programs.

Carrington College California, formerly Western Career College, was founded in 1967, and prepares students for careers in healthcare through certificate and associate degree programs. DeVry acquired the parent organization of Carrington College and Carrington College California in September 2008.

American University of the Caribbean School of Medicine, which was founded in 1978 and acquired by DeVry in August 2011, provides its students with high quality medical education. American University of the Caribbean School of Medicine is located in the country of St. Maarten and has graduated over 5,000 physicians.

Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain, Carrington College and Carrington College California, and American University of the Caribbean School of Medicine comprise DeVry’s Medical and Healthcare segment.

DeVry Brasil, based in Fortaleza, Ceará, Brazil, is comprised of six institutions: Fanor, Ruy Barbosa, ÁREA1, Faculdade Boa Viagem (“FBV”), Faculdade do Vale do Ipojuca (“Favip”) and Faculdade Diferencial Integral (“Facid”). These schools operate eleven campus locations in the cities of Salvador, Fortaleza, Recife, Caruaru and Teresina and offer undergraduate and graduate programs focused in business management, health, law and engineering. DeVry acquired a majority ownership in Fanor, Ruy Barbosa and ÁREA1 on April 1, 2009. FBV was acquired on February 29, 2012, and Favip was acquired on September 3, 2012. FACID was acquired on July 1, 2013, and its operations will be integrated into DeVry Brasil beginning in fiscal 2014. These acquisitions expand further DeVry Brasil’s presence and program offerings in Northeast Brazil.

Becker Professional Education, founded in 1957 as the Becker CPA review and acquired by DeVry in 1996, is a global leader in professional education serving the accounting, finance, project management, and healthcare professions. Becker prepares candidates for the Certified Public Accountant (CPA), Association of Chartered Certified Accountants (ACCA), Chartered Institute of Management Accountants (CIMA), Diploma in International Financial Reporting, Project Management Professional (PMP), United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX) certification examinations and offers continuing professional education programs and seminars. Classes are taught in more than 300 locations, including sites in 40 foreign countries and DeVry University teaching sites. In April 2011, Becker Professional Education acquired ATC International, a leading provider of professional accounting and finance training from centers in Central and Eastern Europe as well as Central Asia. On April 2, 2012, Becker Professional Education completed the acquisition of Falcon Physician Reviews which provides comprehensive review programs for today’s physicians in training.

DeVry Brasil and Becker Professional Education comprise DeVry’s International and Professional Education segment.

Advanced Academics, founded in 2000 and acquired by DeVry in 2007, partners with schools and districts throughout the United States to deliver customizable online learning solutions for middle and high school education. Management has determined that the market in which Advanced Academics operates no longer aligns with DeVry’s long-term strategic plan and management is in the process of divesting Advanced Academics. As such, the assets of Advanced Academics Inc. (“AAI”) are considered “held for sale” and the operations of AAI are considered “discontinued operations” as of June 30, 2013. This is further discussed in the “Management Discussion and Analysis” section of this Form 10-K as well as in Note 2-“Assets and Liabilities of Business Held for Sale and Discontinued Operations” to the Consolidated Financial Statements.

The following tables provide the percentage of enrollment by both degree and program for DeVry’s U.S. postsecondary educational institutions.

	Percent of Enrollment by Degree			Percent of Enrollment by Program
	Fall	Fall		Fall	Fall
	2012	2011		2012	2011
Doctoral	5.4%	4.8%	Technology	24.3%	25.8%
Master's	20.2%	20.6%	Business	41.3%	45.0%
Bachelor's	56.2%	55.5%	Medical and Health	32.3%	27.5%
Associate	13.5%	14.0%	Other	2.2%	1.7%
Certificate	4.7%	5.1%

Financial and descriptive information about DeVry’s operating segments is presented in Note 16, “Segment Information,” to the Consolidated Financial Statements. Unless indicated, or the context requires otherwise, references to years refer to DeVry’s fiscal years then ended.

DEVRY UNIVERSITY

The mission of DeVry University is to foster student learning through high-quality, career-oriented education integrating technology, science, business and the arts. DeVry University strives to produce best-in-class career outcomes while providing exceptional student care and attention. The university delivers real-world degrees with speed and flexibility by offering practitioner-oriented undergraduate and graduate programs onsite and online to meet the needs of a diverse and geographically dispersed student population. DeVry University programs are designed to produce a strong return on the student’s educational investment.

Curriculum

DeVry University’s academic structure is organized within five colleges.

•	The College of Business & Management, which includes Keller Graduate School of Management
•	The College of Engineering & Information Sciences
•	The College of Health Sciences
•	The College of Liberal Arts & Sciences, which includes the School of Education
•	The College of Media Arts & Technology

This structure provides flexibility for future curricula. Degree programs are offered in the following areas:

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology
Bachelor’s Degree	Associate Degree	Associate Degree
Communications	Electroneurodiagnostic Technology	Web Graphic Design
Justice Administration	Health Information Technology	Bachelor’s Degree
Master’s Degree (School of Education)	Bachelor’s Degree	Multimedia Design & Development
Education	Clinical Laboratory Science
Educational Technology	Healthcare Administration

College of Business & Management	Keller Graduate School of Management	College of Engineering & Information Sciences
Associate Degree	Master’s Degree	Associate Degree
Accounting	Accounting	Electronics & Computer Technology
Bachelor’s Degree	Accounting & Financial	Network Systems Administration
Accounting	Management	Bachelor’s Degree
Business Administration	Business Administration	Biomedical Engineering Technology
Management	Information Systems Management	Computer Engineering Technology
Technical Management	Human Resource Management	Computer Information Systems
Master’s Degree	Project Management	Electronics Engineering Technology
Accounting & Financial Management	Public Administration	Game & Simulation Programming
Business Administration Human Resource Management	Network and Communications Management	Network and Communications Management
Project Management		Master’s Degree
Public Administration		Electrical Engineering
Information Systems Management
Network & Communications Management

Students access these degree and certificate programs through a system in the United States of more than 90 locations as of June 30, 2013, as well as through DeVry University’s online delivery platform.

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

Academic Calendar

DeVry University operates on a uniform academic calendar for both the undergraduate and graduate degree programs across all methods of educational delivery — onsite and online. The calendar consists of six sessions each comprised of eight-week periods.

Online Delivery and Technology

DeVry University has offered online graduate programs since September 1998, and online undergraduate programs since 2001. Our online course offerings have increased significantly since 1998, and we expect to continue to add online programs and concentrations in the future. By offering courses online, we can better serve students whose schedules or personal circumstances prevent them from attending classes in person, optimize use of classroom space, as well as supporting instruction with new and emerging technologies.

The majority of DeVry University’s online students are non-traditional or working adults attracted by the quality, inherent flexibility and convenience of the program delivery format. Non-traditional learners are considered to be those other than recent high-school graduates. We also have many students who “mix and match” onsite and online courses to best meet their individual needs and schedules.

In addition to our online degree programs, many undergraduate and graduate courses are taught using an integrated learning system, or “blended learning model,” that incorporates both onsite and instructor-guided online activities.

Enrollment Trends

New student undergraduate enrollment in July 2013 session decreased 24.7% to 5,674 students as compared to the prior year. Total undergraduate enrollment in July 2013 was 42,374 students, a decrease of 16.1% compared to 50,503 in the previous summer. There were 13,281 total students for the July 2013 session in DeVry University’s graduate programs, including its Keller Graduate School of Management, representing a decrease of 19.0% from the prior year.

The following table provides historical enrollment data for DeVry University’s undergraduate programs including both onsite and online students.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	7,532	6,580	5,482	5,330	5,146	4,616
Total Students	50,503	56,086	49,515	53,138	47,537	48,842

	% Change Over Prior Year
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	(16.6)%	(8.6)%	(15.5)%	(4.7)%	(21.2)%	(19.4)%
Total Students	(15.8)%	(14.9)%	(17.6)%	(14.9)%	(16.5)%	(18.7)%

	DeVry University Undergraduate Student Enrollment Fiscal Year 2012
Term	July 2011	September 2011	November 2011	January 2012	March 2012	May 2012
New Students	9,026	7,200	6,488	5,593	6,533	5,730
Total Students	59,966	65,933	60,103	62,435	56,958	60,044

	% Change Over Prior Year
Term	July 2011	September 2011	November 2011	January 2012	March 2012	May 2012
New Students	(33.8)%	(28.4)%	(19.8)%	(22.5)%	(17.3)%	(14.3)%
Total Students	(6.5)%	(9.9)%	(13.3)%	(14.9)%	(15.5)%	(14.7)%

The following table provides historical coursetaker enrollment for DeVry University’s graduate programs including its Keller Graduate School of Management.

	DeVry University Graduate Coursetakers
Fiscal Year	July	September	November	January	March	May
2013	19,635	22,072	19,540	21,131	19,075	18,836
2012	21,576	23,937	23,264	24,029	23,366	22,732

	% Change Over Prior Year
Fiscal Year	July	September	November	January	March	May
2013	(9.0)%	(7.8)%	(16.0)%	(12.1)%	(18.4)%	(17.1)%
2012	1.9%	2.3%	0.3%	(3.0)%	(4.3)%	(4.5)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Population trends

The total postsecondary student population can be thought of as two categories of students: career-launchers, who are primarily traditional college-age students; and career-enhancers, who are primarily working adults.

According to the U.S. Department of Education, between 2000 and 2011, the latest period for which data are available, enrollment in degree-granting institutions increased by 37%, from 15.3 million to 21.0 million. Much of the enrollment growth was in full-time enrollment; the number of full-time students rose 44%, while the number of part-time students grew 27%. Enrollment increases may be affected both by population growth and by rising rates of individuals inspired to attend college. Between 2000 and 2010, the number of 18- to 24-year olds increased from 27.3 million to 30.7 million, and the percentage of 18- to 24-year olds enrolled in college rose from 35% in 2000 to 42% in 2011.

According to the National Center for Education Statistics (“NCES”), in recent years the percentage increase in the number of students age 25 and over has been larger than the percentage increase in the number of younger students, and this pattern is expected to continue. Between 2000 and 2011, the enrollment of students under age 25 increased by 35%. Enrollment of students 25 and over rose 41% during the same period. From 2011 to 2021, NCES projects a rise of 13% in enrollments of students under age 25, and a rise of 14% in enrollments of students 25 and over. Many external forces have combined to inspire older students to attend college today: the development of today’s knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and a growing recognition of the importance of lifelong learning.

The NCES estimates that in 2011 approximately 42.3% of all college students were at least 25 years old. More than half of DeVry University’s undergraduate students are at least 25 years old. Projections indicate that the percentage of this age group attending college will remain above 40% until 2021. The Bureau of Labor Statistics projects that through 2010, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow nearly twice as fast as those not requiring such education.

Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Census Bureau, in 2011 (the most recent date for which data are available), the average income of U.S. employees with a bachelor’s degree was approximately $64,396 which was nearly 77% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.

Despite growing demand for education in the workforce, the overall postsecondary student population declined slightly in fall 2011. DeVry University’s enrollment declined at a greater rate. Management believes the decreases in enrollments are driven primarily by the negative impact on student decision making of the lack of confidence in the job market, the prolonged economic downturn and persistent unemployment, resulting in a reduction of interest from potential students. In addition, management believes heightened competition also is contributing to the decreases in enrollments.

DeVry University’s student body is diverse and many come from lower income families, or are the first in their family to attend college. Some DeVry University campuses rank near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined.

Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2012	Fall 2011
Undergraduate	74.7%	74.5%
Graduate	25.3%	25.5%

Age	Fall 2012	Fall 2011
24 and Under	22.4%	23.1%
25 - 39	54.6%	54.2%
40 and Over	22.9%	22.7%

Gender	Fall 2012	Fall 2011
Male	52.8%	53.0%
Female	47.2%	47.0%

Race/Ethnicity	Fall 2012	Fall 2011
White	36.9%	38.5%
Black or African American	23.5%	26.9%
Hispanic (of any race)	13.8%	14.2%
Asian	4.6%	4.7%
American Indian or Alaska Native	0.6%	0.5%
Non-resident Alien	2.6%	1.8%
Two or More Races	1.0%	1.4%
Native Hawaiian or Other Pacific Islander	0.6%	0.6%
Race/Ethnicity Unknown	16.4%	11.4%

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

Together, the three schools had 5,800 students enrolled in the May 2013 semester.

Ross University School of Medicine

Since 1978, Ross University School of Medicine has been providing high quality medical education to prospective physicians. Ross University School of Medicine has graduated over 10,000 physicians during its three decades of service, and these graduates practice medicine in the US, Canada and Puerto Rico. The mission of Ross University School of Medicine is to prepare highly dedicated students to become effective, successful physicians. Ross University School of Medicine accomplishes this by focusing on imparting the knowledge, skills, and values required for its students to establish a successful and satisfying career as a physician.

Ross medical students complete a four-semester (approximately 16 months) Foundations of Medicine curriculum in modern classrooms and laboratories at a campus located in Dominica. The four semesters are followed by a one-semester course entitled Advanced Introduction to Clinical Medicine at the Dominica campus, the Ross clinical location in Miami or at an affiliated hospital facility in Saginaw, Michigan. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of the 10-semester program by participating in clinical rotations under Ross University direction, and conducted at 49 affiliated teaching hospitals or medical centers affiliated with accredited medical education programs in the United States, Canada and United Kingdom.

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

Ross University School of Veterinary Medicine

Since its founding in 1982, Ross University School of Veterinary Medicine has graduated more than 3,000 veterinarians. The mission of Ross University School of Veterinary Medicine is to prepare highly dedicated students to become effective, successful veterinarians in the United States.

Ross veterinary students complete a seven-semester pre-clinical curriculum in a technologically advanced campus in St. Kitts. This program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, Ross veterinary students enter a clinical clerkship lasting approximately 48 weeks under Ross University direction at one of more than 20 affiliated U.S. Colleges of Veterinary Medicine. At both the Medical and Veterinary schools, students are introduced to clinical experiences and clinical skills early in their respective curriculums.

American University of the Caribbean School of Medicine

On August 3, 2011, DeVry acquired the American University of the Caribbean School of Medicine (“AUC”) which was founded in 1978. AUC confers the Doctor of Medicine degree and its campus is located in the country of St. Maarten. Over 5,000 graduates have received AUC M.D. degrees and are licensed and practicing medicine throughout the world.

AUC medical students complete a two-year basic sciences program taught at AUC’s St. Maarten campus, followed by two years of clinical sciences taught at affiliated hospitals in the United States and England. AUC’s educational program is comparable to the educational programs offered at U.S. medical schools.

The acquisition of AUC was consistent with DeVry's growth and diversification strategy, increasing its presence in high quality medical and healthcare education and expanding its academic offerings at the post-baccalaureate level. DeVry was attracted to AUC because of its highly regarded faculty, commitment to academic excellence, and an accomplished network of alumni. In addition, AUC has strong partnerships with residency placement hospitals across the United States.

The following table provides historical enrollment data for DeVry Medical International.

	DeVry Medical International New Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2013	925	603	518	8.4%	0.3%	(19.4)%
2012	853	601	643	22.9%	(20.5)%	13.6%

	DeVry Medical International Total Students
	Enrollment			% Change Over Prior Year
Fiscal Year	September	January	May	September	January	May
2013	6,209	6,318	5,800	2.1%	4.9%	(2.4)%
2012	6,082	6,024	5,944	6.3%	1.0%	1.0%

For students who started in the 2012-2013 academic year, the average Ross medical student is 26 years old — two years older than the U.S. medical school average — and the student population is approximately 54% male. For AUC, the average student is 25 years old – and the student population is 61% male. The average Ross veterinary student also is 25 years old — one year older than the U.S. veterinary school average — and the student population is approximately 77% female. Most Ross students are either citizens or permanent residents of the United States and Canada.

Chamberlain College of Nursing

DeVry acquired Chamberlain College of Nursing in March 2005. Founded as Deaconess College of Nursing in 1889, Chamberlain offers programs in nursing education leading to one of four degrees: Associate Degree in Nursing (“ADN”) – (available at Columbus, Ohio campus), Bachelor of Science in Nursing degree (“BSN”) (including both the on-site three year BSN and the online RN to BSN Degree Completion Option), Master of Science in Nursing degree (“MSN”) which is offered online, or the Doctor of Nursing Practice degree (“DNP”) which is also offered online. Twelve of Chamberlain’s thirteen campuses are co-located with DeVry University locations, which allows for efficiencies in shared resources. Chamberlain had 13,953 students enrolled in the May 2013 term, an increase of 24.4% over the prior year.

Chamberlain provides a superior nursing education experience distinguished by academic excellence, innovation, integrity and world class service.  Chamberlain is committed to graduating extraordinary nurses who are empowered to transform healthcare.

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

Chamberlain’s degree programs provide nursing skills training and general education. Pre-licensure students complete clinical training at hospitals or other healthcare facilities. Chamberlain has developed numerous partnerships with hospitals and other healthcare facilities for this purpose. In addition, Chamberlain provides robust, hands-on instruction utilizing high-fidelity human simulators and medical scenarios enacted in a simulated hospital environment.

The online master’s degree program offers four specialty tracks: Educator Specialty Track, Executive Specialty Track, Informatics Specialty Track, and Healthcare Policy Specialty Track. The program is 36 credit hours and is designed to take approximately two years of part-time study. Management courses are taught through Keller Graduate School of Management.

The online doctor of nursing practice degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (AACN).  The program is 30 credit hours and can be completed in 5 semesters of study.

During calendar year 2012, Chamberlain students sitting for the National Council Licensure Examination (NCLEX) had an overall pass rate of 92 percent.

The following table provides historical enrollment data for Chamberlain, including both onsite and online students.

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	1,974	1,625	2,121	2,120	1,350	2,283
Total Students	10,852	12,050	12,245	13,714	13,235	13,953

	% Change Over Prior Year
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	14.7%	52.6%	13.5%	87.8%	(25.0)%	110.8%
Total Students	15.8%	20.2%	15.3%	26.0%	16.9%	24.4%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2012
Term	July 2011	September 2011	November 2011	January 2012	March 2012	May 2012
New Students	1,721	1,065	1,868	1,129	1,801	1,083
Total Students	9,374	10,029	10,619	10,888	11,321	11,214

	% Change Over Prior Year
Term	July 2011	September 2011	November 2011	January 2012	March 2012	May 2012
New Students	10.7%	(6.0)%	4.2%	(3.6)%	6.1%	(0.8)%
Total Students	39.2%	32.2%	26.5%	20.4%	19.9%	15.7%

Ninety percent of Chamberlain students are female. Students in the on-site BSN program tend to be younger, yet most enter Chamberlain with previous college credits. Those in the ADN program tend to be non-traditional adult students who are changing careers.

Carrington Colleges Group

Carrington Colleges Group, Inc. (“Carrington”) was acquired by DeVry in September 2008. Carrington Colleges Group is the parent organization of Carrington College (formerly Apollo College founded in 1976) and Carrington College California (formerly Western Career College founded in 1967). The parent organization is headquartered in Phoenix, Arizona. Carrington College and Carrington College California prepare students for careers in healthcare through certificate and associate degree programs. The two colleges operate 19 campuses in the western United States. Currently, Carrington serves more than 7,100 students.

The mission of Carrington College and Carrington College California is to prepare graduates to become health care professionals with the knowledge and skill necessary to assume entry-level positions in the healthcare industry.

Carrington College and Carrington College California currently offer career specific certificate or associate degree programs through campus-based courses in the following areas:

Medical	Health & Fitness/Massage
Diagnostic Medical Sonography	Fitness Training(3)
Health Care Administration	Massage Therapy
Medical Assisting	Physical Therapy Technology(1)
Medical Billing and Coding	Physical Therapist Assistant
Medical Laboratory Technology(1)	Veterinary
Medical Office Management(1)	Veterinary Assisting(1)
Medical Radiography(1)	Veterinary Technology(2)
Respiratory Care	Pharmacy
Surgical Technology(2)	Pharmacy Technology
Nursing	Criminal Justice
Practical Nursing(1)	Criminal Justice(2)
Registered Nursing	Graphics
Vocational Nursing(2)	Graphics Design(2)(3)
Dental	Architectural Design Drafting(2)(3)
Dental Assisting
Dental Hygiene

(1)Offered only at Carrington College

(2)Offered only at Carrington College California

(3)No longer admitting new students. Current students are being taught out until they have completed the program.

Carrington College and Carrington College California utilize DeVry’s Online Services technology platform, further leveraging DeVry’s high quality systems to improve efficiency while maintaining institutional academic oversight.

The following table provides historical enrollment data for students at Carrington College and Carrington College California. Carrington continues to execute a turnaround plan, which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center, and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington is also making targeted investments in enhancing its students’ academic experience. During fiscal year 2013, new student enrollment growth was up almost 18%. Management believes the increases in student enrollments during fiscal 2013 can be attributed to increased brand awareness and improved admissions processes.

	Carrington College and Carrington College California Student Enrollment Fiscal Year 2013
	September	December	March	June
New Students	3,396	1,763	2,391	1,607
Total Students	7,628	7,405	7,951	7,111

	% Change Over Prior Year
	September	December	March	June
New Students	33.3%	12.7%	17.5%	(1.5)%
Total Students	(8.3)%	0.4%	8.8%	9.6%

	Carrington College and Carrington College California Student Enrollment Fiscal Year 2012
	September	December	March	June
New Students	2,548	1,565	2,035	1,632
Total Students	8,322	7,379	7,309	6,486

	% Change Over Prior Year
	September	December	March	June
New Students	(33.2)%	(34.2)%	(27.5)%	(19.7)%
Total Students	(27.8)%	(29.3)%	(28.4)%	(25.7)%

INTERNATIONAL AND PROFESSIONAL EDUCATION

DeVry Brasil

Founded in 2001 and based in Fortaleza, Ceará, DeVry Brasil is the parent organization of Faculdades Nordeste (Fanor), Faculdade Ruy Barbosa, Faculdade FTE ÁREA1, Faculdade Boa Viagem (“FBV”) and Faculdade do Vale do Ipojuca (“Favip”).  These five institutions operate eleven campus locations in the cities of Salvador, Fortaleza, Recife and Caruaru, in northeastern Brazil. DeVry completed its acquisition of a majority stake in DeVry Brasil in April 2009. FBV was acquired on February 29, 2012, and Favip was acquired on September 3, 2012. On July 1, 2013, DeVry Brasil completed the acquisition of Faculdade Differential Integral (“Facid”) which serves about 2,500 students primarily in healthcare, including a Doctor of Medicine program. These acquisitions continue to expand DeVry Brasil’s presence and program offerings in northeast Brazil.

The mission of DeVry Brasil is to become a leading provider of high quality post-secondary education across Brazil by sharing international academic standards and offering world class career-focused programs that prepare its students for success in their professions.

DeVry Brasil serves more than 29,000 students through undergraduate and graduate programs focused mainly in business management, healthcare, law and engineering.  The following table provides historical enrollment data for DeVry Brasil students.

	DeVry Brasil New Students
	Enrollment		% Change Over Prior Year
Fiscal Year	March	September	March	September
2013	7,390	3,975	32.0%	31.1%
2012	5,599	3,033	46.1%	29.2%
2011	3,833	2,347	41.0%	9.1%
2010	2,718	2,151	-5.9%	13.6%

	DeVry Brasil Total Students
	Enrollment		% Change Over Prior Year
Fiscal Year	March	September	March	September
2013	29,083	21,031	36.6%	49.2%
2012	21,297	14,099	55.6%	17.8%
2011	13,688	11,972	16.1%	3.8%
2010	11,789	11,532	0.4%	10.6%

FBV, which was acquired in February 2012, accounted for 851 new students and 5,129 total students in the September 2012 enrollment period. Favip, which was acquired in September 2012, accounted for 1,814 new students and 6,353 total students in the March 2013 enrollment period. Excluding the impact of the FBV acquisition, new student enrollments grew by 3.0% and total student enrollments grew by 12.8% in the September 2012 enrollment period. Excluding the impact of the Favip acquisition, and new students enrollments declined by 0.4% and total student enrollments grew by 6.7% in the March 2013 enrollment period.

Becker Professional Education

For more than 50 years, Becker Professional Education, a global leader in professional education, has helped nearly half a million accounting, finance and project management professionals advance their careers and achieve success.

Becker Professional Education’s product lines include review courses preparing students to take the Certified Public Accountant (CPA), Association of Chartered Certified Accountants (ACCA), Chartered Institute of Management Accountants (CIMA), the Diploma in International Financial Reporting, Project Management Professional (PMP), the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX) certification examinations and continuing education courses.

Through its CPA exam review courses, Becker served nearly 45,000 students in fiscal year 2013. Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years. For calendar year 2012, 37 of the 39 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. For 2011, 31 of 37 Elijah Watt Sells Award winners prepared with Becker. Since 2005, when the American Institute of Certified Public Accountants (“AICPA”) began to share national results, approximately 90 percent of the exam’s top scorers have prepared with Becker.

To better meet the demands of today’s busy professionals, Becker Professional Education’s classes are offered in three flexible formats: live, online and self-study. The self-study and online products are interactive, and offer the same instructor-led lectures and materials available in the live classroom courses. The online course also provides each student an online instructor who offers individualized guidance and assistance as needed.

Based on surveys of Becker CPA Review students who took the CPA exam, and published exam pass rate statistics supplied by the AICPA, Becker CPA Review students pass at twice the rate of all CPA exam candidates who did not take a Becker review course.

Becker Professional Education also offers continuing professional education and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development.

CPA Exam Review

The Uniform CPA Examination (“CPA exam”) is prepared and administered by the AICPA. The CPA exam is offered only in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice. Despite recent turbulent economic times, the demand for CPAs remains solid. According to a recent study released by the AICPA titled 2013 Trends in the Supply of Accounting Graduates and the Demand for Public Accounting Recruits, 89% of public accounting firms forecast that they will hire the same or more graduates in the year following the study.

Advanced Academics

Advanced Academics Inc. (“AAI”) is a provider of high-quality online education to middle and high school students. Headquartered in Oklahoma City, Oklahoma, AAI was founded in 2000 and acquired by DeVry in October 2007. During the fourth quarter of fiscal year 2013, management determined that the market in which Advanced Academics operates no longer coincides with DeVry’s long-term strategic plan. Management is in the process of divesting Advanced Academics.

The mission of AAI is to help students graduate and succeed. AAI partners with schools and districts throughout the United States to deliver customizable online learning solutions that include Web-based curricula, qualified teachers, a twenty-four hour/seven day per week support environment, and a proprietary technology platform specifically designed for grades 6 to 12. AAI’s strategy is not to replace or compete with schools, but to enable schools to serve more students.

Since its inception, AAI has educated more than 130,000 students and has partnerships with school districts in more than 30 states and more than 200 school districts and charter schools, as well as twenty virtual/blended high school programs.

COMPETITION

DeVry University

The postsecondary education market is highly fragmented and competitive; no single institution has a significant market share. According to the NCES, there were 7,253 Title IV eligible postsecondary institutions in the United States as of the 2012-13 academic year, including 3,452 private, for-profit (“private-sector”) schools; approximately 1,981 public schools (e.g. state institutions and community colleges); and approximately 1,820 private, not-for-profit (“independent”) schools. According to the NCES, in 2012 approximately 29.0 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV.

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

Geography and Consistency

DeVry University campuses and centers are located in 26 states, with multiple locations within many of the states. As such, DeVry University offers a system of educational offerings in the United States to non-traditional adult students who may be transferred or choose to move from one part of the country to another. In addition, we offer all our graduate programs and nearly all undergraduate programs through DeVry University’s online delivery, making these programs available to all qualified students in all 50 states and internationally without regard to their location or daily schedule. DeVry University is no longer admitting new students to its programs in Calgary, Alberta, Canada. Current students are continuing their education through DeVry University online courses to allow them to complete their studies.

To ensure that students can readily transfer from one DeVry University location to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory requirements).

Undergraduate Programs

DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input to ensure that graduates learn marketable skills;
•	Faculty with relevant industry experience;
•	Well-developed and professionally-staffed undergraduate career service programs offering lifetime career assistance;
•	National name recognition and market presence;
•	Regional accreditation;
•	Modern facilities and well-equipped laboratories;
•	Flexibility and convenience with classes offered at more than 90 locations and online;
•	Evening, weekend, and online class schedules;
•	Year-round academic schedules that permit more flexible attendance and earlier graduation;
•	Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions; and
•	Small class sizes.

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

Medical and Healthcare

DeVry Medical International

Ross University School of Medicine and American University of the Caribbean School of Medicine compete with the 141 accredited U.S. schools of medicine, 29 U.S. colleges of osteopathic medicine, and numerous international schools including approximately 30 Caribbean medical schools. Ross University School of Veterinary Medicine competes with AVMA accredited schools, of which 28 are U.S., five are Canadian and eleven are international veterinary schools. In addition, Ross University School of Veterinary Medicine competes with one non-AVMA-accredited Caribbean veterinary school.

DeVry Medical International’s educational institutions attract potential students for several reasons. For some, these respective institutions are their first or only choice of schools because of the commitment to and focus on practitioner-oriented teaching, quality curriculum and facilities and the track record of outcomes. Others applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed at their desired U.S. schools. Some students elected not to apply to U.S. schools because of self-perceived deficiencies in their academic record or standardized test scores.

For the 2012-13 academic year, it is estimated that applications to U.S. medical and veterinary medical schools totaled approximately 45,000 and 7,000, respectively. From each of these separate applicant pools, approximately 45% were accepted. An additional estimated 5,750 students were accepted to U.S. osteopathic medical schools from an applicant pool of 15,000.

Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for DeVry Medical International’s educational institutes. Based upon the number of Medical College Admission Test (“MCAT”) attempts, which increased to approximately 89,000 in 2012, up from approximately 86,000 in 2011, management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the Association of American Medical Colleges Center (“AAMC)” for Workforce Studies, June 2010 analysis, the demand for physicians will outpace supply by approximately 12% in 2020 and by almost 17% by 2025. There has been some recent expansion in the U.S. medical education enrollment capacity because of the growing supply/demand imbalance for medical doctors. According to an AAMC June 2013 study, medical school first-year enrollment increased by 18% over the 2002 level as of the 2012–2013 academic year. The current 141 accredited U.S. schools plus three schools that have applied for accreditation are projected to produce a 30 percent increase in enrollment by 2017 (over 2002 levels). Despite these increases, management believes the imbalance will continue to spur demand for medical education. Management also believes the veterinary medical education market is subject to some of the same forces.

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

Moreover, management believes that in the last five years, Ross University School of Medicine graduates obtained more first year residency positions at U.S. teaching hospitals than graduates from any other medical school in the world, including those schools in the United States. This data is based on an internal study of the maximum possible U.S. residencies with the largest medical schools in the world. Those residency appointments have been in virtually every medical specialty and subspecialty.

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare in the United States, nearly than 2.7 million registered nurses in 2012, according to the Bureau of Labor Statistics. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 26 percent from 2010 to 2020, faster than the average employment growth rate for all occupations.

Despite the long term need for nurses, demand has not yet produced a sufficient increase in educational capacity. According to AACN’s report on 2011-2012 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 52,212 qualified applicants from baccalaureate nursing programs in 2012 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors, and budget constraints.

Nationally, Chamberlain competes in the nursing education market which has more than 800 programs leading to RN licensure. These include both four-year educational institutions and two-year community colleges. However, Chamberlain has an advantage over many of its competitors because it offers a three-year, year-round BSN program as opposed to typical four-year BSN programs where students take the summer off. Chamberlain also has the ability to quickly add capacity to meet demand due to its standardized program and operational efficiency. In post-licensure nursing education, there are over 600 programs offering RN to BSN programs and over 500 programs offering master’s degrees in nursing.

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

A prospective career college student in most markets will have a choice of institutions offering similar programs. Carrington College and Carrington College California compete by focusing primarily on healthcare and nursing programs. Both institutions are recognized in their local markets for offering:

•	A wide range of healthcare program offerings;
•	Attractive and conveniently located facilities;
•	Learning methodologies that blend didactic instruction with experiential laboratory exercises;
•	Faculty that have relevant work experience;
•	Relatively small class sizes;
•	High levels of service to students; and
•	Accelerated programs with a choice of class schedules.

Professional Education

Becker Professional Education competes with other methods of exam preparation, including courses offered by colleges and universities, and courses offered by other public and private training companies. Becker typically charges more for exam preparation than its competitors. In fiscal year 2010, Becker began offering a zero percent financing program designed to make its CPA review more affordable.

With its 50-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker Professional Education differentiates itself from competitors by providing:

•	Extensive, constantly updated and fully integrated review and practice test materials;
•	Experienced, highly qualified instructors for each of the areas of specialty included in the exam;
•	Courses available in several formats, including live class, self-study, and online sessions, to meet candidate needs for flexibility and control; and
•	Practice simulations and software functionality, similar to those used in the actual exam

Becker’s live, self-study and online courses provide a wider range of study alternatives than other course providers. Becker students have a high success rate on the CPA exam, passing at double the rate of non-Becker students. Some Becker students enroll after taking other review courses or studying independently without success.

CPA exam candidates can take advantage of Becker Professional Education’s CPA exam review learning approach and materials in conjunction with their DeVry University MBA, Master of Accounting and Financial Management or Master of Science in Accounting programs, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to becoming licensed as a certified public accountant. Extending the marketing and administrative benefits of joint operation, Becker offers classes at DeVry University locations or through online learning.

DeVry Brasil

The Brazilian private postsecondary education market has grown 304.1% in the last 12 years (online and onsite students), reaching R$28.23 billion (approximately US$13.5 billion) in revenues in 2012, according to Hoper Educational Consulting. Until recently, this market was highly fragmented. Within the last several years, private equity companies and international educational groups have been investing in the country’s education institutions and began consolidating the market. In early 2013, the top two publicly-held educational groups in Brazil, Kroton and Anhanguera announced a merger, that will result in the largest educational group in the world, with almost 1 million students. This educational group is controlled by Advent International, a U.S. based private equity firm.

DeVry Brasil operates in the northeast region of Brazil, an area with the highest growth in the total number of students attending private postsecondary schools. As mentioned above, the Brazilian educational market is still fragmented, with a large number of family owned organizations. This environment creates a favorable scenario for acquisitions, both in the north and the northeast area of the country.

Some government initiatives related to financial aid, such as FIES and PROUNI, have greatly invigorated enrollment growth trends. FIES is a Brazilian loan program that allows students to study in private sector schools and repay the government after graduation. These loans grew 140% between calendar 2011 and 2012, reaching a total of 368,000 new contracts. In 2012, the government announced an additional investment of R$1.6 billion (approximately US$750 million) to support the FIES program. PROUNI is the other major financial aid program sponsored by the Brazilian government. It provides DeVry Brasil funded scholarships to high academic achieving, lower income students in the private postsecondary sector in exchange for tax incentives.

The economy of Brazil has been transforming in recent years, driven mainly by a commodity trading, a favorable business environment, and support of consumers. These factors, together with strong government investment in infrastructure and development (with programs such as Programa de Aceleração do Crescimento – PAC), has created strong demand for engineers, technicians and highly skilled workers. This has impacted the postsecondary education sector, generating a demand for bachelor’s and associate’s degrees in these areas. Following this trend, DeVry Brasil has recently launched new engineering bachelor’s degree programs at its institutions.

STUDENT ADMISSIONS

DeVry University

Student Admissions

DeVry University employs admissions advisors and other administrative staff who support the admissions process throughout the United States. Admissions advisors are salaried, full-time DeVry employees. There are admissions advisors at each DeVry University regional metro who work with potential applicants.

Undergraduate students applying to DeVry University to take courses online primarily work with admissions advisors either at a DeVry University location, or with a central staff of admissions advisors who are dedicated to serving online applicants. Applicants to online programs who are in areas remote from a DeVry University location, including active military personnel on military bases, work with a central staff of admissions advisors. DeVry University also employs Military Education Liaisons who visit military bases and conduct presentations with active military personnel. All graduate school students work with admissions advisors.

Regulations governing student participation in U.S. federal financial assistance programs prohibit schools from paying commissions, bonuses, or incentives to student advisors based directly or indirectly on the number of students they enroll. DeVry University’s compensation practices have been designed to be in compliance with current regulations.

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

DeVry University’s High School Program Representatives visit high schools in 12 metros, making presentations on career choices,  particularly in business and technology-related fields,  and on the importance of a college education. DeVry University’s military team and community outreach team visit military bases and community colleges. Admissions advisors also receive student inquiries generated by DeVry University’s web site, other sources on the Internet, and referrals. Follow-up interview sessions with prospective students generally take place at a DeVry University location or by telephone.

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

Ross University School of Medicine and Ross University School of Veterinary Medicine each employ regional admissions representatives in 9 cities throughout the U.S. and Canada, who seek out students interested in our two programs. Senior Associate Directors of Admission and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts. The successful applicant must have all prerequisite sciences (with labs), mathematics, and English courses as dictated by the admissions committee of both the medical and veterinary schools. All candidates for admission must interview with an associate director and all admission decisions are made by the admissions committees of the medical and veterinary schools.

AUC focuses its marketing efforts on attracting highly qualified, primarily U.S. and Canadian applicants, with the motivation and ability to complete their medical programs and pass the applicable licensure examinations. Approximately one-third of AUC’s applicants come from referrals, with the remainder primarily from general advertising, including print and Internet media, AUC’s website and visits by admissions advisors to U.S. undergraduate institutions. AUC employs admissions advisors who are located at AUC’s administrative offices in Coral Gables, Florida and remotely throughout the United States and Toronto, Canada.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Arizona, Illinois, Indiana, Missouri, Ohio, Florida, Georgia and Washington, D.C. metro area high schools, employ targeted direct mail, cultivate alumni referrals and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises on the Internet, in healthcare career publications, in newspapers, and on the radio.

Chamberlain campuses employ regional admissions representatives who arrange for student interviews and campus tours. Pre-licensure program admission requirements include a high school diploma or GED; minimum cumulative grade point average requirements vary depending upon the program. Applicants to the pre-licensure programs must pass the Chamberlain standard pre-admission exam to be eligible for admission. Admissions decisions are made by an admissions committee.

Post-licensure programs rely primarily on internet advertising, word of mouth from current students and alumni, and healthcare partnerships to reach prospective students, A team of Healthcare Development Specialists has been built over the past several years that calls on large healthcare institutions to establish partnerships with Chamberlain.

Carrington College and Carrington College California

Carrington College and Carrington College California each utilize varied marketing approaches to generate interest from potential students. Admissions advisors visit high schools in Arizona, California, New Mexico, Nevada, Washington and Idaho. Each institution also conducts local advertising campaigns using broadcast media, print media, targeted direct mail and the internet. In addition, each institution holds open house events for local prospective students, cultivates alumni referrals, and participates in information seminars and career fairs.

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

DeVry Brasil

DeVry Brasil (“DVB”) employs admissions advisors to support those candidates interested in enrolling in any of the DVB institutions. Admissions advisors are salaried, full-time DVB employees. There are advisors at each DVB institution who work with potential applicants.

Undergraduate students applying to the DVB institutions are required to take an entrance examination or “Vestibular”. Admission advisors work with candidates to help them to prepare for the exam. After the exam, the advisors counsel the applicants and assist them on selecting specific programs of study that best suit the applicants’ interests.

DeVry Brasil’s High School Programs Representatives visit high schools throughout the Northeast region of Brazil, providing workshops on career choices, importance of a college education, or the international benefits offered by DVB to its students.

DeVry Brasil’s Corporate Training division is designed to meet the educational needs of corporate clients and their employees with custom program offerings. A national network of corporate account supervisors directs the student recruiting efforts primarily at the country’s more prominent companies, leveraging relationships with these clients and offering undergraduate, graduate and also customized educational programs.

ACCREDITATION

Educational institutions and their individual programs are awarded accreditation by achieving a level of quality that entitles them to the confidence of the educational community and the public they serve. Accredited institutions are subject to periodic review by accrediting bodies to ensure continued high performance, institutional and program improvement and integrity, and to confirm that accreditation requirements continue to be satisfied.

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

Keller Graduate School of Management was first awarded its North Central Association accreditation in 1977, and DeVry Institutes was first awarded North Central Association (now HLC) accreditation in 1981. Each school was separately accredited until February 2002, when the North Central Association approved the merger of DeVry Institutes and Keller Graduate School of Management into a single institution to form DeVry University. After a comprehensive evaluation visit in August 2002, the HLC approved a 10-year re-accreditation for DeVry University. The HLC further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two. In September 2008, DeVry University was accepted into the Academic Quality Improvement Program (AQIP) of the HLC, a seven-year accreditation reaffirmation process based on creating a culture of continuous improvement, one of DeVry University’s key values.

In 2013, HLC conducted a comprehensive evaluation of DeVry University through the AQIP process and granted reaffirmation of accreditation. The next comprehensive evaluation is scheduled for 2019/2020.

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

DeVry University undergraduate and graduate degree programs in business and accounting were granted initial accreditation by the Accreditation Council for Business Programs and Schools (ACBSP) in May 2013. DeVry University became only the ninth institution to achieve separate accounting accreditation from the Council. This is an important milestone in recognition of the quality programs in business and accounting, as well as the commitment to continuous improvement of DeVry University.

Medical and Healthcare

DeVry Medical International

The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine (M.D.) degree. The Ross University School of Medicine is recognized and accredited by the Dominica Medical Board (“DMB”), which is authorized to accredit medical programs by the government of Dominica. The National Committee on Foreign Medical Education and Accreditation of the U.S. Department of Education has affirmed that the country of Dominica has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. Ross University School of Medicine has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions (CAAM-HP). In addition, Ross University School of Medicine is approved by the four U.S. states – California, Florida, New Jersey and New York — that have processes in place to evaluate and accredit an international medical school’s program, allowing Ross students to participate in clinical and residency training programs in those states.

Ross University School of Veterinary Medicine has been recognized and accredited by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine (D.V.M.) degree. In March 2011, the Ross University School of Veterinary Medicine (“RUSVM”) received programmatic accreditation by the American Veterinary Medical Association (“AVMA”). The Ross University School of Veterinary Medicine has affiliations with more than 20 AVMA-accredited U.S. colleges of veterinary medicine so that RUSVM students can complete their final three semesters of study in the United States.

The Minister of Health for the Government of St. Maarten authorizes American University of the Caribbean (“AUC”) to confer the Doctor of Medicine (M.D.) degree. AUC is recognized and accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries which do not have a national medical school accreditation body. The National Committee on Foreign Medical Education and Accreditation of the U.S. Department of Education has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. In addition, AUC is approved by California, Florida and New York, three of the four states that have processes in place to evaluate and accredit an international medical school’s programs, allowing AUC students to participate in clinical and residency training programs in those states. AUC has not sought approval from New Jersey to place its students in clinical rotation positions in the state.

Chamberlain College of Nursing

Chamberlain College of Nursing is accredited by The Higher Learning Commission (HLC) and is a member of the North Central Association of Colleges and Schools, ncahlc.org. HLC is one of the six regional agencies that accredit U.S. colleges and universities at the institutional level. The Bachelor of Science in Nursing degree program and the Master of Science in Nursing degree program are accredited by the Commission on Collegiate Nursing Education (CCNE). The Associate Degree in Nursing program at the Columbus location is accredited with conditions by the Accreditation Commission for Education in Nursing (ACEN).

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

Carrington College	Carrington College California
Accrediting Bureau of Health Education Schools for Medical Assisting	Commission on Accreditation of Allied Health Education Programs
Committee on Accreditation for Respiratory Care	American Veterinary Medical Association
Commission on Dental Accreditation	American Society of Health-System Pharmacists
Joint Review Committee on Education in Radiologic Technology	Commission on Dental Accreditation
National League for Nursing Accrediting Commission

International and Professional Education

DeVry Brasil

In Brazil, undergraduate program accreditation is mandatory and controlled by the Ministry of Education at the federal level. There is no state level licensing or other state regulatory process. The federal process has two steps: authorization and accreditation. Authorization is required to launch a program. Following authorization, a program must successfully complete an accreditation process after the first student cohort has completed 50% to 75% of its credits. DeVry Brasil currently has 116 authorized programs, in its 6 institutions (Área1, Fanor, Ruy, FBV, Favip and Facid). Out of these programs, 64 are accredited. The remaining programs are divided into two groups: (1) programs already applied for accreditation and pending answer from the Ministry of Education, and (2) new programs for which the accreditation process has not yet started. A large percentage of DeVry Brasil’s program offerings are subject to limitations as to the number of students who can be enrolled in the programs.

Undergraduate, master’s degree and doctoral degree programs are highly regulated and accreditation is renewed every three years.  Other graduate programs, diplomas and certificates are not regulated and have no accreditation requirements.

There is no accreditation process at the institutional level. However, institutions renew their authorization status every three years. The most recent institutional authorization renewals were: 2010 for Ruy Barbosa (Ministry of Education has not sent the final report), 2012 for Área1, 2012 for Facid, 2011 for Fanor, 2013 for Favip and 2011 for FBV. DeVry Brasil also has three institutional processes ongoing: (1) authorization of a new institution in São Luis do Maranhão, (2) authorization of full online programs at Fanor, and (3) transformation of Favip from “Faculdade”(Faculty) to “Centro Universitário” (University Center) status. All these processes are expected to be concluded before the end of fiscal 2014.

Advanced Academics

Advanced Academics is accredited by the North Central Association Commission on Accreditation and School Improvement, the Northwest Association of Accredited Schools, and the Southern Association of Colleges and Schools. Advanced Academics has also been designated an approved provider by the Texas Education Agency, Oklahoma State Department of Education, Washington Digital Learning Department and the Florida Department of Education. Advanced Academics’ advanced placement courses have been approved by the College Board. Advanced Academics’ courses also meet the iNACOL standards of quality for online courses and the eligibility standards set forth by the National Collegiate Athletic Association

APPROVAL AND LICENSING

DeVry needs authorizations from many states or Canadian provincial licensing agencies or ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College California location is approved to grant certificates, diplomas, associate, bachelor’s and/or master’s and doctorate degrees by the respective state in which it is located. Ross University School of Medicine and American University of Caribbean School of Medicine clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are posted with the U.S. Department of Education.

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry has posted approximately $18.0 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Education. DeVry has posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

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

TUITION AND FEES

DeVry University

Effective July 2013, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in 1 to 6 credit hours per session. Tuition is $365 per credit hour for each credit hour in excess of six credit hours. These tuition rates have not increased as compared to the summer 2012 session. These amounts do not include the cost of books, supplies, transportation and living expenses. Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition of $39,095. A full-time student enrolled in the eight-semester undergraduate business administration program will pay total tuition of $68,684. A semester is defined as two eight-week sessions. Most DeVry University students do not attend full-time and the total cost for a part-time student would be higher.

Among four-year institutions, DeVry University’s undergraduate tuition during the 2012-2013 academic year was lower than the average tuition of independent schools and the average out-of-state (unsubsidized) tuition of public schools, but it was higher than the average in-state (taxpayer subsidized) tuition of publicly-supported institutions, according to data published in the Annual Survey of Colleges by the College Board. At four-year private schools, the average annual undergraduate tuition and fees for the 2012-2013 academic year was $29,056 at independent schools (a 4.2% increase from the prior year) and $15,172 at private sector schools (a 3.0% increase). The average annual undergraduate tuition and fees at four-year public schools was $8,655 for in-state (a 4.8% increase) and $21,706 for out-of-state tuition (a 4.2% increase).

Effective July 2013, Keller Graduate School of Management program tuition per course is $2,298. This rate did not increase as compared to the year-ago session.

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

DeVry Medical International

Effective September 2013, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine will be $18,825 and $17,725, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $20,775 per semester for the medical school, and $22,250 per semester for the veterinary school. These tuition rates represent an increase from September 2012 rates of 6.5% for Ross University School of Medicine and 5.5% for Ross University School of Veterinary Medicine. These amounts do not include the cost of books, supplies, transportation, and living expenses.

Effective September 2013, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program will be $18,975 and $21,250, respectively, per semester. These tuition rates represent an increase from the September 2012 rates of 5.9% and 6.0%, respectively.

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

Chamberlain College of Nursing

Effective July 2013, tuition is $665 per credit hour for students enrolling 1 to 6 credit hours per session in the BSN (onsite), ADN and LPN-to-RN programs. This is unchanged from the prior year. For each credit hour per session in excess of six credit hours, tuition is $200 per credit hour, an increase of $100 over the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

Effective July 2013, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. This tuition rate was unchanged from the July 2012 tuition rates. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year. The online DNP program is offered at $750 per credit hour.

DeVry believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, and equal to or higher than tuition in publicly-supported (taxpayer subsidized) schools. Tuition rates at most nursing schools have increased for the past several years, and management believes they will continue to increase.

Carrington College and Carrington College California

On a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College and Carrington College California as well, depending on the program. Total program tuition at each institution ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs. Tuition for programs offered by Carrington College and Carrington College California is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered.

Professional Education

The price of Becker Professional Education’s complete classroom CPA review course is $3,360. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $1,120 per section. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.

DeVry Brasil

DeVry Brasil, through its educational institutions operates in four cities in Northeastern Brazil. Each of these cities has different competitive markets and therefore tuition differs from one city to another.

All DeVry Brasil’s institutions have consistently established tuition levels that are competitive with other top ranked institutions in Brazil. This is consistent with DVB’s positioning as a quality education provider and the level of service offered to students. In recent years, many competitors have aggressively reduced their net tuition levels through various discount policies. DeVry Brasil has not increased its discount levels.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, American University of the Caribbean School of Medicine, Carrington College and Carrington College California pay for their education through a variety of sources, including government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. In addition, Becker’s CPA Review course can be financed through Becker under a zero percent, 18 month term loan program.

The following table summarizes DeVry’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2012 and 2011, respectively. Final data for fiscal year 2013 are not yet available.

	Fiscal Year
Funding Source:	2012	2011
Federal Assistance (Title IV) Program Funding (Grants and Loans)	69%	73%
State Grants	1%	2%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	29%	24%
Total	100%	100%

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

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the United States Congress in July 2008, and was signed into law by the President in August 2008. The Reauthorization is scheduled to expire at the end of 2014.  Committee leadership of both the U.S. House of Representatives and Senate have indicated they will begin Reauthorization hearings in the latter half of calendar year 2013.  Existing programs and participation requirements are subject to change in this process.  Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

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

•	Federal Pell grants. These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2012-2013 school year, eligible students can receive Federal Pell grants ranging from $564 to $5,645.

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”). This is a supplement to the Federal Pell grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement that amount with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.

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

•	Subsidized Stafford loan: awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Subsidized Stafford loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.

•	Unsubsidized Stafford loan: awarded to students who do not meet the needs test or as an additional supplement to the subsidized Stafford loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of unsubsidized loans up to the limit of the subsidized Stafford loan at their respective academic grade level. The total Stafford Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Stafford Loan amounts borrowed as an undergraduate.

•	PLUS and Grad PLUS loans: enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

•	Federal Perkins loan: is a low-interest loan available only to those students who demonstrate exceptional financial need with interest and principal repayment deferred until nine months after a student no longer attends school on at least a half-time basis. The maximum Federal Perkins Loan amount is established by the institution, but cannot exceed $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution.

3. Federal Work-study.  This program offers work opportunities, both on or off campus, on a part-time basis to students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues on a cash basis from federal Title IV student financial assistance programs for two successive years may lose its eligibility to participate in the Title IV programs. The following table details the percentage of revenue from Title IV student financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2012 and 2011, respectively. Final data for fiscal year 2013 are not yet available.

	Fiscal Year
	2012	2011
DeVry University:
Undergraduate	75%	81%
Graduate	73%	81%
Ross University School of Medicine	80%	81%
Ross University School of Veterinary Medicine	89%	89%
Chamberlain College of Nursing	66%	71%
Carrington College	80%	82%
Carrington College California	81%	85%
American University of the Caribbean School of Medicine	81%	81%

State financial aid programs

Certain states, including California, Colorado, Florida, Georgia, Illinois, Kentucky, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Vermont offer state grant and loan assistance to eligible undergraduate students attending DeVry institutions. In fiscal year 2013, new students at DeVry University and Carrington College of California became ineligible to receive state grant or loan assistance from California.

Private Loan Programs

Some DeVry University, Chamberlain College of Nursing, Ross University, American University of the Caribbean, Carrington College and Carrington College California students rely on private (non-federal) loan programs for financial assistance.  These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards.  The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.  DeVry estimates that approximately one-half of the borrowings under private loan programs are used by students to pay for non-educational expenses, such as room and board.

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

Canadian government financial aid programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Canadian undergraduate students attending the DeVry University Calgary campus may also be eligible for provincial student loans. Eligibility and amount of funding vary by province. Students attending DeVry University on-line or in the United States or Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean may be eligible for the Canada Student Loan program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

Brazilian government financial aid programs

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program, which is financed by the Brazilian government. DeVry Brasil also participates in PROUNI, a Brazilian governmental program which provides scholarships to a portion of its undergraduate students.

DeVry-Provided Financial Assistance

DeVry’s institutional loan programs are available to DeVry students and are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Carrington College, Carrington College of California, Chamberlain College of Nursing and DeVry University students’ repayment begins immediately after disbursement by the school. Interest charges accrue each month on the unpaid balance. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances typically due within 12 to 60 months.

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

Under the Career Catalyst Scholarship DeVry University has committed more than $15 million over the next three years to be awarded to qualifying students who enroll in the September, 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree. Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards of progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award may increase up to $7,000. For the third year, the award can increase up to $8,000.

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

Professional Education

Students taking the Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. Private loans are also available to students to help meet the program costs. In addition, Becker’s CPA Review course can be financed through Becker under a zero percent, 18-month term loan program, and Becker’s physician review programs can be financed under a zero percent 6 month program.

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

The ED published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011. On June 13, 2011, the ED published final regulations on metrics for gainful employment programs effective July 1, 2012. While DeVry believes it is operating in compliance with these new reporting and disclosure requirements, non-compliance with these requirements, individually or in combination, may negatively impact the Title IV eligibility of DeVry’s academic programs and its student enrollments.

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

An academic program that passes any one standard is considered to be preparing students for gainful employment. If an academic program fails all three metrics, the institution will have the opportunity to improve the performance of that program. After one failure, the institution must disclose the amount by which the program missed minimal acceptable performance and the program's plan for improvement. After two failures within three years, the institution must inform students in the failing program that their debts may be unaffordable, that the program may lose eligibility, and what transfer options exist. After three failures within four years, the academic program loses eligibility to participate in Title IV programs for at least three years, although the program could be continued without federal student aid. If a particular program ceased to be eligible for Title IV funding, in most cases it would not be practical for DeVry to continue offering that program. These gainful employment standards are effective beginning with the Gainful Employment Measures for 2012, which will be published in 2013.

On June 30, 2012, the U.S. District Court for the District of Columbia, in the case captioned Association of Private Sector Colleges and Universities (APSCU) v. Duncan, issued a decision that vacated most of the gainful employment regulations that the ED published on October 29, 2010 and June 13, 2011 and remanded those regulations to the ED for further action. The Court left in place the gainful employment disclosure provisions that require institutions to disclose certain information on their web pages for each gainful employment program, including on time completion rates and information about tuition and costs. On June 12, 2013, the ED announced its intention to establish a negotiated rulemaking committee to negotiate the rules vacated by the Court. The negotiated rulemaking is scheduled for two sessions, September 9-11, 2013 and October 21-23, 2013. Any new rule must be published for comment and a final rule issued by October 31 of any year to be effective for the subsequent July 1.

Based on the rates that were released by the Department of Education before the Court vacated the regulation, DeVry did not have any programs that failed to meet the vacated Gainful Employment standards. The eligibility to participate in Title IV for students enrolled in specific DeVry programs could be adversely impacted by changes to the vacated metrics or the implementation of new measures.

Misrepresentation. The new rules significantly broadened an educational institution’s liability for "substantial misrepresentation" that would, among other things, subject DeVry to sanctions for statements containing inadvertent errors made to non-students, including to any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.

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

A separate financial responsibility test for continued participation by an institution’s students in federal financial assistance programs, which pre-dates the program integrity regulations, is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet the Department of Education’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to cash monitoring requirements and post a letter of credit (equal to a minimum of 10 percent of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, DeVry’s composite score has exceeded the required minimum of 1.5. Management believes it will continue to demonstrate the required level of financial stability. If DeVry were unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry could be subject to heightened monitoring or required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges serving low income students and in the areas in which its campuses are located. However, its overall completion rate for full-time students is actually higher than reported in these statistics. Many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has added student support services. For the 2006 freshman students (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 32.0% as compared to the 2005 rate of 30.0%.

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

In the United States, DeVry University, Chamberlain College of Nursing, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Carrington College and Carrington College California have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2012. DeVry’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2013. As of June 30, 2013, there was approximately $12.4 million in letters of credit DeVry was required to post relating to participation in federal financial assistance programs. These letters of credit will expire in less than one year. No amount has ever been drawn under letters of credit issued on behalf of DeVry.

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

As discussed earlier, DeVry University undergraduate students are eligible to participate in the Federal Perkins Loan Program. DeVry University is responsible for the administration of this program. During fiscal year 2012, DeVry became aware that a portion of students with outstanding Perkins loans did not have the correct enrollment status, and therefore such loans should have been in repayment. The issue involved the transmission to a third party service provider of enrollment data for about ten percent of DeVry University students in the program. These students were not being moved into repayment mode when they should have been, and the fund was not accruing the interest or collecting the principal it should have. In fiscal 2013, DeVry recorded an expense paid to the Perkins fund for interest not received on such loans along with a reserve for potential uncollectible accounts as a result of this now corrected administrative error.

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

Beginning with the cohort default rate calculations for federal fiscal year 2009, the cohort default rate will be calculated by determining that rate at which borrowers who become subject to their repayment obligation in the relevant fiscal year, default by the end of the third federal fiscal year. The previous method of calculating cohort default rates will remain in effect and will be used to determine institutional eligibility until three consecutive years of official cohort default rates calculated under the new formula are available which will likely be in September 2014. In addition, the cohort default rate threshold of 25% will be increased to 30% for purposes of certain sanctions and requirements related to cohort default rates. This change will initially affect eligibility determinations for the 2015 and 2016 fiscal years.

According to the U.S. Department of Education, the two-year cohort default rate for all colleges and universities eligible for federal financial aid increased from 8.8% in fiscal year 2009 to 9.1% for fiscal year 2010 (the latest period for which data are available).

Default rates for DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing, Carrington College and Carrington College California students follow. The latest period for which final two-year data is available is 2010.

	Cohort Default Rate
	2010	2009	2008	2007
DeVry University: Undergraduate Programs	13.3%	14.2%	10.2%	9.0%
DeVry University: Federal Perkins Loan Program	12.2%	12.4%	8.8%	6.6%
DeVry University: Graduate Programs	4.8%	3.9%	2.6%	2.7%
Ross University School of Medicine	0.4%	0.5%	0.2%	0.2%
Ross University School of Veterinary Medicine	0.0%	0.0%	0.0%	0.0%
Chamberlain College of Nursing	4.1%	3.3%	1.7%	2.9%
American University of the Caribbean School of Medicine	1.1%	2.0%	0.8%	1.0%
Carrington College	12.9%	11.7%	7.0%	7.2%
Carrington College California	16.7%	16.7%	13.6%	10.2%

The cohort default rate for Carrington College California was in excess of 15.0% for the most recent year (2010). In accordance with U.S. Department of Education regulations, disbursement of Title IV Stafford loans for new students is delayed for a thirty day period for any institution with a cohort default rate in excess of 15.0%. Management believes that the delay in the related cash receipts for this DeVry institution will not materially affect its operations or cash flow.

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

One measure of success is the employment outcomes of DeVry University graduates. Each year, thousands of DeVry University graduates have started careers in their chosen fields within 6 months or less of their graduation. Ninety percent of DeVry University’s calendar 2012 graduates in the active job market were employed in their fields of study within six months of graduation at an average salary of $43,539. These statistics include graduates of associate and bachelor’s degree programs and those who were already employed in their field of study.

For the last ten years, DeVry University graduates have obtained employment at over 95 of the Fortune 100 companies. DeVry University works with many Fortune 100 companies to design programs that provide real-world knowledge.

Historically, DeVry University has provided students access to a national job database, which allows students to log into one site to view, apply for, and learn more about job opportunities appropriate to their experience and education level. Over the coming year DeVry University will expand the capabilities of this system into a more comprehensive student portal for career planning and management. This new system will include a self-assessment application, networking tools, video tutorials, resume writing software, links to resources, and feeds for events and job leads relevant to their degree program. In addition, management has recently reconfigured the national job database to allow employers to access the system directly and post job leads on their own. This functionality will be rolled out to our employer partners over the coming year.

Chamberlain College of Nursing

Career services professionals work with Chamberlain students to develop resumes, prepare for job interviews, and target employment opportunities. The staff also maintains contact with local and national employers to proactively identify employment opportunities and arrange interviews. In addition, Chamberlain career services personnel gather data regarding employment and compensation as well as alumni perception of educational preparation for the workplace.

Carrington

Carrington provides career service support to students through dedicated colleagues at each campus location. The range of services provided includes: assistance in preparing resumes, coaching to define a job search strategy, coaching to improve interviewing skills, employer outreach initiatives to identify job opportunities, access to posted online job opportunities and guidance to help graduates obtain employment in their field of study.

DeVry Brasil

In all DeVry Brasil institutions, career services are administered by the Student Support Center, a department named “CASA”, a Portuguese acronym for student support. This service assists students in developing resumés and preparing them for job interviews. Career services covers students beginning in their first semester and continuing post-graduation providing assistance on career planning. Career services also works with local employers in identifying employment and internship opportunities. These activities are included in the Student Professional Development Program (“PDPE”). Also as part of this program, students prepare an individual career plan together with a coach. These plans are updated every six to twelve months.

To measure student success after graduation, a survey is conducted every 6 months. This survey gathers information of employment rates and compensation. The most recent survey was administered in January 2013 and showed that 72.4% of graduates were employed with an average monthly net salary of R$ 2,314 (approximately US$14,000 per year).

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

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, operating income, and net income by quarter for each of the past two fiscal years are included in Note 18 to the Consolidated Financial Statements, “Quarterly Financial Data.”

EMPLOYEES

As of June 30, 2013, DeVry had the following number of employees:

	Faculty and Staff		Part-time
	Full-	Part-	Student
	time	time	Employees	Total
DeVry University	4,837	32	914	5,783
DeVry Medical International	1,138	44	110	1,292
Chamberlain College of Nursing	722	8	129	859
Carrington Colleges Group	818	174	61	1,053
Becker Professional Education	228	5	-	233
Advanced Academics	171	5	-	176
DeVry Brasil	1,229	1,254	91	2,574
Home Office Staff	690	8	-	698
Total	9,833	1,530	1,305	12,668

DeVry also utilizes approximately 6,000 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. DeVry believes that its relationship with its employees is satisfactory. Approximately 265 administrative and support employees of Ross University’s medical school campus in Dominica and approximately 2,483 employees at DeVry Brasil are covered by collective bargaining agreements with local unions. During the fourth quarter of fiscal 2013, DeVry implemented a voluntary severance plan (VSP) and an involuntary reduction in force (RIF) that will reduce its workforce by more than 400 positions across all reporting units.

DeVry University

Each DeVry University campus and teaching center is managed by a campus president or center dean and has a staff of academic deans, faculty and academic support staff, admissions group, career service and student service personnel, and other professionals. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.

DeVry University hires academic deans and faculty members in accordance with internal criteria, accrediting standards, and applicable state law. All of DeVry University’s full-time faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. Forty-three percent of DeVry University’s full-time faculty hold doctorate degrees. DeVry University offers sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities so they can maintain and enhance their teaching skills. In addition to its regular faculty, DeVry University engages adjunct and visiting faculty who teach on a part-time basis while continuing to work in their technical field or specialty. Faculty members are evaluated periodically based on student comments and observations by an academic dean. DeVry University does not offer tenure.

Medical and Healthcare

DeVry Medical International

The Ross University School of Medicine and the Ross University School of Veterinary Medicine are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by DeVry Medical International, Inc., a central administrative staff located in North Brunswick, New Jersey, and Miami, Florida.

The American University of the Caribbean School of Medicine is managed by a dean with appropriate department chairs and course directors to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing, and other student-related matters. The St. Maarten campus is supported by administrative staff located in Coral Gables, Florida and by the DeVry Medical International, Inc. central administrative staff.

Faculty members at Ross University School of Medicine and the American University of the Caribbean School of Medicine have either a Ph.D. or an M.D. degree or both. Full-time faculty are supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both. Faculty members at Ross University School of Medicine, Ross University School of Veterinary Medicine and the American University of the Caribbean School of Medicine are not tenured.

Chamberlain College of Nursing

Chamberlain College of Nursing campuses are managed by campus presidents who are doctorally prepared nurse administrators. The campus presidents report to a home office vice president of campus operations and are supported by a vice president of academic affairs who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. The campuses and online program offerings are supported by a central administrative and management staff located in Downers Grove, Illinois.

In general, Chamberlain College of Nursing faculty members have a Master of Science in Nursing and many have additional advanced degrees. Those faculty without a master’s degree are enrolled in a graduate program in nursing. Liberal arts and sciences courses are taught by DeVry University faculty. Chamberlain faculty members are not tenured.

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

The parent organization has its main office in Phoenix, Arizona and the Sacramento area. Support functions in accounting/finance, marketing, information technology, and human resources are maintained at these offices.

All Carrington College and Carrington College California faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies and state authorizing agencies, as applicable.

International and Professional Education

DeVry Brasil

DeVry Brasil’s management team along with support service functions including academics, compliance, marketing, finance, information technology and human resources are based in Fortaleza, Brazil. Each campus is led by a General Director and the smaller center locations are led by a General Manager. Most of DeVry Brasil’s faculty are part-time and more than 30% hold Master’s and/or Doctoral degrees.

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

Home Office Staff

DeVry’s home office staff are located at offices in Downers Grove and Oak Brook, Illinois. The home office staff supports the employees for all of DeVry’s educational programs and locations by providing a broad range of services. Among the centrally-provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, information technology, financial aid processing, regulatory compliance, audit services, legal, tax, payroll, and finance and accounting. Additionally, DeVry’s online operations are located in offices in Chicago, Addison and Naperville, Illinois. Student finance administrative staff are also located in the Naperville facility.

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

Audit and Finance Committee Charter

Compensation Committee Charter

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

Risks Related to DeVry’s Highly Regulated Industry

DeVry is subject to risks relating to regulatory matters. If DeVry fails to comply with the extensive regulatory requirements for its operations, DeVry could face fines and penalties, including loss of access to federal and state student financial aid for its students as well as significant civil liability.

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

If DeVry is found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies could take action including:

•	Imposing monetary fines or penalties;
•	Requiring a posting of a letter of credit or bond
•	Restricting DeVry’s ability to offer new programs of study or imposition of enrollment caps;
•	Limiting or terminating DeVry’s operations or ability to grant degrees;
•	Restricting or revoking accreditation, licensure or other approval to operate;
•	Limiting, suspending, or terminating eligibility to participate in Title IV programs or state financial aid programs; and
•	Subjecting DeVry to other civil or criminal penalties, including those associated with filing a false claim, which may include requirements to repay one or more years receipt of Title IV aid and treble damages.

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

In addition to the potential fines, penalties and sanctions that the U.S. Department of Education (“ED”) may seek to impose against DeVry or its institutions that participate in the Title IV program for violations of the applicable laws and regulations, including but not limited to the Incentive Compensation, Substantial Misrepresentation, and Gainful Employment regulations, violations of such rules may also form the basis for civil claims against DeVry or its institutions by civil litigants, attorneys general, or others.  These claims may assert violations of the securities laws or state or federal consumer protection laws.  Moreover, DeVry institutions that participate in the Title IV program each do so pursuant to a Program Participation Agreement (“PPA”) that, among other things, includes commitments to abide by all applicable laws and regulations such as the Incentive Compensation, Substantial Misrepresentation, and Gainful employment regulations.  Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to qui tam actions,  that have the potential to generate very significant damages linked to DeVry’s receipt of Title IV funding from the government over a period of several years.

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

The reauthorization of the Higher Education Act is scheduled to expire at the end of 2014.  Committee leadership of both the U.S. House of Representatives and Senate have indicated they will begin Reauthorization hearings in the latter half of 2013.  Existing programs and participation requirements are subject to change in this process.  Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the Higher Education Act reauthorizations.  At this time, DeVry cannot predict all of the changes that the U.S. Congress will ultimately make.  Since a significant percentage of DeVry’s revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of DeVry’s degree granting institutions or students to participate in Title IV Programs could have a material adverse effect on DeVry’s financial condition, results of operations and cash flows. Recently proposed legislation that, if enacted, could have a material adverse effect on our business includes:

•	Inclusion of sources of federal student assistance or funding other than Title IV aid in the 90/10 formula and increasing the 10% requirement to 15%,
•	Limitations of the use of federal funding for certain expenses.

Congressional examination of private sector post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on private sector education institutions, including participation in Title IV programs and the U.S. Departments’ of Defense and Veterans Administration oversight of tuition assistance for military service members attending private sector colleges. Since June 2010 the Senate Health, Education, Labor, and Pensions (“HELP”) Committee has held hearings to examine private sector education. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to private sector institutions, and the receipt of veteran’s and military education benefits by students enrolled at private sector institutions. DeVry has cooperated with each of these inquiries. A number of legislators have variously requested the Government Accountability Office (GAO) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of private sector institutions’ revenue coming from Title IV and other federal funding sources. The GAO released four reports on private sector post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 private sector institutions (not any of our schools) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid; second, a report in October 2010 critical of the ED’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some private sector online institutions; and fourth, a report in December 2011 comparing various student outcomes across private sector, non-profit, and public institutions. This increased activity is expected to continue and may result in legislation, further rulemaking affecting participation in Title IV programs, and other governmental actions. In addition, concerns generated by Congressional activity may adversely affect enrollment in and revenues of private sector educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

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

Recently adopted ED rules significantly broaden an educational institution’s liability for "substantial misrepresentation" that, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at any of our U.S. degree granting schools, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. If the ED determines that an institution has engaged in substantial misrepresentation, the ED may revoke an institution’s agreement to participate in the ED’s Title IV programs, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If the ED determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on financial condition, results of operations, cash flows and stock price.

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

The Higher Education Act and the ED regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program. If refunds are not properly calculated or timely paid, we may be required to post a letter of credit with the ED or be subject to sanctions or other adverse actions by the ED, which could have a material adverse effect on our financial condition, results of operation and cash flows.

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

DeVry’s enrollment may be adversely affected by presentations of competitors’ data that are not representative of actual educational costs for our prospective students.

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

DeVry’s future revenue and growth depends on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. DeVry University, Carrington College and Carrington College California have experienced reduced new student enrollments in recent periods. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, persistent unemployment, negative perceptions of the value of a college degree, increased reluctance to take on debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low cost education alternatives and increased competition continue negatively affect enrollments. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long term revenue and growth prospects.

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

Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than we have. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working learners. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase. This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and student persistence and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

Due to the sensitive nature of the information contained on our networks, such as students’ grades, our networks may be targeted by hackers. Anyone who circumvents security measures could misappropriate proprietary information or cause interruptions or malfunctions in our operations. Although we use security and business controls to limit access and use of personal information, a third party may be able to circumvent those security and business controls, which could result in a breach of student or employee privacy. In addition, errors in the storage, use or transmission of personal information could result in a breach of student or employee privacy. Possession and use of personal information in our operations also subjects us to legislative and regulatory burdens that could require notification of data breaches and restrict our use of personal information. We cannot assure that a breach, loss or theft of personal information will not occur. A breach, theft or loss of personal information regarding our students and their families or our employees that is held by us or our vendors could have a material adverse effect on our reputation and results of operations and result in liability under state and federal privacy statutes and legal actions by state authorities and private litigants, any of which could have a material adverse effect on our business.

A failure in our computer network or information systems could severely impact our ability to serve our existing students and attract new students.

The performance and reliability of our computer networks and system applications, especially online educational platforms and student operational and financial aid packaging applications, are critical to our reputation and ability to attract and retain students. System errors and/or failures could adversely impact DeVry’s delivery of educational content to its online students. In addition, system errors could result in delays and/or errors in processing student financial aid and related disbursements. There is no assurance that we would be able to enhance/expand our computer networks and system applications to meet increased demand and future information requirements.

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

Natural disasters or other extraordinary events or political disruptions outside the United States may cause us to close some of our schools.

DeVry may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, political disruptions or other events in one or more of the geographic areas in which it operates, particularly in the West Coast and Gulf States of the U.S., in the Caribbean and in Brazil. These events could cause DeVry to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

DeVry’s ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.

As part of its strategy, DeVry intends to open new campuses, offer new educational programs and add capacity to some existing locations. Such actions require DeVry to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations, programs and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or not properly allocate financial and human capital would adversely impact DeVry’s future growth.

DeVry’s ability to consolidate and close campuses and reduce programs may be dependent on regulatory approvals and requires financial and human resources.

As part of its strategy, DeVry intends to consolidate and close DeVry University campuses and reduce educational programs at some of its campuses. Such actions may require DeVry to obtain appropriate federal, state and accrediting agency approvals. In addition, consolidating locations and programs may require significant financial and human capital investments to teach out current students. The failure to obtain appropriate approvals or not properly allocate financial and human capital would adversely impact DeVry’s ability to align its cost structure with enrollment levels.

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

As part of its strategy, DeVry is actively considering acquisition opportunities in the U.S. and worldwide. DeVry has acquired and expects to acquire additional educational institutions that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations into our institutions and maintain uniform standards, controls, policies and procedures;

•	Issues not discovered in our due diligence process, including commitments and/or contingencies; and
•	Financial commitments, investments in foreign countries, and compliance with debt covenants.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

 The U.S. Treasury Department announced that it may seek legislative changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies.   DeVry’s effective income tax rate reflects benefits derived from operations outside the United States.  Earnings of DeVry’s international operations are not subject to U.S. federal income taxes as described in Note 11, Income Taxes, to the Consolidated Financial Statements.  If such federal tax laws were changed and some of DeVry’s international earnings were subject to federal income tax, or if certain of DeVry’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted.  In addition, DeVry has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, subject to expire in fiscal year 2015, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties.  If this law not extended, or a similar law adopted, our consolidated tax provision, beginning in our fiscal year 2015, would be impacted and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

DeVry may experience movements in foreign currency exchange rates which could adversely affect our operating results.

As DeVry expands internationally, DeVry will conduct more transactions in currencies other than the U.S. Dollar. The volume of transactions in the various foreign currencies could continue to increase, thus increasing DeVry’s exposure to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Expansion into new international markets will subject DeVry to risks inherent in international operations.

As part of its strategy, DeVry has acquired and intends to acquire or establish additional educational operations outside of the United States. To the extent that DeVry expands internationally, DeVry will face risks that are inherent in international operations including:

•	Compliance with foreign regulatory environments;
•	Management of internal operations are more complex;
•	Currency exchange rate fluctuations;
•	Monetary policy risks, such as inflation, hyperinflation and deflation;
•	Price controls or restrictions on exchange of foreign currencies;
•	Political and economic instability in the countries in which DeVry operates;
•	Potential unionization of employees under local labor laws;
•	Multiple and possibly overlapping and conflicting tax laws;
•	Inability to repatriate cash balances; and
•	Compliance with United States regulations such as the Foreign Corrupt Practices Act.

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At June 30, 2013, intangible assets from business combinations totaled $282.0 million, and goodwill totaled $508.9 million. Together, these assets equaled approximately 43% of total assets as of such date. If DeVry’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $282.0 million of intangible assets and up to $508.9 million of goodwill.

ITEM 1B — UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 — PROPERTIES

DEVRY UNIVERSITY

DeVry University is headquartered within DeVry’s home office in Downers Grove, Illinois. DeVry University campuses are large and modern buildings located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas, and many are served by public transportation. Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, and student lounges. Laboratories include computers and various telecommunications, electronic and biomedical equipment necessary to provide an appropriate environment for students’ development of the required technical skills for their programs of study. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricular areas with numerous software packages offering a variety of business, engineering and scientific applications. Connections to the Internet are included through the computer laboratories as a part of the program curriculum.

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

As of June 30, 2013, there were more than 90 DeVry University locations, including both campuses and centers, in operation. These locations comprised approximately 3,023,000 in total square feet, of which, approximately 2,191,000 square feet were under lease and approximately 832,000 square feet were owned. No campus that is owned by DeVry is subject to a mortgage or other indebtedness. DeVry plans to consolidate several DeVry University locations in fiscal 2014. Consolidations of DeVry University locations may be necessary in fiscal 2014 and beyond should enrollments continue to decline.

MEDICAL AND HEALTHCARE

Ross University School of Medicine and Ross University School of Veterinary Medicine

The Ross University School of Medicine’s foundations of medicine facilities of approximately 215,000 total square feet are located on an approximately 33-acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease and 11 acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria and recreational space. Classrooms and laboratories are furnished with modern audio-visual equipment.

During fiscal year 2009, Ross University School of Medicine opened a 31,700 square foot leased location in Freeport, Grand Bahama. Currently, Ross University School of Medicine and American University of the Caribbean School of Medicine offer a Medical Education Review program at the Freeport location. These operations are expected to be consolidated to a U.S. location in early calendar 2014.

The Ross University School of Veterinarian Medicine pre-clinical instructional facilities of approximately 188,000 total square feet are located on a 50 acre site in St. Kitts which is owned. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns.

American University of the Caribbean

American University of the Caribbean’s seven acre campus is located in the country of St. Maarten. The campus is owned and includes approximately 133,000 square feet of academic and student residence facilities. The construction of a new academic and student-life building is currently in progress.

DeVry Medical International

DeVry Medical International, Inc., is co-located with a DeVry University facility in North Brunswick, New Jersey. In addition, DeVry Medical International, Inc. has a clinical and administrative center in Miramar, Florida, which is co-located with Chamberlain College of Nursing and DeVry University.

Chamberlain College of Nursing

Chamberlain’s home office is located within DeVry’s home office in Downers Grove, Illinois. Chamberlain currently operates thirteen campuses of which twelve are co-located with DeVry University campuses. The other is located in a leased facility in Cleveland, OH.

Carrington

As of June 30, 2013, there were eleven Carrington College campuses and eight Carrington College California campuses in operation. These locations comprise approximately 750,000 in total square feet, all of which are under lease. In addition, the parent organization of the Carrington Colleges leases office space in Phoenix, AZ and Sacramento, CA, for its administrative offices. In fiscal 2013, administrative offices located in Mission Viejo, CA were closed and functions were moved to Phoenix, AZ and DeVry’s home office in Downers Grove, Illinois.

INTERNATIONAL AND PROFESSIONAL EDUCATION

DeVry Brasil

DeVry Brasil currently operates twelve campuses in the cities of Fortaleza, Salvador, Sao Luis, Recife and Caruaru Brazil. DeVry Brasil’s administrative functions are co-located with a campus in Fortaleza, which is an owned facility. These locations comprise approximately 1,267,000 total square feet, of which approximately 853,000 square feet are under lease and 414,000 square feet are owned.

Becker Professional Education

Becker Professional Education is headquartered within DeVry’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 10,000 square feet of space in Southern California for staff devoted to curriculum and other development efforts. Becker also leases space in Melville, New York and Hong Kong for sales and administrative staff. The administrative and sales office of Becker’s physician reviews is co-located with DeVry University’s campus in Irving, Texas, a Dallas suburb.

CPA review classes are conducted in leased facilities, fewer than ten of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.

Advanced Academics

Advanced Academics is headquartered in approximately 34,000 square feet of leased office space in Oklahoma City, Oklahoma.  In addition, Advanced Academics leases 3 smaller offices of approximately 2,000 to 5,000 square feet each in Minneapolis, MN; Reno, NV and Tracy, CA, for its teaching faculty and student service staff. During the fourth quarter of fiscal year 2013, management determined that the market in which Advanced Academics operates no longer aligns with DeVry’s strategic plan. Management is in the process of divesting Advanced Academics.

HOME OFFICE

DeVry’s home office staff are located in two leased facilities in the Chicago suburbs of Oak Brook and Downers Grove, Illinois. DeVry leases approximately 251,000 square feet of total office space for these two locations. In addition, DeVry leases two buildings comprising a total of 137,000 square feet in Chicago, Illinois and the Chicago suburb of Addison, Illinois. These facilities house DeVry’s online operations.

In addition, DeVry owns two buildings comprising a total of 218,000 square feet in the Chicago suburbs of Naperville and Wood Dale, Illinois. The Naperville facility houses DeVry’s online operations and student finance administrative staff. The Wood Dale facility has been vacated and is currently held for sale.

DeVry’s leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases contain provisions giving DeVry the right to renew its lease for additional periods at various rental rates, though generally at rates higher than are currently being paid.

ITEM 3 – LEGAL PROCEEDINGS

DeVry is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

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

On July 10, 2012, DeVry filed a Motion to Dismiss the corrected Second Amended Complaint. On March 27, 2013, Judge Grady granted DeVry’s Motion to Dismiss and entered judgment in favor of DeVry and against plaintiffs. Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel. On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal; however, the appeal has been stayed pending Judge Grady’s resolution of the sanctions issue. The issue of sanctions was fully briefed by the parties as of May 17, 2013, and is under consideration by Judge Grady.

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

Although DeVry believes that the appeal of the remaining Shareholder Case is without merit, the ultimate outcome of pending litigation is difficult to predict. DeVry will vigorously defend any appellate proceedings which may proceed in the Shareholder Case. At this time, DeVry does not expect that the outcome of any such matter or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry are:

Name, Age and Office		Business Experience

Daniel M. Hamburger President and Chief Executive Officer, DeVry Inc.	49	Mr. Hamburger joined DeVry in November 2002 as Executive Vice President with responsibility for DeVry’s online programs and Becker Professional Review. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry. Mr. Hamburger was appointed Chief Executive Officer in November 2006.

David J. Pauldine Executive Vice President, DeVry Inc. and President, DeVry University, Inc.	56	Mr. Pauldine joined DeVry in October 2005. In July 2006, he became President of DeVry University, Inc. Prior to joining DeVry, Mr. Pauldine was Executive Vice President at EDMC and President of The Art Institutes, a private-sector educational management company, from July 2001 to October 2005.

Steven P. Riehs President, DeVry Medical International and President, International and Professional Education	53	Mr. Riehs joined DeVry in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. In October 2010, Mr. Riehs was promoted to President, International, K-12 and Professional Education, a new organizational structure within DeVry that included DeVry Brasil, Advanced Academics and Becker Professional Education. In April 2013, Mr. Riehs was appointed President of DeVry Medical International. In addition, Mr. Riehs maintains leadership responsibility for DeVry’s International and Professional Education segment.

John P. Roselli President, Becker Professional Education	49	Mr. Roselli joined DeVry in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli was promoted to President of Becker Professional Education.

Susan L. Groenwald President, Chamberlain College of Nursing	64

Ms. Groenwald joined DeVry in January 2006 as President of Chamberlain College of Nursing. Prior to joining DeVry, Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services firm for large self-insured employers.

Robert A. Paul President, Carrington Colleges Group, Inc.	45	Mr. Paul joined DeVry in July 2007 as Vice President of Metro Operations at DeVry University. On July 1, 2011, Mr. Paul was promoted to President, Carrington Colleges Group, Inc. Prior to joining DeVry, Mr. Paul served in a variety of leadership roles at the University of Phoenix from 1993 through 2007.

Timothy J. Wiggins Senior Vice President, Chief Financial Officer and Treasurer, DeVry Inc.	57	Mr. Wiggins joined DeVry in January 2012 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry, Mr. Wiggins served as Executive Vice President and Chief Financial Officer of Tellabs since 2003.

Name, Age and Office		Business Experience

Sharon Thomas Parrott Senior Vice President, External Relations and Chief Regulatory Compliance Officer, DeVry Inc.	63	Ms. Thomas Parrott joined DeVry in 1982 after several years as an officer in the U.S. Department of Education’s Office of Student Financial Assistance. She served DeVry in several student finance positions and later assumed responsibility for corporate communications and government and public relations. In her current position, she is responsible for implementing and maintaining DeVry’s government compliance program and for managing relations with key external audiences, including government officials, education policymakers and legislators. In addition she manages DeVry’s public affairs and civic engagement efforts.

Gregory S. Davis Senior Vice President, General Counsel and Secretary, DeVry Inc.	51	Mr. Davis joined DeVry in July 2007 as Vice President, General Counsel and Secretary. Prior to joining DeVry, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc., from 2003 to 2007, which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.

Donna N. Jennings Senior Vice President, Human Resources, DeVry Inc.	51	Ms. Jennings joined DeVry in October 2006 as Senior Vice President of Human Resources. Prior to joining DeVry, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Eric P. Dirst President, DeVry Online Services	46	Mr. Dirst joined DeVry in May 2008 as Vice President and Chief Information Officer. On May, 1 2013, Mr. Dirst was promoted to President of DeVry Online Services. Prior to joining the Company, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2001 to 2008.

Christopher C. Nash Chief Information Officer, DeVry Inc.	46	Mr. Nash joined DeVry in 2010 as Chief Technology Officer. Prior to joining DeVry, Mr. Nash was Chief Technology Officer at Millward Brown Group, a global market research organization and division of Kantar Group. Previously, Mr. Nash held technical leadership roles at Kraft Foods, Inc., Greenbrier & Russel, and Rand McNally

Patrick J. Unzicker Vice President, Finance and Chief Accounting Officer, DeVry Inc.	42	Mr. Unzicker joined DeVry in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer. Prior to joining DeVry, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Market Information

DeVry’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Dividends	Fiscal 2013		Dividends	Fiscal 2012
	Paid	High	Low	Paid	High	Low
First Quarter	$0.15	$31.80	$18.15	$0.12	$66.85	$35.03
Second Quarter	0.17	27.26	20.37	-	43.01	32.73
Third Quarter	-	33.32	22.87	0.15	42.37	33.85
Fourth Quarter	0.17	34.51	26.70	-	34.68	26.13

Approximate Number of Security Holders

There were 555 holders of record of DeVry’s common stock as of August 1, 2013. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry’s 401(k) and profit sharing plan and its colleague stock purchase plan. DeVry believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the colleague stock purchase plan or who own stock through their investment election in DeVry’s 401(k) and profit sharing plan.

 Dividends

DeVry is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry’s subsidiaries may be restricted by law. Cash flow is also subject to some restrictions by covenants in DeVry’s debt agreement, including maintaining consolidated net worth, fixed charge coverage and leverage at or above specified levels. DeVry generated sufficient cash flow in fiscal 2013 to fund its current operations, reinvest in facilities and capital equipment as appropriate and remain in full compliance with the covenants in its debt agreement. In May 2013, the Board of Directors declared a dividend of $0.17 per share of common stock, paid in June 2013. DeVry's Board of Directors stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.34 per share. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry and other factors as the Board of Directors deems relevant. See Note 7 to the Consolidated Financial Statements for historical dividend declaration information.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs (1)
April 2013	127,336	$30.65	127,336	$81,352,958
May 2013	57,880	$28.16	57,880	$79,723,028
June 2013	-	$-	-	$79,723,028
Total	185,216	$29.87	185,216	$79,723,028

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $79,723,028 million as of June 30, 2013. DeVry suspended repurchases under this plan in May 2013.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs
April 2013	263	$27.61	NA	NA
May 2013	1,282	$29.72	NA	NA
June 2013	-	$-	NA	NA
Total	1,545	$29.36	NA	NA

(2) Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry’s Common Stock during the period from June 30, 2008, through June 30, 2013, with the cumulative return on the NYSE Stock Market Index (U.S. Companies), an industry group-new index and an industry group-old index.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2008

AMONG DEVRY INC., NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2008	2009	2010	2011	2012	2013
DeVry Inc.	100.0	93.6	98.6	111.6	59.0	60.0
NYSE Market Index – U.S. Companies	100.0	70.5	79.2	88.9	85.7	102.9
Industry Group Index-New (1)	100.0	140.2	110.8	104.8	73.5	46.7
Industry Group Index-Old (2)	100.0	140.2	107.4	92.0	68.5	36.4

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2008 in DeVry Inc. Common Stock, the NYSE Stock Market Index (U.S. Companies), the Industry Group-New (1), and the Industry Group-Old (2), and that all dividends were reinvested.

(1) The Industry Group-New consists of the following companies selected on the basis of similarity in nature of their business: Apollo Group, Inc., Bridgepoint Education, Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., Education Management Corp., Grand Canyon Education, Inc., ITT Educational Services, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute. DeVry believes that, including itself, these companies represent the majority of the market value of publicly traded companies whose primary business is education. Among the changes to the index was the addition of three companies whose market values warrant inclusion.

(2) The Industry Group-Old consists of the following companies selected on the basis of similarity in nature of their business: Apollo Group, Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., ITT Educational Services, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for DeVry for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 123 of this report.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this report.

OVERVIEW

DeVry’s financial results for fiscal 2013 reflect a continued revenue decline primarily within DeVry University which resulted in decreased earnings as compared to the prior year. This decline was partially offset by continued growth from DeVry’s healthcare, international and professional education program offerings. Management believes that it is making progress towards achieving its top priorities of realigning DeVry’s cost structure with student enrollment levels, regaining enrollment growth, and making targeted investments to drive future growth. Operational and financial highlights for the year include:

•	The continued slow level of economic growth, persistent high levels of unemployment, negative perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition have resulted in declining student enrollments at DeVry University. To improve DeVry University’s performance, management is executing a five-point turn-around plan which includes initiatives to further improve academic quality, align its cost structure with enrollment levels and regain enrollment growth.

•	During the year, DeVry made solid progress in aligning its cost structure with its enrollments. DeVry realized more than $100 million in total cost and expense savings in fiscal year 2013, primarily at DeVry University, Carrington College and Carrington College California (collectively “Carrington”).

•	During the fourth quarter of fiscal year 2013, management recorded non-cash, pre-tax impairment charges of $57.0 million related to the write-down of identified intangible assets and goodwill at Carrington.

•	During the fourth quarter of fiscal year 2013, DeVry recorded pre-tax restructuring charge of approximately $14.7 million. This is in addition to the $11.5 million of pre-tax restructuring charges recorded in the first three quarters of fiscal 2013. Of these charges, $10.3 million relates to severance for workforce reductions and $15.9 million relates to real estate consolidations. These restructuring actions were made to align cost structure with enrollments primarily at DeVry University, Carrington Colleges and the DeVry Inc. home office. During fiscal year 2014, DeVry expects to realize expense reductions of approximately $60 million related to this restructuring, primarily within these educational institutions and at home office.

•	During the fourth quarter of fiscal year 2013, management committed to divest Advanced Academics Inc. (“AAI”). As a result, the assets of this institution were reclassified as “held for sale” on the Consolidated Balance Sheets and the operating results are disclosed as “discontinued operations” in the Consolidated Statements of Income. The fiscal 2013 loss on discontinued operations includes pre-tax operating losses of $19.5 million, pre-tax asset impairment charges of $4.8 million related to the write down of long-term assets to their fair market value and a $0.3 million in pre-tax severance charges related to workforce reductions.

•	During fiscal 2013, management made good progress on the Carrington turn-around plan. New student enrollments at Carrington increased nearly 18% as compared to the prior year. As of June 30, 2013, total student enrollment increased 9.6% to 7,111 as compared to 6,486 total students in the prior year. However, management recorded a non-cash impairment charge of $57.0 million during the fourth quarter of fiscal year 2013.

•	As of the May 2013 session, total student enrollments at Chamberlain College of Nursing (“Chamberlain”) increased 24.1% to a record 13,953 students as compared to the same session last year.

•	DeVry University received Reaffirmation of Accreditation by the Institutional Actions Council (IAC) of The Higher Learning Commission (HLC) of the North Central Association of Colleges and Schools (NCA). The IAC action continues the accreditation of DeVry University, DeVry College of New York and the University’s Keller Graduate School of Management until 2019.

•	DeVry continued to execute on its diversification strategy and completed the acquisition of the business operations of Faculdade do Vale do Ipojuca (Favip) on September 3, 2012. Favip currently serves approximately 5,000 students and offers more than 30 undergraduate and graduate programs at two campuses located in Caruaru, the state’s second largest city. On July 1, 2013, DeVry Brasil completed the acquisition of Faculdade Differential Integral (“Facid”) which serves about 2,500 students primarily in healthcare, including a Doctor of Medicine program at two campuses located in Teresina. These acquisitions continue the process of expanding DeVry Brasil’s presence in the northeast area of the country. Including this most recent acquisition, DeVry Brasil now serves more than 29,000 students in thirteen campuses across Northeastern Brazil.

•	The American Institute of Certified Public Accountants released its 2012 Elijah Watt Sells award winners, honoring the candidates with the highest scores on the CPA exam. There were 39 winners, and 37 of them prepared for the exam using Becker’s industry-leading CPA review materials.

•	DeVry completed its seventh share repurchase program during fiscal year 2013. In November 2012, DeVry began repurchasing shares of its common stock under its eighth share repurchase program, which was approved by its Board of Directors in August 2012. During fiscal year 2013, DeVry repurchased approximately 2,202,000 shares of its common stock at an average cost of $24.47 per share. Repurchases under the program were suspended in May 2013.

•	DeVry’s financial position remained strong generating $261.5 million of operating cash flow during fiscal year 2013. As of June 30, 2013, cash and marketable securities balances of all operations totaled $200.1 million with no debt outstanding.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During fiscal year 2013, DeVry recorded impairment charges related to its Carrington Colleges Group reporting unit. In addition, DeVry recorded restructuring charges primarily related to workforce reductions and real estate consolidations to align its cost structure with enrollments at DeVry University, Carrington Colleges and the DeVry Inc. home office. DeVry also recorded the operating results of its Advanced Academic Inc. reporting unit as discontinued operations beginning in the fourth quarter of the fiscal year. Finally, during fiscal year 2013, DeVry reversed an earn-out accrual recorded in relation to an acquisition which management determined will not likely be payable. During fiscal year 2012, DeVry recorded impairment charges related to its Carrington Colleges Group reporting unit and its Advanced Academics reporting unit. In addition, DeVry recorded a restructuring charge primarily related to workforce reductions to align its cost structure with enrollments at DeVry University and Carrington Colleges. DeVry also recorded a gain from the sale of Becker’s Stalla CFA review operations. The following table illustrates the effects of the impairment charges, restructuring charge, discontinued operations and gain on the sale of assets on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the impairment and restructuring charges, earn-out accrual adjustment and gain on the sale of assets. DeVry uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	Fiscal Year
	2013	2012	2011
Net Income	$106,786	$141,565	$330,403
Earnings per Share (diluted)	$1.65	$2.09	$4.68
Discontinued Operations (net of tax)	$16,902	$27,541	$4,390
Earnings per Share (diluted)	$0.26	$0.41	$0.06
Earn-out Accrual Adjustment (net of tax)	$(4,381)	$-	$-
Earnings per Share (diluted)	$(0.07)	$-	$-
Impairment Charges (net of tax)	$49,448	$55,751	$-
Effect on Earnings per Share (diluted)	$0.77	$0.82	$-
Restructuring Expenses (net of tax)	$16,240	$4,334	$-
Effect on Earnings per Share (diluted)	$0.25	$0.06	$-
Gain on Sale of Assets (net of tax)	$-	$(2,216)	$-
Effect on Earnings per Share (diluted)	$-	$(0.03)	$-
Net Income from Continuing Operations Excluding the Earn-out Accrual
Adjustment, Impairment Charges, Restructuring Expenses and
Gain on Sale of Assets (net of tax)	$184,995	$226,975	$334,793
Earnings per Share from Continuing Operations Excluding the Earn-out Accrual
Adjustment, Impairment Charges, Restructuring Expenses and
Gain on Sale of Assets (net of tax)	$2.86	$3.35	$4.74

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior two fiscal years. Percentages may not add because of rounding.

	Fiscal Year
	2013	2012	2011
Revenues	100.0%	100.0%	100.0%
Cost of Educational Services	49.0%	46.4%	42.3%
Student Services and Administrative Expense	38.5%	38.1%	34.5%
Earn-out Accrual Adjustment	(0.2)%	0.0%	0.0%
Asset Impairment Charges	2.9%	3.6%	0.0%
Restructuring Expenses	1.3%	0.3%	0.0%
Total Operating Costs and Expense	91.5%	88.5%	76.8%
Operating Income from Continuing Operations	8.5%	11.5%	23.2%
Interest Income	0.1%	0.0%	0.1%
Interest Expense	(0.2)%	(0.1)%	(0.1)%
Net Gain on Sale of Assets	0.0%	0.2%	0.0%
Net Interest and Other Income (Expense)	(0.1)%	0.1%	0.0%
Income from Continuing Operations Before Minority
Interest and Income Taxes	8.4%	11.6%	23.2%
Income Tax Provision	(2.0)%	(3.4)%	(7.7)%
Income from Continuing Operations	6.4%	8.2%	15.5%
Loss on Discontinued Operations, Net of Tax	(0.9)%	(1.4)%	(0.2)%
Net Income	5.5%	6.9%	15.3%
Net Income Attributable to Non-controlling Interest	(0.1)%	0.0%	0.0%
Net Income Attributable to DeVry Inc.	5.4%	6.8%	15.3%

FISCAL YEAR ENDED JUNE 30, 2013 VS. FISCAL YEAR ENDED JUNE 30, 2012

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are now included in the discontinued operations section of the Consolidated Income Statements for all periods presented.

REVENUES

Total consolidated revenues for fiscal year 2013 of $1,964.4 million decreased $107.4 million, or 5.2%, as compared to last year. Revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships due to the challenging economic environment, persistent high levels of unemployment, negative perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare and International and Professional Education segments as a result of growth in total student enrollments, improved student retention and tuition price increases. In addition, the two most recent additions to DeVry Brasil, Faculdade Boa Viagem (FBV), which was acquired on February 29, 2012, and Favip, which was acquired on September 3, 2012, contributed to offsetting the revenue decline during fiscal year 2013.

Management expects that total revenues will be down for fiscal year 2014 as compared to fiscal year 2013, driven by the impact from declines in new and total student enrollments within DeVry University experienced in fiscal year 2013 and which are expected to continue into fiscal 2014. These lower revenues will be partially offset by anticipated revenue growth within DeVry’s other educational institutions. Management believes that fiscal years 2015 through 2016 will represent a period of recovery and growth for DeVry, assuming modest enrollment growth at DeVry University, a continued recovery of enrollments within Carrington, and continued growth within DeVry’s other educational institutions.

Business, Technology and Management

During fiscal year 2013, Business, Technology and Management segment revenues decreased 15.9% to $1,096.7 million as compared to the year-ago period as a result of a decline in undergraduate student enrollments and graduate coursetakers due to lower cyclical demand among the University’s target segment of students, driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. This trend is expected to continue into fiscal 2014 which will result in lower revenues. In addition, an increase in scholarships also contributed to the decline in revenues as compared to the prior year period. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:

•	Decreased by 16.6% from July 2011 (9,026 students) to July 2012 (7,532 students);

•	Decreased by 8.6% from September 2011 (7,200 students) to September 2012 (6,580 students);

•	Decreased by 15.5% from November 2011 (6,488 students) to November 2012 (5,482 students);

•	Decreased by 4.7% from January 2012 (5,593 students) to January 2013 (5,330 students);

•	Decreased by 21.2% from March 2012 (6,533 students) to March 2013 (5,146 students); and

•	Decreased by 19.4% from May 2012 (5,730 students) to May 2013 (4,616 students).

Undergraduate total student enrollment by term:

•	Decreased by 15.8% from July 2011 (59,966 students) to July 2012 (50,503 students);

•	Decreased by 14.9% from September 2011 (65,933 students) to September 2012 (56,086 students);

•	Decreased by 17.6% from November 2011 (60,103 students) to November 2012 (49,515 students);

•	Decreased by 14.9% from January 2012 (62,435 students) to January 2013 (53,138 students);

•	Decreased by 16.5% from March 2012 (56,958 students) to March 2013 (47,537 students); and

•	Decreased by 18.7% from May 2012 (60,044 students) to May 2012 (48,842 students).

Graduate coursetaker enrollment, including the Keller Graduate School of Management:

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

•	Decreased by 9.0% from the July 2011 session (21,576 coursetakers) to the July 2012 session (19,635 coursetakers);

•	Decreased by 7.8% from the September 2011 session (23,937 coursetakers) to the September 2012 session (22,072 coursetakers);

•	Decreased by 16.0% from the November 2011 session (23,264 coursetakers) to the November 2012 session (19,540 coursetakers);

•	Decreased by 12.1% from the January 2012 session (24,029 coursetakers) to the January 2013 session (21,131 coursetakers);

•	Decreased by 18.4% from the March 2012 session (23,366 coursetakers) to the March 2013 session (19,075 coursetakers); and

•	Decreased by 17.1% from the May 2012 session (22,732 coursetakers) to the May 2013 session (18,836 coursetakers).

Tuition rates:

•	Effective July 2013, DeVry University is freezing both undergraduate and graduate tuition rates for the school year which ends in June 2014. Management believes this will increase interest from potential students and improve persistence among its current students.

•	Effective with the July 2012 term, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to six credit hours. Tuition is $365 per credit hour for each credit hour in excess of six credit hours. These tuition rates represent an increase of approximately 1.2% as compared to the summer 2011 term. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective with the July 2012 session, Keller Graduate School of Management program tuition per course is $2,298. This represents an expected weighted average increase of 1.9% compared to the year-ago session.

Management believes the decreases in enrollments were due to lower cyclical demand from the University’s target student segment driven by the prolonged slow level of economic growth, persistent high levels of unemployment, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. In addition, management believes heightened competition from both public-sector and private-sector education providers and issues with internal execution contributed to the decreases in DeVry University undergraduate and graduate enrollments. To regain enrollment growth at DeVry University, DeVry University is focused on implementing management’s turnaround plan which includes these points:

•	Further improving academic quality which will lead to improved student learning outcomes and increased graduation rates;
•	Aligning the cost structure with enrollment levels;
•	Regaining enrollment growth;
•	Making targeted investments to drive future growth including new degree and certificate programs; and
•	Managing the change.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry has reduced costs through staffing adjustments and by lowering variable costs. Management has made the decision to close or consolidate DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Management is also focused on process redesign and restructuring in areas such as student finance.

The plan to increase enrollments will include communication of DeVry University’s value proposition, which is educational quality, career prospects and high levels of student service. Tuition rates for the fiscal 2014 school year at DeVry University remain unchanged from those of fiscal 2013, and management is employing more strategic use of scholarships to attract new students and improve student persistence. Enhanced use of technology is also expected to increase the effectiveness of the student recruiting process.

In addition, management made the decision to increase scholarships and grants to help DeVry University’s students achieve their academic goals. Under the Career Catalyst Scholarship DeVry University has committed more than $15 million over the next three years to be awarded to qualifying students who enroll in the September, 2013. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree. Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards of progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award may increase up to $7,000. For the third year, the award can increase up to $8,000. DeVry is also exploring methods to increase the flexibility of its programs in order to lower the overall cost of education to its students along with better educating prospective students on the value of a college degree.

Medical and Healthcare

Medical and Healthcare segment revenues increased 9.9% to $672.6 million in fiscal year 2013 as compared to the prior year. Higher total student enrollments at Chamberlain College of Nursing (“Chamberlain”) and DeVry Medical International (which is composed of Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine (“AUC”)) were the key drivers of the segment revenue growth. Carrington College and Carrington College California (collectively “Carrington”) experienced an increase in total student enrollments in the second half of fiscal year 2013 as compared to the year ago period. Total year 2013 Carrington revenues declined 2.2% from total year 2012. Also, AUC, which was acquired on August 3, 2011, contributed a full year of revenue during fiscal year 2013 as opposed to the eleven months contributed in fiscal year 2012. Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below.

DeVry Medical International new student enrollment by term:

•	Increased by 8.4% from September 2011 (853 students) to September 2012 (925 students);

•	Increased by 0.3% from January 2012 (601 students) to January 2013 (603 students): and

•	Decreased by 19.4% from May 2012 (643 students) to May 2013 (518 students).

DeVry Medical International total student enrollment by term:

•	Increased by 2.1% from September 2011 (6,082 students) to September 2012 (6,209 students);

•	Increased by 4.9% from January 2012 (6,024 students) to January 2013 (6,318 students); and

•	Decreased by 2.4% from May 2012 (5,944 students) to May 2013 (5,800 students).

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 14.7% from July 2011 (1,721 students) to July 2012 (1,974 students);

•	Increased by 52.6% from September 2011 (1,065 students) to September 2012 (1,625 students);

•	Increased by 13.5% from November 2011 (1,868 students) to November 2012 (2,121 students);

•	Increased by 87.8% from January 2012 (1,129 students) to January 2013 (2,120 students);

•	Decreased by 25.0% from March 2012 (1,801 students) to March 2013 (1,350 students); and

•	Increased by 110.8% from May 2012 (1,083 students) to May 2013 (2,283 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 15.8% from July 2011 (9,374 students) to July 2012 10,852 students);

•	Increased by 20.2% from September 2011 (10,029 students) to September 2012 (12,050 students);

•	Increased by 15.3% from November 2011 (10,619 students) to November 2012 (12,247 students);

•	Increased by 26.0% from January 2012 (10,888 students) to January 2013 (13,714 students);

•	Increased by 16.9% from March 2012 (11,321 students) to March 2013 (13,235 students); and

•	Increased by 24.4% from May 2011 (11,214 students) to May 2013 (13,953 students).

Carrington new student enrollment by term:

•	Increased by 33.3% from September 2011 (2,548 students) to September 2012 (3,396 students);

•	Increased by 12.7% from December 2011 (1,565 students) to December 2012 (1,763 students);

•	Increased by 17.5% from March 2012 (2,035 students) to March 2013 (2,391 students); and

•	Decreased by 1.5% from June 2012 (1,632 students) to June 2013 (1,607 students)

Carrington total student enrollment by term:

•	Decreased by 8.3% from September 2011 (8,322 students) to September 2012 (7,628 students);

•	Increased by 0.4% from December 2011 (7,379 students) to December 2012 (7,405 students);

•	Increased by 8.8% from March 2012 (7,309 students) to March 2013 (7,951 students); and

•	Increased by 9.6% from June 2012 (6,486 students) to June 2013 (7,111 students).

Tuition rates:

•	Effective September 2012, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine are $17,675 and $16,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $19,500 per semester for the medical school, and $21,100 per semester for the veterinary school. These tuition rates represent an increase from September 2011 rates of 6.6% and 7.1% for the medical school and 6.3% for the veterinary school. These amounts do not include the cost course materials, supplies, transportation, and living expenses.

•	Effective September 2012, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $17,925 and $20,050, respectively, per semester. These tuition rates represent an increase from the September 2011 rates of 6.1%.

•	Effective July 2012, tuition is $665 per credit hour for students enrolling in one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (BSN) (onsite), Associate Degree in Nursing (ADN) and Licensed Practical Nurse to Registered Nurse (LPN-to-RN) programs. Tuition is $100 per credit hour per session for each credit hour in excess of six credit hours. These effective tuition rates are unchanged as compared to the prior year. These amounts do not include the cost of course materials and supplies.

•	Effective July 2012, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree program. This tuition rate is unchanged from the July 2011 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (MSN) program is $650 per credit hour, which is unchanged from the prior year. The online DNP program is offered at $750 per credit hour.

•	On a per credit hour basis, tuition for the Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College and Carrington College California as well, depending on the program. Total program tuition at each institution ranges from approximately $13,000 for certificate programs to over $60,000 for some advanced programs.

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. May 2013 enrollments were negatively impacted by a transition of key roles within the marketing and enrollment management areas, which have now been completed. Management believes this negative trend will reverse in the September 2013 enrollment period as current indications project an increase in new student enrollments. Management believes that the historical enrollment increases at DeVry Medical International have resulted from the reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, and steps taken to meet student demand such as adding faculty and classrooms which reduced capacity constraints that existed in the prior fiscal year. Though management expects these enrollment trends to continue, heightened competition may adversely affect DeVry Medical International’s ability to continue to attract qualified students to its programs.

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The increase in new student enrollments in all sessions except that of March 2013 at Chamberlain was attributable to increased conversion rates for its RN-to-BSN online completion program, the addition of new locations in Indianapolis in March 2012, Atlanta in May, 2012 and Cleveland in January 2013, along with organic growth at existing locations. The new campuses in Indianapolis and Atlanta are both co-located with DeVry University. New student enrollment at Chamberlain for the March 2013 term as compared to the March 2012 term was impacted by the realignment of the academic calendar, with September, January and May intakes. As a result there were no onsite enrollments for the March term. These enrollments were shifted to the May 2013 term which partially accounts for the 108 percent increase in new student enrollments from May 2012.

Management believes the declines in total student enrollments experienced at Carrington in previous fiscal years were the result of heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make targeted investments in enhancing its students’ academic experience. These initiatives contributed to the 33%, 12.7% and 17.5% growth in new student enrollments in the September 2012, December 2012 and March 2013 terms, respectively, as well as an increase in total student enrollment in the December 2012, March 2013 and June 2013 terms.

International and Professional Education

All discussions of this segment’s revenues exclude the results of Advanced Academics, Inc. (“AAI) which are now included in the discontinued operations section of the Consolidated Income Statements for all periods presented.

International and Professional Education segment revenues rose 25.8% to $196.6 million in fiscal 2013 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago period. Revenue growth at DeVry Brasil was primarily the result of the recent acquisitions of FBV, which was acquired on February 29, 2012, and Favip, which was acquired on September 3, 2012. Becker Professional Education revenues increased driven primarily by the contribution of Falcon Physician Reviews (“Falcon”) which was acquired in April, 2012 and contributed a full years of revenue in the current year as opposed to the three months contributed in fiscal year 2012. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:

•	Increased by 31.1% from September 2011 (3,033 students) to September 2012 (3,975 students). The acquisition of FBV accounted for 851 new student enrollments in the current year period. Excluding the impact of the FBV acquisition, new student enrollments increased by 3.0%; and

•	Increased by 32.0% from March 2012 (5,599 students) to March 2013 (7,390 students). The acquisitions of Favip accounted for 1,814 new student enrollments in the current year period. Excluding the impact of the Favip acquisition, new student enrollments decreased by 0.4%.

DeVry Brasil total student enrollment by term:

•	Increased by 49.2% from September 2011 (14,099 students) to September 2012 (21,031 students). The acquisition of FBV accounted for 5,129 total student enrollments in the current year period. Excluding the impact of the FBV acquisition, new student enrollments increased by 12.8%; and

•	Increased by 36.6% from March 2012 (21,297 students) to March 2013 (29,083 students). The acquisition of Favip accounted for 6,353 total student enrollments in the current year period. Excluding the impact of the Favip acquisition, total student enrollments grew by 6.7%.

A large percentage of DeVry Brasil’s program offerings are subject to limitations as to the number of students who can be enrolled in the programs. This resulted in the low new student enrollment growth experienced over the last two terms.

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

DeVry’s Cost of Educational Services increased 0.1% to $962.2 million during fiscal year 2013 as compared to fiscal year 2012. Lower Costs of Educational Services within DeVry University and Carrington Colleges as a result of savings from cost reduction measures were partially offset by the increase in costs necessary to support the operations of the growth institutions. This increase includes costs that were incurred in fiscal 2013 in support of operating a higher number of campus locations for Chamberlain as compared to the prior year and the need to support continued growth at DeVry Medical International and DeVry Brasil. The costs at DeVry Brasil include the full year effect of expense from the acquisitions of FBV, which was acquired on February 29, 2012, and Favip, which was acquired on September 3, 2012. Additional costs were also realized from the full year effect of the acquisition Falcon, which was acquired on April 3, 2012.

As a percentage of revenue, Cost of Educational Services increased to 49.0% in fiscal year 2013 from 46.4% during the prior year. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington.

For fiscal year 2014, management expects that DeVry’s Cost of Educational Services will increase slightly as compared to fiscal year 2013 driven by higher costs at Chamberlain, DeVry Medical International and DeVry Brasil to open new locations and support growing enrollments partially offset by an expected decrease within DeVry University and Carrington Colleges.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 4.2% to $756.4 million during fiscal year 2013 as compared to the year-ago period. The decrease in expenses reflects savings from cost reduction measures (workforce reductions and reduced project spending). These reductions more than offset the expense growth from the most recent acquisitions of FBV, Falcon, and Favip and the increase in costs necessary to support the operations of the growth institutions. Amortization of finite-lived intangible assets in connection with acquisitions of businesses declined slightly during fiscal year 2013 as compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 38.5% in fiscal year 2013 from 38.1% during the year-ago period. The increase was the result of decreased operating leverage from declining revenues primarily at DeVry University and Carrington.

Asset Impairment Charge

During the fourth quarter of fiscal year 2013, DeVry recorded a non-cash asset impairment charge of $57.0 million related to its Carrington reporting unit. In the fourth quarter of fiscal year 2013, management performed DeVry’s annual valuation of goodwill and intangible assets based on the most recent revenue and operating income projections for fiscal 2014 and beyond. These projections were adjusted for an unexpected decline in new student enrollments realized during the fourth quarter of fiscal 2013 as well as revised projections of enrollments for fiscal 2014.

During the fourth quarter of fiscal year 2013, revenues and operating results for DeVry’s Carrington reporting unit were below management’s expectations driven by lower than expected new student enrollments. New student enrollments in the fourth quarter of fiscal year 2013 declined 1.5% as compared to the prior year and fell short of planned enrollments. The shortfall to plan was due in part to the suspension of new student enrollments in pure online programs with the remaining variance attributable to a decline in demand for Carrington’s onsite program offerings. The decline in new student enrollments reversed a trend of three consecutive quarters of new student enrollment growth (1Q13: 33.3%; 2Q13: 12.7%; and 3Q13: 17.5%). Through March 31, 2013, year-to-date revenues were slightly below plan, but operating income exceeded plan due to continued focus on cost control.

During the fourth quarter of fiscal year 2013, management finalized its new online strategy, with Carrington expected to re-enter the 100% online certificate programs in fiscal year 2015. At the time the decision was made to temporarily suspend pure online enrollments, management anticipated starting the program back up in FY2014. However, based on other factors, it was decided that Carrington would re-enter the 100% online market in FY2015. Accordingly, management revised its forecast and future cash flow projections for Carrington.

To improve Carrington’s financial results, management continues to execute a turn-around plan which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. Though management believes actions will restore the positively trending growth in admissions there is increased uncertainty as to the when a period of significant growth will occur. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an impairment analysis of Carrington’s goodwill and indefinite-lived intangible assets. As a result, DeVry recorded a non-cash, pre-tax asset impairment charge of $57 million. The remaining goodwill and indefinite-lived intangible asset balances for this reporting unit are $98.8 million and $67.2, respectively. These amounts are subject to further write-down in subsequent periods should management’s financial projections not be realized.

See Note 9 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended June 30, 2013, for additional disclosure on the impairment analyses.

Restructuring Expenses

During fiscal year 2013, DeVry implemented a Voluntary Separation Plan (VSP), an involuntary reduction in force (RIF) and other staff reduction actions that will reduce its workforce by approximately 475 positions across all reporting units. This resulted in a pre-tax charge of approximately $10.3 million in fiscal 2013 that represented severance pay and benefits for these employees. This was allocated to the segments as follows: $7.7 million to Business Technology and Management, $1.0 million to Medical and Healthcare, $0.6 million to International and Professional Education and $1.0 million to DeVry home office which is classified as “Depreciation and Other” in “Note 16- Segment Information” to the consolidated financial statements of this Form 10-K.

DeVry made decisions to consolidate facilities at its Carrington and DeVry University educational institutions. This resulted in pre-tax charges of $6.3 in fiscal 2013. Also during fiscal year 2013, DeVry consolidated its administrative offices in the Chicagoland area. As a result, a DeVry owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in fiscal 2013 for a write-down of assets to fair market value and an expected loss on this asset sale. Other restructuring charges totaling $1.7 million were also expensed in fiscal 2013. These facility and other charges were allocated to the segments as follows: $1.4 million to Business Technology and Management, $5.1 million to Medical and Healthcare and $9.4 million to DeVry home office which is classified as “Depreciation and Other” in “Note 16- Segment Information” to the consolidated financial statements of this Form 10-K.

DeVry expects to save approximately $30 million to $40 million annually as a result of these restructuring actions.

Cash payments for these severance charges were approximately $3.3 million for the year ended June 30, 2013. The remaining accrual for these charges is $13.2 as of June 30, 2013. The balance is expected to be paid by the end of fiscal 2015.

OPERATING INCOME

Total consolidated operating income from continuing operations for fiscal year 2013 of $167.0 million decreased $72.0 million, or 30.1%, as compared to the prior year. The largest driver of the decline in operating income during fiscal year 2013 was the revenue decline at DeVry University. This decline more than offset the increases in revenue and operating income resulting from recent acquisitions and growth in other institutions. The revenue decline was partially offset by the decrease in expenses from cost reduction measures, as discussed above. The operating income decline was limited to the Business, Technology and Management segment.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 55.2% to $90.0 million during fiscal year 2013 as compared to the prior year. The decrease in operating income was the result of lower revenue and decreased operating leverage and a restructuring charge of $9.1 million (as discussed earlier) which was $4.1 million higher than the restructuring charge recorded in fiscal 2012. Total segment expenses for fiscal 2013, excluding the restructuring charges decreased 9.1% as compared to the fiscal 2012, as a result of savings from cost reduction measures, as discussed above. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs. Consolidations of DeVry University locations and further cost control measures may be necessary in fiscal 2014 and beyond should enrollments continue to decline.

Medical and Healthcare

Medical and Healthcare segment operating income increased 463.2% to $54.1 million during fiscal year 2013 as compared to the prior year. The increase in operating income was primarily the result of increased operating income at Chamberlain, Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine. The operating loss at Carrington narrowed as compared to the prior year. The other contributing factor to the increase in operating income for fiscal year 2013 was a reduction in the combined amount of non-cash asset impairment charges and restructuring charges recorded fiscal 2013 compared to those recorded in fiscal 2012. Excluding these charges in both years, total consolidated operating income for fiscal year 2013 increased 35.3% as compared to the prior year.

International and Professional Education

International and Professional Education segment operating income increased 32.5% to $50.6 million during fiscal year 2013 as compared to the prior year. The improved operating results were driven primarily by increased operating leverage within Professional Education and DeVry Brasil.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income increased approximately $0.8 million in fiscal 2013 as compared to the prior year. This interest was earned primarily at DeVry Brasil and was the result of higher investible cash balances at rates significantly higher than those of the Untied States.

Interest expense increased slightly during fiscal year 2013 as compared to the prior year. The increase in interest expense was attributable to interest accreted on earn-outs and installment payments related to the acquisition of FBV.

INCOME TAXES

Taxes on income from continuing operations were 23.8% of pretax income for fiscal year 2013, compared to 29.4% for the prior year. The lower effective tax rate in fiscal year 2013 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (”CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, AUC School of Medicine BV (AUC) incorporated under the laws of St. Maarten, and DeVry Brasil incorporated under the laws of Brazil all benefit from local tax incentives. The Medical School and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, (in the case of the Medical School), an indefinite period of exemption and (in the case of the Veterinary School), exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In the fourth quarter of fiscal 2013, management determined that the operations of Advanced Academics, Inc. (“AAI”) no longer aligned with the strategic direction of DeVry. At this time, management committed to divest the AAI business. Management engaged an investment banking firm to act as the exclusive financial advisor to DeVry with respect to the sale of AAI. DeVry authorized the investment banking firm to begin marketing AAI and it was determined that there was sufficient interest by potential buyers to pursue the sale of this business. As a result, it was determined that the net assets of AAI would be classified as “held for sale” in the Consolidated Balance Sheets and the results of operations of AAI would be classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows under the guidance for discontinued operations disclosure for fiscal 2013.

The reported loss on discontinued operations in fiscal 2013 includes a pre-tax impairment charge of $4.8 million for a fair market write-down of AAI’s long-term assets. As a result of its review of projections of fiscal 2014 operating results and re-examination the potential long-term profitability of contract relationships during its annual fourth quarter planning process, management determined that the market value of this business had been significantly diminished.

The reported loss on discontinued operations in fiscal year 2013 also includes expense related to a fourth quarter increase in the reserve for doubtful accounts. As of June 30, 2013, management assessed the collectability of the amount due from a large customer. Based upon the claims analysis provided by outside counsel as well as management’s internal review, management has concluded that the full amount of the gross receivable outstanding as of June 30, 2013 is valid and due to AAI. However, based on management’s best estimate of the outcome of on-going negotiations in resolving the outstanding balances a collectability reserve was established to account for a portion of the receivable which may be ultimately non-collectable given the current status of the collection negotiations with the customer.

See “Note 2 – Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

FISCAL YEAR ENDED JUNE 30, 2012 VS. FISCAL YEAR ENDED JUNE 30, 2011

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI) which are now included in the discontinued operations section of the Consolidated Income Statements for all periods presented.

REVENUES

Total consolidated revenues for fiscal year 2012 of $2,071.8 million decreased $88.5 million, or 4.1%, as compared to last year. Revenues decreased within DeVry’s Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships due to the challenging economic environment, persistent unemployment and heightened competition. This decrease was partially offset by revenue increases within DeVry’s Medical and Healthcare and International and Professional Education segments as a result of growth in total student enrollments, improved student retention and tuition price increases. In addition, AUC, which was acquired on August 3, 2011, and FBV, which was acquired on February 29, 2012 contributed to offsetting the revenue decline during fiscal year 2012.

Business, Technology and Management

During fiscal year 2012, Business, Technology and Management segment revenues decreased 10.7% to $1,303.6 million as compared to the year-ago period as a result of a decline in undergraduate student enrollments and an increase in scholarships due to the challenging economic environment, persistent unemployment and heightened competition.. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

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

DeVry Medical International new student enrollment by term:

•	Increased by 22.9% from September 2010 (694 students) to September 2011 (853 students); and

•	Decreased by 20.5% from January 2011 (756 students) to January 2012 (601 students); and

•	Increased by 13.6% from May 2011 (566 students) to May 2012 (643 students).

DeVry Medical International total student enrollment by term:

•	Increased by 6.3% from September 2010 (5,723 students) to September 2011 (6,082 students);

•	Increased by 1.0% from January 2011 (5,965 students) to January 2012 (6,024 students); and

•	Increased by 1.0% from May 2011 (5,885 students) to May 2012 (5,944 students).

•	AUC’s new student enrollment for the September 2011 and 2010 terms were 192 students and 204 students, respectively. AUC’s total student enrollment for the September 2011 and 2010 terms were 1,226 students and 1,156 students, respectively.

•	AUC’s new student enrollment for the January 2012 and 2011 terms were 87 students and 114 students, respectively. AUC’s total student enrollment for the January 2012 and 2011 terms were 1,184 students and 1,155 students, respectively.

Chamberlain College of Nursing new student enrollment by term:

•	Increased by 10.7% from July 2010 (1,555 students) to July 2011 (1,721 students);

•	Decreased by 6.0% from September 2010 (1,133 students) to September 2011 (1,065 students);

•	Increased by 4.2% from November 2010 (1,793 students) to November 2011 (1,868 students);

•	Decreased by 3.6% from January 2011 (1,171 students) to January 2012 (1,129 students);

•	Increased by 6.1% from March 2011 (1,697 students) to March 2012 (1,801 students) and

•	Decreased by 0.8% from May 2011 (1,092 students) to May 2012 (1,083 students).

Chamberlain College of Nursing total student enrollment by term:

•	Increased by 39.5% from July 2010 (6,732 students) to July 2011 (9,392 students);

•	Increased by 32.2% from September 2010 (7,587students) to September 2011 (10,039 students);

•	Increased by 26.5% from November 2010 (8,396 students) to November 2011 (10,619 students);

•	Increased by 20.4% from January 2011 (9,044 students) to January 2012 (10,888 students);

•	Increased by 19.9% from March 2011 (9,440 students) to March 2012 (11,321 students) and

•	Increased by 15.7% from May 2011 (9,690 students) to May 2012 (11,214 students).

Carrington new student enrollment by term:

•	Decreased by 33.6% from July 2010 (4,291 students) to July 2011 (2,850 students);

•	Decreased by 33.0% from November 2010 (4,595 students) to November 2011 (3,080 students); and

•	Decreased by 30.9% from March 2011 (3,261 students) to March 2012 (2,254 students).

Carrington total student enrollment by term:

•	Decreased by 25.6% from July 2010 (11,234 students) to July 2011 (8,363 students);

•	Decreased by 28.4% from November 2010 (10,942 students) to November 2011 (7,839 students); and

•	Decreased by 28.4% from March 2011 (10,206 students) to March 2012 (7,309 students).

Tuition rates:

•	Effective September 2011, tuition and fees for the beginning basic sciences portion of the programs at the medical and veterinary schools are $16,575 and $15,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs are $18,200 per semester for the medical school, and $19,850 per semester for the veterinary school. These tuition rates represent an increase from September 2010 rates of 6.3% for the medical school and 5.3% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective September 2011, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program are $16,900 and $18,900, respectively, per semester.

•	Effective July 2011, tuition is $650 per credit hour for students enrolled in the Chamberlain BSN (onsite), ADN and LPN-to-RN programs. Students enrolled on a full-time basis (between 12 and 17 credit hours) are charged a flat tuition amount of $7,800 per semester. This represents an increase from July 2010 rates of approximately 4.8%. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective July 2011, tuition is $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree program. This tuition rate represents an increase from July 2010 tuition rate of approximately 2.6%. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged from the prior year.

•	Effective July 2011, on a per credit hour basis, tuition for Carrington College and Carrington College California programs ranges from $254 per credit hour to $1,651 per credit hour for non-general education courses, with the wide range due to the nature of the programs. General Education courses are charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee ranging from $95 to $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150, depending on the program, is charged at Carrington College as well. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs.

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

International and Professional Education

International and Professional Education segment revenues rose 10.2% to $156.3 million in fiscal year 2012 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago periods. In addition, FBV, which was acquired on February 29, 2012, contributed to the revenue growth in the segment during the third quarter. Revenues increased slightly at Becker during fiscal year 2012 as a result of increased demand for its CPA live and online instruction. In addition, Becker’s acquisition of Falcon Physician Reviews on April 2, 2012, also contributed to revenue growth. Key enrollment trends for DeVry Brasil are set forth below.

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

DeVry’s Cost of Educational Services increased 5.1% to $960.8 million during fiscal year 2012 as compared to the prior year. The acquisitions of AUC, FBV, ATC International and Falcon Physician Reviews, accounted for more than two-thirds of the increase during fiscal year 2012. In addition, cost increases were also incurred in support of operating a higher number of campus locations for Chamberlain and DeVry Brasil as compared to the prior year. These increases were partially offset by lower Costs of Educational Services within DeVry University and Carrington Colleges as a result of savings from cost reduction measures (workforce reductions and deferred project spending). Expense attributed to stock-based awards included in Cost of Educational Services increased during fiscal year 2012 as a result of an increase in the number stock awards granted to retirement eligible employees, which are fully expensed upon grant.

As a percentage of revenue, Cost of Educational Services increased to 46.4% in fiscal year 2012 from 42.3% during the prior year period. The increase was the combined result of decreased operating leverage due to revenue declines primarily at DeVry University and Carrington, and the impact from incremental investments to maintain the high quality of DeVry’s educational offerings and new campus openings at Chamberlain and DeVry Brasil to drive future enrollment growth.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense grew 6.1% to $789.9 million during fiscal year 2012 as compared to the year-ago period. The acquisitions of AUC, FBV, ATC International and Falcon Physician Reviews, accounted for more than one-third of the increase during fiscal year 2012. The remainder of the increase in expenses represented additional investments in advertising and recruiting to drive enrollment growth and incremental marketing expenses associated with operating a higher number of Chamberlain and DeVry Brasil campus locations as compared to the year ago periods. In addition, cost increases were incurred in student services and home office support personnel. These increases were partially offset by savings from cost reduction measures including deferred hiring and workforce reductions.

Amortization of finite-lived intangible assets in connection with acquisitions of businesses increased during fiscal year 2012 as compared to the year-ago period due to the acquisitions of AUC, FBV, ATC International and Falcon Physician Reviews. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 38.1% in fiscal year 2012 from 34.5% during the year-ago period. The increase was the combined result of decreased operating leverage from declining enrollments and incremental investments, which include advertising, student services and home office support personnel.

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

At Advanced Academics, revenue was significantly below management’s expectation during the fourth quarter of fiscal year 2012, as a result of decreased funding for large school districts served by Advanced Academics. Advanced Academics revenue declined 46.4% during the fourth quarter of fiscal year 2012 and the reporting unit generated an operating loss of $5.0 million as compared to operating income of $2.1 million in the year-ago quarter. As a result of recent leadership changes, including both Advanced Academic’s CEO and VP of Finance, the management team undertook a profitability review of all key school districts in connection with preparing the operating plan for fiscal 2014. Management revised its forecast and future cash flow projections for Advanced Academics, which resulted in an estimated fair market value which was below its book value. As a result, DeVry recorded a non-cash asset impairment charge of $19.4 million. See Note 8 to the Consolidated Financial Statements in this Annual Report on Form 10-K for the year ended June 30, 2012, for additional disclosure on the impairment analyses.

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

OPERATING INCOME

Total consolidated operating income for fiscal year 2012 of $238.9 million decreased $262.6 million, or 52.4%, as compared to the prior year. The largest driver of the decline in operating income during fiscal year 2012 was $75.0 million non-cash asset impairment charge. In addition, revenue declines at DeVry University and Carrington Colleges and the restructuring charge also contributed to the decline in operating income. Operating income decreased within all three of DeVry’s respective segments.

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

Medical and Healthcare

Medical and Healthcare segment operating income decreased 91.0% to $9.6 million during fiscal year 2012 as compared to the prior year. The decrease in operating income was the result of an operating loss at Carrington and an asset impairment charge of $75.0 million (as discussed earlier), which was partially offset by an increase in operating income at both Chamberlain and Ross University Schools of Medicine and Veterinary Medicine and the incremental contribution to operating income from AUC. Carrington generated an operating loss as compared to operating income in fiscal year 2011, as a result of lower student enrollments as compared to the year ago period, partially offset by cost reduction measures. Excluding the asset impairment and restructuring charges, the Medical and Healthcare segment operating income declined 19.0% to $86.6 million during fiscal year 2012.

International and Professional Education

International and Professional Education segment operating income decreased 4.1% to $36.7 million during fiscal year 2012 as compared to the prior year. The decrease in operating income was the result of lower operating income at Becker Professional Review, which was partially offset by an increase in operating income at DeVry Brasil, including the incremental contribution to operating income from FBV.

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

During fiscal year 2012, DeVry recorded a $3.7 million pre-tax gain from the sale of Becker’s Stalla CFA review operations in December 2012. For fiscal year 2012, revenues generated from the Stalla CFA Review represented less than 0.5% of total DeVry revenues, and assets attributable to Stalla comprised less than 0.5% of total DeVry assets at the time of divestiture. The business operations and management of the Stalla CFA Review were combined with other Becker Professional Education program offerings, and as such, Stalla did not have separately identifiable cash flows. Accordingly, management concluded that treatment of the Stalla divestiture as a discontinued operation was not required.

INCOME TAXES

Taxes on income from continuing operations were 29.4% of pretax income for fiscal year 2012, compared to 33.2% for the prior year. The lower effective tax rate in fiscal year 2012 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, AUC School of Medicine BV (AUC) incorporated under the laws of St. Maarten, and DeVry Brasil incorporated under the laws of Brazil all benefit from local tax incentives. The Medical and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, (in the case of the Medical School), an indefinite period of exemption and (in the case of the Veterinary School), exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a provision for the payment of U.S. income taxes on these earnings.

CRITICAL ACCOUNTING POLICIES

Note 3, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2013, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

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

Tuition revenue from Becker Professional Education, including ATC International and Becker’s physicians review, is recognized ratably on a straight-line basis over the course term. Becker Professional Education self-study CD ROM, textbook and other educational product revenues are recognized when the product or service is delivered. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided.

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

Impairment of Goodwill and Other Intangible Assets

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed during the fourth quarter of fiscal year 2013. At this time, it was determined that the goodwill and the indefinite-lived intangible asset of the Carrington Colleges Group (“Carrington”) reporting unit had been impaired. Management performed qualitative impairment reviews on a quarterly basis for the Carrington reporting unit in fiscal year 2013. As of the fourth quarter of fiscal year 2013 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any other reporting unit, as estimated fair values exceeded the carrying amounts.

The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 25% as of the end of fiscal year 2012 except those indefinite-lived intangible assets acquired with the acquisition of Carrington where fair values approximated carrying values. The smaller excess margin for the Carrington reporting unit would be expected considering an impairment charge was recorded for this reporting unit during fiscal 2012. Consequently, there had been less time for Carrington to have appreciated in value from its previous impairment date. This situation, however, also required us to remain cognizant of the fact that if Carrington’s realized and projected operating results did not meet expectations, an interim review and possible impairment would be necessary.

To improve Carrington’s financial results, management continues to execute a turn-around plan began in fiscal 2012 which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. Management believed it was making progress in its turnaround plan and that its planned business and operational strategies would continue to reverse the negative trends into the foreseeable future. Despite a difficult economy, evidence of a recovery in enrollments had been experienced at Carrington where new student enrollments increased over the prior year by 33.3%, 12.7% and 17.5% as of September 2012, December 2012 and March 2013, respectively, and total student enrollments increased by approximately 9% over the prior year as of March 2013. These improvements resulted in increased revenues in the third quarter of fiscal 2013 compared to the same period last fiscal year and, along with cost control efforts, reduced the operating losses from levels of a year ago in the nine month period ended March 31, 2013. The revenue and operating results also exceeded internal plans for the nine months ended March 31, 2013. Though management believes its planned business and operational strategies have worked to slow the negative trends, based on circumstances experienced in the fourth quarter of fiscal 2013, there is increased uncertainty as to the when a period of significant growth will occur. Accordingly, management revised its forecast and future cash flow projections for Carrington.

During the fourth quarter of fiscal year 2013, management made the decision to narrow the program focus on core program offerings at Carrington which had a negative impact on new student enrollment. As such, and in conjunction with the preparation of the annual budget process, management updated Carrington’s near-term and long-term financial projections. After several quarters of increasing new student enrollments, the fourth quarter decrease of 2% and projected slower growth in new students was not previously anticipated in future projections of operating results. Also, in conjunction with the fiscal 2014 planning process, the decision was made to delay the re-launch of pure online course delivery from fiscal 2014 to fiscal 2015. All previous projections of fiscal 2014 revenues and operating income were based on the earlier re-introduction of pure online course delivery. These changes will affect the revenues and operating losses of Carrington well into fiscal 2014. Previous projections resulted in a small operating loss at Carrington in fiscal 2014. After affecting the updated forecasts and projections, the projected operating loss increased by approximately 300 percent. These circumstances resulted in management performing a step one impairment analysis of the Carrington goodwill and indefinite-lived intangible assets.

To determine the fair value of the Carrington indefinite-lived intangible asset and Carrington reporting unit in our step one impairment analysis, a discounted cash flow (“DCF”) valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. Management compares the results of the DCF model with various market-based approaches. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. A discount rate of 13% was utilized for the Carrington reporting unit. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in the reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a discounted cash flow model. The estimated fair values of indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed growth rates used to project cash flows and operating results are based upon an analysis of the economic environment in which the reporting unit that records indefinite-lived intangible assets operates. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rate of 13% that was utilized in the Carrington valuation takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in the reporting unit in addition to the specific risk of the Accreditation and Title IV Eligibility asset relative to Carrington’s other assets. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

Management’s annual impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $67.2 million which was $3.9 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $98.8 million. This was $53.1 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $3.9 million and $53.1 million, respectively, in the fourth quarter of fiscal 2013.

Management also evaluated Carrington’s remaining long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined there was no impairment. Therefore in the fourth quarter of fiscal year 2013, Carrington’s goodwill and other intangibles impairment charges in the aggregate were $57.0 million, with an income tax benefit of $7.5 million.

Though certain reporting units experienced a decline in operating results from the previous year, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for any other reporting unit or indefinite-lived intangible asset. In this regard, revenues, operating results and cash flows grew for all reporting units in fiscal year 2013 except at DeVry University and Carrington.

At DeVry University, which carries goodwill and indefinite-lived intangible asset balances of $22.2 million and $1.6 million, respectively, at June 30, 2013, revenue for fiscal year 2013 declined by approximately 16% from the year-ago period. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. Enrollment declines are expected again in fiscal 2014. To address this issue, DeVry University is focused on implementing management’s turnaround plan which includes:

•	Further improving academic quality which will lead to improved student learning outcomes and increased graduation rates;
•	Aligning the cost structure with enrollment levels;
•	Regaining enrollment growth;
•	Making targeted investments to drive future growth including new degree and certificate programs; and
•	Managing the change.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry has reduced costs through staffing adjustments and by lowering variable costs. Management has made the decision to close or consolidate DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Management is also focused on process redesign and restructuring in areas such as student finance.

The plan to increase enrollments will include communication of DeVry University’s value proposition, which is educational quality, career prospects and high levels of student service. Tuition rates for the fiscal 2014 school year at DeVry University remain unchanged from those of fiscal 2013, and management is employing more strategic use of scholarships to attract new students and improve student persistence. Enhanced use of technology is also expected to increase the effectiveness of the student recruiting process.

Though operating profits declined by approximately 55%, DeVry University remains profitable with operating margins of 8%. Management believes its planned business and operational strategies will reverse the negative trends over the next 18 to 24 months. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2013 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 100%. This excess margin has been declining in recent years. Should business conditions at DeVry University continue to deteriorate resulting in the carrying value of this reporting unit exceeding its fair value then goodwill and intangible assets could be impaired. This would require a possible write-off of up to $22.2 million.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of June 30, 2013, DeVry’s market capitalization exceeded its book value by approximately 41%. Though this premium is lower than the 47% as of June 30, 2012, it is partially the result of a decline in revenue, primarily within DeVry University, which has resulted in lower earnings. Management is making progress towards achieving its top priorities as described above. Management believes these planned business and operational strategies will reverse the negative trends over the next 18 to 24 months. Management also believes the decline in the market price of DeVry’s common stock has been partially caused by the increased competition facing DeVry as well as the continued overhang of government regulatory changes in the education industry. These factors have led to significant uncertainty among investors and have worked to keep the prices of private sector education stocks at depressed levels for the last few years. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs.

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

DeVry had seven reporting units which contained goodwill as of the fourth quarter fiscal year 2013 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are based upon an analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 13% to 16% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 12% except for Carrington as discussed above. Several reporting units’ values declined from fiscal 2012 values due to changes in expected growth rates; however, the results of this analysis indicate no impairment of goodwill existed as of June 30, 2013, except the impairment recorded for the Carrington reporting unit as discussed above. An increase of 100 basis points in the discount rates used in this analysis would result in no less than a 5% premium of fair value over carrying value except for the AUC reporting unit where fair value exceeded carrying value by 1%. The smaller premium for the AUC reporting unit fair value would be expected considering the assets have been acquired within two years of the fourth quarter fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for Trade Names, Trademarks and Intellectual Property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for Accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 16% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of intangible assets.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2013 fourth quarter impairment analysis by at least 100% except those acquired with the acquisitions of AUC, FBV and Carrington (discussed above) where fair values exceeded carrying values by 4% to 67%. The smaller premium for the FBV and AUC indefinite-lived intangible assets would be expected considering the assets have been acquired within two years of the fourth quarter fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2013, except the impairment recorded for the Carrington reporting unit as discussed above. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

At June 30, 2013, intangible assets from business combinations totaled $282.0 million, and goodwill totaled $508.9 million. Together, these assets equaled approximately 43% of total assets as of such date, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry evaluates the carrying amount of its major long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. As mentioned above, DeVry evaluated AAI’s long-lived assets, including property and equipment, for recoverability and determined that the property, plant and equipment was completely impaired and had zero value. In accordance with authoritative accounting guidance, the impairment loss is limited to the value of the long-lived assets (net property, plant and equipment) in the amount of $4.8 million As a result, AAI’s property and equipment were written down by a total of $4.8 million. Based on current estimates of the potential value of the assets and stock of AAI, future write-downs of up to $3.0 million could be realized upon disposition of the operations. No other circumstances existed in fiscal year 2013 that would indicate an impairment of long-lived assets other than the indefinite lived intangible assets of Carrington as discussed above.

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

The methodology management used to derive each of the above estimates for fiscal 2013 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

CONTINGENCIES

DeVry is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

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

On July 10, 2012, DeVry filed a Motion to Dismiss the corrected Second Amended Complaint. On March 27, 2013, Judge Grady granted DeVry’s Motion to Dismiss and entered judgment in favor of DeVry and against plaintiffs. Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel. On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal; however, the appeal has been stayed pending Judge Grady’s resolution of the sanctions issue. The issue of sanctions was fully briefed by the parties as of May 17, 2013, and is under consideration by Judge Grady.

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

Although DeVry believes that the appeal of the remaining Shareholder Case is without merit, the ultimate outcome of pending litigation is difficult to predict. DeVry will vigorously defend any appellate proceedings which may proceed in the Shareholder Case. At this time, DeVry does not expect that the outcome of any such matter or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

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

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal, state and provincial loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. Private loans as a percentage of DeVry’s total revenue are relatively small. DeVry continues to pursue all available financing options for its students, including DeVry’s institutional loan programs

The following table summarizes DeVry’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2012 and 2011, respectively. Final data for fiscal year 2013 are not yet available.

	Fiscal Year
Funding Source:	2012	2011
Federal Assistance (Title IV) Program Funding (Grants and Loans)	69%	73%
State Grants	1%	2%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	29%	24%
Total	100%	100%

The pattern of cash receipts during the year is somewhat seasonal. DeVry’s accounts receivable peak immediately after bills are issued each semester. Historically, accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of June.

At June 30, 2013, total accounts receivable, net of related reserves, was $139.8 million compared to $93.0 million at June 30, 2012. The increase in net accounts receivable is the result of a change in timing in the receipt of federal financial aid. These funds were subsequently received in July. In addition, the receivable balance increased due to the impact of revenue growth across the other institutions in the Medical and Healthcare segment and at DeVry Brasil as compared to the year-ago period.

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

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry’s Title IV eligible institutions for fiscal years 2012 and 2011, respectively. Final data for fiscal year 2013 is not yet available.

	Fiscal Year
	2012	2011
DeVry University:
Undergraduate	75%	81%
Graduate	73%	81%
Ross University School of Medicine	80%	81%
Ross University School of Veterinary Medicine	89%	89%
Chamberlain College of Nursing	66%	71%
Carrington College	80%	82%
Carrington College California	81%	85%
American University of the Caribbean	81%	81%

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2013, cash in the amount of $7.0 million was held in restricted bank accounts, compared to $2.5 million at June 30, 2012.

As described in more detail in “Item 1. Description of Business,” institutions must meet a financial responsibility test if their students participate in federal financial assistance programs. The Department of Education relies on a test that considers Equity, Primary Reserve, and Net Income ratios, with a minimum required score of 1.5. Management has calculated DeVry’s composite score at June 30, 2013, and determined that it exceeds 1.5. Management believes DeVry will continue to demonstrate the required level of financial stability. . Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to cash monitoring requirements and post a letter of credit (equal to a minimum of 10 percent of the Title IV aid it received in the institution's most recent fiscal year).

Cash from Operations

Cash generated from continuing operations in fiscal year 2013 was $267.2 million, compared to $281.7 million in the year-ago period. This decrease in operating cash flows from continuing operations was partially the result of a $44.2 million decrease from the prior year in net income from continuing operations. Also contributing to the decrease in cash generated from continuing operations were changes in levels of net accounts receivable, deferred tuition revenue, advanced tuition payments and restricted cash of $43.4 million as compared to the prior year. This negative effect is a result of a change in timing in the receipt of federal financial aid. These funds were subsequently received in July. In addition, the receivables balance increased due to the impact of revenue growth across the other businesses in the Medical and Healthcare segment and at DeVry Brasil as compared to the year-ago period. Partially offsetting the decreases in operating cash flows were changes in prepaid expenses, accounts payable and accrued expenses of $71.1 million as compared to the prior year. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles.

Investing Activities

Capital expenditures for continuing operations in fiscal year 2013 were $111.8 million compared to $125.3 million in the prior year. The decrease in capital spending was driven by a focus on prudent capital deployment and a delay in spending on projects. DeVry continues to invest capital in facility expansion at the Ross University School of Medicine and the Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine; spending for the new Chamberlain campuses and expanding existing facilities; and facility improvements at DeVry University and DeVry Brasil.

For fiscal year 2014, management expects capital expenditures to increase in comparison to fiscal year 2013. The spending will support continued capacity expansion at Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean; facility improvements and new locations for Chamberlain and DeVry Brasil. Management anticipates full year fiscal 2014 capital spending in the $110 to $120 million range.

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

DeVry maintains a 96.3% ownership interest in DeVry Brasil with the remaining 3.7 percent owned by the current DeVry Brasil management group. On June 3, 2013, DeVry Brasil management exercised it rights under a put option and sold 77.5% of its then 16.5% ownership interest in DeVry Brasil to DeVry. The value of the interest sold was $7.6 million and the value of the remaining 3.7% interest is currently recorded at $0.8 million. DeVry maintains the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management maintains the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry.

Cash from Financing Activities

During fiscal year 2013, DeVry repurchased a total of approximately 2,202,000 shares of its stock, on the open market, for approximately $53.9 million compared to repurchases of $158.1 million in fiscal 2012. In fiscal 2013, these shares were purchased under DeVry’s seventh share repurchase program, which was completed during fiscal year 2013, and its eighth program, which was commenced in November 2012. Share repurchases were suspended in May 2013. As of June 30, 2013, the total remaining authorization under this eighth repurchase program was $79.7 million. This eighth repurchase program will expire on December 31, 2014. The timing and amount of future repurchases under this program will be determined by DeVry management based on its evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, or in privately negotiated transactions, or otherwise. The repurchase of shares will be funded through available cash balances and/or borrowings under its revolving credit agreement and may be suspended or discontinued at any time.

Cash dividends paid during fiscal year 2013 were $31.5 million compared to $18.4 million of dividend payments in fiscal 2012

DeVry’s consolidated cash balances of $196.6 million at June 30, 2013, included approximately $148.3 million of cash attributable to DeVry’s international operations. It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry maintains a $400 million revolving line of credit which can be expanded with bank approval to $550 million at the option of DeVry. For fiscal year 2013, cash flows from domestic operating activities were approximately $124 million which when added to DeVry’s beginning of the year domestic cash balances, was sufficient to fund $63.5 million of domestic capital investment, pay dividends of $31.5 million and fund $53.9 million of common stock repurchases, in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and revolving loan facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Agreement

On May 5, 2011, DeVry entered into a revolving credit facility which replaced the credit facility that was set to expire in January 2012. This new facility, which expires on May 5, 2016, provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at the prime rate or at a LIBOR rate, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $14.7 million as of June 30, 2013.

The following table summarizes the terms of the revolving credit agreement and its status as of June 30, 2013:

Revolving Credit Agreement

DeVry Inc.
Borrowing limit	$400 million, with options to increase to $550 million
Interest Rate	At DeVry's discretion, either the prime rate plus 0.75% -1.50%, or a LIBOR rate plus 1.75%-2.50%, depending upon the achievement of certain financial ratios.
Maturity	May 10, 2016
Outstanding Borrowings at June 30, 2013	$0
Interest Rate at June 30, 2013	N/A
Outstanding Letters of Credit at June 30, 2013	$14.7 million

No amount has ever been drawn under the letter of credit issued on behalf of DeVry.

DeVry is not required to repay any borrowings under the revolving credit agreement until its maturity dates, but we can make prepayments without penalty at any time.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of June 30, 2013.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV and Favip (see “Note 8: Business Combinations” of the notes to the consolidated financial statements). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions. Payments are made under these agreements as various conditions of the purchase are met.

DeVry is not a party to any off-balance sheet financing or any other contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2013. DeVry had no open derivative positions at June 30, 2013.

As of the end of the fiscal year, DeVry had posted approximately $18 million of surety bonds to various governmental jurisdictions on behalf of DeVry University, Chamberlain College of Nursing, Carrington College, Carrington College California and Becker Professional Education in the United States, and approximately CDN $0.3 million in Canada. The surety bonds are related primarily to student recruiting and educational operations. If DeVry were to fail to meet its obligations in these jurisdictions, it could be responsible for payment up to the amount of the related bond. To date, no surety bond has ever been paid because DeVry failed to meet its obligations.

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(Dollars in thousands)
Operating Leases	$623,901	$89,641	$236,400	$121,959	$175,901	$-
Loan Fees and Interest	3,140	1,040	2,100	-	-	-
Employment Agreements	2,605	274	892	658	781	-
Uncertain Tax Positions	9,000	1,200	-	-	-	7,800
Total Cash Obligation	$638,646	$92,155	$239,392	$122,617	$176,682	$7,800

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

The financial position and results of operations of DeVry’s Canadian educational programs are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreement on an administrative facility. DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar. Because Canada-based assets and liabilities constitute less than 1.0% of DeVry’s overall assets and liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 9.0% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 7.0% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations; however, the volatility of the Brazilian Real over the past year has resulted in a $11 million charge to Accumulated Other Comprehensive Income in fiscal 2013. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $2.5 million.

The interest rate on DeVry’s debt is based upon the prime or LIBOR interest rates for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2013, DeVry had no outstanding borrowings. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry and its subsidiaries are included below on pages 82 through 121 of this report:

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

As of June 30, 2013, DeVry’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry concluded that as of June 30, 2013, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry’s internal control over financial reporting as of June 30, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2013 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

DEVRY INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$196,576	$173,984
Marketable Securities and Investments	2,975	2,632
Restricted Cash	7,019	2,498
Accounts Receivable, Net	139,778	93,046
Deferred Income Taxes, Net	29,758	31,158
Refundable Income Taxes	154	40,278
Prepaid Expenses and Other	49,685	35,823
Current Assets of Business Held for Sale	16,219	25,008
Total Current Assets	442,164	404,427
Land, Building and Equipment:
Land	71,122	65,172
Building	424,902	385,779
Equipment	475,656	422,590
Construction in Progress	33,724	61,752
	1,005,404	935,293
Accumulated Depreciation	(433,747)	(382,242)
Land, Building and Equipment of Business Held for Sale, Net	-	5,926
Land, Building and Equipment, Net	571,657	558,977
Other Assets:
Intangible Assets, Net	281,998	285,220
Goodwill	508,937	549,961
Perkins Program Fund, Net	13,450	13,450
Other Assets	33,025	29,894
Total Other Assets	837,410	878,525
Other Assets of Business Held for Sale	5,787	608
TOTAL ASSETS	$1,857,018	$1,842,537

LIABILITIES:
Current Liabilities:
Accounts Payable	$55,131	$61,831
Accrued Salaries, Wages and Benefits	88,444	77,385
Accrued Expenses	74,451	76,209
Advance Tuition Payments	27,135	20,580
Deferred Tuition Revenue	70,343	77,501
Current Liabilities of Business Held for Sale	713	1,373
Total Current Liabilities	316,217	314,879
Other Liabilities:
Deferred Income Taxes, Net	60,103	66,197
Deferred Rent and Other	82,576	96,826
Total Other Liabilities	142,679	163,023
Other Liabilities of Business Held for Sale	112	-
TOTAL LIABILITIES	459,008	477,902
COMMITMENTS AND CONTINGENCIES (NOTE 15)
NON-CONTROLLING INTEREST	854	8,242
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 62,946,000 and 64,722,000 Shares Issued and Outstanding at June 30, 2013 and 2012, Respectively	745	741
Additional Paid-in Capital	291,269	272,962
Retained Earnings	1,575,009	1,488,988
Accumulated Other Comprehensive (Loss) Income	(17,101)	(5,889)
Treasury Stock, at Cost (11,581,000 and 9,386,000 Shares, Respectively)	(452,766)	(400,409)
TOTAL SHAREHOLDERS' EQUITY	1,397,156	1,356,393
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,857,018	$1,842,537

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands except for per share amounts)
REVENUES:
Tuition	$1,840,033	$1,949,909	$2,023,483
Other Educational	124,342	121,874	136,781
Total Revenues	1,964,375	2,071,783	2,160,264
OPERATING COSTS AND EXPENSES:
Cost of Educational Service	962,223	960,814	914,389
Student Services and Administrative Expense	756,384	789,903	744,369
Earn-out Accrual Adjustment	(4,381)	-	-
Asset Impairment Charges	56,992	75,039	-
Restructuring Expenses	26,229	7,102	-
Total Operating Costs and Expense	1,797,447	1,832,858	1,658,758
Operating Income	166,928	238,925	501,506
INTEREST AND OTHER (EXPENSE) INCOME:
Interest Income	1,652	817	1,538
Interest Expense	(3,611)	(2,612)	(1,282)
Net Gain on Sale of Assets	-	3,695	-
Net Interest and Other (Expense) Income	(1,959)	1,900	256
Income from Continuing Operations Before Income Taxes	164,969	240,825	501,762
Income Tax Provision	(39,227)	(70,903)	(166,542)
Income from Continuing Operations	125,742	169,922	335,220
DISCONTINUED OPERATIONS (NOTE 2):
Loss from Operations of Held for Sale Component	(25,856)	(34,687)	(7,330)
Income Tax Benefit	8,954	7,146	2,940
Loss on Discontinued Operations	(16,902)	(27,541)	(4,390)

NET INCOME	108,840	142,381	330,830
Net Income Attributable to Non-controlling Interest	(2,054)	(816)	(427)
NET INCOME ATTRIBUTABLE TO DEVRY INC.	$106,786	$141,565	$330,403

AMOUNTS ATTRIBUTABLE TO DEVRY INC.:
Income from Continuing Operations, Net of Income Taxes	123,688	169,106	334,793
Loss from Discontinuing Operations, Net of Income Taxes	(16,902)	(27,541)	(4,390)
NET INCOME ATTRIBUTABLE TO DEVRY INC.	$106,786	$141,565	$330,403

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS
Basic:
Continuing Operations	$1.92	$2.52	$4.79
Discontinued Operations	(0.26)	(0.41)	(0.06)
	$1.66	$2.11	$4.73
Diluted:
Continuing Operations	$1.91	$2.50	$4.74
Discontinued Operations	(0.26)	(0.41)	(0.06)
	$1.65	$2.09	$4.68

CASH DIVIDEND DECLARED PER COMMON SHARE	$0.34	$0.30	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the Year Ended June 30,
	2013	2012	2011

NET INCOME	$108,840	$142,381	$330,830
OTHER COMPREHENSIVE INCOME , NET OF TAX
Currency Translation Gain (Loss)	(11,369)	(21,608)	5,646
Change in Fair Value of Available -For- Sale Securities	157	(10)	187
COMPREHENSIVE INCOME	97,628	120,763	336,663
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	(1,075)	2,999	(1,662)
COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY INC.	$96,553	$123,762	$335,001

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$108,840	$142,381	$330,830
Loss from Discontinued Operations	16,902	27,541	4,390
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	15,493	18,530	14,251
Depreciation	83,111	74,472	56,462
Amortization	10,139	10,002	4,732
Impairment of Goodwill and Intangibles Assets	56,992	75,039	-
Provision for Refunds and Uncollectible Accounts	80,557	89,928	89,987
Deferred Income Taxes	(7,711)	(8,825)	24,827
Loss on Disposal of Land, Buildings and Equipment	10,633	1,185	468
Realized Gain on Sale of Assets	-	(3,695)	-
Changes in Assets and Liabilities, Net of Effects from Acquisition of Businesses:
Restricted Cash	(4,521)	(190)	(206)
Accounts Receivable	(124,448)	(90,254)	(77,981)
Refundable Income Taxes	40,124	(40,278)	-
Prepaid Expenses and Other	(32,765)	3,930	782
Accounts Payable	(6,697)	(2,687)	(26,876)
Accrued Salaries, Wages, Benefits and Expenses	21,076	(10,329)	5,769
Advance Tuition Payments	6,648	(1,652)	1,291
Deferred Tuition Revenue	(7,158)	(3,382)	(12,329)
Net Cash Provided by Operating Activities-Continuing Operations	267,215	281,716	416,397
Net Cash Used by Operating Activities- Discontinued Operations	(5,710)	(4,294)	(8,407)
NET CASH PROVIDED BY OPERATING ACTIVITIES	261,505	277,422	407,990
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(111,775)	(125,298)	(132,602)
Payment for Purchase of Business, Net of Cash Acquired	(31,386)	(255,369)	(3,027)
Marketable Securities Purchased	(93)	(61)	(101)
Marketable Securities Sales	-	-	13,495
Cash Received on Sale of Stalla Assets	-	4,475	-
Purchase of Non-controlling Interst of Subsidiary	(7,649)	-	-
Other	-	-	(627)
Net Cash Used in Investing Activities-Continuing Operations	(150,903)	(376,253)	(122,862)
Net Cash Used in Investing Activities- Discontinued Operations	(1,729)	(3,757)	(3,124)
NET CASH USED IN INVESTING ACTIVITIES	(152,632)	(380,010)	(125,986)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	4,976	6,134	9,098
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,700	1,716	1,460
Repurchase of Common Stock for Treasury	(53,886)	(158,093)	(132,940)
Cash Dividends Paid	(31,529)	(18,369)	(15,529)
Excess Tax Benefit from Stock-Based Payments	-	664	1,012
Payment of Debt Financing Fees	-	(70)	(3,290)
Payments of Seller Financed Debt	(3,822)	-	-
NET CASH USED IN FINANCING ACTIVITIES	(82,561)	(168,018)	(140,189)
Effects of Exchange Rate Differences	(3,244)	(2,463)	(2,372)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,068	(273,069)	139,443
Cash and Cash Equivalents at Beginning of Year	174,076	447,145	307,702
Cash and Cash Equivalents at End of Year	197,144	174,076	447,145
Less: Cash and Cash Equivalents of Discontinued Operations at End of Year	568	92	100
Cash and Cash Equivalents at End of Year	$196,576	$173,984	$447,045

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
Interest	$1,123	$1,055	$454
Income Taxes, Net	28,843	80,905	152,553
Non-cash Investing and Financing Activity:
Declaration of Cash Dividend to be Paid	-	9,794	8,289
Accretion of Non-controlling Interest Put Option	(1,793)	671	1,321

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2013, 2012, 2011

	Common Stock
	Amount $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except per share amounts)
Balance at June 30, 2010	$734	$224,209	$1,055,591	$9,896	$(111,049)	$1,179,381
Comprehensive income:
Net income in 2011			330,403			330,403
Foreign currency translation				5,646		5,646
Unrealized Investment Gains (losses), net of tax				187		187
Comprehensive income:						336,236
Non-controlling Interest Fanor			(1,321)			(1,321)
Stock-based compensation		14,251				14,251
Cash dividends of $0.24 per common share			(16,701)			(16,701)
Proceeds from exercise of stock options	4	9,094			(748)	8,350
Tax benefit from exercise of stock options		800				800
Proceeds from stock issued under Employee Stock Purchase Plan		64			1,396	1,460
Repurchase of common shares for treasury					(132,940)	(132,940)

Balance at June 30, 2011	738	248,418	1,367,972	15,729	(243,341)	1,389,516
Comprehensive Income:
Net income in 2012			141,565			141,565
Foreign currency translation				(21,608)		(21,608)
Unrealized investment gains, net of tax				(10)		(10)
Comprehensive Income						119,947
Accretion of Noncontrolling Interest			(671)			(671)
Stock-based compensation		18,530				18,530
Cash dividends of $0.30 per common share			(19,878)			(19,878)
Proceeds from exercise of stock options	3	6,130			(1,179)	4,954
Tax benefit from exercise of stock options		372				372
Proceeds from stock issued under Employee Stock Purchase Plan		(488)			2,204	1,716
Repurchase of common shares for treasury					(158,093)	(158,093)

Balance at June 30, 2012	741	272,962	1,488,988	(5,889)	(400,409)	1,356,393
Comprehensive Income:
Net income in 2013			106,786			106,786
Foreign currency translation				(11,369)		(11,369)
Unrealized investment gains, net of tax				157		157
Comprehensive Income						95,574
Accretion of Noncontrolling Interest			1,793			1,793
Stock-based compensation		15,493				15,493
Cash dividends of $0.34 per common share			(21,736)			(21,736)
Proceeds from exercise of stock options	4	4,972			(1,291)	3,685
Tax benefit from exercise of stock options		(1,864)				(1,864)
Proceeds from stock issued under Employee Stock Purchase Plan		(294)	(822)		2,820	1,704
Repurchase of common shares for treasury					(53,886)	(53,886)

Balance at June 30, 2013	$745	$291,269	$1,575,009	$(17,101)	$(452,766)	$1,397,156

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS

DeVry Inc. (“DeVry”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. DeVry’s wholly owned subsidiaries consist of:

Advanced Academics Inc.	DeVry University
Becker Professional Education	Ross University Schools of
Chamberlain College of Nursing	Medicine and Veterinary Medicine
American University of the Caribbean	Carrington Colleges Group, Inc.

In addition, DeVry maintains a 96.3% ownership interest in DeVry Brasil (formerly known as Fanor); a Brazilian based postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in secondary through postsecondary education as well as accounting and finance professionals.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology; healthcare technology; business and management. At June 30, 2013, DeVry University programs were offered at more than 90 locations in the United States and Canada and through DeVry University’s online platform.

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

American University of the Caribbean School of Medicine (“AUC”) operates a campus in the Caribbean country of St. Maarten. Much like Ross University, students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in U.S. teaching hospitals and veterinary schools under affiliation with AUC.

Chamberlain College of Nursing (“Chamberlain”) offers pre-licensure associate and bachelor’s degree programs in nursing at thirteen campus locations and post-licensure bachelor’s,  master’s and doctorate degree programs in nursing through its online platform. Non-clinical coursework is offered both on campus and online.

Carrington Colleges Group (“Carrington”) is comprised of Carrington College (formerly known as Apollo College), with 11 campuses in seven western states, and Carrington College of California (formerly known as Western Career College), with eight campuses in California. Carrington College and Carrington College California offer degree and diploma programs primarily in health care, dental, and veterinary career fields.

Becker Professional Education (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”), Association of Chartered Certified Accountants (“ACCA”) and Chartered Institute of Management Accountants (“CIMA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 40 foreign countries and some DeVry University teaching sites. Becker’s physicians review offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX).

DeVry Brasil is based in Fortaleza, Ceará, Brazil, and is the parent organization of Faculdades Nordeste, Faculdade Ruy Barbosa, Faculdade FTE ÁREA1, Faculdade Boa Viagem (“FBV”) and Faculdade do Vale do Ipojuca (“Favip”). These institutions operate eleven campus locations in the cities of Salvador, Fortaleza, Recife, and Caruaru and serve more than 29,000 students through undergraduate and graduate programs in business management, law and engineering.

Advanced Academics Inc. (“AAI”) supplements traditional high school classroom programs through online course instruction using qualified teachers and a proprietary technology platform specifically designed for secondary education. AAI also operates virtual high schools in six states. Management has determined that the market in which Advanced Academics operates no longer aligns with DeVry’s long-term strategic plan and management is in the process of divesting Advanced Academics. As such, the assets and operations of Advanced Academics are considered “held for sale” as of June 30, 2013. This is further discussed in the “Management Discussion and Analysis” section of this Form 10-K as well as in Note 2-“Discontinued Operations” to the Consolidated Financial Statements.

NOTE 2:  ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Business Held for Sale

Management has determined that the market in which its Advanced Academics Inc. (“AAI”) subsidiary operates no longer coincides with DeVry’s long-term strategic plan and management is in the process of divesting AAI. As such, the assets and operations of AAI are considered “held for sale” as of June 30, 2013. The assets and liabilities of AAI are separately disclosed on the Consolidated Balance Sheets as “Held for Sale”. The following is a summary of balance sheet information of “held for sale” assets and liabilities at June 30, 2013 and 2012 (dollars in thousands).

	June 30,
	2013	2012
ASSETS:
Current Assets:
Cash and Cash Equivalents	$568	$92
Accounts Receivable, Net	12,050	20,865
Deferred Income Taxes, Net	2,757	-
Prepaid Expenses and Other	844	4,051
Total Current Assets	16,219	25,008
Property, Plant and Equipment	-	5,926
Other Assets:
Deferred Income Taxes, Net	2,602	608
Other Assets	3,185	-
Total Other Assets	5,787	608
Total Assets of Business Held for Sale	$22,006	$31,542

LIABILITIES:
Current Liabilities:
Accounts Payable	$178	$1,263
Accrued Salaries, Wages and Benefits	482	26
Accrued Expenses	47	34
Deferred Tuition Revenue	6	50
Total Current Liabilities	713	1,373
Deferred Rent and Other	112	-
Liabilities of Business Held for Sale	$825	$1,373

Discontinued Operations

The operating results of AAI are separately disclosed in the Consolidated Income Statements as “Discontinued Operations – Loss from Operations of Held for Sale Component”. The following is a summary of operating results of the discontinued operations for the years ended June 30, 2013, 2012 and 2011 (dollars in thousands).

	For the Year Ended June 30,
	2013	2012	2011
DISCONTINUED OPERATIONS:
Loss from Operations of Held for Sale Component	$(20,767)	$(15,326)	$(7,330)
Asset Impairment Charge	(4,816)	(19,361)	-
Restructuring Expense	(273)	-	-
Income Tax Benefit	8,954	7,146	2,940
Loss from Discontinued Operations, Net of Income Taxes	$(16,902)	$(27,541)	$(4,390)

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The reported loss on discontinued operations in fiscal year 2013 also includes expense related to a fourth quarter increase in the reserve for doubtful accounts. As of June 30, 2013, management assessed the collectability of the amount due from a large customer. Based upon the claims analysis provided by outside counsel as well as management’s internal review, management has concluded that the full amount of the gross receivable outstanding as of June 30, 2013 is valid and due to AAI. However, based on management’s best estimate of the outcome of on-going negotiations in resolving the outstanding balances a collectability reserve was established to account for a portion of the receivable which may be ultimately non-collectable given the current status of the receivable and the status of right to audit negotiations.

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

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most DeVry University, Ross University School of Medicine and Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain, Carrington College, Carrington College California and DeVry Brasil students participate, are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States, Canada and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

A significant portion of revenue is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs and, such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in DeVry’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized.

As a requirement of continuing operations in Pennsylvania, DeVry is required to maintain a “minimum protective endowment” of at least $500,000.  These funds are required as long as DeVry operates campuses in the state.  DeVry accounts for these funds as restricted cash.

Marketable Securities and Investments

DeVry owns investments in marketable securities that have been designated as “available for sale” in accordance with authoritative guidance. Available for sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Income (Loss).

Marketable securities and investments consist of investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2013 (dollars in thousands):

	Gross Unrealized
				Fair
	Cost	(Loss)	Gain	Value
Marketable Securities:
Bond Mutual Fund	$1,011	$-	$28	$1,039
Stock Mutual Funds	2,067	(131)	-	1,936
Total Marketable Securities	$3,078	$(131)	$28	$2,975

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2013, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry’s non-qualified deferred compensation plan.

As of June 30, 2013, all unrealized losses in the above table have been in a continuous unrealized loss position for more than one year. When evaluating its investments for possible impairment, DeVry reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry does not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other (Expense) Income in the Consolidated Statements of Income. DeVry has not recorded any realized gains or realized losses for fiscal 2013. See Note 5 for further disclosures on the Fair Value of Financial Instruments.

Revenue Recognition

DeVry University tuition revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University and AUC basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University and AUC education programs are conducted under the supervision of the U.S. teaching hospitals and veterinary schools. Ross University and AUC are responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual education program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University and AUC students are charged to expense on the same basis. Carrington, Chamberlain and DeVry Brasil tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry’s expected refunds are determined at the onset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are charged against revenue during the applicable academic term. The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We perform this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Related reserves with respect to uncollectible accounts and refunds totaled $47.9 million and $58.3 million at June 30, 2013 and June 30, 2012, respectively.

Sales of textbooks, electronic course materials, and other educational products, including training services and the Becker DVD products, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenues are recognized when the sale occurs. Revenues from training services, which are generally short-term in duration, are recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized in income when confirmation of course delivery is received.

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

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during fiscal years 2013, 2012 and 2011 were approximately $2.4 million, $18.9 million and $25.3 million, respectively. In all three years these costs were primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing). As of June 30, 2013 and 2012, the net balance of capitalized software development costs was $61.5 million and $74.7 million, respectively.

Business Combinations, Intangible Assets and Goodwill

Intangible assets relate mainly to acquired business operations (see “Note 8-Business Combinations”). These assets consist of the fair value of certain identifiable assets acquired. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2013. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 9-Intangible Assets” for results of DeVry’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives, generally two to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

DeVry expenses all curriculum development, new school opening and student recruiting costs as incurred.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal years 2013 or 2012. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections of $2.6 million at June 30, 2013 and 2012. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded on its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, marketable securities and investments (see “Note 5 – Fair Value of Financial Instruments”), accounts receivable, accounts payable, accrued expenses, and advanced and deferred tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry’s current maturities and long-term debt (see “Note 12- Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry’s long-term debt, if any, approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the Ross University School of Medicine and Ross University School of Veterinary Medicine and the AUC Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil, DeVry’s Canadian operations and Becker’s ATC and Hong Kong operations are measured using the local currency as the functional currency. Assets and liabilities of the these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Income (Loss). Transaction gains or losses during the years June 30, 2013, 2012 and 2011 were not material.

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

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of St. Maarten all benefit from local tax incentives. The Medical School and Veterinary School have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, (in the case of the Medical School), an indefinite period of exemption and (in the case of the Veterinary School), exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at the Medical and Veterinary schools, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a current provision for the payment of U.S. income taxes on these earnings (See “Note 11-Income Taxes”).

Guarantees

Under its bylaws, DeVry has agreed to indemnify its officers and directors for certain events or occurrences while the officers or directors are performing at DeVry’s request in such capacity. The indemnification agreement period is for an officer’s or director’s lifetime. The maximum potential amount of future payments DeVry could be required to make under these indemnification agreements is unlimited; however, DeVry has a director and officer liability insurance policy that enables it to recover a portion of any future amounts paid. Management believes the estimated fair value of these indemnification agreements is minimal. DeVry has no liabilities recorded for these agreements as of June 30, 2013 and 2012.

Non-Controlling Interest

In June 2013, DeVry exercised its rights under a call option and increased its ownership percentage in DeVry Brasil to 96.3 percent through the payment of $7.6 million. The remaining 3.7 percent is owned by the current DeVry Brasil management group. Beginning July1, 2015, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry. Since the put option is out of the control of DeVry, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Year Ended June 30,
	2013	2012
Balance at Beginning of Period	$8,242	$6,755
Net Income Attributable to Non-controlling Interest	2,054	816
Payment for Purchase of Non-controlling Interest	(7,649)	-
Accretion of Non-controlling Interest Put Option	(1,793)	671
Balance at End of Period	$854	$8,242

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2013, 2012 and 2011 computations of diluted earnings per share were options to purchase 2,077,000, 1,608,000 and 1,210,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (amounts in thousands).

	Years Ended June 30,
	2013	2012	2011
Weighted Average Shares Outstanding	63,443	66,752	69,608
Unvested participating Restricted Shares	851	424	295
Basic Shares	64,294	67,176	69,903
Effect of Dilutive Stock Options	317	529	717
Diluted Shares	64,611	67,705	70,620

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on eight occasions (see “Note 7 – Dividends and Stock Repurchase Program”). The first seven repurchase programs were all completed as of December 2012. The eighth repurchase program was approved by the DeVry Board of Directors on August 29, 2012 and commenced in November 2012. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Stock Incentive Plans (see “Note 4 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive (Loss) Income (“AOCI”) is comprised of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive (Loss) Income balance at June 30, 2013, consists of $17.0 million of cumulative translation losses ($16.6 million attributable to DeVry Inc. and $0.4 million attributable to non-controlling interests) and $0.1 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At June 30, 2012, this balance consisted of $5.7 million of cumulative translation gains ($5.0 million attributable to DeVry Inc. and $0.7 million attributable to non-controlling interests) and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $261.0 million, $266.0 million, and $246.9 million for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

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

NOTE 4:  STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the Amended and Restated Incentive Plan of 2005. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The Incentive Plan of 2005 also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994, 1999 and 2003 Stock Incentive Plans, no further stock based awards will be issued from these plans. The 2003 Stock Incentive Plans and the Incentive Plan of 2005 are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At June 30, 2013, 5,236,867 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended June 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2012	2,939,772	$36.37
Options Granted	860,610	$18.63
Options Exercised	(215,812)	$23.14
Options Canceled	(256,902)	$36.40
Outstanding at June 30, 2013	3,327,668	$32.64	6.07	$16,354
Exercisable at June 30, 2013	1,972,215	$35.56	4.41	$6,648

The following is a summary of stock appreciation rights activity for the fiscal year ended June 30, 2013:

	Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2012	-	$-
Rights Granted	117,015	$42.87
Rights Exercised	-	$-
Rights Canceled	-	$-
Outstanding at June 30, 2013	117,015	$42.87	6.70	$8
Exercisable at June 30, 2013	67,614	$47.32	5.70	$-

The total intrinsic value of options exercised for the years ended June 30, 2013, 2012 and 2011 was $1.0 million, $4.2 million and $7.5 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry’s stock option plans during fiscal years 2013, 2012 and 2011 were $7.62, $17.31 and $16.53, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2013	2012	2011
Expected life (in years)	6.63	6.65	6.67
Expected volatility	43.67%	42.27%	41.88%
Risk-free interest rate	1.03%	1.52%	1.99%
Dividend yield	0.61%	0.38%	0.29%
Pre-vesting forfeiture rate	3.00%	5.00%	5.00%

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

During the fiscal year 2013, DeVry granted 716,340 shares of restricted stock to selected employees and non-employee directors. Of these, 131,370 are performance based shares which are earned by the recipients over a three year period based on achievement of specified DeVry return on invested capital targets. The remaining 584,970 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have a beneficial interest in the restricted stock and all associated rights and privileges of a stockholder, including the right to receive dividends. These rights do not pertain to the performance based shares. The following is a summary of restricted stock activity for the year ended June 30, 2013:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2012	619,261	$42.06
Shares Granted	716,340	$19.65
Shares Vested	(202,582)	$45.45
Shares Cancelled	(74,576)	$30.84
Nonvested at June 30, 2013	1,058,443	$27.03

The following table shows total stock-based compensation expense included in the Consolidated Statements of Earnings

(dollars in thousands):

	For the Year Ended June 30,
	2013	2012	2011
Cost of Educational Services	$4,958	$5,929	$4,560
Student Services and Administrative Expense	10,535	12,601	9,691
Income Tax Benefit	(5,142)	(5,998)	(4,259)
Net Stock-Based Compensation Expense	$10,351	$12,532	$9,992

As of June 30, 2013, $22.2 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options vested during the years ended June 30, 2013, 2012 and 2011 was approximately $8.9 million, $9.2 million and $7.2 million, respectively.

There were no capitalized stock-based compensation costs at June 30, 2013 and 2012.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis, assets measured at fair value on a non-recurring basis such as goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of June 30, 2013.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2013. See “Note 9: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

During fiscal 2013, it was determined that the goodwill and the indefinite-lived intangible asset of the Carrington Colleges Group, Inc. (Carrington) and the long-term assets of Advanced Academics Inc. (AAI) reporting units had been impaired.

To determine the fair value of the Carrington indefinite-lived intangible assets in our step one impairment analysis, a discounted cash flow valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

Management’s impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $67.2 million which was $3.9 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $98.8 million. This was $53.1 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $3.9 million and $53.1 million, respectively, in the fourth quarter of fiscal 2013.

Assets measured at fair value in circumstances where the long-term value of a business has been impaired include the assets of AAI. The results of an analysis of the market and operations of AAI indicated that DeVry needed to either grow this business and increase market share or exit the online secondary education market. Growing the business was necessary in order to increase AAI’s national market recognition with school districts. Efforts to grow organically did not produce the desired results and DeVry’s management determined that growth through acquisition was not economically feasible in the current environment. Prior to the fourth quarter, AAI’s profitability had been improving as its operating loss during the first nine months of fiscal year 2013 narrowed as compared to the year-ago period driven by cost reduction initiatives. As a result of recent leadership changes, including both Advanced Academic’s CEO and VP of Finance, the management team undertook a profitability review of all key school districts in connection with preparing the operating plan for fiscal 2014. This process took place during the fourth quarter of fiscal 2013. As a result of the customer profitability review, and the impact on the fiscal 2014 financial projections, management determined that the market value of this business had been significantly diminished.

To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third party offers received to acquire the assets and stock of AAI along with estimated costs to dispose of the assets. Based on this analysis, the fair market value less the costs to sell exceeded the carrying value by approximately $7.4 million.  In accordance with ASC 360-10-35-40, the impairment loss is limited to the value of the long-lived assets (net property, plant and equipment) which had a book value of $4.8 million. As a result management recorded a $4.8 million asset impairment charge in the fourth quarter of fiscal 2013. Based on current estimates of the potential value of the assets and stock of AAI, future losses of up to $3.0 million could be realized upon disposition. See “Note 2: Assets and Liabilities of Business Held for Sale and Discontinued Operations” for further discussions on AAI.

The following tables present DeVry’s assets and liabilities at June 30, 2013, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$196,576	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	2,975	-	-
Favip Contingent Consideration	-	-	2,509
Total Financial Assets at Fair Value	$199,551	$-	$2,509

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments. The Favip Contingent Consideration is valued at management’s estimate of the percentage likelihood of the contingency being realized. Management assumes that there is a 70 percent likelihood that Favip will receive status of a university center and that the contingency will be payable.

The fair value of the institutional loans receivable included in Accounts Receivable, net and Other Assets on the Consolidated Balance Sheet as of June 30, 2013 is estimated by discounting the future cash flows using current rates for similar arrangements. As of June 30, 2013, the carrying value and the estimated fair value of these financial instruments was approximately $42.2 million. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of liabilities measured at fair value using Level 3 inputs for the twelve months ended June 30, 2013 (dollars in thousands). The amount recorded as foreign currency translation gain is classified as student services and administrative expense in the Consolidated Statements of Income.

	Accrued Expenses	Long- Term Liabilities

Balance at Beginning of Period	$-	$(4,361)
Total Realized Gains (Losses) Included in Income:
Reversal of ATC Accrual	-	4,381
Interest Expense-ATC Accretion	-	(141)
Total Unrealized Gains (Losses) Included in AOCI:
Foreign Currency Translation Changes	260	121
Transfer into Level 3:
Favip Contingent Consideration	(2,769)	-
Balance at June 30, 2013	$(2,509)	$-

NOTE 6: FINANCING RECEIVABLES

DeVry’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California schools as well as selected students at Ross University School of Medicine and Ross University School of Veterinary Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, Ross University School of Medicine and Ross University School of Veterinary Medicine loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California require that students begin repaying a small portion of the loans while they are still in school, and then payments increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of June 30, 2013 and 2012 (dollars in thousands).

	As of June 30,
	2013		2012
Gross Institutional Student Loans		$61,104		$54,779

Allowance for Credit Losses
Balance at Beginning of Period	$(18,261)		$(20,284)
Charge-offs	5,060		10,612
Recoveries	(715)		(457)
Additional Provision	(4,981)		(8,132)
Balance at End of Period		(18,897)		(18,261)

Net Institutional Student Loans		$42,207		$36,518

Of the net balances above, $20.4 million and $19.6 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at June 30, 2013 and 2012, respectively, and $21.8 million and $16.9 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at June 30, 2013 and 2012, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of June 30, 2013 and 2012. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of June 30,
	2013	2012
Institutional Student Loans:
Performing	$46,622	$41,704
Nonperforming	14,482	13,075
Total Institutional Student Loans	$61,104	$54,779

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
June 30, 2013	$3,785	$1,646	$1,140	$14,482	21,053	$40,051	$61,104
June 30, 2012	$3,803	$1,587	$1,269	$13,075	19,734	$35,045	$54,779

NOTE 7: DIVIDENDS AND STOCK REPURCHASE PROGRAM

During fiscal years 2013 and 2012, DeVry’s Board of Directors declared the following cash dividends:

			Dividend	Total Dividend
Declaration Date	Record Date	Payment Date	Per Share	Amount
				(In Thousands)
November 2, 2011	December 8, 2011	January 10, 2012	$0.15	$10,039
May 14, 2012	June 21, 2012	July 12, 2012	$0.15	$9,794
November 8, 2012	November 30, 2012	December 19, 2012	$0.17	$10,913
May 16, 2013	June 7, 2013	June 28, 2013	$0.17	$10,823

The dividend paid on June 28, 2013 of $10.8 million was recorded as a reduction to retained earnings as of June 30, 2013. Future dividends will be at the discretion of the Board of Directors.

DeVry has repurchased shares under the following programs as of June 30, 2013:

Date	Shares	Total Cost
Authorized	Repurchased	(millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	729,288	20.3
Totals	11,583,484	$455.3

In October 2012, DeVry completed its seventh share repurchase program. On August 29, 2012, the Board authorized an eighth share repurchase program, which will allow DeVry to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Repurchases under this program were suspended in May 2013.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8:  BUSINESS COMBINATIONS

Faculdade do Vale do Ipojuca

On September 3, 2012, DeVry Educacional do Brasil S/A (f/k/a, Fanor-Faculdades Nordeste S/A) (“DeVry Brasil”), a subsidiary of DeVry acquired the business operations of Faculdade do Vale do Ipojuca (“Favip”), which is located in the state of Pernambuco, Brazil.  Under the terms of the agreement, DeVry Brasil paid approximately $32.2 million in cash in exchange for the stock of Favip. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should Favip receive status of a university center. As of June 30, 2013, $2.6 million is accrued for this additional payment.

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

The operations of Favip are included in DeVry’s International and Professional Education segment. The results of Favip’s operations have been included in the Consolidated Financial Statements of DeVry since the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 3, 2012
Current Assets	$4,414
Property and Equipment	2,897
Other Long-term Assets	844
Intangible Assets	13,571
Goodwill	16,120
Total Assets Acquired	37,846
Liabilities Assumed	5,677
Net Assets Acquired	$32,169

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Favip’s strategic fit into DeVry’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $13.6 million of acquired intangible assets, $10.2 million was assigned to Accreditations and $1.1 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 4.9 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

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

AUC’s medical school campus is located in St. Maarten, and its administrative offices are located in Coral Gables, Florida. AUC’s total enrollment is approximately 1,200 students. Since 1978, AUC has provided its students with medical education, and now has more than 4,000 graduates who are licensed and practicing medicine throughout the world. The school is accredited by the Accreditation Commission on Colleges of Medicine (ACCM), and its students are eligible to sit for the United States Medical Licensing Examination, obtain U.S. Federal Financial Aid if qualified, become members of the American Medical Student Association (AMSA) and, upon graduation, obtain residency and licensure throughout the United States. AUC is one of only four Caribbean medical schools whose students are eligible to receive federal student aid. AUC utilizes the same curriculum as U.S. medical schools, with two years of basic sciences taught at the St. Maarten campus, followed by two years of clinical sciences taught at affiliated hospitals in the U.S. and England. AUC graduates are eligible to practice medicine in all 50 states.

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

FBV currently serves about 5,800 students and offers undergraduate, graduate and master's degree programs in business, law, engineering, communication, culinary, hospitality, fashion design, and information technology at three campuses located in the city of Recife. The acquisition of FBV is consistent with DeVry's growth and diversification strategy, increasing its international presence in Brazil.

The operations of FBV are included in DeVry’s International and Professional Education segment. The results of FBV’s operations have been included in the consolidated financial statements of DeVry since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At February 29, 2012

Current Assets	$548
Property and Equipment	12,822
Intangible Assets	19,108
Goodwill	14,092
Total Assets Acquired	46,570
Liabilities Assumed	22,323
Net Assets Acquired	$24,247

Goodwill was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $19.1 million of acquired intangible assets, $13.5 million was assigned to Accreditations and $2.3 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 5.8 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

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

Goodwill was all assigned to the Becker Professional Review reporting unit which is classified within the International and Professional Education segment. None of the goodwill acquired is expected to be deductible for income tax purposes. All of the acquired intangible assets have been determined to be subject to amortization with an average useful life of 5.8 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At April 2, 2012
	Value	Estimated
	Assigned	Useful Life
Trade Name	$50	1 yr 6 months
Curriculum	870	5 yrs
Customer Relationships	400	10 yrs
Non-competition Agreements	940	5 yrs

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

NOTE 9:  INTANGIBLE ASSETS

Intangible assets relate mainly to acquired business operations. These assets consist of the acquisition fair value of certain identifiable intangible assets acquired and goodwill. Goodwill represents the excess of the purchase price over the fair value of assets acquired less liabilities assumed.

Intangible assets consist of the following (dollars in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$81,576	$(74,897)	(1)
Customer Relationships	3,364	(684)	12 years
Non-compete Agreements	2,505	(1,800)	(2)
Curriculum/Software	5,584	(4,225)	5 years
Outplacement Relationships	3,900	(1,244)	15 years
Trade Names	5,822	(4,727)	(3)
Total	$102,751	$(87,577)
Indefinite-lived Intangible Assets:
Trade Names	$38,950
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	29,789
Total	$266,824

(1) The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA 1), 6 years for FBV, 5 years for Favip and 4 years for AUC. All other student student relationships are fully amortized as of June 30, 2013.

(2) The total weighted average estimated amortization period for Non-compete Agreements is 1.5 years for ATC and 5 years for Falcon. All other and Non-compete agreements are fully amortized as of June 30, 2013.

(3) The total weighted average estimated amortization period for Trade Names is 2 years for ATC, 8.5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA1) and 1.5 years for Falcon. All other trade names are fully amortized at June 30, 2013.

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$80,318	$(68,116)
Customer Relationships	3,441	(356)
License and Non-compete Agreements	3,710	(2,771)
Curriculum/Software	5,570	(3,585)
Outplacement Relationships	3,900	(984)
Trade Names	6,043	(4,418)
Total	$102,982	$(80,230)
Indefinite-lived Intangible Assets:
Trade Names	$38,125
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	22,358
Total	$262,468

Amortization expense for amortized intangible assets was $9.5 million, $9.4 million and $4.3 million for the years ended June 30, 2013, 2012 and 2011, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2014	$3,347	$903	$1,842	$295	$6,387
2015	387	895	1,053	260	2,595
2016	-	862	661	260	1,783
2017	-	608	293	260	1,161
2018	-	336	170	260	766
Thereafter	-	998	127	1,356	2,481

All amortizable intangible assets, except for the DeVry Brasil Student Relationships, the FBV Student Relationships, the Favip Student Relationships and the AUC Student Relationships, are being amortized on a straight-line basis. The amounts being amortized for theses Student Relationships are based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

Fiscal Year	AUC	DeVry Brasil	FBV	FAVIP
2009	-	8.3%	-	-
2010	-	30.3%	-	-
2011	-	24.7%	-	-
2012	38.0%	19.8%	11.9%	-
2013	38.5%	13.6%	33.7%	27.6%
2014	21.6%	3.3%	25.9%	32.2%
2015	1.9%	-	16.7%	23.0%
2016	-	-	9.0%	13.2%
2017	-	-	2.6%	4.0%
2018	-	-	0.2%	-

Indefinite-lived intangible assets related to Trademarks, Trade Names, Title IV Eligibility, Accreditations and Intellectual Property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed during the fourth quarter of fiscal year 2013. At this time, it was determined that the goodwill and the indefinite-lived intangible asset of the Carrington Colleges Group (“Carrington”) reporting unit had been impaired. Management performed qualitative impairment reviews on a quarterly basis for the Carrington reporting unit in fiscal year 2013. As of the fourth quarter of fiscal year 2013 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any other reporting unit, as estimated fair values exceeded the carrying amounts.

The estimated fair values of the reporting units and indefinite-lived intangible assets exceeded their carrying values by at least 25% as of the end of fiscal year 2012 except those indefinite-lived intangible assets acquired with the acquisition of Carrington where fair values approximated carrying values. The smaller excess margin for the Carrington reporting unit would be expected considering an impairment charge was recorded for this reporting unit during fiscal 2012. Consequently, there had been less time for Carrington to have appreciated in value from its previous impairment date. This situation, however, also required us to remain cognizant of the fact that if Carrington’s realized and projected operating results did not meet expectations, an interim review and possible impairment would be necessary.

To improve Carrington’s financial results, management continues to execute a turn-around plan began in fiscal 2012 which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. Management believed it was making progress in its turnaround plan and that its planned business and operational strategies would continue to reverse the negative trends into the foreseeable future. Despite a difficult economy, evidence of a recovery in enrollments had been experienced at Carrington where new student enrollments increased over the prior year by 33.3%, 12.7% and 17.5% as of September 2012, December 2012 and March 2013, respectively, and total student enrollments increased by approximately 9% over the prior year as of March 2013. These improvements resulted in increased revenues in the third quarter of fiscal 2013 compared to the same period last fiscal year and, along with cost control efforts, reduced the operating losses from levels of a year ago in the nine month period ended March 31, 2013. The revenue and operating results also exceeded internal plans for the nine months ended March 31, 2013. Though management believes its planned business and operational strategies have worked to slow the negative trends, based on circumstances experienced in the fourth quarter of fiscal 2013, there is increased uncertainty as to the when a period of significant growth will occur. Accordingly, management revised its forecast and future cash flow projections for Carrington.

During the fourth quarter of fiscal year 2013, management made the decision to narrow the program focus on core program offerings at Carrington which had a negative impact on new student enrollment. As such, and in conjunction with the preparation of the annual budget process, management updated Carrington’s near-term and long-term financial projections. After several quarters of increasing new student enrollments, the fourth quarter decrease of 2% and projected slower growth in new students was not previously anticipated in future projections of operating results. Also, in conjunction with the fiscal 2014 planning process, the decision was made to delay the re-launch of pure online course delivery from fiscal 2014 to fiscal 2015. All previous projections of fiscal 2014 revenues and operating income were based on the earlier re-introduction of pure online course delivery. These changes will affect the revenues and operating losses of Carrington well into fiscal 2014. Previous projections resulted in a small operating loss at Carrington in fiscal 2014. After affecting the updated forecasts and projections, the projected operating loss increased by approximately 300 percent. These circumstances resulted in management performing a step one impairment analysis of the Carrington goodwill and indefinite-lived intangible assets.

To determine the fair value of the Carrington indefinite-lived intangible asset and Carrington reporting unit in our step one impairment analysis, a discounted cash flow (“DCF”) valuation method was utilized incorporating assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. Management compares the results of the DCF model with various market-based approaches. We used significant unobservable inputs (Level 3) in our discounted cash flow valuation including future cash flow projections and discount rate assumptions.

Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are commensurate with historical results and analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. A discount rate of 13% was utilized for the Carrington reporting unit. The discount rate utilized takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in the reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a discounted cash flow model. The estimated fair values of indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed growth rates used to project cash flows and operating results based upon an analysis of the economic environment in which the reporting unit that records indefinite-lived intangible assets operates. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rate of 13% that was utilized in the Carrington valuation takes into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in the reporting unit in addition to the specific risk of the Accreditation and Title IV Eligibility asset relative to Carrington’s other assets. This intangible asset is closely tied to the overall risk of the reporting unit in which it is recorded so management would expect the discount rate to approximate that used for valuing this reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty.

Management’s annual impairment analysis resulted in an estimated fair value for the Carrington Accreditation and Title IV Eligibility intangible asset of $67.2 million which was $3.9 million less than its carrying value. Based on a calculation of the estimated fair value of the Carrington reporting unit and a hypothetical purchase price allocation which included the estimated fair value of the Accreditation and Title IV Eligibility intangible asset, management determined the Carrington reporting unit would have implied goodwill of $98.8 million. This was $53.1 million less than the carrying value of this reporting unit. Accordingly, Carrington’s Accreditation and Title IV Eligibility indefinite-lived intangible assets and the goodwill balance were considered to be impaired and were written down by $3.9 million and $53.1 million, respectively, in the fourth quarter of fiscal 2013.

Management also evaluated Carrington’s remaining long-lived assets, including property and equipment and finite-lived intangible assets, for recoverability and determined there was no impairment. Therefore in the fourth quarter of fiscal year 2013, Carrington’s goodwill and other intangibles impairment charges in the aggregate were $57.0 million, with an income tax benefit of $7.5 million.

Though certain reporting units experienced a decline in operating results from the previous year, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for any other reporting unit or indefinite-lived intangible asset. In this regard, revenues, operating results and cash flows grew for all reporting units in fiscal year 2013 except at DeVry University and Carrington.

At DeVry University, which carries goodwill and indefinite-lived intangible asset balances of $22.2 million and $1.6 million, respectively, at June 30, 2013, revenue for fiscal year 2013 declined by approximately 16% from the year-ago period. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. Enrollment declines are expected again in fiscal 2014. To address this issue, DeVry University is focused on implementing management’s turnaround plan which includes:

•	Further improving academic quality which will lead to improved student learning outcomes and increased graduation rates;
•	Aligning the cost structure with enrollment levels;
•	Regaining enrollment growth;
•	Making targeted investments to drive future growth including new degree and certificate programs; and
•	Managing the change.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry has reduced costs through staffing adjustments and by lowering variable costs. Management has made the decision to close or consolidate DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Management is also focused on process redesign and restructuring in areas such as student finance.

The plan to increase enrollments will include communication of DeVry University’s value proposition, which is educational quality, career prospects and high levels of student service. Tuition rates for the fiscal 2014 school year at DeVry University remain unchanged from those of fiscal 2013, and management is employing more strategic use of scholarships to attract new students and improve student persistence. Enhanced use of technology is also expected to increase the effectiveness of the student recruiting process.

Though operating profits declined by approximately 55%, DeVry University remains profitable with operating margins of 8%. Management believes its planned business and operational strategies will reverse the negative trends over the next 18 to 24 months. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2013 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 100%. This excess margin has been declining in recent years. Should business conditions at DeVry University continue to deteriorate resulting in the carrying value of this reporting unit exceeding its fair value then goodwill and intangible assets could be impaired. This would require a possible write-off of up to $22.2 million.

Management does consider certain triggering events when evaluating whether interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of June 30, 2013, DeVry’s market capitalization exceeded its book value by approximately 41%. Though this premium is lower than the 47% as of June 30, 2012, it is partially the result of a decline in revenue, primarily within DeVry University, which has resulted in lower earnings. Management is making progress towards achieving its top priorities as described above. Management believes these planned business and operational strategies will reverse the negative trends over the next 18 to 24 months. Management also believes the decline in the market price of DeVry’s common stock has been partially caused by the increased competition facing DeVry as well as the continued overhang of government regulatory changes in the education industry. These factors have led to significant uncertainty among investors and have worked to keep the prices of private sector education stocks at depressed levels for the last few years. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs.

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

DeVry had seven reporting units which contained goodwill as of the fourth quarter fiscal year 2013 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are based upon an analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 13% to 16% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 12% except for Carrington as discussed above. Several reporting units’ values declined from fiscal 2012 values due to changes in expected growth rates; however, the results of this analysis indicate no impairment of goodwill existed as of June 30, 2013, except the impairment recorded for the Carrington reporting unit as discussed above. An increase of 100 basis points in the discount rates used in this analysis would result in no less than a 5% premium of fair value over carrying value except for the AUC reporting unit where fair value exceeded carrying value by 1%. The smaller premium for the AUC reporting unit fair value would be expected considering the assets have been acquired within two years of the fourth quarter fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for Trade Names, Trademarks and Intellectual Property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for Accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 16% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of intangible assets.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2013 fourth quarter impairment analysis by at least 100% except those acquired with the acquisitions of AUC, FBV and Carrington (discussed above) where fair values exceeded carrying values by 4% to 67%. The smaller premium for the FBV and AUC indefinite-lived intangible assets would be expected considering the assets have been acquired within two years of the fourth quarter fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2013, except the impairment recorded for the Carrington reporting unit as discussed above. If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of June 30, 2013 (dollars in thousands):

As of June 30,
Reporting Unit	2013
DeVry University	$22,196
Becker Professional Review	32,640
Ross University	237,173
Chamberlain College of Nursing	4,716
Carrington Colleges Group	98,784
American University of the Caribbean	68,321
DeVry Brasil	45,107
Total	$508,937

The table below summarizes goodwill balances by reporting segment as of June 30, 2013 (dollars in thousands):

As of June 30,
2013
Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	408,994
International and Professional Education	77,747
Total	$508,937

The table below summarizes the changes in the carrying amount of goodwill, by segment, as of June 30, 2013 and 2012 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International and Professional Education	Total
Balance at June 30, 2011	$22,196	$427,606	$73,818	$523,620
Acquisitions	-	68,321	17,791	86,112
Dispositions	-	-	(413)	(413)
Impairments	-	(33,839)	(17,075)	(50,914)
Foreign currency exchange rate changes and other	-	-	(8,444)	(8,444)
Balance at June 30, 2012	$22,196	$462,088	$65,677	$549,961
Acquisitions	-	-	16,120	16,120
Dispositions	-	-	-	-
Impairments	-	(53,094)	-	(53,094)
Foreign currency exchange rate changes and other	-	-	(4,050)	(4,050)
Balance at June 30, 2013	$22,196	$408,994	$77,747	$508,937

The total decrease in the goodwill balance from June 30, 2012 in the Medical and Healthcare segment was the result of the $53.1 million impairment charge at Carrington. See the discussions above for further explanation of the impairment charge. The increase in the goodwill balance from June 30, 2012 in the International and Professional Education segment is the result the addition of goodwill of $16.1 million from the acquisitions of Favip, partially offset by a decrease in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. See the discussions above for further explanation of the acquisition. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of June 30, 2013 (dollars in thousands):

Reporting Unit:
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Carrington Colleges Group	67,200
American University of the Caribbean	117,100
DeVry Brasil	32,567
Total	$266,824

Total indefinite-lived intangible assets increased by $4.4 million from June 30, 2012. This increase is the result of the addition of $11.3 million of indefinite-lived intangibles associated with the acquisition of Favip, offset by the impairment charges of $3.9 million at Carrington as described above and the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10:  RESTRUCTURING CHARGES

During the fiscal 2013, DeVry implemented a Voluntary Separation Plan (VSP), an involuntary reduction in force (RIF) and other staff reduction actions that will reduce its workforce by approximately 475 positions across all reporting units. This resulted in a pre-tax charge of approximately $10.3 million in fiscal 2013 that represented severance pay and benefits for these colleagues. This was allocated to the segments as follows: $7.7 million to Business Technology and Management, $1.0 million to Medical and Healthcare, $0.6 million to International and Professional Education and $1.0 million to DeVry home office which is classified as “Depreciation and Other” in the segment disclosure in Note 16: Segment Information”.

DeVry made decisions to consolidate facilities at its Carrington and DeVry University educational institutions. This resulted in pre-tax charges of $6.3 million in fiscal 2013. Also during fiscal year 2013, DeVry consolidated its administrative offices in the Chicagoland area. As a result, a DeVry owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in fiscal 2013 for a write-down of assets to fair market value and an expected loss on this asset sale. Other restructuring charges totaling $1.7 million were also expensed in fiscal 2013. These facility and other charges were allocated to the segments as follows: $1.4 million to Business Technology and Management, $5.1 million to Medical and Healthcare and $9.4 million to DeVry home office which is classified as “Depreciation and Other” in the segment disclosure in Note 16: Segment Information”. Cash payments for fiscal 2013 restructuring charges were approximately $3.3 million for the year ended June 30, 2013. The remaining accrual for these charges is $13.2 as of June 30, 2013.

During the fourth quarter of fiscal 2012, DeVry implemented an involuntary reduction in force (RIF) that reduced its workforce by approximately 570 positions across all operating segments. This resulted in a pre-tax charge of approximately $7.1 million that primarily represented severance pay and benefits for these employees. This was allocated to the segments as follows: $5.0 million to Business Technology and Management, $2.0 million to Medical and Healthcare and $0.1 million to International and Professional Education. Cash payments and adjustments for the severance charges and restructuring charges were approximately $5.7 million for the year ended June 30, 2013. As of June 30, 2013, all amounts have been paid under these fiscal year 2012 restructuring plans.

The following table summarizes the fiscal 2012 and 2013 separation and restructuring plan activity for which cash payments are required (dollars in millions):

Liability balance at June 30, 2011	$-
Increase in liability (separation charges)	7.1
Reduction in liability (payments and adjustments)	(1.4)
Liability balance at June 30, 2012	5.7
Increase in liability (separation and other charges)	16.5
Reduction in liability (payments and adjustments)	(9.0)
Liability balance at June 30, 2013	$13.2

The remaining liability balances as of June 30, 2013 primarily represent costs for employees that have either not yet separated from DeVry or their full severance has not yet been paid. The majority of these remaining costs are expected to be paid in 2014 and 2015.

NOTE 11:  INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands).

	For the Year Ended June 30,
	2013	2012	2011
U.S.	$56,200	$157,604	$435,056
Foreign	108,769	83,221	66,706
Total	$164,969	$240,825	$501,762

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
Income Tax Provision:	2013	2012	2011

Current Tax Provision
U.S. Federal	$46,958	$67,626	$116,081
State and Local	5,274	14,899	24,484
Foreign	2,217	(350)	285
Total Current	54,449	82,175	140,850
Deferred Tax Provision
U.S. Federal	(16,128)	(12,255)	21,889
State and Local	417	(532)	3,639
Foreign	489	1,515	164
Total Deferred	(15,222)	(11,272)	25,692
Income Tax Provision	$39,227	$70,903	$166,542

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	2013		2012		2011
Income Tax at Statutory Rate	$57,739	35.0%	$84,289	35.0%	$175,617	35.0%

Lower Rates on Foreign Operations	(33,395)	-20.2%	(27,480)	-11.3%	(22,413)	-4.5%
State Income Taxes	7,854	4.8%	8,930	3.7%	17,188	3.5%
Stock Options	817	0.5%	838	0.3%	481	0.1%
Nondeductible Goodwill	12,876	7.8%	8,206	3.4%	-	-
Tax Credits and Other	(6,664)	-4.1%	(3,880)	-1.7%	(4,331)	-0.9%
Income Tax Provision	$39,227	23.8%	$70,903	29.4%	$166,542	33.2%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2013	2012	2011
Loss Carryforwards, net	$8,249	$7,639	$8,671
Employee Benefits	15,762	10,435	4,303
Stock-Based Payments	14,707	12,732	9,262
Deferred Rent	22,302	19,571	17,606
Receivable Reserve	18,076	20,813	21,807
Other Reserves	6,326	5,044	4,122
Less: Valuation Allowance	(6,538)	(7,043)	(6,852)
Gross Deferred Tax Assets	78,884	69,191	58,919
Depreciation	(43,603)	(38,532)	(24,909)
Amortization of Intangible Assets	(65,626)	(65,697)	(77,855)
Gross Deferred Tax Liability	(109,229)	(104,229)	(102,764)
Net Deferred Taxes	$(30,345)	$(35,038)	$(43,845)

DeVry has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2033.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil incorporated under the laws of Brazil, and AUC School of Medicine BV (AUC) incorporated under the laws of Sint Maarten all benefit from local tax incentives. The Medical School and Veterinary School have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, (in the case of the Medical School), an indefinite period of exemption and (in the case of the Veterinary School), exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

Valuation allowances have been established for approximately $6.5 million and $9.4 million for the years ended June 30, 2013 and 2012, respectively. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary in both years ended June 30, 2013 and 2012 and $2.9 million for the year ended June 30, 2012 for certain state net operating loss carryforwards that may expire before their benefits are utilized.

Based on DeVry’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of June 30, 2013 and 2012, cumulative undistributed earnings attributable to international operations were approximately $522.8 million and $414.0 million, respectively.

The effective tax rate was 23.8% for fiscal year 2013, compared to 29.4% for the prior year. The lower effective income tax rate in fiscal year 2013 was primarily to a decrease in the proportion of income generated by U.S. operations versus the offshore operations of Ross University as compared to the prior year.

As of June 30, 2013 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $9.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $7.9 million. As of June 30, 2012, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $22.0 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $13.3 million as of June 30, 2012. In March 2013, DeVry completed an examination by the Internal Revenue Service. As a result, DeVry reduced its unrecognized tax benefits by $13.0 million to reflect settlements with the Internal Revenue Service.

We expect that our unrecognized tax benefits will not change substantially during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2013, 2012, and 2011 was $1.2 million, $1.9 million, and $1.0 million respectively. Interest and penalties recognized during the years ended June 30, 2013, 2012, and 2011 were $0.7 million, $0.9 million and $0.3 million respectively. The changes in our unrecognized tax benefits were (dollars in millions):

	For the Year Ended June 30,
	2013	2012	2011
Beginning Balance, July 1	$22.0	$11.9	$7.1
Increases from Positions Taken During Prior Periods	0.9	10.1	1.9
Decreases from Positions Taken During Prior Periods	(14.2)	(3.5)	(1.3)
Increases from Positions Taken During the Current Period	0.3	3.5	4.2
Ending Balance, June 30	$9.0	$22.0	$11.9

DeVry generally remains subject to examination for all tax years beginning on or after July 1, 2011.

NOTE 12:  DEBT

DeVry had no outstanding borrowings under its credit facility at June 30, 2013 and June 30, 2012. DeVry does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV and Favip (see “Note 8: Business Combinations”). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions. Payments are made under these agreements as various conditions of the purchase are met.

Revolving Credit Facility

All of DeVry’s borrowings and letters of credit under its $400 million revolving credit facility are through DeVry Inc. The revolving credit facility became effective on May 10, 2011, and replaced an existing $175 million credit facility that was set to expire in January 2012. At the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $14.7 million as of June 30, 2013, and were $9.3 million as of June 30, 2012. As of June 30, 2013, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at the prime rate plus 0.75% or at a LIBOR rate plus 1.75%, at the option of DeVry. As of June 30, 2013, outstanding letters of credit under the revolving credit agreement are charged an annual fee equal to 0.125% of the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of June 30, 2013. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio (“DOE Ratio”). Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings. DeVry was in compliance with the debt covenants as of June 30, 2013.

The stock of certain subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All colleagues, except those of DeVry Brasil and ATC, who meet certain eligibility requirements can participate in DeVry’s 401(k) Success Sharing Retirement Plan. DeVry contributes to the plan an amount up to 4.0% of the total eligible compensation of colleagues who make contributions under the plan. Prior to fiscal 2009, this match was up to 2% of total eligible compensation. In addition, DeVry may also make discretionary contributions for the benefit of all eligible colleagues. Expenses for the matching and discretionary contributions under the plan were approximately $33.4 million, $35.2 million and $32.5 million in fiscal 2013, 2012 and 2011, respectively. Prior to November 1, 2012, and January 1, 2013 employees of American University of the Caribbean School of Medicine, Medical Education Services, Inc. and Falcon Physician Reviews, Inc., respectively, participated in two separate plans and received matching contributions of up to 3% and 5% of total eligible compensation, respectively. After those dates, these colleagues became eligible to participate in the DeVry 401(k) Success Sharing Retirement Plan.

Colleague Stock Purchase Plan

Under provisions of DeVry’s Colleague Stock Purchase Plan, any eligible colleague may authorize DeVry to withhold up to $25,000 of annual earnings to purchase common stock of DeVry at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2013, 2012 and 2011. Total shares issued to the Plan were 69,798 and 48,575 in fiscal 2013 and 2012, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. At the current time, DeVry is re-issuing treasury shares to satisfy colleague share purchases under this plan

NOTE 14:  SHAREHOLDER RIGHTS PLAN

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

NOTE 15:  COMMITMENTS AND CONTINGENCIES

DeVry and its subsidiaries, lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2013, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2014	$89,640
2015	86,400
2016	78,090
2017	71,910
2018	66,410
Thereafter	231,450

DeVry recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term.

Rent expenses for the years ended June 30, 2013, 2012 and 2011 were $95.2 million, $89.6 million and $85.1 million, respectively.

DeVry is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending litigation that may be considered other than ordinary and routine litigation that is incidental to the business.

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

On July 10, 2012, DeVry filed a Motion to Dismiss the corrected Second Amended Complaint. On March 27, 2013, Judge Grady granted DeVry’s Motion to Dismiss and entered judgment in favor of DeVry and against plaintiffs. Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel. On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal; however, the appeal has been stayed pending Judge Grady’s resolution of the sanctions issue. The issue of sanctions was fully briefed by the parties as of May 17, 2013, and is under consideration by Judge Grady.

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

Although DeVry believes that the appeal of the remaining Shareholder Case is without merit, the ultimate outcome of pending litigation is difficult to predict. DeVry will vigorously defend any appellate proceedings which may proceed in the Shareholder Case. At this time, DeVry does not expect that the outcome of any such matter or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

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

NOTE 16:  SEGMENT INFORMATION

DeVry’s principal business is providing post-secondary education. The services of our operations are described in more detail in “Note 1- Nature of Operations.” DeVry presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean, Chamberlain College of Nursing and Carrington Colleges Group; and “International and Professional Education”, which includes the operations of DeVry Brasil and Becker Professional Review.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before non-controlling interest, income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses. Income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets. The accounting policies of the segments are the same as those described in “Note 3 — Summary of Significant Accounting Policies.”

Following is a tabulation of business segment information based on the segmentation for each of the years ended June 30, 2013, 2012 and 2011. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Year Ended June 30,
	2013	2012	2011
Revenues:
Business, Technology and Management	$1,096,695	$1,303,556	$1,460,146
Medical and Healthcare	672,604	611,953	558,335
International and Professional Education	196,576	156,284	141,783
Intersegment Revenues	(1,500)	-	-
Total Consolidated Revenues	$1,964,375	$2,071,793	$2,160,264
Operating Income:
Business, Technology and Management	$90,045	$201,122	$359,403
Medical and Healthcare	54,076	9,602	106,965
International and Professional Education	50,620	36,660	38,209
Reconciling Items:
Amortization Expense	(9,480)	(9,347)	(4,297)
Depreciation and Other	(18,333)	888	1,226
Total Consolidated Operating Income	$166,928	$238,925	$501,506
Interest and Other Income (Expense):
Interest Income	$1,652	$817	$1,538
Interest Expense	(3,611)	(2,612)	(1,282)
Net Gain on Sale of Assets	-	3,695	-
Net Interest and Other Income (Expense)	(1,959)	1,900	256
Total Consolidated Income from Continuing
Operations Before Income Taxes	$164,969	$240,825	$501,762
Segment Assets:
Business, Technology and Management	$431,265	$383,064	$446,810
Medical and Healthcare	1,017,692	1,029,481	1,036,834
International and Professional Education	278,430	219,108	187,771
Corporate	107,625	179,342	128,126
Assets of Business Held for Sale	22,006	31,542	50,962
Total Consolidated Assets	$1,857,018	$1,842,537	$1,850,503
Additions to Long-lived Assets:
Business, Technology and Management	$42,993	$54,320	$55,726
Medical and Healthcare	46,893	268,288	40,590
International and Professional Education	41,311	60,655	20,720
Corporate	13,171	28,862	25,865
Total Consolidated Additions to Long-lived Assets	$144,368	$412,125	$142,901
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$111,775	$125,298	$132,602
Increase in Capital Assets from Acquisitions	2,897	47,947	23
Increase in Intangible Assets and Goodwill	29,696	238,880	10,276
Total Increase in Consolidated Long-lived Assets	$144,368	$412,125	$142,901
Depreciation Expense:
Business, Technology and Management	$43,714	$37,835	$26,572
Medical and Healthcare	25,706	22,626	17,025
International and Professional Education	4,260	3,974	2,495
Corporate	9,431	10,037	10,370
Total Consolidated Depreciation	$83,111	$74,472	$56,462
Intangible Asset Amortization Expense:
Medical and Healthcare	$5,391	$6,013	$420
International and Professional Education	4,089	3,334	3,877
Total Consolidated Amortization	$9,480	$9,347	$4,297

DeVry conducts its educational operations in the United States, Canada, the Caribbean countries of Dominica and St. Kitts, Grand Bahama and St. Maarten, Brazil, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada and Europe, were less than 5% of total revenues for the years ended June 30, 2013, 2012 and 2011. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2013	2012	2011
Revenue from Unaffiliated Customers:

Domestic Operations	$1,548,975	$1,721,280	$1,891,221
International Operations:
Dominica and St. Kitts, St. Maarten	300,462	272,539	205,409
Brazil	98,531	61,851	47,666
Other	16,407	16,123	15,968
Total International	415,400	350,513	269,043

Consolidated	$1,964,375	$2,071,793	$2,160,264
Long-lived Assets:
Domestic Operations	$414,569	$426,680	$381,963
International Operations:
Dominica and St. Kitts, St. Maarten	161,826	133,516	91,066
Brazil	41,555	35,757	28,479
Other	182	442	417
Total International	203,563	169,715	119,962
Long-lived Assets of Business Held for Sale	5,787	6,534	4,846
Consolidated	$623,919	$602,929	$506,771

No one customer accounted for more than 10% of DeVry's consolidated revenues.

NOTE 17: SUBSEQUENT EVENT

On July 1, 2013, DeVry Inc. acquired Faculdade Diferencial Integral (“Facid”), located in the state of Piaui, Brazil, for approximately $13.7 million. Facid currently serves approximately 2,500 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid joins DeVry Brasil, which now operates six institutions at 13 campuses in northeast Brazil. With the addition of Facid, these institutions provide education programs to more than 30,000 students. Along with its M.D. program, Facid offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program.

NOTE 18: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2013 and 2012, are as follows:

	Quarter				Total
	First	Second	Third	Fourth	Year
2013	(Dollars in thousands, except for per share amounts)

Revenues	$479,920	$500,666	$503,825	$479,964	$1,964,375
Operating Income (Loss)	49,447	67,195	75,648	(25,362)	166,928
AMOUNTS ATTRIBUTABLE TO DEVRY INC.:
Income (Loss) from Continuing Operations	34,366	51,125	58,150	(19,953)	123,688
Loss from Discontinued Operations	(2,377)	(839)	(1,329)	(12,357)	(16,902)
Net Income (Loss) Attributable to DeVry Inc.	$31,989	$50,286	$56,821	$(32,310)	$106,786
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic
Continuing Operations	$0.53	$0.79	$0.91	$(0.32)	$1.92
Discontinued Operations	(0.04)	(0.01)	(0.02)	(0.19)	(0.26)
	$0.49	$0.78	$0.89	$(0.51)	$1.66
Diluted
Continuing Operations	$0.53	$0.79	$0.90	$(0.32)	$1.91
Discontinued Operations	(0.04)	(0.01)	(0.02)	(0.19)	(0.26)
	$0.49	$0.78	$0.88	$(0.51)	$1.65

Cash Dividend Declared per Common Share	$-	$0.17	$-	$0.17	$0.34

	Quarter				Total
	First	Second	Third	Fourth	Year
2012	(Dollars in thousands, except for per share amounts)

Revenues	$515,725	$519,014	$535,082	$501,962	$2,071,783
Operating Income	87,136	15,341	96,519	39,929	238,925
AMOUNTS ATTRIBUTABLE TO DEVRY INC.:
Income (Loss) from Continuing Operations	61,804	9,808	67,764	29,730	169,106
Loss from Discontinued Operations	(4,320)	(943)	(633)	(21,645)	(27,541)
Net Income (Loss) Attributable to DeVry Inc.	$57,484	$8,865	$67,131	$8,085	$141,565
Earnings per Common Share Attributable to DeVry Inc. Shareholders
Basic
Continuing Operations	$0.90	$0.14	$1.02	$0.45	$2.52
Discontinued Operations	(0.06)	(0.01)	(0.01)	(0.33)	(0.41)
	$0.84	$0.13	$1.01	$0.12	$2.11
Diluted
Continuing Operations	$0.89	$0.14	$1.01	$0.45	$2.50
Discontinued Operations	(0.06)	(0.01)	(0.01)	(0.33)	(0.41)
	$0.83	$0.13	$1.00	$0.12	$2.09

Cash Dividend Declared per Common Share	$-	$0.15	$-	$0.15	$0.30

DEVRY INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended June 30, 2013, 2012 and 2011

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions (b)		Balance at End of Period
	(Dollars in thousands)
FY2013

Deducted from accounts receivable for refunds	$3,737	$40,201	(c)	$(1,019	)(e)	$41,679		$1,240
Deducted from accounts receivable for uncollectible
accounts	55,184	48,947		(521	)(a)	49,507		54,103
Deducted from notes receivable for uncollectible notes	10,748	2,506		-		2,495		10,759
Deducted from contributions to Perkins loan program for
uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	7,043	-		(505	)(d)	-		6,538
Restructuring Expense Reserve	5,678	16,462		-		8,972	(f)	13,168
FY2012

Deducted from accounts receivable for refunds	$5,475	$48,225	(c)	$(1,110	)(e)	$48,853		$3,737
Deducted from accounts receivable for uncollectible
accounts	58,816	41,745		(1,083	)(a)	44,294		55,184
Deducted from notes receivable for uncollectible notes	10,295	913		-		460		10,748
Deducted from contributions to Perkins loan program for
uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	6,852	-		191	(d)	-		7,043
Restructuring Expense Reserve	-	7,102		-		1,424	(f)	5,678
FY2011

Deducted from accounts receivable for refunds	$6,866	$43,875	(c)	$(2,833	)(e)	$42,433		$5,475
Deducted from accounts receivable for uncollectible
accounts	56,257	44,182		764	(a)	42,387		58,816
Deducted from contributions to Perkins loan program for	7,730	3,154		-		589		10,295
uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	6,852	-		-		-		6,852

(a)	Effects of foreign currency translation charged to Accumulated Other Comprehensive Income.
(b)	Write-offs of uncollectable amounts and cash refunds for accounts and notes receivable related reserves. Payment of liabilities for restructuring reserve.
(c)	Amounts recorded as a reduction of revenue.
(d)	Change in related deferred tax balances.
(e)	Charged to deferred revenue accounts and effects of foreign currency translation charged to Accumulated Other Comprehensive Income.
(f)	Payment of liabilities for restructuring reserve.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeVry Inc. and its subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

August 29, 2013

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 6, 2013 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information called for by Item 10 with respect to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the Proxy Statement.

In accordance with the information called for by Item 10 relating to Regulation S-K, Item 406 disclosures about the DeVry Code of Conduct and Ethics, DeVry has a Code of Conduct and Ethics which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer), and all other employees. The full text of the Code is available on DeVry’s website. DeVry intends to satisfy the requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on its website. To date, there have been no waivers from the Code.

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

The required financial statements of DeVry and its subsidiaries are included in Part II, Item 8, on pages 82 through 119 of this Annual Report on Form 10-K.

(2)	Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry and its subsidiaries is included in Part II, Item 8 on page 120 of this Annual Report on Form 10-K.

(3)	Exhibits

A complete listing of exhibits is included on pages 124 through 125 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

The operating results presented below (except for Loss from Discontinued Operations, Net Income and EPS) exclude the results of Advanced Academics, Inc. (“AAI”) which are now included in discontinued operations. Cash and Cash Equivalents and Capital Expenditures exclude the balances of AAI which are now included in assets held for sale.

Year Ended June 30,	2013	2012	2011	2010	2009
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$1,964,375	$2,071,783	$2,160,264	$1,894,735	$1,445,298
Depreciation	83,111	74,472	56,462	50,158	39,531
Amortization of Intangible Assets and Other	10,139	10,002	4,732	8,993	8,673
Interest Income	1,652	817	1,538	2,080	5,250
Interest Expense	3,611	2,612	1,282	1,583	2,775
Income from Continuing Operations, Net of Tax	123,688	169,106	334,793	285,589	167,120
Loss from Discontinued Operations, Net of Tax	(16,902)	(27,541)	(4,390)	(5,680)	(1,507)
Net Income Attributable to DeVry Inc.	106,786	141,565	330,403	279,909	165,613
Diluted Earnings per Common Share (EPS) - Net Income	1.65	2.09	4.68	3.87	2.28
Shares Used in Calculating Diluted EPS (in thousands)	64,611	67,705	70,620	72,267	72,516
Cash Dividend Declared Per Common Share	0.34	0.30	0.24	0.20	0.16
FINANCIAL POSITION:
Cash and Cash Equivalents	196,576	173,984	447,045	308,016	165,325
Total Assets	1,857,018	1,842,537	1,850,503	1,627,826	1,434,299
Total Funded Debt	-	-	-	-	124,811
Total Shareholders' Equity	1,397,156	1,356,393	1,389,516	1,179,381	926,942
OTHER SELECTED DATA:
Cash Provided by Operating Activities	261,505	277,422	407,990	391,548	249,526
Capital Expenditures	111,775	125,298	132,602	127,934	72,722
Shares Outstanding at Year-end (in thousands)	62,946	64,722	68,635	71,030	71,233
Closing Price of Common Stock at Year-end	31.02	30.97	59.13	52.49	50.04
Price Earnings Ratio on Common Stock (1)	19	15	13	14	22

(1) Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

3(a)	Restated Certificate of Incorporation of the Registrant, as amended	127

3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.1 to the Registrant’s Form 8-K dated August 21, 2013(File No. 1-13988)

4(a)	Credit Agreement dated May 10, 2011, among DeVry Inc. and Certain Subsidiaries of DeVry Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as the lead arranger, and The Other Lenders Party Thereto (the “Credit Agreement”), including the Schedules and the Exhibits thereto		Exhibits 4.1, 4.2 and 4.3 to the Registrant’s Form 8-K filed May 10, 2011 (File No. 1-13988)

4(b)	U.S. Subsidiary Guaranty, dated May 10, 2011, regarding the Credit Agreement		Exhibit 4.4 to the Registrant’s Form 8-K filed May 10, 2011 (File No. 1-13988)

4(c)	Offshore Subsidiary Guaranty, dated May 10, 2011, regarding the Credit Agreement		Exhibit 4.5 to the Registrant’s Form 8-K filed May 10, 2011 (File No. 1-13988)

4(d)	Pledge Agreement, dated May 10, 2011, by and among DeVry Inc. and Global Education International, Inc. and Certain of Their Subsidiaries as the Grantors and Bank of America, N.A., as Administrative Agent		Exhibit 4.6 to the Registrant’s Form 8-K filed May 10, 2011 (File No. 1-13988)

10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999 Stock Incentive Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2002 (File No. 1-13988)

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003 (File No. 1-13988)

10(d)	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010 (File No. 1-13988)

10(e)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Inc. Incentive Compensation Plan of 2005 (filed herewith)	138

10(f)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005 (filed herewith)	143

10(g)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005 (filed herewith)	148

10(h)	Form of Incentive Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005 (filed herewith)	153

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(i)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013 (File No. 1-13988)

10(j)	Form of Full Value Share Award Agreement for Directors under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005 (filed herewith)	157

10(k)	Form of Full Value Share Award Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005 (filed herewith)	160

10(l)	Form of Performance Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005 (filed herewith)	164

10(m)	Form of Stock Appreciation Rights Agreement under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013 (File No. 1-13988)

10(n)	Registrant’s Nonqualified Deferred Compensation Plan (filed herewith)	169

10(o)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010 (File No. 1-13988)

10(p)	Employment Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(q)	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002 (File No. 1-13988)

10(r)	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor (filed herewith)	186

10(s)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K dated August 16, 2006 (File No. 1-13988)

10(t)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Registrant’s Form 8-K dated November 21, 2006 (File No. 1-13988)

10(u)	Executive Employment Agreement between the Registrant and David Pauldine dated October 12, 2009		Exhibit 10.3 to the Registrant’s Form 8-K dated October 16, 2009 (File No. 1-13988)

10(v)	Executive Employment Agreement between the Registrant and Timothy J. Wiggins dated December 14, 2011		Exhibit 10.1 to the Registrant’s Form 8-K dated December 14, 2011 (File No. 1-13988)

10(w)	Executive Employment Agreement between the Registrant and Steven Riehs dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013 (File No. 1-13988)

10(x)	Rights Agreement dated as of November 23, 2004 between DeVry, Inc. and Computershare Investor Services, L.L.C.		Exhibit 99.1 to the Registrant’s Form 8-A dated November 24, 2004 (File No. 1-13988)

21	Subsidiaries of the Registrant	188

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	190

31	Rule 13a-14(a)/15d-14(a) Certifications	191

32	Section 1350 Certifications	193

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Inc.

Date: August 29, 2013
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting
Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold T. Shapiro	Board Chair and Director	August 29, 2013
Harold T. Shapiro

/s/ Daniel M. Hamburger	Chief Executive Officer and Director	August 29, 2013
Daniel M. Hamburger

/s/ Ronald L. Taylor	Director	August 29, 2013
Ronald L. Taylor

/s/ Christopher Begley	Director	August 29, 2013
Christopher Begley

/s/ David S. Brown	Director	August 29, 2013
David S. Brown

/s/ Connie R. Curran	Director	August 29, 2013
Connie R. Curran

/s/ Darren R. Huston	Director	August 29 2013
Darren R. Huston

/s/ William T. Keevan	Director	August 29, 2013
William T. Keevan

/s/ Lyle Logan	Director	August 29, 2013
Lyle Logan

/s/ Alan G. Merten	Director	August 29, 2013
Alan G. Merten

/s/ Lisa W. Wardell	Director	August 29, 2013
Lisa W. Wardell

/s/ Fernando Ruiz	Director	August 29, 2013
Fernando Ruiz

