Form 10-Q
period 2013-09-30
DEVRY INC
filed 2013-11-05
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2013
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: October 31, 2013 — 63,259,000 shares of Common Stock, $0.01 par value

DEVRY INC.

  FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

DEVRY INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	June 30,	September 30,
	2013	2013	2012
	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$308,544	$196,576	$247,572
Marketable Securities and Investments	3,104	2,975	2,750
Restricted Cash	7,251	7,019	4,546
Accounts Receivable, Net	183,487	139,778	167,045
Deferred Income Taxes, Net	33,336	29,758	25,078
Refundable Income Taxes	618	154	34,651
Prepaid Expenses and Other	51,083	49,685	35,983
Current Assets of Business Held for Sale	5,053	16,219	28,428
Total Current Assets	592,476	442,164	546,053
Land, Building and Equipment:
Land	67,101	71,122	65,249
Building	427,194	424,902	389,057
Equipment	471,905	475,656	458,340
Construction in Progress	44,226	33,724	35,931
	1,010,426	1,005,404	948,577
Accumulated Depreciation	(439,933)	(433,747)	(386,797)
Land, Building and Equipment of Business Held for Sale, Net	-	-	5,879
Land, Building and Equipment, Net	570,493	571,657	567,659
Other Assets:
Intangible Assets, Net	298,419	281,998	297,054
Goodwill	517,655	508,937	564,841
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	32,805	33,025	31,263
Other Assets of Business Held for Sale	1,509	5,787	-
Total Other Assets	863,838	843,197	906,608
TOTAL ASSETS	$2,026,807	$1,857,018	$2,020,320
LIABILITIES:
Current Liabilities:
Accounts Payable	$57,798	$55,131	$61,543
Accrued Salaries, Wages and Benefits	96,100	88,444	83,242
Accrued Expenses	82,496	74,451	69,697
Deferred and Advance Tuition	243,353	97,478	255,222
Current Liabilities of Business Held for Sale	-	713	4,545
Total Current Liabilities	479,747	316,217	474,249
Other Liabilities:
Deferred Income Taxes, Net	63,850	60,103	67,286
Deferred Rent and Other	88,175	82,576	102,245
Total Other Liabilities	152,025	142,679	169,531
Other Liabilities of Business Held for Sale	-	112	144
TOTAL LIABILITIES	631,772	459,008	643,924
COMMITMENTS AND CONTINGENCIES (NOTE 12)
NON-CONTROLLING INTEREST	5,890	854	8,637
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 63,198,000, 62,946,000 and 63,782,000 Shares Issued and Outstanding at September 30, 2013, June 30, 2013 and September 30, 2012, Respectively	751	745	743
Additional Paid-in Capital	298,386	291,269	278,144
Retained Earnings	1,562,662	1,575,009	1,520,415
Accumulated Other Comprehensive Loss	(17,605)	(17,101)	(5,412)
Treasury Stock, at Cost (11,662,000, 11,581,000 and 10,544,000 Shares, Respectively)	(455,049)	(452,766)	(426,131)
TOTAL SHAREHOLDERS' EQUITY	1,389,145	1,397,156	1,367,759
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,026,807	$1,857,018	$2,020,320

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
REVENUES:
Tuition	$419,318	$448,685
Other Educational	31,595	31,235
Total Revenues	450,913	479,920
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	241,737	239,453
Student Services and Administrative Expense	189,158	191,019
Gain on Sale of Asset	(1,918)	-
Restructuring Expenses	11,665	-
Total Operating Costs and Expenses	440,642	430,472
Operating Income	10,271	49,448
INTEREST (EXPENSE) INCOME:
Interest Income	583	561
Interest Expense	(1,000)	(1,491)
Net Interest (Expense) Income	(417)	(930)
Income from Continuing Operations Before Income Taxes	9,854	48,518
Income Tax Provision	(1,703)	(14,522)
Income from Continuing Operations	8,151	33,996
DISCONTINUED OPERATIONS (NOTE 3):
Loss from Operations of Held for Sale Component	(16,324)	(3,658)
Income Tax Benefit	996	1,484
Loss on Discontinued Operations	(15,328)	(2,174)

NET (LOSS) INCOME	(7,177)	31,822
Net Loss Attributable to Non-controlling Interest	45	167
NET (LOSS) INCOME ATTRIBUTABLE TO DEVRY INC.	$(7,132)	$31,989

AMOUNTS ATTRIBUTABLE TO DEVRY INC.:
Income from Continuing Operations, Net of Income Taxes	8,196	34,163
Loss from Discontinuing Operations, Net of Income Taxes	(15,328)	(2,174)
NET (LOSS) INCOME ATTRIBUTABLE TO DEVRY INC.	$(7,132)	$31,989

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY INC. SHAREHOLDERS
Basic:
Continuing Operations	$0.13	$0.52
Discontinued Operations	(0.24)	(0.03)
	$(0.11)	$0.49

Diluted:
Continuing Operations	$0.13	$0.52
Discontinued Operations	(0.24)	(0.03)
	$(0.11)	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Dollars in Thousands)
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
NET (LOSS) INCOME	$(7,177)	$31,822
OTHER COMPREHENSIVE INCOME , NET OF TAX
Currency Translation (Loss) Gain	(624)	410
Change in Fair Value of Available -For- Sale Securities	120	67
COMPREHENSIVE (LOSS) INCOME	(7,681)	32,299
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	80	79
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO DEVRY INC.	$(7,601)	$32,378

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net (Loss) Income	$(7,177)	$31,822
Loss from Discontinued Operations	15,328	2,174
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	5,816	5,716
Depreciation	19,980	19,826
Amortization	1,649	2,442
Provision for Refunds and Uncollectible Accounts	17,819	20,376
Deferred Income Taxes	(1,122)	4,942
Loss on Disposal of Land, Buildings and Equipment	592	361
Realized Gain on Sale of Assets	(1,918)	-
Changes in Assets and Liabilities, Net of Effects from Acquisition of Businesses:
Restricted Cash	(232)	(2,048)
Accounts Receivable	(60,565)	(90,909)
Prepaid Expenses and Other	(3,163)	7,513
Accounts Payable	2,666	(290)
Accrued Salaries, Wages, Benefits and Expenses	7,984	6,376
Deferred and Advanced Tuition	144,840	156,927
Net Cash Provided by Operating Activities-Continuing Operations	142,497	165,228
Net Cash Used by Operating Activities- Discontinued Operations	(1,277)	(1,106)
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,220	164,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(22,180)	(25,622)
Payment for Purchase of Business, Net of Cash Acquired	(12,343)	(29,538)
Marketable Securities Purchased	(9)	(8)
Cash Received on Sale of Assets	6,662	-
Net Cash Used in Investing Activities-Continuing Operations	(27,870)	(55,168)
Net Cash Used in Investing Activities- Discontinued Operations	-	(615)
NET CASH USED IN INVESTING ACTIVITIES	(27,870)	(55,783)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	1,197	1,030
Proceeds from Stock Issued Under Employee Stock Purchase Plan	339	487
Repurchase of Common Stock for Treasury	-	(25,712)
Cash Dividends Paid	(14)	(9,793)
Excess Tax Benefit from Stock-Based Payments	-	6
Payments of Seller Financed Debt	(2,138)	-
NET CASH USED IN FINANCING ACTIVITIES	(616)	(33,982)
Effects of Exchange Rate Differences	(1,334)	(867)
NET INCREASE IN CASH AND CASH EQUIVALENTS	111,400	73,490
Cash and Cash Equivalents at Beginning of Period	197,144	174,076
Cash and Cash Equivalents at End of Period	308,544	247,566
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	(6)
Cash and Cash Equivalents at End of Period	$308,544	$247,572

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$30	$263
Income Taxes, Net	381	616
Non-cash Investing and Financing Activity:
Accretion of Non-controlling Interest Put Option	5,081	562

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY INC.

Notes to Consolidated Financial Statements

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Inc. (“DeVry”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry. The June 30, 2013 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry's Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended September 30, 2013, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Revenue Recognition

DeVry University tuition revenues are recognized ratably on a straight-line basis over the applicable academic term. Ross University School of Medicine, Ross University School of Veterinary Medicine (together “Ross University”) and American University of the Caribbean School of Medicine (“AUC”) basic science curriculum revenues are recognized ratably on a straight-line basis over the academic term. The clinical portion of the Ross University and AUC education programs are conducted under the supervision of U.S. teaching hospitals and veterinary schools. Ross University and AUC are responsible for the billing and collection of tuition from its students during the period of clinical education. Revenues are recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of Ross University and AUC students are charged to expense on the same basis. Carrington, Chamberlain and DeVry Brasil tuition and fee revenues are recognized ratably on a straight-line basis over the applicable academic term. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Related reserves with respect to uncollectible accounts and refunds  totaled $50.4 million and $63.1 million at September 30, 2013 and September 30, 2012, respectively.

Sales of textbooks, electronic course materials, and other educational products, including training services and the Becker self-study products, are included in Other Educational Revenues in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenues are recognized when the sale occurs. Revenues from training services, which are generally short-term in duration, are recognized when the training service is provided.  In addition, fees from international licensees of the Becker programs are included in Other Educational Revenues and recognized when confirmation of course delivery is received.

Internal-Use Software Development Costs

DeVry capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. There were no costs capitalized during the three months ended September 30, 2013. For the three months ended September 30, 2012, capitalized costs were approximately  $2.1  million, primarily related to Project DELTA (a new student information system for DeVry University and Chamberlain College of Nursing).  As of September 30, 2013 and 2012, the net balance of capitalized software development costs was $57.5 and $73.0 million, respectively.

Perkins Program Fund

DeVry University is required, under federal aid program regulations, to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received during the three months ended September 30, 2013 or 2012. DeVry carries its investment in such contributions at original values, net of allowances for expected losses on loan collections of $2.6 million at September 30, 2013 and 2012. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry and are not recorded in its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Non-Controlling Interest

DeVry maintains a 96.3 percent ownership interest in DeVry Brasil with the remaining 3.7 percent owned by some of the current  DeVry Brasil senior management group. Prior to a June 2013 purchase of additional DeVry Brasil stock, DeVry’s ownership percentage was 93.5 percent. Beginning July 1, 2015, DeVry has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management.  Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry.  Since the put option is out of the control of DeVry, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

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

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended September 30,
	2013	2012
Balance at Beginning of Period	$854	$8,242
Net Income Attributable to Non-controlling Interest	(45)	(167)
Accretion of Non-controlling Interest Put Option	5,081	562
Balance at End of Period	$5,890	$8,637

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the September 30, 2013 and 2012 computations of diluted earnings per share were options to purchase 2,169,000 and 2,498,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (amounts in thousands).

	Three Months Ended September 30,
	2013	2012
Weighted Average Shares Outstanding	63,061	64,245
Unvested Participating Restricted Shares	922	628
Basic Shares	63,983	64,873
Effect of Dilutive Stock Options	527	236
Diluted Shares	64,510	65,109

Treasury Stock

DeVry’s Board of Directors has authorized stock repurchase programs on eight occasions. The eighth repurchase program was approved by the DeVry Board of Directors on August 29, 2012 and commenced in November 2012. Share repurchases under this plan were suspended as of May 2013. Shares that are repurchased by DeVry are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is comprised of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive Loss balance at September 30, 2013, consists of $17.7 million of cumulative translation losses ($17.2 million attributable to DeVry Inc. and $0.5 million attributable to non-controlling interests) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc. At September 30, 2012, this balance consisted of $5.2 million of cumulative translation losses ($4.6 million attributable to DeVry Inc. and $0.6 million attributable to non-controlling interests) and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $73.0 million, and $66.7 million for the three months ended September 30, 2013 and 2012, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for the fiscal years and interim periods beginning December 15, 2013 with early adoption permitted. Management is in the process of evaluating the effects of this guidance but does not believe it will have a significant impact on DeVry’s consolidated financial statements.

Reclassifications

  The previously reported amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for Advance Tuition Payments and Deferred Tuition Revenue have been combined as Deferred and Advance Tuition to conform to the current presentation format.

NOTE 3:  ASSETS AND LIABILITIES OF BUSINESS HELD FOR SALE AND DISCONTINUED OPERATIONS

Assets and Liabilities of Business Held for Sale

During the fourth quarter of fiscal year 2013, management determined its Advanced Academics Inc. (“AAI”) subsidiary no longer coincides with DeVry’s long-term strategic plan and management is in the process of divesting AAI. As such, the assets and operations of AAI are considered “held for sale” at September 30, 2013. The assets and liabilities of AAI are separately disclosed on the Consolidated Balance Sheets as “Held for Sale”. The following is a summary of balance sheet information of “held for sale” assets and liabilities at September 30, 2013 and 2012 (dollars in thousands).

	September 30,	June 30,	September 30,
	2013	2013	2012
ASSETS:
Current Assets:
Cash and Cash Equivalents	$(84)	$568	$(6)
Accounts Receivable, Net	12,192	12,050	23,682
Deferred Income Taxes, Net	3,053	2,757	201
Prepaid Expenses and Other	736	844	4,551
Fair Market Value Reserve	(10,844)	-	-
Total Current Assets of Business Held for Sale	5,053	16,219	28,428
Land, Building and Equipment of Business Held for Sale, Net	-	-	5,879
Other Assets:
Deferred Income Taxes, Net	1,509	2,602	-
Other Assets	3,715	3,185	-
Fair Market Value Reserve	(3,715)	-	-
Total Other Assets of Business Held for Sale	1,509	5,787	-
Total Assets of Business Held for Sale	$6,562	$22,006	$34,307

LIABILITIES:
Current Liabilities:
Accounts Payable	$279	$178	$562
Accrued Salaries, Wages and Benefits	415	482	411
Accrued Expenses	4	47	34
Deferred and Advance Tuition	1,483	6	3,538
Fair Market Value Reserve	(2,181)	-	-
Total Current Liabilities of Business Held for Sale	-	713	4,545
Other Liabilities:
Deferred Rent and Other	41	112	144
Fair Market Value Reserve	(41)	-	-
Total Other Liabilities of Business Held for Sale	-	112	144
Liabilities of Business Held for Sale	$-	$825	$4,689

Discontinued Operations

The operating results of AAI are separately disclosed in the Consolidated Income Statements as “Discontinued Operations – Loss from Operations of Held for Sale Component”. The following is a summary of operating results of the discontinued operations for the periods ended September 30, 2013 and 2012 (dollars in thousands).

	For the Three Months Ended September 30,
	2013	2012
DISCONTINUED OPERATIONS:
Loss from Operations of Held for Sale Component	$(2,847)	$(3,658)
Asset Impairment Charge (Note 5)	(13,477)	-
Income Tax Benefit	996	1,484
Loss from Discontinued Operations, Net of Income Taxes	$(15,328)	$(2,174)

NOTE 4:  STOCK-BASED COMPENSATION

DeVry maintains four stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan and the Amended and Restated Incentive Plan of 2005. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry’s common stock. The Amended and Restated Incentive Plan of 2005 also permits the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994, 1999 and 2003 Stock Incentive Plans, no further stock based awards will be issued from these plans.  The 2003 Stock Incentive Plans and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board of Directors.  Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years.  The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At September 30, 2013, 6,245,754 authorized but unissued shares of common stock were reserved for issuance under DeVry’s stock incentive plans.

Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the three months ended September 30, 2013:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2013	3,327,668	$32.64
Options Granted	556,050	$28.32
Options Exercised	(58,157)	$21.79
Options Canceled and Forfeited	(30,629)	$39.98
Outstanding at September 30, 2013	3,794,932	$32.13	6.45	$16,358
Exercisable at September 30, 2013	2,352,083	$35.32	4.88	$8,143

The following is a summary of stock appreciation rights activity for the three months ended September 30, 2013:

	Stock Appreciation Rights Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value ($000)
Outstanding at July 1, 2013	117,015	$42.87
Rights Granted	1,050	$28.32
Rights Exercised	-	$-
Rights Canceled and Forfeited	-	$-
Outstanding at September 30, 2013	118,065	$42.74	6.45	$3
Exercisable at September 30, 2013	85,855	$45.25	5.45	$-

The total intrinsic value of options exercised for the three months ended September 30, 2013 and 2012 was $0.5 million, and $0.3 million, respectively.

The fair value of DeVry’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry’s stock option plans during the first three months of fiscal years 2014 and 2013 were $11.68 and $7.61, per share, respectively. The fair values of DeVry’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2013	2012
Expected life (in years)	6.58	6.63
Expected volatility	43.76%	43.67%
Risk-free interest rate	2.16%	1.03%
Dividend yield	0.90%	0.61%
Pre-vesting forfeiture rate	3.00%	3.00%

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

During the first quarter of fiscal year 2014, DeVry granted 399,860 shares of restricted stock to selected employees and non-employee directors. Of these, 73,010 are performance based shares which are earned by the recipients over a three year period based on achievement of specified academic and student outcome goals when a minimum level of DeVry return on invested capital is attained. The remaining 326,850  shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry, or upon retirement.  During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance based shares. The following is a summary of restricted stock activity for the year ended September 30, 2013:

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Nonvested at July 1, 2013	1,058,443	$27.03
Shares Granted	399,860	$28.32
Shares Vested	(269,543)	$31.07
Shares Cancelled	(23,986)	$27.89
Nonvested at September 30, 2013	1,164,774	$26.52

The following table shows total stock-based compensation expense included in the Consolidated Statements of Earnings (dollars in thousands):

	For the Three Months Ended September 30,
	2013	2012
Cost of Educational Services	$1,861	$1,829
Student Services and Administrative Expense	3,955	3,887
	5,816	5,716
Income Tax Benefit	(1,946)	(1,854)
Net Stock-Based Compensation Expense	$3,870	$3,862

As of September 30, 2013, $32.8 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.7 years. The total fair value of options vested during the quarters ended September 30, 2013 and 2012 was approximately $6.3 million and $9.2 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2013 and 2012.

DeVry has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis, assets measured at fair value on a non-recurring basis such as goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry’s financial assets as of September 30, 2013.

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

During the first quarter of fiscal year 2014, it was determined that net assets of AAI reporting unit had been impaired. This determination was made after review of the updated third party offers to purchase the assets of the business.  Assets measured at fair value in circumstances where the long-term value of a business has been impaired include the assets of AAI. To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third party offers received to acquire the assets of AAI along with estimated costs to dispose of the assets.  Based on this analysis, the fair market value less the costs to sell exceeded the carrying value by approximately $13.5 million.  As a result management recorded a pre-tax $13.5 million asset impairment charge in the first quarter of fiscal year 2014. See “Note 3: Assets and Liabilities of Business Held for Sale and Discontinued Operations” for further discussions on AAI.

The following tables present DeVry’s assets and liabilities at September 30, 2013, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$308,544	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	3,104	-	-
Favip Contingent Consideration	-	-	2,519
Total Financial Assets at Fair Value	$311,648	$-	$2,519

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

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of September 30, 2013 is estimated by discounting the future cash flows using current rates for similar arrangements. As of September 30, 2013, the carrying value and the estimated fair value of these financial instruments was approximately $44.5 million. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of liabilities measured at fair value using Level 3 inputs for the three months ended September 30, 2013 (dollars in thousands). The amount recorded as foreign currency translation gain is classified as student services and administrative expense in the Consolidated Statements of Income.

Accrued Expenses

Balance at Beginning of Period	$2,509
Total Unrealized Gains (Losses) Included in AOCI:
Foreign Currency Translation Changes	10
Balance at September 30, 2013	$2,519

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

The following table details the institutional loan balances along with the related allowances for credit losses as of September 30, 2013 and 2012 (dollars in thousands).

	As of September 30,
	2013	2012
Gross Institutional Student Loans	$64,023	$56,106
Allowance for Credit Losses	(19,476)	(18,145)
Net Institutional Student Loans	$44,547	$37,961

Of the net balances above, $20.8 million and $19.5 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at September 30, 2013 and 2012, respectively, and $23.7 million and $18.5 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at September 30, 2013 and 2012, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of September 30, 2013 and 2012. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of September 30,
	2013	2012
Institutional Student Loans:
Performing	$47,670	$42,008
Nonperforming	16,353	14,098
Total Institutional Student Loans	$64,023	$56,106

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
September 30, 2013	$4,283	$1,725	$2,068	$16,353	24,429	$39,594	$64,023
September 30, 2012	$3,876	$1,579	$1,330	$14,098	20,883	$35,223	$56,106

NOTE 7:  BUSINESS COMBINATIONS

Faculdade Diferencial Integral

On July 1, 2013, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A) (DeVry Brasil), a subsidiary of DeVry, acquired the stock of Faculdade Diferencial Integral (“Facid”), located in the state of Piaui, Brazil, for approximately  $16.1 million in cash. In addition, DeVry Brasil will be required to make additional payments of approximately $9.0 million over the next four years. Facid currently serves approximately 2,500 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid also offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program. Facid joins DeVry Brasil, which now operates six institutions at 13 campuses in northeast Brazil. With the addition of Facid, these institutions provide education programs to nearly 30,000 students.

The operations of Facid are included in DeVry’s International and Professional Education segment. The results of Facid’s operations have been included in the Consolidated Financial Statements of DeVry since the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At July 1, 2013
Current Assets	$4,699
Property and Equipment	2,037
Other Long-term Assets	167
Intangible Assets	17,723
Goodwill	8,238
Total Assets Acquired	32,864
Liabilities Assumed	16,801
Net Assets Acquired	$16,063

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facid’s strategic fit into DeVry’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $17.7 million of acquired intangible assets, $15.2 million was assigned to Accreditations and $1.9 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately 15 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At July 1, 2013
	Value Assigned	Estimated Useful Life

Clinical Agreement	$583	15 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade do Vale do Ipojuca

On September 3, 2012, DeVry Educacional do Brasil S/A (f/k/a, Fanor-Faculdades Nordeste S/A) (“DeVry Brasil”), a subsidiary of DeVry acquired the business operations of Faculdade do Vale do Ipojuca (“Favip”), which is located in the state of Pernambuco, Brazil.  Under the terms of the agreement, DeVry Brasil paid approximately $32.2 million in cash in exchange for the stock of Favip. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should Favip receive status of a university center. As of September 30, 2013, $2.5 million is accrued for this additional payment.

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

Intangible assets consist of the following (dollars in thousands):

	September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$81,619	$(76,130)	(a)
Customer Relationships	3,554	(813)	12 years
Non-compete Agreements	2,517	(1,859)	(b)
Curriculum/Software	5,648	(4,424)	5 years
Outplacement Relationships	3,900	(1,309)	15 years
Trade Names	5,838	(4,828)	(c)
Clinical Agreement	585	(10)	15 years
Total	$103,661	$(89,373)
Indefinite-lived Intangible Assets:
Trade Names	$40,894
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	45,152
Total	$284,131

(a) The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA 1), 6 years for FBV, 5 years for Favip and 4 years for AUC. All other student student relationships are fully amortized as of September 30, 2013.
(b) The total weighted average estimated amortization period for Non-compete Agreements is 1.5 years for ATC and 5 years for Falcon. All other and Non-compete agreements are fully amortized as of September 30, 2013.
(c) The total weighted average estimated amortization period for Trade Names is 2 years for ATC, 8.5 years for DeVry Brasil (Fanor, Ruy Barbosa and AREA1) and 1.5 years for Falcon. All other trade names are fully amortized at September 30, 2013.

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$82,700	$(69,975)
Customer Relationships	3,550	(458)
License and Non-compete Agreements	3,716	(2,837)
Curriculum/Software	5,689	(3,763)
Outplacement Relationships	3,900	(1,049)
Trade Names	6,078	(4,546)
Total	$105,633	$(82,628)
Indefinite-lived Intangible Assets:
Trade Names	$39,233
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditations	32,831
Total	$274,049

Amortization expense for amortized intangible assets was $1.6 million and $2.3 million for the three months ended September 30, 2013 and 2012, respectively. Estimated amortization expense for amortized intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2014	$3,347	$935	$1,882	$295	$6,459
2015	387	926	1,093	260	2,666
2016	-	892	701	260	1,853
2017	-	627	333	260	1,220
2018	-	355	210	260	825
Thereafter	-	1,140	565	1,356	3,061

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

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed during the fourth quarter of fiscal year 2013. As a result, it was determined that the goodwill and the indefinite-lived intangible asset of the Carrington Colleges Group (“Carrington”) reporting unit had been impaired. As of the fourth quarter of fiscal year 2013 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any other reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry based on events specific to DeVry’s operations. As of September 30, 2013, DeVry’s market capitalization exceeded its book value by approximately 40%, which is consistent with the premium as of June 30, 2013. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs.

The estimated fair values of DeVry’s reporting units exceeded their carrying values by at least 12% as of the end of fiscal year 2013, except that of Carrington. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by at least 100% as of the end of fiscal year 2013, except those indefinite-lived intangible assets acquired with the acquisitions of AUC and FBV and where fair values exceeded carrying values by 4% to 67%. The smaller premiums for the FBV and AUC indefinite-lived intangible assets would be expected considering the assets were  acquired within two years of the fourth quarter fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. As for Carrington, during the fourth quarter of fiscal year 2013, management recorded an impairment loss of $57.0 million for the decline in fair value of this reporting unit and its associated indefinite-lived intangible assets. Therefore, no premiums existed with respect to either the reporting unit’s carrying value or the carrying value of the indefinite-lived intangible assets as of June 30, 2013. Accordingly, this situation also requires management to remain cognizant of the fact that if Carrington’s realized and projected operating results do not meet expectations, an interim review and possible further impairment would be necessary.

To improve Carrington’s financial results, management continues to execute a turn-around plan initiated in fiscal year 2012 which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. Despite a difficult economy, evidence of a recovery in enrollments was experienced at Carrington where total student enrollment increased for four consecutive terms through September 2013. Though new student enrollment decreased in the September 2013 term as compared to the year-ago term, this was the result of the number of session starts in the current year period as compared to the year-ago period.  During the first quarter of fiscal year 2014, Carrington had only four session starts as compared to five in the  year-ago period.

  These improvements in enrollment resulted in increased revenues in the first quarter of fiscal year 2014 compared to the same period last fiscal year and, along with cost control efforts, reduced the operating losses from levels of a year ago in the quarter ended September 30, 2013. The revenue and operating results also exceeded internal plans for the first quarter. Management believes its planned business and operational strategies have reversed the negative trend in revenue and operating income declines experienced over the past several years. However, if operating improvements do not continue, all or some of the remaining goodwill could be impaired in the future.

Though certain reporting units experienced a decline in operating results in the first quarter of fiscal year 2014 compared to the year-ago quarter, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for those reporting units or their associated indefinite-lived intangible assets at September 30, 2013. In this regard, revenues, operating results and cash flows grew for all reporting units in fiscal year 2013 except at DeVry University and DeVry Brasil. The revenue and operating results of DeVry Brasil exceeded internal plans for the first quarter of fiscal 2014. Revenues grew by more than 35% from the year-ago quarter. Operating earnings declined from the year-ago quarter reflecting investments for expansion and growth.

At DeVry University, which carries a goodwill balance of $22.2 million, revenue declined by approximately18% from the year-ago quarter. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. To address this issue, DeVry University is focused on implementing management’s five-point turnaround plan which is:

•	Further improve academic quality;
•	Align the cost structure with enrollment levels;
•	Regain enrollment growth;
•	Make targeted investments with the intent to drive future growth; and
•	Manage the change while developing the team.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry has reduced costs through staffing adjustments and by lowering costs. Management has made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Management is also focused on process redesign and restructuring in areas such as student finance.

The plan to increase enrollments includes communication of DeVry University’s value proposition, which is educational quality, career prospects and high levels of student service. This communication plan includes integrated university-wide efforts at key points in the year. A September 2013 “call to action event” included the new Career Catalyst Scholarship. Under the Career Catalyst Scholarship DeVry University has committed more than $15 million over the next three years to be awarded to qualifying students who enroll in the September 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree.  Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards of progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award may increase up to $7,000. For the third year, the award can increase up to $8,000. To facilitate this new scholarship, management consolidated multiple, smaller scholarships into a larger program which was more clearly communicated to prospective students. In addition, tuition rates for fiscal year 2014 at DeVry University remain unchanged from those of fiscal year 2013. Enhanced use of technology is also expected to increase the effectiveness of the student recruiting process.

Management believes its planned business and operational strategies will reverse the negative trends over the next several years. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2013 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 100%. This excess margin has been declining in recent years. Should business conditions at DeVry University continue to deteriorate resulting in the carrying value of this reporting unit exceeding its fair value then goodwill and intangible assets could be impaired. This would require a possible write-off of up to $22.2 million.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes the goodwill balances by reporting unit as of September 30, 2013 (dollars in thousands):

As of September 30,
Reporting Unit	2013
DeVry University	$22,196
Becker Professional Review	32,936
Ross University	237,174
Chamberlain College of Nursing	4,716
Carrington Colleges Group	98,784
American University of the Caribbean	68,321
DeVry Brasil	53,528
Total	$517,655

The table below summarizes goodwill balances by reporting segment as of September 30, 2013 (dollars in thousands):

As of September 30,
2013
Reporting Segment:
Business, Technology and Management	$22,196
Medical and Healthcare	408,995
International and Professional Education	86,464
Total	$517,655

The table below summarizes the changes in the carrying amount of goodwill, by segment, for the quarter ended September 30, 2013 (dollars in thousands):

	Goodwill Changes by Segment
	Business, Technology and Management	Medical and Healthcare	International and Professional Education	Total
Balance at June 30, 2013	$22,196	$408,994	$77,747	$508,937
Acquisitions	-	-	8,238	8,238
Dispositions	-	-	-	-
Impairments	-	-	-	-
Foreign currency exchange rate changes and other	-	-	480	480
Balance at September 30, 2013	$22,196	$408,994	$86,465	$517,655

The increase in the goodwill balance from June 30, 2013 in the International and Professional Education segment is the result the addition of goodwill of $8.2 million from the acquisition of Facid and changes in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. See the discussions above for further explanation of the acquisition. Since DeVry Brasil and ATC goodwill is recorded in their respective local currencies, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible assets balances by reporting unit as of September 30, 2013 (dollars in thousands):

Reporting Unit:	Indefinite- lived Intangible Assets
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Carrington Colleges Group	67,200
American University of the Caribbean	117,100
DeVry Brasil	49,874
Total	$284,131

Total indefinite-lived intangible assets increased by $17.3 million from June 30, 2013. This increase is the result of the addition of $17.1 million of indefinite-lived intangibles associated with the acquisition of Facid and by the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9:  RESTRUCTURING CHARGES

During the first quarter of fiscal year 2014, DeVry implemented a Voluntary Separation Plan (VSP) that reduced its workforce by 66 positions across DeVry University and DeVry Inc. Home Office. This resulted in a pre-tax charge of $10.4 million in the quarter that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $1.3 million were recorded in the first quarter of fiscal year 2014. These restructuring costs were allocated to the segments as follows: $8.0 million to Business Technology and Management, $0.7 million to Medical and Healthcare, $3.0 million to DeVry home office which is classified as “Depreciation and Other” in “Note 13- Segment Information”.

During fiscal year 2013, DeVry implemented an involuntary reduction in force (RIF), a Voluntary Separation Plan (VSP), and other staff reduction actions that reduced its workforce by approximately 475 positions across all reporting units. This resulted in a pre-tax charge of approximately $10.3 million in fiscal year 2013 that represented severance pay and benefits for these employees.  Also during fiscal year 2013, DeVry made decisions to consolidate facilities at its Carrington and DeVry University educational institutions. This resulted in pre-tax charges of $6.3 million in fiscal year 2013. In addition, DeVry consolidated its administrative offices in the Chicagoland area. As a result, a DeVry owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in fiscal year 2013 for a write-down of assets to fair market value and an expected loss on this asset sale. Other restructuring charges totaling $1.7 million were also expensed in fiscal year 2013.

The following table summarizes the separation and restructuring plan activity for the three months ended September 30, 2013, for which cash payments are required (dollars in millions):

Liability balance at June 30, 2013	$13.2
Increase in liability (separation and other charges)	11.0
Reduction in liability (payments and adjustments)	(6.7)
Liability balance at September 30, 2013	$17.5

The remaining liability balances as of September 30, 2013 primarily represent costs for employees that have either not yet separated from DeVry or their full severance has not yet been paid. Of these remaining costs approximately $15.5 million is expected to be paid over the next 12 months.

NOTE 10: INCOME TAXES

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, AUC incorporated under the laws of St. Maarten, and DeVry Brasil incorporated under the laws of Brazil all benefit from local tax incentives. The Medical School and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of the Medical School, an indefinite period of exemption and, in the case of the Veterinary School, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30, 2013 and 2012, cumulative undistributed earnings attributable to international operations were approximately $542.7 million and $432.4 million, respectively.

Taxes on income from continuing operations were 17.3% of pretax income for the first quarter of fiscal year 2014, compared to 29.9% for the year-ago quarter. The lower effective tax rate for the first quarter of fiscal year 2014 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (”CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

As of September 30, 2013, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $9.2 million, and, if recognized, the total amount would impact the effective tax rate. As of September 30, 2012, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $23 million, and, if recognized, the total amount would impact the effective tax rate. We expect that our unrecognized tax benefits will increase by an insignificant amount during the next twelve months. DeVry classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued at June 30, 2013 was $1.2 million. The corresponding amount at September 30, 2013 was $1.3 million.

NOTE 11:  DEBT

DeVry had no outstanding borrowings under its credit facility at September 30, 2013 and September 30, 2012. DeVry does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Favip and Facid (see “Note 8: Business Combinations”). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements as various conditions of the purchase are met.

Revolving Credit Facility

DeVry maintains a revolving credit facility which expires on May 5, 2016. The facility provides aggregate commitments including borrowings and letters of credit up to $400 million and at the request of DeVry, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Inc. letters of credit outstanding under this agreement were $13.2 million as of September 30, 2013, and were $9.3 million as of September 30, 2012. As of September 30, 2013, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at prime rate plus 0.75% or at LIBOR plus 1.75%, at the option of DeVry. As of September 30, 2013, DeVry is charged an annual fee equal to 0.125% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of September 30, 2013. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and letters of credit. DeVry was in compliance with the debt covenants as of September 30, 2013.

The stock of most subsidiaries of DeVry is pledged as collateral for the borrowings under the revolving credit facility.

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

On July 10, 2012, DeVry filed a Motion to Dismiss the corrected Second Amended Complaint. On March 27, 2013, Judge Grady granted DeVry’s Motion to Dismiss and entered judgment in favor of DeVry and against plaintiffs. Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel. On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal; however, the appeal has been stayed pending Judge Grady’s resolution of the sanctions issue. The issue of sanctions was fully briefed by the parties as of May 17, 2013, and remains under consideration by Judge Grady.

DeVry was served on October 11, 2013, with a complaint in a qui tam action filed under the federal False Claims Act and the Minnesota False Claims Act by two former employees of a customer of DeVry’s subsidiary, Advanced Academics, Inc. (“AAI”).  The lawsuit, United States and the State of Minnesota ex rel. Jill Bachmann and Shelley Madore v. Minnesota Transitions Charter Schools, Advanced Academics, Inc., DeVry Inc., and MN Virtual High School, CA No. 12-cv-01359-DWF-JSM, was filed in the United States District Court for the District of Minnesota.  The complaint was filed on June 6, 2012 but kept under seal in order for the federal and Minnesota state governments to investigate the allegations and determine if they wished to intervene in the action and pursue the alleged claims.    Both the federal and Minnesota state governments declined to intervene, thereby giving the plaintiffs the choice to pursue the alleged claims on behalf of the state and federal governments.  The complaint was unsealed and made public on June 6, 2013.  The complaint relates to certain federal and state funding received by Minnesota Transitions Charter Schools and MN Virtual High School.  The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received certain state and federal funding, which depended on the accurate reporting of student enrollment data.  The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received more funding from the federal and state governments for special education and other services than they should have received in 2008, 2009 and 2010 as a result of allegedly non-compliant practices arising from the reporting of student enrollment data.  The complaint further alleges that all schools of defendant Minnesota Transitions Charter Schools received over $75 million in total state and federal funding during fiscal years 2008 to 2010, a portion of which related to the school for which AAI provided services; plaintiff does not quantify what portion of the $75 million was obtained as a result of the allegedly fraudulent practices.  The complaint alleges that AAI provided certain curriculum and other services to MN Virtual High School and operated the school.  The only reference to DeVry in the complaint pertains to its status as the parent corporation to AAI.

Although DeVry believes that each of the appeal of the dismissed Shareholder Case and the allegations of the above-described qui tam case is without merit, the ultimate outcome of pending litigation is difficult to predict. DeVry will vigorously defend any appellate proceedings which may proceed in the Shareholder Case as well as the allegations in the qui tam case.  At this time, DeVry does not expect that the outcome of either of these two matters or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

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

NOTE 13:  SEGMENT INFORMATION

DeVry’s principal business is providing post-secondary education. Our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013. DeVry presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean, Chamberlain College of Nursing and Carrington Colleges Group; and “International and Professional Education”, which includes the operations of DeVry Brasil and Becker Professional Education.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before non-controlling interest, income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses. Income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets. The accounting policies of the segments are the same as those described in “Note 3 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Following is a tabulation of business segment information based on the segmentation for three months ended September 30, 2013 and 2012. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended September 30,
	2013	2012
Revenues:
Business, Technology and Management	$232,309	$284,614
Medical and Healthcare	175,856	158,357
International and Professional Education	43,721	36,949
Intersegment Revenues	(973)	-
Total Consolidated Revenues	$450,913	$479,920
Operating Income:
Business, Technology and Management	$(11,061)	$25,570
Medical and Healthcare	25,516	25,182
International and Professional Education	1,080	3,349
Reconciling Items:
Amortization Expense	(1,649)	(2,278)
Depreciation and Other	(3,615)	(2,375)
Total Consolidated Operating Income	$10,271	$49,448
Interest and Other Income (Expense):
Interest Income	$583	$561
Interest Expense	(1,000)	(1,491)
Net Interest and Other Income (Expense)	(417)	(930)
Total Consolidated Income from Continuing Operations Before Income Taxes	$9,854	$48,518
Segment Assets:
Business, Technology and Management	$484,630	$503,987
Medical and Healthcare	1,087,590	1,057,856
International and Professional Education	276,391	254,993
Corporate	171,634	175,257
Assets of Business Held for Sale	6,562	28,227
Total Consolidated Assets	$2,026,807	$2,020,320
Additions to Long-lived Assets:
Business, Technology and Management	$3,950	$12,644
Medical and Healthcare	14,296	5,567
International and Professional Education	29,857	33,228
Corporate	2,075	4,928
Total Consolidated Additions to Long-lived Assets	$50,178	$56,367
Reconciliation to Consolidated Financial Statements:
Capital Expenditures	$22,180	$25,622
Increase in Capital Assets from Acquisitions	2,037	2,897
Increase in Intangible Assets and Goodwill	25,961	27,848
Total Increase in Consolidated Long-lived Assets	$50,178	$56,367
Depreciation Expense:
Business, Technology and Management	$10,835	$10,840
Medical and Healthcare	6,147	5,740
International and Professional Education	548	1,104
Corporate	2,450	2,142
Total Consolidated Depreciation	$19,980	$19,826
Intangible Asset Amortization Expense:
Medical and Healthcare	$942	$1,348
International and Professional Education	707	930
Total Consolidated Amortization	$1,649	$2,278

DeVry conducts its educational operations in the United States, the Caribbean Islands (countries of Dominica, St. Kitts, St. Maarten and Grand Bahama), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada and Europe, were less than 5% of total revenues for the three months ended September 30, 2013 and 2012. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months Ended September 30,
	2013	2012
Revenue from Unaffiliated Customers:
Domestic Operations	$350,117	$390,139
International Operations:
Dominica, St. Kitts and St. Maarten	75,507	69,817
Brazil	23,521	17,316
Other	1,768	2,648
Total International	100,796	89,781
Consolidated	$450,913	$479,920
Long-lived Assets:
Domestic Operations	$402,817	$429,901
International Operations:
Dominica, St. Kitts and St. Maarten	169,907	134,158
Brazil	43,771	41,564
Other	253	870
Total International	213,931	176,592
Long-lived Assets of Business Held for Sale	1,509	5,879
Consolidated	$618,257	$612,372

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

The following discussion of DeVry’s results of operations and financial condition should be read in conjunction with DeVry’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013. DeVry’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; valuation of long-lived assets and income taxes.

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.  Potential risks and uncertainties that could affect DeVry’s results are described throughout this Report, including those in Note 12 to the Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings”, in Part II, Item 1A. “Risk Factors”, and in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and filed with the Securities and Exchange Commission on August 29, 2013 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

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

OVERVIEW

DeVry’s financial results for the first quarter of fiscal year 2014 reflect continued revenue decline within DeVry University, which resulted in decreased earnings as compared to the prior year. This decline was partially offset by continued growth from DeVry’s healthcare, international and professional education program offerings. Management believes that it is making progress on DeVry University’s turnaround plan, including further improving academic quality, realigning DeVry’s cost structure with student enrollment levels, regaining enrollment growth, and making targeted investments to drive future growth. Operational and financial highlights for the first quarter of fiscal year 2014 include:

⋅      During the first quarter of fiscal year 2014, DeVry made solid progress in aligning its cost structure with its enrollments. Management expects it will achieve $60 million in total expense savings in fiscal year 2014, primarily at DeVry University, Carrington College and Carrington College California (collectively “Carrington”).

⋅      During the first quarter of fiscal year 2014, DeVry recorded pre-tax restructuring charges totaling $11.7 million. Of these charges, $10.4 million relates to severance and benefits for workforce reductions and $1.3 million relates to real estate consolidations. These restructuring actions were made to align cost structure with enrollments primarily at DeVry University, Carrington and the DeVry Inc. home office.

⋅      The assets of Advanced Academics Inc. (“AAI”) are classified as “held for sale” on the Consolidated Balance Sheets, and the operating results are disclosed as “discontinued operations” in the Consolidated Statements of Income. The fiscal year 2014 first quarter loss on discontinued operations includes pre-tax operating losses of $2.8 million and pre-tax asset impairment charges of $13.5 million related to the write down of net assets to their fair market value.

⋅      For the September 2013 session, new undergraduate student enrollments at DeVry University increased slightly as compared to the same period last year. DeVry University continues to invest in its programs, student services, and in improving the effectiveness of its student recruiting efforts.

⋅      Management continues to make good progress on the Carrington turn-around plan. As of September 30, 2013, total student enrollment increased 1.0% to 7,706 as compared to 7,628 total students in the prior year.

⋅      For the September 2013 session, total student enrollments at Chamberlain College of Nursing (“Chamberlain”) increased 30.2% to a record 15,690 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

⋅      During the first quarter, The Engineering Technology Accreditation Commission of ABET re-accredited DeVry University’s onsite bachelor’s degree programs in biomedical engineering technology, computer engineering technology and electronics engineering technology.

⋅      On July 1, 2013, DeVry Brasil completed the acquisition of Faculdade Differential Integral (“Facid”) which serves about 2,500 students primarily in healthcare, including a Doctor of Medicine program at two campuses located in Teresina. This acquisition continues the process of expanding DeVry Brasil’s presence in the northeast area of the country. Including this most recent acquisition, DeVry Brasil now serves nearly 30,000 students in thirteen campuses across Northeastern Brazil.

⋅      DeVry’s financial position remained strong, generating $141.2 million of operating cash flow during the first quarter of fiscal year 2014. As of September 30, 2013, cash, marketable securities and investments balances totaled $311.6 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the first quarter of fiscal year 2014, DeVry recorded restructuring expenses related to workforce reductions and real estate consolidations to align its cost structure with enrollments at DeVry University, Carrington and the DeVry Inc. home office. DeVry also recorded a gain from the sale of a former DeVry University campus in Decatur, Georgia. Additionally, DeVry recorded the operating results of its Advanced Academic Inc. reporting unit as discontinued operations. The following table illustrates the effects of the restructuring expense, discontinued operations and gain on the sale of assets on DeVry’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the restructuring charges and gain on the sale of assets. DeVry uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months ended September 30,
	2013	2012
Net (Loss) Income	$(7,132)	$31,989
(Loss) Earnings per Share (diluted)	$(0.11)	$0.49
Discontinued Operations (net of tax)	$15,328	$2,174
Earnings per Share (diluted)	$0.24	$0.03
Restructuring Expenses (net of tax)	$7,181	$-
Effect on Earnings per Share (diluted)	$0.11	$-
Gain on Sale of Assets (net of tax)	$(1,167)	$-
Effect on Earnings per Share (diluted)	$(0.02)	$-
Net Income from Continuing Operations Excluding the Restructuring
Expenses and Gain on Sale of Assets (net of tax)	$14,210	$34,163
Earnings per Share from Continuing Operations Excluding the Restructuring
Expenses and Gain on Sale of Assets (net of tax)	$0.22	$0.52

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months ended September 30,
	2013	2012
Revenues	100.0%	100.0%
Cost of Educational Services	53.6%	49.9%
Student Services and Administrative Expense	41.9%	39.8%
Gain on Sale of Assets	(0.4)%	0.0%
Restructuring Expenses	2.6%	0.0%
Total Operating Costs and Expense	97.7%	89.7%
Operating Income from Continuing Operations	2.3%	10.3%
Interest Income	0.1%	0.1%
Interest Expense	(0.2)%	(0.3)%
Net Interest (Expense) Income	(0.1)%	(0.2)%
Income from Continuing Operations Before Minority
Interest and Income Taxes	2.2%	10.1%
Income Tax Provision	(0.4)%	(3.0)%
Income from Continuing Operations	1.8%	7.1%
Loss on Discontinued Operations, Net of Tax	(3.4)%	(0.5)%
Net (Loss) Income	(1.6)%	6.6%
Net (Loss) Income Attributable to DeVry Inc.	(1.6)%	6.7%

REVENUES

Total consolidated revenues for the first quarter of fiscal year 2014 of $450.9 million decreased $29.0 million, or 6.0%, as compared to the year-ago quarter.  Revenues decreased within the Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships. This decrease was partially offset by revenue increases within the Medical and Healthcare and International and Professional Education segments as a result of growth in total student enrollments and tuition price increases.  In addition, the two most recent additions to DeVry Brasil, Faculdade do Vale do Ipojuca (Favip) which was acquired on September 3, 2012, and Facid contributed to offsetting the revenue decline during the quarter.

Management expects that total revenues will be down for fiscal year 2014 as compared to fiscal year 2013, driven by the impact from declines in new and total student enrollments within DeVry University experienced in fiscal year 2013 and which are expected to continue into fiscal year 2014. These lower revenues will be partially offset by anticipated revenue growth within DeVry’s other educational institutions.

Business, Technology and Management

Business, Technology and Management segment revenues decreased 18.4% to $232.3 million as compared to the year-ago period as a result of a decline in student enrollments and increased scholarships. This trend is expected to continue into fiscal year 2014 which will result in lower revenues for the year. In addition, an increase in scholarships also contributed to the decline in revenues as compared to the prior year period. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:
⋅    Decreased by 24.7% from July 2012 (7,532 students) to July 2013 (5,674 students); and

⋅    Increased by 0.1% from September 2012 (6,580 students) to September 2013 (6,589 students).

Undergraduate total student enrollment by term:
•    Decreased by 16.1% from July 2012 (50,503 students) to July 2013 (42,374 students); and

•    Decreased by 16.3% from September 2012 (56,086 students) to September 2013 (46,966 students).

Graduate coursetaker enrollment, principally the Keller Graduate School of Management:
The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•    Decreased by 18.0% from the July 2012 session (19,635 coursetakers) to the July 2013 session (16,107 coursetakers); and

•    Decreased by 18.8% from the September 2012 session (22,072 coursetakers) to the September 2013 session (17,925 coursetakers).

Tuition rates:
•    Effective July 2013, DeVry University froze both undergraduate and graduate tuition rates for the school year which ends in June 2014. Management believes this will increase interest from potential students and positively impact persistence among its current students.

•    DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to six credit hours per session.  Tuition is $365 per credit hour for each credit hour in excess of six credit hours.  These amounts do not include the cost of books, supplies, transportation and living expenses.

•    Keller Graduate School of Management program tuition per course is $2,298.

Management believes the decreases in enrollments were due to lower demand from DeVry University’s target student segment driven by the prolonged low level of economic growth, persistent higher levels of unemployment, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. In addition, management believes heightened competition from both public-sector and private-sector education providers contributed to the decreases in DeVry University undergraduate and graduate enrollments. To improve performance at DeVry University, management is focused on implementing a turnaround plan which includes these points:

•      Further improve academic quality;
•      Align the cost structure with enrollment levels;
•      Regain enrollment growth;
•      Make targeted investments with the intent to drive future growth; and
•      Manage the change, while developing the team.

In aligning the cost structure, management is focused on increasing efficiencies.  Over the past year DeVry has reduced costs through staffing adjustments.  Management has made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction.  Management is also focused on process redesign and restructuring in areas such as student finance.

The plan to stabilize enrollments includes communication of DeVry University’s value proposition, which is educational quality, career prospects and high levels of student service. This communication plan includes integrated university-wide efforts at key points in the year. A September 2013 “call to action event” included the new Career Catalyst Scholarship. Under the Career Catalyst Scholarship, DeVry University has committed more than $15 million over the next three years to be awarded to qualifying students who enrolled in the September 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree.  Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards in progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award can increase up to $7,000. For the third year, the award can increase up to $8,000.

DeVry is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students along with better educating prospective students on the value of a college degree. Tuition rates for fiscal year 2014 at DeVry University remain unchanged from those of fiscal year 2013. Enhanced use of technology is also expected to increase the effectiveness of the student recruiting process.

Medical and Healthcare

Medical and Healthcare segment revenues increased 11.1% to $175.9 million in the first quarter of fiscal year 2014.  Higher total student enrollments at all the institutions that comprise this segment (Chamberlain College of Nursing (“Chamberlain”), DeVry Medical International (which is composed of Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine (“AUC”)) and Carrington College and Carrington College California (“Carrington”)) were the key drivers of the segment revenue growth.  Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below. See discussion following the enrollment information for explanation of the trends.

DeVry Medical International new student enrollment by term:
•   Decreased by 19.4% from May 2012 (643 students) to May 2013 (518 students); and

•   Increased by 5.7% from September 2012 (925 students) to September 2013 (978 students).

DeVry Medical International total student enrollment by term:
•   Decreased by 2.5% from May 2012 (5,944 students) to May 2013 (5,800 students); and

•   Increased by 4.0% from September 2012 (6,209 students) to September 2013 (6,458 students).

Chamberlain College of Nursing new student enrollment by term:
•    Decreased by 34.9% from July 2012 (1,974 students) to July 2013 (1,285 students); and

•    Increased by 110.5% from September 2012 (1,606 students) to September 2013 (3,380 students).

Chamberlain College of Nursing total student enrollment by term:
•    Increased by 16.5% from July 2012 (10,852 students) to July 2013 (12,648 students); and

•    Increased by 30.2% from September 2012 (12,050 students) to September 2013 (15,690 students).

Carrington new student enrollment by term:
•    Decreased by 1.5% from June 2012 (1,632 students) to June 2013 (1,607 students); and

•    Decreased by 19.5% from September 2012 (3,396 students) to September 2013 (2,733 students).

Carrington total student enrollment by term:
•    Increased by 9.6% from June 2012 (6,486 students) to June 2013 (7,111 students); and

•    Increased by 1.0% from September 2012 (7,628 students) to September 2013 (7,706 students).

Tuition rates:

•
Effective September 2013, tuition and fees for the basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine are $18,825 and $17,725, respectively, per semester. Tuition and fees for the clinical portion of the programs are $20,775 per semester for the medical school, and $22,250 per semester for the veterinary school. These tuition rates represent an increase from September 2012 rates of 6.5% for the medical school and 5.5% for the veterinary school. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•
Effective September 2013, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program are $18,975 and $21,250, respectively, per semester. These tuition rates represent an increase from the September 2012 rates of approximately 5.9%.

•
Effective July 2013, tuition is $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (BSN) (onsite), Associate Degree in Nursing (ADN) and Licensed Practical Nurse to Registered Nurse (LPN-to-RN) programs. This rate is unchanged as compared to the prior year. Tuition is $200 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•
Effective July 2013, tuition is $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (RN-to-BSN) online degree program. This tuition rate is unchanged from the July 2012 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (MSN) program is $650 per credit hour, which is unchanged from the prior year.

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

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Also, there currently exists a supply and demand imbalance in medical education. Over the past few sessions, DeVry Medical International new student enrollments were negatively impacted by a transition of key roles within marketing and enrollment management. Management believes that the historical enrollment increases at DeVry Medical International have resulted from the reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, and steps taken to meet student demand such as adding faculty and classrooms which reduced capacity constraints that existed in the prior fiscal year. Management expects positive enrollment trends to continue in the low single digits; however, heightened competition may adversely affect DeVry Medical International’s ability to continue to attract qualified students to its programs.

Continued demand for nurses positively influenced career decisions of new students towards this field of study.  The historical trend of increases in new student enrollments is attributable to increased conversion rates for its RN-to-BSN online completion program, the addition of a several new campus locations, capacity expansion and organic growth at existing locations and the introduction of new graduate degree programs. New student enrollment at Chamberlain for the July 2013 term as compared to the July 2012 term was impacted by the realignment of the academic calendar, with September, January and May intakes. As a result there were no onsite enrollments for the July term. These enrollments were shifted to the September 2013 term which partially accounts for the 110 percent increase in new student enrollments from September 2012.

Management believes the declines in total student enrollments experienced at Carrington in previous fiscal years were the result of heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make targeted investments in enhancing its students’ academic experience. These initiatives contributed to the 33.0%, 12.7% and 17.5% growth in new student enrollments in the September 2012, December 2012 and March 2013 terms, respectively, as well as an increase in total student enrollment for four consecutive terms through September 2013. The decrease in new student enrollments in the June 2013 term was the result of the decision to narrow Carrington’s program focus and suspend recruiting for certain non-core programs. The decrease in new student enrollments in the September 2013 term was the result of the number of session starts in the current year period as compared to the year-ago period. During the first quarter of fiscal year 2014, Carrington had four session starts as compared to five in the year-ago period.

International and Professional Education

International and Professional Education segment revenues rose 18.3% to $43.7 million in the first quarter of fiscal year 2014 as compared to the prior year.  DeVry Brasil was the primary driver of revenue growth in this segment primarily due to the recent acquisitions of Favip, which was acquired on September 3, 2012 and Facid, which was acquired on July 1, 2013. Becker Professional Education revenues increased driven primarily by the contribution of Becker physician review operations. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:
•    Decreased by 9.4% from September 2012 (4,179 students) to September 2013 (3,785 students).  The acquisition of Facid accounted for 309 new students. Excluding the impact of the Facid acquisition, new student enrollments decreased by 16.8%.

DeVry Brasil total student enrollment by term:
•    Increased by 11.4% from September 2012 (26,343 students) to September 2013 (29,340 students).  The acquisition of Facid accounted for 2,582 new students. Excluding the impact of the Facid acquisition, new student enrollments increased by 1.6%.

A large percentage of DeVry Brasil’s program offerings are subject to limitations by the Brazilian Ministry of Education as to the number of students who can be enrolled in the programs. The new student enrollment decline experienced in the September 2013 term was primarily the result of a temporary admissions restriction for three programs at one of its institutions, Area 1. Management has applied for approval to have these enrollment limitations removed and expects this to occur prior to the next semester start in March 2014.

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

DeVry’s Cost of Educational Services increased 1.0% to $241.7 million during the first quarter of fiscal year 2014 as compared to the year-ago quarter.  Lower Costs of Educational Services within DeVry University and Carrington as a result of savings from cost reduction measures were offset by the increase in costs necessary to support the operations of the growth institutions. This increase includes costs that were incurred to support a higher number of total student enrollments for Chamberlain as compared to the prior year and the need to support continued growth at DeVry Medical International and DeVry Brasil. The costs at DeVry Brasil include the full quarter’s effect of expense from the acquisition of Favip, which was acquired on August 29, 2012, compared to one month of expense in fiscal year 2013, along with the expenses of Facid, which was acquired on July 1, 2013.

As a percentage of revenue, Cost of Educational Services increased to 53.6% in the first quarter of fiscal year 2014 from 49.9% during the prior year period.  The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense declined 1.0% to $189.2 million during the first quarter of fiscal year 2014 as compared to the year-ago quarter.  The decrease in expenses reflects savings from cost reduction measures (workforce reductions and reduced project spending). These reductions more than offset the expense growth from the most recent acquisitions of Favip and Facid and the increase in costs necessary to support the operations of the growth institutions (DeVry Medical International, Chamberlain College of Nursing, DeVry Brasil, and Becker Professional Education). Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased by $0.6 million during the first quarter of fiscal year 2014 as compared to the year-ago period.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 41.9% in the first quarter of fiscal year 2013 from 39.8% during the year-ago quarter.  The increase was the result of decreased operating leverage from declining revenues primarily at DeVry University.

Gain on the Sale of Assets

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago.  The net proceeds on this sale were approximately $6.7 million which resulted in the recording of a pre-tax gain of $1.9 million in the quarter.

Restructuring Expenses

During the first quarter of fiscal year 2014, DeVry implemented a Voluntary Separation Plan (VSP) that reduced its workforce by 66 positions across DeVry University and DeVry Inc. Home Office. This resulted in a pre-tax charge of $10.4 million in the quarter that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $1.3 million were recorded in the first quarter of fiscal year 2014. These restructuring costs were allocated to the segments as follows: $8.0 million to Business Technology and Management, $0.7 million to Medical and Healthcare, $3.0 million to DeVry home office which is classified as “Depreciation and Other” in “Note 13- Segment Information” to the consolidated financial statements of this Form 10-Q.

Cash payments for these charges were approximately $0.6 million for the quarter ended September 30, 2013. The remaining accrual for these charges is $10.4 as of September 30, 2013.  The balance is expected to be paid by the end of fiscal year 2015.

OPERATING INCOME

Total consolidated operating income from continuing operations for the first quarter of fiscal year 2014 of $10.3 million decreased 79.2% as compared to the prior year quarter.  The operating income decline was experienced at the Business, Technology and Management and the International and Professional Education segments. The largest driver of the decline in operating income during fiscal year 2014 was the revenue decline at DeVry University and the restructuring expenses.  This decline more than offset the increases in revenue and operating income resulting from recent acquisitions and growth in other institutions. The revenue decline was partially offset by the decrease in expenses from cost reduction measures, as discussed above. Operating income also declined at DeVry Brasil primarily driven by investments for expansion and growth.

Business, Technology and Management

The Business, Technology and Management segment generated an operating loss in the first quarter of fiscal year 2014 of $11.1 million compared to operating income of $25.6 million during the first quarter of fiscal year 2013.  The decrease in operating income was the result of lower revenue and decreased operating leverage and a restructuring charge of $8.0 million (as discussed earlier).  Total segment expenses for the first quarter of fiscal year 2014, excluding the restructuring charges and gain on the sale of assets decreased 8.4% as compared to the year-ago quarter, as a result of savings from cost reduction measures, as discussed above. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs. Consolidations of DeVry University locations and further cost control measures will be necessary in fiscal year 2014 and beyond should enrollments continue to decline.

Medical and Healthcare

Medical and Healthcare segment operating income increased 1.3% to $25.5 million during the first quarter of fiscal year 2014 as compared to the year-ago quarter.  The increase in operating income was primarily the result of a decreased operating loss at Carrington which was partially offset by investments to drive future enrollment growth. The operating loss improvement at Carrington was a result of higher total student enrollments as compared to the year-ago quarter, and cost reduction measures, as discussed above.

International and Professional Education

For the first quarter of fiscal year 2014, the International and Professional Education segment recorded operating income of $1.1 million as compared to operating income of $3.3 million in the year-ago quarter.  The decreased operating results were primarily driven by investments for expansion and growth.

NET INTEREST (EXPENSE) INCOME

Interest income for the first quarter of fiscal year 2014 of $0.6 million was consistent with the year-ago quarter.

Interest expense decreased by $0.5 million to $1.0 million during the first quarter of fiscal year 2014 as compared to the year-ago quarter.  The decrease in interest expense was attributable to lower interest rates at DeVry Brasil where interest is accrued on earn-outs and installment payments related to recent acquisitions, as discussed above.

INCOME TAXES

Taxes on income from continuing operations were 17.3% of pretax income for the first quarter of fiscal year 2014, compared to 29.9% for the year-ago quarter.  The lower effective tax rate in the first quarter of fiscal year 2014 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (”CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

DeVry’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry’s subsidiaries, Ross University School of Medicine (the Medical School) incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (the Veterinary School) incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, AUC incorporated under the laws of St. Maarten, and DeVry Brasil incorporated under the laws of Brazil all benefit from local tax incentives. The Medical School and Veterinary Schools have agreements with the respective governments that exempt them from local income taxation.  Both of these agreements have been extended to provide, in the case of the Medical School, an indefinite period of exemption and, in the case of the Veterinary School, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In the fourth quarter of fiscal year 2013, management determined that the operations of Advanced Academics, Inc. (“AAI”) no longer aligned with the strategic direction of DeVry. At that time, management committed to divest the AAI business.   As a result, it was determined that the net assets of AAI would be classified as “held for sale” in the Consolidated Balance Sheets and the results of operations of AAI would be classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations retroactive to full fiscal year 2013.

  The reported loss on discontinued operations in the first quarter of fiscal year 2014 is comprised of $2.8 million in operating losses and a pre-tax impairment charge of $13.5 million for a fair market write-down of AAI’s net assets. As a result of its review of the preliminary purchase offers for the assets of the business, management determined that the market value of this business had been significantly diminished.

See “Note 3 – Assets and Liabilities of Business Held for Sale and Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. Private loans as a percentage of DeVry’s total revenue are relatively small. DeVry continues to pursue available financing options for its students, including DeVry’s institutional loan programs.

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

At September 30, 2013, total accounts receivable, net of related reserves, was $183.5 million compared to $167.0 million at September 30, 2012. The increase in net accounts receivable is due to the impact of revenue growth across the institutions in the Medical and Healthcare segment and at DeVry Brasil as compared to the year-ago period.

Financial Aid

Like other higher education institutions, DeVry is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry’s financial condition and cash flows could be materially and adversely affected.  Please see Item 1A Risk Factors in the Annual Report on Form 10-K, for a discussion of student financial aid related risks. In addition, please see Item 1A Risk Factors in this Quarterly Report on Form 10-Q for a discussion of the U.S. Department of Education negotiated rule making committee process on Gainful Employment.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in both the United States, Brazil and Canada. Like any other educational institution, DeVry’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities.  Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against DeVry.  A comprehensive program review of DeVry University’s administration of the Title IV programs, initiated in May 2011, was completed in September 2013, with no material adverse findings.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC, Chamberlain, Carrington College and Carrington College California. Under this regulation, an institution that derives more than 90% of its revenues from Title IV student financial assistance programs in any year may not participate in these programs for the following year.

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

Under the terms of DeVry’s participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2013, cash in the amount of $7.3 million was held in restricted bank accounts, compared to $4.5 million at September 30, 2012.

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

Cash from Operations

Cash generated from continuing operations in first quarter of fiscal year 2014 was $142.5 million, compared to $165.2 million in the year-ago period.  This decrease in operating cash flows from continuing operations was primarily the result of a $25.8 million decrease from the prior year in net income from continuing operations. Also contributing to the decrease in cash generated from continuing operations were changes in prepaid expenses, accounts payable and accrued expenses that were $6.1 million less than the year-ago changes. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry’s payroll and bill payment cycles. Partially offsetting the decreases in operating cash flows were changes in net accounts receivable, deferred tuition revenue, advanced tuition payments and restricted cash of $17.5 million as compared to the prior year. The receivables balance increased due to the impact of revenue growth in the Medical and Healthcare segment and at DeVry Brasil as compared to the year-ago period.

Cash Used in Investing Activities

Capital expenditures for continuing operations in the first quarter of year 2014 were $22.2 million compared to $25.6 million in the year-ago quarter.  The decrease in capital spending was driven by a focus on prudent capital deployment.  DeVry continues to invest capital in facility expansion at the Ross University School of Medicine and the Ross University School of Veterinary Medicine and AUC; spending for the new Chamberlain campuses and expanding existing facilities; and facility improvements at DeVry University and DeVry Brasil.

  Capital spending for the remainder of fiscal year 2014 will support continued investment in academic quality at Ross University School of Medicine, Ross University School of Veterinary Medicine and AUC; facility improvements and new locations for Chamberlain and DeVry Brasil.  Management anticipates full year fiscal 2014 capital spending to be in the $115 to $125 million range.

On July 1, 2013, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A) (DeVry Brasil), a subsidiary of DeVry, acquired the stock of Faculdade Diferencial Integral (“Facid”).  Under the terms of the agreement, DeVry Brasil paid approximately $16.1 million in cash in exchange for the stock of Facid. In addition, DeVry Brasil is required to make additional payments of approximately $9.0 million over the next four years. Facid currently serves approximately 2,500 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid joins DeVry Brasil, which now operates six institutions at 13 campuses in northeast Brazil. With the addition of Facid, these institutions provide education programs to nearly 30,000 students. Along with its M.D. program, Facid offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program.

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago.  The net proceeds on this sale were approximately $6.7 million which resulted in the recording of a pre-tax gain of $1.9 million in the quarter.

  Cash Used in Financing Activities

DeVry’s consolidated cash balances of $311.8 million at September 30, 2013, included approximately $169.3 million of cash attributable to DeVry’s international operations.  It is DeVry’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States.  Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry’s overall liquidity.

Historically, DeVry has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments.  In addition, DeVry maintains a $400 million revolving line of credit which can be expanded with bank approval to $550 million at the option of DeVry.  For the first quarter of fiscal year 2014, cash flows from domestic operating activities were approximately $95 million which when added to DeVry’s beginning of the year domestic cash balances, was sufficient to fund $9.5 million of domestic capital investment in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and revolving credit facility will be sufficient to fund both DeVry’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Agreement

DeVry maintains a revolving credit facility which expires on May 5, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry, can be increased to $550 million. Borrowings under this agreement will bear interest at prime rate or at LIBOR, at the option of DeVry, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry’s achievement of certain financial ratios. DeVry’s letters of credit outstanding under the revolving credit facility were approximately $13.2 million as of September 30, 2013.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreements. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry was in compliance with all debt covenants as of September 30, 2013.

Other Contractual Arrangements

DeVry’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV, Favip and Facid (see “Note 7: Business Combinations” of the notes to the consolidated financial statements). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements as various conditions of the purchase are met.

DeVry is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry has not extended any loans to any officer, director or other affiliated person. DeVry has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first quarter of fiscal year 2014. DeVry had no open derivative positions at September 30, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for the fiscal years and interim periods beginning December 15, 2013 with early adoption permitted. Management is in the process of evaluating the effects of this guidance but does not believe it will have a significant impact on DeVry’s consolidated financial statements.

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

The financial position and results of operations of DeVry’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 8.7% of DeVry’s overall assets, and its Brazilian liabilities constitute approximately 7.0% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry’s results of operations; however, the volatility of the Brazilian Real over the past 12 months resulted in a $12 million charge to Accumulated Other Comprehensive Income over that time period and a charge of $0.7 million for the first quarter of fiscal year 2014. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $2.5 million.

The interest rate on DeVry’s revolving credit facility is based upon prime rate or LIBOR for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At September 30, 2013, DeVry had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2014 that materially affected, or are reasonably likely to materially affect, DeVry’s internal control over financial reporting.

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

On July 10, 2012, DeVry filed a Motion to Dismiss the corrected Second Amended Complaint. On March 27, 2013, Judge Grady granted DeVry’s Motion to Dismiss and entered judgment in favor of DeVry and against plaintiffs. Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel. On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal; however, the appeal has been stayed pending Judge Grady’s resolution of the sanctions issue. The issue of sanctions was fully briefed by the parties as of May 17, 2013, and remains under consideration by Judge Grady.

DeVry was served on October 11, 2013, with a complaint in a qui tam action filed under the federal False Claims Act and the Minnesota False Claims Act by two former employees of a customer of DeVry’s subsidiary, Advanced Academics, Inc. (“AAI”). The lawsuit, United States and the State of Minnesota ex rel. Jill Bachmann and Shelley Madore v. Minnesota Transitions Charter Schools, Advanced Academics, Inc., DeVry Inc., and MN Virtual High School, CA No. 12-cv-01359-DWF-JSM, was filed in the United States District Court for the District of Minnesota. The complaint was filed on June 6, 2012 but kept under seal in order for the federal and Minnesota state governments to investigate the allegations and determine if they wished to intervene in the action and pursue the alleged claims.   Both the federal and Minnesota state governments declined to intervene, thereby giving the plaintiffs the choice to pursue the alleged claims on behalf of the state and federal governments. The complaint was unsealed and made public on June 6, 2013. The complaint relates to certain federal and state funding received by Minnesota Transitions Charter Schools and MN Virtual High School. The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received certain state and federal funding, which depended on the accurate reporting of student enrollment data. The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received more funding from the federal and state governments for special education and other services than they should have received in 2008, 2009 and 2010 as a result of allegedly non-compliant practices arising from the reporting of student enrollment data. The complaint further alleges that all schools of defendant Minnesota Transitions Charter Schools received over $75 million in total state and federal funding during fiscal years 2008 to 2010, a portion of which related to the school for which AAI provided services; plaintiff does not quantify what portion of the $75 million was obtained as a result of the allegedly fraudulent practices. The complaint alleges that AAI provided certain curriculum and other services to MN Virtual High School and operated the school. The only reference to DeVry in the complaint pertains to its status as the parent corporation to AAI.

Although DeVry believes that each of the appeal of the dismissed Shareholder Case and the allegations of the above-described qui tam case is without merit, the ultimate outcome of pending litigation is difficult to predict. DeVry will vigorously defend any appellate proceedings which may proceed in the Shareholder Case as well as the allegations in the qui tam case. At this time, DeVry does not expect that the outcome of either of these two matters or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factor described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect DeVry’s business, financial condition or future results, should be carefully considered. Such risks are not the only risks facing DeVry. Additional risks and uncertainties not currently known to DeVry or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

DeVry’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At September 30, 2013, intangible assets from business combinations totaled $298.4 million, and goodwill totaled $517.7 million. Together, these assets equaled approximately 40% of total assets as of such date. If DeVry’s or any of its subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $298.4 million of intangible assets and up to $517.7 million of goodwill.

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

If DeVry is found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies could take action including:

⋅     Imposing monetary fines or penalties;
⋅     Requiring a posting of a letter of credit or bond
⋅     Restricting DeVry’s ability to offer new programs of study or imposition of enrollment caps;
⋅     Limiting or terminating DeVry’s operations or ability to grant degrees;
⋅     Restricting or revoking accreditation, licensure or other approval to operate;
⋅     Limiting, suspending, or terminating eligibility to participate in Title IV programs or state financial aid programs; and
⋅     Subjecting DeVry to other civil or criminal penalties, including those associated with filing a false claim, which may include requirements to repay one or more years receipt of Title IV aid and treble damages.

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

In the fall of 2009, the ED initiated the process of negotiated rulemaking with respect to Program Integrity Issues to consider changes to certain provisions of the regulations governing the Title IV Programs.  The resulting program integrity rules promulgated in October 2010 and June 2011 address fourteen topics including Gainful Employment.

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

An academic program is considered to lead to gainful employment if it meets at least one of the following three metrics:
⋅     at least 35% of former students are repaying their loans;
⋅     the estimated annual loan payment of a typical graduate does not exceed 30% of his or her discretionary income; or
⋅     the estimated annual loan payment of a typical graduate does not exceed 12% of his or her total earnings.

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

On June 30, 2012, the U.S. District Court for the District of Columbia, in the case captioned Association of Private Sector Colleges and Universities (APSCU) v. Duncan, issued a decision that vacated most of the gainful employment regulations that the ED published on October 29, 2010 and June 13, 2011 and remanded those regulations to the ED for further action. The Court left in place the gainful employment disclosure provisions that require institutions to disclose certain information on their web pages for each gainful employment program, including on time completion rates and information about tuition and costs. On June 12, 2013, the ED announced its intention to establish a negotiated rulemaking committee to negotiate the rules vacated by the Court. The negotiated rulemaking panel held its first meeting September 9-11, 2013. The second and final meeting is scheduled for November 18-20, 2013. During the second meeting, the panel will be asked to vote on final proposed rules. If the panel agrees without dissent, the ED must issue that rule as a proposed rule subject to public comment. If the panel fails to agree on a proposed rule, the ED is free to issue a proposed rule free of any of the recommendations agreed to within that rulemaking.  Any new rule must be published for comment and a final rule issued by October 31 of any year to be effective for the subsequent July 1. The eligibility to participate in Title IV for students enrolled in specific DeVry programs could be adversely impacted by changes to the vacated metrics or the implementation of new measures.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs (1)
July 2013	-	$-	-	$-
August 2013	-	$-	-	$-
September 2013	-	$-	-	$-
Total	-	$-	-	$79,723,028

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry common stock through December 31, 2014.  The total remaining authorization under this share repurchase program was $79,723,028 million as of September 30, 2013. DeVry suspended repurchases under this plan in May 2013.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs
July 2013	-	$-	NA	NA
August 2013	92,776	$29.55	NA	NA
September 2013	-	$-	NA	NA
Total	92,776	$29.55	NA	NA

(2) Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry’s stock incentive plans.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6 — EXHIBITS

Exhibit 3.1	Amended and Restated By-laws of DeVry Inc., as amended as of August 21, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 21, 2013)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

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

DeVry Inc.

Date: November 5, 2013	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2013	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

