Form 10-Q
period 2013-12-31
DEVRY EDUCATION GROUP INC.
filed 2014-02-04
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 1-13988

DeVry Education Group Inc.
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  January 29, 2014 — 63,349,000 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

DEVRY EDUCATION GROUP INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,	December 31,
	2013	2013	2012

	(Dollars in thousands)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$262,034	$196,576	$216,567
Marketable Securities and Investments	3,263	2,975	2,752
Restricted Cash	11,873	7,019	3,894
Accounts Receivable, Net	117,812	139,778	118,322
Deferred Income Taxes, Net	31,169	29,758	25,008
Refundable Income Taxes	6,969	154	23,827
Prepaid Expenses and Other	42,625	49,685	31,695
Current Assets of Divested Business	-	16,219	28,706
Total Current Assets	475,745	442,164	450,771
Land, Building and Equipment:
Land	66,539	71,122	65,963
Building	429,463	424,902	388,010
Equipment	472,944	475,656	459,711
Construction in Progress	44,115	33,724	48,143
	1,013,061	1,005,404	961,827
Accumulated Depreciation	(455,018)	(433,747)	(407,991)
Land, Building and Equipment of Divested Business, Net	-	-	5,521
Land, Building and Equipment, Net	558,043	571,657	559,357
Other Assets:
Intangible Assets, Net	293,720	281,998	294,177
Goodwill	514,757	508,937	566,199
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	33,398	33,025	30,112
Other Assets of Divested Business	-	5,787	718
Total Other Assets	855,325	843,197	904,656
TOTAL ASSETS	$1,889,113	$1,857,018	$1,914,784

LIABILITIES:
Current Liabilities:
Accounts Payable	$62,721	$55,131	$60,383
Accrued Salaries, Wages and Benefits	77,447	88,444	63,607
Accrued Expenses	69,259	74,451	71,432
Deferred and Advance Tuition	97,725	97,478	140,576
Current Liabilities of Divested Business	-	713	1,530
Total Current Liabilities	307,152	316,217	337,528
Other Liabilities:
Deferred Income Taxes, Net	59,941	60,103	64,444
Deferred Rent and Other	91,054	82,576	107,553
Total Other Liabilities	150,995	142,679	171,997
Other Liabilities of Divested Business	-	112	-
TOTAL LIABILITIES	458,147	459,008	509,525
COMMITMENTS AND CONTINGENCIES (NOTE 12)
NON-CONTROLLING INTEREST	5,975	854	8,901
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 63,332,000, 62,946,000 and 63,287,000 Shares Issued and Outstanding at December 31, 2013, June 30, 2013 and December 31, 2012, Respectively	752	745	744
Additional Paid-in Capital	304,807	291,269	280,901
Retained Earnings	1,599,985	1,575,009	1,560,130
Accumulated Other Comprehensive Loss	(25,573)	(17,101)	(6,696)
Treasury Stock, at Cost (11,661,000, 11,581,000 and 11,079,000 Shares, Respectively)	(454,980)	(452,766)	(438,721)
TOTAL SHAREHOLDERS' EQUITY	1,424,991	1,397,156	1,396,358
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,889,113	$1,857,018	$1,914,784

The accompanying notes are an integral part of these consolidated financial statements.

 DEVRY EDUCATION GROUP INC.
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in Thousands Except Per Share Amounts)
(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
REVENUES:
Tuition	$457,888	$471,881	$877,205	$920,566
Other Educational	33,381	28,785	64,976	60,020
Total Revenues	491,269	500,666	942,181	980,586
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	242,997	240,244	484,732	479,697
Student Services and Administrative Expense	185,046	183,743	374,205	374,762
Gain on Sale of Assets	-	-	(1,918)	-
Restructuring Expenses	4,664	9,484	16,329	9,484
Total Operating Costs and Expenses	432,707	433,471	873,348	863,943
Operating Income	58,562	67,195	68,833	116,643
INTEREST (EXPENSE) INCOME:
Interest Income	310	230	893	791
Interest Expense	(1,052)	(759)	(2,052)	(2,250)
Net Interest (Expense) Income	(742)	(529)	(1,159)	(1,459)
Income from Continuing Operations Before Income Taxes	57,820	66,666	67,674	115,184
Income Tax Provision	(8,492)	(14,604)	(10,195)	(29,126)
Income from Continuing Operations	49,328	52,062	57,479	86,058
DISCONTINUED OPERATIONS (NOTE 3):
Loss from Operations of Divested Component	(1,387)	(1,290)	(17,711)	(4,948)
Income Tax Benefit	467	452	1,463	1,936
Loss on Discontinued Operations	(920)	(838)	(16,248)	(3,012)

NET INCOME	48,408	51,224	41,231	83,046
Net Income Attributable to Non-controlling Interest	(253)	(938)	(208)	(771)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP INC.	$48,155	$50,286	$41,023	$82,275

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP INC.:
Income from Continuing Operations, Net of Income Taxes	49,075	51,124	57,271	85,287
Loss from Discontinued Operations, Net of Income Taxes	(920)	(838)	(16,248)	(3,012)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP INC.	$48,155	$50,286	$41,023	$82,275

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP INC. SHAREHOLDERS
Basic:
Continuing Operations	$0.76	$0.79	$0.89	$1.32
Discontinued Operations	(0.01)	(0.01)	(0.25)	(0.05)
	$0.75	$0.78	$0.64	$1.27
Diluted:
Continuing Operations	$0.75	$0.79	$0.88	$1.32
Discontinued Operations	(0.01)	(0.01)	(0.25)	(0.05)
	$0.74	$0.78	$0.63	$1.27

Cash Dividends Declared per Common Share	$0.17	$0.17	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands)
(Unaudited)

	For the Three Months		For the Six Months Ended
	Ended December 31,		December 31,
	2013	2012	2013	2012

NET INCOME	$48,408	$51,224	$41,231	$83,046
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Loss	(8,030)	(1,279)	(8,654)	(869)
Change in Fair Value of Available -For- Sale Securities	62	(5)	182	62
COMPREHENSIVE INCOME	40,440	49,940	32,759	82,239
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NON-CONTROLLING INTEREST	60	(717)	153	(638)
COMPREHENSIVE INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP INC.	$40,500	$49,223	$32,912	$81,601

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months Ended December 31,
	2013	2012
	(Dollars in thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$41,231	$83,046
Loss from Discontinued Operations	16,248	3,012
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	9,860	8,370
Depreciation	40,719	40,842
Amortization	3,590	5,019
Provision for Refunds and Uncollectible Accounts	37,274	40,777
Deferred Income Taxes	1,699	2,075
Loss on Disposal of Land, Building and Equipment	1,333	2,237
Unrealized Loss on Assets Held for Sale	244	6,250
Realized Gain on Sale of Assets	(1,918)	-
Changes in Assets and Liabilities, Net of Effects from Acquisition of Businesses:
Restricted Cash	(4,854)	(1,396)
Accounts Receivable	(17,170)	(62,674)
Prepaid Expenses and Other	1,338	29,040
Accounts Payable	7,592	(1,449)
Accrued Salaries, Wages, Benefits and Expenses	(23,279)	(11,590)
Deferred and Advance Tuition	(589)	42,332
Net Cash Provided by Operating Activities-Continuing Operations	113,318	185,891
Net Cash Used by Operating Activities- Discontinued Operations	(197)	(5,686)
NET CASH PROVIDED BY OPERATING ACTIVITIES	113,121	180,205
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(33,426)	(47,213)
Payment for Purchase of Businesses, Net of Cash Acquired	(12,343)	(31,386)
Marketable Securities Purchased	(106)	(82)
Cash Received on Sale of Assets	8,662	-
Net Cash Used in Investing Activities-Continuing Operations	(37,213)	(78,681)
Net Cash Used in Investing Activities- Discontinued Operations	-	(972)
NET CASH USED IN INVESTING ACTIVITIES	(37,213)	(79,653)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	3,576	1,139
Proceeds from Stock Issued Under Employee Stock Purchase Plan	708	756
Repurchase of Common Stock for Treasury	-	(38,567)
Cash Dividends Paid	(10,941)	(20,707)
Excess Tax Benefit from Stock-Based Payments	-	58
Payments of Seller Financed Debt	(2,138)	-
NET CASH USED IN FINANCING ACTIVITIES	(8,795)	(57,321)
Effects of Exchange Rate Differences	(2,223)	(1,048)
NET INCREASE IN CASH AND CASH EQUIVALENTS	64,890	42,183
Cash and Cash Equivalents at Beginning of Period	197,144	174,076
Cash and Cash Equivalents at End of Period	262,034	216,259
Less: Cash and Cash Equivalents of Discontinued Operations at End of Period	-	308
Cash and Cash Equivalents at End of Period	$262,034	$216,567
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$698	$527
Income Taxes, Net	8,074	4,458
Non-cash Investing and Financing Activity:
Accretion of Non-controlling Interest Put Option	4,913	(112)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Education Group Inc. (“DeVry Group”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal, recurring adjustments, necessary to present fairly the financial condition and results of operations of DeVry Group.  The June 30, 2013 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, and DeVry Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2013, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Related reserves with respect to uncollectible accounts and refunds totaled $44.4 million and $52.5 million at December 31, 2013 and December 31, 2012, respectively.

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

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed five years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and six months ended December 31, 2013 were approximately $0.3 million and $0.5 million, respectively. Costs capitalized during the three and six months ended December 31, 2012, were approximately $0.3 million and $2.4 million, respectively. These costs were primarily related to new student information systems for DeVry University and Chamberlain College of Nursing and the Becker e-Commerce system.  As of December 31, 2013 and 2012, the net balance of capitalized software development costs was $54.1 million and $69.3 million, respectively.

Perkins Program Fund

DeVry University is required under federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received during the three and six months ended December 31, 2013 or 2012. DeVry Group carries its investment in such contributions at original values, net of allowances for expected losses on loan collections, of $2.6 million at December 31, 2013 and 2012. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund.  The federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Non-Controlling Interest

DeVry Group maintains a 96.3 percent ownership interest in DeVry Brasil with the remaining 3.7 percent owned by some of the current DeVry Brasil senior management group. Prior to the June 2013 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 93.5 percent.  Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management.  Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group.  Since the put option is out of the control of DeVry Group, authoritative guidance requires the non-controlling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the stock purchase agreement.  The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with United States Generally Accepted Accounting Principles. The adjustment to increase or decrease the DeVry Brasil non-controlling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated income statement based on DeVry Group’s historical non-controlling interest accounting policy.

The following is a reconciliation of the non-controlling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Balance at Beginning of period	$5,890	$8,637	$854	$8,242
Net Income Attributable to Non-controlling Interest	253	938	208	771
Accretion of Non-controlling Interest Put Option	(168)	(674)	4,913	(112)
Balance at End of period	$5,975	$8,901	$5,975	$8,901

Earnings per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Education Group Inc. by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 2,298,000 and 2,158,000 shares of common stock for the three and six months ended December 31, 2013, respectively, and 3,000,000 and 2,743,000 shares of common stock for the three and six months ended December 31, 2012, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (amounts in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Weighted Average Shares Outstanding	63,282	63,456	63,170	63,851
Unvested Participating Restricted Shares	914	846	896	712
Basic Shares	64,196	64,302	64,066	64,563
Effect of Dilutive Stock Options	523	234	550	225
Diluted Shares	64,719	64,536	64,616	64,788

Treasury Stock

DeVry Group’s Board of Directors has authorized stock repurchase programs on eight occasions.  The eighth repurchase program was approved by the DeVry Group Board of Directors on August 29, 2012 and commenced in November 2012. Share repurchases under this plan were suspended as of May 2013. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry Group under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Group Stock Incentive Plans (see “Note 4 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

Treasury shares are reissued on a monthly basis at market value, to the DeVry Group Employee Stock Purchase Plan in exchange for employee payroll deductions.   When treasury shares are reissued, DeVry Group uses an average cost method to reduce the Treasury Stock balance.  Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein; otherwise such losses are charged to Retained Earnings.

 Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive Loss balance at December 31, 2013, consists of $25.6 million of cumulative translation losses ($24.7 million attributable to DeVry Education Group Inc. and $0.9 million attributable to non-controlling interests) and $0.1 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Education Group Inc.  At December 31, 2012, this balance consisted of $6.5 million of cumulative translation losses ($5.7 million attributable to DeVry Education Group Inc. and $0.8 million attributable to non-controlling interests) and $0.2 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Education Group Inc.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed.  Advertising expense, which is included in student services and administrative expense in the Consolidated Statements of Income, was $67.8 million and $140.8 million for the three and six months ended December 31, 2013, respectively, and $60.9 million and $127.6 million for the three and six months ended December 31, 2012, respectively.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for the fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. Management is in the process of evaluating the effects of this guidance but does not believe it will have a significant impact on DeVry Group’s consolidated financial statements.

Reclassifications

 The previously reported amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for Advance Tuition Payments and Deferred Tuition Revenue have been combined as Deferred and Advance Tuition to conform to the current presentation format.

NOTE 3:  ASSETS AND LIABILITIES OF DIVESTED BUSINESS AND DISCONTINUED OPERATIONS

Assets and Liabilities of Divested Business

In December 2013, the assets of DeVry Group’s Advanced Academics Inc. (“AAI”) subsidiary, which had previously been disclosed as “held for sale” were divested. These assets were sold for $2.0 million which approximated the recorded net book value of the assets on the date of sale.  The assets and liabilities of AAI are separately disclosed in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.  The following is a summary of balance sheet information of divested assets and liabilities at June 30, 2013 and December 31, 2012 (dollars in thousands).

	June 30,	December 31,
	2013	2012
ASSETS:
Current Assets:
Cash and Cash Equivalents	$568	$(308)
Accounts Receivable, Net	12,050	21,336
Deferred Income Taxes, Net	2,757	168
Prepaid Expenses and Other	844	7,510
Total Current Assets of Divested Business	16,219	28,706
Land, Building and Equipment of Divested Business, Net	-	5,521
Other Assets:
Deferred Income Taxes, Net	2,602	498
Other Assets	3,185	220
Total Other Assets of Divested Business	5,787	718
Total Assets of Divested Business	$22,006	$34,945
LIABILITIES:
Current Liabilities:
Accounts Payable	$178	$286
Accrued Salaries, Wages and Benefits	482	436
Accrued Expenses	47	34
Deferred and Advance Tuition	6	774
Total Current Liabilities of Divested Business	713	1,530
Other Liabilities:
Deferred Rent and Other	112	-
Total Other Liabilities of Divested Business	112	-
Liabilities of Divested Business	$825	$1,530

Discontinued Operations

The operating results of AAI are separately disclosed in the Consolidated Income Statements as “Discontinued Operations – Loss from Operations of Divested Component”. The following is a summary of operating results of the discontinued operations for the three and six month periods ended December 31, 2013 and 2012 (dollars in thousands).

	For the Three Months		For the Six Months Ended
	Ended December 31,		December 31,
	2013	2012	2013	2012
DISCONTINUED OPERATIONS:
Loss from Operations of Divested Component	$(1,084)	$(1,290)	$(3,931)	$(4,948)
Gain on Sale of Assets	372	-	372	-
Asset Impairment Charge (Note 5)	-	-	(13,477)	-
Restructuring Expense	(675)	-	(675)	-
	(1,387)	(1,290)	(17,711)	(4,948)
Income Tax Benefit	467	452	1,463	1,936
Loss from Discontinued Operations, Net of Income Taxes	$(920)	$(838)	$(16,248)	$(3,012)

NOTE 4:  STOCK-BASED COMPENSATION

DeVry Group maintains five stock-based award plans: the 1994 Stock Incentive Plan, the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan, the Second Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and Second Amended and Restated Incentive Plan of 2005 also permit the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1994, 1999, 2003 and 2005 incentive plans, no further stock based awards will be issued from these plans.   The Second Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013 are administered by the Compensation Committee of the Board of Directors.  Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years.  The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry Group accounts for options granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for options issued to retirement eligible employees.

At December 31, 2013, 11,088,024 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock incentive plans.

Stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended December 31, 2013:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Life in	Value
	Outstanding	Price	Years	($000)
Outstanding at July 1, 2013	3,327,668	$32.64
Options Granted	556,050	$28.32
Options Exercised	(153,645)	$22.67
Options Forfeited	(14,746)	$24.48
Options Expired	(40,804)	$40.21
Outstanding at December 31, 2013	3,674,523	$32.37	6.28	$25,465
Exercisable at December 31, 2013	2,246,701	$35.82	4.71	$11,742

The following is a summary of stock appreciation rights activity for the fiscal year ended December 31, 2013:

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Appreciation	Average	Contractual	Intrinsic
	Rights	Exercise	Life in	Value
	Outstanding	Price	Years	($000)
Outstanding at July 1, 2013	117,015	$42.87
Rights Granted	1,050	$28.32
Rights Exercised	-	$-
Rights Canceled	-	$-
Outstanding at December 31, 2013	118,065	$42.74	6.20	$94
Exercisable at December 31, 2013	85,855	$45.25	5.20	$22

The total intrinsic value of options exercised for the six months ended December 31, 2013 and 2012 was $1.8 million and $0.4 million, respectively.

The fair value of DeVry Group’s stock-based awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock option plans during first six months of fiscal years 2014 and 2013 were $11.68 and $7.62, per share, respectively.  The fair value of DeVry Group’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2013	2012
Expected Life (in Years)	6.58	6.63
Expected Volatility	43.76%	43.67%
Risk-free Interest Rate	2.16%	1.03%
Dividend Yield	0.90%	0.61%
Pre-vesting Forfeiture Rate	3.00%	3.00%

The expected life of the options granted is based on the weighted average exercise life with age and salary adjustment factors from historical exercise behavior. DeVry Group’s expected volatility is computed by combining and weighting the implied market volatility, the most recent volatility over the expected life of the option grant, and DeVry Group’s long-term historical volatility. The pre-vesting forfeiture rate is based on DeVry Group’s historical stock option forfeiture experience.

If factors change and different assumptions are employed in the valuation of stock-based awards in future periods, the stock-based compensation expense that DeVry Group records may differ significantly from what was recorded in previous periods.

During the first six months of fiscal year 2014, DeVry Group granted 433,970 shares of restricted stock to selected employees and non-employee directors.  Of these, 73,010 are performance based shares which are earned by the recipients over a three year period based on achievement of specified academic and student outcome goals when a minimum level of  DeVry Group return on invested capital is attained. The remaining 360,960 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group, or upon retirement.  During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance based shares. The following is a summary of restricted stock activity for the six months ended December 31, 2013:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2013	1,058,443	$27.03
Shares Granted	431,170	$28.85
Shares Vested	(307,935)	$31.53
Shares Canceled	(29,364)	$27.70
Nonvested at December 31, 2013	1,152,314	$26.49

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (dollars in thousands):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
Cost of Educational Services	$1,294	$849	$3,155	$2,679
Student Services and Administrative Expense	2,750	1,805	6,705	5,691
Income Tax Benefit	(1,392)	(848)	(3,338)	(2,695)
Net Stock-Based Compensation Expense	$2,652	$1,806	$6,522	$5,675

As of December 31, 2013, $29.8 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options and shares vested during the six months ended December 31, 2013 and 2012 was approximately $6.3 million and $9.0 million, respectively.

There were no capitalized stock-based compensation costs at December 31, 2013 and 2012.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises.  However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis, assets measured at fair value on a non-recurring basis such as goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of December 31, 2013.

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

When available, DeVry Group uses quoted market prices to determine fair value, and such measurements are classified within Level 1.  In some cases where market prices are not available, DeVry Group makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates and yield curves.  These measurements are classified within Level 3.

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

During the first quarter of fiscal year 2014, it was determined that net assets of AAI reporting unit had been further impaired. This determination was made after review of the updated third party offers to purchase the assets of the business.  Assets measured at fair value in circumstances where the long-term value of a business has been impaired include the assets of AAI. To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third party offers received to acquire the assets of AAI along with estimated costs to dispose of the assets.  Based on this analysis, the fair market value of the AAI assets less the costs to sell was determined to be approximately $2.0 million which was approximately $13.5 million less than the carrying value.  As a result management recorded a pre-tax $13.5 million asset impairment charge in the first quarter of fiscal year 2014. The assets of this business were sold in December 2013 for $2.0 million. See “Note 3: Assets and Liabilities of Divested Business and Discontinued Operations” for further discussions on AAI.

The following tables present DeVry Group’s assets and liabilities at December 31, 2013, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$262,034	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	3,263	-	-
Favip Contingent Consideration	-	-	2,371
Total Financial Assets at Fair Value	$265,297	$-	$2,371

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

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of December 31, 2013 is estimated by discounting the future cash flows using current rates for similar arrangements. As of December 31, 2013, the carrying value and the estimated fair value of these financial instruments was approximately $43.4 million. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of liabilities measured at fair value using Level 3 inputs for the three and six months ended December 31, 2013 and 2012 (dollars in thousands).  The amount recorded as interest expense in fiscal 2013 is classified in the Interest (Expense) Income section of the Consolidated Statements of Income. The amount recorded as foreign currency translation loss is classified as Student Services and Administrative Expense in the Consolidated Statements of Income.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Balance at Beginning of Period	$2,519	$7,344	$2,509	$4,361
Total Realized Losses Included in Income:
Interest Expense-ATC Accretion	-	71	-	140
Total Unrealized (Losses) Gains Included in AOCI:
Foreign Currency Translation Changes	(148)	4	(138)	185
Transfers into Level 3:
Favip Contingent Consideration	-	-	-	2,733
Balance at End of Period	$2,371	$7,419	$2,371	$7,419

NOTE 6: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California schools as well as selected students at Ross University School of Medicine and Ross University School of Veterinary Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, Ross University School of Medicine and Ross University School of Veterinary Medicine loans may be used for students’ living expenses.  Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College of California require that students begin repaying a small portion of the loans while they are still in school, and then payments increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course can be financed through Becker with a zero percent, 18-month term loan.

Reserves for uncollectible loans are determined by analyzing the current aging of accounts receivable and historical loss rates of loans at each educational institution.  Management performs this analysis periodically throughout the year.  Since all of DeVry Group’s financing receivables are generated through the extension of credit to students to fund educational costs, all such receivables are considered part of the same loan portfolio.

The following table details the institutional loan balances along with the related allowances for credit losses as of December 31, 2013 and 2012 (dollars in thousands).

	As of December 31,
	2013	2012
Gross Institutional Student Loans	$62,187	$55,108

Allowance for Credit Losses	(18,735)	(18,665)

Net Institutional Student Loans	$43,452	$36,443

Of the net balances above, $20.1 million and $18.6 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at December 31, 2013 and 2012, respectively, and  $23.3 million and $17.8 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at December 31, 2013 and 2012, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of December 31, 2013 and 2012. Loans are considered nonperforming if they are more than 120 days past due (dollars in thousands).

	As of December 31,
	2013	2012
Institutional Student Loans:
Performing	$46,108	$41,524
Nonperforming	16,079	13,584
Total Institutional Student Loans	$62,187	$55,108

				Greater
				Than			Total
	30-59	60-89	90-119	120			Institutional
	Days	Days	Days	Days	Total		Student
	Past Due	Past Due	Past Due	Past Due	Past Due	Current	Loans
Institutional Student Loans:
December 31, 2013	$4,896	$1,737	$1,520	$16,079	$24,232	$37,955	$62,187
December 31, 2012	$4,030	$1,773	$1,346	$13,584	$20,733	$34,375	$55,108

NOTE 7: BUSINESS COMBINATIONS

Faculdade Diferencial Integral

On July 1, 2013, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A) (DeVry Brasil), a subsidiary of DeVry Group, acquired the stock of Faculdade Diferencial Integral (“Facid”), located in the state of Piaui, Brazil, for approximately $16.1 million in cash. In addition, DeVry Brasil will be required to make additional payments of approximately $9.0 million over the next four years. Facid currently serves approximately 2,500 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid also offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program. Facid joined DeVry Brasil, which following the acquisition operates six institutions at 13 campuses in northeast Brazil. With the addition of Facid, these institutions provide education programs to nearly 30,000 students.

 The operations of Facid are included in DeVry Group’s International and Professional Education segment. The results of Facid’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At July 1, 2013
Current Assets	$4,699
Property and Equipment	2,037
Other Long-term Assets	167
Intangible Assets	17,723
Goodwill	8,238
Total Assets Acquired	32,864
Liabilities Assumed	16,801
Net Assets Acquired	$16,063

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facid’s strategic fit into DeVry Group’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $17.7 million of acquired intangible assets, $15.2 million was assigned to Accreditations and $1.9 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately 15 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At July 1, 2013
	Value	Estimated
	Assigned	Useful Life

Clinical Agreement	$583	15 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade do Vale do Ipojuca

On September 3, 2012, DeVry Brasil acquired the business operations of Faculdade do Vale do Ipojuca (“Favip”), which is located in the state of Pernambuco, Brazil.  Under the terms of the agreement, DeVry Brasil paid approximately $32.2 million in cash in exchange for the stock of Favip. In addition, DeVry Brasil will be required to make an additional payment of approximately $3.9 million over the next 12 months should Favip receive status of a university center. As of December 31, 2013, $2.4 million is accrued for this additional payment.

Favip currently serves about 5,000 students and offers more than 30 undergraduate and graduate programs at two campuses located in Caruaru, the state’s second largest city. The institution’s largest programs are in the areas of law, business, psychology and nutrition. The acquisition of Favip is consistent with DeVry Group's growth and diversification strategy, increasing its international presence in Brazil.

 The operations of Favip are included in DeVry Group’s International and Professional Education segment. The results of Favip’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

At September 3,
2012
Current Assets	$4,414
Property and Equipment	2,897
Other Long-term Assets	844
Intangible Assets	13,571
Goodwill	16,120
Total Assets Acquired	37,846
Liabilities Assumed	5,677
Net Assets Acquired	$32,169

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Favip’s strategic fit into DeVry Group’s expanding presence in northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $13.6 million of acquired intangible assets, $10.2 million was assigned to Accreditations and $1.1 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible assets were determined to be subject to amortization with an average useful life of approximately 4.9 years. Their values and estimated useful lives by asset type are as follows (dollars in thousands):

	At September 3, 2012
	Value	Estimated
	Assigned	Useful Lives

Student Relationships	$2,257	5 years
Curriculum	79	2 years

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

Intangible assets consist of the following (dollars in thousands):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$80,971	$(76,814)	(a)
Customer Relationships	3,630	(922)	12 Years
Non-compete Agreements	2,521	(1,910)	(b)
Curriculum/Software	5,648	(4,545)	5 Years
Outplacement Relationships	3,900	(1,374)	15 Years
Clinical Agreements	550	(18)	15 Years
Trade Names	5,699	(4,823)	(c)
Total	$102,919	$(90,406)
Indefinite-lived Intangible Assets:
Trade Names	$40,617
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	42,505
Total	$281,207

(a)
The total weighted average estimated amortization period for Student Relationships is 5 years for DeVry Brasil (Fanor, Ruy Barbosa and Area 1), 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Favip and 4 years for AUC. All other Student Relationships are fully amortized at December 31, 2013.

(b)	The total weighted average estimated amortization period for Non-compete Agreements is 5 years for Becker Physician Review. All other Non-compete Agreements are fully amortized at December 31, 2013.
(c)	The total weighted average estimated amortization period for Trade Names is 8.5 years for DeVry Brasil (Fanor, Ruy Barbosa and Area 1). All other Trade Names are fully amortized at December 31, 2013.

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$82,562	$(71,803)
Customer Relationships	3,569	(549)
Non-compete Agreements	2,516	(1,700)
Curriculum/Software	5,689	(3,936)
Outplacement Relationships	3,900	(1,114)
Trade Names	6,048	(4,644)
Total	104,284	(83,746)

Indefinite-lived Intangible Assets:
Trade Names	$39,198
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	71,100
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	32,456
Total	$273,639

Amortization expense for amortized intangible assets was $1.7 million and $3.3 million for the three and six months ended December 31, 2013, respectively, and $2.4 million and $4.7 million for the three and six months ended December 31, 2012, respectively.  Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2014	$3,347	$947	$1,888	$295	$6,477
2015	387	939	1,074	260	2,660
2016	-	931	681	260	1,872
2017	-	635	331	260	1,226
2018	-	363	190	260	813
Thereafter	-	1,142	482	1,356	2,980

All amortizable intangible assets, except for the DeVry Brasil (Fanor, Ruy Barbosa and Area 1) Student Relationships, the FBV Student Relationships, the Favip Student Relationships and the AUC Student Relationships, are being amortized on a straight-line basis.

The amount being amortized for the AUC, DeVry Brasil, FBV and Favip Student Relationships is based on the estimated progression of the students through the respective programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants. This results in the basis being amortized at an annual rate for each of the years of estimated economic life as follows:

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

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. As of December 31, 2013, DeVry Group’s market capitalization exceeded its book value by approximately 58%, which is higher than the 41% premium as of June 30, 2013. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs.

The estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 12% as of the end of fiscal year 2013, except that of Carrington. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by at least 100% as of the end of fiscal year 2013, except those indefinite-lived intangible assets acquired with the acquisitions of AUC and FBV and where fair values exceeded carrying values by 4% to 67%. The smaller premiums for the FBV and AUC indefinite-lived intangible assets would be expected considering the assets were acquired within two years of the fourth quarter fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price.  As for Carrington, during the fourth quarter of fiscal year 2013, management recorded an impairment loss of $57.0 million for the decline in fair value of this reporting unit and its associated indefinite-lived intangible assets. Therefore, no premiums existed with respect to either the reporting unit’s carrying value or the carrying value of the indefinite-lived intangible assets as of June 30, 2013. Accordingly, this situation also requires management to remain cognizant of the fact that if Carrington’s realized and projected operating results do not meet expectations, an interim review and possible further impairment would be necessary.

To improve Carrington’s financial results, management continues to execute a turn-around plan initiated in fiscal year 2012 which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. Despite a difficult economy, evidence of a recovery in enrollments was experienced at Carrington where total student enrollment increased for four consecutive terms through September 2013. Total student enrollment decreased for the term ended December 31, 2013 compared to the same period last fiscal year as a result of the decision to focus Carrington’s program offerings and suspend recruiting for certain non-core programs.

The improvements in enrollment resulted in increased revenues in the first six months of fiscal year 2014 compared to the same period last fiscal year and, along with cost control efforts, reduced the operating losses from levels of a year ago in the six months ended December 31, 2013. The revenue and operating results also exceeded internal plans for the first six months of fiscal year 2014. Management believes its planned business and operational strategies have reversed the negative trend in revenue and operating income declines experienced over the past several years. However, if operating improvements do not continue, all or some of the remaining goodwill could be impaired in the future.

Though certain reporting units experienced a decline in operating results in the first six months of fiscal year 2014 compared to the year-ago period, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for those reporting units or their associated indefinite-lived intangible assets at December 31, 2013. In this regard, revenues, operating results and cash flows grew for all reporting units in the first six months of fiscal year 2014 except at DeVry University and DeVry Brasil. The revenue and operating results of DeVry Brasil exceeded internal plans for the first six months of fiscal year 2014 and its revenues grew by more than 32% from the year-ago period. Operating earnings decreased from the year-ago period reflecting investments for expansion and growth.

At DeVry University, which carries a goodwill balance of $22.2 million, revenue declined by approximately 16% from the year-ago six month period.  The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. To improve performance, management continues to execute a turnaround plan at DeVry University which includes:
⋅	Sharpening DeVry University’s value proposition, which is educational quality, career outcomes and exceptional student support;
⋅	Aligning the cost structure with enrollment levels; and
⋅	Strategic use of scholarships to attract new students and improve student persistence.

In aligning the cost structure, management is focused on increasing efficiencies.  Over the past year DeVry Group has reduced costs through staffing adjustments.  Management has made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction.  Management is also focused on process redesign and restructuring in areas such as student finance.

The plan to increase enrollments includes communication of DeVry University’s value proposition, which is educational quality, career prospects and high levels of student service. This communication plan includes integrated university-wide efforts at key points in the year. A September 2013 “call to action event” included the new Career Catalyst Scholarship. Under the Career Catalyst Scholarship DeVry University has committed more than $15 million over the next three years to be awarded to qualifying students who enroll in the September 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree.  Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards of progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award may increase up to $7,000. For the third year, the award can increase up to $8,000. To facilitate this new scholarship, management consolidated multiple, smaller scholarships into a larger program which was more clearly communicated to prospective students. The results of this program in attracting and retaining successful students convinced management to again offer this Career Catalyst Program to qualifying students that enroll in the March 2014 session. In addition, tuition rates for fiscal year 2014 at DeVry University remain unchanged from those of fiscal year 2013.  Enhanced use of technology is also expected to increase the effectiveness of the student recruiting process.

Management continues to execute a program strategy which focuses resources on providing students of DeVry University with strong programs in high-growth fields. This program strategy is a priority designed to provide students with successful outcomes.

Management believes its planned business and operational strategies will reverse the negative trends over the next several years. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2013 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 100%. This excess margin has been rapidly declining in recent years. Should business conditions at DeVry University continue to deteriorate resulting in the carrying value of this reporting unit exceeding its fair value then goodwill and intangible assets could be impaired. This would require a possible write-off of up to $22.2 million.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions.  Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates.

The table below summarizes goodwill balances by reporting unit as of December 31, 2013 (dollars in thousands):

Reporting Unit	As of December 31, 2013
DeVry University	$22,196
Becker Professional Review	33,056
Ross University	237,174
Chamberlain College of Nursing	4,716
Carrington Colleges Group	98,784
American University of the Caribbean	68,321
DeVry Brasil	50,510
Total	$514,757

The table below summarizes goodwill balances by reporting segment as of December 31, 2013 (dollars in thousands):

Reporting Segment:	As of December 31, 2013
Business, Technology and Management	$22,196
Medical and Healthcare	408,994
International and Professional Education	83,567
Total	$514,757

The table below summarizes the changes in the carrying amount of goodwill, by segment as of December 31, 2013 (dollars in thousands):

	Business, Technology and Management	Medical and Healthcare	International and Professional Education	Total
Balance at June 30, 2013	$22,196	$408,994	$77,747	$508,937
Acquisitions	-	-	8,238	8,238
Foreign currency exchange rate changes and other	-	-	(2,418)	(2,418)
Balance at December 31, 2013	$22,196	$408,994	$83,567	$514,757

The increase in the goodwill balance from June 30, 2013 in the International and Professional Education segment is the result of the addition of goodwill of $8.2 million from the acquisition of Facid partially offset by changes in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. See Note 7 for further explanation of the acquisition of Facid. Since DeVry Brasil and Becker Europe, (f/d/b/a ATC), goodwill is recorded in their respective local currencies, fluctuations in its value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting unit as of December 31, 2013 (dollars in thousands):

Reporting Unit:	As of December 31, 2013
DeVry University	$1,645
Becker Professional Review	27,912
Ross University	19,200
Chamberlain College of Nursing	1,200
Carrington Colleges Group	67,200
American University of the Caribbean	117,100
DeVry Brasil	46,950
Total	$281,207

Total indefinite-lived intangible assets increased by $14.4 million from June 30, 2013. This increase is the result of the addition of $17.1 million of indefinite-lived intangibles associated with the acquisition of Facid partially offset by the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 9:  RESTRUCTURING CHARGES

During the first six months of fiscal year 2014, DeVry Group implemented a Voluntary Separation Plan (VSP) that reduced its workforce by 66 positions across DeVry University and the DeVry Group home office. This resulted in a pre-tax charge of $10.4 million in the six month period that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $6.0 million were recorded during the first six months of fiscal year 2014. These restructuring costs were allocated to the following DeVry Group segments: $8.0 million to Business Technology and Management, $5.5 million to Medical and Healthcare and $2.9 million to DeVry Group home office, which is classified as “Depreciation and Other” in “Note 13 - Segment Information”.

During fiscal year 2013, DeVry Group implemented an involuntary reduction in force (RIF), a Voluntary Separation Plan (VSP), and other staff reduction actions that reduced its workforce by approximately 475 positions across all reporting units. This resulted in a pre-tax charge of approximately $10.3 million in fiscal year 2013 that represented severance pay and benefits for those employees who separated from DeVry Group. Also during fiscal year 2013, DeVry Group made decisions to consolidate certain facilities at its Carrington and DeVry University educational institutions. This resulted in pre-tax charges of $6.3 million in fiscal year 2013. In addition, DeVry Group consolidated its administrative offices in the Chicagoland area. As a result, a DeVry Group-owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility is held as available for sale. This resulted in a pre-tax charge of $7.9 million in fiscal year 2013 for a write-down of assets to fair market value and an expected loss on this asset sale. Other restructuring charges totaling $1.7 million were also expensed in fiscal year 2013.

The following table summarizes the separation and restructuring plan activity for the six months ended December 31, 2013 and 2012, for which cash payments are required (dollars in millions):

	Six months ended
	December 31,
	2013	2012
Liability balance at Beginning of Period	$13.2	$5.6
Increase in liability (separation and other charges)	15.3	0.7
Reduction in liability (payments and adjustments)	(10.6)	(5.8)
Liability balance at End of Period	$17.9	$0.5

The remaining liability balances as of December 31, 2013 primarily represent costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months.

NOTE 10:  INCOME TAXES

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s subsidiaries, Ross University School of Medicine (Ross Medical School), incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (Ross Veterinary School), incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, American University of the Caribbean Medical School (AUC), incorporated under the laws of St. Maarten, and DeVry Brasil incorporated under the laws of Brazil all benefit from local tax incentives. Ross Medical School and Ross Veterinary School each have agreements with their respective domestic governments that exempt them from local income taxation.  Both of these agreements have been extended to provide, in the case of Ross Medical School, an indefinite period of exemption and, in the case of Ross Veterinary School, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries.  It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States.  In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation.  As of December 31, 2013 and 2012, cumulative undistributed earnings attributable to international operations were approximately $578.8 million and $464.3 million, respectively.

Taxes on income from continuing operations were 14.7% of pretax income for the second quarter and 15.1% for the first six months of fiscal year 2014, compared to 21.9% for the second quarter and 25.3% for the first six months of fiscal year 2013.  The lower effective tax rate in the second quarter and first six months of fiscal year 2014 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross Medical School, Ross Veterinary School, AUC and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (”CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

As of December 31, 2013, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $9.1 million, and, if recognized, the total amount would impact the effective tax rate.  As of December 31, 2012, gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $23.6 million, and, if recognized, the total amount would impact the effective tax rate. In March 2013, DeVry Group completed an examination by the Internal Revenue Service (IRS).  As a result, DeVry Group reduced its unrecognized tax benefits by $13 million to reflect settlements with the IRS.  We expect that our unrecognized tax benefits will increase by an insignificant amount during the next twelve months.  DeVry Group classifies interest and penalties on tax uncertainties as a component of the provision for income taxes.  The total amount of interest and penalties accrued at June 30, 2013 was $1.2 million.  The corresponding amount at December 31, 2013 was $1.4 million.

NOTE 11: DEBT

DeVry Group had no outstanding borrowings under its credit facility at December 31, 2013 and December 31, 2012. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Favip and Facid (see “Note 7: Business Combinations” for discussion of Favip and Facid acquisitions). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements as various conditions of the purchase are met.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 5, 2016. The facility provides aggregate commitments including borrowings and letters of credit up to $400 million and at the request of DeVry Group, the maximum borrowings and letters of credit can be increased to $550 million. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $13.2 million as of December 31, 2013, and were $2.4 million as of December 31, 2012. As of December 31, 2013, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at prime rate plus 0.75% or at LIBOR plus 1.75%, at the option of DeVry Group. As of December 31, 2013, DeVry Group is charged an annual fee equal to 0.125% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of December 31, 2013. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and letters of credit. DeVry Group was in compliance with the debt covenants as of December 31, 2013.

The stock of most subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 12:  COMMITMENTS AND CONTINGENCIES

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

The Boca Raton Firefighters’ and Police Pension Fund filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between October 25, 2007, and August 13, 2010. Plaintiff filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiff claimed in the First Amended Complaint that DeVry Group, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry Group’s student enrollment and revenues and artificially inflating DeVry Group’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting plaintiff leave to file a second amended complaint by May 4, 2012.

On May 4, 2012, the plaintiff again amended its allegations in the Shareholder Case (the “Second Amended Complaint”). The Second Amended Complaint alleged a longer putative class period of October 27, 2007 to August 11, 2011, but narrowed the scope of the alleged fraud significantly as compared to the previous two complaints. Plaintiff focused exclusively on DeVry Group’s practices for compensating student Admissions Advisors, alleging DeVry Group misled the market by failing to disclose that its compensation practices violated federal law and by making affirmative misrepresentations that DeVry Group complied with compensation regulations.  The Second Amended Complaint was subsequently corrected to add an additional plaintiff, West Palm Beach Firefighters’ Pension Fund, in response to DeVry Group’s challenge of plaintiff’s standing to complain about statements DeVry Group made after plaintiff had purchased its stock.

On July 10, 2012, DeVry Group filed a Motion to Dismiss the corrected Second Amended Complaint.  On March 27, 2013, Judge Grady granted DeVry Group’s Motion to Dismiss and entered judgment in favor of DeVry Group and against plaintiffs.  Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel.  On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal; however, the appeal has been stayed pending Judge Grady’s resolution of the sanctions issue. The issue of sanctions was fully briefed by the parties as of May 17, 2013, and remains under consideration by Judge Grady.

DeVry Group was served on October 11, 2013, with a complaint in a qui tam action filed under the federal False Claims Act and the Minnesota False Claims Act by two former employees of a customer of DeVry Group’s subsidiary, Advanced Academics, Inc. (“AAI”).  The lawsuit, United States and the State of Minnesota ex rel. Jill Bachmann and Shelley Madore v. Minnesota Transitions Charter Schools, Advanced Academics, Inc., DeVry Education Group Inc., and MN Virtual High School, CA No. 12-cv-01359-DWF-JSM, was filed in the United States District Court for the District of Minnesota.  The complaint was filed on June 6, 2012 but kept under seal in order for the federal and Minnesota state governments to investigate the allegations and determine if they wished to intervene in the action and pursue the alleged claims.    Both the federal and Minnesota state governments declined to intervene, thereby giving the plaintiffs the choice to pursue the alleged claims on behalf of the state and federal governments.  The complaint was unsealed and made public on June 6, 2013.  The complaint relates to certain federal and state funding received by Minnesota Transitions Charter Schools and MN Virtual High School.  The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received certain state and federal funding, which depended on the accurate reporting of student enrollment data.  The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received more funding from the federal and state governments for special education and other services than they should have received in 2008, 2009 and 2010 as a result of allegedly non-compliant practices arising from the reporting of student enrollment data.  The complaint further alleges that all schools of defendant Minnesota Transitions Charter Schools received over $75 million in total state and federal funding during fiscal years 2008 to 2010, a portion of which related to the school for which AAI provided services; plaintiff does not quantify what portion of the $75 million was obtained as a result of the allegedly fraudulent practices.  The complaint alleges that AAI provided certain curriculum and other services to MN Virtual High School and operated the school.  The only reference to DeVry Group in the complaint pertains to its status as the parent corporation to AAI. An agreement in principle was reached in January of 2014 that fully and finally resolves all claims asserted in this matter against DeVry Group and AAI. The settlement is expected to be concluded and the litigation dismissed by stipulation sometime in DeVry Group’s third quarter of fiscal year 2014.

Although DeVry Group believes that the appeal of the dismissed Shareholder Case is without merit, the ultimate outcome of pending litigation is difficult to predict. DeVry Group will vigorously defend any appellate proceedings which may proceed in the Shareholder Case.  At this time, DeVry Group does not expect that the outcome of the appeal of the dismissal of the Shareholder Case or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and requires DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. The Massachusetts demand was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and requires DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007.  The timing or outcome of the investigations, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

NOTE 13:  SEGMENT INFORMATION

DeVry Group’s principal business is providing post-secondary education. Our operations are described in more detail in “Note 1- Nature of Operations” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013. DeVry Group presents three reportable segments: “Business, Technology and Management”, which includes DeVry University undergraduate and graduate operations; “Medical and Healthcare” which includes the operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean, Chamberlain College of Nursing and Carrington Colleges Group; and “International and Professional Education”, which includes the operations of DeVry Brasil and Becker Professional Education.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before non-controlling interest, income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses. Income taxes, interest income and expense, amortization, and certain corporate-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable corporate assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as corporate assets. The accounting policies of the segments are the same as those described in “Note 3 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Following is a tabulation of business segment information based on the segmentation for each of the three and six months ended December 31, 2013 and 2012. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Revenues:	2013	2012	2013	2012
Business, Technology and Management	$239,913	$280,239	$472,222	$564,853
Medical and Healthcare	190,447	167,746	366,303	326,103
International and Professional Education	61,430	52,681	105,151	89,630
Intersegment Revenues	(521)	-	(1,495)	-
Total Consolidated Revenues	$491,269	$500,666	$942,181	$980,586

Operating Income:
Business, Technology and Management	$9,947	$38,835	$(1,114)	$64,405
Medical and Healthcare	35,311	26,705	60,827	51,887
International and Professional Education	16,409	15,226	17,489	18,576

Reconciling Items:
Amortization Expense	(1,612)	(2,412)	(3,261)	(4,690)
Depreciation and Other	(1,493)	(11,159)	(5,108)	(13,535)
Total Consolidated Operating Income	$58,562	$67,195	$68,833	$116,643

Interest Income (Expense):
Interest Income	$310	$230	$893	$791
Interest Expense	(1,052)	(759)	(2,052)	(2,250)
Net Interest Income (Expense)	(742)	(529)	(1,159)	(1,459)
Total Consolidated Income from Continuing Operations Before Income Taxes	$57,820	$66,666	$67,674	$115,184

Segment Assets:
Business, Technology and Management	$341,167	$380,295	$341,167	$380,295
Medical and Healthcare	1,100,815	1,098,022	1,100,815	1,098,022
International and Professional Education	282,102	249,863	282,102	249,863
Corporate	165,029	151,827	165,029	151,827
Assets of Divested Business	-	34,777	-	34,777
Total Consolidated Assets	$1,889,113	$1,914,784	$1,889,113	$1,914,784

Additions to Long-lived Assets:
Business, Technology and Management	$3,904	$11,575	$7,854	$24,219
Medical and Healthcare	4,632	6,889	18,928	12,456
International and Professional Education	1,684	3,347	31,541	36,575
Corporate	1,025	1,629	3,100	6,557
Total Consolidated Additions to Long-lived Assets	$11,245	$23,440	$61,423	$79,807

Reconciliation to Consolidated Financial Statements
Capital Expenditures	11,245	$21,592	$33,426	$47,214
Increase in Capital Assets from Acquisitions	-	-	2,037	2,897
Increase in Intangible Assets and Goodwill	-	1,848	25,960	29,696
Total Increase in Consolidated Long-lived Assets	$11,245	$23,440	$61,423	$79,807

Depreciation Expense:
Business, Technology and Management	$11,076	$11,052	$21,911	$21,892
Medical and Healthcare	6,474	6,350	12,621	12,090
International and Professional Education	566	1,275	1,114	2,379
Corporate	2,623	2,339	5,073	4,481
Total Consolidated Depreciation	$20,739	$21,016	$40,719	$40,842

Intangible Asset Amortization Expense:
Medical and Healthcare	$902	$1,347	$1,844	$2,695
International and Professional Education	710	1,065	1,417	1,995
Total Consolidated Amortization	$1,612	$2,412	$3,261	$4,690

DeVry Group conducts its educational operations in the United States, the Caribbean Islands (countries of Dominica, St. Kitts and St. Maarten), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other international revenues, which are derived principally from Canada and Europe, were less than 5% of total revenues for the three and six month periods ended December 31, 2013 and 2012. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Revenue from Unaffiliated Customers:
Domestic Operations	$368,271	$391,406	$718,388	$781,545
International Operations:
Dominica, St. Kitts and St. Maarten	86,388	78,766	161,895	148,583
Brazil	32,905	25,584	56,426	42,900
Other	3,705	4,910	5,472	7,558
Total International	122,998	109,260	223,793	199,041
Consolidated	$491,269	$500,666	$942,181	$980,586

Long-lived Assets:
Domestic Operations	$391,922	$417,041	$391,922	$417,041
International Operations:
Dominica, St. Kitts and St. Maarten	168,249	137,146	168,249	137,146
Brazil	44,485	41,627	44,485	41,627
Other	235	1,584	235	1,584
Total International	212,968	180,357	212,968	180,357
Long-lived Assets of Business Held for Sale	-	6,239	-	6,239
Consolidated	$604,891	$603,637	$604,891	$603,637

No one customer accounted for more than 10% of DeVry Group’s consolidated revenues.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry Group offers its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission.  DeVry Group’s Web site is http://www.devryeducationgroup.com.

The following discussion of DeVry Group’s results of operations and financial condition should be read in conjunction with DeVry Group’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry Group’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013.  DeVry Group’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry Group’s financial statements.  These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, buildings and equipment; stock-based compensation; impairment of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

The seasonal pattern of DeVry Group’s enrollments and its educational program starting dates affect the results of operations and the timing of cash flows.  Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year.  Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry Group’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import.  Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements.   Potential risks and uncertainties that could affect DeVry Group’s results are described throughout this report, including those in Note 12 to the Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings”, in Part II, Item 1A. “Risk Factors”, and in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and filed with the Securities and Exchange Commission on August 29, 2013 including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

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

OVERVIEW

DeVry Group’s financial results for the second quarter of fiscal year 2014 reflect continued revenue decline within DeVry University, which resulted in decreased earnings as compared to the prior year.  This decline was partially offset by continued growth from DeVry Group’s healthcare, international and professional education program offerings.  Management believes that it is making progress on DeVry University’s turnaround plan, including further improving academic quality and realigning its cost structure with student enrollment levels. Operational and financial highlights for the second quarter of fiscal year 2014 include:

•	During the second quarter of fiscal year 2014, DeVry Education Group Inc. changed its name from DeVry Inc. This change was made to better reflect the growth and diversity of the organization.

•
DeVry Group made solid progress in aligning its cost structure with its enrollments. Management expects it will achieve $75 million in total expense savings in fiscal year 2014 at the institutions in transition (DeVry University, Carrington College and Carrington College California (collectively “Carrington”)).

•
During the second quarter of fiscal year 2014, DeVry Group recorded pre-tax restructuring charges totaling $4.7 million. These restructuring actions were made to align cost structure with enrollments primarily at Carrington and the DeVry Group home office.

•
The assets of Advanced Academics Inc. (“AAI”) were divested in December 2013 and the operating results for AAI are disclosed as “discontinued operations” in the Consolidated Statements of Income. The fiscal year 2014 second quarter pre-tax loss on discontinued operations was $1.4 million. The assets of AAI were written down to their fair market value as of September 30, 2013.

•
For the November 2013 session, total student enrollments at Chamberlain College of Nursing (“Chamberlain”) increased 28.5% to a record 15,732 students as compared to the same term last year.  Chamberlain continues to invest in its programs, student services and campus locations.

•
Carrington College of California obtained conditional approval to add the campuses of Carrington College to its existing campus network from its accreditor, the Accrediting Commission for Community and Junior Colleges, Western Association of Schools and Colleges.

•
DeVry Group’s financial position remained strong, generating $113.1 million of operating cash flow during the first six months of fiscal year 2014. As of December 31, 2013, cash and cash equivalents totaled $262.0 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter and first six months of fiscal year 2014, DeVry Group recorded restructuring expenses related to workforce reductions and real estate consolidations to align its cost structure at DeVry University, Carrington Colleges and the DeVry Group home office with enrollments.  DeVry Group also recorded a gain from the sale of a former DeVry University campus in Decatur, Georgia. Additionally, DeVry Group recorded the operating results of its Advanced Academic Inc. reporting unit as discontinued operations.  The following table illustrates the effects of the restructuring expense, discontinued operations and gain on the sale of assets on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the restructuring charges and gain on the sale of assets. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months		For the Six Months
	Ended December 31,		Ended December 31,
	2013	2012	2013	2012
Net Income	$48,155	$50,286	$41,023	$82,275
Earnings per Share (diluted)	$0.74	$0.78	$0.63	$1.27
Discontinued Operations (net of tax)	$920	$838	$16,248	$3,012
Earnings per Share (diluted)	$0.01	$0.01	$0.25	$0.05
Restructuring Charges (net of tax)	$2,877	$5,940	$10,057	$5,940
Effect on Earnings per Share (diluted)	$0.04	$0.09	$0.16	$0.09
Gain on Sale of Assets (net of tax)	$-	$-	$(1,167)	$-
Effect on Earnings per Share (diluted)	$-	$-	$(0.02)	$-
Net Income from Continuing Operations Excluding the Restructuring
Expenses and Gain on Sale of Assets (net of tax)	$51,952	$57,064	$66,161	$91,227
Earnings per Share from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$0.80	$0.88	$1.02	$1.41

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months of both the current and prior fiscal year.  Percentages may not add because of rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	49.5%	48.0%	51.4%	48.9%
Student Services and Administrative Expense	37.7%	36.7%	39.7%	38.2%
Gain on Sale of Assets	-	-	(0.2)%	-
Restructuring Charges	0.9%	1.9%	1.7%	1.0%
Total Operating Costs and Expense	88.1%	86.6%	92.7%	88.1%
Operating Income from Continuing Operations	11.9%	13.4%	7.3%	11.9%
Net Interest (Expense) Income	(0.2)%	(0.1)%	(0.1)%	(0.1)%
Income From Continuing Operations Before Non-controlling Interest and Income Taxes	11.8%	13.3%	7.2%	11.7%
Income Tax Provision	(1.7)%	(2.9)%	(1.1)%	(3.0)%
Income From Continuing Operations Before Non-controlling Interest	10.0%	10.4%	6.1%	8.8%
Loss on Discontinued Operations, Net of Tax	(0.2)%	(0.2)%	(1.7)%	(0.3)%
Net Income	9.9%	10.2%	4.4%	8.5%
Net Income Attributable to Non-controlling Interest	(0.1)%	(0.2)%	0.0%	(0.1)%
Net Income Attributable to DeVry Education Group Inc.	9.8%	10.0%	4.4%	8.4%

REVENUES

Total consolidated revenues for the second quarter of fiscal year 2014 of $491.3 million decreased $9.4 million, or 1.9%, as compared to the year-ago quarter.  For the first six months of fiscal year 2014, total consolidated revenues decreased $38.4 million or 3.9% to $942.2 million. Revenues decreased within the Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships. This decrease was partially offset by revenue increases within the Medical and Healthcare and International and Professional Education segments as a result of growth in total student enrollments and tuition price increases.  In addition, the two most recent additions to DeVry Brasil, Faculdade do Vale do Ipojuca (Favip) which was acquired on September 3, 2012, and Faculdade Diferencial Integral (Facid) which was acquired on July 1, 2013, contributed to offsetting the revenue decline during the first six months of fiscal year 2014.

Management expects that total revenues will be down for fiscal year 2014 as compared to fiscal year 2013, driven by the impact from declines in new and total student enrollments within DeVry University experienced in fiscal year 2013 and which have continued into fiscal year 2014 and are expected to continue into the second half of fiscal year 2014. These lower revenues will be partially offset by anticipated revenue growth within DeVry Group’s other educational institutions.

Business, Technology and Management

Revenues in DeVry Group’s Business, Technology and Management segment, which is comprised solely of DeVry University,  decreased 14.4% to $239.9 million in the second quarter and declined  16.4% to $472.2 million for the first six months of fiscal year 2014 as compared to the year-ago periods as a result of a decline in student enrollments and increased scholarships.  This trend is expected to continue into the remainder of fiscal year 2014 which will result in lower revenues for the year.  Key trends in enrollment and tuition pricing are set forth below.

Undergraduate new student enrollment by term:
•	Decreased by 24.7% from July 2012 (7,532 students) to July 2013 (5,674 students);

•	Increased by 0.1% from September 2012 (6,580 students) to September 2013 (6,589 students);

•	Decreased by 12.0% from November 2012 (5,482 students) to November 2013 (4,824 students); and

•	Decreased by 7.9% from January 2013 (5,330 students) to January 2014 (4,911 students),

Undergraduate total student enrollment by term:
•	Decreased by 16.1% from July 2012 (50,503 students) to July 2013 (42,374 students);

•	Decreased by 16.3% from September 2012 (56,086 students) to September 2013 (46,966 students);

•	Decreased by 11.7% from November 2012 (49,515 students) to November 2013 (43,726 students): and

•	Decreased by 15.1% from January 2013 (53,138 students) to January 2014 (45,097 students).

Graduate coursetaker enrollment, principally the Keller Graduate School of Management:
The term “coursetaker” refers to the number of courses taken by a student.  Thus, one student taking two courses is counted as two coursetakers.

•	Decreased by 18.0% from the July 2012 session (19,635 coursetakers) to the July 2013 session (16,107 coursetakers); and

•	Decreased by 18.8% from the September 2012 session (22,072 coursetakers) to the September 2013 session (17,925 coursetakers).

•	Decreased by 14.1% from the November 2012 session (19,540 coursetakers) to the November 2013 session (16,778 coursetakers).

•	Decreased by 18.0% from the January 2013 session (21,131 coursetakers) to the January 2014 session (17,322 coursetakers).

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

Management believes the decreases in enrollments were due to lower demand from DeVry University’s target student segment driven by the prolonged low level of economic growth, persistent higher levels of unemployment, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. In addition, management believes heightened competition from both public-sector and private-sector education providers contributed to the decreases in DeVry University undergraduate and graduate enrollments. To improve performance at DeVry University, management is executing a turnaround plan which includes:

•	Sharpening DeVry University’s value proposition which is educational quality, career outcomes and exceptional student support;
•	Aligning the cost structure with enrollment levels; and
•	Strategic use of scholarships to attract new students and improve student persistence.

In aligning the cost structure, management is focused on increasing efficiencies.  Over the past year DeVry Group has reduced costs through staffing adjustments.  Management has made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction.  Management is also focused on process redesign and restructuring in areas such as student finance.

The plan to stabilize enrollments includes communication of DeVry University’s value proposition, which is educational quality, career prospects and high levels of student service. This communication plan includes integrated university-wide efforts at key points in the year. A September 2013 “call to action event” included the new Career Catalyst Scholarship. Under the Career Catalyst Scholarship, DeVry University committed more than $15 million over the following three-year period to scholarships that will be awarded to qualifying students who enrolled in the September 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree.  Students qualifying for DeVry University’s Career Catalyst Scholarship will be eligible to receive scholarship awards in progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award can increase up to $7,000. For the third year, the award can increase to $8,000. As a result of positive results from this program in attracting and retaining successful students, DeVry University will again offer this Career Catalyst Program to qualifying students that enroll in the March 2014 session.

Management continues to execute a program strategy that focuses resources on providing students of DeVry University with strong programs in high-growth fields. This program strategy is a priority designed to provide students with successful outcomes.

DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students along with better educating prospective students on the value of a college degree. Tuition rates for fiscal year 2014 at DeVry University remain unchanged from those of fiscal year 2013. Enhanced use of technology is also expected to increase the effectiveness of the student recruiting process.

Medical and Healthcare

Medical and Healthcare segment revenues increased 13.5% to $190.4 million in the second quarter and increased 12.3% to $366.3 million for the first six months of fiscal year 2014 as compared to the prior year period.  Higher total student enrollments at several of the institutions that comprise this segment (Chamberlain College of Nursing (“Chamberlain”) and DeVry Medical International (which is composed of Ross University Schools of Medicine and Veterinary Medicine and American University of the Caribbean School of Medicine (“AUC”))) were the key drivers of the segment revenue growth.  Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below. See discussion following the enrollment information for explanation of the trends.

DeVry Medical International new student enrollment by term:
•	Decreased by 19.4% from May 2012 (643 students) to May 2013 (518 students);

•	Increased by 5.7% from September 2012 (925 students) to September 2013 (978 students); and

•	Decreased by 3.5% from January 2013 (603 students) to January 2014 (582 students).

DeVry Medical International total student enrollment by term:
•	Decreased by 2.4% from May 2012 (5,944 students) to May 2013 (5,800 students);

•	Increased by 4.0% from September 2012 (6,209 students) to September 2013 (6,458 students); and

•	Increased by 5.6% from January 2013 (6,318 students) to January 2014 (6,673 students).

Chamberlain College of Nursing new student enrollment by term:
•	Decreased by 34.9% from July 2012 (1,974 students) to July 2013 (1,285 students);

•	Increased by 108.0% from September 2012 (1,625 students) to September 2013 (3,380 students);

•	Decreased by 8.0% from November 2012 (2,121 students) to November 2013 (1,952 students); and

•	Increased by 65.1% from January 2013 (2,120 students) to January 2014 (3,501 students).

Chamberlain College of Nursing total student enrollment by term:
•	Increased by 16.5% from July 2012 (10,852 students) to July 2013 (12,648 students);

•	Increased by 30.2% from September 2012 (12,050 students) to September 2013 (15,690 students);

•	Increased by 28.5% from November 2012 (12,247 students) to November 2013 (15,732 students); and

•	Increased by 32.2% from January 2013 (13,714 students) to January 2014 (18,136 students).

Carrington new student enrollment by term:
•	Decreased by 1.5% from June 2012 (1,632 students) to June 2013 (1,607 students);

•	Decreased by 19.5% from September 2012 (3,396 students) to September 2013 (2,733 students);

•	Decreased by 3.2% from December 2012 (1,763 students) to December 2013 (1,706 students).

Carrington total student enrollment by term:
•	Increased by 9.6% from June 2012 (6,486 students) to June 2013 (7,111 students);

•	Increased by 1.0% from September 2012 (7,628 students) to September 2013 (7,706 students); and

•	Decreased by 0.6% from December 2012 (7,405 students) to December 2013 (7,358 students).

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

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. Also, there currently exists a supply and demand imbalance in medical education. Over the past few semesters, DeVry Medical International new student enrollments were negatively impacted by a transition of key roles within marketing and enrollment management. Management believes that the historical enrollment increases at DeVry Medical International have resulted from the reputation of its academic programs and student outcomes, enhancements made to its marketing and recruiting functions, and steps taken to meet student demand such as adding faculty and classrooms which reduced capacity constraints that existed in the prior fiscal year. Management expects positive enrollment trends to continue in the low single digits; however, heightened competition may adversely affect DeVry Medical International’s ability to continue to attract qualified students to its programs.

Continued demand for nurses positively influenced career decisions of new students towards this field of study.  The historical trend of increases in new student enrollments is attributable to increased demand for its RN-to-BSN online completion program, the addition of several new campus locations, capacity expansion and organic growth at existing locations and the introduction of new graduate degree programs. New student enrollment at Chamberlain for the July 2013 and November 2013 terms as compared to the July 2012 and November 2012 terms were impacted by the realignment of the academic calendar, with September, January and May intakes. As a result there were no onsite enrollments for the July and November terms. These enrollments were shifted to the September 2013 and the January 2014 terms which partially accounts for the 110 percent increase in new student enrollments from September 2012 to September 2013.

Management believes the declines in total student enrollments experienced at Carrington in previous fiscal years were the result of heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make targeted investments in enhancing its students’ academic experience. These initiatives contributed to growth in new student enrollments for several successive terms in fiscal year 2013, which resulted in an increase in total student enrollment for four consecutive terms through September 2013. In the June 2013 term, new student enrollments declined as a result of the decision to focus Carrington’s program offerings and suspend recruiting for certain non-core programs.  In the September 2013 term, new student enrollments decreased as a result of the number of session starts in the current year period as compared to the year-ago period. During the first quarter of fiscal year 2014, Carrington had four session starts as compared to five in the year-ago period. The decrease in new student enrollments for the December 31, 2013 term compared to the year-ago period was also a result of the narrowed program focus.  Total student enrollments for the December 31, 2013 term decreased from the year-ago period due to the declines in new student enrollments for the past three terms.

International and Professional Education

International and Professional Education segment revenues rose 16.6% to $61.4 million in the second quarter and increased 17.3% to $105.2 million for the first six months of fiscal year 2014 as compared to the prior year.  DeVry Brasil was the primary driver of revenue growth in this segment primarily due to the recent acquisitions of Favip, which was acquired on September 3, 2012 and Facid, which was acquired on July 1, 2013. Becker Professional Education revenues grew, driven primarily by increases in Becker CPA self-study revenues. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil new student enrollment by term:
•
Decreased by 9.4% from September 2012 (4,179 students) to September 2013 (3,785 students).  The acquisition of Facid accounted for 309 new students. Excluding the impact of the Facid acquisition, new student enrollments decreased by 16.8%.

DeVry Brasil total student enrollment by term:
•
Increased by 11.4% from September 2012 (26,343 students) to September 2013 (29,340 students).  The acquisition of Facid accounted for 2,582 new students. Excluding the impact of the Facid acquisition, total student enrollments increased by 1.6%.

A large percentage of DeVry Brasil’s program offerings are subject to limitations by Brazil’s Ministry of Education as to the number of students who can be enrolled in the programs. The new student enrollment decline experienced in the September 2013 term was primarily the result of a temporary admissions restriction for three programs at one of its institutions, Area 1. As of December 31, 2013, these restrictions have been removed for two of the three programs. Management has applied for approval to have the third enrollment limitation removed and expects this to occur within the next several months.

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

DeVry Group’s Cost of Educational Services increased 1.2% to $243.0 million during the second quarter and grew 1.1% to $484.7 million during the first six months of fiscal year 2014 as compared to the respective year-ago periods.  Lower Costs of Educational Services within DeVry University and Carrington as a result of savings from cost reduction measures were offset by the increase in costs necessary to support the operations of the growth institutions. This increase includes costs that were incurred to support a higher number of total student enrollments for Chamberlain as compared to the prior year and the need to support continued growth at DeVry Medical International and DeVry Brasil. The costs at DeVry Brasil include the full six month’s effect of expense from the acquisition of Favip, which was acquired on September 3, 2012, compared to four months of expense in fiscal year 2013, along with the expenses of Facid, which was acquired on July 1, 2013.

As a percentage of revenue, Cost of Educational Services increased to 49.5% in the second quarter of fiscal year 2014 from 48.0% during the prior year period.  For the first six months of fiscal year 2014, Cost of Educational Services increased to 51.4% from 48.9% during the prior year period. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense increased 0.7% to $185.0 million during the second quarter and declined 0.2% to $374.2 million during the first six months of fiscal year 2014 as compared to the respective year-ago periods.  The increase in the second quarter was mainly the result of higher costs necessary to support the operations of DeVry Group’s growth institutions (DeVry Medical International, Chamberlain, DeVry Brasil, and Becker Professional Education).  This increase was enough to offset the decrease in expenses from cost reduction measures (workforce reductions and reduced project spending). For the first six months of fiscal year 2014, these reductions more than offset the expense growth from the most recent acquisitions of Favip and Facid and the increase in costs necessary to support the operations of the growing institutions. Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased by $0.8 million during the second quarter and decreased $1.4 million for the first six months of fiscal year 2014 as compared to the respective year-ago periods.  Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 37.7% in the second quarter of fiscal year 2014 from 36.7% during the year-ago quarter.  For the first six months of fiscal year 2014, Student Services and Administrative Expense increased to 39.7% from 38.2% during the prior year period. The increase was the result of decreased operating leverage from declining revenues primarily at DeVry University.

Gain on the Sale of Assets

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago.  The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

Restructuring Expenses

During the second quarter of fiscal year 2014, DeVry Medical International and Carrington recorded charges related to real estate consolidations of $0.3 million and $4.4 million, respectively. During the first quarter of fiscal year 2014, DeVry Group implemented a reduction in its workforce that resulted in a pre-tax charge of $10.4 million that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $1.3 million were recorded in the first quarter of fiscal year 2014. These restructuring costs were allocated to the segments in the first six months as follows: $8.0 million to Business Technology and Management, $5.5 million to Medical and Healthcare, $2.9 million to the DeVry Group home office which is classified as “Depreciation and Other” in “Note 13 - Segment Information” to the consolidated financial statements of this Form 10-Q.

Cash payments for these charges were approximately $10.6 million for the six months ended December 31, 2013. The remaining accrual for these charges is $17.9 million as of December 31, 2013.  The balance is expected to be paid within the next 12 months.

OPERATING INCOME

Total consolidated operating income from continuing operations for the second quarter of fiscal year 2014 of $58.6 million decreased 12.8% as compared to the prior year quarter.  For the first six months of fiscal year 2014, total consolidated operating income of $68.8 million decreased 41.0% as compared to the prior year period. For the first six months, the operating income decline was experienced at the Business, Technology and Management and the International and Professional Education segments. The largest driver of the decline in operating income during fiscal year 2014 was the revenue decline at DeVry University and the restructuring expenses.  This decline more than offset the increases in revenue and operating income resulting from recent acquisitions and growth in other institutions. The revenue decline was partially offset by the decrease in expenses from cost reduction measures, as discussed above. Operating income also declined for the first six months at DeVry Brasil primarily driven by investments for expansion and growth. This decline at DeVry Brasil began to reverse in the second quarter as operating leverage increased. This also resulted in a second quarter increase in operating income for the International and Professional Education segment of which DeVry Brasil is a part.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 74.4% to $9.9 million during the second quarter of fiscal year 2014, as compared to the year-ago quarter.  The Business, Technology and Management segment generated an operating loss in the first six months of fiscal year 2014 of $1.1 million compared to operating income of $64.4 million during the first six months of fiscal year 2013. The decrease in operating income was the result of lower revenue and decreased operating leverage and a restructuring charge of $8.0 million in the first quarter of fiscal year 2014 (as discussed earlier).  Total segment expenses for the second quarter and first six months of fiscal year 2014, excluding the restructuring charges and gain on the sale of assets decreased 4.6% and 6.6% as compared to the respective year-ago periods, as a result of savings from cost reduction measures, as discussed above. Excluding special charges and the gain on the sale of assets, the Business, Technology and Management segment generated operating income of $4.9 million during the first six months of fiscal year 2014. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs. Management believes that consolidations of DeVry University locations and further cost control measures will be necessary for the remainder of fiscal year 2014 and beyond if enrollments continue to decline.

Medical and Healthcare

Medical and Healthcare segment operating income increased 32.2% to $35.3 million during the second quarter of fiscal year 2014, and grew 17.2% to $60.8 million during the first six months of fiscal year 2014 as compared to the year-ago periods.  The increase in operating income was the result of increased operating earnings at DeVry Medical International and Chamberlain as a result of increased revenues which were partially offset by investments to drive future enrollment growth. Also operating losses at Carrington decreased as a result of higher total student enrollments as compared to the year-ago quarter and six month period, and cost reduction measures, as discussed above.

International and Professional Education

International and Professional Education segment operating income increased 7.8% to $16.4 million during the second quarter of fiscal year 2014 as compared to the year ago quarter.  For the first six months of fiscal year 2014, the International and Professional Education segment recorded operating income of $17.5 million as compared to operating income of $18.6 million in the year-ago period.  The decreased operating results for the six months were primarily driven by investments for expansion and growth.

NET INTEREST (EXPENSE) INCOME

Interest income for the second quarter and first six months of fiscal year 2014 of $0.3 million and $0.9 million, respectively, was consistent with the year-ago periods.

Interest expense increased by $0.3 million in the second quarter of fiscal year 2014 and decreased by $0.2 million during the first six months of fiscal year 2014 as compared to the respective year-ago periods.  The changes in interest expense are attributable to fluctuations in interest rates at DeVry Brasil where interest is accrued on earn-outs and installment payments related to recent acquisitions, as discussed above.

INCOME TAXES

Taxes on income from continuing operations were 14.7% of pretax income for the second quarter and 15.1% for the first six months of fiscal year 2014, compared to 21.9% for the second quarter and 25.3% for the first six months of fiscal year 2013.  The lower effective tax rate in the second quarter and first six months of fiscal year 2014 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s subsidiaries, Ross University School of Medicine (RUSM), incorporated under the laws of the Commonwealth of Dominica, Ross University School of Veterinary Medicine (RUSVM), incorporated under the laws of the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, American University of the Caribbean School of Medicine (AUC), incorporated under the laws of St. Maarten, and DeVry Brasil, incorporated under the laws of Brazil all benefit from local tax incentives. RUSM and  RUSVM have agreements with their respective domestic governments that exempt them from local income taxation.  Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students. AUC’s effective tax rate reflects benefits derived from investment incentives.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at Ross University School of Medicine, Ross University School of Veterinary Medicine, AUC and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In the fourth quarter of fiscal year 2013, management determined that the operations of AAI no longer aligned with the strategic direction of DeVry Group. At that time, management committed to divest the AAI business.   As a result, it was determined that the net assets of AAI would be classified as “held for sale” in the Consolidated Balance Sheets and the results of operations of AAI would be classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations retroactive to full fiscal year 2013.

In the first quarter of fiscal year 2014, management wrote down the net assets of AAI to their fair market value based on the estimated selling price of the assets as of September 30, 2013. As a result of its review of the preliminary purchase offers for the assets of the business, management determined that the market value of this business had been significantly diminished.  This resulted in a $13.5 million pre-tax impairment charge. In December 2013, the assets of AAI were sold for $2.0 million which was approximately $0.4 million higher than the fair value of the net assets on the date of the sale. This gain on the sale was recorded in the second quarter of fiscal year 2014 and is included in the Loss from Operations of Divested Component in the Consolidated Statements of Income.

 The reported loss on discontinued operations in the second quarter of fiscal year 2014 is comprised of $1.8 million in operating losses and a pre-tax gain of $0.4 million recorded on the sale of AAI’s net assets. The reported loss on discontinued operations in the first six months of fiscal year 2014 is comprised of $4.6 million in operating losses and a pre-tax impairment charge of $13.1 million for the net fair market write-down of AAI’s net assets.

See “Note 3 – Assets and Liabilities of Divested Business and Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry Group’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. Private loans as a percentage of DeVry Group’s total revenue are relatively small. DeVry Group continues to pursue available financing options for its students, including DeVry Group’s institutional loan programs.

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2013 and 2012, respectively.

	Fiscal Year
	2013	2012
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	66%	69%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	32%	29%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable peak immediately after bills are issued each session. Historically, accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of June.

At December 31, 2013, total accounts receivable, net of related reserves, was $117.8 million compared to $118.3 million at December 31, 2012. The decrease in net accounts receivable was attributable to revenue declines at DeVry University, partially offset by the impact of continued revenue growth at Chamberlain and DeVry Brasil as well as increases in federal funds receivable at DeVry University.

Financial Aid

Like other higher education institutions, DeVry Group is highly dependent upon the timely receipt of federal financial aid funds. All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education.  If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected.  Please see Item 1A Risk Factors in the Annual Report on Form 10-K, for a discussion of student financial aid related risks. In addition, please see Item 1A Risk Factors in this Quarterly Report on Form 10-Q for an update on the discussion of the U.S. Department of Education negotiated rule making committee process on Gainful Employment.

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the United States, Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities.  Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against any DeVry Group institution.  A comprehensive program review of DeVry University’s administration of its Title IV programs, initiated in May 2011, was completed in September 2013 with no material adverse findings.

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

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2013 and 2012, respectively.

	Fiscal Year
	2013	2012
DeVry University:
Undergraduate	72%	75%
Graduate	70%	73%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	87%	89%
Chamberlain College of Nursing	66%	66%
Carrington College	79%	80%
Carrington College California	81%	81%
American University of the Caribbean School of Medicine	80%	81%

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2013, cash in the amount of $11.9 million was held in restricted bank accounts, compared to $3.9 million at December 31, 2012.  The increase is due to timing of transfers from restricted cash to the unrestricted accounts.

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

For the past several years, DeVry Group’s composite score has exceeded the required minimum of 1.5. If DeVry Group were unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry Group could be subject to heightened monitoring or required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Cash from Operations

Cash generated from continuing operations in the first six months of fiscal year 2014 was $113.3 million, compared to $185.9 million in the year-ago period.  This decrease in operating cash flows from continuing operations was primarily the result of a $28.6 million decrease from the prior year in net income from continuing operations. Also contributing to the decrease in cash generated from continuing operations were changes in prepaid expenses, accounts payable and accrued expenses that were $30.3 million less than the year-ago changes. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles. Another factor in the decrease in operating cash flows were changes in net accounts receivable, deferred and advance tuition and restricted cash that were $4.4 million less than prior year changes. The receivables balance increased due to the impact of revenue growth primarily at Chamberlain and DeVry Brasil as compared to the year-ago period.

Cash Used in Investing Activities

Capital expenditures for continuing operations in the first six months of fiscal year 2014 were $33.4 million compared to $47.2 million in the year-ago period.  The decrease in capital spending was driven by a focus on prudent capital deployment.  DeVry Group continues to invest capital in facility expansion at the Ross University School of Medicine and the Ross University School of Veterinary Medicine and AUC; spending for the new Chamberlain campuses and expanding existing facilities; and facility improvements at DeVry University and DeVry Brasil.

 Capital spending for the remainder of fiscal year 2014 is expected to support continued investment in academic quality at Ross University School of Medicine, Ross University School of Veterinary Medicine and AUC; and facility improvements and planned new locations for Chamberlain and DeVry Brasil.  Management anticipates full year fiscal year 2014 capital spending to be in the $90 to $100 million range.

On July 1, 2013, DeVry Brasil acquired the stock of Faculdade Diferencial Integral (“Facid”).  Under the terms of the agreement, DeVry Brasil paid approximately $16.1 million in cash in exchange for the stock of Facid. In addition, DeVry Brasil is required to make additional payments of approximately $9.0 million over the next four years. Facid currently serves approximately 2,500 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid joins DeVry Brasil, which now operates six institutions at 13 campuses in northeast Brazil. With the addition of Facid, these institutions provide education programs to nearly 30,000 students. Along with its M.D. program, Facid offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program.

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago.  The net proceeds on this sale were approximately $6.7 million which resulted in the recording of a pre-tax gain of $1.9 million in the first six months of fiscal year 2014.

 Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $262.0 million at December 31, 2013, included approximately $198.4 million of cash attributable to DeVry Group’s international operations.  It is DeVry Group’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States.  Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments.  In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded with bank approval to $550 million at the option of DeVry Group.  For the first six months of fiscal year 2014, cash flows from domestic operating activities were approximately $29 million which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $15.8 million of domestic capital investment and pay dividends of $10.9 million in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 5, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry Group, can be increased to $550 million. Borrowings under this agreement will bear interest at prime rate or at LIBOR, at the option of DeVry Group, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. DeVry Group’s letters of credit outstanding under the revolving credit facility were approximately $13.2 million as of December 31, 2013.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreement. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry Group was in compliance with all debt covenants as of December 31, 2013.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV, Favip and Facid (see “Note 7: Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements as various conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2014.  DeVry Group had no open derivative positions at December 31, 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance is effective for the fiscal years and interim periods beginning after December 15, 2013 with early adoption permitted. Management is in the process of evaluating the effects of this guidance but does not believe it will have a significant impact on DeVry Group’s consolidated financial statements.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DeVry Group is not dependent upon the price levels, nor affected by fluctuations in pricing, of any particular commodity or group of commodities. However, more than 50% of DeVry Group’s costs are in the form of employee wages and benefits. Changes in employment market conditions or escalations in employee benefit costs could cause DeVry Group to experience cost increases at levels beyond what it has historically experienced.

The financial position and results of operations of Ross University’s Caribbean operations as well as those of AUC are measured using the U.S. dollar as the functional currency. Substantially all Ross University and AUC financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of DeVry Group’s Canadian educational operations are measured using the Canadian dollar as the functional currency. The Canadian operations have not entered into any material long-term contracts to purchase or sell goods and services.  DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Canadian dollar.  Because Canada-based assets and liabilities constitute less than 1.0% of DeVry Group’s overall assets and liabilities, changes in the value of Canada’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations or financial position. Based upon the current value of the net assets in the Canadian operations, a change of $0.01 in the value of the Canadian dollar relative to the U.S. dollar would result in a translation adjustment of less than $100,000.

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency.  DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions.  Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real.  Since Brazilian-based assets constitute approximately 8.9% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 8.0% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry Group’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations; however, the volatility of the Brazilian Real over the past 12 months resulted in a $20.0 million charge to Accumulated Other Comprehensive Income over that time period and a charge of $9.8 million for the first six months of fiscal year 2014. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $3.5 million.

The interest rate on DeVry Group’s revolving credit facility is based upon prime rate or LIBOR for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At December 31, 2013, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenues or accounts receivable.

DeVry Group’s cash is held in accounts at various large, financially secure depository institutions. Although the amount on deposit at a given institution typically will exceed amounts subject to guarantee, DeVry Group has not experienced any deposit losses to date, nor does management expect to incur such losses in the future.

ITEM 4 — CONTROLS AND PROCEDURES

Principal Executive and Principal Financial Officer Certificates

The required compliance certificates signed by the DeVry Group’s CEO and CFO are included as Exhibits 31 and 32 of this Quarterly Report on Form 10-Q.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to help ensure that all the information required to be disclosed in DeVry Group’s reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the applicable rules and forms.

DeVry Group’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that DeVry Group’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act)  are effective to ensure that information required to be disclosed in the reports that DeVry Group files or submits under the Exchange Act is (i)  recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) is accumulated and communicated to DeVry Group’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of fiscal year 2014 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

PART II – Other Information

ITEM 1 – LEGAL PROCEEDINGS

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

The Boca Raton Firefighters’ and Police Pension Fund filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between October 25, 2007, and August 13, 2010. Plaintiff filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiff claimed in the First Amended Complaint that DeVry Group, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry Group’s student enrollment and revenues and artificially inflating DeVry Group’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting plaintiff leave to file a second amended complaint by May 4, 2012.

On May 4, 2012, the plaintiff again amended its allegations in the Shareholder Case (the “Second Amended Complaint”). The Second Amended Complaint alleged a longer putative class period of October 27, 2007 to August 11, 2011, but narrowed the scope of the alleged fraud significantly as compared to the previous two complaints. Plaintiff focused exclusively on DeVry Group’s practices for compensating student Admissions Advisors, alleging DeVry Group misled the market by failing to disclose that its compensation practices violated federal law and by making affirmative misrepresentations that DeVry Group complied with compensation regulations.  The Second Amended Complaint was subsequently corrected to add an additional plaintiff, West Palm Beach Firefighters’ Pension Fund, in response to DeVry Group’s challenge of plaintiff’s standing to complain about statements DeVry Group made after plaintiff had purchased its stock.

On July 10, 2012, DeVry Group filed a Motion to Dismiss the corrected Second Amended Complaint.  On March 27, 2013, Judge Grady granted DeVry Group’s Motion to Dismiss and entered judgment in favor of DeVry Group and against plaintiffs.  Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel.  On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal; however, the appeal has been stayed pending Judge Grady’s resolution of the sanctions issue. The issue of sanctions was fully briefed by the parties as of May 17, 2013, and remains under consideration by Judge Grady.

DeVry Group was served on October 11, 2013, with a complaint in a qui tam action filed under the federal False Claims Act and the Minnesota False Claims Act by two former employees of a customer of DeVry Group’s subsidiary, Advanced Academics, Inc. (“AAI”).  The lawsuit, United States and the State of Minnesota ex rel. Jill Bachmann and Shelley Madore v. Minnesota Transitions Charter Schools, Advanced Academics, Inc., DeVry Education Group Inc., and MN Virtual High School, CA No. 12-cv-01359-DWF-JSM, was filed in the United States District Court for the District of Minnesota.  The complaint was filed on June 6, 2012 but kept under seal in order for the federal and Minnesota state governments to investigate the allegations and determine if they wished to intervene in the action and pursue the alleged claims.    Both the federal and Minnesota state governments declined to intervene, thereby giving the plaintiffs the choice to pursue the alleged claims on behalf of the state and federal governments.  The complaint was unsealed and made public on June 6, 2013.  The complaint relates to certain federal and state funding received by Minnesota Transitions Charter Schools and MN Virtual High School.  The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received certain state and federal funding, which depended on the accurate reporting of student enrollment data.  The complaint alleges that Minnesota Transitions Charter Schools and MN Virtual High School received more funding from the federal and state governments for special education and other services than they should have received in 2008, 2009 and 2010 as a result of allegedly non-compliant practices arising from the reporting of student enrollment data.  The complaint further alleges that all schools of defendant Minnesota Transitions Charter Schools received over $75 million in total state and federal funding during fiscal years 2008 to 2010, a portion of which related to the school for which AAI provided services; plaintiff does not quantify what portion of the $75 million was obtained as a result of the allegedly fraudulent practices.  The complaint alleges that AAI provided certain curriculum and other services to MN Virtual High School and operated the school.  The only reference to DeVry Group in the complaint pertains to its status as the parent corporation to AAI.  An agreement in principle was reached in January of 2014 that fully and finally resolves all claims asserted in this matter against DeVry Group and AAI.  The settlement is expected to be concluded and the litigation dismissed by stipulation sometime in DeVry Group’s third quarter of fiscal year 2014.

Although DeVry Group believes that the appeal of the dismissed Shareholder Case is without merit, the ultimate outcome of pending litigation is difficult to predict. DeVry Group will vigorously defend any appellate proceedings which may proceed in the Shareholder Case.  At this time, DeVry Group does not expect that the outcome of  the appeal of the dismissal of the Shareholder Case or any other pending lawsuits will have a material effect on its cash flows, results of operations or financial position.

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and requires DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. The Massachusetts demand was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and requires DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007.  The timing or outcome of the investigations, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factor described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, which could materially affect DeVry Group’s business, financial condition or future results, should be carefully considered.  Such risks are not the only risks facing DeVry Group.  Additional risks and uncertainties not currently known to DeVry Group or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

DeVry Group’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

At December 31, 2013, intangible assets from business combinations totaled $293.7 million, and goodwill totaled $514.8 million.  Together, these assets equaled approximately 40% of total assets as of such date.  If DeVry Group’s or any of its subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $293.7 million of intangible assets and up to $514.8 million of goodwill.

The U.S. Department of Education may adopt gainful employment regulations that could cause programs at some of our institutions to lose access to federal financial aid.

As a provider of higher education, DeVry Group is subject to extensive regulation on both the federal and state levels.  In particular, the Higher Education Act, as amended and reauthorized, (“the Higher Education Act”) subjects DeVry Group’s U.S. degree granting institutions (DeVry University, Chamberlain College of Nursing, Carrington College and Carrington College California) and all other higher education institutions, including DeVry Group’s Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine, that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.

To participate in Title IV, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”), and be certified by the ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement.  If any DeVry Group institution were to lose its Title IV eligibility the impacted institution would experience a dramatic and adverse decline in revenue and would be unable to continue business as it is currently conducted.  In the fall of 2009, the ED initiated the process of negotiated rulemaking with respect to Program Integrity Issues to consider changes to certain provisions of the regulations governing the Title IV Programs.   The resulting program integrity rules promulgated in October 2010 and June 2011 address fourteen topics, including standards for programs that prepare students for gainful employment in a recognized occupation, commonly referred to as “gainful employment.”  On June 30, 2012, the U.S. District Court for the District of Columbia, in the case captioned Association of Private Sector Colleges and Universities (APSCU) v. Duncan, issued a decision that vacated most of the gainful employment regulations that the ED published on October 29, 2010 and June 13, 2011 and remanded those regulations to the ED for further action. On June 12, 2013, the ED announced its intention to establish a negotiated rulemaking committee to negotiate the rules vacated by the Court.  The negotiated rulemaking panel met three times, in September, November and December of 2013.   At its final meeting, the ED called for a vote on proposed rules developed over the course of the rulemaking sessions and the rulemaking panel failed to reach consensus.  Because the panel failed to agree on the proposed rule, the ED is free to issue proposed gainful employment regulations free of any of the recommendations agreed to within the negotiated rulemaking process.  We cannot predict with certainty whether the ED ultimately will propose new gainful employment regulations, whether proposed regulations, if issued, will become final following the required public comment period, the timeframe in which any such final regulations would be promulgated and become effective, the final content of such new regulations, whether they would be challenged in court, or whether they will withstand legal challenge.

If final rules are promulgated by the ED in a manner that withstands challenge, such new gainful employment regulations might, at the point that they become effective, limit the ability of our institutions to offer current programs or offer new programs in accordance with their operating and strategic plans.   Such programs may be determined to be out of compliance with new gainful employment regulations, and ultimately at risk for loss of Title IV funding, when they become effective.  In addition, programs that are in compliance with new gainful employment regulations when they become effective could later become at risk for loss of Title IV funding eligibility due to factors beyond our control, such as changes in the actual or deemed income level of our graduates, changes in student borrowing levels, increases in interest rates, changes in the federal poverty income level relevant for calculating discretionary income, changes in the percentage of our former students who are currently in default on their student loans, and other factors.  Our exposure to these external factors could reduce our ability to offer or continue certain types of programs for which there is market demand, and therefore could impact our ability to maintain or grow our business.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity
Securities

Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
			Announced	Purchased Under the
	Total Number of	Average Price	Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs (1)	(1)
October 2013	-	$-	-	$-
November 2013	-	$-	-	-
December 2013	-	$-	-	-
Total	-	$-	-	$79,723,028

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $79,723,028 million as of December 31, 2013. DeVry Group suspended repurchases under this plan in May 2013.

Other Purchases of Equity Securities

			Total Number
			of Shares	Approximate Dollar
			Purchased as	Value of Shares that
			Part of Publicly	May Yet Be
			Announced	Purchased Under the
	Total Number of	Average Price	Plans or	Plans or Programs
Period	Shares Purchased	Paid per Share	Programs (2)	(2)
October 2013	-	$-	N/A	N/A
November 2013	10,307	$35.23	N/A	N/A
December 2013	401	$34.02	N/A	N/A
Total	10,708	$35.19	N/A	N/A

(2) Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares pursuant to the terms of DeVry Group’s stock incentive plans.

ITEM 4 — MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6 – EXHIBITS

Exhibit 3.1	Restated Certificate of Incorporation of the Registrant, as amended

Exhibit 3.2	Amended and Restated By-laws of DeVry Education Group Inc., as amended as of November 6, 2013 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated November 6, 2013)

Exhibit 10.1	DeVry Education Group Inc. Second Amended and Restated Incentive Plan of 2013 (incorporated by reference to the Registrant’s Registration Statement on Form S-8 dated December 20, 2013)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Education Group Inc.

Date: February 4, 2014	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President, Chief Financial Officer
(Principal Financial Officer) and Treasurer

Date: February 4, 2014	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting
Officer (Principal Accounting Officer)

