Form 10-K
period 2014-06-30
DEVRY EDUCATION GROUP INC.
filed 2014-08-27
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2014

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

December 31, 2013 - $2,202,948,169

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

August 20, 2014 — 63,703,000 shares of Common Stock, $0.01 par value

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on November 6, 2014, are incorporated into Part III of this Form 10-K to the extent stated herein.

DeVry Education Group Inc.

ANNUAL REPORT ON FORM 10-K

FISCAL YEAR ENDED JUNE 30, 2014

FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K, including those that affect DeVry Education Group’s (“DeVry Group’s”) expectations or plans, may constitute forward-looking statements subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “plans,” or other words or phrases of similar import. Actual results may differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described more fully in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.” The forward-looking statements should be considered in the context of the risk factors referred to above and discussed elsewhere in this Form 10-K. Furthermore, forward-looking statements speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we are not under any obligation to update any forward-looking information—whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW OF DEVRY EDUCATION GROUP INC.

DeVry Education Group Inc. (“DeVry Group”) is a global provider of educational services. DeVry Group's purpose is to empower its students to achieve their educational and career goals. DeVry Group’s institutions offer a wide array of programs in business, healthcare and technology and serve students in postsecondary education as well as accounting and finance professionals.

DeVry Group’s vision is to become a leading global provider of career-oriented educational services. DeVry Group will create value for society and all of its stakeholders by offering superior, responsive educational programs that are supported by exceptional services to its students, and delivered with integrity and accountability. Towards this vision, DeVry Group is proud to play a vital role in expanding access to higher education along with other institutions in the public, independent and private sectors.

To attain this vision, DeVry Group will continue to strive to achieve superior student outcomes by providing high quality education and student services; continue to grow and diversify into new program areas, levels and geographies; and build high-quality brands and infrastructure to compete in an increasingly competitive market.

DeVry Group operates three reporting segments. These segments are highlighted below.

Medical and Healthcare

The Medical and Healthcare segment includes DeVry Medical International, Chamberlain College of Nursing, and Carrington College.

DeVry Medical International

American University of the Caribbean School of Medicine, which was founded in 1978 and acquired by DeVry Group in August 2011, provides its students with high quality medical education. American University of the Caribbean School of Medicine is located in the country of St. Maarten and has graduated over 5,000 physicians.

Ross University School of Medicine, which was founded in 1978, and acquired by DeVry Group in May 2003, is one of the world’s largest providers of medical education. Ross University School of Medicine is located in the Caribbean country of Dominica with a location in Miami, Florida. Ross University School of Medicine has graduated more than 10,000 physicians.

Ross University School of Veterinary Medicine, which was founded in 1982, and acquired by DeVry Group in May 2003, is one of the largest providers of veterinary education. Ross University School of Veterinary Medicine is located in the country of St. Kitts and has graduated more than 3,000 veterinarians.

Chamberlain College of Nursing, formerly Deaconess College of Nursing, was founded in 1889 and acquired by DeVry Group in 2005. Chamberlain offers pre-licensure associate and bachelor’s degree programs in nursing at thirteen campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing online.

Carrington College

Carrington College, formerly comprised of Apollo College, founded in 1976, and Western Career College, founded in 1967, prepares students for careers in healthcare through certificate and associate degree programs at 17 campuses. DeVry Group acquired the parent organization of Carrington College in September 2008.

On July 3, 2014, Carrington College obtained approval from the Accrediting Commission for Community and Junior Colleges of the Western Association of Schools and Colleges (“ACCJC/WASC”) to consolidate 10 locations operating as Carrington College into Carrington College California’s accreditation and network of campuses. Before joining ACCJC/WASC, those locations operated under the Accrediting Council for Independent Colleges and Schools (ACICS). Effective July 16, 2014, Carrington College California obtained approval from ACCJC/WASC to change the name of the institution’s operating entity to Carrington College. Unless the context of the discussion requires otherwise, this change will be reflected in all further references to the operations of Carrington College as the use of Carrington College California will be discontinued and the operations will be referred to solely as Carrington College.

International and Professional Education

DeVry Brasil, based in the city of Fortaleza, State of Ceará, in the Northeast region of Brazil, is currently comprised of eight institutions: Fanor, Ruy Barbosa, ÁREA1, Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“UniFavip”), Faculdade Diferencial Integral (“Facid”), Faculdade DeVry Sao Luis (“Sao Luis”) and Faculdade DeVry Joao Pessoa (“Joao Pessoa”). These schools operate thirteen campuses located in six States in Northeastern Brazil, in the cities of: Salvador, Fortaleza, Recife, Caruaru, Teresina, Sao Luis and Joao Pessoa. DeVry Brasil’s institutions offer undergraduate and graduate programs mainly focused in business, management, medical, healthcare, law and engineering. DeVry Group completed its acquisition of a majority stake in DeVry Brasil in April 2009.

Becker Professional Education, founded in 1957 as Becker CPA Review and acquired by DeVry Group in 1996, is a global leader in professional education serving the accounting, finance, project management, and healthcare professions. Becker prepares candidates for the Certified Public Accountant (CPA), Association of Chartered Certified Accountants (ACCA), Chartered Institute of Management Accountants (CIMA), Diploma in International Financial Reporting, Project Management Professional (PMP), United States Medical Licensing Examination (USMLE) and the Comprehensive Osteopathic Medical Licensing Examination (COMLEX) certification examinations and offers continuing professional education programs and seminars. Classes are taught in more than 300 locations, including sites in 55 foreign countries and DeVry University teaching sites.

Business, Technology and Management

DeVry University, founded by Dr. Herman DeVry in 1931, provides high-quality, career-oriented master’s, bachelor’s and associate degree programs in technology, science, business, and the arts. DeVry University is one of the largest private, degree-granting, regionally accredited higher education systems in the United States with undergraduate and graduate degree programs offered on campus and online. Graduate degree programs in management are offered through DeVry University’s Keller Graduate School of Management.

Financial and descriptive information about DeVry Group’s operating segments is presented in Note 16, “Segment Information,” to the Consolidated Financial Statements. Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years then ended.

DeVry Group is incorporated under the laws of the State of Delaware. DeVry Group’s executive offices are located at 3005 Highland Parkway, Downers Grove, Illinois, 60515, and the telephone number is (630) 515-7700. “DeVry Group” refers to DeVry Education Group Inc. alone or with its subsidiaries, as the context requires. When this report uses the words “we” or “our,” it refers to DeVry Group and its subsidiaries unless the context otherwise requires.

DEGREE AND PROGRAM ENROLLMENTS

The following tables provide the percentage of enrollment by both degree and program for DeVry Group’s U.S. and Brazilian postsecondary educational institutions.

	Percent of Enrollment by Degree			Percent of Enrollment by Program
	Fall	Fall		Fall	Fall
	2013	2012		2013	2012
Doctoral	6.7%	5.4%	Medical and Health	38.6%	32.3%
Master's	19.2%	20.2%	Business	37.1%	41.3%
Bachelor's	55.5%	56.2%	Technology	22.0%	24.3%
Associate	13.0%	13.5%	Other	2.3%	2.1%
Certificate	5.6%	4.7%

OVERVIEW OF SEGMENT OPERATIONS

Medical and Healthcare

DeVry Medical International operates three institutions:

•	American University of the Caribbean School of Medicine confers the Doctor of Medicine (M.D.) degree.
•	Ross University School of Medicine confers the Doctor of Medicine (M.D.) degree; and
•	Ross University School of Veterinary Medicine confers the Doctor of Veterinary Medicine (D.V.M.) degree.

Together, the three schools had 5,925 students enrolled in the May 2014 semester.

American University of the Caribbean School of Medicine (“AUC”) provides high quality medical education to prospective physicians. AUC graduates are licensed and practicing medicine throughout the world. AUC medical students complete a two-year basic sciences program taught at AUC’s St. Maarten campus, followed by two years of clinical sciences taught at affiliated hospitals in the United States and England. AUC’s educational program is comparable to the educational programs offered at U.S. medical schools.

Ross University School of Medicine (“RUSM”) provides high quality medical education to prospective physicians. RUSM graduates practice medicine in the US, Canada and Puerto Rico. The mission of RUSM is to prepare highly dedicated students to become effective, successful physicians. RUSM accomplishes this by focusing on imparting the knowledge, skills, and values required for its students to establish a successful and satisfying career as a physician.

AUC and RUSM students complete a five-semester (approximately 20 months) concentrated study of medical sciences in modern classrooms and laboratories at campuses located in St. Maarten and Dominica, respectively. After students successfully complete Step 1 of the U.S. Medical Licensing Examinationtm, which assesses whether medical school students understand and can apply scientific concepts that are basic to the practice of medicine, they complete the remainder of the program by participating in clinical rotations under AUC and RUSM direction, and conducted at approximately 50 affiliated teaching hospitals or medical centers affiliated with accredited medical education programs in the United States, Canada and the United Kingdom.

AUC’s and RUSM’s respective medical education programs are comparable to the educational programs offered at U.S. medical schools. AUC’s and RUSM’s programs consist of three academic semesters per year — beginning in January, May and September — which allows the medical students to complete their basic science instruction in less time than they would at a U.S. medical school. The programs prepare students for general medical practice and provide the foundation for postgraduate specialty training, which is primarily received in the United States.

Ross University School of Veterinary Medicine (“RUSVM”) prepares highly dedicated students to become effective, successful veterinarians in the United States.

RUSVM students complete a seven-semester pre-clinical curriculum in a technologically advanced campus in St. Kitts. This program is structured to provide a veterinary education that is comparable to educational programs at U.S. veterinary schools. After completing their pre-clinical curriculum, RUSVM students enter a clinical clerkship lasting approximately 48 weeks under RUSVM direction at one of more than 20 affiliated U.S. Colleges of Veterinary Medicine. At AUC, RUSM and RUSVM, students are introduced to clinical experiences and clinical skills early in their respective curriculums.

Enrollment Trends

The following table provides historical enrollment data for DeVry Medical International.

	DeVry Medical International Student Enrollment Fiscal Year 2014			DeVry Medical International Student Enrollment Fiscal Year 2013
Term	Sept. 2013	Jan. 2014	May 2014	Sept. 2012	Jan. 2013	May 2013
New Students	978	582	555	925	603	518
% Change from Prior Year	5.7%	(3.5)%	7.1%	8.4%	0.3%	(19.4)%
Total Students	6,458	6,673	5,925	6,209	6,318	5,800
% Change from Prior Year	4.0%	5.6%	2.2%	2.1%	4.9%	(2.4)%

For students who started in the 2013-2014 academic year, the average RUSM student is 26 years old — two years older than the U.S. medical school average — and the student population is approximately 55% male. For AUC, the average student is 25 years old – and the student population is 61% male. The average RUSVM student also is 25 years old — one year older than the U.S. veterinary school average — and the student population is approximately 77% female. Most RUSM, RUSVM and AUC students are either citizens or permanent residents of the United States.

Chamberlain College of Nursing (“Chamberlain”) offers programs in nursing education leading to one of four degrees: Associate Degree in Nursing (“ADN”) – (available at Columbus, Ohio campus), Bachelor of Science in Nursing degree (“BSN”) (including both the onsite three year BSN and the online RN to BSN Degree Completion Option), Master of Science in Nursing degree (“MSN”), including Family Nurse Practitioner (“FNP”), which is offered online, or the Doctor of Nursing Practice degree (“DNP”) which is also offered online. Eleven of Chamberlain’s thirteen campuses are co-located with DeVry University locations, which allows for efficiencies in shared resources. Chamberlain had 17,603 students enrolled in the July 2014 term, an increase of 39.2% over the prior year.

Chamberlain provides a nursing education experience distinguished by academic excellence, innovation, integrity and world-class service.  Chamberlain is committed to graduating extraordinary nurses who are empowered to transform healthcare worldwide.

Chamberlain’s pre-licensure BSN degree is a traditional onsite baccalaureate program. The BSN program enables students to complete their BSN degree in three years of full-time study as opposed to typical four year BSN programs containing summer breaks. Students who already have achieved Registered Nurse (“RN”) designation through a diploma or associate degree can complete their BSN online through Chamberlain’s RN to BSN completion program in as few as three semesters of full-time study. The ADN program is a six-semester year-round program offered onsite. In addition, Licensed Practical Nurses (“LPNs”) may receive up to 10 hours of credit for their previous work and can complete an ADN degree through the onsite program in Ohio. Liberal arts and science courses are generally taught through DeVry University.

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

The online master’s degree program offers four direct-care specialty tracks: Educator Specialty Track, Executive Specialty Track, Informatics Specialty Track, and Healthcare Policy Specialty Track. These programs are 36 credit hours and are designed to take approximately two years of part-time study. In September 2013, Chamberlain launched a clinical master’s degree which includes a Family Nurse Practitioner (FNP) program. This program requires 45 credit hours along with 650 lab and clinical hours and is designed to be completed in 2-1/2 years of part-time study.

The online doctor of nursing practice (“DNP”) degree program is based on the eight essentials of doctoral education outlined by the American Association of Colleges of Nursing (“AACN”).  The DNP is designed for nurses seeking a terminal degree in nursing and offers an alternative to research-focused PhD programs. Chamberlain offers two DNP specialty tracks: Advanced Practice Leadership (launched in May 2013) and Healthcare Systems Leadership (launched in January 2014). The programs require 30 to 40 credit hours along with 500 to 1,000 clinical practicum hours. The programs can be completed in 5 to 6 semesters of study.

During calendar year 2013, Chamberlain students sitting for the National Council Licensure Examination (NCLEX) had an overall pass rate of 83 percent. This pass rate dropped from the 92 percent pass rate in calendar 2012. This drop was the result of a change in the test and similar lower pass rates were experienced at most nursing schools.

Enrollment Trends

New undergraduate, graduate and doctoral student enrollment in the July 2014 session increased 60.8% to 2,066 students as compared to the prior year. Total undergraduate, graduate and doctoral student enrollment in July 2014 was 17,603 students, an increase of 39.2% compared to 12,648 in the previous summer. Continued demand for nurses and a push for advanced degrees in nursing positively influenced career decisions of new students towards this field of study.

The following table provides historical enrollment data for Chamberlain.

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2014
Session	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2013
Session	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	1,974	1,625	2,121	2,120	1,350	2,283
% Change from Prior Year	14.7%	52.6%	13.5%	87.8%	(25.0)%	110.8%
Total Students	10,852	12,050	12,245	13,714	13,235	13,953
% Change from Prior Year	15.8%	20.2%	15.3%	26.0%	16.9%	24.4%

Pre-licensure new students may enroll only in the September, January or May sessions. New students in the other programs may enroll beginning in any of the six sessions. Ninety percent of Chamberlain students are female. Students in the onsite BSN program tend to be younger, yet most enter Chamberlain with previous college credits. Those in the ADN program tend to be non-traditional adult students who are changing careers.

Carrington College (“Carrington”), headquartered in Sacramento, California, prepares students for careers in healthcare through certificate and associate degree programs. Carrington operates through 17 campuses in the western United States. Currently, Carrington serves more than 7,100 students.

The mission of Carrington is to prepare graduates to become health care professionals with the knowledge and skill necessary to assume entry-level positions in the healthcare industry.

Carrington currently offers career specific certificate or associate degree programs through campus-based courses in the following areas:

Medical	Health & Fitness/Massage
Health Care Administration	Massage Therapy
Medical Assisting	Physical Therapy Technology
Medical Billing and Coding	Physical Therapist Assistant
Medical Laboratory Technology	Veterinary
Medical Office Management	Veterinary Assisting
Medical Radiography	Veterinary Technology
Respiratory Care	Pharmacy
Surgical Technology	Pharmacy Technology
Nursing	Criminal Justice
Practical Nursing	Criminal Justice
Registered Nursing
Vocational Nursing
Dental
Dental Assisting
Dental Hygiene

Carrington utilizes DeVry Group’s Online Services technology platform, further leveraging DeVry Group’s high-quality systems to improve efficiency while maintaining institutional academic oversight.

Enrollment Trends

The following table provides historical enrollment data for students at Carrington. Carrington continues to execute a turnaround plan, which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its student contact center, and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington is also making targeted investments in enhancing its students’ academic experience. During the three-month period ended June 30, 2014, new student enrollment growth was up almost 10% and total student enrollment growth was up more than 3%. Management believes the recent increases in student enrollments can be partially attributed to increased brand awareness and improved admissions processes.

	Carrington College Student Enrollment Fiscal Year 2014
	September 2013	December 2013	March 2014	June 2014
New Students	2,733	1,706	2,247	1,766
% Change from Prior Year	(19.5)%	(3.2)%	(6.0)%	9.9%
Total Students	7,706	7,358	7,758	7,353
% Change from Prior Year	1.0%	(0.6)%	(2.4)%	3.4%

	Carrington College Student Enrollment Fiscal Year 2013
	September 2012	December 2012	March 2013	June 2013
New Students	3,396	1,763	2,391	1,607
% Change from Prior Year	33.3%	12.7%	17.5%	(1.5)%
Total Students	7,628	7,405	7,951	7,111
% Change from Prior Year	(8.3)%	0.4%	8.8%	9.6%

International and Professional Education

DeVry Brasil was established in 2001 and is based in the city of Fortaleza, State of Ceará. FBV was acquired on February 29, 2012, while UniFavip was acquired on September 3, 2012. On July 1, 2013, DeVry Brasil completed the acquisition of Faculdade Diferencial Integral (“Facid”) which serves approximately 2,500 students primarily in healthcare, including a Doctor of Medicine program. DeVry Brasil also launched new operation in the city of Sao Luis, Maranhao State, at which licenses to operate are expected to be granted by the end of second quarter of fiscal year 2015. This institution is called Faculdade DeVry Sao Luis. Continuing its expansion strategy, on April 30, 2014, DeVry Brasil acquired licenses to operate in the city of Joao Pessoa, State of Paraiba. New programs are being offered starting in August 2014, under the name of Faculdade DeVry Joao Pessoa. These acquisitions continue to expand DeVry Brasil’s presence and program offerings in northeast Brazil.

The mission of DeVry Brasil is to become a leading provider of high-quality, post-secondary education across Brazil by sharing international academic standards and offering world-class, career-focused programs that prepare its students for success in their professions.

In January 2014, Favip was granted the “University Center” status and became “Centro Universitario UniFavip. This new status enables UniFavip to launch new programs and increase number of seats with no need to obtain prior authorization from the Brazilian Ministry of Education (“MEC”). Exceptions to this regulation apply to Medical, Dentistry, Psychology and Law programs, which have specific permission procedures outlined by current Brazilian regulation.

DeVry Brasil serves more than 33,000 students through undergraduate and graduate programs focused mainly in business management, healthcare, law and engineering courses.

Enrollment Trends

The following table provides historical enrollment data for DeVry Brasil students.

	DeVry Brasil Student Enrollment
	Fiscal Year 2014		Fiscal Year 2013
Term	September 2013	March 2014	September 2012	March 2013
New Students	3,785	8,845	3,975	7,390
% Change over Prior Year	(4.8)%	19.7%	31.1%	32.0%
Total Students	29,340	33,013	21,031	29,083
% Change over Prior Year	39.5%	13.5%	49.2%	36.6%

Facid, acquired in July 2013, accounted for 309 new students and 2,582 total students in the September 2013 enrollment period. Also, Facid accounted for 467 new students and 2,773 total students in the March 2014 enrollment period. Excluding the impact of the acquisition of Facid in fiscal year 2014, new students enrollments declined by 12.6% and total students enrollment grew by 27.2% during September 2013 enrollment period. This decline in new student enrollment was mainly due to the AREA 1 restrictions imposed by the MEC, which regulates the postsecondary education sector in Brazil. AREA 1was placed on probation in December 2012 for failure to meet certain operational measures. The penalties included prohibition to admit new students in three programs, a reduction of 15% in overall seats and temporary prohibition to launch new programs. The prohibition to admit new students in the three programs was suspended as of December 31, 2013 and DeVry Brasil is waiting for a new MEC visit in the first half of fiscal 2015 to suspend the remaining penalties. Excluding the impact of the acquisition of Facid, March 2014 new student enrollments grew by 13.4% and the total students’ enrollment grew by 4.0% compared to March 2013, when the majority of the AREA1 restrictions had been lifted.

Becker Professional Education (“Becker”), a global leader in professional education, has helped nearly half a million accounting, project management and healthcare professionals advance their careers.

Through its CPA exam review courses, Becker served over 45,000 students in fiscal year 2014. Becker is the industry leader in providing CPA exam review services and has been preparing candidates to pass the exam for over 50 years. For calendar year 2013, 51 of the 55 Elijah Watt Sells Award winners, individuals who achieved the highest cumulative scores on the CPA exam, prepared with Becker. For 2012, 37 of 39 Elijah Watt Sells Award winners prepared with Becker. Since 2005, when the American Institute of Certified Public Accountants (“AICPA”) began to share national results, over 90 percent of the exam’s top scorers have prepared with Becker.

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

Becker also offers continuing professional education and training programs in the fields of accounting, finance and project management to help individuals and organizations achieve superior performance through professional development.

In April 2011, Becker acquired ATC International, a provider of professional accounting and finance training from centers in Central and Eastern Europe as well as Central Asia. On April 2, 2012, Becker completed the acquisition of Becker Healthcare (formerly known as known as Falcon Physician Reviews), which provides comprehensive review programs for today’s physicians in training.

CPA Exam Review

The Uniform CPA Examination (“CPA exam”) is prepared and administered by the AICPA. The CPA exam is offered only in a computer-based, on-demand, four-part format for eight months of the year. In addition to successfully passing the four-part exam, CPA candidates must also meet educational, work experience, and other requirements specific to the state or jurisdiction in which they intend to be licensed to practice. The demand for CPAs remains solid. According to a recent article published in the US News and World Report, of 565 employers surveyed by the Graduate Management Admission Council, 45% plan to hire master of accounting graduates this year (up from 36% last year).

Business, Technology and Management

DeVry University and its Keller Graduate School of Management comprises this segment’s operations. The mission of DeVry University is to foster student learning through high-quality, career-oriented education integrating technology, science, business and the arts. DeVry University strives to produce best-in-class career outcomes while providing exceptional student care and attention. The university delivers real-world degrees with speed and flexibility by offering practitioner-oriented undergraduate and graduate programs onsite and online to meet the needs of a diverse and geographically dispersed student population. DeVry University programs are designed to produce a strong return on the student’s educational investment.

Curriculum

DeVry University’s academic structure is organized within five colleges.

•	The College of Business & Management, which includes Keller Graduate School of Management
•	The College of Engineering & Information Sciences
•	The College of Health Sciences
•	The College of Liberal Arts & Sciences, which includes the School of Education
•	The College of Media Arts & Technology

This structure provides flexibility for future curricula. Degree programs are offered in the following areas:

College of Liberal Arts & Sciences	College of Health Sciences	College of Media Arts & Technology
Bachelor’s Degree	Associate Degree	Associate Degree
Communications	Electroneurodiagnostic Technology	Web Graphic Design
Justice Administration	Health Information Technology	Bachelor’s Degree
Master’s Degree (School of Education)	Bachelor’s Degree	Multimedia Design & Development
Education	Clinical Laboratory Science
Educational Technology	Healthcare Administration

College of Business & Management	College of Engineering & Information Sciences
Associate Degree	Associate Degree
Accounting	Electronics & Computer Technology
Bachelor’s Degree	Network Systems Administration
Accounting	Bachelor’s Degree
Business Administration	Biomedical Engineering Technology
Management	Computer Engineering Technology
Technical Management	Computer Information Systems
Keller Graduate School of Management	Electronics Engineering Technology
Master’s Degree	Game & Simulation Programming
Accounting	Network and Communications
Accounting & Financial Management	Management
Business Administration	Master’s Degree
Human Resource Management	Electrical Engineering
Information Systems Management	Engineering Technology - Computers
Network and Communications Management	Engineering Technology - Electronics
Project Management
Public Administration

Students access these programs through a system in the United States of 89 locations as of June 30, 2014, as well as through DeVry University’s online delivery platform.

In order to remain competitive in attracting new students and encouraging persistence, DeVry University has implemented an enhanced programmatic focus. This means ensuring that our programs are designed to best meet the needs of our students and employers, along with better communicating the value proposition of each program. In the near term, priorities include optimizing DeVry University’s portfolio of programs, which could include the consolidation of some program offerings and the enhancement of others.

Laboratory courses throughout each curriculum prepare students for the workplace by integrating classroom learning with a practical, hands-on experience and applied learning activities that enhance technical skills. For some courses, laboratory activities are delivered in a specialized classroom featuring specialized equipment and software. In addition, some laboratory activities take place in a lecture-lab classroom, using computers and various software packages.

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

Online Delivery and Technology

DeVry University has offered online graduate programs since September 1998, and online undergraduate programs since 2001. Our online course offerings have increased significantly since 1998. By offering courses online, we can better serve students whose schedules or personal circumstances prevent them from attending classes in person, optimize use of classroom space, as well as support instruction with new and emerging technologies.

The majority of DeVry University’s online students are non-traditional learners or working adults attracted by the quality, inherent flexibility and convenience of the program delivery format. Non-traditional learners are considered to be those other than recent high-school graduates. We also have many students who “mix and match” onsite and online courses to best meet their individual needs and schedules.

Enrollment Trends

New student undergraduate enrollment in the July 2014 session decreased 13.4% to 4,915 students as compared to the prior year. Total undergraduate enrollment in July 2014 was 37,210 students, a decrease of 12.2% compared to 42,374 in the previous summer. There were 11,467 total students for the July 2014 session in DeVry University’s graduate programs, including its Keller Graduate School of Management, representing a decrease of 13.7% from the prior year. Management believes the decreases in enrollments are due to lower demand from DeVry University’s target student segment. This is driven by the prolonged low level of economic growth, persistent higher levels of unemployment, negative perceptions of the value of a college degree and increased reluctance to take on debt. These factors have resulted in a reduction in interest from potential students. In addition, management believes heightened competition from both public-sector and private-sector education providers contributed to the decreases in DeVry University undergraduate and graduate enrollments.

The following table provides historical enrollment data for DeVry University’s undergraduate programs including both onsite and online students.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

	DeVry University Undergraduate Student Enrollment Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	7,532	6,580	5,482	5,330	5,146	4,616
% Change over Prior Year	(16.6)%	(8.6)%	(15.5)%	(4.7)%	(21.2)%	(19.4)%
Total Students	50,503	56,086	49,515	53,138	47,537	48,842
% Change over Prior Year	(15.8)%	(14.9)%	(17.6)%	(14.9)%	(16.5)%	(18.7)%

The following table provides historical coursetaker enrollment for DeVry University’s graduate programs including its Keller Graduate School of Management.

	DeVry University Graduate Coursetakers
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
Total Coursetakers	19,635	22,072	19,540	21,131	19,075	18,836
% Change from Prior Year	(9.0)%	(7.8)%	(16.0)%	(12.1)%	(18.4)%	(17.1)%

The term “coursetaker” refers to the number of courses taken by a student. Thus, one student taking two courses is counted as two coursetakers.

Population trends

The total postsecondary student population can be viewed as two categories of students: career-launchers, who are primarily traditional college-age students; and career-enhancers, who are primarily working adults.

According to the U.S. Department of Education, between 2000 and 2012, the latest period for which data is available, enrollment in degree-granting institutions increased by 35%, from 15.3 million to 20.7 million. However, since 2010, enrollments have declined 1.8%. Much of the enrollment growth since 2000 was in full-time enrollment; the number of full-time students rose 41%, while the number of part-time students grew 25%. Enrollment increases may be affected both by population growth and by rising rates of individuals inspired to attend college. According to the U.S. Census Bureau, between 2000 and 2013, the number of 18- to 24-year olds increased from 30.7 million to 31.5 million, and the percentage of 18- to 24-year olds enrolled in college rose from 36% in 2000 to 42% in 2013.

According to the National Center for Education Statistics (“NCES”), in recent years the percentage increase in the number of students age 25 and over has been larger than the percentage increase in the number of younger students, and this pattern is expected to continue. Between 2000 and 2011, the latest period for which data is available, the enrollment of students under age 25 increased by 35%. Enrollment of students 25 and over rose 41% during the same period. From 2011 to 2021, NCES projects a rise of 13% in enrollments of students under age 25, and a rise of 14% in enrollments of students 25 and over. Many external forces have combined to inspire older students to attend college today: the development of today’s knowledge-based economy; the rapid pace of technological change in the workplace; the emergence of e-learning tools that make continuing education more feasible; and a growing recognition of the importance of lifelong learning.

The NCES estimates that in 2011 approximately 42.3% of all college students were at least 25 years old. More than half of DeVry University’s undergraduate students are at least 25 years old. Projections indicate that the percentage of this age group attending college will remain above 40% until 2021. The Bureau of Labor Statistics projects that through 2022, job categories requiring at least some postsecondary education (primarily bachelor’s and associate degrees) will grow more than 50% faster than those not requiring such education.

Another strong motivation for students considering a postsecondary education is the prospective income premium. According to the U.S. Bureau of Labor Statistics in 2012, the most recent date for which data is available, the average income of U.S. employees with a bachelor’s degree was approximately $67,140 which was nearly 91% higher than the average for those with only a high school education. The wage gap is even larger for those with graduate degrees.

While the overall postsecondary student population has declined slightly over the last several years, DeVry University is experiencing significantly higher declines in enrollment. Management believes the decreases in enrollments are driven primarily by potential students’ lack of confidence in the job market, the prolonged economic downturn and persistent unemployment. In addition, management believes heightened competition also is contributing to the decreases in enrollments. The enrollments at lower cost education providers are increasing suggesting price is a factor in attracting new students.

DeVry University’s student body is diverse and many come from lower income families, or are the first in their family to attend college. Some DeVry University campuses rank near the top of the list of institutions in the number of degrees granted to minority students in the fields of computer and information science, business, and all academic disciplines combined.

Demographic information based on DeVry University’s fall term enrollments follows.

Total Population	Fall 2013	Fall 2012
Undergraduate	75.2%	74.7%
Graduate	24.8%	25.3%

Age	Fall 2013	Fall 2012
24 and Under	21.7%	22.4%
25 - 39	54.9%	54.7%
40 and Over	23.4%	22.9%

Gender	Fall 2013	Fall 2012
Male	52.3%	52.8%
Female	47.7%	47.2%

Race/Ethnicity	Fall 2013	Fall 2012
White	37.3%	36.9%
Black or African American	23.5%	23.5%
Hispanic (of any race)	14.6%	13.8%
Asian	4.7%	4.6%
American Indian or Alaska Native	0.5%	0.6%
Non-resident Alien	2.6%	2.6%
Two or More Races	1.0%	1.0%
Native Hawaiian or Other Pacific Islander	0.7%	0.6%
Race/Ethnicity Unknown	15.1%	16.4%

COMPETITION

Medical and Healthcare

DeVry Medical International

Ross University School of Medicine and American University of the Caribbean School of Medicine compete with 141 accredited U.S. schools of medicine, 30 U.S. colleges of osteopathic medicine, approximately 40 Caribbean medical schools as well as with international medical schools recruiting U.S. students who may be eligible to receive funding from U.S. Department of Education (“ED”) Title IV programs. Ross University School of Veterinary Medicine competes with AVMA accredited schools, of which 28 are U.S.-based, five are Canadian and thirteen are international veterinary schools. In addition, Ross University School of Veterinary Medicine competes with one non-AVMA-accredited Caribbean veterinary school.

DeVry Medical International’s educational institutions attract potential students for several reasons. Some applied to U.S.-based medical or veterinary schools but were not admitted or were wait-listed. Some students elected not to apply to U.S. schools because of self-perceived chances of gaining acceptance. For some, these respective institutions are their first or only choice of schools because of their commitment to and focus quality and on practitioner-oriented teaching.

For the 2013-14 academic year, it is estimated that applicants to U.S. medical and veterinary medical schools totaled approximately 48,000 and 7,000, respectively. From each of these separate applicant pools, approximately 45% were accepted. An additional estimated 6,135 students were accepted to U.S. osteopathic medical schools from an applicant pool of 16,500.

Medical and veterinary school applicants who were denied admission or wait-listed at U.S. schools constitute a large segment of prospective students for DeVry Medical International’s educational institutes. Based upon the number of Medical College Admission Test (“MCAT”) attempts, which increased to approximately 95,000 in 2013, up from approximately 89,000 in 2012, management believes the potential market for medical school students is much larger than the denied applicant pool alone.

According to the Association of American Medical Colleges (“AAMC”) Center for Workforce Studies, in a June 2010 analysis, the demand for physicians will outpace supply by approximately 12% in 2020 and by almost 17% by 2025. There has been some recent expansion in the U.S. medical education enrollment capacity because of the growing supply/demand imbalance for medical doctors. According to an AAMC March 2014 study, medical school first-year enrollment as of the 2013-2014 academic year increased by 22 percent over the 2002 level. The current 141 accredited U.S. schools plus three schools that have applied for accreditation are projected to produce a 30 percent increase in enrollment by 2018-19 (over 2002 levels). Despite these increases, management believes the imbalance will continue to spur demand for medical education. Management also believes the veterinary medical education market is subject to some of the same forces.

Compared to their competitors, American University of the Caribbean School of Medicine, Ross University School of Medicine and Ross University School of Veterinary Medicine enjoy several competitive advantages. These advantages include a large alumni base, strong reputation, federal financial aid eligibility for students, and a large network of diverse geographical opportunities for clinical rotations.

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

Chamberlain College of Nursing

Nursing constitutes the largest occupation in healthcare in the United States, with 2.7 million registered nurses in 2012, according to the Bureau of Labor Statistics. The Bureau of Labor Statistics reports that employment of RNs is expected to grow 19 percent from 2012 to 2022, faster than the average employment growth rate for all occupations.

Despite the long term need for nurses, demand has not yet produced a sufficient increase in educational capacity. According to AACN’s report on 2013-2014 Enrollment and Graduations in Baccalaureate and Graduate Programs in Nursing, U.S. nursing schools turned away 57,944 qualified applicants from baccalaureate nursing programs in 2013 due to an insufficient number of faculty, clinical sites, classroom space, clinical preceptors, and budget constraints.

Nationally, Chamberlain competes in the nursing education market which has more than 1,800 programs leading to RN licensure. These include both four-year educational institutions and two-year community colleges. Chamberlain has an advantage over many of its competitors because it offers a three-year, year-round BSN program as opposed to typical four-year BSN programs where students take the summer off. Chamberlain also has the ability to add capacity to meet demand due to its standardized program and operational efficiency. In post-licensure nursing education, there are over 600 programs offering RN to BSN programs and over 500 programs offering master’s degrees in nursing.

Carrington College

The career college segment of the postsecondary education market is highly fragmented and competitive. No single institution has a significant market share. Most students will not relocate or travel long distances to attend a career college, so competition is primarily at the local level. Competitors range from large public community colleges to professionally operated multi-campus institutions to single campus family owned institutions. In general, community colleges offer the lowest tuition prices and have the largest enrollments.

A prospective career college student in most markets will have a choice of institutions offering similar programs. Carrington distinguishes itself by focusing primarily on healthcare programs. Carrington campuses are recognized in their local markets for offering:

•	A wide range of healthcare program offerings;
•	Attractive and conveniently located facilities;
•	Learning methodologies that blend didactic instruction with experiential laboratory exercises;
•	Faculty that have relevant work experience;
•	Relatively small class sizes;
•	High levels of service to students; and
•	Accelerated programs with a choice of class schedules.

International and Professional Education

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

During fiscal year 2014, the postsecondary education sector experienced significant changes. The recent consolidation of the top two publicly-held educational groups in Brazil, Kroton and Anhanguera, approved by the Brazilian Anti-Trust Office (CADE) in the last quarter of fiscal year 2014, resulted in the largest educational group worldwide in total number of students, serving almost one million students in Brazil, online and onsite. Following the market-growth trend, two other significant groups - SER Educacional and ANIMA - also became publicly-held through Initial Public Offerings.

DeVry Brasil operates in the northeast region of Brazil, an area with the highest growth in the total number of students attending private postsecondary schools. Although the Brazilian educational market has experienced a consolidation, as mentioned above, it is still quite fragmented, with a large number of family-owned organizations.

Government initiatives related to financial aid, such as FIES and PROUNI, have impacted enrollment growth trends. FIES is a Brazilian loan program that allows students to study in private sector schools and repay the government after graduation. These loans grew 36% between calendar 2012 and 2013, reaching a total of 506,000 new contracts. In 2013, the government announced an additional investment of R$1.6 billion (approximately US$750 million) to support the FIES program. PROUNI is the other major financial aid program sponsored by the Brazilian government. Through that program, participating private institutions grant scholarships of 50% to 100% of total tuition to low-income, high achieving students in exchange for exemption from federal taxes. This makes the cost of attendance more affordable and grows the market for higher education in Brazil

Professional Education

Becker competes with other methods of exam preparation, including courses offered by colleges and universities, and courses offered by other public and private training companies. Becker typically charges more for exam preparation than its competitors. Since fiscal year 2010, Becker has been offering a zero percent financing program designed to make its CPA review more affordable.

With its 50-plus year history and exceptional track record of preparing students to pass the CPA exam, Becker differentiates itself from competitors by providing:

•	Extensive, continuously updated and fully integrated review and practice test materials;
•	Experienced, highly qualified instructors for each of the areas of specialty included in the exam;
•	Courses available in several formats, including live class, self-study, and online sessions, to meet candidate needs for flexibility and control;
•	Practice simulations and software functionality, similar to those used in the actual exam; and
•	Newly introduced mobile apps enabling students to study anywhere.

Becker’s live, self-study and online courses provide a wider range of study alternatives than other course providers. Becker students have a high success rate on the CPA exam, passing at double the rate of non-Becker students. Some Becker students enroll after taking other review courses or studying independently without success.

CPA exam candidates can take advantage of Becker’s CPA exam review learning approach and materials in conjunction with their DeVry University MBA, Master of Accounting and Financial Management or Master of Science in Accounting programs, earning full academic credit. These credits also may be used to fulfill the 150-hour educational requirement that most states have made a prerequisite to becoming licensed as a certified public accountant. Extending the marketing and administrative benefits of joint operation, Becker offers classes at DeVry University locations or through online learning.

Business, Technology and Management

DeVry University

The postsecondary education market is highly fragmented and competitive. No single institution has a significant market share. According to the National Center for Education Statistics (“NCES”), there were 7,253 Title IV eligible postsecondary institutions in the United States as of the 2012-13 academic year, including 3,452 private, for-profit (“private-sector”) schools; approximately 1,981 public schools (e.g. state institutions and community colleges); and approximately 1,820 private, not-for-profit (“independent”) schools. According to the NCES, in 2012 approximately 21.0 million students were attending degree-granting institutions that participate in the various financial aid programs under Title IV.

In every market in which DeVry University operates, there are numerous state institutions, community colleges, and independent universities. In particular, there is growing competitive pressure from online programs by private-sector, publicly-funded and independent institutions and site-based private-sector school programs. These include massive open online courses (so-called MOOCs) offered worldwide without charge by traditional educational institutions, synchronous massive online courses (SMOCs) offered worldwide for credit by traditional educational institutions, and other direct-to-consumer education services.

Tuition at independent institutions is, on average, higher than the tuition at DeVry University. Publicly-supported colleges may offer similar programs at a lower tuition level because of government subsidies, tax-deductible contributions, and other financial sources not available to private-sector schools. In fact, many local community colleges offer programs similar in content to DeVry University’s associate degree programs, but at a much lower tuition. While community colleges may be viewed as competitors, they also provide DeVry University an opportunity. It has a number of articulation and transfer agreements in place with community colleges that make it easier for community college graduates to continue their education to earn a bachelor’s degree at DeVry University.

For more information on DeVry University tuition, please read the section entitled “Tuition and Fees.”

Geography and Consistency

DeVry University campuses and centers are located in 25 states, with multiple locations within many of the states. As such, DeVry University offers a system of educational offerings in the United States to students who may be transferred or choose to move from one part of the country to another. In addition, we offer all our graduate programs and nearly all undergraduate programs through DeVry University’s online delivery, making these programs available to qualified students in all 50 states and internationally without regard to their location or daily schedule. DeVry University is no longer admitting new students to programs at its Calgary, Alberta, Canada and Louisville, KY locations. Current students are continuing their education through DeVry University online courses to allow them to complete their studies.

To ensure that students can readily transfer from one DeVry University location to another without disrupting their studies, our graduate and undergraduate curricula generally are consistent at all locations (with some content variations to meet local employment market and/or regulatory requirements).

Undergraduate Programs

DeVry University’s competitive strengths in the market for undergraduate programs include:

•	Career-oriented curricula developed with employer input;
•	Faculty with relevant industry experience;
•	Well-developed and professionally staffed undergraduate career service programs offering lifetime career assistance;
•	National name recognition and market presence;
•	Regional accreditation;
•	Modern facilities and well-equipped laboratories;
•	Flexibility and convenience with classes offered at 89 locations and online;
•	Evening, weekend, and online class schedules;
•	Year-round academic schedules that permit more flexible attendance and earlier graduation;
•	Bachelor’s degree programs that can be completed in three years, giving DeVry University students the financial advantage of entering the work force one year earlier than their counterparts at traditional four-year undergraduate institutions; and
•	Small class sizes.

DeVry Group has increased its competitiveness by offering many DeVry University programs online. DeVry University offers more locations, and more flexible class schedules and learning formats, than most other educational institutions. Undergraduate classes at DeVry University centers generally are offered in the evening for the convenience of working adult students, but daytime classes are offered at centers in markets where there is deemed to be sufficient demand.

Graduate Programs

DeVry University’s competitive strengths in the market for graduate programs include:

•	A practitioner approach to education that stresses skills that employers value;
•	A high level of service to the adult student, including flexible schedules and locations that are convenient to where many students work;
•	The convenience of 89 onsite teaching locations in major metropolitan areas nationwide and online; and
•	Flexible schedules with six sessions each year that enable new students to start their program at any of the six sessions and continuing students to take a session off, if necessary, to accommodate their schedules.

Graduate programs, both onsite and online, are offered in six, eight-week sessions each year. Classroom-based courses generally meet once a week, either in the evening or on Saturday, for the convenience of students with heavy travel, work schedules or other demands on their time.

STUDENT ADMISSIONS

Medical and Healthcare

DeVry Medical International

AUC, RUSM and RUSVM focus their marketing efforts on attracting highly qualified, primarily U.S. and Canadian applicants, with the motivation and requisite academic ability to complete their educational programs and pass the United States Medical Licensing Exam and the North American Veterinary Licensure Examination, respectively. Each institution’s marketing effort includes direct e-mail marketing, webinars, visits to undergraduate campuses to meet students and their pre-med/pre-vet advisors, targeted direct mail campaigns, information seminars in major markets throughout the United States, Canada, and Puerto Rico, alumni referrals, a national undergraduate poster campaign, radio advertisements in select markets, internet media and print ads in major magazines and newspapers.

AUC, RUSM and RUSVM each employ regional admissions representatives in locations throughout the U.S. and in Ontario, Canada, who seek out students interested in our programs. Senior Associate Directors of Admission and Associate Directors of Admission recruit, interview, admit, and enroll all new students to each of our three entering cohorts. The successful applicant must have completed prerequisite science (with labs), mathematics, and English courses. Candidates for admission must interview with an associate director and all admission decisions are made by the admissions committees of the medical and veterinary schools.

Chamberlain College of Nursing

Chamberlain utilizes varied marketing approaches to generate interest from potential students. Chamberlain recruiters visit Arizona, Illinois, Indiana, Missouri, Ohio, Florida, Georgia, Texas and Washington, D.C., metro area high schools, employ targeted direct mail, cultivate alumni referrals and participate in information seminars and career fairs. Chamberlain holds open house events to attract local prospective students, and advertises on television, on the Internet, in healthcare career publications, in newspapers, and on the radio.

Chamberlain campuses employ regional admissions representatives who arrange for student interviews and campus tours. Pre-licensure program admission requirements include a high school diploma or GED, with minimum cumulative grade point average requirements vary depending upon the program. Applicants to the pre-licensure programs must pass the Chamberlain standard pre-admission exam to be eligible for admission. Admissions decisions are made by a faculty admissions committee.

Post-licensure programs rely primarily on internet advertising, word of mouth from current students and alumni, and healthcare partnerships to reach prospective students. A team of healthcare development specialists has been built over the past several years that calls on large healthcare institutions to establish partnerships with Chamberlain.

Carrington College

Carrington utilizes varied marketing approaches to generate interest from potential students. Admissions advisors visit high schools in Arizona, California, New Mexico, Nevada, Washington, Idaho and Texas. Carrington also conducts local advertising campaigns using broadcast media, print media, targeted direct mail and the internet. In addition, Carrington campuses hold open house events for prospective students, cultivate alumni referrals, and participate in information seminars and career fairs.

International and Professional Education

DeVry Brasil

DeVry Brasil employs admissions advisors to support those candidates interested in enrolling in any of DeVry Brasil’s institutions. Admissions advisors are salaried, full-time employees located at each DeVry Brasil institution.

Applicants to undergraduate programs for any DeVry Brasil institution are required to take an entrance examination or “Vestibular” during one of the two enrollment sessions per year, in January and July. Admission advisors work with candidates to help them prepare for the exam. After the exam, the advisors counsel applicants and assist them with selecting specific programs of study that best suit the applicants’ interests.

DeVry Brasil’s high school programs representatives visit high schools throughout the Northeastern region of Brazil, providing workshops on career choices, importance of a college education and the international benefits offered by DeVry Brasil to its students.

DeVry Brasil’s Corporate Training operation is designed to meet the educational needs of corporate clients and their employees with tailor-made program offerings. A national network of corporate account supervisors directs the student recruiting efforts primarily at the country’s more prominent companies, leveraging relationships with these clients and offering undergraduate, graduate and also customized educational programs.

Becker Professional Education

Becker markets its courses directly to potential students and to selected employers, primarily the large global, national and regional public accounting firms. Alumni referrals, direct mail, print advertising, e-mail, digital and social media advertising and a network of student representatives at colleges and universities across the country also generate new students for Becker’s review courses. The Becker website is another source of information for interested applicants.

Becker has relationships with more than 2,500 public accounting firms, corporations, government agencies and universities. Becker delivers its CPA review courses on more than 100 college campuses, recruiting students attending those institutions. Becker also is the preferred provider of CPA review for most of the country’s largest public accounting firms, partnering with 99 of the top 100 public accounting firms, including each of the Big 4 Firms.

Business, Technology and Management

DeVry University

Marketing and Outreach

DeVry University advertises on various Internet sites, on television and radio and utilizes telemarketing and direct mail to reach prospective students. DeVry University is updating its marketing programs in order to better communicate the quality of its degree programs and the value of a DeVry University education. DeVry University’s highly integrated brand initiative focuses on the university’s graduate employment success, while emphasizing DeVry University as an accredited, highly-respected academic institution. Its campaigns are grounded in ongoing in-depth consumer marketplace research, and leverage multiple channels, including broadcast, print and Internet advertising, public relations, content marketing and social media, as well as local marketing efforts.

DeVry University serves high school students in several unique ways.  Since July 2004, we have worked with the Chicago Public School system to create the DeVry University Advantage Academy.  A second Advantage Academy was later started in Columbus, Ohio, and with two different city school districts in Atlanta. More than 1,400 students have enrolled in the three dual enrollment programs. Students enter DeVry University’s Advantage Academy at the start of their junior year, and complete two academic years and one summer term. At the conclusion of the program, students have earned their high school diploma and an associate degree in either Network Systems Administration or Web Graphic Design. Most students go on to bachelor’s degree programs, either at DeVry University or other public or private universities. The Advantage Academy model is flexible based on the needs of individual school districts. DeVry University faculty teach all college courses, and high school classes are taught by certified high school educators. School districts can determine whether to establish a cohort program for all students or allow students from different schools to travel for college-level coursework. For example, in Chicago, all classes are taught at Advantage Academy, a stand-alone, certified Chicago Public Schools high school with its own principal located on DeVry University’s Chicago campus. In Columbus, students take high school courses at their own high school and travel to DeVry for college classes. In Decatur, the Decatur City School’s provides classroom space for DeVry to teach Advantage Academy classes. The three flagship programs report a combined high school graduation rate of 93 percent and an associate degree completion rate of 86 percent.

Other outreach and recruitment initiatives include weekend SAT preparatory classes for high school seniors, Career Reality workshops to teach students and educators about trends in business and industry, free summer classes for high school students seeking a head start on business and technology college credits, and fellowships for high school and community college faculty and administrators.

DeVry University’s social responsibility initiative – Science, Technology, Engineering and Mathematics (“STEM”) Ready – is focused on introducing more high school students to STEM and careers in STEM, to help the nation’s efforts to have more high school students enroll in STEM-related degree program in high school. One such example is HerWorld®, an innovative program designed to show high school girls how they can make a difference in their world through STEM and STEM careers. In the 2013-2014, more than 15,000 high school students in local communities nationwide were reached through our STEM Ready initiatives.

Student Admissions

DeVry University employs admission advisors to work with potential applicants and other administrative staff to support the admissions process.

Many of DeVry University’s applicants are working adults who want to attend class in the evening or on weekends, recently unemployed adults seeking to improve their job skills, and students transferring to a DeVry University undergraduate program from nearby colleges and universities.

Because a large portion of our new undergraduate students have some prior college experience, DeVry University has articulation agreements with community colleges to facilitate the enrollment of their students seeking to transfer course credits to DeVry University.

DeVry University employs Military Education Liaisons who visit military bases and conduct presentations with active military personnel. Military veterans with military-specific technical training are attracted to DeVry University’s practical career-oriented education and extensive geographic reach.

DeVry University’s “University Partnership Representatives” visit high schools and community colleges, making presentations on career choices, particularly in business and technology-related fields, and on the importance of a college education.

DeVry University’s Keller Center for Corporate Learning is designed to meet the education needs of corporate clients and their employees with DeVry University program offerings. A national network of corporate account managers directs its student recruiting efforts primarily at Fortune 1000 companies, leveraging relationships with these clients through DeVry University’s career services organization.

In addition to the above, admissions advisors also receive student inquiries generated by DeVry University’s web site, other sources on the Internet, and referrals. Follow-up interview sessions with prospective students generally take place at a DeVry University location or by telephone.

Admissions advisors are salaried or hourly full-time DeVry Group employees. Regulations governing student participation in U.S. federal financial assistance programs prohibit schools from paying commissions, bonuses, or incentives to student advisors based directly or indirectly on the number of students they enroll. DeVry University’s compensation practices are believed to be designed to comply with current regulations.

Admissions Standards

To be admitted to a DeVry University undergraduate program, a U.S. applicant must be either a high school graduate from a DeVry University-recognized institution, have a General Education Development (“GED”) certificate, or hold a degree from a DeVry University-approved postsecondary institution. Applicants for admission must be at least 17 years old and complete an interview with an admissions advisor. International applicants must provide documentation demonstrating the required level of prior education, satisfy the English-language proficiency requirement and meet all other admission requirements.

All applicants must meet prescribed admission qualifications and be evaluated by DeVry University to determine admissibility and placement. Admissibility and placement criteria vary by degree program. During the admission process, applicants are required to take the McCann College Success exams, which assess achievement levels and transitional studies needs. ACT or SAT scores deemed appropriate for the desired program, or acceptable grades in qualifying college-level work completed at an approved postsecondary institution, may also be used to evidence admissibility and determine placement.

After prospective students complete an application, an admissions advisor contacts them through phone calls, emails, and invitations to location-based workshops or other events to improve the rate at which such applicants begin their program of study.

To be admitted to a graduate program, applicants must hold a bachelor’s degree from a U.S. institution that is accredited by or is in candidacy status with a U.S. regional accrediting agency or selected national accrediting agencies or international institutions recognized as the equivalent, and complete an interview with an admissions advisor. International applicants must hold a degree recognized to be equivalent to a U.S. baccalaureate degree, satisfy the English-language proficiency requirement, and meet all other admission requirements. Applicants whose undergraduate cumulative grade point average is 2.70 or higher are eligible for admission. Applicants with a cumulative grade point average below 2.70 must achieve acceptable scores on the Graduate Management Admission Test (“GMAT”), the Graduate Record Examination (“GRE”) or the McCann College Success exams. Admissions decisions are based on evaluation of a candidate’s academic credentials, entrance test scores, and a personal interview.

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

Medical and Healthcare

DeVry Medical International

The Commonwealth of Dominica authorizes Ross University School of Medicine to confer the Doctor of Medicine (M.D.) degree. The Ross University School of Medicine is recognized and accredited by the Dominica Medical Board (“DMB”), which is authorized to accredit medical programs by the government of Dominica. The National Committee on Foreign Medical Education and Accreditation of the U.S. Department of Education has affirmed that the country of Dominica has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. Ross University School of Medicine has also received four-year accreditation by the Caribbean Accreditation Authority for Education in Medicine and other Health Professions. In addition, Ross University School of Medicine is approved by the four U.S. states – California, Florida, New Jersey and New York — that have processes in place to evaluate an international medical school’s program, allowing Ross students to participate in clinical and residency training programs in those states.

Ross University School of Veterinary Medicine has been recognized and accredited by the government of the Federation of St. Christopher and Nevis (“St. Kitts”) and is chartered to confer the Doctor of Veterinary Medicine (D.V.M.) degree. In March 2011, the Ross University School of Veterinary Medicine (“RUSVM”) received programmatic accreditation by the American Veterinary Medical Association (“AVMA”). The Ross University School of Veterinary Medicine has affiliations with more than 20 AVMA-accredited U.S. colleges of veterinary medicine so that RUSVM students can complete their final three semesters of study in the United States. In April 2013, Ross University School of Veterinary Medicine received provisional accreditation for its Postgraduate Studies program from the St. Christopher & Nevis Accreditation Board. The Postgraduate Studies program offers Master of Science (MSc) and Doctoral (Ph.D.) degrees in all research areas supported by RUSVM. Areas of emphasis are guided by RUSVM's themed Research Centers.

The Minister of Health for the Government of St. Maarten authorizes American University of the Caribbean (“AUC”) to confer the Doctor of Medicine (M.D.) degree. AUC is accredited by the Accreditation Commission on Colleges of Medicine (“ACCM”). The ACCM is an international medical school accrediting organization for countries which do not have a national medical school accreditation body. The National Committee on Foreign Medical Education and Accreditation of the U.S. Department of Education has affirmed that the ACCM has established and enforces standards of educational accreditation that are comparable to those promulgated by the U.S. Liaison Committee on Medical Education. In addition, AUC is approved by California, Florida and New York, three of the four states that have processes in place to evaluate and accredit an international medical school’s programs, allowing AUC students to participate in clinical and residency training programs in those states. AUC has not sought approval from New Jersey to place its students in clinical rotation positions in the state.

Chamberlain College of Nursing

Chamberlain College of Nursing is accredited by The Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”). HLC is one of the eight regional agencies that accredit U.S. colleges and universities at the institutional level. College and university administrators depend on the accredited status of an institution when evaluating transfer credit and applicants to their schools; employers rely on the accredited status of an institution when evaluating a candidate’s credentials; and parents and high school counselors look to accreditation for assurance that an institution meets quality educational standards. Moreover, accreditation is necessary for students to qualify for federal financial assistance, and most scholarship commissions restrict their awards to students attending accredited institutions. The baccalaureate and master’s degree nursing programs are accredited by the Commission on Collegiate Nursing Education (CCNE). The associate degree in nursing program at the Columbus location is accredited with conditions by the Accreditation Commission for Education in Nursing (ACEN).

Carrington College

Carrington College is regionally accredited by ACCJC/WASC. This accreditation was achieved in June 2014 when approval was received to include the 10 campuses of Carrington College which were formerly accredited by the Accrediting Council of Independent Colleges and Schools. In addition to the institutional accreditation, various individual campus locations hold a number of programmatic accreditations and approvals by the following programmatic accreditors:

•	Accrediting Bureau of Health Education Schools for Medical Assisting
•	Accrediting Commission for Education in Nursing (formerly NLNAC)
•	American Society of Health-System Pharmacists
•	American Veterinary Medical Association
•	Commission on Accreditation of Allied Health Education Programs
•	Commission on Accreditation for Respiratory Care
•	Commission on Dental Accreditation
•	Joint Review Committee on Education in Radiologic Technology
•	The Commission on Accreditation in Physical Therapy Education

International and Professional Education

DeVry Brasil

The Brazilian Ministry of Education (“MEC”) controls and regulates postsecondary education at all levels in Brazil. The MEC also controls the issuance of licenses and permits.

The MEC licensing process occurs in two levels: institutional and programmatic. Each institution is required to obtain a license which must be renewed every three years. Such licenses can be automatically renewed if the institution presents an Indice Geral de Curso or “General Course Index” (“IGC”) score above 2, from a range of 1 to 5 (with 5 being the maximum grade possible). Among the DeVry Brasil institutions, the current licensing status and IGC scores are as follows:

•	Area1:	Institution currently under MEC monitoring due to an IGC score of 2 (MEC monitoring expected to be lifted in the first half of fiscal year 2015).
•	Facid:	License renewed in 2012, IGC score of 3
•	Fanor:	License renewed in 2011, IGC score of 3
•	FBV:	License renewed in 2011, IGC score of 3
•	Joao Pessoa:	First license granted in 2013
•	Ruy Barbosa:	Institution currently under MEC monitoring (MEC monitoring expected to be lifted in the first half of fiscal year 2015).
•	São Luis:	Not yet licensed, waiting for the final MEC decision.
•	Unifavip:	New license granted in 2014, received a status upgrade to Centro Universitario (“University Center”).

The IGC score is calculated using the average of the last three years of the “Conceito Preliminar de Curso” or “Preliminary Program Grade” (“CPC”) of the institution, weighted by the number of students. The CPC is an academic quality metric composed of:

55%	Results of the ENADE - the national end-of-program exam organized by MEC;
30%	Faculty credentials and part or full time employee status; and
15%	Student satisfaction

MEC also licenses programs at each institution. The regulations are different for undergraduate and graduate programs. For undergraduate programs, MEC must grant “authorization” status before classes may commence. After a program is 50% to 75% complete, MEC auditors visit the program to grant the “permit” status, which can be automatically renewed every three years, unless the program presents a CPC below, 3 from a range of 1 to 5, (with 5 being the maximum grade). Today, DeVry Brasil has 157 authorized undergraduate programs, 82 of which possess a valid permit. Four programs are currently on under MEC monitoring. The programs under MEC monitoring are:

•	Facid: Information System and Medicine
•	Fanor and FBV: All Law programs in Brazil are awaiting MEC visits for lifting of MEC monitoring.

Only programs leading to Master of Science and Philosophy Doctorate degrees are regulated at the graduate level in Brazil. DeVry Brasil has one Master of Science program at FBV and that program’s permit was renewed in 2013.

Business, Technology and Management

DeVry University

Regional accreditation in the United States is a voluntary process designed to promote educational quality and improvement, and is an important strength for DeVry University. Since 1981, DeVry University has been accredited by the Higher Learning Commission (“HLC”) of the North Central Association of Colleges and Schools, which is one of the eight regional collegiate accrediting agencies in the United States.

Keller Graduate School of Management was first awarded its North Central Association accreditation in 1977, and DeVry Institutes was first awarded North Central Association accreditation in 1981. Each school was separately accredited until February 2002, when the Higher Learning Commission of the North Central Association of Colleges and Schools (“HLC”) approved the merger of DeVry Institutes and Keller Graduate School of Management into a single institution to form DeVry University. After a comprehensive evaluation visit in August 2002, the HLC approved a 10-year re-accreditation for DeVry University. The HLC further affirmed that DeVry University can offer, without restriction, any of its programs onsite, online, or through any combination of the two. In September 2008, DeVry University was accepted into the Academic Quality Improvement Program (AQIP) of the HLC, a seven-year accreditation reaffirmation process based on creating a culture of continuous improvement, one of DeVry University’s key values.

In 2013, the HLC conducted a comprehensive evaluation of DeVry University through the AQIP process and granted reaffirmation of accreditation. The next comprehensive evaluation is scheduled for 2019/2020.

In addition to regional accreditation, several of DeVry University’s programs hold programmatic accreditation. The baccalaureate electronics engineering technology, biomedical engineering technology and computer engineering technology programs at many of DeVry University’s U.S. locations are accredited by the Electronics Technology Accreditation Commission of ABET (“ETAC of ABET”), an accreditation board for applied science, computing, engineering, and technical education.

The associate degree program in health information technology is offered online and at DeVry University locations in Atlanta (Decatur), Chicago, Columbus, Dallas (Irving), Ft. Washington, Houston, North Brunswick, NJ, and Pomona. These programs, and the bachelor’s degree program in technical management with health information management specialty, are accredited by the Commission on Accreditation for Health Informatics and Information Management Education (CAHIIM).

The clinical laboratory science program at DeVry University’s Phoenix campus is accredited by the National Accrediting Agency for Clinical Laboratory Sciences (NAACLS).

The Project Management Institute’s Global Accreditation Center accredits DeVry University’s baccalaureate business administration and technical management programs when completed with project management emphases.

DeVry University undergraduate and graduate degree programs in business and accounting were granted initial accreditation by the Accreditation Council for Business Programs and Schools (ACBSP) in May 2013. DeVry University became only the ninth institution to achieve separate accounting accreditation from the ACBSP. This is an important milestone in recognition of DeVry University’s quality programs and its commitment to continuous improvement.

APPROVAL AND LICENSING

DeVry Group institutions require authorizations from many state higher education authorities or Canadian ministries to recruit students, operate schools, conduct exam preparation courses, and grant degrees. Generally, the addition of any new program of study or new operating location also requires approval by the appropriate licensing and regulatory agencies. In the United States, each DeVry University, Chamberlain College of Nursing, and Carrington College location is approved to grant certificates, diplomas, associate, bachelor’s and/or master’s and doctorate degrees by the respective state in which it is located. Ross University School of Medicine and American University of Caribbean School of Medicine clinical programs are accredited as part of their programs of medical education by their respective accrediting bodies, approved by the appropriate boards in those states that have a formal process to do so, and are posted with the ED.

Many states and Canadian provinces require private-sector postsecondary education institutions to post surety bonds for licensure. In the United States, DeVry Group has posted approximately $15.2 million of surety bonds with regulatory authorities on behalf of DeVry University, Chamberlain College of Nursing, Carrington College and Becker Professional Education. DeVry Group has posted CDN $0.3 million of surety bonds with regulatory agencies in Canada.

Certain states have set standards of financial responsibility that differ from those prescribed by federal regulation. DeVry Group believes it is in material compliance with state and Canadian provincial regulations. If DeVry Group were unable to meet the tests of financial responsibility for a specific jurisdiction, and could not otherwise demonstrate financial responsibility, DeVry Group could be required to cease operations in that state. To date, DeVry Group has successfully demonstrated its financial responsibility where required.

TUITION AND FEES

Medical and Healthcare

DeVry Medical International

Effective September 2014, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program will be $19,550 and $21,875, respectively, per semester. These tuition rates represent an increase from the September 2013 rates of 3.0% and 2.9%, respectively.

Effective September 2014, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine will be $19,675 and $17,725, respectively, per semester. Tuition and fees for the Internal Medicine Foundations portion of the medical school program are $21,710. Tuition and fees for the clinical portion of the programs are $21,710 per semester for the medical school, and $22,250 per semester for the veterinary school. These tuition rates represent an increase from September 2013 rates of 4.5% for Ross University School of Medicine, with no increase for Ross University School of Veterinary Medicine. These amounts do not include the cost of books, supplies, transportation, and living expenses.

DeVry Group believes that these tuition rates are in the middle of the range among private medical and veterinary schools, but equal to or higher than tuition in publicly-supported (taxpayer subsidized) medical and veterinary schools. Tuition rates at most medical and veterinary schools, including Ross University, have increased for the past several years, and management believes rates will continue to increase.

Chamberlain College of Nursing

Effective July 2014, tuition is $665 per credit hour for students enrolling 1 to 6 credit hours per session in the BSN (onsite), ADN and LPN-to-RN programs. This is unchanged since July 2012. For each credit hour per session in excess of six credit hours, tuition is $300 per credit hour, an increase of $100 over the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

Effective July 2014, tuition is $590 per credit hour for students enrolled in the RN-to-BSN online degree program. This tuition rate was unchanged from the July 2013 tuition rates. Tuition for students enrolled in the online MSN program is $650 per credit hour, which is unchanged since July 2012. The online DNP program is offered at $750 per credit hour which is also unchanged from the prior year.

DeVry Group believes that Chamberlain’s tuition is in the middle of the range among private nursing schools, but equal to or higher than tuition in publicly-supported (taxpayer subsidized) schools. Tuition rates at most nursing schools have increased for the past several years, and management believes they will continue to increase.

Carrington College

On a per credit hour basis, tuition for Carrington College programs range from $304 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. General education and most program tuition rates increased approximately 2 percent to 3 percent from the prior year. Student tuition is reduced accordingly for any incoming academic credits that are applicable. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged as well, depending on the program. Total program tuition ranges from approximately $12,000 for certificate programs to over $60,000 for some advanced programs. Tuition for programs offered by Carrington College is based on the cost to provide the education as well as market conditions affecting the programs and the locations in which they are offered.

International and Professional Education

DeVry Brasil

DeVry Brasil, through its educational institutions, operates in four cities in Northeastern Brazil. Each of these cities has different competitive markets and therefore tuition differs from one city to another.

All DeVry Brasil institutions have tuition levels that are competitive with other top ranked institutions in their local markets. Due to the nature and wide range of programs (143 different programs across DeVry Brasil institutions), tuition varies from R$443 per month (approximately US$200) for an Associate Degree up to R$4,891 per month (US$2,200) for a Medical Degree, and is consistent with DeVry Brasil’s positioning as a quality education provider and the level of service offered to students.

Professional Education

Effective July 1, 2014, the price of Becker’s complete classroom CPA review course is $3,393. Exam candidates may elect to enroll for individual sections of the exam review course at a price of $1,131 per section. These prices represent increases of less than one percent from the prior year. Becker offers discounts from these tuition rates under various enrollment promotions at college campuses, state CPA societies and participating accounting firms.

Business, Technology and Management

DeVry University

Effective July 2014, DeVry University instituted a Fixed Tuition Promise, a cohort tuition policy for matriculating students enrolled in the July 2014 through May 2015 sessions, whereby tuition rates will be locked in until students graduate as long as they remain enrolled. To maintain eligibility, students may not miss more than five consecutive sessions. The Fixed Tuition Promise applies to students in all programs and all levels of study.

Effective July 2014, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in 1 to 6 credit hours per session. Tuition is $365 per credit hour for each credit hour in excess of six credit hours. These credit hour rates have not increased as compared to the summer 2013 session. These amounts do not include the cost of books, supplies, transportation and living expenses. Based upon current tuition rates, a full-time student enrolling in the five-term undergraduate network systems administration program will pay total tuition of $39,095. A full-time student enrolled in the eight-term undergraduate business administration program will pay total tuition of $68,684. A term is defined as two eight-week sessions. Most DeVry University students do not attend full-time and the total cost for a part-time student would be higher.

Among four-year institutions, DeVry University’s undergraduate tuition during the 2013-2014 academic year was lower than the average tuition of independent schools and the average out-of-state (unsubsidized) tuition of public schools, but it was higher than the average in-state (taxpayer subsidized) tuition of publicly-supported institutions, according to data published in the Annual Survey of Colleges by the College Board. At four-year private schools, the average annual undergraduate tuition and fees for the 2013-2014 academic year was $30,094 at independent schools (a 3.8% increase from the prior year) and $15,130 at private sector schools (a 0.5% increase from the previous year). The average annual undergraduate tuition and fees at four-year public schools was $8,893 for in-state (a 2.9% increase from the previous) and $22,203 for out-of-state tuition (a 3.1% increase from the previous year).

Effective July 2014, Keller Graduate School of Management program tuition per course is $2,298. This rate did not increase as compared to the year-ago session.

If a student leaves school before completing an enrollment period, U.S. state, and Canadian provincial regulations permit schools to retain a set percentage of the total tuition received. This amount varies, but generally equals or exceeds the percentage of the term the student completes. Excess amounts are refunded to the student or the appropriate financial aid funding source.

FINANCIAL AID AND FINANCING STUDENT EDUCATION

Students attending American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College, DeVry Brasil and DeVry University pay for their education through a variety of sources. These sources include government-sponsored financial aid, private and university-provided scholarships, employer-provided tuition assistance, veteran’s benefits, private loans and cash payments. Students attending Becker Professional Education review courses are not eligible for federal or state financial aid, but many receive partial or full tuition reimbursement from their employers. In addition, Becker’s CPA Review course can be financed through Becker under a zero percent, 18 month term loan program, and Becker’s physician review courses can be financed under a zero percent, 6 month program.

The following table summarizes DeVry Group’s cash receipts from tuition payments by fund source as a percentage of total revenue for the fiscal years 2013 and 2012, respectively. Final data for fiscal year 2014 are not yet available.

	Fiscal Year
Funding Source:	2013	2012
Federal Assistance (Title IV) Program Funding (Grants and Loans)	66%	69%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	32%	29%
Total	100%	100%

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

All financial aid and assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. The HEA was last reauthorized by the United States Congress in July 2008, and was signed into law by the President in August 2008. The reauthorization is scheduled to expire in September 2014, with an automatic extension of one year to occur.  Committee leadership of both the U.S. House of Representatives and Senate have begun Reauthorization activities with hearings and introduction of several related bills. Existing programs and participation requirements are subject to change in this process.  Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

Information about Particular Government Financial Aid Programs

American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, Carrington College and DeVry University, students participate in many U.S. and Canadian financial aid programs. Each of these programs is briefly described below.

United States Federal Financial Aid Programs

Students in the United States rely on three types of U.S. Department of Education student financial aid programs under Title IV of the Higher Education Act.

1. Grants. DeVry University and Chamberlain College of Nursing undergraduate, and Carrington College students may participate in the Federal Pell Grant and Federal Supplemental Education Opportunity Grant programs.

•	Federal Pell grants. These funds do not have to be repaid and are available to eligible undergraduate students who demonstrate financial need and who have not already received a baccalaureate degree. For the 2013-2014 school year, eligible students could receive Federal Pell grants ranging from $564 to $5,645.

•	Federal Supplemental Educational Opportunity Grant (“FSEOG”). This is a supplement to the Federal Pell grant, and is only available to the neediest undergraduate students. Federal rules restrict the amount of FSEOG funds that may go to a single institution. The maximum individual FSEOG award is established by the institution but cannot exceed $4,000 per academic year. Educational institutions are required to supplement federal funds with a 25% matching contribution. Institutional matching contributions may be satisfied, in whole or in part, by state grants, scholarship funds (discussed below) or by externally provided scholarship grants.

2. Loans.  DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing and Carrington College students may participate in the Direct Subsidized, Unsubsidized and PLUS programs within the William D. Ford Federal Direct Student Loan Program. DeVry University undergraduate students may also participate in the Federal Perkins Student Loan Program.

•	Direct Subsidized loan: awarded on the basis of student financial need, it is a low-interest loan (a portion of the interest is subsidized by the Federal government) available to undergraduate students with interest charges and principal repayment deferred until six months after a student no longer attends school on at least a half-time basis (the student is responsible for paying the interest charges during the six months after no longer attending school on at least a half-time basis for those loans with a first disbursement between July 1, 2012 and July 1, 2014). First time borrowers after July 1, 2013 are eligible for Direct Subsidized loans only for 150% of the published length of their academic program. Loan limits per academic year range from $3,500 for students in their first academic year to $5,500 for students in their third or higher undergraduate academic year.

•	Direct Unsubsidized loan: awarded to students who do not meet the needs test or as an additional supplement to the Direct Subsidized loan. These loans incur interest from the time funds are disbursed, but actual principal and interest payments may be deferred until six months after a student no longer attends school on at least a half-time basis. Unsubsidized loan limits per academic year range from $6,000 for students in their first and second academic year to $7,000 in later years and increasing to $20,500 per academic year for graduate and professional program students. Additionally, a student without financial need may borrow an additional amount of unsubsidized loans up to the limit of the Direct Subsidized loan at their respective academic grade level. The total Direct Loan aggregate borrowing limit for undergraduate students is $57,500 and $138,500 for graduate students, which is inclusive of Direct Subsidized loan amounts borrowed as an undergraduate.

•	PLUS and Grad PLUS loans: enables a graduate student or parents of a dependent undergraduate student to borrow additional funds to meet the cost of the student’s education. These loans are not based on financial need, nor are they subsidized. Interest begins to accrue, and repayment obligations begin, immediately after the loan is fully disbursed, but may be deferred until a student no longer attends school on at least a half-time basis. Graduate students and parents may borrow funds up to the cost of attendance which includes allowances for tuition, fees and living expenses. Both PLUS and Grad PLUS are subject to credit approval, which generally requires the borrower to be free of any current adverse credit conditions. A co-borrower may be used to meet the credit requirements.

•	Federal Perkins loan: is a low-interest loan available only to those students who demonstrate exceptional financial need with interest and principal repayment deferred until nine months after a student no longer attends school on at least a half-time basis. The maximum Federal Perkins Loan amount is established by the institution, but cannot exceed $5,500 per award year. Ongoing funding for this program is provided from collections on loans issued in previous years. When students repay principal and interest on these loans, that money goes to the pool of funds available for future loans to students at the same institution.

3. Federal Work-study.  This program offers work opportunities, both on or off campus, on a part-time basis to students who demonstrate financial need. Federal Work-study wages are paid partly from federal funds and partly from qualified employer funds.

A regulation issued by the U.S. Department of Education implementing the HEA, commonly known as known as the 90/10 Rule (“90/10” Rule”), affects only private sector postsecondary institutions, such as DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing and Carrington College. Under this regulation, an institution that derives more than 90% of its revenues on a cash basis from federal Title IV student financial assistance programs for two successive years may lose its eligibility to participate in the Title IV programs. The following table details the percentage of revenue from Title IV student financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2013 and 2012, respectively. Final data for fiscal year 2014 are not yet available.

	Fiscal Year
	2013	2012
American University of the Caribbean School of Medicine	80%	81%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	87%	89%
Chamberlain College of Nursing	66%	66%
Carrington College:
California	81%	81%
Boise	74%	72%
Portland	74%	77%
Phoenix	82%	83%
DeVry University:
Undergraduate	72%	75%
Graduate	70%	73%

State Financial Aid Programs

Certain states, including Colorado, Florida, Georgia, Illinois, Indiana, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island and Vermont, offer state grant and loan assistance to eligible undergraduate students attending DeVry Group institutions.

Canadian Government Financial Aid Programs

Canadian citizens or permanent residents of Canada (other than students from the Northwest Territories, Nunavet or Quebec) are eligible for loans under the Canada Student Loans Program, which is financed by the Canadian government. Eligibility and amount of funding vary by province. Students attending DeVry University online or in the United States or Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean may be eligible for the Canada Student Loan program. The loans are interest-free while the student is in school, and repayment begins six months after the student leaves school. Qualified students also may benefit from Canada Study Grants (designed for students whose financial needs and special circumstances cannot otherwise be met), tax-free withdrawals from retirement savings plans, tax-free education savings plans, loan repayment extensions, and interest relief on loans.

Information about Other Financial Aid Programs

Private Loan Programs

Some DeVry University, Chamberlain College of Nursing, Ross University, American University of the Caribbean and Carrington College students rely on private (non-federal) loan programs for financial assistance.  These programs are used to finance the gap between a student’s educational and living costs and their financial aid awards.  The amount of the typical loan varies significantly according to the student’s enrollment and financial aid awards.  DeVry Group estimates that approximately one-half of the borrowings under private loan programs are used by students to pay for non-educational expenses, such as room and board.

Most private loans are approved using the student’s or a co-borrower’s credit history.  The cost of these loans varies, but in almost all cases will be more costly than the federal programs.  The application process is separate from the traditional financial aid process.  Student finance personnel at DeVry Group’s degree-granting institutions coordinate these processes to ensure that all students receive assistance from the federal and state programs first.

DeVry Group does not maintain a preferred lender list, but does list all of the lenders that made private loans to DeVry Group students in the previous year and still offer loans to DeVry Group students.

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

Brazilian Government Financial Aid Programs

DeVry Brasil students are eligible for loans under Brazil’s FIES public loan program (“Fundo de Financiamento Estudantil” or “Students Financing Fund”), which is financed by the Brazilian government. DeVry Brasil also participates in PROUNI (“Programa Universidade para Todos” or “University for All Program”), a Brazilian governmental program which provides scholarships to a portion of its undergraduate students under certain conditions. As of June 30, 2014, approximately 41% of overall DeVry Brasil’s students are financed under the FIES program while around 11% have obtained scholarships under the PROUNI program.

FIES deducts from monthly payments to DeVry Brasil an average amount of 5.81% to cover administrative expenses (5.63%) and student defaults (0.18%). There is no additional cost to DeVry Brasil if students fail to pay their loans under the applicable rules. Students begin to repay their loans 18 months after graduation. The Brazilian government has not limited the total number of students who are eligible to apply for the FIES government loan per institution.

PROUNI promotes the exchange of scholarships in private postsecondary education schools by granting exemption of federal taxes for the participating institutions.  Such scholarships grant total tuition reductions of either 50% or 100% . The percentage depends on a certain set of rules defined by the Brazilian government, such as family monthly earnings and the grade achieved at the “ENEM”, the national test issued by MEC to measure the quality of the high schools.

Specialized staff at DeVry Brasil review, interpret and establish procedures for compliance with regulations related to FIES and PROUNI. Both programs are required to be managed in accordance with government standards. Any regulatory violation can be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding against an institution.

In addition to the requirements that educational institutions must meet, student recipients of FIES and PROUNI must maintain satisfactory academic progress towards completion of their programs of study and an appropriate grade point average each and every semester.

DeVry Group-Provided Financial Assistance

Under the Career Catalyst Scholarship, DeVry University expects to provide more than $20 million over the next three years to be awarded to qualifying students who enrolled in the September 2013 and March 2014 sessions. The scholarships are valued at up to a total of $20,000 per student, depending on the degree. Students qualifying for DeVry University’s Career Catalyst Scholarship are eligible to receive scholarship awards of progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award may increase up to $7,000. For the third year, the award can increase up to $8,000.

DeVry University undergraduate students are also eligible for numerous DeVry Group-sponsored scholarships. Scholarship programs generally are designed to attract recent high school graduates and students enrolled at community colleges, with awards that range from $500 to $2,667 per term. DeVry University has also provided funds in the form of institutional grants to help those students most in need of financial assistance.

DeVry Group’s institutional loan programs are available to DeVry Group students and are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used only for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. DeVry Group students’ repayment begins immediately after disbursement by the school. Interest charges accrue each month on the unpaid balance. After a student leaves school a monthly installment repayment plan commences with all balances typically due within 12 to 60 months.

DeVry Group’s institutional lending programs are structured as a last resort option for students that have a gap in their funding. All federal and private loan funding options must be exhausted before an institutional loan is considered. The institutional loans do not impose any origination fees, in general have a fixed rate of interest that is not dependent on the borrower’s credit profile, and carry annual and aggregate maximums that ensure that they are only a supplemental source of funding and not relied on as the main source. Borrowers are required to begin making payments immediately in order to prove their capability to repay and reduce the possibility of overborrowing. Borrowers are advised about the terms of the loans and counseled to exhaust all federal funding options.

All of the Devry Group institutional loans are carried on our balance sheet and there are no relationships with external parties that shift the risk away from us. We monitor the CFPB’s student loan complaint database and act on any complaints filed by one of our borrowers. To date, there has been only one complaint filed which was resolved to the borrowers’ satisfaction. The total annual volume of our institutional loans represent less than 1 percent of overall revenues and thus do not have a material impact on our 90/10 ratios.

DeVry University and Chamberlain College of Nursing students who receive employer tuition assistance may choose from several deferred tuition payment plans. Students eligible for tuition reimbursement plans may have their tuition billed directly to their employers or payment may be deferred until after the end of the session. Educational expenses paid by an employer on behalf of an employee generally are excludable from the employee’s income if provided under a qualified educational assistance plan. At present, the maximum annual exclusion is $5,250.

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

Compliance with Legislative and Regulatory Requirements

Extensive and complex regulations in the United States and Canada govern all government grant, loan, and work study programs in which DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing, American University of the Caribbean School of Medicine and Carrington College and their respective students participate. DeVry Group must comply with many rules and standards, including maximum student loan default rates, limits on the proportion of its revenue that can be derived from federal student aid programs, prohibitions on certain types of incentive payments to admissions advisors and financial aid officers, standards of financial responsibility, and administrative capability requirements. Like all other educational institutions, DeVry Group’s administration of these programs is regularly reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous U.S. Department of Education (“ED”) and state regulatory agency program reviews have not resulted in significant findings or adjustments against DeVry Group. If a proceeding were initiated and caused ED to substantially curtail DeVry Group’s participation in government grant or loan programs, DeVry Group’s enrollments, revenues and accounts receivable could all be adversely affected.

In the fall of 2009, ED initiated the process of negotiated rulemaking with respect to Program Integrity Issues to consider changes to certain provisions of the regulations governing the Title IV Programs.   The resulting program integrity rules promulgated in October 2010 and June 2011 address fourteen topics. The most significant to DeVry Group’s U.S. degree-granting institutions are the following:

•	“Gainful Employment”
•	“Misrepresentation”
•	“Incentive Compensation”

ED published final program integrity regulations on October 29, 2010, with most of the final rules effective July 1, 2011. On June 13, 2011, ED published final regulations on metrics for gainful employment programs effective July 1, 2012. While DeVry Group believes it is operating in compliance with these new reporting and disclosure requirements, non-compliance with these requirements, individually or in combination, may negatively impact the Title IV eligibility of DeVry Group’s academic programs and its student enrollments.

“Gainful Employment” To be eligible for Title IV funding, most academic programs offered by private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. Effective July 1, 2011, all private sector higher education institutions must provide prospective students with the types of employment associated with the program, total cost of the program, on-time completion rate, job placement rate, if applicable, and the median loan debt of program completers. Beginning October 1, 2011, institutions must annually submit information to ED about students who complete a program leading to gainful employment in a recognized occupation, including the amount of debt incurred under private loans or institutional financing plans, matriculation information, and end of year enrollment information. Additionally, beginning July 1, 2011 the final regulations require institutions to notify ED at least 90 days before the commencement of new educational programs leading to gainful employment in recognized occupations. This notification must include information on the demand for the program, any performed wage analysis, any external program review and approval, and a demonstration of accreditation.

On June 30, 2012, the U.S. District Court for the District of Columbia, in the case captioned Association of Private Sector Colleges and Universities (APSCU) v. Duncan, issued a decision that vacated most of the gainful employment regulations that ED published on October 29, 2010 and June 13, 2011 and remanded those regulations to ED for further action. The Court left in place the gainful employment disclosure provisions that require institutions to disclose certain information on their web pages for each gainful employment program, including on time completion rates and information about tuition and costs. On June 12, 2013, ED announced its intention to establish a negotiated rulemaking committee to negotiate the rules vacated by the Court. The negotiated rulemaking committee met for four sessions, between September 9, 2013 and December 13, 2013. As a result of those sessions, ED published a Notice of Proposed Rulemaking on March 25, 2014 to establish measures for determining whether certain postsecondary educational programs prepare students for gainful employment in a recognized occupation, and the conditions under which these educational programs remain eligible for the student financial assistance programs authorized under title IV of the Higher Education Act of 1965, as amended (HEA).

The Department has proposed a framework with three components:

•	Certification requirements-Institutions must certify that each of their gainful employment programs meets applicable institutional or program-level accreditation requirements and state or federal licensure standards.

•	Accountability metrics-To maintain Title IV eligibility, gainful employment programs must maintain a debt-service-to-earnings ratio of up to 8% or a debt-service-to-discretionary-earnings ratio of up to 20% and a programmatic cohort default rate (“pCDR”) of less than 30%. Programs with a passing pCDR that did not pass the debt measures could retain eligibility for federal student aid for up to 4 years with debt ratios in the “improvement zone” consisting of debt-service-to-earnings ratios of 8% to12% or debt-service-to-discretionary-earnings ratios of 20% to 30%.

•	Transparency framework-Public disclosures-Schools will be required to disclose additional data regarding the performance and outcomes of their gainful employment programs. For example, a new pCDR. The disclosures include information on costs, earnings, debt, default rates, and completion rates.

Any new rule must be published for comment and a final rule issued by October 31 of any year to be effective for the subsequent July 1. ED has indicated that they will publish the final rule by October 31, 2014 in order to have the effective date be July 1, 2015.

The eligibility to participate in Title IV for students enrolled in specific DeVry Group programs could be adversely impacted by changes to the metrics or the implementation of new measures.

“Misrepresentation” The new rules significantly broadened an educational institution’s liability for "substantial misrepresentation" that would, among other things, subject DeVry Group to sanctions for statements containing inadvertent errors made to non-students, including to any member of the public, impose vicarious liability on institutions for the conduct of others, and expose institutions to liability when no actual harm occurs.

“Incentive Compensation” An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. The law and regulations governing this requirement never established clear criteria for compliance in all circumstances, but there were twelve safe harbors that defined specific types of compensation that were deemed to constitute permissible incentive compensation. The new rules eliminate the 12 safe harbors. These changes increase the uncertainty about what constitutes incentive compensation and which employees are covered by the regulation. This makes the development of effective and compliant performance metrics more difficult to establish. As such, these changes limit DeVry Group’s ability to compensate our employees based on their performance of their job responsibilities, which could make it more difficult to attract and retain highly-qualified employees. Management believes that DeVry Group has not been, nor is currently, involved in any activities that violate the restrictions on commissions, bonuses or other incentive payments to recruiters.

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

Institutions that participate in U.S. federal financial aid programs must disclose information upon request about undergraduate student “completion rates” to current and prospective students. The federal Student-Right-To-Know Act defines the cohort of students on which the institution must report as “first-time, full-time, degree-seeking” students who enter the fall term. Completion rates calculated in accordance with the statute for each of DeVry University’s U.S. undergraduate campuses generally fall within the range of completion rates at selected four-year urban public colleges serving low income students and in the areas in which its campuses are located. However, its overall completion rate for full-time students is actually higher than reported in these statistics. Many DeVry University students have previously attended other colleges (and completion rates for undergraduate students entering with previous college experience generally are higher than for first-time students), but these students are not included in the completion rate statistics that are defined by the Student-Right-To-Know Act. In an effort to improve our completion rates as defined by the statute, DeVry University has enhanced its student support services. For 2006 freshman students (the latest period for which final completion statistics are available), the graduation rate for DeVry University U.S. undergraduates was 32.0% as compared to the 2005 rate of 30.0%.

Specialized staff at DeVry Group’s home office review, interpret, and establish procedures for compliance with regulations governing financial assistance programs and processing financial aid applications. Because financial assistance programs are required to be administered in accordance with the standard of care and diligence of a fiduciary, any regulatory violation can be the basis for disciplinary action, including the initiation of a suspension, limitation, or termination proceeding.

In the United States, DeVry University, Chamberlain College of Nursing, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, and Carrington College have completed and submitted all required audits of compliance with federal financial assistance programs for fiscal year 2013. DeVry Group’s independent public accountants are currently conducting the required audits of the one-year period ended June 30, 2014. As of June 30, 2014, DeVry Group was required to post approximately $7.7 million in letters of credit relating to participation in federal financial assistance programs. These letters of credit will expire in less than one year. No amount has ever been drawn under letters of credit issued on behalf of DeVry Group.

As a part of its effort to monitor the administration of student financial assistance programs, ED and state grant agencies may conduct site visits and program reviews at any educational institution at any time. Reviews of several DeVry Group institutions have not resulted in any adverse material findings or adjustments. A comprehensive program review of DeVry University’s administration of the Title IV programs, initiated in May 2011 was closed in June 2014 with no material findings. Similar comprehensive program reviews of Carrington College-Phoenix, Ross University School of Medicine, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. At this point, no material findings have been identified in any of these reviews.

In addition to the requirements that educational institutions must meet, student recipients of financial aid must maintain satisfactory academic progress toward completion of their program of study and an appropriate grade point average.

DeVry Group’s efforts to ensure compliance with all of these regulatory requirements are extensive and include:

•	A corporate Ombudsman’s’ office comprised of seven employees that respond to student concerns.
•	An internal audit function reporting directly to the Audit and Finance Committee of the Board of Directors that continuously audits aspects of DeVry Group’s operations, including compliance with regulations.
•	A six person Regulatory Quality Assurance function that assists with the development and implementation of procedures and process controls and monitors execution to assure compliance with federal and state regulations.
•	An eleven person Regulatory Compliance team that is responsible for the review and required approval of all student and public-facing communications and media, scripted enrollment and financial advising, and monitoring of federal and state regulatory developments.
•	Quality Assurance functions and the use of peer reviews within the operational units
•	Continuous monitoring of recorded phone calls and the use of mystery shoppers in order to ensure that misrepresentations are not made. During fiscal year 2014, over 7,100 calls were reviewed, resulting in coaching opportunities, additional training, and four employee terminations.
•	Strict adherence to compliance-approved scripting by employees when speaking to potential and current students.
•	Required Responsible Communications training that every employee must complete.
•	Continuous Career Services reviews testing the accuracy of employment statistics.

STUDENT LOAN DEFAULTS

ED has instituted strict regulations that penalize institutions whose students have high default rates on federal student loans. Depending on the type of loan, a loan is considered in default after the borrower becomes at least 270 or 360 days past due. For a variety of reasons, higher default rates are often found in private sector institutions and community colleges — all of which tend to have a higher percentage of low-income students enrolled than do four-year publicly supported and independent colleges and universities.

Educational institutions are penalized to varying degrees under the William D. Ford Federal Direct Student Loan Program, depending on the default rate for the “cohort” defined in the statute. An institution with a cohort default rate that exceeds 20% for the year is required to develop a plan to reduce defaults, but the institution’s operations and its students’ ability to utilize student loans are not restricted. An institution with a cohort default rate of 30% or more for three consecutive years is ineligible to participate in these loan programs and cannot offer student loans administered by ED for the fiscal year in which the ineligibility determination is made and for the next two fiscal years. Students attending an institution whose cohort default rate has exceeded 30% for three consecutive years also are ineligible for Pell grants. Any institution with a cohort default rate of 40% or more in any year is subject to immediate limitation, suspension, or termination proceedings from all federal aid programs. DeVry Group carefully monitors students’ loan default rates and has never had a cohort default rate of 30% or more for three consecutive years, or of 40% or more in any one year, at any of its institutions.

Beginning with the cohort default rate calculations for federal fiscal year 2009, the cohort default rate is calculated by determining that rate at which borrowers who become subject to their repayment obligation in the relevant federal fiscal year, default by the end of the third federal fiscal year. This change (from a two year measure) will initially affect eligibility determinations for the 2015 fiscal year.

According to ED, the three-year cohort default rate for all colleges and universities eligible for federal financial aid increased from 13.4% in fiscal year 2009 to 14.7% for fiscal year 2010 (the latest period for which data are available).

Default rates for DeVry University, Ross University School of Medicine, Ross University School of Veterinary Medicine, American University of the Caribbean School of Medicine, Chamberlain College of Nursing and Carrington College students follow. The latest period for which final three-year data is available is 2010.

	Cohort Default Rate
	2010	2009
American University of the Caribbean School of Medicine	1.1%	1.6%
Ross University School of Medicine	1.1%	0.8%
Ross University School of Veterinary Medicine	0.8%	0.0%
Chamberlain College of Nursing	6.7%	7.9%
Carrington College:
California	27.2%	25.6%
Boise	13.9%	14.4%
Portland	16.4%	13.8%
Phoenix	25.4%	23.5%
DeVry University: Undergraduate Programs	23.4%	24.1%
DeVry University: Federal Perkins Loan Program	12.2%	12.4%
DeVry University: Graduate Programs	7.7%	7.1%

The two-year cohort default rates for Carrington College - California, Carrington College – Phoenix, and DeVry University were in excess of 15.0% for the most recent year (2011). In accordance with ED regulations, disbursement of Title IV Stafford loans for new students is delayed for a thirty day period for any institution with a cohort default rate in excess of 15.0%. Management believes that the delay in the related cash receipts for this DeVry Group institution will not materially affect its operations or cash flow.

Under the Federal Perkins loan program, the institution is responsible for collecting outstanding loans. Any institution with a Perkins loan cohort default rate exceeding 15% must establish a default reduction plan. DeVry Group has worked to reduce the default rates for all loan programs by implementing financial awareness and student counseling programs and retaining outside loan servicing agencies to contact former students and inform them of their repayment options.

CAREER SERVICES

Medical and Healthcare

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

Carrington College

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

International and Professional Education

DeVry Brasil

DeVry Brasil institutions maintain a career services function inside a department named “CASA”, a Portuguese acronym for the “Student Support Center”. It is an integral part of DeVry Brasil student service solutions, providing academic support, advising on international programs and providing career advice. The service helps students to develop resumes and prepares for job interviews. The staff also searches for jobs and internship opportunities for DeVry Brasil students. All those activities are embedded in a program called “PDPE”, which translates to “Student Professional Development Program”. This program assists students to prepare an individual plan with a coach and such plan is followed up every 6 to 12 months.

To measure the students’ success, every 6 months a survey gathers information about employment rates and salaries. DeVry Brasil’s last survey of students who concluded undergraduate programs was taken in January 2014 and indicated an employment rate of 74.9%, with an average monthly annual salary of R$32,973 (US$14,805).

Business, Technology and Management

DeVry University

DeVry University believes that the employment of its graduates is essential to the achievement of its mission and its ability to attract and retain students. Career Services professionals across the DeVry University system work diligently to partner with graduates to attain positions in their career fields. Although DeVry University cannot guarantee employment, it is dedicated to helping guide and motivate its students and graduates through the career process. DeVry University representatives work with students and graduates on career planning, job interviewing and resumé preparation. Students’ career efforts are also supported by an employer database containing information on national and local companies. Students can log into one site to view, apply for, and learn more about job opportunities appropriate to their experience and education level. DeVry University students and graduates have, in addition, access to robust online, self-service career preparation tools through My Compass To My Career. The capabilities of this system include a self-assessment application, networking tools, video tutorials, resume writing software, video mock interview software, links to resources, and feeds for events and job leads relevant to their degree program.

DeVry University holds virtual and onsite Career Fairs periodically to enable students to meet and network with recruiters of DeVry University graduates. The national job database that is available to DeVry University students also allows employers to access the system directly and post open positions, providing additional opportunities for students and graduates. In many cases, employer hiring representatives conduct interviews at DeVry University campuses. For the last ten years, DeVry University graduates have obtained employment at over 95 of the Fortune 100 companies. DeVry University works with many Fortune 100 companies to design programs that provide real-world knowledge.

In 2013, 90.9% of graduates of DeVry University’s associate and bachelor’s degree programs who were actively seeking employment had careers in their chosen fields within six months of graduation at an average salary of $44,295. To a large extent, these figures are based upon self-reported data from graduates. They reflect graduates who were employed in positions relating to their field of study within 180 days of graduation from among those graduates who were eligible for career assistance and who actively pursued employment relating to their field of study. Graduates are not considered eligible for career assistance if they are continuing their education, employed in positions unrelated to their field of study and not seeking positions related to their field of study, legally ineligible to work in the United States or Canada, or unable to accept career advising assistance because of circumstances such as military deployment, national or social service (Peace Corps, Teach for America, etc.), incarceration, critical illness or death. Graduates who pursue employment relating to their field of study for less than 180 days are not considered to be pursuing employment actively. Graduates are not counted differently to the extent they were employed when they enrolled or they became employed while completing their academic programs.

Annual compensation information includes base salary and any additional taxable compensation of those graduates who chose to disclose this information. Graduates employed when they enrolled or who became employed while completing their academic programs generally earned more than graduates who accepted new employment after graduation.

SEASONALITY

DeVry Group’s quarterly revenue and net income fluctuate primarily as a result of the pattern of student enrollments. Generally, the schools’ highest enrollment and revenues typically occur in the fall, which corresponds to the second and third quarters of DeVry Group’s fiscal year. Enrollment is slightly lower in the spring, and the lowest enrollment generally occurs during the summer months. DeVry Group’s operating costs do not fluctuate as significantly on a quarterly basis.

Results of operations reflect both this seasonal enrollment pattern and the pattern of student recruiting activity costs that precede the start of every term. Revenues, operating income, and net income by quarter for each of the past two fiscal years are included in Note 17 to the Consolidated Financial Statements, “Quarterly Financial Data.”

EMPLOYEES

As of June 30, 2014, DeVry Group had the following number of employees:

	Faculty and Staff		Part-time
	Full-	Part-	Student
	time	time	Employees	Total
DeVry University	4,090	40	867	4,997
DeVry Medical International	1,201	53	-	1,254
Chamberlain College of Nursing	841	5	201	1,047
Carrington College	791	138	57	986
Becker Professional Education	236	5	-	241
DeVry Brasil	1,670	1,453	136	3,259
Home Office Staff	680	5	48	733
Total	9,509	1,699	1,309	12,517

DeVry Group also utilizes approximately 6,000 independent contractors who teach as adjunct faculty and instructors. These independent contractors are not included in the above table. DeVry Group believes that its relationship with its employees is satisfactory. Approximately 265 administrative and support employees of Ross University’s medical school campus in Dominica and approximately 3,123 employees at DeVry Brasil are covered by respective collective bargaining agreements with local unions. During the fourth quarter of fiscal 2014, DeVry University implemented an involuntary reduction in force (RIF) that will reduce its workforce by approximately 230 positions.

Medical and Healthcare

DeVry Medical International

American University of the Caribbean School of Medicine is managed by a dean with appropriate department chairs and course directors to oversee the educational programs and clinical rotations. In addition, the school has student services staff to assist with student financial aid, housing, and other student-related matters. The St. Maarten campus is supported by administrative staff located in Coral Gables, Florida and by the DeVry Medical International central administrative staff located in Iselin, New Jersey, and Miami, Florida.

Ross University School of Medicine and Ross University School of Veterinary Medicine are managed by deans with appropriate department chairs and course directors to oversee the educational operations. In addition, each campus has student services staff to assist with financial aid, housing, and other student-related matters. The campuses are supported by the DeVry Medical International central administrative staff.

Faculty members at American University of the Caribbean School of Medicine and Ross University School of Medicine have either a Ph.D. or an M.D. degree or both. Full-time faculty are supplemented by visiting or part-time instructors who are engaged to lecture on very specialized or emerging subjects. Each veterinary faculty member has either a Ph.D. or D.V.M. degree or both. Faculty members at the American University of the Caribbean School of Medicine, Ross University School of Medicine and Ross University School of Veterinary Medicine are not tenured.

Chamberlain College of Nursing

Chamberlain College of Nursing campuses are managed by campus presidents who are doctorally prepared nurse administrators. The campus presidents report to a home office regional director of campus operations and are supported by the senior director of baccalaureate nursing program who is responsible for standardized delivery of curricula on each campus. Student services staff is available to assist campus and online students with admissions, financial aid, housing, and other aspects of student life. The campuses and online program offerings are supported by a central administrative and management staff located in Downers Grove, Illinois.

In general, Chamberlain faculty members have a Master of Science in Nursing and many have additional advanced degrees. Those few faculty without a master’s degree who are working in a non-teaching role are enrolled in a graduate program in nursing. Liberal arts and sciences courses are generally taught by DeVry University faculty. Chamberlain faculty members are not tenured.

Carrington College

Carrington campuses are managed by campus executive directors. These campus executive directors are supported by campus-based, director level support staff in the functional areas of admissions, career services, student finance, student records, and academics. Further support and oversight in the areas of academics, student finance, admissions, human resources, and information technology are provided by administrative staff located in Phoenix, Arizona, and Sacramento, California. Support functions in accounting/finance, marketing, information technology, and human resources are also maintained at these offices.

All Carrington College faculty members must meet the minimum academic credentialing requirements as set forth by their respective institutional and programmatic accreditation bodies and state authorizing agencies, as applicable.

International and Professional Education

DeVry Brasil

DeVry Brasil’s management team along with support service functions including academics, compliance, marketing, legal, finance, information technology and human resources are based in Fortaleza, Brazil. Each campus is led by a General Director and the smaller center locations are led by a General Manager. Most DeVry Brasil faculty members work part-time (less than 40 hours weekly). Because part-time faculty teach pursuant to a contact with their institution, they are accorded the same rights and benefits as full-time employees in accordance with Brazilian employment laws. More than 71% of DeVry Brasil faculty members hold Master and/or Doctorate degrees.

Becker Professional Education

Becker Professional Education is managed by a staff based primarily at DeVry Group’s Downers Grove home office that supports its operations. Certain regional operations, as well as some other functions such as curriculum development, are managed and located throughout the United States, the United Kingdom and Hong Kong. Becker’s faculty consists primarily of practicing professionals and university professors who teach the review courses on a part-time, course-by-course basis.

Business, Technology and Management

DeVry University

Each DeVry University campus and center is managed by a campus president or center dean and has a staff of academic deans and faculty, as well as academic support staff, admissions advisors, career service and student service personnel, and other professionals. Group vice presidents of operations oversee the campuses and centers in geographically defined areas.

DeVry University hires academic deans and faculty members in accordance with internal criteria, accrediting standards, and applicable state law. All of DeVry University’s full-time faculty members hold advanced academic degrees, and most faculty members teaching in technical areas have related industry experience. Fifty percent of DeVry University’s full-time faculty hold doctorate degrees. DeVry University offers sabbatical and other leave programs to allow faculty to engage in developmental projects or consulting opportunities so they can maintain and enhance their teaching skills. In addition to its regular faculty, DeVry University engages adjunct and visiting faculty who teach on a part-time basis while continuing to work in their technical field or specialty. Faculty members are evaluated based on student comments and observations by an academic dean. DeVry University does not offer tenure.

Home Office Staff

DeVry Group’s home office staff are located at offices in Downers Grove and Oak Brook, Illinois. The home office staff supports the employees for all of DeVry Group’s educational programs and locations by providing a broad range of services. Among the centrally provided support services are curriculum development, academic management, licensing and accreditation, marketing and recruiting management, information technology, financial aid processing, regulatory compliance, audit services, legal, tax, payroll, and finance and accounting. Additionally, DeVry Group’s online operations are located in offices in Chicago, Addison and Naperville, Illinois. Student finance administrative staff are also located in the Naperville facility.

TRADEMARKS AND SERVICE MARKS

DeVry Group owns and uses numerous trademarks and service marks, such as “DeVry,” “DeVry University,” “DeVry Shield Design,” “Keller Graduate School of Management,” “Becker Professional Education,” “Becker CPA Review,” “ATC International,” “Ross University,” “Chamberlain College of Nursing,” “Carrington College,” “Carrington College California,” “American University of the Caribbean” and others. All trademarks, service marks, and copyrights associated with its businesses are owned in the name of DeVry Education Group Inc. or a subsidiary of DeVry Education Group Inc. DeVry Group vigorously defends against infringements of its trademarks, service marks, and copyrights.

ADDITIONAL INFORMATION

DeVry Group’s Website is at http://www.devryeducationgroup.com.

Through its Website, DeVry Group offers (free of charge) its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) (the “Exchange Act”) as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the SEC. The Website also includes copies of the following:

DeVry Group Governance Principles

Policy for Shareholder Communication with Directors

Policy for Communicating Allegations Related to Accounting Complaints

Director Nominating Process

DeVry Group Code of Conduct and Ethics

Academic Committee Charter

Audit and Finance Committee Charter

Compensation Committee Charter

Nominating and Governance Committee Charter

Information contained on the Website is not incorporated by reference into this report.

Copies of the DeVry Group’s filings with the SEC and the above-listed policies and charters also may be obtained by written request to Investor Relations at DeVry Group’s executive offices. In addition, DeVry Group’s filings with the SEC can be read or copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a Website that contains reports, proxy and information statements, and other information regarding issuers, including DeVry Group, that file electronically with the SEC; the Website address is at http://www.sec.gov.

ITEM 1A — RISK FACTORS

DeVry Group’s business operations are subject to numerous risks and uncertainties. Investors should carefully consider the risk factors described below and all other information contained in this Annual Report on Form 10-K before making an investment decision with respect to DeVry Group’s common stock. If any of the following risks are realized, DeVry Group’s business, results of operations, financial condition and cash flows could be materially and adversely affected, and as a result, the price of DeVry Group’s common stock could be materially and adversely impacted. Because of their very nature, management cannot predict all the possible risks and uncertainties that may arise. Risks and uncertainties that may affect DeVry Group’s business include, but are not limited to:

Risks Related to DeVry Group’s Highly Regulated Industry

DeVry Group is subject to risks relating to regulatory matters. If DeVry Group fails to comply with the extensive regulatory requirements for its operations, DeVry Group could face fines and penalties, including loss of access to federal and state student financial aid for its students as well as significant civil liability.

As a provider of higher education, DeVry Group is subject to extensive regulation. In particular, in the United States, the Higher Education Act, as amended and reauthorized (the “Higher Education Act”), subjects DeVry Group’s U.S. degree granting institutions (DeVry University, Chamberlain College of Nursing and Carrington College) and all other higher education institutions, including DeVry Group’s Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine, that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.

To participate in Title IV financial aid programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the U.S. Department of Education (“ED”), and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement.

These regulatory requirements cover virtually all phases of DeVry Group’s U.S. postsecondary operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs and changes in DeVry Group’s corporate structure and ownership.

If a DeVry Group institution is found to be in noncompliance with any of these regulations, standards or policies, any one of the relevant regulatory agencies could take action including:

•	Imposing monetary fines or penalties;
•	Requiring a posting of a letter of credit or bond
•	Restricting DeVry Group’s ability to offer new programs of study or imposing of enrollment caps;
•	Limiting or terminating DeVry Group’s operations or ability to grant degrees;
•	Restricting or revoking accreditation, licensure or other approval to operate;
•	Limiting, suspending, or terminating eligibility to participate in Title IV programs or state financial aid programs; and
•	Subjecting DeVry Group to other civil or criminal penalties, including those associated with filing a false claim, which may include requirements to repay one or more years receipt of Title IV aid and treble damages.

Any of the penalties, injunctions, restrictions or other forms of censure listed above could have a material adverse effect on DeVry Group’s business, results of operations, financial condition and cash flows. If DeVry Group were to lose its Title IV eligibility, DeVry Group would experience a dramatic and adverse decline in revenue and would be unable to continue business as it is currently conducted.

Many U.S. state governments also provide financial support to students enrolled in higher education programs in their state. These state government financial aid programs subject our schools to regulatory requirements, often similar to those governing federal Title IV programs. If any of our U.S. degree granting institutions were found to be in noncompliance with regulations governing those programs, its students and prospective students could lose access to funds from the non-compliant program, which could negatively impact the financial condition, results of operations and cash flows of the affected institution. The institution could also be required to repay all or a portion of funds received for one or more years of noncompliant activity.

In addition to the potential fines, penalties and sanctions that ED may seek to impose against DeVry Group or its institutions that participate in Title IV programs for violations of the applicable laws and regulations, including but not limited to the Incentive Compensation, Substantial Misrepresentation, and Gainful Employment regulations, violations of such rules may also form the basis for civil claims against DeVry Group or its institutions by civil litigants, attorneys general, or others.  These claims may assert violations of the securities laws or state or federal consumer protection laws.  Moreover, DeVry Group institutions that participate in Title IV programs each do so pursuant to a Program Participation Agreement (“PPA”) that, among other things, includes commitments to abide by all applicable laws and regulations such as the Incentive Compensation, Substantial Misrepresentation, and Gainful Employment regulations.  Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to qui tam actions, that have the potential to generate very significant damages linked to DeVry Group’s receipt of Title IV funding from the government over a period of several years.

The U.S. Congress may change laws governing federal financial aid programs in ways that could materially impact our financial condition, operations and cash flows.

Action by the U.S. Congress to revise the laws governing the federal student financial aid programs or reduce funding for those programs could reduce DeVry Group’s student enrollments and/or increase its costs of operation.  Political and budgetary concerns significantly affect Title IV Programs. The U.S. Congress enacted the Higher Education Act to be reauthorized on a periodic basis, which most recently occurred in August 2008.  The 2008 reauthorization of the Higher Education Act made significant changes to the requirements governing the Title IV Programs, including changes that, among other things:

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

The reauthorization of the Higher Education Act (“HEA”) is scheduled to expire at the end of 2014.  Committee leadership of both the U.S. House of Representatives and Senate have begun reauthorization hearings.  Existing programs and participation requirements are subject to change in this process.  Additionally, funding for the student financial assistance programs may be impacted during appropriations and budget actions.

The U.S. Congress can change the laws affecting Title IV Programs in the annual federal appropriations bills and other laws it enacts between the HEA reauthorizations.  At this time, DeVry Group cannot predict all of the changes that the U.S. Congress will ultimately make.  Since a significant percentage of DeVry Group’s revenue is indirectly derived from Title IV Programs, any action by the U.S. Congress that significantly reduces Title IV Program funding or the ability of DeVry Group’s degree granting institutions or students to participate in Title IV Programs could have a material adverse effect on DeVry Group’s financial condition, results of operations and cash flows. Recently proposed legislation that, if enacted, could have a material adverse effect on our business includes:

•	Inclusion of sources of federal student assistance or funding other than Title IV aid in the 90/10 formula and increasing the 10% requirement to 15%,
•	Limitations on the enrollment of U. S. citizens in foreign medical schools.

Congressional examination of private sector post-secondary education could lead to legislation or other governmental action that may negatively affect the industry.

In 2010, the U.S. Congress increased its focus on private sector education institutions, including participation in Title IV programs and the U.S. Departments’ of Defense and Veterans Administration oversight of tuition assistance for military service members attending private sector colleges. Since June 2010 the Senate Health, Education, Labor, and Pensions (“HELP”) Committee has held hearings to examine private sector education. The last of these hearings occurred in calendar year 2012. Other Committees of the U.S. Congress have also held hearings into, among other things, the standards and procedures of accrediting agencies, credit hours and program length, the portion of federal student financial aid going to private sector institutions, and the receipt of veteran’s and military education benefits by students enrolled at private sector institutions. A number of legislators have variously requested the Government Accountability Office (“GAO”) to review and make recommendations regarding, among other things, recruitment practices, educational quality, student outcomes, the sufficiency of integrity safeguards against waste, fraud and abuse in Title IV programs, and the percentage of private sector institutions’ revenue coming from Title IV and other federal funding sources. The GAO released four reports on private sector post-secondary education: first, a report in August 2010 (subsequently revised in November 2010) that concluded, based on a three-month undercover investigation, that employees at a non-random sample of 15 private sector institutions (not any of our schools) made deceptive statements to students about accreditation, graduation rates, job placement, program costs, or financial aid; second, a report in October 2010 critical of ED’s efforts to enforce the ban on incentive payments; third, a report in October 2011 critical of the student experience and instructor performance at some private sector online institutions; and fourth, a report in December 2011 comparing various student outcomes across private sector, non-profit, and public institutions. Findings from these various reports are could influence the development of the HEA reauthorization and could result in the introduction of provisions with potentially adverse impacts on DeVry Group institutions. In addition, concerns generated by Congressional activity may adversely affect enrollment in and revenues of private sector educational institutions. Limitations on the amount of federal student financial aid for which our students are eligible under Title IV could materially and adversely affect our business.

Our ability to comply with some of regulations of the Department of Education is affected by economic forces affecting our students and graduates that are not entirely within our control.

Our ability to comply with several regulations of ED is not entirely within our control. In particular, our ability to participate in federal Title IV programs is dependent on the ability of our past students to avoid default on student loans, obtain gainful employment, and to pay for a portion of their education with private funds. These measurements are heavily influenced by broader economic drivers, including the personal or family wealth of our students, the overall employment outlook for their area of study and the availability of private financing sources. The continued economic downturn, or a worsening economic outlook, could impact these measurements, which could have a material adverse effect on our financial condition, results of operation and cash flows.

Department of Education rules prohibiting “substantial misrepresentation” are very broad. As a result, we face increased exposure to litigation arising from student and prospective student complaints and enforcement actions by the Department of Education that could restrict or eliminate our eligibility to participate in Title IV programs.

Recently adopted ED rules significantly broaden an educational institution’s liability for "substantial misrepresentation" that, among other things, subject us to sanctions for statements containing inadvertent errors made to non-students, including any member of the public, impose vicarious liability on us for the conduct of others, and expose us to liability even when no actual harm occurs. It is possible that despite our efforts to prevent such misrepresentations, our employees or service providers may make statements that could be construed as substantial misrepresentations. As a result, we may face complaints from students and prospective students over statements made by us and our agents throughout the enrollment, admissions and financial aid process, as well as throughout attendance at any of our U.S. degree granting schools, which would expose us to increased risk of enforcement action and applicable sanctions or other penalties and increased risk of private qui tam actions under the Federal False Claims Act. If ED determines that an institution has engaged in substantial misrepresentation, ED may revoke an institution’s agreement to participate in Title IV programs, impose limitations on the institution’s participation in Title IV programs, deny applications from the institution for approval of new programs or locations or other matters, or initiate proceedings to fine the institution or limit, suspend, or terminate its eligibility to participate in Title IV programs. If ED determines that statements made by us or on our behalf are in violation of the new regulations, we could be subject to sanctions and other liability, which could have a material adverse effect on financial condition, results of operations, cash flows and stock price.

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

An educational institution participating in Title IV programs may not pay any commission, bonus or other incentive payments to any person involved in student recruitment or admissions or awarding of Title IV program funds, if such payments are based directly or indirectly in any part on success in enrolling students or obtaining student financial aid. Our limited ability to compensate our employees based on their performance of their job responsibilities could make it more difficult for us to attract and retain highly-qualified employees. The regulations may also impair our ability to sustain and grow our business, which could have a material adverse effect on our financial condition, results of operations, cash flows and stock price. Additionally, guidance from ED indicates that these regulations would apply to services that we may provide to enable other educational institutions to offer online educational programs. These restrictions could materially restrict our ability to provide services competitive with other companies that provide, or will provide, online services to educational institutions without restrictions on incentive compensation.

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

Our U.S. degree-granting institutions may lose their eligibility to participate in Title IV programs if their student loan default rates are greater than standards set by ED. An educational institution may lose its eligibility to participate in some or all Title IV programs, if, for three consecutive federal fiscal years, 30% or more of its students who were required to begin repaying their student loans in the relevant federal fiscal year default on their payment by the end of the next two federal fiscal years. In addition, an institution may lose its eligibility to participate in some or all Title IV programs if its default rate for a federal fiscal year was greater than 40%. If any of our U.S. degree granting institutions lose eligibility to participate in Title IV programs because of high student loan default rates, it would have a material adverse effect on our financial condition, results of operation and cash flows.

Our schools could lose their eligibility to participate in federal student financial aid programs if the percentage of their revenues derived from those programs were too high.

Our U.S. degree granting institutions may lose eligibility to participate in Title IV programs if, on a cash basis, the percentage of the institution’s revenue derived from Title IV programs for two consecutive fiscal years is greater than 90%. If any of our U.S. degree granting institutions lose eligibility to participate in Title IV programs because it is unable to comply with ED’s 90/10 Rule, it could have a material adverse effect on our financial condition, results of operation and cash flows.

Our failure to comply with the Department of Education’s credit hour rule could result in sanctions and other liability.

In 2009 and 2010, ED’s Office of Inspector General criticized three accreditors, including the Higher Learning Commission, which is the accreditor for DeVry University and Chamberlain College of Nursing, for deficiency in their oversight of institutions’ credit hour allocations. In June 2010 the House Education and Labor Committee held a hearing concerning accrediting agencies’ standards for assessing institutions’ credit hour policies. The 2010 Program Integrity Regulations defined the term “credit hour” for the first time and require accrediting agencies to review the reliability and accuracy of an institution’s credit hour assignments. If an accreditor does not comply with this requirement, its recognition by ED could be jeopardized. If an accreditor identifies systematic or significant noncompliance in one or more of an institution’s programs, the accreditor must notify the Secretary of Education. If ED determines that an institution is out of compliance with the credit hour definition, ED could impose liabilities or other sanctions which could have a material adverse effect on our financial conditions, results of operation and cash flows.

If we fail to maintain our institutional accreditation or if our institutional accrediting body loses recognition by the Department of Education, we would lose our ability to participate in Title IV programs.

The loss of accreditation by any of our schools would leave such an affected school ineligible to participate in Title IV programs and would have a material adverse effect on our financial condition, results of operation and cash flows. In addition, an adverse action by any of our accreditors, other than loss of accreditation, such as issuance of a warning, could have a material adverse effect on our business. Increased scrutiny of accreditors by the Secretary of Education in connection with ED’s recognition process may result in increased scrutiny of institutions by accreditors or have other consequences.

If we fail to maintain any of our state authorizations, we would lose our ability to operate in that state and to participate in Title IV programs there.

Campuses of our U.S. degree granting institutions are authorized to operate and to grant degrees, diplomas or certificates by the applicable education agency of the state where each such campus is located. Such state authorization is required for students at the campus or online to participate in Title IV programs. The loss of state authorization would, among other things, render the affected school ineligible to participate in Title IV programs at least at those state campus locations, limit that school’s ability to operate in that state and could have a material adverse effect on our financial condition, results of operation and cash flows.

Budget constraints in states that provide state financial aid to our students could reduce the amount of such financial aid that is available to our students, which could reduce our enrollment and adversely affect our 90/10 Rule percentage.

Some states are experiencing budget deficits and constraints. Some of these states have reduced or eliminated various student financial assistance programs, and additional states may do so in the future. If our students who receive this type of assistance cannot secure alternate sources of funding, they may be forced to withdraw, reduce the rate at which they seek to complete their education, or replace the source with more expensive forms of funding such as private loans which will have a negative impact on debt measurements such as the Gainful Employment disclosures and the cohort default rate. Other students who would otherwise have been eligible for state financial assistance may not be able to enroll without such aid. This reduced funding could decrease our enrollment and adversely affect our financial condition, results of operations and cash flows.

In addition, the reduction or elimination of these non-Title IV sources of student funding may adversely affect our 90/10 measurement.

We are subject to sanctions if we fail to calculate accurately and make timely payment of refunds of Title IV program funds for students who withdraw before completing their educational program.

The Higher Education Act and ED regulations require us to calculate refunds of unearned Title IV program funds disbursed to students who withdraw from their educational program. If refunds are not properly calculated or timely paid, we may be required to post a letter of credit with ED or be subject to sanctions or other adverse actions by ED, which could have a material adverse effect on our financial condition, results of operation and cash flows.

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

Our institutional lending programs fall under the oversight and enforcement provisions of the Consumer Financial Protection Bureau (“CFPB”). If we, or one of the companies that service our loans, do not comply with Truth in Lending or Fair Debt Collections Practices laws, we could be subject to fines of as much as $1.0 million per day of non-compliance. These fines could have a material adverse effect on our financial condition, results of operation and cash flows.

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

DeVry Group’s enrollment may be adversely affected by presentations of data that are not representative of actual educational costs for our prospective students.

ED and other public policy organizations are concerned with the escalating costs of higher education and have developed various tools and resources to help students find low cost educational alternatives. These resources primarily rely on and present data for first-time, full-time residential students, which is not representative of most prospective DeVry Group students. These presentations may influence some prospective students to exclude DeVry Group institutions from their consideration.

Risks Related to DeVry Group’s Business

Student enrollment at our schools is affected by legislative, regulatory and economic factors that may change in ways we cannot predict. These factors outside our control limit our ability to assess our future enrollments effectively.

DeVry Group’s future revenue and growth depends on a number of factors, including many of the regulatory risks discussed above and business risks discussed below. DeVry University and Carrington College have experienced reduced new student enrollments in recent periods. Despite ongoing efforts to provide more scholarships to prospective students, and to increase quality and build our reputation, negative perceptions of the value of a college degree, increased reluctance to take on debt and the resulting lower student consumer confidence may continue to impact enrollment in the future. In addition, technological innovations in the delivery of low cost education alternatives and increased competition continue to negatively affect enrollments. Until legislative, regulatory, and market uncertainty are resolved, it may be difficult to assess whether and to what extent there is an impact on our long-term revenue and growth prospects.

DeVry Group is subject to risks relating to enrollment of students. If DeVry Group is not able to continue to successfully recruit and retain its students, it will not be able to sustain or grow revenues.

DeVry Group’s undergraduate and graduate educational programs are concentrated in selected areas of technology, healthcare and business. If applicant career interests shift away from these fields, and we do not anticipate or adequately respond to that trend, future enrollment and revenue may decline.

If our graduates are unable to find appropriate employment opportunities, we may not be able to recruit new students.

If employment opportunities for DeVry Group graduates in fields related to their educational programs decline, future enrollment and revenue may decline as potential applicants choose to enroll at other educational institutions offering different courses of study.

We face heightened competition in the postsecondary education market from both public and private educational institutions, which could adversely affect our financial condition, results of operation and cash flows.

Postsecondary education in our existing and new market areas is highly competitive and is becoming increasingly so. We compete with traditional public and private two-year and four-year colleges, other proprietary schools and alternatives to higher education. Some of our competitors, both public and private, have greater financial and nonfinancial resources than we have. Some of our competitors, both public and private, are able to offer programs similar to ours at a lower tuition level for a variety of reasons, including the availability of direct and indirect government subsidies, government and foundation grants, large endowments, tax-deductible contributions and other financial resources not available to proprietary institutions, or by providing fewer student services or larger class sizes. An increasing number of traditional colleges and community colleges are offering distance learning and other online education programs, including programs that are geared towards the needs of working adults. This trend has been accelerated by private companies that provide and/or manage online learning platforms for traditional colleges and community colleges. As the proportion of traditional colleges providing alternative learning modalities increases, we will face increasing competition for students from traditional colleges, including colleges with well-established reputations for excellence. As the online and distance learning segment of the postsecondary education market matures, we believe that the intensity of the competition we face will continue to increase. This intense competition could make it more challenging for us to enroll students who are likely to succeed in our educational programs, which could adversely affect our enrollment levels and student persistence and put downward pressure on our tuition rates, either of which could materially and adversely affect our business, financial condition, results of operations and cash flows.

The personal information that we collect may be vulnerable to breach, theft or loss that could adversely affect our reputation and operations.

Possession and use of personal information in our operations subjects us to risks and costs that could harm our business. We collect, use and retain large amounts of personal information regarding our students and their families, including social security numbers, tax return information, personal and family financial data and credit card numbers. We also collect and maintain personal information of our colleagues in the ordinary course of our business. Some of this personal information is held and managed by certain of our vendors. Confidential information also may become available to third parties inadvertently when we integrate or convert computer networks into our network following an acquisition of a school or in connection with upgrades from time to time.

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

The performance and reliability of our computer networks and system applications, especially online educational platforms and student operational and financial aid packaging applications, are critical to our reputation and ability to attract and retain students. System errors and/or failures could adversely impact DeVry Group’s delivery of educational content to its online students. In addition, system errors could result in delays and/or errors in processing student financial aid and related disbursements. There is no assurance that we would be able to enhance/expand our computer networks and system applications to meet increased demand and future information requirements.

Government regulations relating to the Internet could increase our cost of doing business and affect our ability to grow.

The use of the Internet and other online services has led to and may lead to further adoption of new laws and regulatory practices in the U.S. or foreign countries and to new interpretations of existing laws and regulations. These new laws and interpretations may relate to issues such as online privacy, copyrights, trademarks and service marks, sales taxes, value-added taxes, withholding taxes, allocation and apportionment of income amongst various state, local and foreign jurisdictions, fair business practices and the requirement that online education institutions qualify to do business as foreign corporations or be licensed in one or more jurisdictions where they have no physical location or other presence. New laws, regulations or interpretations related to doing business over the Internet could increase our costs and materially and adversely affect our enrollments, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Natural disasters or other extraordinary events or political disruptions outside the United States may cause us to close some of our schools.

DeVry Group may experience business interruptions resulting from natural disasters, inclement weather, transit disruptions, political disruptions or other events in one or more of the geographic areas in which it operates, particularly in the West Coast and Gulf States of the U.S., in the Caribbean and in Brazil. These events could cause DeVry Group to close schools — temporarily or permanently — and could affect student recruiting opportunities in those locations, causing enrollment and revenues to decline.

DeVry Group’s ability to open new campuses, offer new programs, and add capacity is dependent on regulatory approvals and requires financial and human resources.

As part of its strategy, DeVry Group intends to open new campuses, offer new educational programs and add capacity to some existing locations. Such actions require DeVry Group to obtain appropriate federal, state and accrediting agency approvals. In addition, adding new locations, programs and capacity may require significant financial investments and human resource capabilities. The failure to obtain appropriate approvals or not properly allocate financial and human capital would adversely impact DeVry Group’s future growth.

DeVry Group’s ability to consolidate and close campuses and reduce programs may be dependent on regulatory approvals and requires financial and human resources.

As part of its strategy, DeVry Group may consolidate or close DeVry University campuses, or reduce educational programs at some of its campuses. Such actions may require DeVry Group to obtain appropriate federal, state and accrediting agency approvals. In addition, consolidating locations and programs may require significant financial and human capital investments to teach out current students. The failure to obtain appropriate approvals or not properly allocate financial and human capital would adversely impact DeVry Group’s ability to align its cost structure with enrollment levels.

We may not be able to attract, retain and develop key employees necessary for our operations and the successful execution of our strategic plans.

DeVry Group may be unable to attract, retain and develop key employees with appropriate educational qualifications and experience. In addition, DeVry Group may be unable to effectively plan and prepare for changes in key employees. Such matters may cause DeVry Group to incur higher wage expense and/or provide less student support and customer service which could adversely affect enrollment, revenues and expense. A significant amount of our compensation for key employees is tied to our financial performance. Recent financial results have resulted in lower compensation payments under our Management Incentive Plan and lower returns on grants under our Long Term Incentive Plan for many of our key employees, which may make it more difficult for DeVry Group to retain such employees. We may require new employees in order to execute some of our strategic plans. Uncertainty regarding our future financial performance may limit our ability to attract new employees with competitive compensation or increase our cost of recruiting and retaining such new employees.

DeVry Group may not be able to successfully identify, pursue or integrate acquisitions.

As part of its strategy, DeVry Group is actively considering acquisition opportunities in the U.S. and worldwide. DeVry Group has acquired and expects to acquire additional educational institutions that complement our strategic direction, some of which could be material to our operations. Any acquisition involves significant risks and uncertainties, including:

•	Inability to successfully integrate the acquired operations into our institutions and maintain uniform standards, controls, policies and procedures;
•	Issues not discovered in our due diligence process, including commitments and/or contingencies; and
•	Financial commitments, investments in foreign countries, and compliance with debt covenants and ED financial responsibility scores.

Proposed changes in, or lapses of, U.S. tax laws regarding earnings from international operations could adversely affect our financial results.

 Our effective tax rate could be subject to volatility or adversely impacted by changes to federal tax laws governing the taxation of foreign earnings of U.S. based companies.   DeVry Group’s effective income tax rate reflects benefits derived from operations outside the United States.  Earnings of DeVry Group’s international operations are not subject to U.S. federal income taxes as described in Note 11, Income Taxes, to the Consolidated Financial Statements.  If such federal tax laws were changed and some of DeVry Group’s international earnings were subject to federal income tax, or if certain of DeVry Group’s U.S. expenses were not deductible for U.S. income tax purposes, DeVry Group’s effective income tax rate would increase and its earnings and cash flows would be adversely impacted.  In addition, DeVry Group has benefitted from the ability to enter into international intercompany arrangements without incurring U.S. taxation due to a law, subject to expire in fiscal year 2015, deferring U.S. taxation of “foreign personal holding company income” such as foreign income from dividends, interest, rents and royalties.  If this law is not extended, or a similar law adopted, our consolidated tax provision, beginning in our fiscal year 2015, would be impacted and we may not be able to allocate international capital optimally without realizing U.S. income taxes, which would increase our effective income tax rate and adversely impact our earnings and cash flows.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results.

     Our future effective tax rates could be subject to volatility or adversely affected by: earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated earnings in countries where we have higher statutory rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in various tax provisions; by tax effects of stock-based compensation; by costs related to intercompany or other restructurings; or by changes in tax rates, laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. Although we have accrued tax and related interest for potential adjustments to tax liabilities for prior years, there can be no assurance that the outcomes from these continuous examinations will not have a material effect, either positive or negative, on our business, financial condition and results of operation

DeVry Group may experience movements in foreign currency exchange rates which could adversely affect our operating results.

As DeVry Group expands internationally, DeVry Group will conduct more transactions in currencies other than the U.S. Dollar. The volume of transactions in the various foreign currencies could continue to increase, thus increasing DeVry Group’s exposure to foreign currency exchange rate fluctuations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Expansion into new international markets will subject DeVry Group to risks inherent in international operations.

As part of its strategy, DeVry Group has acquired and intends to acquire or establish additional educational operations outside of the United States. To the extent that DeVry Group expands internationally, DeVry Group will face risks that are inherent in international operations including:

•	Compliance with foreign regulatory environments;
•	Management of internal operations;
•	Currency exchange rate fluctuations;
•	Monetary policy risks, such as inflation, hyperinflation and deflation;
•	Price controls or restrictions on exchange of foreign currencies;
•	Political and economic instability in the countries in which DeVry Group operates;
•	Potential unionization of employees under local labor laws;
•	Multiple and possibly overlapping and conflicting tax laws;
•	Inability to repatriate cash balances; and
•	Compliance with United States regulations such as the Foreign Corrupt Practices Act.

DeVry Group’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At June 30, 2014, intangible assets from business combinations totaled $294.9 million, and goodwill totaled $519.9 million. Together, these assets equaled approximately 41% of total assets as of such date. If DeVry Group’s business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $294.9 million of intangible assets and up to $519.9 million of goodwill.

ITEM 1B — UNRESOLVED STAFF COMMENTS

There are no unresolved SEC staff comments.

ITEM 2 — PROPERTIES

 Medical and Healthcare

 American University of the Caribbean

American University of the Caribbean’s seven acre campus is located in the country of St. Maarten. The campus is owned and includes approximately 212,000 square feet of academic, student-life and student residence facilities. . In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

Ross University School of Medicine

The Ross University School of Medicine’s foundations of medicine facilities of approximately 276,000 total square feet are located on an approximately 33-acre campus in the Caribbean country of Dominica, of which approximately 22 acres are occupied under lease and 11 acres are owned. In addition to classrooms and auditoriums, educational facilities include a gross anatomy lab, a multi-purpose learning lab, library and learning resource centers, offices, cafeteria, recreational space and student residence facilities. Classrooms and laboratories are furnished with modern audio-visual equipment.

Ross University School of Veterinary Medicine

The Ross University School of Veterinarian Medicine pre-clinical instructional facilities of approximately 205,000 total square feet are located on a 50 acre site in St. Kitts which is owned. Educational facilities include an anatomy/clinical building, pathology building, classroom buildings, administration building, bookstore, cafeteria and a library/learning resource center. The library/learning resource center is believed to be the largest electronic learning lab in veterinary medical education. Animal care facilities include kennels, an aviary and livestock barns. Student-life and student residence facilities are also located on the campus.

 DeVry Medical International

DeVry Medical International’s administrative office is located in Iselin, New Jersey. In addition, DeVry Medical International has a clinical and administrative center in Miramar, Florida, which is co-located with Chamberlain College of Nursing and DeVry University, as well as an administrative office in Coral Gables, Florida supporting American University of the Caribbean. These three facilities total approximately 70,000 total square feet.

Chamberlain College of Nursing

Chamberlain’s home office is located within DeVry Group’s home office in Downers Grove, Illinois. Chamberlain currently operates thirteen campuses comprising approximately 552,000 square feet, of which eleven are co-located with DeVry University in owned and leased facilities. The others are located in leased facilities in Cleveland, Ohio, and Atlanta, Georgia.

Carrington

As of June 30, 2014, there were 17 Carrington College campuses in operation including two which are co-located with other DeVry Group institutions. In addition, the parent organization of Carrington College leases office space in Phoenix, Arizona, and Sacramento, California, for its administrative offices and leases one location which houses academic support services. Carrington’s total portfolio of academic and administrative office operations comprise approximately 680,500 square feet of leased premises.

International and Professional Education

DeVry Brasil

 DeVry Brasil currently operates 13 campuses in the Northeast region of Brazil, among the States of Maranhao, Piaui, Ceara, Paraiba, Pernambuco and Bahia, and located in cities of Sao Luis, Teresina, Fortaleza, Joao Pessoa, Recife, Caruaru and Salvador, respectively. DeVry Brasil’s home office is co-located with an owned campus in Fortaleza, which is an owned facility. All these locations comprise approximately 1,295,000 total square feet of space, of which approximately 810,000 square feet are under lease agreements and 485,000 square feet are owned real estate.

Becker Professional Education

Becker Professional Education is headquartered within DeVry Group’s home office in Downers Grove, Illinois. In addition to this main administrative center, Becker leases approximately 12,000 square feet of space in Chatsworth, California for staff devoted to curriculum and other development efforts. Becker also leases space Moscow and St Petersburg, Russia; Kiev, Ukraine; Almaty, Kazakhstan; Teddington, United Kingdom; and Hong Kong for administrative staff.

CPA review classes are conducted in leased facilities, fewer than 10 of which are leased on a full-time basis. The remaining classes are conducted in facilities which are leased on an as-needed basis, allowing classes to be added, expanded, relocated or closed as current enrollments require. Becker classes are also offered at several DeVry University locations.

Business, Technology and Management

DeVry University

DeVry University is headquartered within DeVry Group’s home office in Downers Grove, Illinois. DeVry University campuses are large and modern buildings located in suburban communities or urban neighborhoods. They are easily accessible to major thoroughfares, have available parking areas, and many are served by public transportation. Each campus includes teaching facilities, admissions and administrative offices. Teaching facilities include classrooms, laboratories, libraries, and student lounges. Laboratories include computers and various telecommunications, electronic and biomedical equipment necessary to provide an appropriate environment for students’ development of the required technical skills for their programs of study. Computer laboratories include both stand-alone and networked PC-compatible workstations that support all curricular areas with numerous software packages offering a variety of business, engineering and scientific applications. Connections to the internet are included through the computer laboratories as a part of the program curriculum.

DeVry University centers are established in convenient metropolitan locations in modern buildings. These centers, which mostly range in size from approximately 3,000 to 25,000 square feet, include classrooms, computer labs with internet access, reference materials, admissions and administrative offices. Teaching centers have an information center designed to enhance students’ success and support coursework requiring data and information beyond that provided in course texts and packets. The information centers include personal computers; all software required in courses; wireless internet access; alternate texts; popular business periodicals; videos of selected courses; and access to numerous electronic data-bases.

As of June 30, 2014, there were 89 DeVry University locations, including both campuses and centers, in operation. These locations comprised approximately 2.3 million in total square feet, of which, approximately 1.5 million square feet were under lease and approximately 800,000 square feet were owned, including one student residence building at the Fremont, California campus. DeVry Group plans to consolidate additional DeVry University locations in fiscal 2015. Consolidations of DeVry University locations may be necessary beyond fiscal 2015 should enrollments continue to decline.

Home Office

 DeVry Group’s home office staff are located in two leased facilities in the Chicago suburbs of Downers Grove and Oak Brook, Illinois. DeVry Group leases approximately 254,000 square feet of total office space for these two locations.

In addition, DeVry Group leases two buildings comprising a total of 137,000 square feet in Chicago, Illinois, and the Chicago suburb of Addison, Illinois and owns two buildings comprising a total of 212,500 square feet in the Chicago suburbs of Naperville and Wood Dale, Illinois. The Wood Dale facility has been vacated and is currently held for sale while the remaining three sites house DeVry Group’s online operations and student finance administrative staff.

DeVry Group’s leased facilities are occupied under leases whose remaining terms range from one to 15 years. A majority of these leases contain provisions giving DeVry Group the right to renew its lease for additional periods at various rental rates, though generally at rates higher than are currently being paid. DeVry Group’s owned facilities total approximately 2,306,000 square feet world-wide. No facility that is owned by DeVry Group is subject to a mortgage or other indebtedness.

ITEM 3 – LEGAL PROCEEDINGS

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

The Boca Raton Firefighters’ and Police Pension Fund (“Boca Raton”) filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between October 25, 2007, and August 13, 2010. Plaintiff filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiff claimed in the First Amended Complaint that DeVry Group, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry Group’s student enrollment and revenues and artificially inflating DeVry Group’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting plaintiff leave to file a second amended complaint by May 4, 2012.

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

On July 10, 2012, DeVry Group filed a Motion to Dismiss the corrected Second Amended Complaint.  On March 27, 2013, Judge Grady granted DeVry Group’s Motion to Dismiss and entered judgment in favor of DeVry Group and against plaintiffs.  Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel.  On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal to the Seventh Circuit of the United States Court of Appeals. The appeal was stayed pending Judge Grady’s resolution of the sanctions issue.

On May 8, 2014, Judge Grady entered an Order finding that the DeVry Group defendants were presumptively entitled to their reasonable attorneys’ fees and other expenses for the entire action and ordered DeVry Group to submit a fee petition. Thereafter, the parties agreed to resolve the matter on a confidential basis and the appeal was dismissed pursuant to an Order entered June 10, 2014 by the Seventh Circuit.

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

On January 28, 2014, DeVry Group received a CID for information from the Federal Trade Commission (“FTC”) relating to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services.  The stated nature and scope of the CID was to determine whether unnamed persons and/or entities have violated Section 5 of the Federal Trade Commission Act, 15 U.S.C. § 45, as amended and, if so, whether further FTC action would be in the public interest.  Since receiving the CID, DeVry Group has negotiated its scope with the FTC and has produced, and continues to produce, responsive information.  The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requests relevant information from January 1, 2011, to the present to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group is cooperating with the request. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

SUPPLEMENTARY ITEM-EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and current position of each executive officer of DeVry Group are:

Name, Age and Office		Business Experience

Daniel M. Hamburger President and Chief Executive Officer, DeVry Education Group Inc.	50	Mr. Hamburger joined DeVry Group in November 2002 as Executive Vice President with responsibility for DeVry’s online programs and Becker Professional Review. In July 2004, Mr. Hamburger was appointed President and Chief Operating Officer of DeVry. Mr. Hamburger was appointed Chief Executive Officer in November 2006.

Robert A. Paul President, DeVry University, Inc.	46	Mr. Paul joined DeVry Group in July 2007 as Vice President of Metro Operations at DeVry University. On July 1, 2011, Mr. Paul was promoted to President, Carrington Colleges Group, Inc. On July 1, 2014, Mr. Paul was promoted to President, DeVry University. Prior to joining DeVry Group, Mr. Paul served in a variety of leadership roles at the University of Phoenix from 1993 through 2007.

Steven P. Riehs President, DeVry Medical International and President, International and Professional Education	54	Mr. Riehs joined DeVry Group in 2004 as Vice President and General Manager of all online operations, including enrollment growth, program development and student services. In October 2010, Mr. Riehs was promoted to President, International, K-12 and Professional Education, a new organizational structure within DeVry Group that included DeVry Brasil, Advanced Academics and Becker Professional Education. In April 2013, Mr. Riehs was appointed President of DeVry Medical International. In addition, Mr. Riehs maintains leadership responsibility for DeVry’s International and Professional Education segment.

Carlos Degas Filgueiras President, DeVry Brasil	40

Mr. Filgueiras jointed the DeVry Group in 2009, as President of DeVry Brasil, upon the acquisition of Fanor, where he had been a partner and President since 2004. Prior to joining DeVry Group, Mr. Filgueiras was co-founder and CEO of InterCouriers. Mr. Filgueiras graduated from the University of São Paulo, Brazil, with a BS in Civil Engineering. In 2004, he earned an MBA from Stanford Graduate School of Business.

John P. Roselli President, Becker Professional Education	50	Mr. Roselli joined DeVry Group in May 2003 as its Director of Business Development and General Manager of Corporate Continuing Education. In 2006, Mr. Roselli was appointed Vice President, Business Development and Planning. Effective October 1, 2010, Mr. Roselli was promoted to President of Becker Professional Education.

Name, Age and Office		Business Experience

Susan L. Groenwald President, Chamberlain College of Nursing	65	Ms. Groenwald joined DeVry Group in January 2006 as President of Chamberlain College of Nursing. Prior to joining DeVry Group, Ms. Groenwald served as the director of operations for Focused Health Solutions, Inc., a disease management services firm for large self-insured employers.

Jeffrey Akens President, Carrington Colleges Group, Inc.	53	Mr. Akens joined DeVry Group in 2008 with the acquisition of Carrington Colleges Group, Inc.. Mr. Akens held positions of increasing responsibility at Carrington College California since joining the institution in 1993. In 2007, Mr. Akens was appointed president of Carrington College California. Mr. Akens was appointed president of Carrington Colleges Group, Inc. in May 2014.

Timothy J. Wiggins Senior Vice President, Chief Financial Officer and Treasurer, DeVry Education Group Inc.	58	Mr. Wiggins joined DeVry Group in January 2012 as Senior Vice President, Chief Financial Officer and Treasurer. Prior to joining DeVry Group, Mr. Wiggins served as Executive Vice President and Chief Financial Officer of Tellabs since 2003.

Sharon Thomas Parrott Senior Vice President, External Relations and Global Responsibility, DeVry Education Group Inc.	64	Ms. Thomas Parrott joined DeVry Group in 1982 after several years as an officer in the U.S. Department of Education’s Office of Student Financial Assistance. She served DeVry Group in several student finance positions and later assumed responsibility for corporate communications and government and public relations. In her current position, she is responsible for implementing and maintaining DeVry Group’s government compliance program and for managing relations with key external audiences, including government officials, education policymakers and legislators. In addition she manages DeVry Group’s public affairs and civic engagement efforts.

Gregory S. Davis Senior Vice President, General Counsel and Secretary, DeVry Education Group Inc.	52	Mr. Davis joined DeVry Group in July 2007 as Vice President, General Counsel and Secretary. Prior to joining DeVry Group, Mr. Davis was Vice President, General Counsel and Secretary of LaPetite Academy, Inc., from 2003 to 2007, which operated nearly 650 schools offering education and care to children ages 6 months to 12 years.

Donna N. Jennings Senior Vice President, Human Resources, DeVry Education Group Inc.	52	Ms. Jennings joined DeVry Group in October 2006 as Senior Vice President of Human Resources. Prior to joining DeVry Group, Ms. Jennings was Vice President, Human Resources and Communications, of Velsicol Chemical Corporation, a global chemical products manufacturer, from 1994 to 2006.

Name, Age and Office		Business Experience

Eric P. Dirst President, DeVry Online Services	47	Mr. Dirst joined DeVry Group in May 2008 as Vice President and Chief Information Officer. On May, 1 2013, Mr. Dirst was promoted to President of DeVry Online Services. Prior to joining the DeVry Group, Mr. Dirst was the Chief Information Officer at SIRVA, a relocation and moving service provider, from 2001 to 2008.

Christopher C. Nash Chief Information Officer, DeVry Education Group Inc.	47	Mr. Nash joined DeVry Group in 2010 as Chief Technology Officer. Prior to joining DeVry Group, Mr. Nash was Chief Technology Officer at Millward Brown Group, a global market research organization and division of Kantar Group. Previously, Mr. Nash held technical leadership roles at Kraft Foods, Inc., Greenbrier & Russel, and Rand McNally

Adriano Allegrini Vice President, Strategy and Business Development, DeVry Education Group Inc.	44	Mr. Allegrini joined DeVry Group in October 2010 as Vice President, Strategy and Business Development. Prior to joining DeVry Group, Mr. Allegrini was Director of Internal Consulting, of Roll Global, a global consumer goods manufacturer, from 2008 to 2010 and Vice President, Global Consumer Pharmaceuticals of Bausch & Lomb, a global pharmaceuticals manufacturer.

Patrick J. Unzicker Vice President, Finance and Chief Accounting Officer, DeVry Education Group Inc.	43	Mr. Unzicker joined DeVry Group in March 2006 as its Controller. In March 2012, Mr. Unzicker was appointed Vice President, Finance and Chief Accounting Officer. Prior to joining DeVry Group, Mr. Unzicker was Vice President — Controller at Whitehall Jewellers, Inc., a mall-based retail jeweler, from July 2003 to March 2006.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

DeVry Group’s common stock is listed on the New York Stock Exchange and the Chicago Stock Exchange under the symbol “DV.” The stock transfer agent and registrar is Computershare Investor Services, L.L.C.

The following table sets forth the high and low sales price and dividends paid per share of common stock by quarter for the past two years.

	Fiscal 2014			Fiscal 2013
	Dividends			Dividends
	Paid	High	Low	Paid	High	Low
First Quarter	-	$33.59	$28.00	$0.15	$31.80	$18.15
Second Quarter	0.17	38.84	30.07	0.17	27.26	20.37
Third Quarter	-	42.87	34.03	-	33.32	22.87
Fourth Quarter	0.17	47.73	37.91	0.17	34.51	26.70

Approximate Number of Security Holders

There were 536 holders of record of DeVry Group’s common stock as of August 1, 2014. The number of holders of record does not include beneficial owners of its securities whose shares are held by various brokerage firms, other financial institutions, DeVry Group’s 401(k) and profit sharing plan and its employee stock purchase plan. DeVry Group believes that there are more than 10,000 beneficial holders of its common stock including employees who own stock through the exercise of stock options, who own stock through participation in the employee stock purchase plan or who own stock through their investment election in DeVry Group’s 401(k) and profit sharing plan.

Dividends

DeVry Group is dependent on the earnings of its subsidiaries for funds to pay cash dividends. Cash flow from DeVry Group’s subsidiaries may be restricted by law. Cash flow is also subject to some restrictions by covenants in DeVry Group’s debt agreement, including maintaining fixed charge coverage and leverage at or above specified levels. DeVry Group generated sufficient cash flow in fiscal 2014 to fund its current operations, reinvest in capital equipment as appropriate and remain in full compliance with the covenants in its debt agreement. The DeVry Group Board of Directors has declared annual dividends of $0.34 per share of common stock, payable semi-annually in both fiscal 2013 and 2014. In addition, in fiscal year 2013, a dividend of $0.15 per share was paid in July 2012. This dividend was declared in May 2012. The latest dividend of $0.17 per share was declared in May 2014 and paid in June 2014. DeVry Group's Board of Directors has stated its intent to declare dividends on a semi-annual basis, resulting in an annual dividend rate of $0.34 per share. There is no guarantee that dividends will be declared in the future, and payment of dividends will be at the discretion of the Board of Directors and will be dependent on projections of future earnings, cash flow, financial requirements of DeVry Group and other factors as the Board of Directors deems relevant. See “Note 7-Dividends and Stock Repurchase Programs” to the Consolidated Financial Statements for historical dividend declaration information.

Recent Sales of Unauthorized Securities - None

Securities Authorized for Issuance under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters” of this Form 10-K.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs (1)
April 2014	-	$-	-	$-
May 2014	-	$-	-	$-
June 2014	-	$-	-	$-
Total	-	$-	-	$79,723,028

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $79,723,028 million as of June 30, 2014. DeVry Group suspended repurchases under this plan in May 2013. In August 2014, the Board of Directors extended the repurchase plan through December 31, 2015 and authorized resumption of share repurchases, which DeVry Group expects to begin in September 2014.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs
April 2014	191	$43.01	NA	NA
May 2014	2,546	$44.13	NA	NA
June 2014	-	$-	NA	NA
Total	2,737	$44.05	NA	NA

(2) Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group’s stock incentive plans.

Performance Graph

The following graph and chart compare the total cumulative return (assuming dividend reinvestment) on DeVry Group’s Common Stock during the period from June 30, 2009, through June 30, 2014, with the cumulative return on the NYSE Stock Market Index (U.S. Companies) and an industry group index.

COMPARISON OF CUMULATIVE TOTAL RETURN SINCE JUNE 30, 2009

AMONG DEVRY GROUP., NYSE MARKET INDEX, AND INDUSTRY GROUP INDEX

	June 30
	2009	2010	2011	2012	2013	2014
DeVry Education Group	100.0	105.3	119.2	63.0	63.9	88.0
NYSE Market Index – U.S. Companies	100.0	112.6	148.6	143.4	172.1	212.7
Industry Group Index (1)	100.0	79.0	74.7	52.4	33.3	41.4

Data for this graph were provided by Zacks Investment Research.

Assumes $100 was invested on June 30, 2009 in DeVry Education Group Common Stock, the NYSE Stock Market Index (U.S. Companies) and the Industry Group, and that all dividends were reinvested.

(1) The Industry Group consists of the following organizations selected on the basis of similarity in nature of their operations: Apollo Group, Inc., Bridgepoint Education, Inc., Capella Education Co., Career Education Corp., Corinthian Colleges, Inc., Education Management Corp., Grand Canyon Education, Inc., ITT Educational Services, Inc., Lincoln Educational Services, Strayer Education, Inc., and Universal Technical Institute. DeVry Group believes that, including itself, these organizations represent the majority of the market value of publicly held organizations whose primary business is education.

ITEM 6 – SELECTED FINANCIAL DATA

Selected financial data for DeVry Group for the last five years are included in the exhibit, “Five-Year Summary — Operating, Financial and Other Data”, on page 131 of this report.

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

OVERVIEW

DeVry Group’s financial results for the fiscal year 2014 reflect continued revenue decline within DeVry University, which resulted in decreased earnings as compared to the prior year. This decline was partially offset by continued growth from DeVry Group’s healthcare, international and professional education program offerings. Management believes that it is making progress on DeVry University’s turnaround and transformation plan, including reducing its cost structure while maintaining and enhancing service to students. Operational and financial highlights for the fiscal year include:

•	DeVry Group made progress in reducing its cost structure. DeVry University realized $100 million in total expense savings in fiscal year 2014, where reduced enrollment levels necessitated such realignment of expenses.

•	During the fourth quarter of fiscal year 2014, DeVry Group’s revenues and net income increased as compared to the year-ago quarter.

•	For the May 2014 session, total student enrollments at Chamberlain College of Nursing (“Chamberlain”) increased 35.7% to a record 18,929 students as compared to the same term last year. For the fiscal 2014, total new student enrollments increased 33.8% as compared to fiscal year 2013. Chamberlain continues to invest in its programs, student services and campus locations.

•	During fiscal year 2014, management made progress on the Carrington College (“Carrington”) turnaround plan. As of June 30, 2014, total student enrollment increased 3.4 percent to 7,353 as compared to 7,111 total students in the prior year. The improving enrollments resulted in a 2.8 percent increase in total Carrington revenue in fiscal 2014 as compared to the prior year.

•	During the fourth quarter of fiscal year 2014, DeVry Group recorded pre-tax restructuring charges of approximately $16.4 million. This is in addition to the $16.3 million of pre-tax restructuring charges recorded in the first three quarters of fiscal 2014. Of these charges, $14.0 million relates to severance for workforce reductions and $18.7 million relates to real estate consolidations. These restructuring actions were made to align our cost structure with enrollments primarily at DeVry University, Carrington and the DeVry Group home office. During fiscal year 2015, DeVry Group expects to continue restructuring efforts including further workforce reductions and real estate consolidations. Expense reductions of approximately $70 million are expected related to restructuring and other cost saving initiatives, primarily within DeVry University.

•	The assets of Advanced Academics Inc. (“AAI”) were divested in December 2013 and the operating results for AAI are disclosed as “discontinued operations” in the Consolidated Statements of Income. The fiscal year 2014 pre-tax loss on discontinued operations includes asset impairment charges of $13.5 million related to the write down of AAI net assets to their fair market value.

•	During the third quarter of fiscal year 2014, Unifavip, a DeVry Brasil institution, received official notice that Brazil’s Ministry of Education (the “Ministry”) had granted the institution Centro Universitario status. As a result, the institution’s name has been changed from Favip to Unifavip. This new status is a marker of quality and enables DeVry Brasil to meet student demand for career-oriented education. Also during fiscal 2014, DeVry Brasil received approval to offer nine new degree programs from the Ministry across our DeVry Brasil institutions. These programs cover many high demand career fields such as industrial, electrical and environmental engineering as well as building construction and business administration.

•	On July 1, 2013, DeVry Brasil completed the acquisition of Faculdade Differential Integral (“Facid”) which serves about 2,500 students primarily in healthcare, including a Doctor of Medicine program at two campuses located in Teresina. This acquisition continues the process of expanding DeVry Brasil’s presence in the northeast area of the country. Including this most recent acquisition, DeVry Brasil now serves 33,000 students in thirteen campuses across Northeastern Brazil.

•	On July 3, 2014, Carrington College Group obtained final approval from the Accrediting Commission for Community and Junior Colleges, Western Association of Schools and Colleges (“ACCJC/WASC”) to consolidate 10 locations operating as Carrington College into Carrington College California’s accreditation and network of campuses. Before joining ACCJC/WASC, those locations operated under the Accrediting Council for Independent Colleges and Schools (ACICS). Bringing the two colleges together allows more efficient operations and it provides more resources to support academic quality.

•	The American Institute of Certified Public Accountants released its 2013 Elijah Watt Sells Award winners, honoring the candidates with the highest scores on the CPA exam. More than 90 percent of the recipients prepared for the exam using Becker Professional Education’s industry-leading CPA review materials.

•	DeVry Group’s financial position remained strong, generating $266.1 million of operating cash flow during fiscal year 2014. As of June 30, 2014, cash and cash equivalents totaled $358.2 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

DeVry Group recorded restructuring expenses related to workforce reductions and real estate consolidations to align its cost structure with enrollments at DeVry University, Carrington College, Chamberlain College of Nursing and the DeVry Group home office in fiscal years 2014, 2013 and 2012. Additionally, in fiscal years 2014, 2013 and 2012, DeVry Group recorded the operating results of its Advanced Academics Inc. reporting unit as discontinued operations. In fiscal year 2014, DeVry Group also recorded a gain from the sale of a former DeVry University campus in Decatur, Georgia. During fiscal year 2013, DeVry Group reversed an earn-out accrual recorded in relation to an acquisition which management determined will not likely be payable. During fiscal years 2013 and 2012, DeVry Group recorded impairment charges related to its Carrington College reporting unit. In addition, in fiscal year 2012, DeVry Group recorded a gain from the sale of Becker’s Stalla CFA review operations. The following table illustrates the effects of the restructuring expense, discontinued operations, impairment charges, gains on the sales of assets and earn-out reversal on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these discrete items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the discrete nature of the restructuring charges and gain on the sale of assets. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	Fiscal Year
	2014	2013	2012
Net Income	$134,032	$106,786	$141,565
Earnings per Share (diluted)	$2.07	$1.65	$2.09
Discontinued Operations (net of tax)	$16,957	$16,902	$27,541
Earnings per Share (diluted)	$0.26	$0.26	$0.41
Restructuring Charges (net of tax)	$20,160	$16,240	$4,334
Effect on Earnings per Share (diluted)	$0.31	$0.25	$0.06
Earn-out Accrual Adjustment (net of tax)	$-	$(4,381)	$-
Effect on Earnings per Share (diluted)	$-	$(0.07)	$-
Impairment Charges (net of tax)	$-	$49,448	$55,751
Effect on Earnings per Share (diluted)	$-	$0.77	$0.82
Gain on Sale of Assets (net of tax)	$(1,167)	$-	$(2,216)
Effect on Earnings per Share (diluted)	$(0.02)	$-	$(0.03)
Net Income from Continuing Operations Excluding the Restructuring
Expenses and Gain on Sale of Assets (net of tax)	$169,982	$184,995	$226,975
Earnings per Share from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$2.62	$2.86	$3.35
Shares used in diluted EPS calculation	64,853	64,611	67,705

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the current and prior two fiscal years. Percentages may not add because of rounding.

	Fiscal Year
	2014	2013	2012
Revenues	100.0%	100.0%	100.0%
Cost of Educational Services	51.1%	49.0%	46.4%
Student Services and Administrative Expense	37.8%	38.5%	38.1%
Gain on Sale of Assets	(0.1)%	0.0%	0.0%
Restructuring Expenses	1.7%	1.3%	0.3%
Earn-out Accrual Adjustment	0.0%	(0.2)%	0.0%
Asset Impairment Charge	0.0%	2.9%	3.6%
Total Operating Costs and Expense	90.6%	91.5%	88.5%
Operating Income from Continuing Operations	9.4%	8.5%	11.5%
Net Interest (Expense) Income	(0.1)%	(0.1)%	0.1%
Income From Continuing Operations Before Non-controlling Interest and Income Taxes	9.3%	8.4%	11.6%
Income Tax Provision	(1.4)%	(2.0)%	(3.4)%
Income From Continuing Operations Before Non-controlling Interest	7.9%	6.4%	8.2%
Loss on Discontinued Operations, Net of Tax	(0.9)%	(0.9)%	(1.3)%
Net Income	7.0%	5.5%	6.9%
Net Income Attributable to Non-controlling Interest	(0.0)%	(0.1)%	(0.0)%
Net Income Attributable to DeVry Education Group	7.0%	5.4%	6.8%

FISCAL YEAR ENDED JUNE 30, 2014 VS. FISCAL YEAR ENDED JUNE 30, 2013

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are now included in the discontinued operations section of the Consolidated Statements of Income for all periods presented.

REVENUES

Total consolidated revenues for fiscal year 2014 of $1,923.4 million decreased $41.0 million, or 2.1%, as compared to last fiscal year. Revenues decreased 15.2% within the Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships. This decrease was partially offset by revenue increases of 14.4% within the Medical and Healthcare segment and 16.0% in the International Professional Education segment as a result of growth in total student enrollments and tuition price increases. In addition, the two most recent additions to DeVry Brasil, Unifavip which was acquired on September 3, 2012, and Facid which was acquired on July 1, 2013 (combined effect of $23.9 million increase in revenue), along with revenue growth at the existing DeVry Brasil institutions, contributed to offsetting the revenue decline during fiscal year 2014.

Management expects that total revenues will increase slightly in the first quarter of fiscal year 2015 as compared to first quarter of fiscal year 2014, driven by anticipated revenue growth within all of DeVry Group’s educational institutions except DeVry University. These increased revenues are expected to be partially offset by DeVry University’s continuing revenue declines resulting from the impact of the declines in new and total student enrollments experienced in previous fiscal years and which have continued into fiscal year 2015.

Medical and Healthcare

Medical and Healthcare segment revenues increased 14.4% to $769.1 million in fiscal year 2014 as compared to the prior year. Higher total student enrollments at the institutions that comprise this segment (DeVry Medical International (which is composed of American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”), Chamberlain and Carrington) were the key drivers of the segment revenue growth. Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below. See discussion following the enrollment information for explanation of the trends.

DeVry Medical International

	DeVry Medical International Student Enrollment Fiscal Year 2014			DeVry Medical International Student Enrollment Fiscal Year 2013
Term	Sept. 2013	Jan. 2014	May 2014	Sept. 2012	Jan. 2013	May 2013
New Students	978	582	555	925	603	518
% Change from Prior Year	5.7%	(3.5)%	7.1%	8.4%	0.3%	(19.4)%
Total Students	6,458	6,673	5,925	6,209	6,318	5,800
% Change from Prior Year	4.0%	5.6%	2.2%	2.1%	4.9%	(2.4)%

Tuition Rates:

•	Effective for semesters beginning in September 2013, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $18,975 and $21,250, respectively, per semester. These tuition rates represent an increase from the September 2012 rates of approximately 5.9%.

•	Effective for semesters beginning in September 2013, tuition and fees for the basic sciences portion of the programs at the Ross University School of Medicine were $18,825 per semester. Tuition and fees for the clinical portion of the program were $20,775 per semester. These tuition rates represent an increase from the September 2012 rates of 6.5%. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective for semesters beginning in September 2013, tuition and fees for the basic sciences portion of the programs at Ross University School of Veterinary Medicine were $17,725 per semester. Tuition and fees for the clinical portion of the program were $22,250 per semester. These tuition rates represent an increase from the September 2012 rates of 5.5%. These amounts do not include the cost of books, supplies, transportation, and living expenses.

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

Chamberlain College of Nursing

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	1,974	1,625	2,121	2,120	1,350	2,283
% Change from Prior Year	14.7%	52.6%	13.5%	87.8%	(25.0)%	110.8%
Total Students	10,852	12,050	12,245	13,714	13,235	13,953
% Change from Prior Year	15.8%	20.2%	15.3%	26.0%	16.9%	24.4%

Tuition Rates:

•	Effective for sessions beginning in July 2013, tuition was $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (“BSN”) (onsite), Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition was $200 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2013, tuition was $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program. This tuition rate is unchanged from the July 2012 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program was $650 per credit hour, which is unchanged from the prior year. The online Doctor of Nursing Practice (“DNP”) program was offered at $750 per credit hour.

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The historical trend of increases in new student enrollments is attributable to increased demand for its RN-to-BSN online completion program, the addition of several new campus locations, capacity expansion and organic growth at existing locations and the introduction of new graduate and doctoral degree programs. New student enrollment at Chamberlain for the July 2013 and November 2013 terms as compared to the July 2012 and November 2012 terms were impacted by the realignment of the academic calendar, with September, January and May intakes. As a result there were no onsite enrollments for the July 2013 and November 2013 terms. These enrollments were shifted to the September 2013 and the January 2014 terms which partially accounts for the unusually large percentage increase in new student enrollments during these terms from the previous year. In the March 2014 and May 2014 terms, the new and total student enrollment growth continues to reflect the strong demand for its Family Nurse Practitioner, RN-to-BSN and DNP degree programs along with the increase in the number of campuses.

Carrington College

	Carrington College Student Enrollment Fiscal Year 2014
	September 2013	December 2013	March 2014	June 2014
New Students	2,733	1,706	2,247	1,766
% Change from Prior Year	(19.5)%	(3.2)%	(6.0)%	9.9%
Total Students	7,706	7,358	7,758	7,353
% Change from Prior Year	1.0%	(0.6)%	(2.4)%	3.4%

	Carrington College Student Enrollment Fiscal Year 2013
	September 2012	December 2012	March 2013	June 2013
New Students	3,396	1,763	2,391	1,607
% Change from Prior Year	33.3%	12.7%	17.5%	(1.5)%
Total Students	7,628	7,405	7,951	7,111
% Change from Prior Year	(8.3)%	0.4%	8.8%	9.6%

Tuition rates:

•	On a per credit hour basis, tuition for Carrington College programs ranges from $304 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and program-specific supplies and/or testing. A student services fee ranging from $75 to $150 is charged as well, depending on the program. Total program tuition ranges from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

Management believes the previous declines in total student enrollments experienced at Carrington were the result of heightened competition, the prolonged economic downturn and persistent unemployment, which has resulted in reductions in the volume of inquiries from potential students. To address these issues, Carrington initiated and continues to execute a turnaround plan, which includes increasing its focus on building awareness of Carrington’s brand, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make targeted investments in enhancing its students’ academic experience. These initiatives contributed to growth in new student enrollments for several successive three month periods in fiscal year 2013, which resulted in an increase in total student enrollment for four consecutive three month periods through September 2013. In the June 2013 term, new student enrollments declined as a result of the decision to focus Carrington’s program offerings and suspend recruiting for certain non-core programs. In the September 2013 term, new student enrollments also decreased as a result of the number of session starts in the current year period as compared to the year-ago period. During the first quarter of fiscal year 2014, Carrington had four session starts as compared to five in the year-ago period. The decrease in new student enrollments for the three month periods ended December 31, 2013 and March 31, 2014 compared to the respective year-ago periods were a result of the narrowed program focus, market consolidations and program teach outs. Total student enrollments for the three month periods ended December 31, 2013 and March 31, 2014 decreased from the respective year-ago periods due to the trend of declines in new student enrollments for the past year caused by the decision to focus on Carrington’s core strengths. For the three months ended June 30, 2014, new and total student enrollment increased 9.9 percent and 3.4 percent, respectively, from the year ago period as the results of the narrowed program focus began to show results.

International and Professional Education

International and Professional Education segment revenues rose 16.0% to $228.1 million in fiscal year 2014 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment. In addition to revenue growth within existing institutions, the recent acquisitions of Unifavip, which was acquired on September 3, 2012 and Facid, which was acquired on July 1, 2013, contributed to this revenue growth (combined effect of $23.9 million increase in revenue or approximately 76 percent of the total increase in this segment). Becker Professional Education revenues grew, driven primarily by increases in Becker CPA self-study and the United States Medical Licensing Exam (“USMLE”) review course revenues. Key enrollment trends for DeVry Brasil are set forth below.

	DeVry Brasil Student Enrollment
	Fiscal Year 2014		Fiscal Year 2013
Term	September 2013	March 2014	September 2012	March 2013
New Students	3,785	8,845	3,975	7,390
% Change over Prior Year	(4.8)%	19.7%	31.1%	32.0%
Total Students	29,340	33,013	21,031	29,083
% Change over Prior Year	39.5%	13.5%	49.2%	36.6%

A large percentage of DeVry Brasil’s program offerings are subject to limitations by Brazil’s Ministry of Education (“MEC”) as to the number of students who can be enrolled in the programs. The new student enrollment decline experienced in the September 2013 term was primarily the result of a temporary admissions restriction imposed by the MEC on three programs at one of its institutions, Area 1. As of December 31, 2013, the restriction to admit new students to the three programs was removed; however, other restrictions on the number of overall students and the ability to launch new programs are still in place. Management has applied for approval to have these limitations removed and expects this to occur within the first half of fiscal year 2015. The increase in new and total enrollment at DeVry Brasil for the March 2014 term was driven by the acquisition of Facid (467 new students and 2,773 total students) and growth at its existing institutions.

Business, Technology and Management

Revenues in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 15.2% to $929.9 million in fiscal year 2014 as compared to last year as a result of a decline in student enrollments and increased scholarships. This trend is expected to continue into fiscal year 2015 which will result in lower revenues. Key trends in enrollment and tuition pricing are set forth below.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

	DeVry University Undergraduate Student Enrollment Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	7,532	6,580	5,482	5,330	5,146	4,616
% Change over Prior Year	(16.6)%	(8.6)%	(15.5)%	(4.7)%	(21.2)%	(19.4)%
Total Students	50,503	56,086	49,515	53,138	47,537	48,842
% Change over Prior Year	(15.8)%	(14.9)%	(17.6)%	(14.9)%	(16.5)%	(18.7)%

	DeVry University Graduate Coursetakers Fiscal Year 2014
Term	July 2013	September 2013	November 2013	January 2014	March 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

	DeVry University Graduate Coursetakers Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
Total Coursetakers	19,635	22,072	19,540	21,131	19,075	18,836
% Change from Prior Year	(9.0)%	(7.8)%	(16.0)%	(12.1)%	(18.4)%	(17.1)%

Tuition rates:

•	In July 2013, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2014. This tuition freeze will remain in effect in fiscal year 2015. Management believes this will increase interest from potential students and positively impact persistence among its current students.

•	For fiscal year 2014, DeVry University’s U.S. undergraduate tuition was $609 per credit hour for students enrolling in one to six credit hours per session. Tuition was $365 per credit hour for each credit hour in excess of six credit hours. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Keller Graduate School of Management program tuition per course was $2,298.

•	Any tuition rate increases after July 2014 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

Management believes the decreases in enrollments were due to lower demand from DeVry University’s target student segment driven by negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. In addition, management believes heightened competition from both public-sector and private-sector education providers contributed to the decreases in DeVry University undergraduate and graduate enrollments. To improve performance at DeVry University, management continues to execute a turnaround and transformation plan which includes:

•	Attracting the right students into strong programs;
•	Reducing DeVry University’s cost structure, while maintaining and enhancing our service to students;
•	Regaining DeVry University’s technology edge; and
•	Developing and supporting the team to execute the strategy.

The plan starts with our programmatic focus. This means ensuring our programs are designed to best meet the needs of our students and employers and better communicating the programs’ value propositions to the market. DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students. Near term the focus is on optimizing DeVry University’s portfolio of programs, which could include the consolidation of some program offerings and enhancement of others. This programmatic focus is designed to improve student outcomes.

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

DeVry University’s enrollment strategy continues with optimizing pricing, with the goals of increasing new students, and encouraging persistence. A September 2013 “call to action event” included the new Career Catalyst Scholarship. Under the Career Catalyst Scholarship, DeVry University committed up to $20 million over the following three-year period to scholarships that will be awarded to qualifying students who enrolled in the September 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree. Students qualifying for DeVry University’s Career Catalyst Scholarship will be eligible to receive scholarship awards in progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award can increase up to $7,000. For the third year, the award can increase up to $8,000. As a result of positive results from this program in attracting and retaining successful students, DeVry University also offered this Career Catalyst Program to qualifying students who enrolled in the March 2014 session. This program is being offered in the September 2014 session as well. In addition, scholarship programs at the graduate level will be enhanced.

Tuition rates for fiscal year 2014 at DeVry University remain unchanged from those of fiscal year 2013 and will continue unchanged for fiscal 2015. Further, management implemented the DeVry University Fixed Tuition Promise. This is a guarantee to each DeVry University student that his or her tuition rate will not increase as for long as he or she is a continuing student. Also, beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate is increased from 7 hours to 8.

Management is also finding ways to be more effective in marketing and recruiting efforts to reduce the total cost per new student. DeVry University’s marketing strategy is shifting toward more digital and social channels and its website, and away from less effective inquiry vendors.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry Group’s institutions in transition (DeVry University and Carrington) have reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. In fiscal 2014, DeVry University closed 5 locations and reduced the square footage at an additional 19 locations resulting in a total reduction of nearly 183,000 square feet of space. Management anticipates additional consolidations in fiscal 2015.

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

DeVry Group’s Cost of Educational Services increased 2.2% to $983.4 million during fiscal year 2014 as compared to the prior year. Costs of Educational Services within DeVry University were 7.6% lower than the prior year and, at Carrington, were 3.7% lower than the prior year. Both decreases were a result of savings from cost reduction measures. These lower costs were offset by the increase in costs necessary to support the operations of the growing institutions. This increase includes costs that were incurred to support a higher number of total student enrollments for Chamberlain as compared to the prior year and the need to support continued growth at DeVry Medical International and DeVry Brasil. The costs at DeVry Brasil for fiscal year 2014 include the full-year effect of expense from the acquisition of Unifavip, which was acquired on September 3, 2012, compared to ten months of expense during the same period in fiscal year 2013, along with the expenses of Facid, which was acquired on July 1, 2013 (combined effect of $17.2 million increase in Cost of Educational Services expense).

As a percentage of revenue, Cost of Educational Services increased to 51.1% in fiscal year 2014 from 49.0% during the prior year. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 3.8% to $727.9 million during fiscal year 2014 as compared to the prior year. The decrease in fiscal year 2014 was the result of cost reduction measures. Over the past year, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Also, management is finding ways to be more effective in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s growth institutions (DeVry Medical International, Chamberlain, DeVry Brasil, and Becker Professional Education) and costs from the most recent acquisitions of Unifavip and Facid (combined effect of $2.5 million increase in Student Services and Administrative Expense). Amortization of finite-lived intangible assets in connection with acquisitions of businesses decreased by $3.1 million during fiscal year 2014 as compared to the prior year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 37.8% in fiscal year 2014 from 38.5% in the prior year. The decrease was a result of the effectiveness of the cost reduction measures noted above.

Gain on the Sale of Assets

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

Restructuring Expenses

For fiscal year 2014, DeVry Group recorded pre-tax charges related to real estate consolidations of $18.7 million. Also, DeVry Group implemented reductions in its workforce that resulted in a pre-tax charge of $14.0 million that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments as follows: $7.9 million to Medical and Healthcare; $0.2 million to International and Professional Education; $21.7 million to Business Technology and Management; $2.9 million to the DeVry Group home office which is classified as “Depreciation and Other” in “Note 16 - Segment Information” to the Consolidated Financial Statements.

In fiscal 2013, DeVry Group recorded charges related to real estate consolidations and other restructuring of $15.9 million. Also, DeVry Group implemented a Voluntary Separation Plan (“VSP”) and other reductions in its workforce that resulted in a pre-tax charge of $10.3 million that represented severance pay and benefits for these employees. These restructuring costs were allocated to the segments as follows: $6.1 million to Medical and Healthcare; $0.6 million to International and Professional Education; $9.1 million to Business Technology and Management; $10.4 million to the DeVry Group home office which is classified as “Depreciation and Other” in “Note 16 - Segment Information” to the Consolidated Financial Statements.

Cash payments for the fiscal 2014 and 2013 charges were approximately $21.9 million for the year ended June 30, 2014. The remaining accrual for these charges is $21.3 million as of June 30, 2014. The balance is expected to be paid within the next 12 to 18 months. Additional restructuring expenses are expected to be recorded in fiscal 2015 as DeVry Group continues to reduce costs where enrollment levels necessitate such realignment of expenses.

OPERATING INCOME

Total consolidated operating income from continuing operations for fiscal year 2014 of $181.3 million increased 8.6% as compared to the prior year. The largest single driver of the increase was the absence of an Asset Impairment Charge in fiscal 2014 compared to a $57.0 million charge in the prior year. Excluding the effects of this charge, operating income declined 19.0 percent in fiscal 2014 compared to the prior year. Operating income declines were experienced at the Business, Technology and Management and the International and Professional Education segments. The declines in these segments were partially offset by the increase in operating income at the Medical & Healthcare segment.

The largest driver of the decline in operating income during fiscal year 2014 was the revenue decline at DeVry University and the increase in restructuring expenses. This decline more than offset the increases in revenue and operating income resulting from recent acquisitions and growth in other institutions. The DeVry University revenue decline was partially offset by the decrease in expenses from cost reduction measures, as discussed above. Operating income declined at Becker Professional Education; however, this decline was primarily driven by the favorability in the prior year for an earn-out accrual reversal. Operating income also declined in fiscal 2014 at DeVry Brasil primarily driven by investments for expansion and growth.

Medical and Healthcare

Medical and Healthcare segment operating income increased 158.3% to $139.7 million during fiscal year 2014, as compared to the prior year. The largest single driver of the increase was the absence of an Asset Impairment Charge in the fiscal 2014 compared to a $57.0 million charge at Carrington in the prior year. Excluding the effect of this charge and the increase in restructuring charges recorded primarily at Carrington, operating income increased 26.0% compared to the prior year. The increase in operating income was the result of increased operating income at DeVry Medical International and Chamberlain as a result of increased revenues which were partially offset by investments to drive future enrollment growth. Also, operating losses at Carrington decreased as compared to the prior year as a result of cost reduction measures, as discussed above.

International and Professional Education

International and Professional Education segment operating income decreased 10.1% to $45.5 million during the fiscal year 2014 as compared to the prior year. The decreased operating income was primarily driven by the favorable effect of $4.4 million in the prior year for an earn-out accrual reversal. Excluding the effect of this expense reversal and a decrease in restructuring charges, operating income decreased 2.6% compared to the prior year. This decline was the result of investments for expansion and growth.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 88.0% to $10.8 million during fiscal year 2014 as compared to the prior year. The decrease in operating income was the result of lower revenue and decreased operating leverage and $12.6 million in higher restructuring charges recorded in fiscal year 2014 as compared to the prior year (as discussed earlier). Total segment expenses for the fiscal year, excluding the restructuring charges and gain on the sale of assets decreased 9.9% as compared to the prior year, as a result of savings from cost reduction measures, as discussed above. Excluding special charges and the gain on the sale of assets, the Business, Technology and Management segment generated operating income of $30.6 million during fiscal year 2014. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments. Management believes that consolidations of DeVry University locations and further cost control measures will be necessary in fiscal year 2015.

NET INTEREST (EXPENSE) INCOME

Interest income for fiscal year 2014 of $1.7 million and interest expense of $3.6 million were unchanged as compared to the prior year.

INCOME TAXES

Taxes on income from continuing operations were 15.4% for fiscal year 2014, compared to 23.8% for fiscal year 2013. The lower effective tax rate in fiscal year 2014 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of AUC, RUSM, RUSVM and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are subject to local tax systems and are not subject to U.S. federal or state income taxes so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax programs. AUC’s effective tax rate reflects benefits derived from local investment programs. RUSM and RUSVM have agreements with their respective domestic governments that exempt them from most local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

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

In the first quarter of fiscal year 2014, management wrote down the net assets of AAI to their fair market value based on the estimated selling price of the assets as of September 30, 2013. As a result of its review of the preliminary purchase offers for the assets of the business, management determined that the market value of this business had been significantly diminished. This resulted in a $13.5 million pre-tax impairment charge in the first quarter of fiscal year 2014. In December 2013, the assets of AAI were sold for $2.0 million which was approximately $0.4 million higher than the fair value of the net assets on the date of the sale. This gain on the sale was recorded in the second quarter of fiscal year 2014 and is included in the Loss from Operations of Divested Component in the Consolidated Statements of Income.

The reported loss on discontinued operations in fiscal year 2014 is comprised of $5.3 million in operating losses, and a pre-tax impairment charge of $13.5 million for the net fair market write-down of AAI’s net assets.

See “Note 2 – Assets and Liabilities of Divested Component and Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

FISCAL YEAR ENDED JUNE 30, 2013 VS. FISCAL YEAR ENDED JUNE 30, 2012

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are now included in the discontinued operations section of the Consolidated Income Statements for all periods presented.

REVENUES

Total consolidated revenues for fiscal year 2013 of $1,964.4 million decreased $107.4 million, or 5.2%, as compared to the prior year. Revenues decreased within DeVry Group’s Business, Technology and Management segment as a result of a decline in student enrollments and an increase in scholarships due to the challenging economic environment, persistent high levels of unemployment, negative perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. This decrease was partially offset by revenue increases within DeVry Group’s Medical and Healthcare and International and Professional Education segments as a result of growth in total student enrollments, improved student retention and tuition price increases. In addition, the two most recent additions to DeVry Brasil, Faculdade Boa Viagem (FBV), which was acquired on February 29, 2012, and Unifavip, which was acquired on September 3, 2012, contributed to offsetting the revenue decline during fiscal year 2013.

Medical and Healthcare

DeVry Medical International

Medical and Healthcare segment revenues increased 9.9% to $672.6 million in fiscal year 2013 as compared to the prior year. Higher total student enrollments at Chamberlain and DeVry Medical International were the key drivers of the segment revenue growth. Carrington experienced an increase in total student enrollments in the second half of fiscal year 2013 as compared to the year ago period. Total year 2013 Carrington revenues declined 2.2% from total year 2012. Also, AUC, which was acquired on August 3, 2011, contributed a full year of revenue during fiscal year 2013 as opposed to the eleven months contributed in fiscal year 2012. Key trends for DeVry Medical International, Chamberlain and Carrington are set forth below.

	DeVry Medical International Student Enrollment Fiscal Year 2013			DeVry Medical International Student Enrollment Fiscal Year 2012
Term	Sept. 2012	Jan. 2013	May 2013	Sept. 2011	Jan. 2012	May 2012
New Students	925	603	518	853	601	643
% Change from Prior Year	8.4%	0.3%	(19.4)%	22.9%	(20.5)%	13.6
Total Students	6,209	6,318	5,800	6,082	6,024	5,944
% Change from Prior Year	2.1%	4.9%	(2.4)%	6.3%	1.0%	1.0%

Tuition rates:

•	Effective for semesters beginning in September 2012, tuition and fees for the beginning basic sciences portion of the programs at the Ross University School of Medicine and Ross University School of Veterinary Medicine were $17,675 and $16,800, respectively, per semester. Tuition and fees for the final clinical portion of the programs were $19,500 per semester for the medical school, and $21,100 per semester for the veterinary school. These tuition rates represented an increase from September 2011 rates of 6.6% and 7.1% for the medical school and 6.3% for the veterinary school. These amounts do not include the cost course materials, supplies, transportation, and living expenses.

•	Effective for semesters beginning in September 2012, tuition and fees for the beginning basic sciences and final clinical rotation portions of AUC’s medical program were $17,925 and $20,050, respectively, per semester. These tuition rates represented an increase from the September 2011 rates of 6.1%.

Continued demand for medical doctors and veterinarians positively influenced career decisions of new students towards these respective fields of study. May 2013 enrollments were negatively impacted by a transition of key roles within the marketing and enrollment management areas, which have now been completed.

Chamberlain College of Nursing

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	1,974	1,625	2,121	2,120	1,350	2,283
% Change from Prior Year	14.7%	52.6%	13.5%	87.8%	(25.0)%	110.8%
Total Students	10,852	12,050	12,245	13,714	13,235	13,953
% Change from Prior Year	15.8%	20.2%	15.3%	26.0%	16.9%	24.4%

	Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment Fiscal Year 2012
Term	July 2011	September 2011	November 2011	January 2012	March 2012	May 2012
New Students	1,721	1,065	1,868	1,129	1,801	1,083
% Change from Prior Year	10.7%	(6.0)%	4.2%	(3.6)%	6.1%	(0.8)%
Total Students	9,374	10,029	10,619	10,888	11,321	11,214
% Change from Prior Year	39.2%	32.2%	26.5%	20.4%	19.9%	15.7%

Tuition rates:

•	Effective for sessions beginning in July 2012, tuition was $665 per credit hour for students enrolling in one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (BSN) (onsite), Associate Degree in Nursing (ADN) and Licensed Practical Nurse to Registered Nurse (LPN-to-RN) programs. Tuition was $100 per credit hour per session for each credit hour in excess of six credit hours. These effective tuition rates were unchanged as compared to the prior year. These amounts do not include the cost of course materials and supplies.

•	Effective for sessions beginning in July 2012, tuition was $590 per credit hour for students enrolled in the Chamberlain RN-to-BSN online degree program. This tuition rate was unchanged from the July 2011 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (MSN) program was $650 per credit hour, which was unchanged from the prior year. The online DNP program was offered at $750 per credit hour.

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

Carrington College

	Carrington College Student Enrollment Fiscal Year 2013
	September 2012	December 2012	March 2013	June 2013
New Students	3,396	1,763	2,391	1,607
% Change from Prior Year	33.3%	12.7%	17.5%	(1.5)%
Total Students	7,628	7,405	7,951	7,111
% Change from Prior Year	(8.3)%	0.4%	8.8%	9.6%

	Carrington College Student Enrollment Fiscal Year 2012
	September 2011	December 2011	March 2012	June 2012
New Students	2,548	1,565	2,035	1,632
% Change from Prior Year	(33.2)%	(34.2)%	(27.5)%	(19.7)%
Total Students	8,322	7,379	7,309	6,486
% Change from Prior Year	(27.8)%	(29.3)%	(28.4)%	(25.7)%

Tuition rates:

•	On a per credit hour basis, tuition for the Carrington College and Carrington College California programs ranged from $254 per credit hour to $1,651 per credit hour, with the wide range due to the nature of the programs. General Education courses were charged at $325 per credit hour at Carrington College, and $364 per credit hour at Carrington College California. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and special (program specific) supplies and/or testing. A student services fee ranging from $75 to $150 is charged at Carrington College and Carrington College California as well, depending on the program. Total program tuition at each institution ranged from approximately $13,000 for certificate programs to over $60,000 for some advanced programs.

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

International and Professional Education

DeVry Brasil

International and Professional Education segment revenues rose 25.8% to $196.6 million in fiscal year 2013 as compared to the prior year. DeVry Brasil was the primary driver of revenue growth in this segment due to new and total student enrollment growth as compared to the year-ago period. Revenue growth at DeVry Brasil was primarily the result of the acquisitions of FBV, which was acquired on February 29, 2012, and Favip, which was acquired on September 3, 2012. Becker Professional Education revenues increased driven primarily by the contribution of Falcon Physician Reviews (“Falcon”), which was acquired in April, 2012 and contributed a full years of revenue in the fiscal year 2013 as opposed to the three months contributed in fiscal year 2012. Key enrollment trends for DeVry Brasil are set forth below.

	DeVry Brasil Student Enrollment
	Fiscal Year 2013		Fiscal Year 2012
Term	September 2012	March 2013	September 2011	March 2012
New Students	3,975	7,390	3,033	5,599
% Change over Prior Year	31.1%	32.0%	29.2%	46.1%
Total Students	21,031	29,083	14,099	21,297
% Change over Prior Year	49.2%	36.6%	17.8%	55.6%

A large percentage of DeVry Brasil’s program offerings are subject to limitations as to the number of students who can be enrolled in the programs. This resulted in the low new student enrollment growth experienced over the last two terms.

Business, Technology and Management

During fiscal year 2013, Business, Technology and Management segment revenues decreased 15.9% to $1,096.7 million as compared to the prior year period as a result of a decline in undergraduate student enrollments and graduate coursetakers due to lower cyclical demand among the University’s target segment of students, driven by the challenging economic environment, persistent high levels of unemployment, perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. This trend continued into fiscal 2014 which resulted in lower revenues. In addition, an increase in scholarships also contributed to the decline in revenues as compared to the prior year period. The Business, Technology and Management segment is comprised solely of DeVry University. Key trends in enrollment and tuition pricing are set forth below.

	DeVry University Undergraduate Student Enrollment Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
New Students	7,532	6,580	5,482	5,330	5,146	4,616
% Change over Prior Year	(16.6)%	(8.6)%	(15.5)%	(4.7)%	(21.2)%	(19.4)%
Total Students	50,503	56,086	49,515	53,138	47,537	48,842
% Change over Prior Year	(15.8)%	(14.9)%	(17.6)%	(14.9)%	(16.5)%	(18.7)%

	DeVry University Undergraduate Student Enrollment Fiscal Year 2012
Term	July 2011	September 2011	November 2011	January 2012	March 2012	May 2012
New Students	9,026	7,200	6,488	5,593	6,533	5,730
% Change over Prior Year	(33.8)%	(28.4)%	(19.8)%	(22.5)%	(17.3)%	(14.3)%
Total Students	59,966	65,933	60,103	62,435	56,958	60,044
% Change over Prior Year	(6.5)%	(9.9)%	(13.3)%	(14.9)%	(15.5)%	(14.7)%

	DeVry University Graduate Coursetakers Fiscal Year 2013
Term	July 2012	September 2012	November 2012	January 2013	March 2013	May 2013
Total Coursetakers	19,635	22,072	19,540	21,131	19,075	18,836
% Change from Prior Year	(9.0)%	(7.8)%	(16.0)%	(12.1)%	(18.4)%	(17.1)%

	DeVry University Graduate Coursetakers Fiscal Year 2012
Term	July 2011	September 2011	November 2011	January 2012	March 2012	May 2012
Total Coursetakers	21,576	23,937	23,264	24,029	23,366	22,732
% Change from Prior Year	1.9%	2.3%	0.3%	(3.0)%	(4.3)%	(4.5)%

Tuition rates:

•	Effective July 2013, DeVry University froze both undergraduate and graduate tuition rates for the school year which ended in June 2014.

•	Effective with the term that began in July 2012, DeVry University’s U.S. undergraduate tuition was $609 per credit hour for students enrolling in one to six credit hours. Tuition was $365 per credit hour for each credit hour in excess of six credit hours. These tuition rates represented an increase of approximately 1.2% as compared to the summer 2011 term. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective with the session that began in July 2012, Keller Graduate School of Management program tuition per course was $2,298. This represented an expected weighted average increase of 1.9% compared to the prior year session.

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

DeVry Group’s Cost of Educational Services increased 0.1% to $962.2 million during fiscal year 2013 as compared to fiscal year 2012. Lower Costs of Educational Services within DeVry University and Carrington Colleges as a result of savings from cost reduction measures were partially offset by the increase in costs necessary to support the operations of the growth institutions. This increase included costs that were incurred in fiscal year 2013 in support of operating a higher number of campus locations for Chamberlain as compared to the prior year and the need to support continued growth at DeVry Medical International and DeVry Brasil. The costs at DeVry Brasil included the full year effect of expense from the acquisitions of FBV, which was acquired on February 29, 2012, and Favip, which was acquired on September 3, 2012. Additional costs were also realized from the full year effect of the acquisition Falcon, which was acquired on April 3, 2012.

As a percentage of revenue, Cost of Educational Services increased to 49.0% in fiscal year 2013 from 46.4% during the prior fiscal year. The increase was the result of decreased operating leverage as a result of revenue declines primarily at DeVry University and Carrington.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 4.2% to $756.4 million during fiscal year 2013 as compared to the prior fiscal year. The decrease in expenses reflects savings from cost reduction measures (workforce reductions and reduced project spending). These reductions more than offset the expense growth from the acquisitions of FBV, Falcon, and Favip and the increase in costs necessary to support the operations of the growth institutions. Amortization of finite-lived intangible assets in connection with acquisitions of businesses declined slightly during fiscal year 2013 as compared to the prior fiscal year. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense increased to 38.5% in fiscal year 2013 from 38.1% during the prior fiscal year. The increase was the result of decreased operating leverage from declining revenues primarily at DeVry University and Carrington.

Asset Impairment Charge

During the fourth quarter of fiscal year 2013, DeVry Group recorded a non-cash asset impairment charge of $57.0 million related to its Carrington reporting unit. In the fourth quarter of fiscal year 2013, management performed DeVry Group’s annual valuation of goodwill and intangible assets based on the most recent revenue and operating income projections for fiscal 2014 and beyond. These projections were adjusted for an unexpected decline in new student enrollments realized during the fourth quarter of fiscal 2013 as well as revised projections of enrollments for fiscal 2014.

During the fourth quarter of fiscal year 2013, revenues and operating results for DeVry Group’s Carrington reporting unit were below management’s expectations driven by lower than expected new student enrollments. New student enrollments in the fourth quarter of fiscal year 2013 declined 1.5% as compared to the prior year and fell short of planned enrollments. The shortfall to plan was due in part to the suspension of new student enrollments in pure online programs with the remaining variance attributable to a decline in demand for Carrington’s onsite program offerings. The decline in new student enrollments reversed a trend of three consecutive quarters of new student enrollment growth (1Q13: 33.3%; 2Q13: 12.7%; and 3Q13: 17.5%). Through March 31, 2013, year-to-date revenues were slightly below plan, but operating income exceeded plan due to continued focus on cost control.

During the fourth quarter of fiscal year 2013, management finalized its new online strategy, with Carrington expected to re-enter the 100% online certificate programs in fiscal year 2015. At the time the decision was made to temporarily suspend pure online enrollments, management anticipated starting the program back up in FY2014. However, based on other factors, it was decided that Carrington would not re-enter the 100% online market until FY2015. Accordingly, management revised its forecast and future cash flow projections for Carrington.

To improve Carrington’s financial results, management continues to execute a turn-around plan which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, and improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. Though management believes actions will restore the positively trending growth in admissions there is increased uncertainty as to the when a period of significant growth will occur. Accordingly, management revised its forecast and future cash flow projections for Carrington, and performed an impairment analysis of Carrington’s goodwill and indefinite-lived intangible assets. As a result, DeVry Group recorded a non-cash, pre-tax asset impairment charge of $57 million. The remaining goodwill and indefinite-lived intangible asset balances for this reporting unit are $98.8 million and $67.2, respectively. These amounts are subject to further write-down in subsequent periods should management’s financial projections not be realized.

Restructuring Expenses

During fiscal year 2013, DeVry Group implemented a Voluntary Separation Plan (VSP), an involuntary reduction in force (RIF) and other staff reduction actions that will reduce its workforce by approximately 475 positions across all reporting units. This resulted in a pre-tax charge of approximately $10.3 million in fiscal 2013 that represented severance pay and benefits for these employees. This was allocated to the segments as follows: $7.7 million to Business Technology and Management, $1.0 million to Medical and Healthcare, $0.6 million to International and Professional Education and $1.0 million to DeVry Group home office which is classified as “Depreciation and Other” in “Note 16- Segment Information” to the consolidated financial statements of this Form 10-K.

DeVry Group made decisions to consolidate facilities at its Carrington and DeVry University educational institutions. This resulted in pre-tax charges of $6.3 in fiscal year 2013. Also during fiscal year 2013, DeVry Group consolidated its administrative offices in the Chicagoland area. As a result, a DeVry Group owned facility in Wood Dale, Illinois was closed in December 2012, and employees were re-located to other facilities in the area. The Wood Dale facility was held as available for sale. This resulted in a pre-tax charge of $7.9 million in fiscal 2013 for a write-down of assets to fair market value and an expected loss on this asset sale. Other restructuring charges totaling $1.7 million were also expensed in fiscal 2013. These facility and other charges were allocated to the segments as follows: $1.4 million to Business Technology and Management, $5.1 million to Medical and Healthcare and $9.4 million to DeVry Group home office which is classified as “Depreciation and Other” in “Note 16- Segment Information” to the consolidated financial statements of this Form 10-K.

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

Medical and Healthcare

Medical and Healthcare segment operating income increased 463.2% to $54.1 million during fiscal year 2013 as compared to the prior fiscal year. The increase in operating income was primarily the result of increased operating income at Chamberlain, American University of the Caribbean School of Medicine and Ross University Schools of Medicine and Veterinary Medicine . The operating loss at Carrington narrowed as compared to the prior fiscal year. The other factor contributing to the increase in operating income for fiscal year 2013 was a reduction in the combined amount of non-cash asset impairment charges and restructuring charges recorded fiscal 2013 compared to those recorded in fiscal year 2012. Excluding these charges in both years, total consolidated operating income for fiscal year 2013 increased 35.3% as compared to the prior year.

International and Professional Education

International and Professional Education segment operating income increased 32.5% to $50.6 million during fiscal year 2013 as compared to the prior year. The improved operating results were driven primarily by increased operating leverage within Professional Education and DeVry Brasil.

Business, Technology and Management

Business, Technology and Management segment operating income decreased 55.2% to $90.0 million during fiscal year 2013 as compared to the prior fiscal year. The decrease in operating income was the result of lower revenue and decreased operating leverage and a restructuring charge of $9.1 million (as discussed earlier) which was $4.1 million higher than the restructuring charge recorded in fiscal 2012. Total segment expenses for fiscal year 2013, excluding the restructuring charges decreased 9.1% as compared to the fiscal year 2012, as a result of savings from cost reduction measures, as discussed above. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollments while also targeting investments in growth initiatives such as new programs.

NET INTEREST AND OTHER INCOME (EXPENSE)

Interest income increased approximately $0.8 million in fiscal 2013 as compared to the prior fiscal year. This interest was earned primarily at DeVry Brasil and was the result of higher investible cash balances at rates significantly higher than those in the United States.

Interest expense increased slightly during fiscal year 2013 as compared to the prior fiscal year. The increase in interest expense was attributable to interest accreted on earn-outs and installment payments related to the acquisition of FBV.

INCOME TAXES

Taxes on income from continuing operations were 23.8% of pretax income for fiscal year 2013, compared to 29.4% for the prior year. The lower effective tax rate in fiscal year 2013 resulted primarily from the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of AUC, RUSM, RUSVM and DeVry Brasil as well as the favorable impacts of the American Tax Relief Act of 2012 signed into law on January 2, 2013, in which Congress enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (”CFC Look-through”) for a two year period for tax years beginning after January 1, 2012 through December 31, 2013.

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s subsidiaries, AUC which operates in St. Maarten, RUSM which operates in the Commonwealth of Dominica, RUSVM which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil which operates in Brazil all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In the fourth quarter of fiscal year 2013, management determined that the operations of Advanced Academics, Inc. (“AAI”) no longer aligned with the strategic direction of DeVry Group. At that time, management committed to divest the AAI business. Management engaged an investment banking firm to act as the exclusive financial advisor to DeVry Group with respect to the sale of AAI. DeVry Group authorized the investment banking firm to begin marketing AAI and it was determined that there was sufficient interest by potential buyers to pursue the sale of this business. As a result, it was determined that the net assets of AAI would be classified as “held for sale” in the Consolidated Balance Sheets and the results of operations of AAI would be classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows under the guidance for discontinued operations disclosure for fiscal year 2013.

The reported loss on discontinued operations in fiscal year 2013 included a pre-tax impairment charge of $4.8 million for a fair market write-down of AAI’s long-term assets. As a result of its review of projections of fiscal 2014 operating results and re-examination the potential long-term profitability of contract relationships during its annual fourth quarter planning process, management determined that the market value of this business had been significantly diminished.

The reported loss on discontinued operations in fiscal year 2013 also included expense related to a fourth quarter increase in the reserve for doubtful accounts. As of June 30, 2013, management assessed the collectability of the amount due from a large customer. Based upon the claims analysis provided by outside counsel as well as management’s internal review, management has concluded that the full amount of the gross receivable outstanding as of June 30, 2013 is valid and due to AAI. However, based on management’s best estimate of the outcome of ongoing negotiations in resolving the outstanding balances a collectability reserve was established to account for a portion of the receivable which may be ultimately non-collectable given the current status of the collection negotiations with the customer.

See “Note 2 – Assets and Liabilities of Divested Component and Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

CRITICAL ACCOUNTING POLICIES

Note 3, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the fiscal year ended June 30, 2014, describes the method of application of significant accounting policies and should be read in conjunction with the discussion below.

Revenue Recognition

DeVry University Carrington, Chamberlain and DeVry Brasil tuition revenues are recognized on a straight-line basis over the applicable academic term. In addition, American University of the Caribbean School of Medicine, Ross University School of Medicine and Ross University School of Veterinary Medicine basic science curriculum revenues are recognized on a straight-line basis over their respective academic terms. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenues are recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) live classroom and online tuition revenues are recognized on a straight-line basis over the applicable delivery period. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, and the provision for uncollectible accounts, which is included in the Cost of Educational Services in the Consolidated Statements of Income, also are recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

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

Expense Recognition

Advertising costs are charged to expense in the period in which materials are purchased or services are rendered. Similarly, start-up expenses related to new operating locations and new curriculum development costs are charged to expense as incurred.

Allowance for Uncollectible Accounts

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. Management performs this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts for fiscal years 2014 and 2013 were $52.4 million and $41.5 million, respectively. The increase in the provision was the result of a larger number of DeVry University undergraduate student accounts moving into inactive status. These accounts are reserved at a higher rate than active student accounts. If an additional allowance of 1% of total DeVry Group gross receivables as of June 30, 2014 was necessary, an additional provision of approximately $2.0 million would be required.

Internally Developed Software

Selected costs associated with developing DeVry Group’s information technology systems have been capitalized in accordance with the rules on accounting for costs of computer software developed for internal use. Capitalized software development costs for projects not yet complete are included as construction in progress in the Land, Buildings and Equipment section of the Consolidated Balance Sheets. Upon completion of the projects the costs are transferred to equipment and amortized using the straight-line method over the estimated useful lives of the software.

Stock-Based Compensation

Stock-based compensation is recorded as compensation expense over the vesting period. DeVry Group accounts for stock-based compensation granted to retirement-eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for stock-based grants to retirement-eligible employees. For non-retirement-eligible employees, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate. If factors change and different assumptions are utilized in future periods, the stock-based compensation expense that DeVry Group records may differ significantly from what was recorded in a prior period.

The fair value of share-based awards, including those with performance conditions, are -measured as of the grant date. The fair value of DeVry Group’s stock-based option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period. Share-based compensation expense is amortized for the estimated number of shares expected to vest. The estimated number of shares that will vest is based on management’s determination of the probable outcome of the performance conditions, which may require considerable judgment. DeVry Group records a cumulative adjustment to share-based compensation expense in periods when the estimate of the number of shares expected to vest changes. Expense is recognized to reflect the actual vested shares following the resolution of the performance conditions.

Impairment of Goodwill and Other Intangible Assets

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed on May 31, 2014. As of the May 31, 2014 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. At no time during fiscal 2014 did management judge a triggering event had occurred.

This interim triggering event analysis was based on the fact that the estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 12% as of the end of fiscal year 2013, except that of Carrington. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by at least 100% as of the end of fiscal year 2013, except those indefinite-lived intangible assets acquired with the acquisitions of AUC and FBV and where fair values exceeded carrying values by 4% to 67%. The smaller premiums for the AUC and FBV indefinite-lived intangible assets would be expected considering the assets were acquired within two years of the fourth quarter of fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. As for Carrington, during the fourth quarter of fiscal year 2013, management recorded an impairment loss of $57.0 million for the decline in fair value of this reporting unit and its associated indefinite-lived intangible assets. Therefore, no premiums existed with respect to either the reporting unit’s carrying value or the carrying value of the indefinite-lived intangible assets as of June 30, 2013. Accordingly, this situation also requires management to remain cognizant of the fact that if Carrington’s realized and projected operating results do not meet expectations, an interim review and possible further impairment would be necessary.

To improve Carrington’s financial results, management continues to execute a turnaround plan that began in fiscal 2012, which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. These improvements resulted in increased revenues and improved operating results throughout fiscal 2014. Results exceeded internal operating plans for each interim reporting period. As a result, no interim impairment analysis was warranted in relation to Carrington.

Though certain reporting units experienced a decline in operating results in fiscal year 2014 compared to the year-ago period, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for those reporting units or their associated indefinite-lived intangible assets during the year ended June 30, 2014. The revenue and operating results of DeVry Brasil exceeded internal plans for fiscal year 2014 and its revenues grew by more than 25% from last year. Operating earnings at both DeVry Brasil and Becker decreased slightly from the year-ago period reflecting investments for expansion and growth.

At DeVry University, which carries a goodwill balance of $22.2 million and intangible assets of $1.6 million, revenue declined by approximately 15% from last year. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. To improve performance, management continues to execute a turnaround and transformation plan at DeVry University which includes:

•	Attracting the right students into strong programs;

•	Reducing DeVry University’s cost structure, while maintaining and enhancing our service to students;

•	Regaining DeVry University’s technology edge; and

•	Developing and supporting the team to execute the strategy.

The plan starts with our programmatic focus. This means ensuring our programs are designed to best meet the needs of our students and employers and better communicating the programs’ value propositions to the market. DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students. Near term, the focus is on optimizing DeVry University’s portfolio of programs, which could include the consolidation of some program offerings and enhancement of others. This programmatic focus is designed to improve student l outcomes.

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

DeVry University’s enrollment strategy continues with optimizing pricing, with the goals of increasing new students, and encouraging persistence. A September 2013 “call to action event” included the new Career Catalyst Scholarship. Under the Career Catalyst Scholarship, DeVry University committed up to $20 million over the following three-year period to scholarships that will be awarded to qualifying students who enrolled in the September 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree. Students qualifying for DeVry University’s Career Catalyst Scholarship will be eligible to receive scholarship awards in progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award can increase up to $7,000. For the third year, the award can increase up to $8,000. As a result of positive results from this program in attracting and retaining successful students, DeVry University also offered this Career Catalyst Program to qualifying students who enrolled in the March 2014 session. This program is being offered in the September 2014 session as well. In addition, scholarship programs at the graduate level will be enhanced.

Tuition rates for fiscal year 2014 at DeVry University remain unchanged from those of fiscal year 2013 and will continue unchanged for fiscal 2015. Further, management implemented the DeVry University Fixed Tuition Promise. This is a guarantee to each DeVry University student that his or her tuition rate will not increase as for long as he or she is a continuing student. Also, beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate is increasing from 7 hours to 8.

Management is also finding ways to be more effective in marketing and recruiting efforts to reduce the total cost per new student. DeVry University’s marketing strategy is shifting toward more digital and social channels and its website, and away from less effective inquiry vendors.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry Group’s institutions in transition (DeVry University and Carrington) have reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. In fiscal 2014, DeVry University closed 5 locations and reduced the square footage at an additional 19 locations resulting in a total reduction of nearly 183,000 square feet of space. There are plans for additional consolidations in fiscal 2015.

Management believes its planned operational strategies will stabilize the negative enrollment trends over the next several years. Cost reduction initiatives since fiscal year 2012 have reduced operating expenses and shifted costs to a more variable model. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2014 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 24%. Due to the effects of continually declining enrollment, this excess margin has been rapidly declining in recent periods. A 10% decrease in the fiscal year 2015 projected operating income used in this analysis would result in no less than a 21% premium of fair value over carrying value. Should business conditions at DeVry University deteriorate to the point where the carrying value of this reporting unit exceeds its fair value, then goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

For goodwill, DeVry Group estimates the fair value of its reporting units primarily using a discounted cash flow model utilizing inputs which include projected operating results and cash flows from management’s long term plan. If the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

DeVry Group had seven reporting units which contained goodwill as of the fourth quarter of fiscal year 2014 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are based upon an analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 13% to 15% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 24% except for Carrington, where the excess was 5%. The fiscal year 2014 fair values of DeVry University, Becker, Chamberlain, RUSM and RUSVM declined from fiscal year 2013 values due to changes in expected growth rates; however, the results of this analysis indicate no impairment of goodwill existed as of June 30, 2014. An increase of 100 basis points in the discount rates used in this analysis would result in no less than an 18% premium of fair value over carrying value except for Carrington where fair value was less than carrying value. The smaller premium for the Carrington reporting unit fair value would be expected considering the assets were written down to fair value in the fourth quarter of fiscal year 2013 and there has been less time for these assets to appreciate in value. Carrington carries a goodwill balance of $98.8 million at June 30, 2014. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry Group’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry Group determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 16% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2014 fourth quarter impairment analysis by no less than 13%. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2014, If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At June 30, 2014, intangible assets from business combinations totaled $294.9 million, and goodwill totaled $519.9 million. Together, these assets equaled approximately 41% of total assets as of such date, and any impairment could significantly affect future results of operations.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2014 and 2013, management consolidated operations at several DeVry University and Carrington College locations. These decisions resulted in the write-off approximately $3.9 million and $10.1 million of leasehold improvements and equipment in fiscal years 2014 and 2013, respectively. These write-offs are included in Restructuring Expenses in the Consolidated Statements of Income (see “Note 10-Restructuring Charges”). Based on an analysis of the fair value of the assets of AAI in fiscal year 2013, management wrote-off AAI’s $4.8 million balance of net Property, Plant and Equipment. This write-off is included in the Loss from Discontinued Operations in the Consolidated Statements of Income in fiscal year 2013 (see “Note 2-Assets and Liabilities of Divested Component and Discontinued Operations”). For a discussion of the impairment of goodwill and intangible assets see “Note 9-Intangible Assets” as well as section above.

Income Taxes

DeVry Group accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. DeVry Group also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. DeVry Group’s deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. DeVry Group measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which DeVry Group expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. DeVry Group reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions DeVry Group has taken.

Estimates and Assumptions

DeVry Group’s financial statements include estimates and assumptions about the reported amounts of assets, liabilities, revenues, and expenses whose exact amounts will not be known until future periods. Management has discussed with the Audit and Finance Committee of the Board of Directors the critical accounting policies discussed above and the significant estimates included in the financial statements in this report. Although management believes its assumptions and estimates are reasonable, actual amounts may differ from the estimates included in the financial statements thereby materially affecting results in the future.

DeVry Group’s financial statements reflect the following significant estimates and assumptions:

•	the method of revenue recognition across academic periods;
•	the estimates and judgments used to record the provision for uncollectible accounts receivable. DeVry Group believes that it has appropriately considered known or expected outcomes of its students’ ability to pay their outstanding amounts due to DeVry Group. DeVry Group’s greatest accounts receivable risk is with its DeVry University undergraduate students. the useful lives of equipment and facilities whose value is a significant portion of DeVry Group’s total assets;
•	the value and useful lives of acquired finite-lived intangible assets;
•	the value of goodwill and other indefinite-lived intangible assets;
•	the pattern of the amortization of finite-lived intangible assets over their economic life;
•	the value of deferred tax assets and evaluation of uncertainties under authoritative guidance;
•	costs associated with any settlement of claims and lawsuits in which DeVry Group is a defendant;
•	health care reimbursement claims for medical services rendered but for which claims have not yet been processed or paid; and
•	the value of stock-based compensation awards and related compensation expense.

The methodology management used to derive each of the above estimates for fiscal year 2014 is consistent with the manner in which such estimates were made in prior years, although management regularly analyzes the parameters used in setting the value of these estimates and may change those parameters as conditions warrant. Actual results could differ from those estimates.

Restructuring and Other Charges

DeVry Group’s financial statements include charges related to the reduced enrollments at several of its institutions. Management is reducing DeVry Group’s cost structure to align with these reduced enrollments. Such charges include severance and related benefits for reductions in staff and voluntary separation plans and real estate consolidation charges for early lease termination or cease-of-use costs and losses on disposals of property and equipment.

CONTINGENCIES

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

The Boca Raton Firefighters’ and Police Pension Fund (“Boca Raton”) filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between October 25, 2007, and August 13, 2010. Plaintiff filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiff claimed in the First Amended Complaint that DeVry Group, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry Group’s student enrollment and revenues and artificially inflating DeVry Group’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting plaintiff leave to file a second amended complaint by May 4, 2012.

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

On July 10, 2012, DeVry Group filed a Motion to Dismiss the corrected Second Amended Complaint.  On March 27, 2013, Judge Grady granted DeVry Group’s Motion to Dismiss and entered judgment in favor of DeVry Group and against plaintiffs.  Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel.  On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal to the Seventh Circuit of the United States Court of Appeals. The appeal was stayed pending Judge Grady’s resolution of the sanctions issue.

On May 8, 2014, Judge Grady entered an Order finding that the DeVry Group defendants were presumptively entitled to their reasonable attorneys’ fees and other expenses for the entire action and ordered DeVry Group to submit a fee petition. Thereafter, the parties agreed to resolve the matter on a confidential basis and the appeal was dismissed pursuant to an Order entered June 10, 2014 by the Seventh Circuit.

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

On January 28, 2014, DeVry Group received a CID for information from the Federal Trade Commission (“FTC”) relating to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services.  The stated nature and scope of the CID was to determine whether unnamed persons and/or entities have violated Section 5 of the Federal Trade Commission Act, 15 U.S.C. § 45, as amended and, if so, whether further FTC action would be in the public interest.  Since receiving the CID, DeVry Group has negotiated its scope with the FTC and has produced, and continues to produce, responsive information.  The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requests relevant information from January 1, 2011, to the present to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group is cooperating with the request. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry Group’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. Private loans as a percentage of DeVry Group’s total revenue is relatively small. DeVry Group continues to pursue available financing options for its students, including DeVry Group’s institutional loan programs.

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2013 and 2012, respectively. Final data for fiscal year 2014 are not yet available.

	Fiscal Year
	2013	2012
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	66%	69%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	32%	29%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable peak immediately after bills are issued each semester/session. Accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of December.

At June 30, 2014, total accounts receivable, net of related reserves, was $132.6 million compared to $139.8 million at June 30, 2013. The decrease in net accounts receivable was attributable to a change in the timing in the receipt of federal financial aid in the prior fiscal year. This timing change moved receipt of these funds from late in fiscal year 2013 to early in fiscal year 2014. This decrease was partially offset by the impact of continued revenue growth at Chamberlain and DeVry Brasil.

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

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the United States, Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against any DeVry Group institution. A comprehensive program review of DeVry University’s administration of the Title IV programs, initiated in May 2011 was closed in June 2014 with no material findings. Similar comprehensive program reviews of Carrington College-Phoenix, Ross University School of Medicine, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. At this point, no material findings have been identified in any of these reviews.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain, Carrington College and DeVry University. Under this regulation, an institution that derives more than 90% of its revenues from Title IV student financial assistance programs in any year may not participate in these programs for the following year.

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2013 and 2012, respectively. Final data for fiscal year 2014 is not yet available.

	Fiscal Year
	2013	2012
American University of the Caribbean School of Medicine	80%	81%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	87%	89%
Chamberlain College of Nursing	66%	66%
Carrington College:
California	81%	81%
Boise	74%	72%
Portland	74%	77%
Phoenix	82%	83%
DeVry University:
Undergraduate	72%	75%
Graduate	70%	73%

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At June 30, 2014, cash in the amount of $8.3 million was held in restricted bank accounts, compared to $7.0 million at June 30, 2013.

A separate financial responsibility test for continued participation by an institution’s students in U.S. federal financial assistance programs is based upon a composite score of three ratios: an equity ratio that measures the institution’s capital resources; a primary reserve ratio that measures an institution’s ability to fund its operations from current resources; and a net income ratio that measures an institution’s ability to operate profitably. A minimum score of 1.5 is necessary to meet the Department of Education’s financial standards. Institutions with scores of less than 1.5 but greater than or equal to 1.0 are considered financially responsible, but require additional oversight. These schools are subject to cash monitoring and other participation requirements. An institution with a score less than 1.0 is considered not financially responsible. However, a school with a score less than 1.0 may continue to participate in the Title IV programs under provisional certification. In addition, this lower score typically requires that the school be subject to cash monitoring requirements and post a letter of credit (equal to a minimum of 10 percent of the Title IV aid it received in the institution's most recent fiscal year).

For the past several years, DeVry Group’s composite score has exceeded the required minimum of 1.5. If DeVry Group were unable to meet requisite financial responsibility standards or otherwise demonstrate, within the regulations, its ability to continue to provide educational services, then DeVry Group could be subject to heightened monitoring or be required to post a letter of credit to enable its students to continue to participate in federal financial assistance programs.

Cash from Operations

Cash generated from continuing operations in fiscal year 2014 was $266.1 million, compared to $267.2 million in the prior year. Operating cash flows from continuing operations were impacted by changes in prepaid expenses, accounts payable and accrued expenses that were $9.4 million less than the year-ago changes. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles. These decreases in cash generated from operations were partially offset by the positive effect of the changes in net accounts receivable, deferred and advance tuition and restricted cash that were $54.1 million greater than prior year changes. The receivables balance decreased due to a change in the timing in the receipt of federal financial aid in the prior fiscal year. This timing change moved receipt of these funds from late in fiscal year 2013 to early in fiscal year 2014. The decline in accounts receivable was partially offset by the impact of revenue growth primarily at Chamberlain and DeVry Brasil, compared to the year-ago period.

Cash Used in Investing Activities

Capital expenditures for continuing operations in fiscal year 2014 were $79.4 million compared to $111.8 million in the prior year. The decrease in capital spending was driven by a focus on prudent capital deployment. DeVry Group continues to invest capital in facility expansion at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine; spending for the new Chamberlain campuses and expanding existing facilities; and facility improvements at DeVry University and DeVry Brasil.

Capital spending for fiscal year 2015 is expected to support continued investment at AUC, Ross University School of Medicine, and Ross University School of Veterinary Medicine; and facility improvements and planned new locations for Chamberlain and DeVry Brasil. Management anticipates full year fiscal year 2015 capital spending to be in the $100 to $110 million range.

On July 1, 2013, DeVry Brasil acquired the stock of Facid.  Under the terms of the agreement, DeVry Brasil paid approximately $16.1 million in cash in exchange for the stock of Facid. In addition, DeVry Brasil is required to make additional payments of approximately $9.0 million over the next four years. On May 1, 2014, DeVry Brasil acquired the stock of an education institution with licenses to operate in the city of Joao Pessoa, State of Paraiba, Brazil. This institution has currently has no students and is not generating revenue. New programs will be offered by August 2014, under the name of Faculdade DeVry Joao Pessoa (“Joao Pessoa”). Under the terms of the agreement, DeVry Brasil paid approximately $1.2 million in cash in exchange for the stock. In addition, DeVry Brasil may be required to make additional payments of approximately $1.2 million over the next two years assuming certain contingencies are met.

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million which resulted in the recording of a pre-tax gain of $1.9 million in the first nine months of fiscal year 2014.

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $358.2 million at June 30, 2014, included approximately $232.3 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded with bank approval to $550 million at the option of DeVry Group. For fiscal year 2014, cash flows from domestic operating activities were approximately $124 million which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $43.1 million of domestic capital investment and pay dividends of $21.9 million in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 10, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry Group, can be increased, with bank approval, to $550 million. Borrowings under this agreement will bear interest at prime rate or at LIBOR, at the option of DeVry Group, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. DeVry Group’s letters of credit outstanding under the revolving credit facility were approximately $7.8 million as of June 30, 2014.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite equity, primary reserve and net income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry Group was in compliance with all debt covenants as of June 30, 2014.

DeVry Education Group Inc.
Borrowing limit	$400 million, with options to increase to
$550 million
Interest Rate	At DeVry Group's discretion, either the prime rate plus 0.75%-1.50%, or a LIBOR rate plus 1.75%-2.50%, depending upon the achievement of certain financial ratios.
Maturity	May 10, 2016
Outstanding Borrowings at June 30, 2014	$0
Interest Rate at June 30, 2014	N/A
Outstanding Letters of Credit at June 30, 2014	$7.8 million

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV, Unifavip, Facid and Joao Pessoa (see “Note 8: Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as various conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during fiscal year 2014. DeVry Group had no open derivative positions at June 30, 2014.

		Due In
		Less Than			After	All
	Total	1 Year	1-3 Years	4-5 Years	5 Years	Other
	(Dollars in thousands)
Operating Leases	$717,423	$100,212	$263,145	$131,488	$222,578	$-
Deferred Purchase Price Agreements	18,441	6,311	12,130	-	-	-
Employment Agreements	2,332	286	929	684	433	-
Uncertain Tax Positions	9,100	1,710	-	-	-	7,390
Total Cash Obligation	$747,296	$108,519	$276,204	$132,172	$223,011	$7,390

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016. Management is evaluating the impact the guidance will have on DeVry Group’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new standard is effective for the fiscal years and interim periods within those years beginning after December 15, 2014 with early adoption permitted. Management does not believe this guidance will have a significant impact on DeVry Group’s consolidated financial statements.

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

The financial position and results of operations of DeVry Medical International’s Caribbean operations are measured using the U.S. dollar as the functional currency. Substantially all of these financial transactions are denominated in the U.S. dollar.

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 9.6% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 8.1% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry Group’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations; however, the change in rates of the Brazilian Real over the past 12 months resulted in a $0.9 million charge to Accumulated Other Comprehensive Income over that time period. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $3.5 million.

 The interest rate on DeVry Group’s revolving credit facility is based upon prime rate or LIBOR for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At June 30, 2014, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements and supplemental schedules of DeVry Group and its subsidiaries are included below on pages 90 through 129 of this report:

1 Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown on the financial statements or notes thereto.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of DeVry Group is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by Rule 13a — 15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of June 30, 2014, DeVry Group’s management has assessed the effectiveness of its internal control over financial reporting, using the criteria specified by the Committee of Sponsoring Organizations of the Treadway Commission’s 1992 report Internal Control — Integrated Framework. Based upon this assessment, DeVry Group concluded that as of June 30, 2014, its internal control over financial reporting was effective based upon these criteria.

The effectiveness of DeVry Group’s internal control over financial reporting as of June 30, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fourth quarter of fiscal year 2014 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

ITEM 9B— OTHER INFORMATION

None.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2014	2013
	(Dollars in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$358,188	$196,576
Marketable Securities and Investments	3,448	2,975
Restricted Cash	8,347	7,019
Accounts Receivable, Net	132,621	139,778
Deferred Income Taxes, Net	39,679	29,758
Prepaid Expenses and Other	34,808	49,839
Current Assets of Divested Business	-	16,219
Total Current Assets	577,091	442,164
Land, Building and Equipment:
Land	68,185	71,122
Building	464,944	424,902
Equipment	488,322	475,656
Construction in Progress	17,405	33,724
	1,038,856	1,005,404
Accumulated Depreciation	(483,019)	(433,747)
Land, Building and Equipment, Net	555,837	571,657
Other Assets:
Intangible Assets, Net	294,932	281,998
Goodwill	519,879	508,937
Perkins Program Fund, Net	13,450	13,450
Other Assets	36,447	33,025
Other Assets of Divested Business	-	5,787
Total Other Assets	864,708	843,197
TOTAL ASSETS	$1,997,636	$1,857,018

LIABILITIES:
Current Liabilities:
Accounts Payable	$52,260	$55,131
Accrued Salaries, Wages and Benefits	94,501	88,444
Accrued Expenses	70,891	74,451
Deferred and Advance Tuition	99,160	97,478
Current Liabilities of Divested Business	-	713
Total Current Liabilities	316,812	316,217
Other Liabilities:
Deferred Income Taxes, Net	47,921	60,103
Deferred Rent and Other	93,117	82,576
Total Other Liabilities	141,038	142,679
Other Liabilities of Divested Business	-	112
TOTAL LIABILITIES	457,850	459,008
COMMITMENTS AND CONTINGENCIES (NOTE 15)
NON-CONTROLLING INTEREST	6,393	854
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 63,624,000 and 62,946,000 Shares Issued and Outstanding at June 30, 2014 and June 30, 2013, respectively	753	745
Additional Paid-in Capital	320,703	291,269
Retained Earnings	1,682,071	1,575,009
Accumulated Other Comprehensive Loss	(15,394)	(17,101)
Treasury Stock, at Cost, 11,655,000 and 11,581,000 Shares, respectively	(454,740)	(452,766)
TOTAL SHAREHOLDERS' EQUITY	1,533,393	1,397,156
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,997,636	$1,857,018

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands except per share amounts)
REVENUES:
Tuition	$1,784,638	$1,840,033	$1,949,909
Other Educational	138,733	124,342	121,874
Total Revenues	1,923,371	1,964,375	2,071,783
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	983,436	962,223	960,814
Student Services and Administrative Expense	727,870	756,384	789,903
Gain on Sale of Assets	(1,918)	-	-
Restructuring Expenses	32,715	26,229	7,102
Earn-Out Accrual Adjustment	-	(4,381)	-
Asset Impairment Charge	-	56,992	75,039
Total Operating Costs and Expenses	1,742,103	1,797,447	1,832,858
Operating Income	181,268	166,928	238,925
INTEREST AND OTHER INCOME:
Interest Income	1,731	1,652	817
Interest Expense	(3,632)	(3,611)	(2,612)
Net Gain on Sale of Investment	-	-	3,695
Net Interest and Other Income	(1,901)	(1,959)	1,900
Income from Continuing Operations Before Income Taxes	179,367	164,969	240,825
Income Tax Provision	(27,699)	(39,227)	(70,903)
Income from Continuing Operations	151,668	125,742	169,922
DISCONTINUED OPERATIONS (NOTE 2):
Loss from Operations of Divested Component	(18,802)	(25,856)	(34,687)
Income Tax Benefit	1,845	8,954	7,146
Loss on Discontinued Operations	(16,957)	(16,902)	(27,541)

NET INCOME	134,711	108,840	142,381
Net Income Attributable to Noncontrolling Interest	(679)	(2,054)	(816)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$134,032	$106,786	$141,565

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATON GROUP
Income from Continuing Operations, Net of Income Taxes	150,989	123,688	169,106
Loss from Discontinued Operations, Net of Income Taxes	(16,957)	(16,902)	(27,541)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$134,032	$106,786	$141,565

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS
Basic:
Continuing Operations	$2.35	$1.92	$2.52
Discontinued Operations	(0.26)	(0.26)	(0.41)
	$2.09	$1.66	$2.11
Diluted:
Continuing Operations	$2.33	$1.91	$2.50
Discontinued Operations	(0.26)	(0.26)	(0.41)
	$2.07	$1.65	$2.09

Cash Dividends Declared per Common Share	$0.34	$0.34	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended June 30,
	2014	2013	2012
	(Dollars in thousands)

NET INCOME	$134,711	$108,840	$142,381
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Income (Loss)	1,369	(11,369)	(21,608)
Change in Fair Value of Available-For-Sale Securities	338	157	(10)
COMPREHENSIVE INCOME	136,418	97,628	120,763
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE
TO NONCONTROLLING INTEREST	(647)	(1,075)	2,999
COMPREHENSIVE INCOME ATTRIBUTABLE
TO DEVRY EDUCATION GROUP	$135,771	$96,553	$123,762

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2014	2013	2012
	(Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$134,711	$108,840	$142,381
Loss from Discontinued Operations	16,957	16,902	27,541
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	17,685	15,493	18,530
Depreciation	82,739	83,111	74,472
Amortization	7,078	10,139	10,002
Impairment of Goodwill and Intangible Assets	-	56,992	75,039
Provision for Refunds and Uncollectible Accounts	88,506	80,557	89,928
Deferred Income Taxes	(18,115)	(7,711)	(8,825)
Loss on Disposal of Land, Building and Equipment	9,150	10,633	1,185
Unrealized Loss on Assets Held for Sale	244	-	-
Realized Gain on Sale of Assets	(1,918)	-	(3,695)
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Restricted Cash	(1,328)	(4,521)	(190)
Accounts Receivable	(82,262)	(124,448)	(90,254)
Prepaid Expenses and Other	18,148	7,359	(36,348)
Accounts Payable	(2,883)	(6,697)	(2,687)
Accrued Salaries, Wages, Benefits and Expenses	(2,943)	21,076	(10,329)
Deferred and Advance Tuition	301	(510)	(5,034)
Net Cash Provided by Operating Activities-Continuing Operations	266,070	267,215	281,716
Net Cash Used by Operating Activities- Discontinued Operations	(509)	(5,710)	(4,294)
NET CASH PROVIDED BY OPERATING ACTIVITIES	265,561	261,505	277,422
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(79,355)	(111,775)	(125,298)
Payment for Purchase of Businesses, Net of Cash Acquired	(13,570)	(31,386)	(255,369)
Marketable Securities Purchased	(135)	(93)	(61)
Cash Received on Sale of Assets	8,727	-	4,475
Purchase of Noncontrolling Interest of Subsidiary	-	(7,649)	-
Net Cash Used in Investing Activities-Continuing Operations	(84,333)	(150,903)	(376,253)
Net Cash Used in Investing Activities- Discontinued Operations	-	(1,729)	(3,757)
NET CASH USED IN INVESTING ACTIVITIES	(84,333)	(152,632)	(380,010)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	10,482	4,976	6,134
Proceeds from Stock Issued Under Employee Stock Purchase Plan	1,372	1,700	1,716
Repurchase of Common Stock for Treasury	-	(53,886)	(158,093)
Cash Dividends Paid	(21,903)	(31,529)	(18,369)
Excess Tax Benefit from Stock-Based Payments	-	-	664
Payments of Seller Financed Obligations	(9,095)	(3,822)	-
Payment of Debt Financing Fees	-	-	(70)
NET CASH USED IN FINANCING ACTIVITIES	(19,144)	(82,561)	(168,018)
Effects of Exchange Rate Differences	(1,040)	(3,244)	(2,463)
NET INCREASE IN CASH AND CASH EQUIVALENTS	161,044	23,068	(273,069)
Cash and Cash Equivalents at Beginning of Year	197,144	174,076	447,145
Cash and Cash Equivalents at End of Year	358,188	197,144	174,076
Less: Cash and Cash Equivalents of Discontinued Operations at End of Year	-	568	92
Cash and Cash Equivalents at End of Year	$358,188	$196,576	$173,984
Cash Paid During the Year For:
Interest	$1,741	$1,123	$1,055
Income Taxes, Net	27,864	28,843	80,905
Non-cash Investing and Financing Activity:
Declaration of Cash Dividend to be Paid	-	-	9,794
Accretion (Dilution) of Noncontrolling Interest Put Option	4,860	(1,793)	671

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

For the Years Ended June 30, 2014, 2013, 2012

	Common Stock
	Amount $.01 Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands except per share amounts)
Balance at June 30, 2011	$738	$248,418	$1,367,972	$15,729	$(243,341)	$1,389,516
Comprehensive Income:
Net income in 2012			141,565			141,565
Foreign currency translation				(21,608)		(21,608)
Unrealized Investment Losses, net of tax				(10)		(10)
Comprehensive Income:						119,947
Accretion of Noncontrolling Interest			(671)			(671)
Stock-based compensation		18,530				18,530
Cash dividends of $0.30 per common share			(19,878)			(19,878)
Net proceeds from exercise of stock options	3	6,130			(1,179)	4,954
Tax benefit from exercise of stock options		372				372
Proceeds from stock issued under Employee Stock Purchase Plan		(488)			2,204	1,716
Repurchase of common shares for treasury					(158,093)	(158,093)

Balance at June 30, 2012	741	272,962	1,488,988	(5,889)	(400,409)	1,356,393
Comprehensive Income:
Net income in 2013			106,786			106,786
Foreign currency translation				(11,369)		(11,369)
Unrealized investment gains, net of tax				157		157
Comprehensive Income						95,574
Accretion of Noncontrolling Interest			1,793			1,793
Stock-based compensation		15,493				15,493
Cash dividends of $0.34 per common share			(21,736)			(21,736)
Net proceeds from exercise of stock options	4	4,972			(1,291)	3,685
Tax benefit from exercise of stock options		(1,864)				(1,864)
Proceeds from stock issued under Employee Stock Purchase Plan		(294)	(822)		2,820	1,704
Repurchase of common shares for treasury					(53,886)	(53,886)

Balance at June 30, 2013	745	291,269	1,575,009	(17,101)	(452,766)	1,397,156
Comprehensive Income:
Net income in 2014			134,032			134,032
Foreign currency translation				1,369		1,369
Unrealized investment gains, net of tax				338		338
Comprehensive Income						135,739
Accretion of Noncontrolling Interest			(4,860)			(4,860)
Stock-based compensation		17,685				17,685
Cash dividends of $0.34 per common share			(21,903)			(21,903)
Net proceeds from exercise of stock options	8	10,473			(3,553)	6,928
Tax benefit from exercise of stock options		1,276				1,276
Proceeds from stock issued under Employee Stock Purchase Plan		-	(207)		1,579	1,372

Balance at June 30, 2014	$753	$320,703	$1,682,071	$(15,394)	$(454,740)	$1,533,393

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

Notes to Consolidated Financial Statements

NOTE 1:  NATURE OF OPERATIONS

DeVry Education Group Inc. (“DeVry Group”) is a global provider of educational services and one of the largest publicly-held educational organizations in the world. DeVry Group’s wholly owned subsidiaries include:

American University of the Caribbean	Carrington College
Ross University School of Medicine	Becker Professional Education
Ross University School of Veterinary Medicine	DeVry University
Chamberlain College of Nursing

In addition, DeVry Group maintains a 96.3% ownership interest in DeVry Brasil (formerly known as Fanor); a Brazilian- based postsecondary education organization. These institutions offer degree and non-degree programs in business, healthcare and technology and serve students in postsecondary education as well as accounting and finance professionals.

American University of the Caribbean School of Medicine (“AUC”) operates a campus in the Caribbean country of St. Maarten. Students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in United States, Canadian and United Kingdom teaching hospitals and veterinary schools under affiliation with AUC.

Ross University School of Medicine (“RUSM”) operates a campus in the Caribbean country of Dominica. RUSM students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in U.S. and Canadian teaching hospitals under affiliation with RUSM.

Ross University School of Veterinary Medicine (“RUSVM”) operates a campus in the Caribbean country of St. Kitts. RUSVM students complete their basic science curriculum in a modern, fully equipped campus in the Caribbean and complete their clinical education in U.S. veterinary schools under affiliation with RUSVM.

Chamberlain College of Nursing (“Chamberlain”) offers pre-licensure associate and bachelor’s degree programs in nursing at thirteen campus locations and post-licensure bachelor’s, master’s and doctorate degree programs in nursing through its online platform. Non-clinical coursework is offered both on campus and online.

Carrington College (“Carrington”) operates 17 campuses in seven western states. Carrington College offers degree and diploma programs primarily in health care, dental, and veterinary career fields.

Becker Professional Education (“Becker”) prepares candidates for the Certified Public Accountant (“CPA”), Association of Chartered Certified Accountants (“ACCA”) and Chartered Institute of Management Accountants (“CIMA”) professional certification examinations, and offers continuing professional education programs and seminars in accounting and finance. These classes are taught in nearly 300 locations, including sites in 40 foreign countries and some DeVry University teaching sites. Becker’s physicians review offers comprehensive review programs for physicians preparing for the United States Medical Licensing Examination (USMLE).

DeVry Brasil is based in Fortaleza, Ceará, Brazil, and is the parent organization of Fanor, Ruy Barbosa, ÁREA1, Faculdade Boa Viagem (“FBV”), Centro Universitário Vale do Ipojuca (“UniFavip”), Faculdade Diferencial Integral (“Facid”), Faculdade DeVry Sao Luis (“Sao Luis”) and Faculdade DeVry Joao Pessoa (“Joao Pessoa”). These schools operate 13 campuses locations in six States in Northeastern Brazil and offer undergraduate and graduate programs mainly focused in business management, health, law and engineering.

DeVry University is one of the largest regionally accredited higher education systems in North America, offering associate, bachelor’s and master’s degree programs in technology, healthcare technology, business and management. At June 30, 2014, DeVry University programs were offered at 89 locations in the United States and through DeVry University’s online platform.

NOTE 2:  ASSETS AND LIABILITIES OF DIVESTED COMPONENT AND DISCONTINUED OPERATIONS

Assets and Liabilities of Divested Component

In December 2013, the assets of DeVry Group’s Advanced Academics Inc. (“AAI”) subsidiary, which had previously been disclosed as “held for sale” were divested. These assets were sold for $2.0 million, which approximated the recorded net book value of the assets on the date of sale. The assets and liabilities of AAI are separately disclosed in the Consolidated Balance Sheets as of June 30, 2013. The following is a summary of balance sheet information of divested assets and liabilities at June 30, 2013 (dollars in thousands).

June 30,
2013
ASSETS:
Current Assets:
Cash and Cash Equivalents	$568
Accounts Receivable, Net	12,050
Deferred Income Taxes, Net	2,757
Prepaid Expenses and Other	844
Total Current Assets of Divested Component	16,219
Other Assets:
Deferred Income Taxes, Net	2,602
Other Assets	3,185
Total Other Assets	5,787
Total Assets of Divested Component	$22,006

LIABILITIES:
Current Liabilities:
Accounts Payable	$178
Accrued Salaries, Wages and Benefits	482
Accrued Expenses	47
Deferred Tuition Revenue	6
Total Current Liabilities of Divested Component	713
Deferred Rent and Other	112
Liabilities of Divested Component	$825

Discontinued Operations

The operating results of AAI are separately disclosed in the Consolidated Statements of Income as “Discontinued Operations – Loss from Operations of Divested Component”. The following is a summary of operating results of the discontinued operations for the years ended June 30, 2014, 2013 and 2012 (dollars in thousands).

	For the Year Ended June 30,
	2014	2013	2012

Loss from Operations of Divested Component	$(4,992)	$(20,767)	$(15,326)

Asset Impairment Charge and Gain on Sale	(13,105)	(4,816)	(19,361)
Restructuring Expense	(705)	(273)	-
Income Tax Benefit	1,845	8,954	7,146

Loss from Discontinued Operations, Net of Income Taxes	$(16,957)	$(16,902)	$(27,541)

NOTE 3:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DeVry Group and its wholly-owned and majority-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported on our consolidated balance sheet. The noncontrolling ownership interest in our earnings is classified as “Net Income Attributable to Noncontrolling Interest” in our Consolidated Statements of Income. Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years.

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and bankers acceptances with original maturities of three months or less. Short-term investment objectives are to minimize risk and maintain liquidity. These investments are stated at cost (which approximates market) because of their short duration or liquid nature. DeVry Group places its cash and temporary cash investments with high credit quality institutions. Cash and cash equivalent balances are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. DeVry Group has not experienced any losses on its cash and cash equivalents.

Management periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposit accounts.

Marketable Securities and Investments

DeVry Group owns investments in marketable securities that have been designated as “available-for-sale” in accordance with authoritative guidance. Available for sale securities are carried at fair value with the unrealized gains and losses reported in the Consolidated Balance Sheets as a component of Accumulated Other Comprehensive Loss.

Marketable securities and investments consist of investments in mutual funds which are classified as available-for-sale securities. The following is a summary of our available-for-sale marketable securities at June 30, 2014 (dollars in thousands):

	Gross Unrealized
				Fair
	Cost	(Loss)	Gain	Value
Marketable Securities:
Bond Mutual Fund	$1,045	$(6)	$-	$1,039
Stock Mutual Funds	2,158	-	251	2,409
Total Marketable Securities	$3,203	$(6)	$251	$3,448

Investments are classified as short-term if they are readily convertible to cash or have other characteristics of short-term investments such as highly liquid markets or maturities within one year. All mutual fund investments are recorded at fair market value based upon quoted market prices. At June 30, 2014, all of the Bond and Stock mutual fund investments are held in a rabbi trust for the purpose of paying benefits under DeVry Group’s non-qualified deferred compensation plan.

As of June 30, 2014, all unrealized losses in the above table have been in a continuous unrealized loss position for less than one year. When evaluating its investments for possible impairment, DeVry Group reviews factors such as length of time and extent to which fair value has been less than cost basis, the financial condition of the issuer, and DeVry Group’s ability and intent to hold the investment for a period of time that may be sufficient for anticipated recovery in fair value. The decline in value of the above investments is considered temporary in nature and, accordingly, DeVry Group does not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

Realized gains and losses are computed on the basis of specific identification and are included in Interest and Other Income (Expense) in the Consolidated Statements of Income. DeVry Group has not recorded any realized gains or realized losses for fiscal 2014. See Note 5 for further disclosures on the Fair Value of Financial Instruments.

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most American University of the Caribbean School of Medicine, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain, Carrington, DeVry Brasil and DeVry University students participate are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States, Canada and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

A significant portion of revenue is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs and, such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in DeVry Group’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized.

As a requirement of continuing operations in Pennsylvania, DeVry Group is required to maintain a “minimum protective endowment” of at least $500,000.  These funds are required as long as DeVry Group operates campuses in the state.  DeVry Group accounts for these funds as restricted cash.

Revenue Recognition

DeVry University, Carrington, Chamberlain and DeVry Brasil tuition revenues are recognized on a straight-line basis over their respective applicable academic terms. In addition, American University of the Caribbean School of Medicine, Ross University School of Medicine and Ross University School of Veterinary Medicine basic science curriculum revenues are recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenues are recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) live classroom and online tuition revenues are recognized on a straight-line basis over the applicable delivery period. The provision for refunds, which is reported as a reduction to Tuition Revenues in the Consolidated Statements of Income, is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

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

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, for fiscal years 2014, 2013 and 2012 were $52.4 million, $41.5 million and $41.7 million, respectively. The increase in the provision was the result of a larger number of DeVry University undergraduate student accounts moving into inactive status. These accounts are reserved at a higher rate than active student accounts.

Reserves related to refunds and uncollectible accounts totaled $62.5 million and $47.9 million at June 30, 2014 and June 30, 2013, respectively.

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

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. Costs capitalized during fiscal years 2014 and 2013 were approximately $1.6 million and $2.4 million, respectively. In the current fiscal year, these costs were primarily related to various application and student support systems for DeVry University, Chamberlain and Becker. As of June 30, 2014 and 2013, the net balance of capitalized software development costs was $47.3 million and $61.5 million, respectively.

Land, Building and Equipment

Land, Building and Equipment, including both purchased and internal-use software development costs, are recorded at cost. Cost also includes additions and those improvements that enhance performance, increase the capacity or lengthen the useful lives of the assets. Repairs and maintenance costs are expensed as incurred. Upon sale or retirement of an asset, the accounts are relieved of the cost and the related accumulated depreciation, with any resulting profit or loss included in income in the period incurred. Assets under construction are reflected in Construction in Progress until they are placed into service for their intended use. Interest is capitalized as a component of cost on major projects during the construction period.

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

In accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment, or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed as of May 31, 2014. For goodwill, if the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

For indefinite-lived intangible assets, if the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess. See “Note 9-Intangible Assets” for results of DeVry Group’s required impairment analysis of its intangible assets and goodwill.

Intangible assets with finite lives are amortized over their expected economic lives, generally two to 15 years. Amortization of all intangible assets and certain goodwill is being deducted for tax reporting purposes over statutory lives.

DeVry Group expenses advertising, curriculum development, new school opening and student recruiting costs as incurred.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2014 and 2013, management consolidated operations at several DeVry University and Carrington College locations. These decisions resulted in the write-off approximately $3.9 million and $10.1 million of leasehold improvements and equipment in fiscal years 2014 and 2013, respectively. These write-offs are included in Restructuring Expenses in the Consolidated Statements of Income (see “Note 10-Restructuring Charges”). Based on an analysis of the fair value of the assets of AAI in fiscal year 2013, management wrote-off AAI’s $4.8 million balance of net Property, Plant and Equipment. This write-off is included in the Loss from Discontinued Operations in the Consolidated Statements of Income in fiscal year 2013 (see “Note 2-Assets and Liabilities of Divested Component and Discontinued Operations”). For a discussion of the impairment of goodwill and intangible assets see “Note 9-Intangible Assets”.

Perkins Program Fund

DeVry University is required under federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the federal government. No new federal contributions were received in fiscal years 2014 and 2013. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at June 30, 2014 and 2013. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Fair Value of Financial Instruments

The carrying amounts reported in the Consolidated Balance Sheets for Cash and Cash Equivalents, Restricted Cash, Marketable Securities and Investments (see “Note 5 – Fair Value Measurements”), Accounts Receivable, Net, Accounts Payable, Accrued Expenses, and Deferred and Advanced Tuition payments approximate fair value because of the immediate or short-term maturity of these financial instruments. All of DeVry Group’s current maturities and long-term debt (see “Note 12- Debt”) bear interest at a floating rate reset to current rates on a periodic basis not currently exceeding six months. Therefore, the carrying amount of DeVry Group’s long-term debt, if any, approximates fair value.

Foreign Currency Translation

The financial position and results of operations of the Ross University School of Medicine and Ross University School of Veterinary Medicine and the AUC Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil, DeVry Group’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during the years June 30, 2014, 2013 and 2012 were not material.

Income Taxes

DeVry Group accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. DeVry Group also recognizes future tax benefits associated with tax loss and credit carryforwards as deferred tax assets. DeVry Group’s deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. DeVry Group measures deferred tax assets and liabilities using enacted tax rates in effect for the year in which DeVry Group expects to recover or settle the temporary differences. The effect of a change in tax rates on deferred taxes is recognized in the period that the change is enacted. DeVry Group reduces its net tax assets for the estimated additional tax and interest that may result from tax authorities disputing uncertain tax positions DeVry Group has taken.

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil which operates in Brazil, all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM have agreements with the respective governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the United States. Management anticipates full year fiscal 2015 capital spending for these institutions to be in the $50 to $60 million range. Accordingly, DeVry Group has not recorded a current provision for the payment of U.S. income taxes on these earnings (See “Note 11-Income Taxes”).

Noncontrolling Interest

DeVry Group maintains a 96.3 percent ownership interest in DeVry Brasil with the remaining 3.7 percent owned by some of the current DeVry Brasil senior management group. Prior to the June 2013 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 83.5 percent. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with U.S. GAAP. The adjustment to increase or decrease the DeVry Brasil noncontrolling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated statements of income based on DeVry Group's historical noncontrolling interest accounting policy.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Year Ended June 30,
	2014	2013
Balance at Beginning of period	$854	$8,242
Net Income Attributable to Noncontrolling Interest	679	2,054
Payment for Purchase of Noncontrolling Interest	-	(7,649)
Accretion of Noncontrolling Interest Put Option	4,860	(1,793)
Balance at End of period	$6,393	$854

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the June 30, 2014, 2013 and 2012 computations of diluted earnings per share were options to purchase 2,017,000, 2,077,000 and 1,608,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (amounts in thousands):

	Year Ended June 30,
	2014	2013	2012
Weighted Average Shares Outstanding	63,319	63,443	66,752
Unvested Participating Restricted Shares	889	851	424
Basic Shares	64,208	64,294	67,176
Effect of Dilutive Stock Options	645	317	529
Diluted Shares	64,853	64,611	67,705

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized stock repurchase programs on eight occasions (see “Note 7- Dividends and Stock Repurchase Program”). The eighth repurchase program was approved on August 29, 2012 and commenced in November 2012. Share repurchases under this plan were suspended as of May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which are expected to begin in September 2014. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

From time to time, shares of its common stock are delivered back to DeVry Group under a swap arrangement resulting from employees’ exercise of incentive stock options pursuant to the terms of the DeVry Group Stock Incentive Plans (see “Note 4 – Stock-Based Compensation”). These shares are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

Treasury shares are reissued on a monthly basis, at market value, to the DeVry Group Employee Stock Purchase Plan in exchange for employee payroll deductions. When treasury shares are reissued, DeVry Group uses an average cost method to reduce the Treasury Stock balance. Gains on the difference between the average cost and the reissuance price are credited to Additional Paid-in Capital. Losses on the difference are charged to Additional Paid-in Capital to the extent that previous net gains from reissuance are included therein, otherwise such losses are charged to Retained Earnings.

Stock-Based Compensation

Stock-based compensation is recorded as compensation expense over the vesting period. DeVry Group accounts for stock-based compensation granted to retirement eligible employees that fully vest upon an employees’ retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for stock-based grants to retirement eligible employees. For non-retirement eligible employees, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate. If factors change and different assumptions are utilized in future periods, the stock-based compensation expense that DeVry Group records may differ significantly from what was recorded in the prior period.

The fair value of stock-based awards, including those with performance conditions, are measured as of the grant date. The fair value of DeVry Group’s stock-based option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period. Share-based compensation expense is amortized for the estimated number of shares expected to vest. The estimated number of shares that will vest is based on management’s determination of the probable outcome of the performance conditions, which may require considerable judgment. DeVry Group records a cumulative adjustment to share-based compensation expense in periods when the estimate of the number of shares expected to vest changes. Expense is recognized to reflect the actual vested shares following the resolution of the performance conditions.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes. The tax effect on the unrealized gains and losses on available-for-sale marketable securities was not significant in fiscal years 2014, 2013 and 2012.

The Accumulated Other Comprehensive Loss balance at June 30, 2014, consists of $15.7 million of cumulative translation losses ($15.1 million attributable to DeVry Group and $0.6 million attributable to non-controlling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At June 30, 2013, this balance consisted of $17.0 million of cumulative translation losses ($16.6 million attributable to DeVry Group and $0.4 million attributable to non-controlling interests) and $0.1 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $259.0 million, $261.0 million and $266.0 million for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Restructuring and Other Charges

DeVry Group financial statements include charges related to the reduced enrollments being experienced at several of its institutions. Management is reducing DeVry Group’s cost structure to align with these reduced enrollments. Such charges include severance and related benefits for reductions in staff and voluntary separation plans and real estate consolidation charges. These charges include early lease termination or cease-of-use costs and losses on disposals of property and equipment (see “Note 10-Restructuring Charges”).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016. Management is evaluating the impact the guidance will have on DeVry Group’s consolidated financial statements.

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new standard is effective for the fiscal years and interim periods within those years beginning after December 15, 2014 with early adoption permitted. Management does not believe this guidance will have a significant impact on DeVry Group’s consolidated financial statements.

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

Reclassifications

The previously reported amounts in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for Advance Tuition Payments and Deferred Tuition Revenue have been combined as Deferred and Advanced Tuition as well as Prepaid Expenses and Other and Refundable Income Taxes have been combined as Prepaid Expenses and Other to conform to the current presentation format. These classifications had no effect on reported net income. The fiscal year 2012 Consolidated Income Statement has been recast to reflect the classification of AAI operations as discontinued.

NOTE 4:  STOCK-BASED COMPENSATION

DeVry Group maintains four stock-based award plans: the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the award of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1999, 2003 and 2005 incentive plans, no further stock based awards will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry Group accounts for stock-based compensation granted to retirement eligible employees that fully vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for stock-based grants issued to retirement eligible employees.

At June 30, 2014, 10,750,660 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock incentive plans.

For non-retirement eligible employees, stock-based compensation cost is measured at grant date based on the fair value of the award, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the fiscal year ended June 30, 2014:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Life in	Value
	Outstanding	Price	Years	($000)
Outstanding at July 1, 2013	3,327,668	$32.64
Options Granted	556,050	28.32
Options Exercised	(445,441)	23.37
Options Forfeited	(21,487)	25.95
Options Expired	(54,503)	40.46
Outstanding at June 30, 2014	3,362,287	33.09	6.09	$37,023
Exercisable at June 30, 2014	1,957,162	$37.54	4.52	$15,342

The following is a summary of stock appreciation rights activity for the fiscal year ended June 30, 2014:

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Appreciation	Average	Contractual	Intrinsic
	Rights	Exercise	Life in	Value
	Outstanding	Price	Years	($000)
Outstanding at July 1, 2013	117,015	$42.87
Rights Granted	1,050	30.54
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at June 30, 2014	118,065	42.74	5.70	$355
Exercisable at June 30, 2014	85,855	$45.25	4.70	$152

The total intrinsic value of options exercised for the fiscal years ended 2014, 2013 and 2012 was $7.2 million, $1.0 million and $4.2 million, respectively.

The fair value of DeVry Group’s stock option awards was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based award plans during fiscal years 2014, 2013 and 2012 were $11.68, $7.62 and $17.31, per share, respectively. The fair value of DeVry Group’s stock option awards were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2014	2013	2012
Expected Life (in Years)	6.58	6.63	6.65
Expected Volatility	43.76%	43.67%	42.27%
Risk-free Interest Rate	2.16%	1.03%	1.52%
Dividend Yield	0.90%	0.61%	0.38%
Pre-vesting Forfeiture Rate	3.00%	3.00%	5.00%

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

During the fiscal year 2014, DeVry Group granted 447,050 shares of restricted stock to selected employees and non-employee directors. Of these, 73,010 are performance based shares which are earned by the recipients over a three year period based on achievement of specified academic and student outcome goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 374,040 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance based shares. The following is a summary of restricted stock activity for the year ended June 30, 2014:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2013	1,058,443	$27.03
Shares Granted	447,050	$29.30
Shares Vested	(326,105)	$31.77
Shares Forfeited	(59,622)	$28.32
Nonvested at June 30, 2014	1,119,766	$26.49

The weighted average estimated grant date fair values for restricted stock granted at market price under DeVry Group’s stock-based award plans during fiscal years 2014, 2013 and 2012 were $29.30, $19.65 and $40.45, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (dollars in thousands):

	For the Year Ended June 30,
	2014	2013	2012
Cost of Educational Services	$5,659	$4,958	$5,929
Student Services and Administrative Expense	12,026	10,535	12,601
	17,685	15,493	18,530
Income Tax Benefit	(6,052)	(5,142)	(5,998)
Net Stock-Based Compensation Expense	$11,633	$10,351	$12,532

As of June 30, 2014, $21.2 million of total pre-tax unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 2.3 years. The total fair value of options and shares vested during the year ended June 30, 2014, 2013 and 2012 was approximately $16.8 million, $8.9 million and $9.2 million, respectively.

There were no capitalized stock-based compensation costs at June 30, 2014 and 2013.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of June 30, 2014.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed during the fourth quarter of fiscal year 2014. See “Note 9: Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

During fiscal 2013, it was determined that the goodwill and the indefinite-lived intangible asset of the Carrington and the long-term assets of AAI reporting units had been impaired.

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

Assets measured at fair value in circumstances where the long-term value of a business has been impaired include the assets of AAI. The results of an analysis of the market and operations of AAI indicated that DeVry Group needed to either grow this business and increase market share or exit the online secondary education market. Growing the business was necessary in order to increase AAI’s national market recognition with school districts. Efforts to grow organically did not produce the desired results and DeVry Group’s management determined that growth through acquisition was not economically feasible in the current environment. Prior to the fourth quarter, AAI’s profitability had been improving as its operating loss during the first nine months of fiscal year 2013 narrowed as compared to the year-ago period driven by cost reduction initiatives. As a result of recent leadership changes, including both Advanced Academic’s CEO and VP of Finance, the management team undertook a profitability review of all key school districts in connection with preparing the operating plan for fiscal 2014. This process took place during the fourth quarter of fiscal 2013. As a result of the customer profitability review, and the impact on the fiscal 2014 financial projections, management determined that the market value of this business had been significantly diminished.

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

During the first quarter of fiscal year 2014, it was determined that net assets of the AAI reporting unit had been further impaired. This determination was made after review of third party offers to purchase the assets of the business. To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third party offers received to acquire the assets of AAI along with estimated costs to dispose of the assets. Based on this analysis, the fair market value of the AAI assets less the costs to sell was determined to be approximately $2.0 million which was approximately $13.5 million less than the carrying value.  As a result, management recorded a pre-tax $13.5 million asset impairment charge in the first quarter of fiscal year 2014. The assets of this business were sold in December 2013 for $2.0 million. See “Note 2: Assets and Liabilities of Divested Component and Discontinued Operations” for further discussions on AAI.

The following tables present DeVry Group’s assets and liabilities at June 30, 2014, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$358,188	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	3,448	-	-
Total Financial Assets at Fair Value	$361,636	$-	$-

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of June 30, 2014 is estimated by discounting the future cash flows using current rates for similar arrangements. As of June 30, 2014, the carrying value and the estimated fair value of these financial instruments was approximately $46.1 million. See “Note 6: Financing Receivables” for further discussion on these institutional loans receivable.

Below is a roll-forward of liabilities measured at fair value using Level 3 inputs for the fiscal years ended 2014 and 2013 (dollars in thousands). The amount recorded as foreign currency translation loss is classified as Student Services and Administrative Expense in the Consolidated Statements of Income. During the third quarter of fiscal year 2014, Unifavip, a DeVry Brasil institution, received official notice that the Brazil Ministry of Education had granted the institution Centro Universitario status. As a result, the institution’s name has been changed from Favip to Unifavip and the Unifavip Contingent Consideration liability, which was owed upon achieving this status, of approximately $2.6 million has been paid.

Accrued
Expenses
Balance at Beginning of Period	$2,509
Total Unrealized Gains (Losses) Included in AOCI:
Foreign Currency Translation Changes	65
Unifavip Contingent Consideration Payment	(2,574)
Balance at End of Period	$-

NOTE 6: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its DeVry University, Chamberlain College of Nursing and Carrington College schools as well as selected students at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine. These loan programs are designed to assist students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. DeVry University, Chamberlain College of Nursing, and Carrington College require that students begin repaying a small portion of the loans while they are still in school, and then payments increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course and the United States Medical Licensing Exam Review Course can be financed through Becker with zero percent, 18-month and 6-month, respectively, term loans.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of June 30, 2014 and 2013 (dollars in thousands).

	As of June 30,
	2014		2013
Gross Institutional Student Loans		$66,005		$61,104

Allowance for Credit Losses

Balance at Beginning of Period	$(18,897)		$(18,261)
Charge-offs	8,907		5,060
Recoveries	(719)		(715)
Additional Provision	(9,159)		(4,981)
Balance at End of Period		(19,868)		(18,897)

Net Institutional Student Loans		$46,137		$42,207

Of the net balances above, $17.9 million and $20.4 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at June 30, 2014 and 2013, respectively, and $28.1 million and $21.8 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at June 30, 2014 and 2013, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of June 30, 2014 and 2013 (dollars in thousands).

	As of June 30,
	2014	2013
Institutional Student Loans:
Performing	$50,701	$46,622
Nonperforming	15,304	14,482
Total Institutional Student Loans	$66,005	$61,104

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
June 30, 2014	$4,179	$1,836	$2,463	$15,304	$23,782	$42,223	$66,005
June 30, 2013	$3,785	$1,646	$1,140	$14,482	$21,053	$40,051	$61,104

Loans are considered nonperforming if they are more than 120 days past due. At June 30, 2014, nonperforming loans totaled $15.3 million, of which $14.4 million had a specific allowance for credit losses. At June 30, 2013 nonperforming loans totaled $14.5 million, of which $11.8 million had a specific allowance for credit losses.

NOTE 7: DIVIDENDS AND STOCK REPURCHASE PROGRAMS

During fiscal years 2014 and 2013, DeVry Group’s Board of Directors declared the following cash dividends:

			Dividend	Total Dividend
Declaration Date	Record Date	Payment Date	Per Share	Amount
				(In Thousands)
November 8, 2012	November 30, 2012	December 19, 2012	$0.17	$10,913
May 16, 2013	June 7, 2013	June 28, 2013	$0.17	$10,823
November 6, 2013	December 6, 2013	December 27, 2013	$0.17	$10,941
May 9, 2014	June 6, 2014	June 27, 2014	$0.17	$10,962

The dividend paid on June 27, 2014 of $11.0 million was recorded as a reduction to retained earnings as of June 30, 2014. Future dividends will be at the discretion of the Board of Directors.

DeVry Group has repurchased shares under the following programs as of June 30, 2014:

Date	Shares	Total Cost
Authorized	Repurchased	(millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	729,288	20.3
Totals	11,583,484	$455.3

In October 2012, DeVry Group completed its seventh share repurchase program. On August 29, 2012, the Board authorized an eighth share repurchase program, which allowed DeVry Group to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time. Repurchases under this program were suspended in May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which are expected to begin in September 2014.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8: BUSINESS COMBINATIONS

Faculdade Diferencial Integral

On July 1, 2013, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A) (“DeVry Brasil”), a subsidiary of DeVry Group, acquired the stock of Faculdade Diferencial Integral (“Facid”), located in the state of Piaui, Brazil, for approximately $16.1 million in cash. In addition, DeVry Brasil will be required to make additional aggregate payments of approximately $9.0 million over the next three years. Facid currently serves approximately 2,500 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid also offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program. Facid joined DeVry Brasil, which following the acquisition operates six institutions at 13 campuses in northeast Brazil. With the addition of Facid, DeVry Brasil’s institutions collectively provide education programs to approximately 33,000 students.

The operations of Facid are included in DeVry Group’s International and Professional Education segment. The results of Facid’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

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

Faculdade do Vale do Ipojuca

On September 3, 2012, DeVry Brasil acquired the business operations of Centro Universitario do Vale do Ipojuca (“Unifavip”), which is located in the state of Pernambuco, Brazil.  Under the terms of the agreement, DeVry Brasil paid approximately $32.2 million in cash in exchange for the stock of Unifavip. In the third quarter of fiscal year 2014, DeVry Brasil made an additional payment of approximately $2.6 million based on Unifavip receiving Centro Universitario status from the Brazil Ministry of Education.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (dollars in thousands).

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

Intangible assets consist of the following (dollars in thousands):

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$81,716	$(79,818)	(a)
Customer Relationships	3,733	(1,136)	12 Years
Non-compete Agreements	2,494	(1,977)	5 Years
Curriculum/Software	3,211	(2,327)	5 Years
Outplacement Relationships	3,900	(1,504)	15 Years
Clinical Agreements	590	(39)	15 Years
Trade Names	5,868	(5,051)	8.5Years
Total	$101,512	$(91,853)
Indefinite-lived Intangible Assets:
Trade Names	$40,935
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	46,253
Total	$285,273

(a)	The total weighted average estimated amortization period for Student Relationships is 5 years for Fanor, Ruy Barbosa and Area 1, 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Unifavip and 4 years for AUC.

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$81,576	$(74,897)
Customer Relationships	3,364	(684)
Non-compete Agreements	2,505	(1,800)
Curriculum/Software	5,584	(4,225)
Outplacement Relationships	3,900	(1,244)
Trade Names	5,822	(4,727)
Total	102,751	(87,577)

Indefinite-lived Intangible Assets:
Trade Names	$38,950
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	29,789
Total	$266,824

Amortization expense for amortized intangible assets was $6.4 million, $9.5 million and $9.4 million for the years ended June 30, 2014, 2013 and 2012, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2015	$387	$956	$1,065	$260	$2,668
2016	-	919	672	260	1,851
2017	-	645	323	260	1,228
2018	-	373	181	260	814
2019	-	373	181	260	814
Thereafter	-	730	458	1,096	2,284

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

In accordance with U.S. generally accepted accounting principles, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed on May 31, 2014. As of the May 31, 2014 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Other triggering events that could be cause for an interim impairment review would be changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. At no time during fiscal 2014 did management judge a triggering event had occurred.

This interim triggering event analysis was based on the fact that the estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 12% as of the end of fiscal year 2013, except that of Carrington. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by at least 100% as of the end of fiscal year 2013, except those indefinite-lived intangible assets acquired with the acquisitions of AUC and FBV and where fair values exceeded carrying values by 4% to 67%. The smaller premiums for the AUC and FBV indefinite-lived intangible assets would be expected considering the assets were acquired within two years of the fourth quarter of fiscal year 2013 valuation date and there has been less time for these assets to have appreciated in value from their fair market value purchase price. As for Carrington, during the fourth quarter of fiscal year 2013, management recorded an impairment loss of $57.0 million for the decline in fair value of this reporting unit and its associated indefinite-lived intangible assets. Therefore, no premiums existed with respect to either the reporting unit’s carrying value or the carrying value of the indefinite-lived intangible assets as of June 30, 2013. Accordingly, this situation also requires management to remain cognizant of the fact that if Carrington’s realized and projected operating results do not meet expectations, an interim review and possible further impairment would be necessary.

To improve Carrington’s financial results, management continues to execute a turnaround plan that began in fiscal 2012, which includes increasing its focus on building Carrington’s brand awareness, optimizing its marketing approach to emphasize the development of internally-generated inquiries, improving its recruiting process through its new student contact center and narrowing its focus geographically and programmatically around Carrington’s core strengths in healthcare. Carrington continues to make additional investments in its website interface and admissions processes to better serve prospective students. These improvements resulted in increased revenues and improved operating results throughout fiscal 2014. Results exceeded internal operating plans for each interim reporting period. As a result, no interim impairment analysis was warranted in relation to Carrington.

Though certain reporting units experienced a decline in operating results in fiscal year 2014 compared to the year-ago period, management did not believe business conditions had deteriorated in any of its reporting units such that it was more likely than not that the fair value was below carrying value for those reporting units or their associated indefinite-lived intangible assets during the fiscal year ended June 30, 2014. The revenue and operating results of DeVry Brasil exceeded internal plans for fiscal year 2014 and its revenues grew by more than 25% from last year. Operating earnings at both DeVry Brasil and Becker decreased slightly from the year-ago period reflecting investments for expansion and growth.

At DeVry University, which carries a goodwill balance of $22.2 million and intangible assets of $1.6 million, revenue declined by approximately 15% from last year. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by perceptions of the value of a college degree, increased reluctance to take on debt and heightened competition. To improve performance, management continues to execute a turnaround and transformation plan at DeVry University which includes:

•	Attracting the right students into strong programs;
•	Reducing DeVry University’s cost structure, while maintaining and enhancing our service to students;
•	Regaining DeVry University’s technology edge; and
•	Developing and supporting the team to execute the strategy.

The plan starts with our programmatic focus. This means ensuring our programs are designed to best meet the needs of our students and employers and better communicating the programs’ value propositions to the market. DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students. Near term, the focus is on optimizing DeVry University’s portfolio of programs, which could include the consolidation of some program offerings and enhancement of others. This programmatic focus is designed to improve student outcomes.

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

DeVry University’s enrollment strategy continues with optimizing pricing, with the goals of increasing new students, and encouraging persistence. A September 2013 “call to action event” included the Career Catalyst Scholarship. Under the Career Catalyst Scholarship, DeVry University committed up to $15 million over the following three-year period to scholarships that will be awarded to qualifying students who enrolled in the September 2013 session. The scholarships are valued at up to a total of $20,000 per student, depending on the degree and credits required to attain that degree. Students qualifying for DeVry University’s Career Catalyst Scholarship will be eligible to receive scholarship awards in progressive amounts over a period of three years. For example, students in their first year of a bachelor’s degree program can be awarded up to $5,000. During the second year, the available award can increase up to $7,000. For the third year, the award can increase up to $8,000. As a result of positive results from this program in attracting and retaining successful students, DeVry University also offered this Career Catalyst Program to qualifying students who enrolled in the March 2014 session. This program is being offered in the September 2014 session as well. In addition, scholarship programs at the graduate level will be enhanced.

Tuition rates for fiscal year 2014 at DeVry University remain unchanged from those of fiscal year 2013 and will continue unchanged for fiscal 2015. Further, management implemented the DeVry University Fixed Tuition Promise. This is a guarantee to each DeVry University student that his or her tuition rate will not increase as for long as he or she is a continuing student. Also, beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate is increased from 7 hours to 8.

Management is also finding ways to be more effective in marketing and recruiting efforts to reduce the total cost per new student. DeVry University’s marketing strategy is shifting toward more digital and social channels and its website, and away from less effective inquiry vendors.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry Group’s institutions in transition (DeVry University and Carrington) have reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. In fiscal 2014, DeVry University closed 5 locations and reduced the square footage at an additional 19 locations resulting in a total reduction of nearly 183,000 square feet of space. There plans for additional consolidations in fiscal 2015.

Management believes its planned operational strategies will stabilize the negative enrollment trends over the next several years. Cost reduction initiatives since fiscal year 2012 have reduced operating expenses and shifted costs to a more variable model. However, if operating improvements are not realized, all or some of the goodwill could be impaired in the future. The impairment review completed in the fourth quarter of fiscal year 2014 indicated the fair value exceeded the carrying value of the DeVry University reporting unit by 24%. Due to the effects of continually declining enrollments, this excess margin has been rapidly declining in recent periods. A 10% decrease in the fiscal year 2015 projected operating income used in this analysis would result in no less than a 21% premium of fair value over carrying value. Should business conditions at DeVry University deteriorate to the point where the carrying value of this reporting unit exceeds its fair value, then goodwill and intangible assets could be impaired. This could require a write-off of up to $23.8 million.

For goodwill, DeVry Group estimates the fair value of its reporting units primarily using a discounted cash flow model utilizing inputs which include projected operating results and cash flows from management’s long term plans. If the carrying amount of the reporting unit containing the goodwill exceeds the fair value of that reporting unit, an impairment loss is recognized to the extent the “implied fair value” of the reporting unit goodwill is less than the carrying amount of the goodwill.

DeVry Group had seven reporting units which contained goodwill as of the fourth quarter of fiscal year 2014 analysis. These reporting units constitute components for which discrete financial information is available and regularly reviewed by segment management. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions. The estimate of the fair value of each reporting unit is based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years along with a terminal value calculated based on discounted cash flows. These measures of business performance are similar to those management uses to evaluate the results of operations on a regular basis. The growth rates used to project cash flows, operating results and terminal values of reporting units are based upon an analysis of the economic environment in which the reporting units operate. The valuations employ present value techniques to estimate fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its reporting units. Discount rates of 13% to 15% were utilized for the reporting units. The discount rate utilized by each unit takes into account management’s assumptions on growth rates and risk, both organization specific and macro-economic, inherent in that reporting unit. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from these estimates which could lead to additional impairments of goodwill.

All of the reporting units’ estimated fair values exceeded their carrying values as of the fourth quarter impairment analysis by at least 24% except for Carrington where the excess was 5%. The fiscal year 2014 fair values of DeVry University, Becker, Chamberlain, RUSM and RUSVM declined from fiscal year 2013 values due to changes in expected growth rates; however, the results of this analysis indicate no impairment of goodwill existed as of June 30, 2014. An increase of 100 basis points in the discount rates used in this analysis would result in no less than an 18% premium of fair value over carrying value except for Carrington where fair value was less than carrying value. The smaller premium for the Carrington reporting unit fair value would be expected considering the assets were written down to fair value in the fourth quarter of fiscal year 2013 and there has been less time for these assets to appreciate in value. Management considers the use of this level of sensitivity in the discount rate reasonable considering the strength of DeVry Group’s sustained operations. If the impairment analysis resulted in any reporting unit’s fair value being less than the carrying value, an additional step would be required to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly such impairment is recognized.

For indefinite-lived intangible assets, DeVry Group determines their fair value based on the nature of the asset using various valuation techniques including a royalty rate model for trade names, trademarks and intellectual property, a discounted income stream model for Title IV Eligibility and a discounted cash flow model for accreditation. The estimated fair values of these indefinite-lived intangible assets are based on management’s projection of revenues, gross margin, operating costs and cash flows considering planned business and operational strategies over a long-term planning horizon of five years. The assumed royalty rates and the growth rates used to project cash flows and operating results are based upon historical results and analysis of the economic environment in which the reporting units that record indefinite-lived intangible assets operate. The valuations employ present value techniques to measure fair value and consider market factors. Management believes the assumptions used for the impairment testing are consistent with those that would be utilized by a market participant in performing similar valuations of its indefinite-lived intangible assets. The discount rates of 13% to 16% that were utilized in the valuations take into account management’s assumptions on growth rates and risk, both company specific and macro-economic, inherent in each reporting unit that records indefinite-lived intangible assets. These intangible assets are closely tied to the overall risk of the reporting units in which they are recorded so management would expect the discount rates to also match those used for valuing these reporting units.

All of the fair value estimates of indefinite-lived intangible assets exceed the carrying values of those assets as of the 2014 fourth quarter impairment analysis by no less than 13%. Since no fair values were estimated to be below carrying value, no impairment of intangible assets was recorded as of June 30, 2014, If the carrying amount of an indefinite-lived intangible asset exceeds the fair value, an impairment loss is recognized in an amount equal to that excess.

Determining the fair value of a reporting unit or an intangible asset involves the use of significant estimates and assumptions. Management bases its fair value estimates on assumptions it believes to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates which could lead to additional impairments of intangible assets.

At June 30, 2014, intangible assets from business combinations totaled $294.9 million, and goodwill totaled $519.9 million. Together, these assets equaled approximately 41% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of June 30, 2014 (dollars in thousands):

Reporting Unit	As of June 30, 2014
American University of the Caribbean	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	98,784
DeVry Brasil	55,472
Becker Professional Education	33,217
DeVry University	22,196
Total	$519,879

The table below summarizes goodwill balances by reporting segment as of June 30, 2014 (dollars in thousands):

Reporting Segment:	As of June 30, 2014
Medical and Healthcare	$408,994
Business, Technology and Management	22,196
International and Professional Education	88,689
Total	$519,879

The table below summarizes the changes in the carrying amount of goodwill, by segment as of June 30, 2014 (dollars in thousands):

	Medical and Healthcare	Business, Technology and Management	International and Professional Education	Total
Balance at June 30, 2011	$427,606	$22,196	$73,818	$523,620
Acquisitions	68,321	-	17,791	86,112
Dispositions	-	-	(413)	(413)
Impairments	(33,839)	-	(17,075)	(50,914)
Foreign currency exchange rate changes	-	-	(8,444)	(8,444)
Balance at June 30, 2012	$462,088	$22,196	$65,677	$549,961
Acquisitions	-	-	16,120	16,120
Impairments	(53,094)	-	-	(53,094)
Foreign currency exchange rate changes	-	-	(4,050)	(4,050)
Balance at June 30, 2013	$408,994	$22,196	$77,747	$508,937
Acquisitions	-	-	9,675	9,675
Foreign currency exchange rate changes	-	-	1,267	1,267
Balance at June 30, 2014	$408,994	$22,196	$88,689	$519,879

The increase in the goodwill balance from June 30, 2013 in the International and Professional Education segment is the result of the addition of goodwill of $8.2 million and $1.4 million from the acquisition of Facid and Joao Pessoa, respectively. The increase was partially offset by changes in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. See “Note 8- Business Combinations” for further explanation of the acquisition of Facid. Since DeVry Brasil and Becker Europe goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of June 30, 2014 (dollars in thousands):

Reporting Segment	As of June 30, 2014
Medical and Healthcare	$204,700
International and Professional Educational	78,928
Business, Technology and Management	1,645
Total	$285,273

Total indefinite-lived intangible assets increased by $18.4 million from June 30, 2013. This increase is the result of the addition of $17.1 million and $0.7 million of indefinite-lived intangibles associated with the acquisition of Facid and Joao Pessoa, respectively. The increase is partially offset by the effects of foreign currency translation on the DeVry Brasil assets. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10:  RESTRUCTURING CHARGES

During fiscal year 2014, DeVry Group implemented a Voluntary Separation Plan (“VSP”) and a Reduction in Force (“RIF”) that reduced its workforce by approximately 270 positions primarily at DeVry University and the DeVry Group home office. This resulted in a pre-tax charge of $14.0 million in fiscal year 2014 that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $18.7 million were recorded during fiscal year 2014. These restructuring costs were allocated to the following DeVry Group segments: $7.9 million to Medical and Healthcare; $0.2 million to International and Professional Education; $21.7 million to Business, Technology and Management; and $2.9 million to the DeVry Group home office, which is classified as “Depreciation and Other” in “Note 16 - Segment Information”.

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

The following table summarizes the separation and restructuring plan activity for the fiscal years 2014 and 2013, for which cash payments are required (dollars in millions):

Liability balance at June 30, 2012	$5.7
Increase in liability (separation and other charges)	16.5
Reduction in liability (payments and adjustments)	(9.0)

Liability balance at June 30, 2013	13.2
Increase in liability (separation and other charges)	30.0
Reduction in liability (payments and adjustments)	(21.9)
Liability balance at June 30, 2014	$21.3

The remaining liability balances as of June 30, 2014 primarily represent costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months.

NOTE 11:  INCOME TAXES

The components of income before income taxes are as follows (dollars in thousands).

	For the Year Ended June 30,
	2014	2013	2012
U.S.	$58,539	$56,200	$157,604
Foreign	120,828	108,769	83,221
Total	$179,367	$164,969	$240,825

The income tax provisions (benefits) related to the above results are as follows (dollars in thousands):

	For the Year Ended June 30,
Income Tax Provision:	2014	2013	2012

Current Tax Provision
U.S. Federal	$32,660	$46,958	$67,626
State and Local	5,133	5,274	14,899
Foreign	1,240	2,217	(350)
Total Current	39,033	54,449	82,175
Deferred Tax Provision
U.S. Federal	(9,545)	(16,128)	(12,255)
State and Local	(4,447)	417	(532)
Foreign	2,658	489	1,515
Total Deferred	(11,334)	(15,222)	(11,272)
Income Tax Provision	$27,699	$39,227	$70,903

The income tax provisions differ from those that would be computed using the statutory U.S. federal rate as a result of the following items (dollars in thousands):

	2014		2013		2012
Income Tax at Statutory Rate	$62,778	35.0%	$57,739	35.0%	$84,289	35.0%
Lower Rates on Foreign Operations	(36,659)	(20.4)%	(33,395)	(20.2)%	(27,480)	(11.3)%
State Income Taxes	2,997	1.6%	7,854	4.8%	8,930	3.7%
Stock Options	(43)	0.0%	817	0.5%	838	0.3%
Nondeductible Goodwill	-	0.0%	12,876	7.8%	8,206	3.4%
Tax Credits and Other	(1,374)	(0.8)%	(6,664)	(4.1)%	(3,880)	(1.7)%
Income Tax Provision	$27,699	15.4%	$39,227	23.8%	$70,903	29.4%

Deferred income tax assets (liabilities) result primarily from temporary differences in the recognition of various expenses for tax and financial statement purposes, and from the recognition of the tax benefits of net operating loss carryforwards. These assets and liabilities are composed of the following (dollars in thousands):

	For the Year Ended June 30,
	2014	2013	2012
Loss and Credit Carryforwards, net	$13,372	$9,614	$7,639
Employee Benefits	21,854	15,762	10,435
Stock-Based Payments	16,606	14,707	12,732
Deferred Rent	22,144	22,302	19,571
Receivable Reserve	23,034	18,076	20,813
Other Reserves	8,175	4,961	5,044
Less: Valuation Allowance	(9,002)	(6,538)	(7,043)
Gross Deferred Tax Assets	96,183	78,884	69,191
Depreciation	(30,886)	(43,603)	(38,532)
Amortization of Intangible Assets	(73,539)	(65,626)	(65,697)
Gross Deferred Tax Liability	(104,425)	(109,229)	(104,229)
Net Deferred Taxes	$(8,242)	$(30,345)	$(35,038)

DeVry Group has net operating loss carryforwards in various tax jurisdictions expiring at various times through the years ending June 30, 2034. DeVry Group has state credit carryforwards that expire between the years ending June 30, 2017 and June 30, 2019.

DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil which operates in Brazil all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

Valuation allowances have been established for approximately $9.0 million and $6.5 million for the years ended June 30, 2014 and 2013, respectively. The valuation allowances are composed of $6.5 million related to our Canadian subsidiary in both years ended June 30, 2014 and 2013 and $2.5 million for the year ended June 30, 2014 for certain state and foreign net operating loss and credit carryforwards that may expire before their benefits can be utilized.

Based on DeVry Group’s expectations for future taxable income, management believes that it is more likely than not that operating income in respective jurisdictions will be sufficient to recognize fully all deferred tax assets, except as explained above.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of June 30, 2014 and 2013, cumulative undistributed earnings attributable to international operations were approximately $643.6 million and $522.8 million, respectively. Though our current expectation is to not repatriate the aforementioned amount, the estimated income tax liability, net of available foreign tax credits that would arise if these earnings were distributed to the U.S. is in the range of approximately $200 million to $215 million.  This estimate is based on the assumptions that we would be required to distribute the entire amount of earnings as of June 30, 2014 and there are no local country tax restrictions on making such distributions.

The effective tax rate was 15.4% for fiscal year 2014, compared to 23.8% for the prior year. The lower effective tax rate for fiscal year 2014 resulted primarily from a change in the jurisdictional mix of pre-tax earnings from U.S. operations versus the offshore operations of RUSM, RUSVM, AUC and DeVry Brasil.

As of June 30, 2014 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $9.1 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $8.2 million. As of June 30, 2013, our gross unrecognized tax benefits, including positions impacting only the timing of benefits, was $9.0 million. The total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $7.9 million as of June 30, 2013.

We expect that our unrecognized tax benefits will decrease substantially during the next twelve months due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be between $4.0 million and $6.0 million. DeVry Group classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2014, 2013, and 2012 was $1.4 million, $1.2 million, and $1.9 million, respectively. Interest and penalties recognized during the years ended June 30, 2014, 2013, and 2012 were $0.1 million, $0.7 million and $0.9 million, respectively. The changes in our unrecognized tax benefits were (dollars in millions):

	For the Year Ended June 30,
	2014	2013	2012
Beginning Balance, July 1	$9.0	$22.0	$11.9
Increases from Positions Taken During Prior Periods	0.6	0.9	10.1
Decreases from Positions Taken During Prior Periods	(1.3)	(14.2)	(3.5)
Increases from Positions Taken During the Current Period	0.8	0.3	3.5
Ending Balance, June 30	$9.1	$9.0	$22.0

The Internal Revenue Service is currently examining DeVry Group’s 2012 and 2013 U.S. Federal Income Tax Returns. DeVry Group generally remains subject to examination for all tax years beginning on or after July 1, 2011.

NOTE 12: DEBT

DeVry Group had no outstanding borrowings under its credit facility at June 30, 2014 and June 30, 2013. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV and Facid (see “Note 8: Business Combinations” for discussion of the Facid acquisition). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as various conditions of the purchase are met.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 10, 2016. The facility provides aggregate commitments including borrowings and letters of credit up to $400 million and at the request of DeVry Group, the maximum borrowings and letters of credit can be increased to $550 million with bank approval. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $7.8 million as of June 30, 2014, and were $14.7 million as of June 30, 2013. As of June 30, 2014, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at prime rate plus 0.75% or at LIBOR plus 1.75%, at the option of DeVry Group. As of June 30, 2014, DeVry Group is charged an annual fee equal to 0.125% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of June 30, 2014. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and letters of credit. DeVry Group was in compliance with the debt covenants as of June 30, 2014.

The stock of most subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 13:  EMPLOYEE BENEFIT PLANS

Success Sharing Retirement Plan

All U.S. colleagues who meet certain eligibility requirements can participate in DeVry Group’s 401(k) Success Sharing Retirement Plan. DeVry Group contributes to the plan an amount up to 4.0% of the total eligible compensation of colleagues who make contributions under the plan. In addition, DeVry Group may also make discretionary contributions for the benefit of all eligible colleagues. Expenses for the matching and discretionary contributions under the plan were approximately $33.7 million, $33.4 million and $35.2 million in fiscal 2014, 2013 and 2012, respectively.

Colleague Stock Purchase Plan

Under provisions of DeVry Group’s Colleague Stock Purchase Plan, any eligible colleague may authorize DeVry Group to withhold up to $25,000 of annual earnings to purchase common stock of DeVry Group at 95% of the prevailing market price on the purchase date. The purchase date is defined as the last business day of each month. DeVry Group subsidizes the remaining 5% and pays all brokerage commissions and administrative fees associated with the plan. These expenses were insignificant for the years ended June 30, 2014, 2013 and 2012. Total shares issued to the Plan were 40,468 and 69,798 in fiscal 2014 and 2013, respectively. This Plan is intended to qualify as an “employee stock purchase plan” within the meaning of Section 423 of the Internal Revenue Code. Currently, DeVry Group is re-issuing treasury shares to satisfy colleague share purchases under this plan

NOTE 14:  SHAREHOLDER RIGHTS PLAN

On November 24, 2004, DeVry Group adopted a shareholder rights plan. In connection with this plan, DeVry’s Board of Directors declared a dividend of one Common Stock Purchase Right (“Right” or “Rights”) for each outstanding share of DeVry Education Group Inc. Common Stock. The dividend was distributed on December 6, 2004 to shareholders of record on that date. Each shareholder is automatically entitled to the Rights and no physical distribution of new certificates was made.

Each Right, as represented by DeVry Group’s Common Stock certificates, currently entitles the holder to buy one one-thousandth of a share of DeVry Group’s Common Stock at an exercise price of $75 subject to adjustment, e.g. for stock splits or stock dividends. However, following the acquisition of 15% or more of DeVry Education Group Inc. Common Stock by a person or group, the holders of the Rights (other than the acquiring person or group) will be entitled to purchase shares of DeVry Education Group Inc. Common Stock at half of the then current fair market value. Further, in the event of a subsequent merger or other acquisition of DeVry Group, the holder of the Rights (other than the acquiring person or group) will be entitled to buy shares of common stock of the acquiring entity at one-half of the market price of these shares.

The Rights are redeemable for $.001 per Right, subject to adjustment, before the acquisition by a person or group owning 15% or more of DeVry Group’s Common Stock. The Rights will expire on December 6, 2014.

NOTE 15:  COMMITMENTS AND CONTINGENCIES

DeVry Group and its subsidiaries lease certain equipment and facilities under non-cancelable operating leases, some of which contain renewal options, escalation clauses and requirements to pay taxes, insurance and maintenance costs.

Future minimum rental commitments for all non-cancelable operating leases having a remaining term in excess of one year at June 30, 2014, are as follows (dollars in thousands):

Year Ended June 30,	Amount
2015	$100,212
2016	93,982
2017	87,503
2018	81,660
2019	69,069
Thereafter	284,997

DeVry Group recognizes rent expense on a straight line basis over the term of the lease, although the lease may include escalation clauses that provide for lower rent payments at the start of the lease term and higher lease payments at the end of the lease term. Rent expenses for the years ended June 30, 2014, 2013 and 2012 were $87.1 million, $95.2 million and $89.6 million, respectively.

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

The Boca Raton Firefighters’ and Police Pension Fund (“Boca Raton”) filed an initial complaint (the “Shareholder Case”) in the United States District Court for the Northern District of Illinois on November 1, 2010 (Case No. 1:10-cv-07031). The initial complaint was filed on behalf of a putative class of persons who purchased DeVry Group common stock between October 25, 2007 and August 13, 2010. Plaintiff filed an amended complaint (the “First Amended Complaint”) on March 7, 2011 alleging the same categories of claims in the initial complaint. The plaintiff claimed in the First Amended Complaint that DeVry Group, Daniel Hamburger and Richard M. Gunst violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by failing to disclose abusive and fraudulent recruiting and financial aid lending practices, thereby increasing DeVry Group’s student enrollment and revenues and artificially inflating DeVry Group’s stock price during the class period. On March 27, 2012, Judge John F. Grady dismissed the First Amended Complaint without prejudice, granting plaintiff leave to file a second amended complaint by May 4, 2012.

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

On July 10, 2012, DeVry Group filed a Motion to Dismiss the corrected Second Amended Complaint.  On March 27, 2013, Judge Grady granted DeVry Group’s Motion to Dismiss and entered judgment in favor of DeVry Group and against plaintiffs.  Judge Grady thereby dismissed the case with prejudice; however, he reserved jurisdiction to examine the question of whether sanctions should be imposed against plaintiffs and/or their counsel.  On April 26, 2013, the plaintiffs filed a notice of appeal of Judge Grady’s order of dismissal to the Seventh Circuit of the United States Court of Appeals. The appeal was stayed pending Judge Grady’s resolution of the sanctions issue.

On May 8, 2014, Judge Grady entered an Order finding that the DeVry Group defendants were presumptively entitled to their reasonable attorneys’ fees and other expenses for the entire action and ordered DeVry Group to submit a fee petition. Thereafter, the parties agreed to resolve the matter on a confidential basis and the appeal was dismissed pursuant to an Order entered June 10, 2014 by the Seventh Circuit.

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

On January 28, 2014, DeVry Group received a CID for information from the Federal Trade Commission (“FTC”) relating to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services.  The stated nature and scope of the CID was to determine whether unnamed persons and/or entities have violated Section 5 of the Federal Trade Commission Act, 15 U.S.C. § 45, as amended and, if so, whether further FTC action would be in the public interest.  Since receiving the CID, DeVry Group has negotiated its scope with the FTC and has produced, and continues to produce, responsive information.  The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requests relevant information from January 1, 2011, to the present to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group is cooperating with the request. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

NOTE 16:  SEGMENT INFORMATION

DeVry Group’s principal business is providing postsecondary education. Our operations are described in more detail in “Note 1- Nature of Operations.” DeVry Group presents three reportable segments: “Business, Technology and Management”, which is comprised solely of DeVry University; “Medical and Healthcare” which includes the operations of American University of the Caribbean, Ross University School of Medicine, Ross University School of Veterinary Medicine, Chamberlain College of Nursing and Carrington College; and “International and Professional Education”, which includes the operations of DeVry Brasil and Becker Professional Education.

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

Following is a tabulation of business segment information based on the segmentation for each of the years ended June 30, 2014, 2013 and 2012. Corporate information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Year Ended June 30,
	2014	2013	2012
Revenues:
Medical and Healthcare	$769,126	$672,604	$611,953
International and Professional Education	228,057	196,576	156,274
Business, Technology and Management	929,948	1,096,695	1,303,556
Intersegment Revenues	(3,760)	(1,500)	-
Total Consolidated Revenues	$1,923,371	$1,964,375	$2,071,783
Operating Income:
Medical and Healthcare	139,682	54,076	9,602
International and Professional Education	45,516	50,620	36,660
Business, Technology and Management	$10,777	$90,045	$201,122
Reconciling Items:
Amortization Expense	(6,419)	(9,480)	(9,347)
Depreciation and Other	(8,288)	(18,333)	888
Total Consolidated Operating Income	$181,268	$166,928	$238,925
Interest Income (Expense):
Interest Income	$1,731	$1,652	$817
Interest Expense	(3,632)	(3,611)	(2,612)
Net Gain on Sale of Assets	-	-	3,695
Net Interest and Other Income (Expense)	(1,901)	(1,959)	1,900
Total Consolidated Income from Continuing
Operations Before Income Taxes	$179,367	$164,969	$240,825
Segment Assets:
Medical and Healthcare	$1,145,566	$1,017,692	$1,029,481
International and Professional Education	296,996	278,430	219,108
Business, Technology and Management	409,992	431,265	383,064
Corporate	145,082	107,625	179,342
Assets of Divested Business	-	22,006	31,542
Total Consolidated Assets	$1,997,636	$1,857,018	$1,842,537
Additions to Long-lived Assets:
Medical and Healthcare	$51,023	$46,893	$268,288
International and Professional Education	39,862	41,311	60,655
Business, Technology and Management	12,791	42,993	54,320
Corporate	6,064	13,171	28,862
Total Consolidated Additions to Long-lived Assets	$109,740	$144,368	$412,125
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$79,355	$111,775	$125,298
Increase in Capital Assets from Acquisitions	2,257	2,897	47,947
Increase in Intangible Assets and Goodwill	28,129	29,696	238,880
Total Increase in Consolidated Long-lived Assets	$109,740	$144,368	$412,125
Depreciation Expense:
Medical and Healthcare	$24,831	$25,706	$22,626
International and Professional Education	3,900	4,260	3,974
Business, Technology and Management	43,713	43,714	37,835
Corporate	10,295	9,431	10,037
Total Consolidated Depreciation	$82,739	$83,111	$74,472
Intangible Asset Amortization Expense:
Medical and Healthcare	$3,647	$5,391	$6,013
International and Professional Education	2,772	4,089	3,334
Total Consolidated Amortization	$6,419	$9,480	$9,347

DeVry Group conducts its educational operations in the United States, the Caribbean Islands (countries of Dominica, St. Kitts and St. Maarten), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other International revenues, which are derived principally from Canada and Europe, were less than 5% of total revenues for the years ended June 30, 2014, 2013 and 2012. Revenues and long-lived assets by geographic area are as follows:

	For the Year Ended June 30,
	2014	2013	2012
Revenue from Unaffiliated Customers:

Domestic Operations	$1,457,430	$1,548,975	$1,721,280
International Operations:
Dominica, St. Kitts and St. Maarten	328,218	300,462	272,539
Brazil	125,511	98,531	61,851
Other	12,213	16,407	16,113
Total International	465,942	415,400	350,503
Consolidated	$1,923,371	$1,964,375	$2,071,783
Long-lived Assets:
Domestic Operations	$387,081	$414,569	$426,680
International Operations:
Dominica, St. Kitts and St. Maarten	169,542	161,826	133,516
Brazil	48,927	41,555	35,757
Other	184	182	442
Total International	218,653	203,563	169,715
Long-lived Assets of Business Held for Sale	-	5,787	6,534
Consolidated	$605,734	$623,919	$602,929

No one customer accounted for more than 10% of DeVry Group's consolidated revenues.

NOTE 17: QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly data for the years ended June 30, 2014 and 2013, are as follows:

	Quarter
	First	Second	Third	Fourth	Total Year
2014	(Dollars in thousands, except for per share amounts)

Revenues	$450,913	$491,269	$496,116	$485,073	$1,923,371
Operating Income	10,271	58,562	69,537	42,898	181,268
AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income from Continuing Operations	8,196	49,075	56,132	37,586	150,989
Loss from Discontinued Operations	(15,328)	(920)	(607)	(102)	(16,957)
Net Income (Loss) Attributable to DeVry Education Group	$(7,132)	$48,155	$55,525	$37,484	$134,032
Earnings per Common Share Attributable to DeVry Education Group Shareholders
Basic
Continuing Operations	$0.13	$0.76	$0.87	$0.58	$2.35
Discontinued Operations	(0.24)	(0.01)	(0.01)	-	(0.26)
	$(0.11)	$0.75	$0.86	$0.58	$2.09
Diluted
Continuing Operations	$0.13	$0.75	$0.87	$0.58	$2.33
Discontinued Operations	(0.24)	(0.01)	(0.01)	-	(0.26)
	$(0.11)	$0.74	$0.86	$0.58	$2.07

Cash Dividend Declared per Common Share	$-	$0.17	$-	$0.17	$0.34

	Quarter
	First	Second	Third	Fourth	Total Year
2013	(Dollars in thousands, except for per share amounts)

Revenues	$479,920	$500,666	$503,825	$479,964	$1,964,375
Operating Income	49,447	67,195	75,648	(25,362)	166,928
AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income (Loss) from Continuing Operations	34,366	51,125	58,150	(19,953)	123,688
Loss from Discontinued Operations	(2,377)	(839)	(1,329)	(12,357)	(16,902)
Net Income (Loss) Attributable to DeVry Education Group	$31,989	$50,286	$56,821	$(32,310)	$106,786
Earnings per Common Share Attributable to DeVry Education Group Shareholders
Basic
Continuing Operations	$0.53	$0.79	$0.91	$(0.32)	$1.92
Discontinued Operations	(0.04)	(0.01)	(0.02)	(0.19)	(0.26)
	$0.49	$0.78	$0.89	$(0.51)	$1.66
Diluted
Continuing Operations	$0.53	$0.79	$0.90	$(0.32)	$1.91
Discontinued Operations	(0.04)	(0.01)	(0.02)	(0.19)	(0.26)
	$0.49	$0.78	$0.88	$(0.51)	$1.65

Cash Dividend Declared per Common Share	$-	$0.17	$-	$0.17	$0.34

DEVRY EDUCATION GROUP INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Years Ended June 30, 2014, 2013 and 2012

Description of Allowances and Reserves	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts		Deductions (b)		Balance at End of Period
	(Dollars in thousands)
FY2014

Deducted from accounts receivable for refunds	$1,240	$36,070	(c)	$559	(e)	$36,382		$1,488
Deducted from accounts receivable for uncollectible accounts	54,103	50,708		-		46,658		58,153
Deducted from notes receivable for uncollectible notes	10,759	4,680		-		168		15,271
Deducted from contributions to Perkins loan program for
uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	6,538	2,464		-		-		9,002
Restructuring Expense Reserve	13,168	30,034		-		21,872	(f)	21,330
FY2013

Deducted from accounts receivable for refunds	$3,737	$40,201	(c)	$(1,019	)(e)	$41,679		$1,240
Deducted from accounts receivable for uncollectible accounts	55,184	48,947		(521	)(a)	49,507		54,103
Deducted from notes receivable for uncollectible notes	10,748	2,506		-		2,495		10,759
Deducted from contributions to Perkins loan program for
uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	7,043	-		(505	)(d)	-		6,538
Restructuring Expense Reserve	5,678	16,462		-		8,972	(f)	13,168
FY2012

Deducted from accounts receivable for refunds	$5,475	$48,225	(c)	$(1,110	)(e)	$48,853		$3,737
Deducted from accounts receivable for uncollectible accounts	58,816	41,745		(1,083	)(a)	44,294		55,184
Deducted from notes receivable for uncollectible notes	10,295	913		-		460		10,748
Deducted from contributions to Perkins loan program for
uncollectible loans	2,562	-		-		-		2,562
Deducted from deferred tax assets for valuation allowances	6,852	-		191	(d)	-		7,043
Restructuring Expense Reserve	-	7,102		-		1,424	(f)	5,678

(a) Effects of foreign currency translation charged to Accumulated Other Comprehensive Income.

(b)Write-offs of uncollectable amounts and cash refunds for accounts and notes receivable related reserves. Payment of liabilities for restructuring reserve.

(c) Amounts recorded as a reduction of revenue.

(d) Change in related deferred tax balances.

(e) Charged to deferred revenue accounts and effects of foreign currency translation charged to Accumulated Other Comprehensive Income.

(f) Payment of liabilities for restructuring reserve.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DeVry Education Group Inc.:  In our opinion, the accompanying consolidated Balance Sheets, and the related consolidated Statements of Income, Comprehensive Income, Shareholders’ Equity and Comprehensive Income and Cash Flows present fairly, in all material respects, the financial position of DeVry Education Group Inc. and its subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Chicago, Illinois August 27, 2014

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by Item 10 relating to Directors and Nominees for election to the Board of Directors is incorporated by reference to DeVry Group’s definitive Proxy Statement to be filed in connection with the solicitation of proxies for the Annual Meeting of Stockholders to be held November 6, 2014 (the “Proxy Statement”). The information called for by Item 10 with respect to Executive Officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information called for by Item 10 with respect to Regulation S-K, Item 405 disclosure of delinquent Form 3, 4 or 5 filers is incorporated by reference to the Proxy Statement.

In accordance with the information called for by Item 10 relating to Regulation S-K, Item 406 disclosures about the DeVry Group Code of Conduct and Ethics, DeVry Group has a Code of Conduct and Ethics which applies to its directors, officers (including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer), and all other employees. The full text of the Code is available on DeVry Group’s website. DeVry Group intends to satisfy the requirements of the Securities and Exchange Commission regarding amendments to, or waivers from, the Code by posting such information on its website. To date, there have been no waivers from the Code.

The information called for by Item 10 relating to Regulation S-K, Item 407(c)(3) disclosure of procedures by which security holders may recommend nominees to DeVry Group’s board of directors is incorporated by reference to the Proxy Statement. The information called for by Item 10 relating to Regulation S-K, Item 407(d)(4) and (d)(5) disclosure of the DeVry Group’s audit and finance committee financial experts and identification of the DeVry Group’s audit committee is incorporated by reference to the Proxy Statement.

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

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

   (a) The following documents are filed as part of this report:

(1) Financial Statements

The required financial statements of DeVry Group and its subsidiaries are included in Part II, Item 8, on pages 90 through 127 of this Annual Report on Form 10-K.

(2) Supplemental Financial Statement Schedules

The required supplemental schedule of DeVry Group and its subsidiaries is included in Part II, Item 8 on page 128 of this Annual Report on Form 10-K.

(3) Exhibits

A complete listing of exhibits is included on pages 132 through 135 of this Annual Report on Form 10-K.

FIVE-YEAR SUMMARY — OPERATING, FINANCIAL AND OTHER DATA

The operating results presented below (except for Loss from Discontinued Operations, Net Income and EPS) exclude the results of Advanced Academics, Inc. (“AAI”) which are now included in discontinued operations. Cash and Cash Equivalents and Capital Expenditures exclude the balances of AAI which was divested in December 2013.

Year Ended June 30,	2014	2013	2012	2011	2010
	(Dollars in thousands except for per share amounts)
OPERATING:
Revenues	$1,923,371	$1,964,375	$2,071,783	$2,160,264	$1,894,735
Depreciation	82,739	83,111	74,472	56,462	50,158
Amortization of Intangible Assets and Other	7,078	10,139	10,002	4,732	8,993
Interest Income	1,731	1,652	817	1,538	2,080
Interest Expense	3,632	3,611	2,612	1,282	1,583
Income from Continuing Operations, Net of Tax	150,989	123,688	169,106	334,793	285,589
Loss from Discontinued Operations, Net of Tax	(16,957)	(16,902)	(27,541)	(4,390)	(5,680)
Net Income Attributable to DeVry Education Group	134,032	106,786	141,565	330,403	279,909
Diluted Earnings per Common Share (EPS) - Net Income	2.07	1.65	2.09	4.68	3.87
Shares Used in Calculating Diluted EPS (in thousands)	64,853	64,611	67,705	70,620	72,267
Cash Dividend Declared Per Common Share	0.34	0.34	0.30	0.24	0.20
FINANCIAL POSITION:
Cash and Cash Equivalents	358,188	196,576	173,984	447,045	308,016
Total Assets	1,997,636	1,857,018	1,842,537	1,850,503	1,627,826
Total Shareholders' Equity	1,533,393	1,397,156	1,356,393	1,389,516	1,179,381
OTHER SELECTED DATA:
Cash Provided by Operating Activities	265,561	261,505	277,422	407,990	391,548
Capital Expenditures	79,355	111,775	125,298	132,602	127,934
Shares Outstanding at Year-end (in thousands)	63,624	62,946	64,722	68,635	71,030
Closing Price of Common Stock at Year-end	42.34	31.02	30.97	59.13	52.49
Price Earnings Ratio on Common Stock (1)	20	19	15	13	14

(1) Computed on trailing four quarters of earnings per common share.

INDEX TO EXHIBITS

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

3(a)	Restated Certificate of Incorporation of the Registrant, as amended		Exhibit 3.1 to the Registrant’s Form 10-Q for the period ended December 31, 2013

3(b)	Amended and Restated By-Laws of the Registrant		Exhibit 3.2 to the Registrant’s Form 8-K dated August 26, 2014

4(a)	Credit Agreement dated May 10, 2011, among DeVry Inc. and Certain Subsidiaries of DeVry Inc. Identified Therein, as the Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, Merrill Lynch, Pierce, Fenner & Smith as the lead arranger, and The Other Lenders Party Thereto (the “Credit Agreement”), including the Schedules and the Exhibits thereto		Exhibits 4.1, 4.2 and 4.3 to the Registrant’s Form 8-K filed May 10, 2011)

4(b)	U.S. Subsidiary Guaranty, dated May 10, 2011, regarding the Credit Agreement		Exhibit 4.4 to the Registrant’s Form 8-K filed May 10, 2011

4(c)	Offshore Subsidiary Guaranty, dated May 10, 2011, regarding the Credit Agreement		Exhibit 4.5 to the Registrant’s Form 8-K filed May 10, 2011

4(d)	Pledge Agreement, dated May 10, 2011, by and among DeVry Inc. and Global Education International, Inc. and Certain of Their Subsidiaries as the Grantors and Bank of America, N.A., as Administrative Agent		Exhibit 4.6 to the Registrant’s Form 8-K filed May 10, 2011

10(a)	Registrant’s 1994 Stock Incentive Plan		Exhibit 10.2 to the Registrant’s Form S-3, File No. 333-22457 dated February 27, 1997

10(b)	Registrant’s Amended and Restated 1999 Stock Incentive Plan		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2002)

10(c)	Registrant’s 2003 Stock Incentive Plan		Exhibit A to the Registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders on November 18, 2003

10(d)	Registrant’s Amended and Restated Incentive Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated November 10, 2010

10(e)	Registrant’s Second Amended and Restated DeVry Education Group Inc. Incentive Plan of 2013		Exhibit 4.4 to the Registrant’s Form S-8 dated December 23, 2013

10(f)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(e) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(g)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2013

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(h)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(g) to the Registrant’s Form 10-K for the year ended June 30, 2013 ()

10(i)	Form of Incentive Stock Option Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(h) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(j)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.2 to the Registrant’s Form 8-K dated February 20, 2013

10(k)	Form of Full Value Share Award Agreement for Directors under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(j) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(l)	Form of Full Value Share Award Agreement for Employees under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(k) to the Registrant’s Form 10-K for the year ended June 30, 2013)

10(m)	Form of Performance Share Award Agreement for Executive Officers under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10(l) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(n)	Form of Stock Appreciation Rights Agreement under DeVry Inc. Amended and Restated Incentive Compensation Plan of 2005		Exhibit 10.1 to the Registrant’s Form 8-K dated February 20, 2013

10(o)	Form of Nonqualified Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	137

10(p)	Form of Nonqualified Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	143

10(q)	Form of Incentive Stock Option Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	148

10(r)	Form of Incentive Stock Option Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	154

10(s)	Form of Full Value Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)		Exhibit 10.1 to the Registrant’s Form 8-K dated May 8, 2014

10(t)	Form of Full Value Share Award Agreement for Directors under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	159

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(u)	Form of Full Value Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	163

10(v)	Form of Performance Share Award Agreement for Executive Officers under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	168

10(w)	Form of Performance Share Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	174

10(x)	Form of Restricted Cash Award Agreement for Employees under DeVry Education Group Inc. Second Amended and Restated Amended and Restated Incentive Compensation Plan of 2013 (filed herewith)	179

10(y)	Registrant’s Nonqualified Deferred Compensation Plan		Exhibit 10(n) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(z)	Form of Indemnification Agreement between the Registrant and its Directors		Exhibit 10(f) to the Registrant’s Form 10-K for the year ended June 30, 2010

10(aa)	Employment Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(bb)	Senior Advisor Agreement between the Registrant and Ronald L. Taylor		Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended December 31, 2002

10(cc)	First Amendment to Senior Advisor Agreement between the Registrant and Ronald L. Taylor (filed herewith)		Exhibit 10(r) to the Registrant’s Form 10-K for the year ended June 30, 2013

10(dd)	Letter Agreement between the Registrant and Ronald L. Taylor, CEO, dated August 15, 2006		Exhibit 10.1 to the Registrant’s Form 8-K dated August 16, 2006

10(ee)	Employment Agreement between the Registrant and Daniel M. Hamburger		Exhibit 10.1 to the Registrant’s Form 8-K dated November 21, 2006

10(ff)	Executive Employment Agreement between the Registrant and David Pauldine dated October 12, 2009		Exhibit 10.3 to the Registrant’s Form 8-K dated October 16, 2009

10(gg)	Executive Employment Agreement between the Registrant and Timothy J. Wiggins dated December 14, 2011		Exhibit 10.1 to the Registrant’s Form 8-K dated December 14, 2011

10(hh)	Executive Employment Agreement between the Registrant and Steven Riehs dated May 17, 2013		Exhibit 10.1 to the Registrant’s Form 8-K dated May 22, 2013

Exhibit Number	Exhibit	Sequentially Numbered Page	Incorporated by Reference to:

10(ii)	Executive Employment Agreement between the Registrant and Susan Groenwald dated September 1, 2011 (filed herewith)	183

10(jj)	Rights Agreement dated as of November 23, 2004 between DeVry, Inc. and Computershare Investor Services, L.L.C.		Exhibit 99.1 to the Registrant’s Form 8-A dated November 24, 2004

21	Subsidiaries of the Registrant	202

23	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm	204

31	Rule 13a-14(a)/15d-14(a) Certifications	205

32	Section 1350 Certifications	207

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Education Group Inc.

Date: August 27, 2014
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

Signature	Title	Date

/s/ Connie R. Curran	Board Chair and Director	August 27, 2014
Connie R. Curran

/s/ Daniel M. Hamburger	Chief Executive Officer and Director	August 27, 2014
Daniel M. Hamburger

/s/ Ronald L. Taylor	Director	August 27, 2014
Ronald L. Taylor

/s/ Christopher Begley	Director	August 27, 2014
Christopher Begley

/s/ David S. Brown	Director	August 27, 2014
David S. Brown

/s/ Lyle Logan	Director	August 27, 2014
Lyle Logan

/s/ Alan G. Merten	Director	August 27, 2014
Alan G. Merten
/s/ Lisa W. Wardell	Director	August 27, 2014
Lisa W. Wardell
/s/ Fernando Ruiz	Director	August 27, 2014
Fernando Ruiz

