Form 10-Q
period 2014-09-30
DEVRY EDUCATION GROUP INC.
filed 2014-11-05
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

October 29, 2014 — 63,879,990 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	June 30,	September 30,
	2014	2014	2013
	(Dollars in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$473,108	$358,188	$308,544
Marketable Securities and Investments	3,414	3,448	3,104
Restricted Cash	12,057	8,347	7,251
Accounts Receivable, Net	170,280	132,621	183,487
Deferred Income Taxes, Net	46,741	39,679	33,336
Prepaid Expenses and Other	30,272	34,808	51,701
Current Assets of Divested Business	-	-	5,053
Total Current Assets	735,872	577,091	592,476
Land, Building and Equipment:
Land	67,060	68,185	67,101
Building	465,930	464,944	427,194
Equipment	488,783	488,322	471,905
Construction in Progress	25,806	17,405	44,226
	1,047,579	1,038,856	1,010,426
Accumulated Depreciation	(495,165)	(483,019)	(439,933)
Land, Building and Equipment, Net	552,414	555,837	570,493
Other Assets:
Intangible Assets, Net	288,620	294,932	298,419
Goodwill	514,220	519,879	517,655
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	30,051	36,447	32,805
Other Assets of Divested Business	-	-	1,509
Total Other Assets	846,341	864,708	863,838
TOTAL ASSETS	$2,134,627	$1,997,636	$2,026,807

LIABILITIES:
Current Liabilities:
Accounts Payable	$68,183	$52,260	$57,798
Accrued Salaries, Wages and Benefits	83,241	94,501	96,100
Accrued Expenses	64,957	70,891	82,496
Deferred and Advance Tuition	234,884	99,160	243,353
Total Current Liabilities	451,265	316,812	479,747
Other Liabilities:
Deferred Income Taxes, Net	50,552	47,921	64,026
Deferred Rent and Other	86,022	93,117	87,999
Total Other Liabilities	136,574	141,038	152,025
TOTAL LIABILITIES	587,839	457,850	631,772
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NON-CONTROLLING INTEREST	6,617	6,393	5,890
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 63,887,000, 63,624,000 and 63,198,000 Shares Issued and Outstanding at September 30, 2014, June 30, 2014 and September 30, 2013, respectively	767	753	751
Additional Paid-in Capital	331,251	320,703	298,386
Retained Earnings	1,702,289	1,682,071	1,562,662
Accumulated Other Comprehensive Loss	(32,015)	(15,394)	(17,605)
Treasury Stock, at Cost, 12,156,000, 11,655,000 and 11,662,000 Shares, respectively	(462,121)	(454,740)	(455,049)
TOTAL SHAREHOLDERS' EQUITY	1,540,171	1,533,393	1,389,145
TOTAL LIABILITIES AND EQUITY	$2,134,627	$1,997,636	$2,026,807

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands except per share amounts)
REVENUE:
Tuition	$421,873	$419,318
Other Educational	40,171	31,595
Total Revenue	462,044	450,913
OPERATING COSTS AND EXPENSES:
Cost of Educational Services	246,331	241,737
Student Services and Administrative Expense	177,753	189,158
Gain on Sale of Assets	-	(1,918)
Restructuring Expenses	13,317	11,665
Total Operating Costs and Expenses	437,401	440,642
Operating Income	24,643	10,271
INTEREST INCOME (EXPENSE):
Interest Income	397	583
Interest Expense	(393)	(1,000)
Net Interest Income (Expense)	4	(417)
Income from Continuing Operations Before Income Taxes	24,647	9,854
Income Tax Provision	(4,210)	(1,703)
Income from Continuing Operations	20,437	8,151
DISCONTINUED OPERATIONS (NOTE 3):
Loss from Operations of Divested Component	-	(16,324)
Income Tax Benefit	-	996
Loss on Discontinued Operations	-	(15,328)

NET INCOME (LOSS)	20,437	(7,177)
Net Income Attributable to Noncontrolling Interest	3	45
NET INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$20,440	$(7,132)

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATON GROUP
Income from Continuing Operations, Net of Income Taxes	20,440	8,196
Loss from Discontinued Operations, Net of Income Taxes	-	(15,328)
NET INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$20,440	$(7,132)

EARNINGS PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS
Basic:
Continuing Operations	$0.32	$0.13
Discontinued Operations	-	(0.24)
	$0.32	$(0.11)
Diluted:
Continuing Operations	$0.31	$0.13
Discontinued Operations	-	(0.24)
	$0.31	$(0.11)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)

NET INCOME (LOSS)	$20,437	$(7,177)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Loss	(16,593)	(624)
Change in Fair Value of Available-For-Sale Securities	(28)	120
COMPREHENSIVE INCOME (LOSS)	3,816	(7,681)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	602	80
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$4,418	$(7,601)

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income (Loss)	$20,437	$(7,177)
Loss from Discontinued Operations	-	15,328
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock Based Compensation Expense	5,522	5,816
Depreciation	20,448	19,980
Amortization	764	1,649
Provision for Refunds and Uncollectible Accounts	20,575	17,819
Deferred Income Taxes	(2,640)	(1,122)
Loss on Disposal and Adjustments to Land, Building and Equipment	53	592
Realized Gain on Sale of Assets	-	(1,918)
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Restricted Cash	(3,710)	(232)
Accounts Receivable	(61,021)	(60,565)
Prepaid Expenses and Other	9,311	(3,163)
Accounts Payable	15,925	2,666
Accrued Salaries, Wages, Benefits and Expenses	(20,562)	7,984
Deferred and Advance Tuition	135,961	144,840
Net Cash Provided by Operating Activities-Continuing Operations	141,063	142,497
Net Cash Used by Operating Activities- Discontinued Operations	-	(1,277)
NET CASH PROVIDED BY OPERATING ACTIVITIES	141,063	141,220
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(21,152)	(22,180)
Payment for Purchase of Businesses, Net of Cash Acquired	-	(12,343)
Marketable Securities Purchased	(11)	(9)
Cash Received on Sale of Assets	-	6,662
NET CASH USED IN INVESTING ACTIVITIES	(21,163)	(27,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	3,266	1,197
Proceeds from Stock Issued Under Employee Stock Purchase Plan	309	339
Repurchase of Common Stock for Treasury	(2,485)	-
Cash Dividends Paid	-	(14)
Payments of Seller Financed Obligations	(4,097)	(2,138)
NET CASH USED IN FINANCING ACTIVITIES	(3,007)	(616)
Effects of Exchange Rate Differences	(1,973)	(1,334)
NET INCREASE IN CASH AND CASH EQUIVALENTS	114,920	111,400
Cash and Cash Equivalents at Beginning of Period	358,188	197,144
Cash and Cash Equivalents at End of Period	$473,108	$308,544
Non-cash Investing and Financing Activity:
Accretion of Noncontrolling Interest Put Option	$227	$5,081

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

Notes to Consolidated Financial Statements

NOTE 1:  INTERIM FINANCIAL STATEMENTS

The interim consolidated financial statements include the accounts of DeVry Education Group Inc. (“DeVry Group”) and its wholly-owned and majority-owned subsidiaries. These financial statements are unaudited but, in the opinion of management, contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition and results of operations of DeVry Group. The June 30, 2014 data that is presented is derived from audited financial statements.

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the Securities and Exchange Commission.

The results of operations for the three months ended September 30, 2014, are not necessarily indicative of results to be expected for the entire fiscal year.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of DeVry Group and its wholly-owned and majority-owned domestic and foreign subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Where our ownership interest is less than 100 percent, the noncontrolling ownership interests are reported on our consolidated balance sheet. The noncontrolling ownership interest in our earnings is classified as “Net Income Attributable to Noncontrolling Interest” in our Consolidated Statements of Income (Loss). Unless indicated, or the context requires otherwise, references to years refer to DeVry Group’s fiscal years.

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and bankers acceptances with original maturities of three months or less. Short-term investment objectives are to minimize risk and maintain liquidity. These investments are stated at cost (which approximates fair value) because of their short duration or liquid nature. DeVry Group places its cash and temporary cash investments with high credit quality institutions. Cash and cash equivalent balances in U.S. bank accounts are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash and cash equivalent balances at DeVry Brasil are generally in excess of the deposit insurance limits for Brazilian banks. DeVry Group has not experienced any losses on its cash and cash equivalents.

Management periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposit accounts.

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), Ross University School of Veterinary Medicine (“RUSVM”), Chamberlain College of Nursing (“Chamberlain”), Carrington College (“Carrington”), DeVry Brasil and DeVry University students participate are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States, Canada and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, including the initiation of a suspension, limitation or termination proceeding.

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

Revenue Recognition

DeVry University, Carrington, Chamberlain and DeVry Brasil tuition revenue is recognized on a straight-line basis over their respective applicable academic terms. In addition, AUC, RUSM and RUSVM basic science curriculum revenue is recognized on a straight-line basis over the academic term. The clinical portion of the AUC, RUSM and RUSVM education programs are conducted under the supervision of U.S. teaching hospitals and veterinary schools. AUC, RUSM and RUSVM are responsible for the billing and collection of tuition from their students during the period of clinical education. Revenue is recognized on a weekly basis based on actual program attendance during the period of the clinical program. Fees paid to the hospitals and veterinary schools for supervision of AUC, RUSM and RUSVM students are charged to expense on the same basis. Becker Professional Education (“Becker”) live classroom and online tuition revenue is recognized on a straight-line basis over the applicable delivery period. The provision for refunds, which is reported as a reduction to Tuition Revenue in the Consolidated Statements of Income, is recognized in the same ratable fashion as revenue to most appropriately match these costs with the tuition revenue in that term.

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Provisions for refunds were $8.5 million and $8.3 million for the three months ended September 30, 2014 and 2013, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income (Loss), for the three months ended September 30, 2014 and 2013 were $12.0 million and $9.5 million, respectively. The increase in the provision was the result of a larger number of DeVry University undergraduate student accounts moving into inactive status compared to the prior year. These accounts are reserved at a higher rate than active student accounts.

Reserves related to refunds and uncollectible accounts totaled $64.2 million and $50.4 million at September 30, 2014 and 2013, respectively.

Sales of textbooks, electronic course materials, and other educational products, including training services and the Becker self-study products, are included in Other Educational Revenue in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenue are recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three months ended September 30, 2014 were approximately $0.3 million. There were no costs capitalized during the three months ended September 30, 2013. As of September 30, 2014 and 2013, the net balance of capitalized software development costs was $41.8 million and $57.5 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2015 and 2014, management consolidated operations at several DeVry University and Carrington College locations. These decisions resulted in the write-off of approximately $0.2 million and $0.7 million of leasehold improvements and equipment during the three months ended September 30, 2014 and 2013, respectively. These write-offs are included in Restructuring Expenses in the Consolidated Statements of Income (Loss) (see “Note 10-Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 9-Intangible Assets”.

Perkins Program Fund

DeVry University is required under U.S. federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in fiscal years 2014 and 2013. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at September 30, 2014 and 2013. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Foreign Currency Translation

The financial position and results of operations of the RUSM and RUSVM and the AUC Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry Group’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during the three months ended September 30, 2014 and 2013 were not material.

Noncontrolling Interest

DeVry Group maintains a 96.3% ownership interest in DeVry Brasil with the remaining 3.7% owned by a member of the current DeVry Brasil senior management group. Prior to the June 2013 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 83.5%. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

The DeVry Brasil management put option is being accreted to its redemption value in accordance with the stock purchase agreement. The adjustment to increase or decrease the put option to its expected redemption value each reporting period is recorded to retained earnings in accordance with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). The adjustment to increase or decrease the DeVry Brasil noncontrolling interest each reporting period for its proportionate share of DeVry Brasil’s profit/loss will continue to flow through the consolidated statements of income based on DeVry Group's noncontrolling interest accounting policy.

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended September 30,
	2014	2013
Balance at Beginning of period	$6,393	$854
Net Income Attributable to Noncontrolling Interest	(3)	(45)
Payment for Purchase of Noncontrolling Interest	-	-
Accretion of Noncontrolling Interest Put Option	227	5,081
Balance at End of period	$6,617	$5,890

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the September 30, 2014 and 2013 computations of diluted earnings per share were options to purchase 901,000 and 2,169,000 shares of common stock, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (amounts in thousands):

	Three Months Ended September 30,
	2014	2013
Weighted Average Shares Outstanding	63,750	63,061
Unvested Participating Restricted Shares	851	922
Basic Shares	64,601	63,983
Effect of Dilutive Stock Options	828	527
Diluted Shares	65,429	64,510

Treasury Stock

DeVry Group’s Board of Directors (the “Board”) has authorized stock repurchase programs on eight occasions (see “Note 7- Share Repurchase Programs”). The eighth repurchase program was approved on August 29, 2012 and commenced in November 2012. Share repurchases under this plan were suspended as of May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. Shares that are repurchased by DeVry Group are recorded as Treasury Stock at cost and result in a reduction of Shareholders’ Equity.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of revenue and expense reported during the period. Actual results could differ from those estimates.

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss is composed of the change in cumulative translation adjustment, primarily at DeVry Brasil, and unrealized gains and losses on available-for-sale marketable securities, net of the effects of income taxes.

The Accumulated Other Comprehensive Loss balance at September 30, 2014, consists of $32.3 million of cumulative translation losses ($31.1 million attributable to DeVry Group and $1.2 million attributable to non-controlling interests) and $0.3 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At September 30, 2013, this balance consisted of $17.7 million of cumulative translation losses ($17.2 million attributable to DeVry Group and $0.5 million attributable to non-controlling interests) and $0.1 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $66.2 million and $73.0 million for the three months ended September 30, 2014 and 2013, respectively.

Restructuring and Other Charges

DeVry Group financial statements include charges related to reduced enrollment at some of its institutions. Management is reducing DeVry Group’s cost structure to align with this reduced enrollment. Such charges include severance and related benefits for reductions in staff and voluntary separation plans and real estate consolidation charges. These charges include early lease termination or cease-of-use costs and losses on disposals of property and equipment (see “Note 10-Restructuring Charges”).

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016. Management is evaluating the impact the guidance will have on DeVry Group’s consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new standard is effective for the fiscal years and interim periods within those years beginning after December 15, 2014 with early adoption permitted. Management does not believe this guidance will have a significant impact on DeVry Group’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance was effective for the first quarter of fiscal year 2015 and its adoption did not have a significant impact on DeVry Group’s consolidated financial statements.

Reclassifications

The previously reported amounts in the September 30, 2013 Consolidated Balance Sheet for Prepaid Expenses and Other of $51.1 million and Refundable Income Taxes of $0.6 million have been combined as Prepaid Expenses and Other to conform to the current presentation format. These classifications had no effect on reported net income.

NOTE 3:  ASSETS AND LIABILITIES OF DIVESTED COMPONENT AND DISCONTINUED OPERATIONS

Assets and Liabilities of Divested Component

In December 2013, the assets of DeVry Group’s Advanced Academics Inc. (“AAI”) subsidiary, which had previously been disclosed as “held for sale” were divested. These assets were sold for $2.0 million, which approximated the recorded net book value of the assets on the date of sale. The assets and liabilities of AAI are separately disclosed in the Consolidated Balance Sheets as of September 30, 2013. The following is a summary of balance sheet information of divested assets and liabilities at September 30, 2013 (dollars in thousands).

September 30,
2013
ASSETS:
Current Assets:
Cash and Cash Equivalents	$(84)
Accounts Receivable, Net	12,192
Deferred Income Taxes, Net	3,053
Prepaid Expenses and Other	736
Fair Market Value Reserve	(10,844)
Total Current Assets of Divested Component	5,053
Other Assets:
Deferred Income Taxes, Net	1,509
Other Assets	3,715
Fair Market Value Reserve	(3,715)
Total Other Assets	1,509
Total Assets of Divested Component	$6,562

LIABILITIES:
Current Liabilities:
Accounts Payable	$279
Accrued Salaries, Wages and Benefits	415
Accrued Expenses	4
Deferred Tuition Revenue	1,483
Fair Market Value Reserve	(2,181)
Total Current Liabilities of Divested Component	-
Other Liabilities:
Deferred Rent and Other	41
Fair Market Value Reserve	(41)
Total Other Liabilities of Divested Component	-
Liabilities of Divested Component	$-

Discontinued Operations

The operating results of AAI are separately disclosed in the Consolidated Statements of Income as “Discontinued Operations – Loss from Operations of Divested Component”. The following is a summary of operating results of the discontinued operations for the three months ended September 30, 2013 (dollars in thousands).

For the Three Months Ended September 30, 2013
Loss from Operations of Divested Component	$(2,847)
Asset Impairment Charge and Gain on Sale	(13,477)
Restructuring Expense	-
Income Tax Benefit	996
Loss from Discontinued Operations, Net of Income Taxes	$(15,328)

NOTE 4:  STOCK-BASED COMPENSATION

DeVry Group maintains four stock-based incentive plans: the 1999 Stock Incentive Plan, the 2003 Stock Incentive Plan, the Amended and Restated Incentive Plan of 2005 and the Second Amended and Restated Incentive Plan of 2013. Under these plans, directors, key executives and managerial employees are eligible to receive incentive stock or nonqualified options to purchase shares of DeVry Group’s common stock. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 also permit the granting of stock appreciation rights, restricted stock, performance stock and other stock and cash based compensation. Though options remain outstanding under the 1999, 2003 and 2005 incentive plans, no further stock based grants will be issued from these plans. The Second Amended and Restated Incentive Plan of 2013 and the Amended and Restated Incentive Plan of 2005 are administered by the Compensation Committee of the Board of Directors. Options are granted for terms of up to 10 years and can vest immediately or over periods of up to five years. The requisite service period is equal to the vesting period. The option price under the plans is the fair market value of the shares on the date of the grant.

DeVry Group accounts for stock-based compensation granted to retirement eligible employees that fully vest upon an employee’s retirement under the non-substantive vesting period approach to these options. Under this approach, the entire compensation cost is recognized at the grant date for stock-based grants issued to retirement eligible employees.

At September 30, 2014, 9,848,949 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock incentive plans.

For non-retirement eligible employees, stock-based compensation cost is measured at grant date based on the fair value of the grant, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the three months ended September 30, 2014:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Options	Exercise	Life in	Value
	Outstanding	Price	Years	($000)
Outstanding at July 1, 2014	3,362,287	$33.09
Options Granted	235,525	43.47
Options Exercised	(121,337)	27.65
Options Forfeited	(30,398)	24.77
Options Expired	(4,580)	30.13
Outstanding at September 30, 2014	3,441,497	34.07	6.13	$35,851
Exercisable at September 30, 2014	2,342,804	$36.23	4.97	$21,042

The following is a summary of stock appreciation rights activity for the three months ended September 30, 2014:

			Weighted
			Average
	Stock	Weighted	Remaining	Aggregate
	Appreciation	Average	Contractual	Intrinsic
	Rights	Exercise	Life in	Value
	Outstanding	Price	Years	($000)
Outstanding at July 1, 2014	118,065	$42.87
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at September 30, 2014	118,065	42.87	5.70	$389
Exercisable at September 30, 2014	103,874	$43.90	4.70	$268

The total intrinsic value of options exercised for the three months ended September 30, 2014 and 2013 was $1.8 million and $0.5 million, respectively.

The fair value of DeVry Group’s stock option grants was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during the first three months of fiscal years 2015 and 2014 were $17.17 and $11.68, per share, respectively. The fair value of DeVry Group’s stock option grants were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2014	2013
Expected Life (in Years)	6.73	6.58
Expected Volatility	42.04%	43.76%
Risk-free Interest Rate	2.03%	2.16%
Dividend Yield	1.03%	0.90%
Pre-vesting Forfeiture Rate	3.00%	3.00%

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

If factors change and different assumptions are employed in the valuation of stock-based grants in future periods, the stock-based compensation expense that DeVry Group records may differ significantly from what was recorded in previous periods.

During the first quarter of fiscal year 2015, DeVry Group granted 300,110 shares of restricted stock to selected employees. Of these, 98,940 are performance based shares which are earned by the recipients over a three year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 201,170 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance based shares. The following is a summary of restricted stock activity for the three months ended September 30, 2014:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2014	1,119,766	$26.49
Shares Granted	300,110	$43.35
Shares Vested	(304,042)	$28.92
Shares Forfeited	(35,222)	$30.17
Nonvested at September 30, 2014	1,080,612	$30.93

The weighted average estimated grant date fair values for restricted stock granted at market price under DeVry Group’s stock-based incentive plans during the first three months of fiscal years 2015 and 2014 were $43.35 and $28.32, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (dollars in thousands):

	For the Three Months Ended September 30,
	2014	2013
Cost of Educational Services	$1,767	$1,861
Student Services and Administrative Expense	3,755	3,955
	5,522	5,816
Income Tax Benefit	(2,041)	(1,946)
Net Stock-Based Compensation Expense	$3,481	$3,870

As of September 30, 2014, $20.3 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.9 years. The total fair value of options and shares vested during the three months ended September 30, 2014 and 2013 was approximately $15.4 million and $14.5 million, respectively.

There were no capitalized stock-based compensation costs at September 30, 2014 and 2013.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of September 30, 2014.

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

Assets measured at fair value on a non-recurring basis include goodwill and indefinite-lived intangibles arising from a business combination. These assets are not amortized and charged to expense over time. Instead, goodwill and indefinite-lived intangibles must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This impairment review was most recently completed in May of fiscal year 2014. See “Note 9 - Intangible Assets” for further discussion on the impairment review including valuation techniques and assumptions.

Assets measured at fair value in circumstances where the long-term value of a business has been impaired include the assets of AAI. During the first quarter of fiscal year 2014, it was determined that net assets of the AAI reporting unit had been impaired. This determination was made after review of third party offers to purchase the assets of the business. To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third party offers received to acquire the assets of AAI along with estimated costs to dispose of the assets. Based on this analysis, the fair market value of the AAI assets less the costs to sell was determined to be approximately $2.0 million which was approximately $13.5 million less than the carrying value.  As a result, management recorded a pre-tax $13.5 million asset impairment charge in the first quarter of fiscal year 2014. The assets of this business were sold in December 2013 for $2.0 million. See “Note 3 - Assets and Liabilities of Divested Component and Discontinued Operations” for further discussions on AAI.

The following tables present DeVry Group’s assets and liabilities at June 30, 2014, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (dollars in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$473,108	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	3,414	-	-
Total Financial Assets at Fair Value	$476,522	$-	$-

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of September 30, 2014 is estimated by discounting the future cash flows using current rates for similar arrangements. As of September 30, 2014, the carrying value and the estimated fair value of these financial instruments was approximately $47.6 million. See “Note 6 - Financing Receivables” for further discussion on these institutional loans receivable.

As of and for the three months ended September 30, 2014, there were no assets or liabilities measured at fair value using Level 3 inputs. Below is a roll-forward of accrued contingent liabilities measured at fair value using Level 3 inputs for the three months ended September 30, 2013 (dollars in thousands). The amount recorded as foreign currency translation gain for the three months ended September 30, 2013 is classified as student services and administrative expense in the Consolidated Statements of Income (Loss).

Accrued
Expenses
Balance at June 30, 2013	$2,509
Total Unrealized Gains (Losses) Included in AOCI:
Foreign Currency Translation Changes	10
Balance at September 30, 2013	$2,519

NOTE 6: FINANCING RECEIVABLES

DeVry Group’s institutional loan programs are available to students at its DeVry University, Chamberlain and Carrington institutions as well as selected students at AUC, RUSM and RUSVM. These loan programs are designed to assist the small percentage of students who are unable to completely cover educational costs by other means. These loans may be used for tuition, books, and fees, and are available only after all other student financial assistance has been applied toward those purposes. In addition, AUC, RUSM and RUSVM loans may be used for students’ living expenses. Repayment plans for institutional loan program balances are developed to address the financial circumstances of the particular student. Interest charges accrue each month on the unpaid balance. DeVry University, Chamberlain, and Carrington require that students begin repaying a small portion of the loans while they are still in school, and then payments increase upon completing or departing the program. After a student leaves school, the student typically will have a monthly installment repayment plan with all balances due within 12 to 60 months. In addition, the Becker CPA Review Course and the United States Medical Licensing Exam Review Course can be financed through Becker with zero percent, 18-month and 6-month, respectively, term loans.

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

The following table details the institutional loan balances along with the related allowances for credit losses as of September 30, 2014 and 2013 (dollars in thousands).

	As of September 30,
	2014		2013
Gross Institutional Student Loans		$67,174		$64,023

Allowance for Credit Losses

Balance at Beginning of Period	$(18,914)		$(18,958)
Charge-offs	1,381		1,041
Recoveries	(269)		(198)
Additional Provision	(1,810)		(1,361)
Balance at End of Period		(19,612)		(19,476)

Net Institutional Student Loans		$47,562		$44,547

Of the net balances above, $20.5 million and $20.8 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at September 30, 2014 and 2013, respectively, and $27.0 million and $23.7 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at September 30, 2014 and 2013, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of September 30, 2014 and 2013 (dollars in thousands).

	As of September 30,
	2014	2013
Institutional Student Loans:
Performing	$49,952	$47,670
Nonperforming	17,222	16,353
Total Institutional Student Loans	$67,174	$64,023

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
September 30, 2014	$5,136	$2,171	$1,426	$17,222	$25,955	$41,219	$67,174
September 30, 2013	$4,283	$1,725	$2,068	$16,353	$24,429	$39,594	$64,023

Loans are considered nonperforming if they are more than 120 days past due. At September 30, 2014, nonperforming loans totaled $17.2 million, of which $14.7 million had a specific allowance for credit losses. At September 30, 2013 nonperforming loans totaled $16.3 million, of which $13.0 million had a specific allowance for credit losses.

NOTE 7: SHARE REPURCHASE PROGRAMS

DeVry Group has repurchased shares under the following programs as of September 30, 2014:

Date	Shares	Total Cost
Authorized	Repurchased	(millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	786,440	22.8
Totals	11,640,636	$457.8

On August 29, 2012, the DeVry Group Board of Directors (“Board”) authorized an eighth share repurchase program, which allowed DeVry Group to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. Repurchases under this program were suspended in May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. A total of 57,152 shares were repurchased during the three months ended September 30, 2014 for $2.5 million. As of September 30, 2014, the total remaining authorization under this eighth repurchase program was $77.2 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8: BUSINESS COMBINATIONS

Faculdade Diferencial Integral

On July 1, 2013, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A) (“DeVry Brasil”), a subsidiary of DeVry Group, acquired the stock of Faculdade Diferencial Integral (“Facid”), located in the state of Piaui, Brazil, for approximately $16.1 million in cash. In addition, DeVry Brasil will be required to make additional aggregate payments of approximately $9.0 million over the next three years. Facid currently serves approximately 2,900 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid also offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program. Facid joined DeVry Brasil, which now operates eight institutions at 13 campuses in north and northeast Brazil. DeVry Brasil’s institutions collectively provide education programs to approximately 36,000 students.

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

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include Facid’s strategic fit into DeVry Group’s expanding presence in north and northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $17.7 million of acquired intangible assets, $15.2 million was assigned to Accreditations and $1.9 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately 15 years. Its value and estimated useful life by asset type is as follows (dollars in thousands):

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

Intangible assets consist of the following (dollars in thousands):

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$80,591	$(79,224)	(a)
Customer Relationships	3,561	(1,171)	12 Years
Non-compete Agreements	2,483	(2,013)	5 Years
Curriculum/Software	3,110	(2,351)	5 Years
Outplacement Relationships	3,900	(1,569)	15 Years
Clinical Agreements	530	(44)	15 Years
Trade Names	5,612	(4,916)	8.5Years
Total	$99,787	$(91,289)
Indefinite-lived Intangible Assets:
Trade Names	$40,454
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	41,583
Total	$280,122

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitario do Vale do Ipojuca ("Unifavip") and 4 years for AUC.

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$81,619	$(76,130)
Customer Relationships	3,554	(813)
Non-compete Agreements	2,517	(1,859)
Curriculum/Software	5,648	(4,424)
Outplacement Relationships	3,900	(1,309)
Trade Names	5,838	(4,828)
Clinical Agreements	585	(10)
Total	103,661	(89,373)

Indefinite-lived Intangible Assets:
Trade Names	$40,894
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	45,152
Total	$284,131

Amortization expense for amortized intangible assets was $0.8 million and $1.6 million for the three months ended September 30, 2014 and 2013, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (dollars in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2016	$387	$928	$943	$260	$2,518
2017	-	893	610	260	1,763
2018	-	628	299	260	1,187
2019	-	356	163	260	779
2020	-	356	163	260	779
Thereafter	-	698	414	1,096	2,206

All amortizable intangible assets except Student Relationships are being amortized on a straight-line basis. The amount being amortized for Student Relationships is based on the estimated progression of the students through the respective AUC, FBV and Unifavip programs, giving consideration to the revenue and cash flow associated with both existing students and new applicants.

Indefinite-lived intangible assets related to trademarks, trade names, Title IV eligibility, accreditations and intellectual property are not amortized, as there are no legal, regulatory, contractual, economic or other factors that limit the useful life of these intangible assets to the reporting entity.

In accordance with U.S. GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed on May 31, 2014. As of the May 31, 2014 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In its analysis of triggering events management also considers changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. Management concluded that no triggering event had occurred during the first quarter of fiscal year 2015.

This interim triggering event analysis was based, in part, on the fact that the estimated fair values of DeVry Group’s reporting units exceeded their carrying values by at least 24% as of the end of fiscal year 2014, except that of Carrington where the excess was 5%. The estimated fair values of the indefinite-lived intangible assets exceeded their carrying values by no less than 13% as of the end of fiscal year 2014.

Though the DeVry University reporting unit experienced a decline in revenue in the first quarter of fiscal year 2015 compared to the year-ago quarter, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value was below carrying value for this reporting unit or its associated indefinite-lived intangible assets during the first quarter of fiscal year 2015. At DeVry University, which carries a goodwill balance of $22.2 million and intangible assets of $1.6 million, revenue declined by approximately 12% from the year-ago quarter but operating earnings before special charges improved by more than $5.0 million from the year-ago quarter and were in-line with management’s expectations contained in the fiscal year 2015 operating plan. These results were achieved through an emphasis on cost control to offset a decline in revenue. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollment and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by heightened competition, the availability of lower cost degrees, perceptions of the value of a college degree and increased reluctance to take on debt. To improve performance, management continues to execute a turnaround and transformation plan at DeVry University which includes:

•	Attracting the right students into strong programs;
•	Reducing DeVry University’s cost structure, while striving to maintain and even enhance our service to students;
•	Regaining DeVry University’s technology edge; and
•	Developing and supporting the team to drive execution.

The plan starts with our programmatic focus. This means ensuring our programs are designed to best meet the needs of our students and employers and better communicating the programs’ value propositions to the market. DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students. This programmatic focus is designed to improve student outcomes.

Management is building teams to support the programmatic focus and increase decision-making speed. Management has narrowed its programmatic verticals to three: Business & Management, Engineering & Information Sciences; and Emerging Programs. Each vertical will have a focused team which will have responsibility for enrollment, market research, program features and quality, and successful student outcomes.

DeVry University’s plan to stabilize enrollment includes pricing optimization. A key element of pricing optimization is the strategic use of scholarships to enhance the value proposition we provide our students. DeVry University scholarships have two objectives: attracting new students and improving student persistence. Management was disappointed in the performance of the Career Catalyst Scholarship in the September 2014 session and is adjusting its scholarship strategy. An example of this scholarship initiative is DeVry University’s new degree-completer scholarship which will be offered to students who have prior college credits but no degree. Management believes DeVry University’s focused degree-completer programs along with a pricing strategy that meets their needs will help these students pursue their goals of finishing their education.

Tuition rates for fiscal year 2015 at DeVry University remain unchanged from those of fiscal year 2014. Further, management implemented the DeVry University Fixed Tuition Promise. This is a guarantee to each DeVry University student that his or her tuition rate will not increase as for long as he or she is a continuing student. Also, beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate is increased from 7 hours to 8.

Management is also finding ways to be more effective in marketing and recruiting efforts to reduce the total cost per new student. DeVry University’s marketing strategy is shifting toward more digital and social channels and its website.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. In the first quarter of fiscal year 2015, DeVry University announced 9 location consolidations which are pending regulatory approval. This is in addition to the 5 locations that were closed and 19 locations that were consolidated in fiscal year 2014. There are plans for additional consolidations in the remainder of fiscal year 2015.

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

At September 30, 2014, intangible assets from business combinations totaled $288.6 million, and goodwill totaled $514.2 million. Together, these assets equaled approximately 38% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of September 30, 2014 (dollars in thousands):

Reporting Unit	As of September 30, 2014
American University of the Caribbean	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	98,784
DeVry Brasil	50,082
Becker Professional Education	32,948
DeVry University	22,196
Total	$514,220

The table below summarizes goodwill balances by reporting segment as of September 30, 2014 (dollars in thousands):

Reporting Segment:	As of September 30, 2014
Medical and Healthcare	$408,994
Business, Technology and Management	22,196
International and Professional Education	83,030
Total	$514,220

The table below summarizes the changes in the carrying amount of goodwill, by segment as of September 30, 2014 (dollars in thousands):

	Medical and Healthcare	Business, Technology and Management	International and Professional Education	Total
Balance at June 30, 2012	$462,088	$22,196	$65,677	$549,961
Acquisitions	-	-	16,120	16,120
Impairments	(53,094)	-	-	(53,094)
Foreign currency exchange rate changes			(4,050)	(4,050)
Balance at June 30, 2013	$408,994	$22,196	$77,747	$508,937
Acquisitions	-	-	9,675	9,675
Foreign currency exchange rate changes	-	-	1,267	1,267
Balance at June 30, 2014	$408,994	$22,196	$88,689	$519,879
Foreign currency exchange rate changes	-	-	(5,659)	(5,659)
Balance at September 30, 2014	$408,994	$22,196	$83,030	$514,220

The decrease in the goodwill balance from June 30, 2014 in the International and Professional Education segment is the result of changes in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. Since DeVry Brasil and Becker Europe goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of September 30, 2014 (dollars in thousands):

Reporting Segment	As of September 30, 2014
Medical and Healthcare	$204,700
International and Professional Educational	73,777
Business, Technology and Management	1,645
Total	$280,122

Total indefinite-lived intangible assets decreased by $5.2 million from June 30, 2014. The decrease is the result of changes in the value of the Brazilian Real as compared to the U.S. dollar. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10:  RESTRUCTURING CHARGES

In the first quarter of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”). These actions reduced DeVry University’s workforce by 114 total positions and resulted in pre-tax charges of $12.2 million that represented severance pay and benefits for these employees. DeVry Group also recorded pre-tax charges related to real estate consolidations of $1.1 million. These restructuring costs were allocated to the segments as follows: $0.7 million to Medical and Healthcare and $12.6 million to Business Technology and Management.

During the first quarter of fiscal year 2014, DeVry Group implemented a VSP that reduced its workforce by 66 positions across DeVry University and DeVry Group Home Office. This resulted in a pre-tax charge of $10.4 million in the quarter that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $1.3 million were recorded in the first quarter of fiscal year 2014. These restructuring costs were allocated to the segments as follows: $8.0 million to Business Technology and Management, $0.7 million to Medical and Healthcare, $3.0 million to DeVry Group Home Office which is classified as “Home Office and Other” in “Note 14 - Segment Information”.

During fiscal year 2014, DeVry Group implemented a VSP and a RIF that reduced its workforce by approximately 270 positions primarily at DeVry University and the DeVry Group home office. This resulted in a pre-tax charge of $14.0 million in fiscal year 2014 that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $18.7 million were recorded during fiscal year 2014. These restructuring costs were allocated to the following DeVry Group segments: $7.9 million to Medical and Healthcare; $0.2 million to International and Professional Education; $21.7 million to Business, Technology and Management; and $2.9 million to the DeVry Group home office, which is classified as “Home Office and Other” in “Note 14 - Segment Information”.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2015 and 2014, for which cash payments are required (dollars in millions):

Liability balance at June 30, 2013	$13.2
Increase in liability (separation and other charges)	30.0
Reduction in liability (payments and adjustments)	(21.9)

Liability balance at June 30, 2014	21.3
Increase in liability (separation and other charges)	13.1
Reduction in liability (payments and adjustments)	(6.3)
Liability balance at September 30, 2014	$28.1

The remaining liability balances as of September 30, 2014 primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months.

NOTE 11: INCOME TAXES

Taxes on income from continuing operations were 17.1% for the first quarter of fiscal year 2015, compared to 17.3% for the first quarter of fiscal year 2014. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil which operates in Brazil all benefit from local tax incentives. AUC’s effective tax rate reflects benefits derived from investment incentives. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of September 30, 2014 and 2013, cumulative undistributed earnings attributable to international operations were approximately $670 million and $543 million, respectively.

As of September 30, 2014 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $9.1 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $8.2 million. As of September 30, 2013, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of benefits, was $9.2 million and, if recognized, the total amount would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease substantially during fiscal year 2015 due to the settlement of various audits and the lapsing of statutes of limitation. We estimate this decrease to be between $4.0 million and $6.0 million. DeVry Group classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of June 30, 2014 was $1.4 million. The corresponding amount at September 30, 2014 was $1.5 million.

NOTE 12: DEBT

DeVry Group had no outstanding borrowings under its credit facility at September 30, 2014 and September 30, 2013. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Facid and Joao Pessoa (see “Note 8 - Business Combinations” for discussion of the Facid acquisition). This financing is in the form of hold backs of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as various conditions of the purchase are met.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 10, 2016. The facility provides aggregate commitments including borrowings and letters of credit up to $400 million and at the request of DeVry Group, the maximum borrowings and letters of credit can be increased to $550 million with bank approval. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $7.8 million as of September 30, 2014, and were $13.2 million as of September 30, 2013. As of September 30, 2014, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at prime rate plus 0.75% or at LIBOR plus 1.75%, at the option of DeVry Group. As of September 30, 2014, DeVry Group is charged an annual fee equal to 0.125% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of September 30, 2014. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and letters of credit. DeVry Group was in compliance with the debt covenants as of September 30, 2014.

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

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and required DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. DeVry Group has cooperated fully with the subpoena. The Massachusetts CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group has cooperated fully with the CID. The timing or outcome of the investigations, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

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

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requested relevant information from January 1, 2011, to the date of the aforementioned letter request to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group has cooperated fully with the request. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

NOTE 14:  SEGMENT INFORMATION

DeVry Group’s principal business is providing postsecondary education. DeVry Group presents three reportable segments: “Business, Technology and Management”, which is comprised solely of DeVry University; “Medical and Healthcare” which includes the operations of AUC, RUSM, RUSVM, Chamberlain and Carrington; and “International and Professional Education”, which includes the operations of DeVry Brasil and Becker.

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before non-controlling interest, income taxes, interest income and expense, and certain home office-related depreciation and expenses. Income taxes, interest income and expense, and certain home office-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. As of the first quarter of fiscal year 2015, amortization expense is included in the operating income of each segment and is no longer a reconciling item in arriving at income before income taxes for each segment. Prior year information has been restated to reflect this change. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable home office assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as home office assets. The accounting policies of the segments are the same as those described in “Note 3 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in its Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Following is a tabulation of business segment information based on the segmentation for the three months ended September 30, 2014 and 2013. Home office information is included where it is needed to reconcile segment data to the consolidated financial statements (dollars in thousands).

	For the Three Months Ended September 30,
	2014	2013
Revenue:
Medical and Healthcare	$206,012	$175,856
International and Professional Education	53,203	43,721
Business, Technology and Management	203,641	232,309
Intersegment Revenue and Other	(812)	(973)
Total Consolidated Revenue	$462,044	$450,913
Operating Income:
Medical and Healthcare	37,643	24,575
International and Professional Education	4,738	372
Business, Technology and Management	$(12,468)	$(11,061)
Home Office and Other	(5,270)	(3,615)
Total Consolidated Operating Income	$24,643	$10,271
Interest Income (Expense):
Interest Income	$397	$583
Interest Expense	(393)	(1,000)
Net Interest and Other Income (Expense)	4	(417)
Total Consolidated Income from Continuing Operations Before Income Taxes	$24,647	$9,854
Segment Assets:
Medical and Healthcare	$1,228,521	$1,087,590
International and Professional Education	311,212	276,391
Business, Technology and Management	432,939	484,630
Home Office and Other	161,955	171,634
Assets of Divested Business	-	6,562
Total Consolidated Assets	$2,134,627	$2,026,807
Additions to Long-lived Assets:
Medical and Healthcare	$15,773	$14,296
International and Professional Education	2,744	29,857
Business, Technology and Management	1,218	3,950
Home Office and Other	1,417	2,075
Total Consolidated Additions to Long-lived Assets	$21,152	$50,178
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$21,152	$22,180
Increase in Capital Assets from Acquisitions	-	2,037
Increase in Intangible Assets and Goodwill	-	25,961
Total Increase in Consolidated Long-lived Assets	$21,152	$50,178
Depreciation Expense:
Medical and Healthcare	$6,401	$6,147
International and Professional Education	1,470	548
Business, Technology and Management	9,422	10,835
Home Office and Other	3,155	2,450
Total Consolidated Depreciation	$20,448	$19,980
Intangible Asset Amortization Expense:
Medical and Healthcare	$162	$942
International and Professional Education	602	707
Total Consolidated Amortization	$764	$1,649

DeVry Group conducts its educational operations in the United States, the Caribbean Islands (countries of Dominica, St. Kitts and St. Maarten), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other International revenue, which is derived principally from Canada, Europe and the Pacific Rim, were less than 5% of total revenue for the three months ended September 30, 2014 and 2013. Revenue and long-lived assets by geographic area are as follows:

	For the Three Months Ended September 30,
	2014	2013
Revenue from Unaffiliated Customers:
Domestic Operations	$349,089	$350,117
International Operations:
Dominica, St. Kitts and St. Maarten	82,111	75,507
Brazil	29,348	23,521
Other	1,496	1,768
Total International	112,955	100,796
Consolidated	$462,044	$450,913
Long-lived Assets:
Domestic Operations	$378,029	$402,817
International Operations:
Dominica, St. Kitts and St. Maarten	172,988	169,907
Brazil	44,741	43,771
Other	157	253
Total International	217,886	213,931
Long-lived Assets of Business Held for Sale	-	1,509
Consolidated	$595,915	$618,257

No one customer accounted for more than 10% of DeVry Group's consolidated revenue.

NOTE 15:  SUBSEQUENT EVENT

On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcao (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil will pay approximately $16.0 million in cash, subject to working capital purchase price adjustments, in exchange for the stock of FMF. The majority of payments will be made in the second quarter of fiscal year 2015, with payments of approximately $1.6 million over the succeeding 2 years. FMF currently serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering.

The FMF acquisition continues the process of expanding DeVry Brasil’s presence in the northeast and now the north areas of the country. Including the most recent acquisition, DeVry Brasil will serve more than 36,000 students in thirteen campuses across northeastern and north Brazil.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry Group offers (free of charge) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission. DeVry Group’s Web site is http://www.devryeducationgroup.com.

The following discussion of DeVry Group’s results of operations and financial condition should be read in conjunction with DeVry Group’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry Group’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. DeVry Group’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry Group’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, building and equipment; stock-based compensation; impairment of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

The seasonal pattern of DeVry Group’s enrollment and its educational program starting dates affect the results of operations and the timing of cash flows. Therefore, management believes that comparisons of its results of operations should primarily be made to the corresponding period in the preceding year. Comparisons of financial position should be made to both the end of the previous fiscal year and to the end of the corresponding quarterly period in the preceding year.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q, including those that affect DeVry Group’s expectations or plans, may constitute “forward-looking statements” subject to the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally can be identified by phrases such as DeVry Group or its management “anticipates,” “believes,” “estimates,” “expects,” “forecasts,” “foresees,” “intends,” “plans” or other words or phrases of similar import. Such statements are inherently uncertain and may involve risks and uncertainties that could cause future results to differ materially from those projected or implied by these forward-looking statements. Potential risks and uncertainties that could affect DeVry Group’s results are described throughout this report, including those in Note 13 to the Consolidated Financial Statements, in Part II, Item 1, “Legal Proceedings”, in Part II, Item 1A. “Risk Factors”, and in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and filed with the Securities and Exchange Commission on August 27, 2014, including, without limitation, in Item 1A, “Risk Factors” and in the subsections of “Item 1 — Business” entitled “Competition,” “Student Admissions,” “Accreditation,” “Approval and Licensing,” “Tuition and Fees,” “Financial Aid and Financing Student Education,” “Student Loan Defaults,” “Career Services,” “Seasonality,” and “Employees.”

All forward-looking statements included in this report speak only as of the date they are made. Except as required under the federal securities laws or the rules and regulations of the Securities and Exchange Commission, we are not under any obligation to update any forward-looking information whether as a result of new information, future events, or otherwise. You should not place undue reliance on forward-looking statements.

OVERVIEW

During the first quarter of fiscal year 2015, DeVry Group’s revenue and net income increased as compared to the year-ago quarter. DeVry University revenue was down as expected, and all other institutions grew revenue in the first quarter. Management believes that it is making progress on DeVry University’s turnaround and transformation plan, including reducing its cost structure while striving to maintain and enhance service to students. As a result of cost reduction actions, DeVry University operating income before special items increased by approximately $5.0 million from the year-ago quarter. Operational and financial highlights for the first quarter of fiscal year 2015 include:

•	Chamberlain College of Nursing (“Chamberlain”) grew its revenue by nearly 36% compared to the year-ago quarter. For the September 2014 session, total student enrollment at Chamberlain increased 33.3% to a record 20,920 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations. Chamberlain’s second location in Houston, Texas opened in September 2014.

•	Carrington College (“Carrington”) revenue increased by 4% in the first quarter of fiscal year 2015 as compared to the year-ago quarter and was profitable at the institution level.

•	Becker Professional Education (“Becker”) was recently awarded 3-year initial accreditation from the Accrediting Council for Continuing Education & Training (“ACCET”). This enables Becker to expand its professional education programs to additional organizations that value ACCET status, including government agencies and armed forces, as well as to international students.

•	DeVry Group recorded pre-tax restructuring charges of $13.3 million. Of these charges, $12.2 million relates to severance for workforce reductions and $1.1 million relates to real estate consolidations. These restructuring actions were made to align our cost structure with enrollment primarily at DeVry University. During the remainder of fiscal year 2015, DeVry Group expects to continue cost control efforts. Expense reductions of at least $90 million are expected for fiscal year 2015 related to restructuring and other cost saving initiatives, primarily within DeVry University.

•	DeVry Group’s financial position remained strong, generating $141.1 million of operating cash flow during the first quarter of fiscal year 2015. As of September 30, 2014, cash and cash equivalents totaled $473.1 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the first quarter of fiscal year 2015, DeVry Group recorded restructuring charges related to workforce reductions at DeVry University and real estate consolidations at DeVry University and Carrington College in order to align its cost structure with enrollment.  During the first quarter of fiscal year 2014, DeVry Group recorded restructuring charges primarily related to workforce reductions and real estate consolidations at DeVry University, Carrington College and the DeVry Group home office. DeVry Group recorded a gain from the sale of a former DeVry University campus in Decatur, Georgia, during the first quarter of fiscal year 2014.  DeVry Group also recorded the operating results of its Advanced Academics Inc. reporting unit as discontinued operations. The following table illustrates the effects of restructuring charges, discontinued operations and gain on the sale of assets on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges, gain on the sale of assets and discontinued operations. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months Ended September 30,
	2014	2013
Net Income	$20,440	$(7,132)
Earnings per Share (diluted)	$0.31	$(0.11)
Discontinued Operations (net of tax)	$-	$15,328
Earnings per Share (diluted)	$-	$0.24
Restructuring Expense (net of tax)	$10,452	$7,181
Effect on Earnings per Share (diluted)	$0.16	$0.11
Gain on Sale of Assets (net of tax)	$-	$(1,167)
Effect on Earnings per Share (diluted)	$-	$(0.02)
Net Income from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$30,892	$14,210
Earnings per Share from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$0.47	$0.22

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the first three months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended September 30,
	2014	2013
Revenue	100.0%	100.0%
Cost of Educational Services	53.3%	53.6%
Student Services and Administrative Expense	38.5%	41.9%
Gain on Sale of Assets	-	(0.4)%
Restructuring Expenses	2.9%	2.6%
Total Operating Costs and Expenses	94.7%	97.7%
Operating Income from Continuing Operations	5.3%	2.3%
Net Interest Income (Expense)	-	(0.1)%
Income From Continuing Operations Before Noncontrolling Interest and Income Taxes	5.3%	2.2%
Income Tax Provision	(0.9)%	(0.4)%
Income From Continuing Operations Before Noncontrolling Interest	4.4%	1.8%
Loss on Discontinued Operations, Net of Tax	-	(3.4)%
Net Income (Loss)	4.4%	(1.6)%
Net Loss Attributable to Noncontrolling Interest	-	-
Net Income (Loss) Attributable to DeVry Education Group	4.4%	(1.6)%

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are included in the discontinued operations section of the Consolidated Statements of Income for all periods presented.

REVENUE

Total consolidated revenue for the first quarter of fiscal year 2015 of $462.0 million increased $11.1 million, or 2.5%, as compared to the year-ago quarter. Revenue increased 17.1% within the Medical and Healthcare segment and 21.7% in the International and Professional Education segment primarily as a result of growth in total student enrollment and tuition price increases. These revenue increases were partially offset by a revenue decrease of 12.3% within the Business, Technology and Management segment as a result of a decline in student enrollment. The increase in revenue at Becker, which is included in the International Professional Education segment, was driven by the September 2014 launch of Becker One. Becker One is a new curriculum delivery system that allows Becker students to receive content updates on a continuous basis versus once a year. This change resulted in additional revenue of approximately $4.5 million in the first quarter of fiscal year 2015 and accounted for slightly less than half of the increase in revenue for the International and Professional Education segment.

Management expects that total revenue will decrease slightly in the second quarter of fiscal year 2015 as compared to the second quarter of fiscal year 2014. This decrease will be driven by DeVry University’s continuing revenue declines resulting from the impact of the declines in new and total student enrollment experienced in previous fiscal years and which have continued into fiscal year 2015 along with the impact of Becker One which shifted revenue from the second quarter to the first quarter of fiscal year 2015. Management expects that these decreases in revenue will outpace anticipated revenue growth within all of DeVry Group’s other educational institutions.

Medical and Healthcare

Medical and Healthcare segment revenue increased 17.1% to $206.0 million in first quarter of fiscal year 2015 as compared to the year-ago quarter. Higher total student enrollment for the quarter at several of the institutions that comprise this segment (DeVry Medical International (“DMI”) (which is composed of American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”) and Ross University School of Veterinary Medicine (“RUSVM”) and Chamberlain) combined with tuition price increases at DMI and Carrington and an increase in clinical rotations at DMI were the key drivers of revenue growth. Key trends for DMI, Chamberlain and Carrington are set forth below. See discussion following the enrollment information for explanation of the trends.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2015	Fiscal Year 2014
Term	Sept. 2014	Sept. 2013	Jan. 2014	May 2014
New Students	943	978	582	555
% Change from Prior Year	(3.6)%	5.7%	(3.5)%	7.1%
Total Students	6,406	6,458	6,673	5,925
% Change from Prior Year	(0.8)%	4.0%	5.6%	2.2%

At DMI, new and total student enrollment in the May 2014 semester which contributes revenue for the first two months of the first quarter of fiscal year 2015 increased 7.1% and 2.2%, respectively, from the May 2013 semester. In the September 2014 semester, new student enrollment declined 3.6% and total student enrollment declined 0.8% from the September 2013 semester. The decline was the result of an insufficient number of inquiries in this increasingly competitive market. DMI has made progress in enrollment management and improved enrollment results are expected in the January 2015 semester.

Management believes the current supply and demand imbalance in medical education will result in future new student enrollment growth at DMI. DMI remains on track with expectations to grow new enrollment in the low-single digit range over the long-term; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $19,550 and $21,875, respectively, per semester. These tuition rates represent an increase from the September 2013 rates of approximately 3.0%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at the RUSM were $19,675 per semester. Tuition and fees for the clinical portion of the program were $21,710 per semester. These tuition rates represent an increase from the September 2013 rates of 4.5%. These amounts do not include the cost of books, supplies, transportation, and living expenses.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSVM were $17,725 per semester. Tuition and fees for the clinical portion of the program were $22,250 per semester. These tuition rates have not increased from the September 2013 rates. These amounts do not include the cost of books, supplies, transportation, and living expenses.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014
New Students	2,066	3,864
% Change from Prior Year	60.8%	14.3%
Total Students	17,603	20,920
% Change from Prior Year	39.2%	33.3%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

Tuition Rates:

•	Effective for sessions beginning in July 2014, tuition is $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain Bachelor of Science in Nursing (“BSN”), Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition was $300 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2014, tuition is $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree program. This tuition rate is unchanged from the July 2013 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program was $650 per credit hour, which is unchanged from the prior year. The online Doctor of Nursing Practice (“DNP”) program was offered at $750 per credit hour. This tuition rate is unchanged from the July 2013 tuition rate.

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The historical trend of increases in new student enrollment is attributable to increased demand for its RN-to-BSN online completion program, the addition of several new campus locations, capacity expansion, organic growth at existing locations and the introduction of new doctoral and graduate degree programs. In the July 2014 and September 2014 terms, the new and total student enrollment growth continued to reflect the strong demand for its pre-licensure BSN, and post-licensure, RN-to-BSN, MSN and DNP degree programs, along with the increase in the number of campuses.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2015	Fiscal Year 2014
Term	Sept. 2014	Sept. 2013	Dec. 2013	Mar. 2014	June 2014
New Students	2,623	2,733	1,706	2,247	1,766
% Change from Prior Year	(4.0)%	(19.5)%	(3.2)%	(6.0)%	9.9%
Total Students	7,634	7,706	7,358	7,758	7,353
% Change from Prior Year	(0.9)%	1.0%	(0.6)%	(2.4)%	3.4%

Tuition rates:

•	On a per credit hour basis, tuition for Carrington College programs ranges from $304 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and program-specific supplies and/or testing. A student services fee ranging from $75 to $150 is charged as well, depending on the program. Total program tuition ranges from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

For the three months ended September 30, 2014, new and total student enrollment decreased 4.0% and 0.9%, respectively, from the year-ago period. The decline is related to the timing of session start dates in the current period which resulted in one less session start versus the prior year.

International and Professional Education

International and Professional Education segment revenue rose 21.7% to $53.2 million in the first quarter of fiscal year 2015 as compared to the year-ago quarter. Both institutions that comprise this segment (DeVry Brasil and Becker Professional Education) contributed to the revenue growth in this segment. Becker Professional Education revenue grew 18.1%, driven primarily by the September 2014 launch of Becker One. Becker One is a new curriculum delivery system that allows Becker students to receive content updates on a continuous basis versus once a year. These self-study course materials are now available as soon as ordered. Previously, orders for current year materials were shipped in the second quarter of the fiscal year when the updates were available. Therefore, revenue for the second quarter of fiscal year 2015 are expected to be lower than the year-ago quarter by approximately the same amount as the first quarter increase. This change resulted in additional revenue of approximately $4.5 million in the first quarter of fiscal year 2015 and accounted for slightly less than half of the increase in revenue for the International and Professional Education segment. At DeVry Brasil, revenue increased by 24.8% driven by strong new and total student enrollment growth within its existing institutions. Key enrollment trends for DeVry Brasil are set forth below.

DeVry Brasil Student Enrollment:

	Fiscal Year 2015	Fiscal Year 2014
Term	Sept. 2014	Sept. 2013	Mar. 2014
New Students	5,217	3,785	8,845
% Change over Prior Year	37.8%	(4.8)%	19.7%
Total Students	33,591	29,340	33,013
% Change over Prior Year	14.5%	39.5%	13.5%

In addition, DeVry Brasil enrolled nearly 2,400 students in Pronatec, a federal government-sponsored certificate program that aims to increase the number of technical and vocational students in Brazil.

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in the programs. As of September 30, 2014, one DeVry Brasil institution (Área1) is subject to restrictions on the number of overall students and the ability to launch new programs. Four programs are being monitored by MEC but are not subject to restrictions. Management has applied for approval to have these limitations removed and expects this to occur during the second quarter of fiscal year 2015.

Business, Technology and Management

Revenue in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 12.3% to $203.6 million in the first quarter of fiscal year 2015 as compared to the year-ago quarter as a result of a decline in student enrollment. Enrollment declines are expected to continue for the remainder of fiscal year 2015, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014
New Students	4,915	5,268
% Change over Prior Year	(13.4)%	(20.0)%
Total Students	37,210	39,857
% Change over Prior Year	(12.2)%	(15.1)%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014
Total Coursetakers	13,845	15,532
% Change from Prior Year	(14.0)%	(13.4)%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

Tuition rates:

•	In July 2014, DeVry University froze both undergraduate and graduate tuition rates for the school year which ends in June 2015. Management believes this will help to increase interest from potential students and positively impact persistence among its current students. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate is increased from 7 hours to 8.

•	For fiscal year 2015, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to seven credit hours per session. This rate is unchanged from the prior year. Tuition is $365 per credit hour for each credit hour in excess of seven credit hours. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Keller Graduate School of Management program tuition per course is $2,298.

•	Any tuition rate increases after July 2014 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

Management believes the decreases in enrollment have been due to lower demand from DeVry University’s target student segment believed to be driven by heightened competition from both public-sector and private-sector education providers, the availability of lower cost degrees, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. To improve performance at DeVry University, management continues to execute a turnaround and transformation plan which includes:

•	Attracting the right students into strong programs;
•	Reducing DeVry University’s cost structure, while striving to maintain and even enhance our service to students;
•	Regaining DeVry University’s technology edge; and
•	Developing and supporting the team to drive execution.

The plan starts with our programmatic focus. This means ensuring our programs are designed to best meet the needs of our students and employers and better communicating the programs’ value propositions to the market. DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students. This programmatic focus is designed to improve student outcomes.

Management is building teams to support the programmatic focus and increase decision-making speed. Management has narrowed its programmatic verticals to three: Business & Management, Engineering & Information Sciences; and Emerging Programs. Each vertical will have a focused team which will have responsibility for enrollment, market research, program features and quality, and successful student outcomes.

DeVry University’s plan to stabilize enrollment includes pricing optimization. A key element of pricing optimization is the strategic use of scholarships to enhance the value proposition we provide our students. DeVry University scholarships have two objectives: attracting new students and improving student persistence. Management was disappointed in the performance of the Career Catalyst Scholarship in the September 2014 session and is adjusting its scholarship strategy. An example of this scholarship initiative is DeVry University’s new degree-completer scholarship which will be offered to students who have prior college credits but no degree. Management believes DeVry University’s focused degree-completer programs along with a pricing strategy that meets their needs will help these students pursue their goals of finishing their education.

Management is also finding ways to be more effective in marketing and recruiting efforts to reduce the total cost per new student. DeVry University’s marketing strategy is shifting toward more digital and social channels and its website.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. In the first quarter of fiscal year 2015, DeVry University announced 9 location consolidations which are pending regulatory approval. This is in addition to the 5 locations that were closed and 19 locations that were consolidated in fiscal year 2014. There are plans for additional consolidations in the remainder of fiscal year 2015.

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

DeVry Group’s Cost of Educational Services increased 1.9% to $246.3 million during the first quarter of fiscal year 2015 as compared to the year-ago quarter. Costs of Educational Services within both DeVry University and Carrington were 8.5% lower than the year-ago quarter. Both decreases were primarily a result of savings from cost reduction measures. These lower costs were offset by the increase in costs necessary to support the growing operations of the other institutions. This increase includes costs that were incurred to support a higher number of total student enrollment for Chamberlain and DeVry Brasil as compared to the year-ago quarter and the need to support continued growth at DeVry Medical International.

As a percentage of revenue, Cost of Educational Services decreased to 53.3% in the first quarter of fiscal year 2015 from 53.6% during the year-ago quarter. The decrease was primarily the result cost savings at DeVry University and Carrington.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 6.0% to $177.8 million during the first quarter of fiscal year 2015 as compared to the year-ago quarter. The decrease in fiscal year 2015 was primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Also, management is finding ways to be more effective in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DeVry Medical International, Chamberlain, DeVry Brasil, and Becker). Amortization of finite-lived intangible assets in connection with acquisitions of institutions decreased by $0.9 million during the first quarter of fiscal year 2015 as compared to the year-ago quarter. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 38.5% in the first quarter of fiscal year 2015 from 42.0% in the year-ago quarter. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that total operating costs will decrease slightly in the second quarter of fiscal year 2015 as compared to the second quarter of fiscal year 2014, driven by the savings from DeVry Group’s continued cost reduction measures. This decrease in costs will offset the expected revenue decline in the second quarter.

Gain on the Sale of Assets

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which had been vacated. The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

Restructuring Expenses

In the first quarter of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”). These actions reduced DeVry University’s workforce by 114 total positions and resulted in pre-tax charges of $12.2 million that represented severance pay and benefits for these employees. DeVry Group also recorded pre-tax charges related to real estate consolidations of $1.1 million. These restructuring costs were allocated to the segments as follows: $0.7 million to Medical and Healthcare and $12.6 million to Business Technology and Management.

During the first quarter of fiscal year 2014, DeVry implemented a VSP that reduced its workforce by 66 positions across DeVry University and DeVry Group Home Office. This resulted in a pre-tax charge of $10.4 million in the quarter that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $1.3 million were recorded in the first quarter of fiscal year 2014. These restructuring costs were allocated to the segments as follows: $8.0 million to Business Technology and Management, $0.7 million to Medical and Healthcare, $3.0 million to DeVry home office which is classified as “Home Office and Other” in “Note 13- Segment Information” to the consolidated financial statements of this Form 10-Q.

Cash payments for the fiscal year 2015 and 2014 charges were approximately $6.3 million for the quarter ended September 30, 2014. The remaining accrual for these charges is $28.1 million as of September 30, 2014. The balance is expected to be paid within the next 12 months. Additional restructuring expenses are expected to be recorded in fiscal 2015 as DeVry Group continues to reduce costs where enrollment levels necessitate such realignment of expenses.

OPERATING INCOME

Total consolidated operating income from continuing operations for the first quarter of fiscal year 2015 of $24.6 million increased 150.1% as compared to the year-ago quarter. The drivers of the increase were the revenue increases in the Medical and Healthcare and International and Professional Education segments and the cost reductions at DeVry University and Carrington. Operating income declined at the Business, Technology and Management segment due to higher restructuring expenses; however, this decline was more than offset by increases in operating income at the Medical and Healthcare and International and Professional Education segments which were driven by higher revenue.

Medical and Healthcare

Medical and Healthcare segment operating income increased 53.2% to $37.6 million during the first quarter of fiscal year 2015, as compared to the year-ago quarter. The increase in operating income was the result of increased operating income at all institutions that comprise this segment (DMI, Chamberlain and Carrington) as a result of increased revenue. Also contributing to the increase in operating income was the cost reductions at Carrington which were partially offset by investments to drive future enrollment growth at the other institutions.

International and Professional Education

International and Professional Education segment operating income was $4.7 million during the first quarter of fiscal year 2015 as compared to $0.4 million in the year-ago quarter. The increased operating income was primarily driven by increased revenue including the effect of the change in the timing of the availability of new course materials at Becker. This revenue increase was partially offset by investments for expansion and growth at DeVry Brasil.

Business, Technology and Management

Business, Technology and Management segment operating loss increased $1.4 million to $12.5 million during the first quarter of fiscal year 2015 as compared to the year-ago quarter. The increase in operating loss was primarily the result of an increase of $4.7 million in restructuring charges recorded in the first quarter of fiscal year 2015 as compared to the year-ago quarter (as discussed earlier) along with the absence of the gain on sale of assets recorded in the first quarter of fiscal year 2014. Total segment expenses for the first quarter of fiscal year 2015, excluding the restructuring charges and gain on the sale of assets decreased 14.2% as compared to the year-ago quarter, as a result of savings from cost reduction measures, which more than offset lower revenue in the quarter. Excluding special charges, the Business, Technology and Management segment generated operating income of $0.1 million during the first quarter of fiscal year 2015 as compared to an operating loss of $5.0 million in the year-ago quarter. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes that consolidations of DeVry University locations and further cost control measures will be necessary for the remainder of fiscal year 2015.

NET INTEREST (EXPENSE) INCOME

Interest income for the first quarter of fiscal year 2015 of $0.4 million was unchanged as compared to the year-ago quarter. Interest expense for the first quarter of fiscal year 2015 of $0.4 million was $0.6 million lower than the year-ago quarter due to lower deferred purchase price agreement balances at DeVry Brasil.

INCOME TAXES

Taxes on income from continuing operations were 17.1% for the first quarter of fiscal year 2015, compared to 17.3% for the first quarter of fiscal year 2014. DeVry Group’s effective income tax rate reflects benefits derived from significant operations outside the United States. Earnings of these international operations are subject to local tax systems and are not subject to U.S. federal or state income taxes so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax programs. AUC’s effective tax rate reflects benefits derived from local investment programs. RUSM and RUSVM have agreements with their respective domestic governments that exempt them from most local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other business opportunities outside the United States. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In December 2013, the assets of Advanced Academics Inc. (“AAI”) were sold for $2.0 million. As a result, the net assets of AAI at September 30, 2013 are classified as “divested” in the Consolidated Balance Sheets and the results of operations of AAI for the first quarter of fiscal year 2014 are classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations.

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

The reported loss on discontinued operations in the first quarter of fiscal year 2014 is comprised of $2.8 million in operating losses, and the pre-tax impairment charge of $13.5 million for the net fair market write-down of AAI’s net assets.

See “Note 3 – Assets and Liabilities of Divested Component and Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

LIQUIDITY AND CAPITAL RESOURCES

Student Payments

DeVry Group’s primary source of liquidity is the cash received from payments for student tuition, books, other educational materials and fees. These payments include funds originating as financial aid from various federal and state loan and grant programs; student and family educational loans (“private loans”); employer educational reimbursements; and student and family financial resources. Private loans as a percentage of DeVry Group’s total revenue is relatively small. DeVry Group continues to provide financing options for its students, including DeVry Group’s institutional loan programs.

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

At September 30, 2014, total accounts receivable, net of related reserves, was $170.3 million compared to $183.5 million at September 30, 2013. The decrease in net accounts receivable was attributable to revenue declines at DeVry University, partially offset by the impact of continued revenue growth at Chamberlain and DeVry Brasil.

Financial Aid

Like other higher education institutions, DeVry Group is highly dependent upon the timely receipt of federal financial aid funds. All financial assistance programs are subject to political and governmental budgetary considerations. In the United States, the Higher Education Act (“HEA”) guides the federal government’s support of postsecondary education. If there are changes to financial aid programs that restrict student eligibility or reduce funding levels, DeVry Group’s financial condition and cash flows could be materially and adversely affected. Please see Part I “Item 1A Risk Factors” of DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and filed with the Securities and Exchange Commission on August 27, 2014, for a discussion of student financial aid related risks.

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

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenue from Title IV student financial assistance programs in two consecutive years loses eligibility to participate in these programs for at least two fiscal years.

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

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At September 30, 2014, cash in the amount of $12.1 million was held in restricted bank accounts, compared to $7.3 million at September 30, 2013.

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

Cash from Operations

The following table provides a summary of cash flows from continuing operations during the three months ended September 30, 2014 and 2013 (dollars in thousands):

	For the Three Months Ended September 30,
	2014	2013
Net Income from Continuing Operations	$20,437	$8,151
Non-cash Items	44,722	42,816
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components	75,904	91,530
Total Cash Provided by Operating Activities-Continuing Operations	$141,063	$142,497

Cash generated from continuing operations in first quarter of fiscal year 2015 was $141.1 million, compared to $142.5 million in the year-ago quarter. Net income from continuing operations increased by $12.3 million in the first quarter of fiscal year 2015 compared to the year-ago quarter. The increase in non-cash items in the first quarter of fiscal year 2015 as compared to the year-ago quarter was primarily the result of an increase in the reserves for refunds and uncollectible accounts.

Changes from June 30, 2014, in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components consisted of the following:

•	The increase in combined net prepaid expenses, accounts payable and accrued expenses was $4.7 million which is $2.8 million less than the combined increase in the year-ago quarter. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The increase in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred and advance tuition was $71.2 million which is $12.8 million less than the combined increase in the year-ago quarter. Deferred and advance tuition increased less at September 30, 2014, compared to June 30, 2014, than the comparative year-ago quarter. The main driver of this change was the effect on deferred and advance tuition from the decrease in revenue at DeVry University in the first quarter of fiscal year 2015, compared to the year-ago quarter.

Cash Used in Investing Activities

Capital expenditures for continuing operations in the first quarter of fiscal year 2015 were $21.2 million compared to $22.2 million in the year-ago quarter. DeVry Group continues to invest capital in facility expansion at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine; spending for the new Chamberlain campuses and expanding existing facilities; and facility improvements at DeVry University and DeVry Brasil.

Capital spending for the remainder of fiscal year 2015 is expected to support continued investment at AUC, Ross University School of Medicine, and Ross University School of Veterinary Medicine; and facility improvements and planned new locations for Chamberlain and DeVry Brasil. Management anticipates full year fiscal year 2015 capital spending to be in the $100 to $110 million range.

On July 1, 2013, DeVry Brasil acquired the stock of Facid.  Under the terms of the agreement, DeVry Brasil paid approximately $16.1 million in cash in exchange for the stock of Facid. In addition, DeVry Brasil is required to make additional payments totaling approximately $9.0 million over the next three years. On May 1, 2014, DeVry Brasil acquired the stock of an education institution with licenses to operate in the city of Joao Pessoa, State of Paraiba, Brazil. This institution began offering new programs in the first quarter of fiscal year 2015, under the name of Faculdade DeVry Joao Pessoa (“Joao Pessoa”). Under the terms of the agreement, DeVry Brasil paid approximately $1.2 million in cash in exchange for the stock. In addition, DeVry Brasil may be required to make additional payments of approximately $1.2 million over the succeeding two years assuming certain contingencies are met.

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million which resulted in the recording of a pre-tax gain of $1.9 million in the first quarter of fiscal year 2014.

On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcao (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil will pay approximately $16.0 million in cash, subject to working capital purchase price adjustments, in exchange for the stock of FMF. The majority of payments will be made in the second quarter of fiscal year 2015, with payments of approximately $1.6 million over the succeeding two years. FMF currently serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering.

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $473.1 million at September 30, 2014, included approximately $274.2 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded with bank approval to $550 million at the option of DeVry Group. For the first quarter of fiscal year 2015, cash flows from domestic operating activities were approximately $96 million which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $11.0 million of domestic capital investment and repurchase $2.5 million in common stock in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 10, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry Group, can be increased, with bank approval, to $550 million. Borrowings under this agreement will bear interest at prime rate or at LIBOR, at the option of DeVry Group, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. DeVry Group’s letters of credit outstanding under the revolving credit facility were approximately $7.8 million as of September 30, 2014.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry Group was in compliance with all debt covenants as of September 30, 2014.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV, Facid and Joao Pessoa (see “Note 8 - Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as various conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first quarter of fiscal year 2015. DeVry Group had no open derivative positions at September 30, 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09: “Revenue from Contracts with Customers (Topic 606)”. This guidance was issued to clarify the principles for recognizing revenue and develop a common revenue standard for U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). The guidance is effective for the fiscal years and interim periods within those years beginning after December 15, 2016. Management is evaluating the impact the guidance will have on DeVry Group’s consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08: “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This guidance requires that only disposals representing a strategic shift in operations be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. The new standard is effective for the fiscal years and interim periods within those years beginning after December 15, 2014 with early adoption permitted. Management does not believe this guidance will have a significant impact on DeVry Group’s consolidated financial statements.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11: “Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This guidance requires an unrecognized tax benefit related to a net operating loss carryforward, a similar tax loss or a tax credit carryforward to be presented as a reduction to a deferred tax asset, unless the tax benefit is not available at the reporting date to settle any additional income taxes under the tax law of the applicable tax jurisdiction. The guidance was effective for the first quarter of fiscal year 2015 and its adoption did not have a significant impact on DeVry Group’s consolidated financial statements.

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

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Since Brazilian-based assets constitute approximately 8.9% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 5.9% of overall liabilities, and because there are very few transactions between DeVry Brasil and DeVry Group’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations; however, the change in rates of the Brazilian Real over the past 3 months resulted in a $16.6 million charge to Accumulated Other Comprehensive Income over that time period. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar would result in a translation adjustment to Accumulated Other Comprehensive Income of approximately $3.5 million.

The interest rate on DeVry Group’s revolving credit facility is based upon prime rate or LIBOR for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At September 30, 2014, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

DeVry Group’s customers are principally individual students enrolled in its various educational programs. Accordingly, concentration of accounts receivable credit risk is small relative to total revenue or accounts receivable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first quarter of fiscal year 2015 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

PART II— Other Information

ITEM 1 – LEGAL PROCEEDINGS

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and required DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. DeVry Group has cooperated fully with the subpoena. The Massachusetts CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group has cooperated fully with the CID. The timing or outcome of the investigations, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

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

On July 15, 2014, DeVry Group received a letter dated July 9, 2014 from the New York Office of the Attorney General (“NYOAG”). The letter requested cooperation with the NYOAG’s inquiry into whether recent television advertisements and website marketing regarding DeVry University may have violated federal and state laws prohibiting false advertising and deceptive practices.  The letter requested relevant information from January 1, 2011, to the date of the aforementioned letter request to enable NYOAG to make a determination of what action, if any, is warranted. DeVry Group has cooperated fully with the request. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factors described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, which could materially affect DeVry Group’s business, financial condition or future results, should be carefully considered.  Such risks are not the only risks facing DeVry Group.  Additional risks and uncertainties not currently known to DeVry Group or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

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

DeVry Group institutions that participate in Title IV programs each do so pursuant to a Program Participation Agreement (“PPA”) that, among other things, includes commitments to abide by all applicable laws and regulations such as the Incentive Compensation, Substantial Misrepresentation, and Gainful Employment (“GE”) regulations.  Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to qui tam actions, that have the potential to generate very significant damages linked to DeVry Group’s receipt of Title IV funding from the government over a period of several years.

On October 31, 2014, the ED published new regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The new GE rules will be effective July 1, 2015.

The new GE regulation has a framework with three components:

Certification: Institutions must certify that each of their gainful employment programs meet state and federal licensure, certification, and accreditation requirements.

Accountability Measures: To maintain Title IV eligibility, gainful employment programs will be required to meet minimum standards for the debt burden versus the earnings of their graduates.

Pass: Programs whose graduates have annual loan payments less than 8% of total earnings or less than 20% of discretionary earnings.

Zone: Programs whose graduates have annual loan payments between 8% and 12% of total earnings or between 20% and 30% of discretionary earnings.

Fail: Programs whose graduates have annual loan payments greater than 12% of total earnings and greater than 30% of discretionary earnings.

Programs that fail in 2 out of any 3 consecutive years or are in the zone for 4 consecutive years will be disqualified from participation in the Title IV programs.

Transparency: Institutions will be required to make public disclosures regarding the performance and outcomes of their gainful employment programs. The disclosures will include information such as costs, earnings, debt and completion rates.

The accountability measures will typically weigh a calculated debt burden from graduates who completed their studies three and four years prior to the measuring academic year and earnings from the most recent calendar year prior to the conclusion of the measuring academic year. Thus for the 2014-2015 academic year, the cohort will include graduates from the 2010-2011 and 2011-2012 academic years and earnings for these graduates from calendar year 2014, which are not available at this time. Debt burdens for students enrolled in programs that require an internship or residency prior to licensure, such as the medical doctor degrees offered by AUC and RUSM, are calculated from cohorts who completed their studies six and seven years prior to the measuring academic year.

Because all the information necessary to determine how its programs will fare under the accountability measures is not available at this time, DeVry Group is unable to predict reliably the impact of the new GE rules in the future when they do become effective. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. DeVry Group is using currently-available data to evaluate whether certain of its programs are at risk to fail the new requirements, or fall into the zone, and concurrently evaluating available options to bring at-risk programs into compliance, including reducing the length and/or cost of such programs. Should DeVry Group identify programs which are at the risk of failing, it could offer scholarships and grants to reduce the cost of that program as early as fiscal year 2015, resulting in a reduction of revenues. If a program ceased to be eligible for Title IV funding, in most cases, it may not be practical for DeVry Group to continue offering that program. A substantial decrease in revenues resulting from a reduction in program length, tuition pricing or Title IV eligibility could have a material adverse effect on our financial condition, results of operations and cash flows.

DeVry Group’s goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties

At September 30, 2014, intangible assets from business combinations totaled $288.6 million, and goodwill totaled $514.2 million. Together, these assets equaled approximately 38% of total assets as of such date. If DeVry Group’s or any of its subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $288.6 million of intangible assets and up to $514.2 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs (1)
July 2014	-	$-	-	$79,723,028
August 2014	-	$-	-	$79,723,028
September 2014	57,152	$43.47	57,152	$77,238,386
Total	57,152	$43.47	57,152	$77,238,386

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $77,238,386 million as of September 30, 2014. DeVry Group suspended repurchases under this plan in May 2013. In August 2014, the Board of Directors extended the repurchase plan through December 31, 2015 and authorized resumption of share repurchases, which DeVry Group began in September 2014.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs
July 2014	700	$43.19	NA	NA
August 2014	106,722	$43.12	NA	NA
September 2014	5,386	$42.75	NA	NA
Total	112,808	$43.10	NA	NA

(2) Represents shares delivered back to the issuer for payment of withholding taxes from employees for vesting restricted shares and shares swapped for payment on exercise of incentive stock options pursuant to the terms of DeVry Group’s stock incentive plans.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

ITEM 6 — EXHIBITS

Exhibit 3.1	Amended and Restated By-laws of DeVry Education Group Inc., as amended as of August 20, 2014 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 20, 2014)

Exhibit 31	Certification Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Amended

Exhibit 32	Certification Pursuant to Title 18 of the United States Code Section 1350

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DeVry Education Group Inc.

Date: November 5, 2014
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

