Form 10-Q
period 2014-12-31
DEVRY EDUCATION GROUP INC.
filed 2015-02-05
CIK 730464

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2014

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

January 30, 2015 — 63,792,100 shares of Common Stock, $0.01 par value

DEVRY EDUCATION GROUP INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

DEVRY EDUCATION GROUP INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	June 30,	December 31,
	2014	2014	2013
	(Dollars in thousands, except share and par value amounts)
ASSETS:
Current Assets:
Cash and Cash Equivalents	$379,965	$358,188	$262,034
Marketable Securities and Investments	3,520	3,448	3,263
Restricted Cash	10,534	8,347	11,873
Accounts Receivable, Net	89,318	132,621	117,812
Deferred Income Taxes, Net	45,104	39,679	31,169
Prepaid Expenses and Other	44,338	34,808	49,594
Total Current Assets	572,779	577,091	475,745
Land, Building and Equipment:
Land	63,261	68,185	66,539
Building	467,330	464,944	429,463
Equipment	492,716	488,322	472,944
Construction in Progress	26,666	17,405	44,115
	1,049,973	1,038,856	1,013,061
Accumulated Depreciation	(506,984)	(483,019)	(455,018)
Land, Building and Equipment, Net	542,989	555,837	558,043
Other Assets:
Intangible Assets, Net	289,160	294,932	293,720
Goodwill	519,748	519,879	514,757
Perkins Program Fund, Net	13,450	13,450	13,450
Other Assets	29,740	36,447	33,398
Total Other Assets	852,098	864,708	855,325
TOTAL ASSETS	$1,967,866	$1,997,636	$1,889,113

LIABILITIES:
Current Liabilities:
Accounts Payable	$55,737	$52,260	$62,721
Accrued Salaries, Wages and Benefits	73,460	94,501	77,447
Accrued Expenses	69,427	70,891	69,259
Deferred and Advance Tuition	66,356	99,160	97,725
Total Current Liabilities	264,980	316,812	307,152
Other Liabilities:
Deferred Income Taxes, Net	48,339	47,921	59,941
Deferred Rent and Other	90,533	93,117	91,054
Total Other Liabilities	138,872	141,038	150,995
TOTAL LIABILITIES	403,852	457,850	458,147
COMMITMENTS AND CONTINGENCIES (NOTE 13)
NONCONTROLLING INTEREST	8,139	6,393	5,975
SHAREHOLDERS' EQUITY
Common Stock, $0.01 Par Value, 200,000,000 Shares Authorized: 63,840,000, 63,624,000 and 63,332,000 Shares Issued and Outstanding at December 31, 2014, June 30, 2014 and December 31, 2013, respectively	769	753	752
Additional Paid-in Capital	338,710	320,703	304,807
Retained Earnings	1,731,976	1,682,071	1,599,985
Accumulated Other Comprehensive Loss	(44,066)	(15,394)	(25,573)
Treasury Stock, at Cost, 12,022,000, 11,655,000 and 11,661,000 Shares, respectively	(471,514)	(454,740)	(454,980)
TOTAL SHAREHOLDERS' EQUITY	1,555,875	1,533,393	1,424,991
TOTAL LIABILITIES AND EQUITY	$1,967,866	$1,997,636	$1,889,113

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands except per share amounts)
REVENUE:
Tuition	$453,609	$457,888	$875,482	$877,205
Other Educational	31,271	33,381	71,442	64,976
Total Revenue	484,880	491,269	946,924	942,181
OPERATING COST AND EXPENSE:
Cost of Educational Services	250,809	242,997	497,140	484,732
Student Services and Administrative Expense	174,913	185,046	352,666	374,205
Gain on Sale of Asset	-	-	-	(1,918)
Restructuring Expense	10,188	4,664	23,505	16,329
Total Operating Cost and Expense	435,910	432,707	873,311	873,348
Operating Income	48,970	58,562	73,613	68,833
INTEREST INCOME:
Interest Income	300	310	697	893
Interest Expense	(352)	(1,052)	(745)	(2,052)
Net Interest (Expense) Income	(52)	(742)	(48)	(1,159)
Income from Continuing Operations Before Income Taxes	48,918	57,820	73,565	67,674
Income Tax Provision	(6,116)	(8,492)	(10,326)	(10,195)
Income from Continuing Operations	42,802	49,328	63,239	57,479
DISCONTINUED OPERATIONS:
Loss from Operations of Divested Component	-	(1,387)	-	(17,711)
Income Tax Benefit	-	467	-	1,463
Loss on Discontinued Operations	-	(920)	-	(16,248)

NET INCOME	42,802	48,408	63,239	41,231
Net Income Attributable to Noncontrolling Interest	(389)	(253)	(386)	(208)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$42,413	$48,155	$62,853	$41,023

AMOUNTS ATTRIBUTABLE TO DEVRY EDUCATION GROUP:
Income from Continuing Operations, Net of Income Taxes	42,413	49,075	62,853	57,271
Loss from Discontinued Operations, Net of Income Taxes	-	(920)	-	(16,248)
NET INCOME ATTRIBUTABLE TO DEVRY EDUCATION GROUP	$42,413	$48,155	$62,853	$41,023

EARNINGS (LOSS) PER COMMON SHARE ATTRIBUTABLE TO DEVRY EDUCATION GROUP SHAREHOLDERS
Basic:
Continuing Operations	$0.66	$0.76	$0.97	$0.89
Discontinued Operations	-	(0.01)	-	(0.25)
	$0.66	$0.75	$0.97	$0.64
Diluted:
Continuing Operations	$0.65	$0.75	$0.96	$0.88
Discontinued Operations	-	(0.01)	-	(0.25)
	$0.65	$0.74	$0.96	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)

NET INCOME	$42,802	$48,408	$63,239	$41,231
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Currency Translation Loss	(12,037)	(8,030)	(28,630)	(8,654)
Change in Fair Value of Available-For-Sale Securities	(14)	62	(42)	182
COMPREHENSIVE INCOME	30,751	40,440	34,567	32,759
COMPREHENSIVE LOSS ATTRIBUTABLE
TO NONCONTROLLING INTEREST	40	60	642	153
COMPREHENSIVE INCOME ATTRIBUTABLE
TO DEVRY EDUCATION GROUP	$30,791	$40,500	$35,209	$32,912

The accompanying notes are an integral part of these consolidated financial statements.

DEVRY EDUCATION GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended December 31,
	2014	2013
	(Dollars in Thousands)
CASH FLOW FROM OPERATING ACTIVITIES:
Net Income	$63,239	$41,231
Loss from Discontinued Operations	-	16,248
Adjustments to Reconcile Net Income to Net Cash Provided By Operating Activities:
Stock-Based Compensation Expense	9,530	9,860
Depreciation	41,362	40,719
Amortization	1,293	3,590
Provision for Refunds and Uncollectible Accounts	45,627	37,274
Deferred Income Taxes	(2,996)	1,699
Loss on Disposal and Adjustments to Land, Building and Equipment	2,430	1,333
Unrealized Loss on Assets Held for Sale	-	244
Realized Gain on Sale of Assets	-	(1,918)
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components:
Restricted Cash	(2,187)	(4,854)
Accounts Receivable	(6,367)	(17,170)
Prepaid Expenses and Other	(540)	1,338
Accounts Payable	3,481	7,592
Accrued Salaries, Wages, Benefits and Expenses	(29,795)	(23,279)
Deferred and Advance Tuition	(32,768)	(589)
Net Cash Provided by Operating Activities-Continuing Operations	92,309	113,318
Net Cash Used by Operating Activities- Discontinued Operations	-	(197)
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,309	113,121
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(43,061)	(33,426)
Payment for Purchase of Businesses, Net of Cash Acquired	(9,649)	(12,343)
Marketable Securities Purchased	(140)	(106)
Cash Received on Sale of Assets	6,100	8,662
NET CASH USED IN INVESTING ACTIVITIES	(46,750)	(37,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Exercise of Stock Options	5,380	3,576
Proceeds from Stock Issued Under Employee Stock Purchase Plan	674	708
Repurchase of Common Stock for Treasury	(11,541)	-
Cash Dividends Paid	(11,639)	(10,941)
Payments of Seller Financed Obligations	(4,097)	(2,138)
NET CASH USED IN FINANCING ACTIVITIES	(21,223)	(8,795)
Effects of Exchange Rate Differences	(2,559)	(2,223)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,777	64,890
Cash and Cash Equivalents at Beginning of Period	358,188	197,144
Cash and Cash Equivalents at End of Period	$379,965	$262,034
Non-cash Investing Activity:
Accretion of Noncontrolling Interest Put Option	$1,360	$4,913

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

The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in DeVry Group's Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and DeVry Group’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, each as filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended December 31, 2014, are not necessarily indicative of results to be expected for the entire fiscal year.

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

Cash and Cash Equivalents

Cash and cash equivalents can include time deposits, high-grade commercial paper, money market funds and bankers acceptances with original maturities of three months or less. Short-term investment objectives are to minimize risk and maintain liquidity. These investments are stated at cost, which approximates fair value, because of their short duration or liquid nature. DeVry Group places its cash and temporary cash investments with high credit quality institutions. Cash and cash equivalent balances in U.S. bank accounts are generally in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. Cash and cash equivalent balances at DeVry Brasil are generally in excess of the deposit insurance limits for Brazilian banks. DeVry Group has not experienced any losses on its cash and cash equivalents.

Management periodically evaluates the creditworthiness of the security issuers and financial institutions with which it invests and maintains deposit accounts.

Financial Aid and Restricted Cash

Financial aid and assistance programs, in which most American University of the Caribbean School of Medicine (“AUC”), Ross University School of Medicine (“RUSM”), Ross University School of Veterinary Medicine (“RUSVM”), Chamberlain College of Nursing (“Chamberlain”), Carrington College (“Carrington”), DeVry Brasil and DeVry University students participate are subject to political and governmental budgetary considerations. There is no assurance that such funding will be maintained at current levels. Extensive and complex regulations in the United States, Canada and Brazil govern all of the government financial assistance programs in which students participate. Administration of these programs is periodically reviewed by various regulatory agencies. Any regulatory violation could be the basis for disciplinary action, which could include the suspension, limitation or termination from such financial aid programs.

A significant portion of revenue is received from students who participate in government financial aid and assistance programs. Restricted cash represents amounts received from the federal and state governments under various student aid grant and loan programs and such restricted funds are held in separate bank accounts. Once the financial aid authorization and disbursement process for the student has been completed, the funds are transferred to unrestricted accounts, and these funds then become available for use in DeVry Group’s operations. This authorization and disbursement process that precedes the transfer of funds generally occurs within the period of the academic term for which such funds were authorized.

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

Estimates of DeVry Group’s expected refunds are determined at the outset of each academic term, based upon actual experience in previous terms, and monitored and adjusted as necessary within the term. If a student leaves school prior to completing a term, federal, state and/or Canadian provincial regulations and accreditation criteria permit DeVry Group to retain only a set percentage of the total tuition received from such student, which varies with, but generally equals or exceeds, the percentage of the term completed by such student. Payment amounts received by DeVry Group in excess of such set percentages of tuition are refunded to the student or the appropriate funding source. All refunds are netted against revenue during the applicable academic term. Provisions for refunds were $9.5 million and $18.5 million for the three and six months ended December 31, 2014, respectively, and $9.0 million and $17.4 million for the three and six months ended December 31, 2013, respectively.

The allowance for uncollectible accounts is determined by analyzing the current aging of accounts receivable and historical loss rates on collections of accounts receivable. In addition, management considers projections of future receivable levels and collection loss rates. We monitor the inputs to this analysis periodically throughout the year. Provisions required to maintain the allowance at appropriate levels are charged to expense in each period as required. Provisions for uncollectible accounts, which are included in the Cost of Educational Services in the Consolidated Statements of Income, for the three and six months ended December 31, 2014 were $15.5 million and $27.5 million, respectively, and for the three and six months ended December 31, 2013 were $10.4 million and $19.9 million, respectively. The increase in the provision was the result of a larger number of DeVry University undergraduate students departing their programs compared to the prior year. These accounts are reserved at a higher rate based on historical collection loss experience.

Reserves related to refunds and uncollectible accounts totaled $61.6 million and $44.4 million at December 31, 2014 and 2013, respectively.

Sales of textbooks, electronic course materials, and other educational products, including training services and the Becker self-study products, are included in Other Educational Revenue in the Consolidated Statements of Income. Textbook, electronic course materials and other educational product revenue is recognized when the sale occurs. Revenue from training services, which are generally short-term in duration, is recognized when the training service is provided. In addition, fees from international licensees of the Becker programs are included in Other Educational Revenue and recognized when confirmation of course delivery is received.

Internal-Use Software Development Costs

DeVry Group capitalizes certain internal-use software development costs that are amortized using the straight-line method over the estimated lives of the software, not to exceed seven years. Capitalized costs include external direct costs of equipment, materials and services consumed in developing or obtaining internal-use software and payroll-related costs for employees directly associated with the internal-use software development project. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized internal-use software development costs for projects not yet complete are included as Construction in Progress in the Land, Building and Equipment section of the Consolidated Balance Sheets. Costs capitalized during the three and six months ended December 31, 2014 were approximately $0.3 million and $0.6 million, respectively. Costs capitalized during the three and six months ended December 31, 2013 were approximately $0.3 million and $0.5 million, respectively. As of December 31, 2014 and 2013, the net balance of capitalized software development costs was $39.4 million and $54.1 million, respectively.

Impairment of Long-Lived Assets

DeVry Group evaluates the carrying amount of its significant long-lived assets whenever changes in circumstances or events indicate that the value of such assets may not be fully recoverable. Events that may trigger an impairment analysis could include a decision by management to exit a market or a line of business or to consolidate operating locations. In fiscal years 2015 and 2014, management consolidated operations at several DeVry University, Chamberlain and Carrington locations. These decisions resulted in the pre-tax write-off of approximately $3.0 million of leasehold improvements and equipment during the three and six months ended December 31, 2014, and $0.8 million and $1.5 million during the three and six months ended December 31, 2013, respectively. These write-offs are included in Restructuring Expenses in the Consolidated Statements of Income (see “Note 10-Restructuring Charges”). For a discussion of the impairment of goodwill and intangible assets see “Note 9-Intangible Assets”.

Perkins Program Fund

DeVry University is required under U.S. federal aid program regulations to make contributions to the Perkins Student Loan Fund, most recently at a rate equal to 33% of new contributions by the U.S. federal government. No new U.S. federal contributions were received in the first six months of fiscal year 2015 or in fiscal year 2014. DeVry Group carries its investment in such contributions at original value, net of allowances for expected losses on loan collections, of $2.6 million at December 31, 2014 and 2013. The allowance for future loan losses is based upon an analysis of actual loan losses experienced since the inception of the program. As previous borrowers repay their Perkins loans, their payments are used to fund new loans, thus creating a revolving loan fund. The U.S. federal contributions to this revolving loan program do not belong to DeVry Group and are not recorded in its financial statements. Under current law, upon termination of the program by the U.S. federal government or withdrawal from future program participation by DeVry University, subsequent student loan repayments would be divided between the U.S. federal government and DeVry University to satisfy their respective cumulative contributions to the fund.

Foreign Currency Translation

The financial position and results of operations of the RUSM and RUSVM and the AUC Caribbean operations are measured using the U.S. dollar as the functional currency. As such, there is no translation gain or loss associated with these operations. DeVry Brasil’s operations, DeVry Group’s Canadian operations and Becker’s international operations are measured using the local currency as the functional currency. Assets and liabilities of these entities are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Income and expense items are translated at monthly average rates of exchange. The resultant translation adjustments are included in the component of Shareholders’ Equity designated as Accumulated Other Comprehensive Loss. Transaction gains or losses during the three and six months ended December 31, 2014 and 2013 were not material.

Noncontrolling Interest

DeVry Group maintains a 96.3% ownership interest in DeVry Brasil with the remaining 3.7% owned by members of the current DeVry Brasil senior management group. Prior to the June 2013 purchase of additional DeVry Brasil stock, DeVry Group’s ownership percentage was 83.5%. Beginning July 1, 2015, DeVry Group has the right to exercise a call option and purchase any remaining DeVry Brasil stock from DeVry Brasil management. Likewise, DeVry Brasil management has the right to exercise a put option and sell its remaining ownership interest in DeVry Brasil to DeVry Group. Since the put option is out of the control of DeVry Group, authoritative guidance requires the noncontrolling interest, which includes the value of the put option, to be displayed outside of the equity section of the consolidated balance sheet.

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

The following is a reconciliation of the noncontrolling interest balance (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Balance at Beginning of period	$6,617	$5,890	$6,393	$854
Net Income Attributable to Noncontrolling Interest	389	253	386	208
Accretion of Noncontrolling Interest Put Option	1,133	(168)	1,360	4,913
Balance at End of period	$8,139	$5,975	$8,139	$5,975

Earnings per Common Share

Basic earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of common shares outstanding during the period plus unvested participating restricted share units. Diluted earnings per share is computed by dividing net income attributable to DeVry Group by the weighted average number of shares assuming dilution. Dilutive shares are computed using the Treasury Stock Method and reflect the additional shares that would be outstanding if dilutive stock options were exercised during the period. Excluded from the computations of diluted earnings per share were options to purchase 624,000 and 810,000 shares of common stock for the three and six months ended December 31, 2014, respectively, and 2,298,000 and 2,158,000 shares of common stock for the three and six months ended December 31, 2013, respectively. These outstanding options were excluded because the option exercise prices were greater than the average market price of the common shares or the assumed proceeds upon exercise under the Treasury Stock Method resulted in the repurchase of more shares than would be issued; thus, their effect would be anti-dilutive.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Weighted Average Shares Outstanding	63,876	63,282	63,812	63,170
Unvested Participating Restricted Shares	765	914	813	896
Basic Shares	64,641	64,196	64,625	64,066
Effect of Dilutive Stock Options	829	523	863	550
Diluted Shares	65,470	64,719	65,488	64,616

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

The Accumulated Other Comprehensive Loss balance at December 31, 2014, consists of $44.3 million of cumulative translation losses ($42.7 million attributable to DeVry Group and $1.6 million attributable to noncontrolling interests) and $0.2 million of unrealized gains on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group. At December 31, 2013, this balance consisted of $25.6 million of cumulative translation losses ($24.7 million attributable to DeVry Group and $0.9 million attributable to noncontrolling interests) and $0.1 million of unrealized losses on available-for-sale marketable securities, net of tax of $0.1 million and all attributable to DeVry Group.

Advertising Expense

Advertising costs are recognized as expense in the period in which materials are purchased or services are performed. Advertising expense, which is included in Student Services and Administrative Expense in the Consolidated Statements of Income, was $65.6 million and $131.8 million for the three and six months ended December 31, 2014, respectively, and $67.8 million and $140.8 million for the three and six months ended December 31, 2013, respectively.

Restructuring and Other Charges

DeVry Group financial statements include charges related to reduced enrollments at some of its institutions. Management is reducing DeVry Group’s cost structure to align with these reduced enrollments. Such charges include severance and related benefits for reductions in staff and voluntary separation plans and real estate consolidation charges. These charges include early lease termination or cease-of-use costs and losses on disposals of property and equipment (see “Note 10-Restructuring Charges”).

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

Reclassifications

The previously reported amounts in the December 31, 2013 Consolidated Balance Sheet for Prepaid Expenses and Other of $42.6 million and Refundable Income Taxes of $7.0 million have been combined as Prepaid Expenses and Other to conform to the current presentation format. These reclassifications had no effect on reported net income.

NOTE 3:   DISCONTINUED OPERATIONS

In December 2013, the assets of DeVry Group’s Advanced Academics Inc. (“AAI”) subsidiary, which had previously been disclosed as “held for sale” were divested. These assets were sold for $2.0 million, which approximated the recorded net book value of the assets on the date of sale.

The operating results of AAI are separately disclosed in the Consolidated Statements of Income as “Discontinued Operations – Loss from Operations of Divested Component”. The following is a summary of operating results of the discontinued operations for the three and six months ended December 31, 2013 and 2014 (in thousands).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Loss from Operations of Divested Component	$-	$(1,084)	$-	$(3,931)
Asset Impairment Charge and Gain on Sale	-	372	-	(13,105)
Restructuring Expense	-	(675)	-	(675)
Income Tax Benefit	-	467	-	1,463
Loss from Discontinued Operations, Net of Income Taxes	$-	$(920)	$-	$(16,248)

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

DeVry Group accounts for stock-based compensation granted to retirement eligible employees that fully vests upon an employee’s retirement under the non-substantive vesting period approach. Under this approach, the entire compensation cost is recognized at the grant date for stock-based grants issued to retirement eligible employees.

At December 31, 2014, 9,798,238 authorized but unissued shares of common stock were reserved for issuance under DeVry Group’s stock incentive plans.

For non-retirement eligible employees, stock-based compensation cost is measured at grant date based on the fair value of the grant, and is recognized as expense over the employee requisite service period, reduced by an estimated forfeiture rate.

The following is a summary of options activity for the six months ended December 31, 2014:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2014	3,362,287	$33.09
Options Granted	238,100	43.53
Options Exercised	(226,079)	28.41
Options Forfeited	(32,564)	25.06
Options Expired	(9,930)	42.47
Outstanding at December 31, 2014	3,331,814	34.21	5.90	$46,887
Exercisable at December 31, 2014	2,243,360	$36.46	4.71	$27,386

The following is a summary of stock appreciation rights activity for the six months ended December 31, 2014:

			Weighted
	Stock	Weighted	Average	Aggregate
	Appreciation	Average	Remaining	Intrinsic
	Rights	Exercise	Contractual	Value
	Outstanding	Price	Life in Years	($000)
Outstanding at July 1, 2014	118,065	$42.87
Rights Granted	-	-
Rights Exercised	-	-
Rights Canceled	-	-
Outstanding at December 31, 2014	118,065	42.87	4.70	$728
Exercisable at December 31, 2014	103,874	$45.25	3.70	$541

The total intrinsic value of options exercised for the six months ended December 31, 2014 and 2013 was $3.7 million and $1.8 million, respectively.

The fair value of DeVry Group’s stock option grants was estimated using a binomial model. This model uses historical cancellation and exercise experience of DeVry Group to determine the option value. It also takes into account the illiquid nature of employee options during the vesting period.

The weighted average estimated grant date fair values for options granted at market price under DeVry Group’s stock-based incentive plans during the first six months of fiscal years 2015 and 2014 were $17.94 and $11.68, per share, respectively. The fair value of DeVry Group’s stock option grants were estimated assuming the following weighted average assumptions:

	Fiscal Year
	2015	2014
Expected Life (in Years)	6.73	6.58
Expected Volatility	42.04%	43.76%
Risk-free Interest Rate	2.03%	2.16%
Dividend Yield	1.03%	0.90%
Pre-vesting Forfeiture Rate	3.00%	3.00%

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

During the first six months of fiscal year 2015, DeVry Group granted 324,070 shares of restricted stock to selected employees and directors. Of these, 98,940 are performance based shares which are earned by the recipients over a three year period based on achievement of certain academic goals when a minimum level of DeVry Group return on invested capital is attained. The remaining 225,130 shares and all other previously granted shares of restricted stock are subject to restrictions which lapse ratably over one, three and four-year periods on the grant anniversary date based on the recipient’s continued service on the Board of Directors or employment with DeVry Group, or upon retirement. During the restriction period, the recipient of the non-performance based shares shall have the right to receive dividend equivalents. This right does not pertain to the performance based shares. The following is a summary of restricted stock activity for the six months ended December 31, 2014:

		Weighted
	Restricted	Average
	Stock	Grant Date
	Outstanding	Fair Value
Nonvested at July 1, 2014	1,119,766	$26.49
Shares Granted	325,090	$43.77
Shares Vested	(357,376)	$30.26
Shares Forfeited	(40,440)	$30.10
Nonvested at December 31, 2014	1,047,040	$31.01

The weighted average estimated grant date fair values for restricted stock granted at market price under DeVry Group’s stock-based incentive plans during the first six months of fiscal years 2015 and 2014 were $43.77 and $28.32, per share, respectively.

The following table shows total stock-based compensation expense included in the Consolidated Statements of Income (in thousands):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Cost of Educational Services	$1,283	$1,294	$3,050	$3,155
Student Services and Administrative Expense	2,726	2,750	6,480	6,705
	4,009	4,044	9,530	9,860
Income Tax Benefit	(1,409)	(1,392)	(3,451)	(3,338)
Net Stock-Based Compensation Expense	$2,600	$2,652	$6,079	$6,522

As of December 31, 2014, $28.6 million of total pre-tax unrecognized compensation costs related to non-vested grants is expected to be recognized over a weighted average period of 2.4 years. The total fair value of options and shares vested during the three months ended December 31, 2014 and 2013 was approximately $17.5 million and $14.5 million, respectively.

There were no capitalized stock-based compensation costs at December 31, 2014 and 2013.

DeVry Group has an established practice of issuing new shares of common stock to satisfy share option exercises. However, DeVry Group also may issue treasury shares to satisfy option exercises under certain of its plans.

NOTE 5: FAIR VALUE MEASUREMENTS

DeVry Group has elected not to measure any assets or liabilities at fair value other than those required to be measured at fair value on a recurring basis. Assets measured at fair value on a non-recurring basis include goodwill and intangible assets and assets of businesses where the long-term value of the operations have been impaired. Management has fully considered all authoritative guidance when determining the fair value of DeVry Group’s financial assets as of December 31, 2014.

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

Assets measured at fair value in circumstances where the long-term value of a business has been impaired include the assets of AAI. During the first quarter of fiscal year 2014, it was determined that net assets of the AAI reporting unit had been impaired. This determination was made after review of third party offers to purchase the assets of the business. To determine the fair value of the AAI assets, management incorporated assumptions that a reasonable market participant would use regarding the impact of the current operating losses and the increased uncertainty impacting future operations. We used significant unobservable inputs (Level 3) in our analysis including third party offers received to acquire the assets of AAI along with estimated costs to dispose of the assets. Based on this analysis, the fair market value of the AAI assets less the costs to sell was determined to be approximately $2.0 million which was approximately $13.5 million less than the carrying value.  As a result, management recorded a pre-tax $13.5 million asset impairment charge in the first quarter of fiscal year 2014. The assets of this business were sold in December 2013 for $2.0 million. See “Note 3 - Discontinued Operations” for further discussions on AAI.

The following tables present DeVry Group’s assets and liabilities at December 31, 2014, that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy (in thousands).

	Level 1	Level 2	Level 3
Cash and Cash Equivalents	$379,965	$-	$-
Available for Sale Investments:
Marketable Securities, short-term	3,520	-	-
Total Financial Assets at Fair Value	$383,485	$-	$-

Cash Equivalents and investments in short-term Marketable Securities are valued using a market approach based on the quoted market prices of identical instruments.

The fair value of the institutional loans receivable included in Accounts Receivable, Net and Other Assets on the Consolidated Balance Sheet as of December 31, 2014 is estimated by discounting the future cash flows using current rates for similar arrangements. As of December 31, 2014, the carrying value and the estimated fair value of these financial instruments was approximately $45.4 million. See “Note 6 - Financing Receivables” for further discussion on these institutional loans receivable.

As of and for the six months ended December 31, 2014, there were no assets or liabilities measured at fair value using Level 3 inputs. Below is a roll-forward of accrued contingent liabilities measured at fair value using Level 3 inputs for the three and six months ended December 31, 2013 (dollars in thousands). The amount recorded as foreign currency translation gain for the three and six months ended December 31, 2013 is classified as student services and administrative expense in the Consolidated Statements of Income (Loss).

	Three Months Ended December 31, 2013	Six Months Ended December 31, 2013
Balance at Beginning of Period	$2,519	$2,509
Total Realized Gains (Losses) Included in Income:
Foreign Currency Translation Changes	(148)	(138)
Balance at End of Period	$2,371	$2,371

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

The following table details the institutional loan balances along with the related allowances for credit losses as of December 31, 2014 and 2013 (in thousands).

	As of December 31,
	2014		2013
Gross Institutional Student Loans		$66,048		$62,187

Allowance for Credit Losses

Balance at Beginning of Period	$(19,897)		$(18,897)
Charge-offs	4,863		5,081
Recoveries	(446)		(323)
Additional Provision	(5,124)		(4,596)
Balance at End of Period		(20,604)		(18,735)

Net Institutional Student Loans		$45,444		$43,452

Of the net balances above, $20.6 million and $20.1 million were classified as Accounts Receivable, Net in the Consolidated Balance Sheets at December 31, 2014 and 2013, respectively, and $26.6 million and $23.3 million, representing amounts due beyond one year, were classified in the Consolidated Balance Sheets as Other Assets at December 31, 2014 and 2013, respectively.

The following tables detail the credit risk profiles of the institutional student loan balances based on payment activity and provide an aging analysis of past due institutional student loans as of December 31, 2014 and 2013 (in thousands).

	As of December 31,
	2014	2013
Institutional Student Loans:
Performing	$47,620	$46,107
Nonperforming	18,428	16,079
Total Institutional Student Loans	$66,048	$62,187

	30-59 Days Past Due	60-89 Days Past Due	90-119 Days Past Due	Greater Than 120 Days Past Due	Total Past Due	Current	Total Institutional Student Loans
Institutional Student Loans:
December 31, 2014	$5,272	$1,781	$1,609	$18,428	$27,090	$38,958	$66,048
December 31, 2013	$4,896	$1,737	$1,520	$16,079	$24,232	$37,955	$62,187

Loans are considered nonperforming if they are more than 120 days past due. At December 31, 2014, nonperforming loans totaled $18.4 million, of which $17.1 million had a specific allowance for credit losses. At December 31, 2013 nonperforming loans totaled $16.0 million, of which $10.3 million had a specific allowance for credit losses.

NOTE 7: DIVIDENDS AND SHARE REPURCHASE PROGRAMS

The dividend paid on December 26, 2014 of $11.6 million was recorded as a reduction to retained earnings as of December 31, 2014. Future dividends will be at the discretion of the Board of Directors.

DeVry Group has repurchased shares under the following programs as of December 31, 2014:

Date	Shares	Total Cost
Authorized	Repurchased	(millions)
November 15, 2006	908,399	$35.0
May 13, 2008	1,027,417	50.0
November 11, 2009	972,205	50.0
August 11, 2010	1,103,628	50.0
November 10, 2010	968,105	50.0
May 20, 2011	2,396,143	100.0
November 2, 2011	3,478,299	100.0
August 29, 2012	978,952	31.8
Totals	11,833,148	$466.8

On August 29, 2012, the DeVry Group Board of Directors (“Board”) authorized an eighth share repurchase program, which allowed DeVry Group to repurchase up to $100 million of its common stock through December 31, 2014. This program commenced in November 2012. Repurchases under this program were suspended in May 2013. In August 2014, the Board approved the extension of the eighth share repurchase program through December 31, 2015, and authorized the recommencement of repurchases under the program which began in September 2014. A total of 249,664 shares were repurchased during the six months ended December 31, 2014 for $11.5 million. As of December 31, 2014, the total remaining authorization under this eighth repurchase program was $68.2 million. The timing and amount of any repurchase will be determined based on evaluation of market conditions and other factors. These repurchases may be made through the open market, including block purchases, in privately negotiated transactions, or otherwise. The buyback will be funded through available cash balances and/or borrowings and may be suspended or discontinued at any time.

Shares of stock repurchased under the programs are held as treasury shares. These repurchased shares have reduced the weighted average number of shares of common stock outstanding for basic and diluted earnings per share calculations.

NOTE 8: BUSINESS COMBINATIONS

Faculdade Martha Falcao

On October 1, 2014, DeVry Educacional do Brasil S/A (f/k/a Fanor-Faculdades Nordeste S/A) (“DeVry Brasil”), a subsidiary of DeVry Group, completed the acquisition of Faculdade Martha Falcao (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.4 million in cash, in exchange for the stock of FMF. The majority of payments were made in the second quarter of fiscal year 2015, with payments of approximately $1.6 million required over the succeeding two years. FMF serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering. The FMF acquisition further expands DeVry Brasil’s presence in the northeast and now the northern areas of the country. Including FMF, DeVry Brasil serves more than 36,000 students in thirteen campuses across northeastern and north Brazil.

The operations of FMF are included in DeVry Group’s International and Professional Education segment. The results of FMF’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

At Oct 1, 2014
Current Assets	$890
Property and Equipment	1,505
Other Long-term Assets	36
Intangible Assets	5,249
Goodwill	10,115
Total Assets Acquired	17,795
Liabilities Assumed	7,954
Net Assets Acquired	$9,841

Goodwill, which represents the excess of cost over the fair value of the net tangible and intangible assets acquired, was all assigned to the DeVry Brasil reporting unit which is classified within the International and Professional Education segment. Factors that contributed to a purchase price resulting in the recognition of goodwill include FMF’s strategic fit into DeVry Group’s expanding presence in north and northeast Brazil, the reputation of the educational programs and the acquired assembled workforce. None of the goodwill acquired is expected to be deductible for income tax purposes. Of the $5.2 million of acquired intangible assets, $4.1 million was assigned to Accreditations and $1.0 million was assigned to Trade Names, both of which have been determined not to be subject to amortization. The remaining acquired intangible asset was determined to be subject to amortization with an average useful life of approximately two years. Its value and estimated useful life by asset type is as follows (dollars in thousands):

	At Oct 1, 2014
	Value Assigned	Estimated Useful Life
Curriculum	$121	2 years

There is no pro forma presentation of operating results for this acquisition due to the insignificant effect on consolidated operations.

Faculdade Diferencial Integral

On July 1, 2013, DeVry Brasil acquired the stock of Faculdade Diferencial Integral (“Facid”), located in the state of Piaui, Brazil, for approximately $16.1 million in cash. In addition, DeVry Brasil is required to make additional aggregate payments of approximately $9.0 million over the next three years. Facid serves approximately 2,900 students at two campuses in the city of Teresina, and offers degree programs primarily in healthcare, including a Doctor of Medicine (M.D.) program. Facid also offers undergraduate degrees in other healthcare fields such as nursing, pharmacy, and dentistry, as well as a law program.

The operations of Facid are included in DeVry Group’s International and Professional Education segment. The results of Facid’s operations have been included in the Consolidated Financial Statements of DeVry Group since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands).

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

Intangible assets consist of the following (in thousands):

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Weighted Avg. Amortization Period
Amortizable Intangible Assets:
Student Relationships	$79,814	$(78,725)	(a)
Customer Relationships	3,438	(1,215)	12 Years
Non-compete Agreements	2,475	(2,052)	5 Years
Curriculum/Software	3,152	(2,384)	(b)
Outplacement Relationships	3,900	(1,634)	15 Years
Clinical Agreements	489	(49)	15 Years
Trade Names	5,435	(4,829)	8.5Years
Total	$98,702	$(90,888)
Indefinite-lived Intangible Assets:
Trade Names	$41,101
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	42,161
Total	$281,346

(a)	The total weighted average estimated amortization period for Student Relationships is 6 years for Faculdade Boa Viagem ("FBV"), 5 years for Centro Universitario do Vale do Ipojuca ("Unifavip") and 4 years for AUC.
(b)	The total weighted average estimated amortization period for Curriculum is 5 years for Becker and 2 years for DeVry Brasil.

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization
Amortizable Intangible Assets:
Student Relationships	$81,619	$(76,130)
Customer Relationships	3,554	(813)
Non-compete Agreements	2,517	(1,859)
Curriculum/Software	5,648	(4,424)
Outplacement Relationships	3,900	(1,309)
Trade Names	5,838	(4,828)
Clinical Agreements	585	(10)
Total	$103,661	$(89,373)

Indefinite-lived Intangible Assets:
Trade Names	$40,894
Trademark	1,645
Ross Title IV Eligibility and Accreditations	14,100
Intellectual Property	13,940
Chamberlain Title IV Eligibility and Accreditations	1,200
Carrington Title IV Eligibility and Accreditations	67,200
AUC Title IV Eligibility and Accreditations	100,000
DeVry Brasil Accreditation	45,152
Total	$284,131

Amortization expense for amortized intangible assets was $0.5 million and $1.3 million for the three and six months ended December 31, 2014, respectively, and $1.7 million and $3.3 million for the three and six months ended December 31, 2013, respectively. Estimated amortization expense for amortizable intangible assets for the next five fiscal years ending June 30, by reporting unit, is as follows (in thousands):

Fiscal Year	AUC	Becker	DeVry Brasil	Carrington	Total
2015	$387	$907	$912	$260	$2,466
2016	-	874	619	260	1,753
2017	-	615	290	260	1,165
2018	-	344	150	260	754
2019	-	344	150	260	754
Thereafter	-	675	382	1,096	2,151

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

In accordance with U.S. GAAP, goodwill and indefinite-lived intangibles arising from a business combination are not z`amortized and charged to expense over time. Instead, these assets must be reviewed annually for impairment or more frequently if circumstances arise indicating potential impairment. This annual impairment review was most recently completed on May 31, 2014. As of the May 31, 2014 impairment review, there was no impairment loss associated with recorded goodwill or indefinite-lived intangible assets for any reporting unit, as estimated fair values exceeded the carrying amounts.

Management considers certain triggering events when evaluating whether an interim impairment analysis is warranted. Among these would be a significant long-term decrease in the market capitalization of DeVry Group based on events specific to DeVry Group’s operations. Deteriorating operating results and current period and projected future operating results that negatively differ from the operating plans used in the most recent impairment analysis are also triggering events that could be cause for an interim impairment review. In its analysis of triggering events management also considers changes in the accreditation, regulatory or legal environment; increased competition; innovation changes and changes in the market acceptance of our educational programs and the graduates of those programs, among others. Management concluded that no triggering event had occurred during the first six months of fiscal year 2015.

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

Though the DeVry University reporting unit experienced a decline in revenue in the first six months of fiscal year 2015 as compared to the first six months of fiscal year 2014, management did not believe business conditions had deteriorated such that it was more likely than not that the fair value was below carrying value for this reporting unit or its associated indefinite-lived intangible assets during the first six months of fiscal year 2015. At DeVry University, which carries a goodwill balance of $22.2 million and intangible assets of $1.6 million, revenue declined in the first six months of fiscal year 2015 by approximately 12% from the year-ago period but operating earnings before special charges in the first six months of fiscal year 2015 improved by $6.3 million from the year-ago period. These results were achieved through an emphasis on cost control to offset the decline in revenue. The revenue decline at DeVry University was primarily the result of a decline in undergraduate student enrollments and graduate coursetakers due to lower demand among the university’s target segment of students, believed to be driven by heightened competition, the availability of lower cost degrees, perceptions of the value of a college degree and increased reluctance to take on debt. To improve performance, management continues to execute a turnaround and transformation plan at DeVry University which includes:

•	Attracting the right students into strong programs;
•	Reducing DeVry University’s cost structure, while striving to maintain and even enhance its service to students;
•	Regaining DeVry University’s technology edge; and
•	Developing and supporting the team to drive execution.

The plan starts with a programmatic focus. This means ensuring each program is designed to best meet the needs of DeVry University’s students and employers and better communicating each programs’ value proposition to the market. DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students. This programmatic focus is designed to improve student outcomes, stabilize enrollments and position DeVry University to compete more effectively.

Management has built the teams necessary to support the programmatic focus and increase decision-making speed. Management has narrowed its programmatic verticals to three: Business & Management; Engineering & Information Sciences; and Emerging Programs. Each vertical has a focused team with responsibility for enrollment, market research, program features and quality, and successful student outcomes. This programmatic focus is intended to find those programs where DeVry University can differentially invest to increase enrolments.

DeVry University’s plan to stabilize enrollments includes pricing optimization. A key element of pricing optimization is the strategic use of scholarships to enhance the value proposition we provide our students. DeVry University scholarships have two objectives: attracting new students and improving student persistence. An example of this scholarship initiative is DeVry University’s new degree-completer scholarship which is offered to students who have prior college credits but no degree. Management believes DeVry University’s focused degree-completer programs, along with a pricing strategy that meets students’ needs, will help students achieve their goals of finishing their education.

Tuition rates for fiscal year 2015 at DeVry University remain unchanged from those of fiscal year 2014. Further, management implemented the DeVry University Fixed Tuition Promise. This is a guarantee to each DeVry University student that his or her tuition rate will not increase as for long as he or she is a continuing student. However, in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from 7 hours to 8.

Management is also finding ways to be more effective in marketing and recruiting efforts to reduce the total cost per new student. DeVry University’s marketing strategy is shifting toward more digital and social channels and its website. During the second quarter of fiscal 2015, DeVry University launched a new website. The new site improves the student experience through better, more-intuitive navigation.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 15 campus locations and completed 13 campus size reductions. There are plans for additional closures and space reductions in the remainder of fiscal year 2015. DeVry University operates 83 campus locations as of the commencement of the January 2015 session.

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

At December 31, 2014, intangible assets from business combinations totaled $289.2 million, and goodwill totaled $519.7 million. Together, these assets equaled approximately 41% of total assets as of such date, and any impairment could significantly affect future results of operations.

The table below summarizes goodwill balances by reporting unit as of December 31, 2014 (in thousands):

Reporting Unit	As of December 31, 2014
American University of the Caribbean	$68,321
Ross University School of Medicine and Ross University School of Veterinary Medicine	237,173
Chamberlain College of Nursing	4,716
Carrington College	98,784
DeVry Brasil	55,803
Becker Professional Education	32,755
DeVry University	22,196
Total	$519,748

The table below summarizes goodwill balances by reporting segment as of December 31, 2014 (in thousands):

Reporting Segment:	As of December 31, 2014
Medical and Healthcare	$408,994
Business, Technology and Management	22,196
International and Professional Education	88,558
Total	$519,748

The table below summarizes the changes in the carrying amount of goodwill, by segment as of December 31, 2014 (in thousands):

	Medical and Healthcare	Business, Technology and Management	International and Professional Education	Total
Balance at June 30, 2012	$462,088	$22,196	$65,677	$549,961
Acquisitions	-	-	16,120	16,120
Impairments	(53,094)	-	-	(53,094)
Foreign currency exchange rate changes			(4,050)	(4,050)
Balance at June 30, 2013	$408,994	$22,196	$77,747	$508,937
Acquisitions	-	-	9,675	9,675
Foreign currency exchange rate changes	-	-	1,267	1,267
Balance at June 30, 2014	$408,994	$22,196	$88,689	$519,879
Acquisitions	-	-	10,115	10,115
Foreign currency exchange rate changes	-	-	(10,246)	(10,246)
Balance at December 31, 2014	$408,994	$22,196	$88,558	$519,748

The net decrease in the goodwill balance from June 30, 2014 in the International and Professional Education segment is the result of changes in the value of the Brazilian Real and British Pound Sterling as compared to the U.S. dollar. This was partially offset by the addition of goodwill of $10.1 million from the acquisition of FMF. . See “Note 8- Business Combinations” for further explanation of the acquisition of FMF. Since DeVry Brasil and Becker Europe goodwill is recorded in each group’s respective local currency, fluctuations in the respective local currency’s value in relation to the U.S. dollar will cause changes in the balance of this asset.

The table below summarizes the indefinite-lived intangible asset balances by reporting segment as of December 31, 2014 (dollars in thousands):

Reporting Segment	As of December 31, 2014
Medical and Healthcare	$204,700
International and Professional Educational	75,001
Business, Technology and Management	1,645
Total	$281,346

Total indefinite-lived intangible assets decreased by $3.9 million from June 30, 2014. The decrease is the result of changes in the value of the Brazilian Real as compared to the U.S. dollar. The decrease was partially offset by the addition of $5.1 million of indefinite-lived intangible assets associated with the acquisition of FMF. Since DeVry Brasil intangible assets are recorded in the local Brazilian currency, fluctuations in the value of the Brazilian Real in relation to the U.S. dollar will cause changes in the balance of these assets.

NOTE 10:  RESTRUCTURING CHARGES

During the second quarter and first six months of fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $10.2 million and $11.3 million, respectively. Also, in the first quarter of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”). These actions reduced DeVry University’s workforce by 114 total positions and resulted in pre-tax charges of $12.2 million during the first six months of fiscal year 2015 for severance pay and benefits for these employees. Restructuring charges were allocated to segment costs in the first six months of fiscal year 2015 as follows: $1.9 million to Medical and Healthcare and $21.5 million to Business Technology and Management.

During the second quarter of fiscal year 2014, DeVry Medical International and Carrington recorded charges related to real estate consolidations of $0.3 million and $4.4 million, respectively. During the first quarter of fiscal year 2014, DeVry Group implemented a RIF that resulted in a pre-tax charge of $10.4 million that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $1.2 million were recorded in the first quarter of fiscal year 2014. Restructuring charges were allocated to segment costs in the first six months of fiscal year 2014 as follows: $7.9 million to Business Technology and Management, $5.5 million to Medical and Healthcare, $2.9 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 14 - Segment Information” to the consolidated financial statements of this Form 10-Q.

During fiscal year 2014, DeVry Group implemented a VSP and a RIF that reduced its workforce by approximately 270 positions primarily at DeVry University and the DeVry Group home office. This resulted in a pre-tax charge of $14.0 million in fiscal year 2014 that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $18.7 million were recorded during fiscal year 2014. These restructuring costs were allocated to the following DeVry Group segments: $7.9 million to Medical and Healthcare; $0.2 million to International and Professional Education; $21.7 million to Business, Technology and Management; and $2.9 million to the DeVry Group home office.

The following table summarizes the separation and restructuring plan activity for the fiscal years 2015 and 2014, for which cash payments are required (dollars in millions):

Liability balance at June 30, 2013	$13.2
Increase in liability (separation and other charges)	30.0
Reduction in liability (payments and adjustments)	(21.9)

Liability balance at June 30, 2014	21.3
Increase in liability (separation and other charges)	20.2
Reduction in liability (payments and adjustments)	(12.6)
Liability balance at December 31, 2014	$28.9

The remaining liability balances as of December 31, 2014 primarily represent rent accruals and costs for employees that have either not yet separated from DeVry Group or their full severance has not yet been paid. All of these remaining costs are expected to be paid over the next 12 months except for rent charges which may be paid out for periods of up to nine years.

NOTE 11: INCOME TAXES

Taxes on income from continuing operations were 12.5% and 14.0% for the second quarter and first six months of fiscal year 2015, respectively, compared to 14.7% and 15.1% for the second quarter and first six months of fiscal year 2014. During the quarter DeVry Group’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a one-year period for tax years beginning after January 1, 2014 through December 31, 2014. DeVry Group’s effective income tax rate also reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax programs. AUC’s effective tax rate reflects benefits derived from investment programs. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from some local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group has not recorded a U.S. federal or state tax provision for the undistributed earnings of its international subsidiaries. It is DeVry Group’s intention to indefinitely reinvest accumulated cash balances, future cash flows and post-acquisition undistributed earnings and profits to improve the facilities and operations of its international schools and pursue future opportunities outside the United States. In accordance with this plan, cash held by the international subsidiaries will not be available for general company purposes and under current laws will not be subject to U.S. taxation. As of December 31, 2014 and 2013, cumulative undistributed earnings attributable to international operations were approximately $711 million and $579 million, respectively.

As of December 31, 2014 the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of tax benefits, was $8.2 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $8.2 million. As of December 31, 2013, the total amount of gross unrecognized tax benefits for uncertain tax positions, including positions impacting only the timing of benefits, was $9.1 million and, if recognized, the total amount would impact the effective tax rate.

We expect that our unrecognized tax benefits will decrease during fiscal year 2015. During the first six months of fiscal year 2015 the balance decreased by approximately $2 million due to the settlement of various audits and the lapsing of statutes of limitation. We estimate an additional decrease in the balance by $1 million to $2 million in the next 12 months. DeVry Group classifies interest and penalties on tax uncertainties as a component of the provision for income taxes. The total amount of interest and penalties accrued as of December 31, 2014 and June 30, 2014 was $1.4 million.

NOTE 12: DEBT

DeVry Group had no outstanding borrowings under its credit facility at December 31, 2014 and December 31, 2013. DeVry Group does have liabilities recorded for deferred purchase price agreements with sellers related to the purchases of FBV, Facid, Joao Pessoa and FMF (see “Note 8 - Business Combinations” for discussion of the Facid and FMF acquisitions). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as various conditions of the purchase are met.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 10, 2016. The facility provides aggregate commitments including borrowings and letters of credit up to $400 million and at the request of DeVry Group, the maximum borrowings and letters of credit can be increased to $550 million with bank approval. There are no required principal payments under this revolving credit agreement and all borrowings and letters of credit mature in May 2016. As a result of the agreement extending beyond one year, any borrowings would be classified as long-term with the exception of amounts expected to be repaid in the 12 months subsequent to the balance sheet date. DeVry Group letters of credit outstanding under this agreement were $7.8 million as of December 31, 2014, and were $13.2 million as of December 31, 2013. As of December 31, 2014, if there were outstanding borrowings under this agreement they would bear interest, payable quarterly or upon expiration of the interest rate period, at prime rate plus 0.75% or at LIBOR plus 1.75%, at the option of DeVry Group. As of December 31, 2014, DeVry Group is charged an annual fee equal to 0.125% of the undrawn face amount of the outstanding letters of credit under the agreement, payable quarterly. The agreement also requires payment of a commitment fee equal to 0.2% of the undrawn portion of the credit facility as of December 31, 2014. The interest rate, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. Interest rate margins can be raised as high as 1.5% on prime rate loans and 2.5% on LIBOR rate loans.

The revolving credit agreement contains covenants that, among other things, require maintenance of certain financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreement and require payment of all outstanding borrowings and letters of credit. DeVry Group was in compliance with the debt covenants as of December 31, 2014.

The stock of U.S. and certain foreign subsidiaries of DeVry Group is pledged as collateral for the borrowings under the revolving credit facility.

NOTE 13:  COMMITMENTS AND CONTINGENCIES

DeVry Group is subject to lawsuits, administrative proceedings, regulatory reviews and investigations associated with financial assistance programs and other matters arising in the normal conduct of its business. The following is a description of pending legal matters that may be considered other than ordinary, routine and incidental to the business.

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and required DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. DeVry Group has cooperated fully with the subpoena. The Massachusetts CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group has cooperated fully with the CID. The timing or outcome of the aforementioned investigations, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

On January 28, 2014, DeVry Group received a CID for information from the Federal Trade Commission (“FTC”) relating to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services.  The stated nature and scope of the CID was to determine whether unnamed persons and/or entities have violated Section 5 of the Federal Trade Commission Act, 15 U.S.C. § 45, as amended and, if so, whether further FTC action would be in the public interest.  Since receiving the CID, DeVry Group has negotiated its scope with the FTC to the operations of DeVry Group’s Title IV eligible institutions, including DeVry University, and has produced, and continues to produce, responsive information. DeVry Group continues to cooperate with the FTC’s inquiry, and is presently in discussions with the FTC’s Staff regarding concerns and potential claims the Staff may recommend for consideration by more senior representatives within the FTC’s Bureau of Consumer Protection.  DeVry Group will take every opportunity to address any concerns or potential claims and demonstrate that the FTC should close its inquiry. The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

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

These segments are consistent with the method by which the Chief Operating Decision Maker (DeVry Group’s President and CEO) evaluates performance and allocates resources. Performance evaluations are based, in part, on each segment’s operating income, which is defined as income before noncontrolling interest, income taxes, interest income and expense, and certain home office-related depreciation and expenses. Income taxes, interest income and expense, and certain home office-related depreciation and expenses are reconciling items in arriving at income before income taxes for each segment. As of the first quarter of fiscal year 2015, amortization expense is included in the operating income of each segment and is no longer a reconciling item in arriving at income before income taxes for each segment. Prior year information has been restated to reflect this change. Intersegment sales are accounted for at amounts comparable to sales to nonaffiliated customers and are eliminated in consolidation. The consistent measure of segment assets excludes deferred income tax assets and certain depreciable home office assets. Additions to long-lived assets have been measured in this same manner. Reconciling items are included as home office assets. The accounting policies of the segments are the same as those described in “Note 3 — Summary of Significant Accounting Policies” to the consolidated financial statements contained in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Following is a tabulation of business segment information based on the segmentation for the three and six months ended December 31, 2014 and 2013. Home office information is included where it is needed to reconcile segment data to the consolidated financial statements (in thousands).

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Revenue:
Medical and Healthcare	$213,985	$190,447	$419,997	$366,303
International and Professional Education	61,224	61,430	114,427	105,151
Business, Technology and Management	210,337	239,913	413,978	472,222
Intersegment Revenue and Other	(666)	(521)	(1,478)	(1,495)
Total Consolidated Revenue	$484,880	$491,269	$946,924	$942,181
Operating Income:
Medical and Healthcare	$36,858	$34,408	$74,501	$58,983
International and Professional Education	10,491	15,700	15,229	16,072
Business, Technology and Management	2,172	9,947	(10,296)	(1,114)
Home Office and Other	(551)	(1,493)	(5,821)	(5,108)
Total Consolidated Operating Income	$48,970	$58,562	$73,613	$68,833
Interest Income (Expense):
Interest Income	$300	$310	$697	$893
Interest Expense	(352)	(1,052)	(745)	(2,052)
Net Interest and Other Income (Expense)	(52)	(742)	(48)	(1,159)
Total Consolidated Income from Continuing
Operations Before Income Taxes	$48,918	$57,820	$73,565	$67,674
Segment Assets:
Medical and Healthcare	$1,066,922	$1,100,815	$1,066,922	1,100,815
International and Professional Education	379,981	282,102	379,981	282,102
Business, Technology and Management	352,980	341,167	352,980	341,167
Home Office and Other	167,983	165,028	167,983	165,029
Total Consolidated Assets	$1,967,866	$1,889,113	$1,967,866	1,889,113
Additions to Long-lived Assets:
Medical and Healthcare	$14,503	$4,632	$30,276	18,928
International and Professional Education	19,467	1,684	22,211	31,541
Business, Technology and Management	1,971	3,904	3,189	7,854
Home Office and Other	1,806	1,025	3,223	3,100
Total Consolidated Additions to Long-lived Assets	$37,747	$11,245	$58,899	61,423
Reconciliation to Consolidated Financial Statements
Capital Expenditures	$21,909	$11,245	$43,061	33,426
Increase in Capital Assets from Acquisitions	1,505	-	1,505	2,037
Increase in Intangible Assets and Goodwill	14,333	-	14,333	25,960
Total Increase in Consolidated Long-lived Assets	$37,747	$11,245	$58,899	61,423
Depreciation Expense:
Medical and Healthcare	$6,630	$6,474	$13,031	12,621
International and Professional Education	1,484	566	2,953	1,114
Business, Technology and Management	9,459	11,076	18,881	21,911
Home Office and Other	1,726	2,622	6,496	5,073
Total Consolidated Depreciation	$19,300	$20,739	$41,362	40,719
Intangible Asset Amortization Expense:
Medical and Healthcare	$161	$902	$323	1,844
International and Professional Education	367	710	970	1,417
Total Consolidated Amortization	$528	$1,612	$1,293	3,261

DeVry Group conducts its educational operations in the United States, the Caribbean Islands (countries of Dominica, St. Kitts and St. Maarten), Brazil, Canada, Europe, the Middle East and the Pacific Rim. Other International revenues, which are derived principally from Canada, Europe and the Pacific Rim, were less than 5% of total revenues for the three and six months ended December 31, 2014 and 2013. Revenues and long-lived assets by geographic area are as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Revenue from Unaffiliated Customers:
Domestic Operations	$351,181	$368,271	$700,270	$718,388
International Operations:
Dominica, St. Kitts and St. Maarten	90,335	86,388	172,446	161,895
Brazil	40,079	32,905	69,427	56,426
Other	3,286	3,705	4,782	5,472
Total International	133,700	122,998	246,655	223,793
Consolidated	$484,880	$491,269	$946,924	$942,181
Long-lived Assets:
Domestic Operations	$365,224	$391,922	$365,224	$391,922
International Operations:
Dominica, St. Kitts and St. Maarten	174,841	168,249	174,841	168,249
Brazil	45,988	44,485	45,988	44,485
Other	125	235	125	235
Total International	220,955	212,968	220,955	212,968
Consolidated	$586,179	$604,891	$586,179	$604,891

No one customer accounted for more than 10% of DeVry Group's consolidated revenues.

NOTE 15:  SUBSEQUENT EVENTS

In December 2014, DeVry Brasil announced the acquisitions of Damásio Educacional (“Damásio”) for approximately $92 million and Faculdade Ideal (“Faci”) for approximately $14.6 million, both subject to purchase price adjustments. Damásio is headquartered in São Paulo and is a leader in bar exam test preparation and operates a law school. Damásio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo and Rio de Janeiro. Faci is located in Belém, Pará in northern Brazil, Faci currently serves approximately 2,500 students and offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. The acquisition of Faci was completed on January 2, 2015 and the Damásio acquisition was completed on February 2, 2015. The acquisition of Damásio establishes DeVry Brasil’s presence in São Paulo and the southeast of Brasil and the acquisition of Faci further expand DeVry Brasil’s presence in the northeast and northern areas of the country.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Through its website, DeVry Group offers (free of charge) its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other reports filed with the United States Securities and Exchange Commission. DeVry Group’s website is http://www.devryeducationgroup.com.

The following discussion of DeVry Group’s results of operations and financial condition should be read in conjunction with DeVry Group’s Consolidated Financial Statements and the related Notes thereto in Item 1, “FINANCIAL STATEMENTS” in this Quarterly Report on Form 10-Q and DeVry Group’s Consolidated Financial Statements and related Notes thereto in Item 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. DeVry Group’s Annual Report on Form 10-K includes a description of critical accounting policies and estimates and assumptions used in the preparation of DeVry Group’s financial statements. These include, but are not limited to, the use of estimates and assumptions that affect the reported amounts of assets and liabilities; revenue and expense recognition; allowance for uncollectible accounts; internally developed software; land, building and equipment; stock-based compensation; valuation of goodwill and other intangible assets; valuation of long-lived assets; and income taxes.

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

OVERVIEW

During the second quarter of fiscal year 2015, DeVry Group’s revenue and net income decreased as compared to the year-ago quarter. DeVry University and Becker Professional Education (“Becker”) revenue was down, as expected, and all other institutions grew revenue in the second quarter. Management believes that it is making progress on DeVry University’s turnaround and transformation plan, including reducing its cost structure while striving to maintain and enhance service to students. As a result of cost reduction actions, DeVry University operating income before special items increased by approximately $1.2 million from the year-ago quarter. The Becker revenue decline was driven primarily by the early summer 2014 launch of a new curriculum delivery system that allows Becker students to receive content updates on a continuous basis versus once a year. These self-study course materials are now available as soon as ordered. As a result, revenue for orders for current year materials that previously were shipped in the second quarter of the fiscal year when the updates were available were instead recognized in the first quarter of fiscal 2015. Operational and financial highlights for the second quarter of fiscal year 2015 include:

•	Chamberlain College of Nursing (“Chamberlain”) grew its revenue by nearly 30% as compared to the year-ago quarter. For the November 2014 session, total student enrollment at Chamberlain increased 32.3% to 20,807 students as compared to the same term last year. Chamberlain continues to invest in its programs, student services and campus locations.

•	The Commission on Collegiate Nursing Education (“CCNE”) re-accredited Chamberlain’s Bachelor of Science in Nursing (“BSN”) degree program for 10 years and granted our Doctor of Nursing Practice (“DNP”) degree program its first CCNE accreditation for five years. Both terms represent the maximum awarded by CCNE.

•	On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcao (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.4 million in cash, in exchange for the stock of FMF. The majority of payments were made in the second quarter of fiscal year 2015, with payments of approximately $1.6 million required over the succeeding two years. FMF serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering. The FMF acquisition further expands DeVry Brasil’s presence in the northeast and now the northern areas of the country. Including this acquisition, DeVry Brasil serves more than 36,000 students in 13 campuses across northeastern and north Brazil.

•	In December 2014, DeVry Brasil announced the acquisitions of Damásio Educacional (“Damásio”) and Faculdade Ideal (“Faci”). Damásio is headquartered in São Paulo and is a leader in bar exam test preparation and operates a law school. Damásio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo and Rio de Janeiro. Faci is located in Belém, Pará in northern Brazil, Faci serves approximately 2,500 students and offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. The acquisition of Faci was completed on January 2, 2015 and the Damásio acquisition was completed on February 2, 2015. These acquisitions continue the process of expanding DeVry Brasil’s presence in the northeast and north areas of the country and establishing a presence in São Paulo and in the southeast of Brasil.

•	DeVry Group recorded pre-tax restructuring charges of $10.2 million. These charges primarily relate to real estate consolidations. These restructuring actions were made to align our cost structure with enrollments primarily at DeVry University. During the remainder of fiscal year 2015, DeVry Group expects to continue cost control efforts. Expense reductions of at least $90 million are expected for fiscal year 2015 related to restructuring and other cost saving initiatives, primarily within DeVry University.

•	DeVry Group’s financial position remained strong, generating $92.3 million of operating cash flow during the first six months of fiscal year 2015. As of December 31, 2014, cash and cash equivalents totaled $380.0 million and there were no outstanding borrowings.

USE OF NON-GAAP FINANCIAL INFORMATION AND SUPPLEMENTAL RECONCILIATION SCHEDULE

During the second quarter and first six months of fiscal year 2015, DeVry Group recorded restructuring charges related to workforce reductions and real estate consolidations at DeVry University and real estate consolidations at Chamberlain and Carrington in order to align its cost structure with enrollments.  During the second quarter and first six months of fiscal year 2014, DeVry Group recorded restructuring charges primarily related to workforce reductions and real estate consolidations at DeVry University, Carrington and the DeVry Group home office. DeVry Group recorded a gain from the sale of a former DeVry University campus in Decatur, Georgia, during the first six months of fiscal year 2014.  DeVry Group also recorded the operating results of its Advanced Academics Inc. reporting unit as discontinued operations. The following table illustrates the effects of restructuring charges, discontinued operations and gain on the sale of assets on DeVry Group’s earnings. Management believes that the non-GAAP disclosure of net income and earnings per share excluding these special items and discontinued operations provides investors with useful supplemental information regarding the underlying business trends and performance of DeVry Group’s ongoing operations and is useful for period-over-period comparisons of such operations given the special nature of the restructuring charges, gain on the sale of assets and discontinued operations. DeVry Group uses these supplemental financial measures internally in its management and budgeting process. However, these non-GAAP financial measures should be viewed in addition to, and not as a substitute for, DeVry Group’s reported results prepared in accordance with GAAP. The following table reconciles these non-GAAP measures to the most directly comparable GAAP information (in thousands, except per share data):

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Net Income	$42,413	$48,155	$62,853	$41,023
Earnings per Share (diluted)	$0.65	$0.74	$0.96	$0.63
Discontinued Operations (net of tax)	$-	$920	$-	$16,248
Earnings per Share (diluted)	$-	$0.01	$-	$0.25
Restructuring Expenses (net of tax)	$6,537	$2,877	$16,989	$10,057
Effect on Earnings per Share (diluted)	$0.10	$0.04	$0.26	$0.16
Gain on Sale of Assets (net of tax)	$-	$-	$-	$(1,167)
Effect on Earnings per Share (diluted)	$-	$-	$-	$(0.02)
Net Income from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$48,950	$51,952	$79,842	$66,161
Earnings per Share from Continuing Operations Excluding the Restructuring Expenses and Gain on Sale of Assets (net of tax)	$0.75	$0.80	$1.22	$1.02
Shares used in diluted EPS calculation	65,470	64,719	65,488	64,616

RESULTS OF OPERATIONS

The following table presents information with respect to the relative size to revenue of each item in the Consolidated Statements of Income for the second quarter and first six months of both the current and prior fiscal year. Percentages may not add because of rounding.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of Educational Services	51.7%	49.5%	52.5%	51.4%
Student Services and Administrative Expense	36.1%	37.7%	37.2%	39.7%
Gain on Sale of Asset	-	-	-	(0.2)%
Restructuring Expense	2.1%	0.9%	2.5%	1.7%
Total Operating Cost and Expense	89.9%	88.1%	92.2%	92.7%
Operating Income from Continuing Operations	10.1%	11.9%	7.8%	7.3%
Net Interest (Expense) Income	0.0%	(0.2)%	0.0%	(0.1)%
Income From Continuing Operations Before Noncontrolling Interest and Income Taxes	10.1%	11.8%	7.8%	7.2%
Income Tax Provision	(1.3)%	(1.7)%	(1.1)%	(1.1)%
Income From Continuing Operations Before Noncontrolling Interest	8.8%	10.0%	6.7%	6.1%
Loss on Discontinued Operations, Net of Tax	-	(0.2)%	-	(1.7)%
Net Income	8.8%	9.9%	6.7%	4.4%
Net Income Attributable to Noncontrolling Interest	(0.1)%	(0.1)%	0.0%	0.0%
Net Income Attributable to DeVry Education Group	8.7%	9.8%	6.6%	4.4%

All discussions of the results of operations exclude the results of Advanced Academics, Inc. (“AAI”) which are included in the discontinued operations section of the Consolidated Statements of Income for all periods presented.

REVENUE

Total consolidated revenue for the second quarter of fiscal year 2015 of $484.9 million decreased $6.4 million, or 1.3%, as compared to the year-ago quarter. For the first six months of fiscal year 2015, total consolidated revenues increased $4.7 million or 0.5% to $946.9 million, as compared to the year-ago period. The decrease in second quarter revenue was driven primarily by a decline in student enrollments at DeVry University where revenues decreased by 12.3% compared to the year-ago quarter. In addition, revenue at Becker, which is included in the International and Professional Education segment, decreased in the second quarter primarily driven by the effect of the early summer 2014 launch of Becker One which allows Becker students to receive content updates on a continuous basis versus once a year. This change resulted in revenue of approximately $4.5 million shifting from the second quarter of fiscal year 2015 into the first quarter of fiscal year 2015. Partially offsetting these revenue declines in the second quarter was an increase in revenue of 12.4% within the Medical and Healthcare segment compared to the year-ago quarter driven by growth in total student enrollment and tuition price increases. Also, revenue at DeVry Brasil, which is included in the International and Professional Education segment, rose 21.8% as compared to the year-ago quarter. In addition to revenue growth within existing institutions, the recent acquisition of FMF, which was acquired on October 1, 2014, contributed to this revenue growth.

The revenue increase for the first six months of fiscal year 2015 was driven by the revenue increases within the respective Medical and Healthcare and International and Professional Education segments for the same reasons as noted above. These increases were partially offset by a revenue decline of 12.3% compared to the year-ago period at DeVry University driven primarily by a decline in student enrollment.

Management expects that total revenue will be flat in the third quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2014. Increases are anticipated in the Medical and Healthcare and International and Professional Education segments, offset by declining revenue at DeVry University driven by the impact of decreases in new and total student enrollment experienced in previous fiscal years and which have continued into fiscal year 2015.

Medical and Healthcare

Medical and Healthcare segment revenue increased 12.4% to $214.0 million in the second quarter and increased 14.7% to $420.0 million for the first six months of fiscal year 2015 as compared to the year-ago periods. Higher total student enrollments for the quarter and first six months at Chamberlain combined with tuition price increases at American University of the Caribbean School of Medicine (“AUC”) and Ross University School of Medicine (“RUSM”) and an increase in clinical rotations at DeVry Medical International (“DMI”) (which is composed of AUC, RUSM and Ross University School of Veterinary Medicine (”RUSVM”)) were the key drivers of revenue growth. Key trends for DMI, Chamberlain and Carrington are set forth below. See discussion following the enrollment information for explanations of the trends.

DeVry Medical International

DeVry Medical International Student Enrollment:

	Fiscal Year 2015		Fiscal Year 2014
Term	Sept. 2014	Jan. 2015	Sept. 2013	Jan. 2014	May 2014
New Students	943	560	978	582	555
% Change from Prior Year	(3.6)%	(3.8)%	5.7%	(3.5)%	7.1%
Total Students	6,406	6,146	6,458	6,673	5,925
% Change from Prior Year	(0.8)%	(7.9)%	4.0%	5.6%	2.2%

At DMI, new and total student enrollment in the May 2014 semester which contributed revenues for the first two months of fiscal year 2015 increased 7.1% and 2.2%, respectively, from the May 2013 semester. In the September 2014 semester, new student enrollment declined 3.6% and total student enrollment declined 0.8% from the September 2013 semester. In the January 2015 semester, new student enrollment declined 3.8% and total student enrollment declined 7.9% from the January 2014 semester. The enrollment declines were the result of an insufficient number of qualified applicants in a competitive market. Management is implementing organizational changes to provide more focus and support to each of the medical schools and improve some of the operational issues we believe have contributed to the lower than expected enrollment. Management is also working on better communicating DMI’s strong value proposition to prospective students and evaluating and launching scholarship initiatives in order to attract quality students.

Management believes the demand for medical education remains strong and can support management expectations to grow new enrollments in the low-single digit range over the long-term; however, heightened competition may adversely affect DMI’s ability to continue to attract qualified students to its programs.

Tuition Rates:

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences and clinical rotation portions of AUC’s medical program were $19,550 and $21,875, respectively, per semester. These tuition rates represent an increase from the September 2013 rates of approximately 3.0%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSM were $19,675 per semester. Tuition and fees for the clinical portion of the program were $21,710 per semester. These tuition rates represent an increase from the September 2013 rates of 4.5%.

•	Effective for semesters beginning in September 2014, tuition and fees for the basic sciences portion of the programs at RUSVM were $17,725 per semester. Tuition and fees for the clinical portion of the program were $22,250 per semester. These tuition rates have not increased from the September 2013 rates. The respective tuition rates for AUC, RUSM and RUSVM do not include the cost of books, supplies, transportation, and living expenses.

Chamberlain College of Nursing

Chamberlain College of Nursing Undergraduate and Graduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015
New Students	2,066	3,864	2,137	3,702
% Change from Prior Year	60.8%	14.3%	9.5%	5.7%
Total Students	17,603	20,920	20,807	23,055
% Change from Prior Year	39.2%	33.3%	32.3%	27.1%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
New Students	1,285	3,380	1,952	3,501	2,092	3,142
% Change from Prior Year	(34.9)%	108.0%	(8.0)%	65.1%	55.0%	37.6%
Total Students	12,648	15,690	15,732	18,136	18,185	18,929
% Change from Prior Year	16.5%	30.2%	28.5%	32.2%	37.4%	35.7%

Tuition Rates:

•	Effective for sessions beginning in July 2014, tuition is $665 per credit hour for students enrolling one to six credit hours per session in the Chamberlain BSN, Associate Degree in Nursing (“ADN”) and Licensed Practical Nurse to Registered Nurse (“LPN-to-RN”) programs. This rate is unchanged as compared to the prior year. Tuition is $300 per credit hour per session for each credit hour in excess of six credit hours. This excess credit hour rate represents a $100 increase as compared to the prior year. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Effective for sessions beginning in July 2014, tuition is $590 per credit hour for students enrolled in the Chamberlain Registered Nurse to Bachelor of Science in Nursing (“RN-to-BSN”) online degree option. This tuition rate is unchanged from the July 2013 tuition rate. Tuition for students enrolled in the online Master of Science in Nursing (“MSN”) program is $650 per credit hour, which is unchanged from the prior year. The online DNP program was offered at $750 per credit hour. This tuition rate is unchanged from the July 2013 tuition rate.

Continued demand for nurses positively influenced career decisions of new students towards this field of study. The historical trend of increases in new student enrollments is attributable to increased demand for Chamberlain’s pre-licensure BSN, RN-to-BSN online degree option, MSN-Family Nurse Practitioner and DNP degree programs, the addition of several new campus locations, campus expansion and organic growth at existing locations.

Carrington College

Carrington College Student Enrollment:

	Fiscal Year 2015		Fiscal Year 2014
Term	Sept. 2014	Dec. 2014	Sept. 2013	Dec. 2013	Mar. 2014	June 2014
New Students	2,623	1,951	2,733	1,706	2,247	1,766
% Change from Prior Year	(4.0)%	14.4%	(19.5)%	(3.2)%	(6.0)%	9.9%
Total Students	7,634	7,444	7,706	7,358	7,758	7,353
% Change from Prior Year	(0.9)%	1.2%	1.0%	(0.6)%	(2.4)%	3.4%

Tuition rates:

•	On a per credit hour basis, tuition for Carrington College programs ranges from $304 per credit hour to $1,684 per credit hour, with the wide range due to the nature of the programs. General education courses are charged at $335 to $371 per credit hour. Students are charged a non-refundable registration fee of $100, and they are also charged separately for books and program-specific supplies and/or testing. A student services fee ranging from $75 to $150, depending on the program, is charged as well. Total program tuition ranges from approximately $12,000 to $15,000 for most certificate programs up to approximately $60,000 for a few advanced programs.

For the three months ended December 31, 2014, new and total student enrollment increased 14.4% and 1.2%, respectively, from the year-ago period. For the three months ended September 30, 2014, new and total student enrollment decreased 4.0% and 0.9%, respectively, from the year-ago period. The September session decline, and a portion of the December session increase is related to the timing of student start dates in fiscal year 2015 compared to the year-ago period. Combined new student enrollment over the six month period ended December 31, 2014, increased 3.0% compared to the year-ago six month period.

International and Professional Education

International and Professional Education segment revenue declined 0.3% to $61.2 million in the second quarter and increased 8.8% to $114.4 million for the first six months of fiscal year 2015 as compared to the year-ago periods. Second quarter revenue decline at Becker was driven primarily by the effect of the early summer 2014 launch of Becker One, which is a new curriculum delivery system that allows Becker students to receive content updates on a continuous basis versus once a year. These self-study course materials are now available as soon as ordered. Previously, orders for current year materials were shipped in the second quarter of the fiscal year when the annual updates were available. This shifted approximately $4.5 million of revenue from the second quarter of fiscal year 2015 into the first quarter of fiscal year 2015. Also, Becker’s revenues were affected by a decline in the number of CPA exam candidates. Partially offsetting the Becker revenue decline in the second quarter was a 21.8% increase in revenue at DeVry Brasil compared to the year-ago quarter. In addition to revenue growth within existing institutions, the recent acquisition of FMF, which was acquired on October 1, 2014, contributed approximately one-third of DeVry Brasil’s revenue growth.

The revenue increase for the first six months of fiscal 2015 was driven by a revenue increase of 23.0% at DeVry Brasil for the same reasons as noted above. The recent acquisition of FMF contributed approximately one-fifth of this revenue growth.

Though the economic environment in Brazil continues to present risks to growth in the education sector, DeVry Brasil has been able to steadily increase enrollment through its emphasis on quality and brand recognition. Should economic conditions continue to weaken, and austerity measures be instituted by the Brazilian government, DeVry Brasil’s ability to grow may be diminished.

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

DeVry Brasil’s institutions and program offerings are subject to regulation by Brazil’s Ministry of Education (“MEC”) which may impose limits on the number of students who can be enrolled in the programs. As of December 31, 2014, one DeVry Brasil institution (Área1) is subject to restrictions on the number of overall students and the ability to launch new programs. Four programs are being monitored by MEC but are not subject to restrictions. Management has applied for approval to have these limitations removed and expects this to occur during the third quarter of fiscal year 2015.

DeVry Brasil students are eligible for loans under Brazil’s Fundo de Financiamento Estudantil” or “Students Financing Fund” (“FIES”) public loan program, which is financed by the Brazilian government. As of June 30, 2014, approximately 40% of DeVry Brasil’s students are financed under the FIES program. The Brazilian government has recently proposed changes to the FIES regulations that would serve to add a restriction limiting student eligibility for FIES funding and extend the government’s time to pay participating institutions. The Brazilian government has stated that it is supportive of the FIES program, which is important to helping achieve the national goal of college graduates. Though the regulation changes are not finalized and management believes that several of the proposed changes will not significantly affect DeVry Brasil, if the proposed changes are finalized they could result in fewer DeVry Brasil students qualifying for the FIES program and adversely impact DeVry Brasil’s timing of cash flows.

Business, Technology and Management

Revenue in DeVry Group’s Business, Technology and Management segment, which is composed solely of DeVry University, decreased 12.3% to $210.3 million in the second quarter of fiscal year 2015 and decreased 12.3% to $414.0 million for the first six months of fiscal year 2015 as compared to the year-ago periods as a result of a decline in student enrollment, partially offset by an increase in revenue per student as compared to the year-ago periods. Enrollment declines are expected to continue for the remainder of fiscal year 2015, which will result in lower revenue. Key trends in enrollment and tuition pricing are set forth below.

DeVry University Undergraduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015
New Students	4,915	5,268	4,201	4,282
% Change over Prior Year	(13.4)%	(20.0)%	(12.9)%	(12.8)%
Total Students	37,210	39,857	38,235	37,922
% Change over Prior Year	(12.2)%	(15.1)%	(12.6)%	(15.9)%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
New Students	5,674	6,589	4,824	4,911	5,018	4,388
% Change over Prior Year	(24.7)%	0.1%	(12.0)%	(7.9)%	(2.5)%	(4.9)%
Total Students	42,374	46,966	43,726	45,097	42,583	41,977
% Change over Prior Year	(16.1)%	(16.3)%	(11.7)%	(15.1)%	(10.4)%	(14.1)%

DeVry University Graduate Student Enrollment:

	Fiscal Year 2015
Term	July 2014	Sept. 2014	Nov. 2014	Jan. 2015
Total Coursetakers	13,845	15,532	15,136	15,108
% Change from Prior Year	(14.0)%	(13.4)%	(9.8)%	(12.8)%

	Fiscal Year 2014
Term	July 2013	Sept. 2013	Nov. 2013	Jan. 2014	Mar. 2014	May 2014
Total Coursetakers	16,107	17,925	16,778	17,322	16,192	15,866
% Change from Prior Year	(18.0)%	(18.8)%	(14.1)%	(18.0)%	(15.1)%	(15.8)%

Tuition rates:

•	In July 2014, DeVry University froze both undergraduate and graduate tuition rates for the school year which ends in June 2015. Management believes this will help to increase interest from potential students and positively impact persistence among its current students. Beginning in July 2014, the number of credit hours a student must take per session to receive the full-time rate was increased from 7 hours to 8.

•	For fiscal year 2015, DeVry University’s U.S. undergraduate tuition is $609 per credit hour for students enrolling in one to seven credit hours per session. This rate is unchanged from the prior year. Tuition is $365 per credit hour for each credit hour in excess of seven credit hours. These amounts do not include the cost of books, supplies, transportation and living expenses.

•	Keller Graduate School of Management program tuition per course is $2,298.

•	Any tuition rate increases after July 2014 will apply only to newly enrolled students. Existing students will pay the tuition they were paying at the time DeVry University adopted its Fixed Tuition Promise or, if later, at the time of their enrollment. To remain eligible for the Fixed Tuition Promise students may not miss more than five sessions.

Management believes the decreases in enrollment have been due to lower demand from DeVry University’s target student segment driven by heightened competition from both public-sector and private-sector education providers, the availability of lower cost degrees, negative perceptions of the value of a college degree and increased reluctance to take on debt, resulting in a reduction in interest from potential students. To improve performance at DeVry University, management continues to execute a turnaround and transformation plan which includes:

•	Attracting the right students into strong programs;
•	Reducing DeVry University’s cost structure, while striving to maintain and even enhance its service to students;
•	Regaining DeVry University’s technology edge; and
•	Developing and supporting the team to drive execution.

The plan starts with a programmatic focus. This means ensuring each program is designed to best meet the needs of DeVry University’s students and employers and better communicating each programs’ value proposition to the market. DeVry Group is also exploring methods to increase the flexibility of its programs to lower the overall cost of education to its students. This programmatic focus is designed to improve student outcomes, stabilize enrollments and position DeVry University to compete more effectively.

Management has built the teams necessary to support the programmatic focus and increase decision-making speed. Management has narrowed its programmatic verticals to three: Business & Management; Engineering & Information Sciences; and Emerging Programs. Each vertical has a focused team with responsibility for enrollment, market research, program features and quality, and successful student outcomes. This programmatic focus is intended to find those programs where DeVry University can differentially invest to increase enrolments.

DeVry University’s plan to stabilize enrollments includes pricing optimization. A key element of pricing optimization is the strategic use of scholarships to enhance the value proposition we provide our students. DeVry University scholarships have two objectives: attracting new students and improving student persistence. An example of this scholarship initiative is DeVry University’s new degree-completer scholarship which is offered to students who have prior college credits but no degree. Management believes DeVry University’s focused degree-completer programs, along with a pricing strategy that meets student needs, will help students achieve their goals of finishing their education.

Management is also finding ways to be more effective in marketing and recruiting efforts to reduce the total cost per new student. DeVry University’s marketing strategy is shifting toward more digital and social channels and its website. During the second quarter of fiscal 2015, DeVry University launched a new website. The new site improves the student experience through better, more-intuitive navigation.

In aligning the cost structure, management is focused on increasing efficiencies. Over the past year DeVry University has reduced costs through staffing adjustments; managing open positions; consolidating locations; optimizing course scheduling to better utilize classrooms; and lowering course materials costs. Management made the decision to close or consolidate certain DeVry University campuses while balancing the potential impact on enrollment and student satisfaction. Since the beginning of fiscal year 2014, DeVry University has closed 15 campus locations and completed 13 campus size reductions. As of the commencement of the January 2015 session, DeVry University operates 83 campus locations. There are plans for additional closures and space reductions in the remainder of fiscal year 2015.

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

DeVry Group’s Cost of Educational Services increased 3.2% to $250.8 million during the second quarter and increased 2.6% to $497.1 million during the first six months of fiscal year 2015 as compared to the year-ago periods. This increase includes costs that were incurred to support a higher number of total student enrollments for Chamberlain and DeVry Brasil as compared to the year-ago quarter and the need to support continued growth at DeVry Medical International. Cost of Educational Services within DeVry University and Carrington were lower in the second quarter and in the first six months of fiscal year 2015 as compared to the year-ago periods. The decreases at both institutions were primarily a result of savings from cost reduction measures.

As a percentage of revenue, Cost of Educational Services increased to 51.7% in the second quarter and increased to 52.5% in the first six months of fiscal year 2015 from 49.5% and 51.4%, respectively, during the year-ago periods. The increases were primarily the result of costs that were incurred to support a higher number of total student enrollments for Chamberlain and DeVry Brasil as compared to the year-ago periods and the need to support continued growth at DeVry Medical International and decreased operating leverage within DeVry University.

Student Services and Administrative Expense

This expense category includes student admissions, marketing and advertising costs, general and administrative costs, expenses associated with curriculum development, and the amortization expense of finite-lived intangible assets related to acquisitions of businesses.

Student Services and Administrative Expense decreased 5.5% to $174.9 million during the second quarter and decreased 5.8% to $352.7 million during the first six months of fiscal year 2015 as compared to the year-ago periods. The decreases were primarily the result of cost reduction measures. Over the past several years, DeVry Group has reduced costs through staffing adjustments primarily at DeVry University, Carrington and DeVry Group home office. Also, management is finding ways to be more efficient in marketing and recruiting efforts. These reductions were partially offset by the expense growth necessary to support the operations of DeVry Group’s other institutions (DeVry Medical International, Chamberlain, DeVry Brasil, and Becker) as well as an increase in legal fees related to an ongoing Federal Trade Commission (“FTC”) inquiry as described in “Note 13: Commitments and Contingencies” to the Consolidated Financial Statements. Amortization of finite-lived intangible assets in connection with acquisitions of institutions decreased by $1.1 million and $2.0 million during the second quarter and first six months of fiscal year 2015, respectively, as compared to the year-ago periods. Amortization expense is included entirely in the Student Services and Administrative Expense category.

As a percentage of revenue, Student Services and Administrative Expense decreased to 36.1% in the second quarter and decreased to 37.2% in the first six months of fiscal year 2015 from 37.7% and 39.7%, respectively, during the year-ago periods. The decrease was primarily a result of the effectiveness of the cost reduction measures noted above.

Management expects that total operating costs will increase in the third quarter of fiscal year 2015 as compared to the third quarter of fiscal year 2014, driven by the impact of acquisitions at DeVry Brasil and the opening of additional Chamberlain campuses. These increased costs will be partially offset by the savings from DeVry Group’s continued cost reduction measures.

Gain on the Sale of Assets

During the first six months of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which had been vacated. The net proceeds on this sale were approximately $6.7 million, which resulted in the recording of a pre-tax gain of $1.9 million.

Restructuring Expenses

During the second quarter and first six months of fiscal year 2015, DeVry Group recorded pre-tax charges related to real estate consolidations of $10.2 million and $11.3 million, respectively. Also, in the first quarter of fiscal year 2015, DeVry University implemented a Voluntary Separation Plan (“VSP”) and a reduction in force (“RIF”). These actions reduced DeVry University’s workforce by 114 total positions and resulted in pre-tax charges of $12.2 million during the first six months of fiscal year 2015. These charges represented severance pay and benefits for these employees. These restructuring charges were allocated to segment costs in the first six months of fiscal year 2015 as follows: $1.9 million to Medical and Healthcare and $21.5 million to Business Technology and Management.

During the second quarter of fiscal year 2014, DeVry Medical International and Carrington recorded charges related to real estate consolidations of $0.3 million and $4.4 million, respectively. During the first quarter of fiscal year 2014, DeVry Group implemented a RIF that resulted in a pre-tax charge of $10.4 million that represented severance pay and benefits for these employees. In addition, charges related to real estate consolidation of $1.3 million were recorded in the first quarter of fiscal year 2014. These restructuring costs were allocated to the segments in the first six months of fiscal year 2014 as follows: $8.0 million to Business Technology and Management, $5.5 million to Medical and Healthcare, $2.9 million to the DeVry Group home office which is classified as “Home Office and Other” in “Note 14 - Segment Information” to the consolidated financial statements of this Form 10-Q.

Cash payments for the fiscal year 2015 and 2014 charges were approximately $12.6 million for the six months ended December 31, 2014. The remaining accrual for these charges is $28.9 million as of December 31, 2014. The balance is expected to be paid within the next 12 months except for rent charges which may be paid out for periods of up to nine years. Additional restructuring expenses are expected to be recorded in fiscal year 2015 as DeVry Group continues to reduce costs where enrollment levels necessitate such realignment of expenses.

OPERATING INCOME

Total consolidated operating income from continuing operations decreased 16.4% to $49.0 million for the second quarter and increased 6.9% to $73.6 million for the first six months of fiscal year 2015 as compared to the year-ago periods. The primary drivers of the second quarter decrease in operating income was an increase in the restructuring charge and the revenue decline at Becker due to the effect of the Becker One revenue shift from the second quarter to the first quarter of fiscal year 2015. Excluding the effect of the restructuring charge, consolidated operating income from continuing operations decreased 6.4% for the second quarter and increased 14.0% for the first six months of fiscal year 2015 as compared to the year-ago periods. The primary drivers of the second quarter decrease in operating income excluding the restructuring charge were the revenue decline at Becker and an increase in investment in the Medical and Healthcare segment to drive future growth. These negative drivers more than offset the increase in operating income at DeVry University which was the result of savings from cost reduction measures. For the first six months of fiscal year 2015, cost reductions at DeVry University and Carrington, along with revenue increases in the Medical and Healthcare segment and at DeVry Brasil were the primary drivers of an increase in operating income compared to fiscal year 2014.

Medical and Healthcare

Medical and Healthcare segment operating income increased 7.1% to $36.9 million during the second quarter and increased 26.3% to $74.5 million during the first six months of fiscal year 2015, as compared to the year-ago periods. Excluding the effect of restructuring charges, segment operating income from continuing operations decreased 2.9% for the second quarter and increased 18.5% for the first six months of fiscal year 2015 as compared to the year-ago periods. For the second quarter, increases in home office allocations to support growth more than offset revenue increases at all institutions that comprise this segment (DMI, Chamberlain and Carrington) and cost reductions at Carrington. For the first six months of fiscal 2015, revenue increases across all institutions that comprise this segment drove increased operating income along with cost reductions at Carrington.

International and Professional Education

International and Professional Education segment operating income decreased 33.2% to $10.5 million during the second quarter and decreased 5.2% to $15.2 million during the first six months of fiscal year 2015, as compared to the year-ago periods. The decreased operating income was primarily driven by decreased revenue at Becker resulting from the effect of the change in the timing of the availability of new course materials at Becker in the second quarter and softness in the number of CPA exam candidates in the first six months. These decreases were partially offset by increases in operating income at DeVry Brasil of approximately 47% and 107% (approximately 41% and 97% excluding the acquisition of FMF) for the second quarter and first six months of fiscal year 2015, respectively.

Business, Technology and Management

Business, Technology and Management segment operating income decreased $7.8 million to $2.2 million during the second quarter and the operating loss increased $9.2 million to $10.3 million during the first six months of fiscal year 2015, as compared to the year-ago periods. The decrease in operating income for the second quarter and the increase in operating loss for the first six months of fiscal year 2015 were primarily the result of increases of $8.9 million and $13.6 million in restructuring charges recorded in the second quarter and first six months, respectively, as compared to the year-ago periods (as discussed earlier).

Excluding the special charges, operating income increased 11.9% to $11.1 million during the second quarter and increased 130.0% to $11.2 million during the first six months of fiscal year 2015 as compared to the year-ago periods. Total segment expenses for the second quarter of fiscal year 2015, excluding the restructuring charges decreased $30.8 million or 13.4% as compared to the year-ago quarter, as a result of savings from cost reduction measures, which more than offset lower revenue in the quarter. Total segment expenses for the first six months of fiscal year 2015, excluding restructuring charges and gain on sale of assets decreased $64.6 million or 13.8% as compared to the year-ago quarter, as a result of savings from cost reduction measures, which more than offset lower revenue in the period. Management continues to mitigate the effects of this challenging environment by aligning its cost structure with student enrollment. Management believes that consolidations of DeVry University locations and further cost control measures will be necessary for the remainder of fiscal year 2015.

NET INTEREST (EXPENSE) INCOME

Interest income for the second quarter and first six months of fiscal year 2015 of $0.3 million and $0.7 million, respectively, was not significantly changed as compared to the year-ago periods. Interest expense for the second quarter and first six months of fiscal year 2015 of $0.4 million and $0.7 million, respectively, was lower than the year-ago periods due to lower deferred purchase price agreement balances at DeVry Brasil.

INCOME TAXES

Taxes on income from continuing operations were 12.5% and 14.0% for the second quarter and first six months of fiscal year 2015, respectively, compared to 14.7% and 15.1% for the second quarter and first six months of fiscal year 2014, respectively. During the quarter DeVry Group’s effective income tax rate was favorably impacted by enacted legislation extending the benefits of Internal Revenue Code Section 954(c)(6) (“CFC Look-through”) for a one-year period for tax years beginning after January 1, 2014 through December 31, 2014. DeVry Group’s effective income tax rate also reflects benefits derived from significant operations outside the United States. Earnings of these international operations are not subject to U.S. federal or state income taxes, so long as such earnings are not repatriated, as discussed below. Four of DeVry Group’s operating units, AUC, which operates in St. Maarten, RUSM, which operates in the Commonwealth of Dominica, RUSVM, which operates in the Federation of St. Christopher, Nevis, St. Kitts in the West Indies, and DeVry Brasil, which operates in Brazil, all benefit from local tax programs. AUC’s effective tax rate reflects benefits derived from investment programs. RUSM and RUSVM each have agreements with their respective domestic governments that exempt them from some local income taxation. Both of these agreements have been extended to provide, in the case of RUSM, an indefinite period of exemption and, in the case of RUSVM, exemption until 2037. DeVry Brasil’s effective tax rate reflects benefits derived from its participation in PROUNI, a Brazilian program for providing scholarships to a portion of its undergraduate students.

DeVry Group intends to indefinitely reinvest international earnings and cash flow to improve and expand facilities and operations at AUC, RUSM, RUSVM and DeVry Brasil, and pursue other educational opportunities outside the United States. Accordingly, DeVry Group has not recorded a provision for the payment of U.S. income taxes on these earnings.

DISCONTINUED OPERATIONS

In December 2013, the assets of Advanced Academics Inc. (“AAI”) were sold for $2.0 million. As a result, the net assets of AAI at September 30, 2013 are classified as “divested” in the Consolidated Balance Sheets and the results of operations of AAI for the second quarter and first six months of fiscal year 2014 are classified in the Consolidated Statements of Income and Consolidated Statements of Cash Flows as discontinued operations.

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

See “Note 3 –Discontinued Operations” to the Consolidated Financial Statements for additional disclosures.

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

The following table summarizes DeVry Group’s cash receipts from tuition and related fee payments by fund source as a percentage of total revenue for the fiscal years 2014 and 2013, respectively.

	Fiscal Year
	2014	2013
Funding Source:
Federal Assistance (Title IV) Program Funding (Grants and Loans)	60%	66%
State Grants	1%	1%
Private Loans	1%	1%
Student accounts, cash payments, private scholarships, employer and military provided tuition assistance and other	38%	32%
Total	100%	100%

The pattern of cash receipts during the year is seasonal. DeVry Group’s accounts receivable peak immediately after bills are issued each semester/session. Accounts receivable reach their lowest level at the end of each semester/session, dropping to their lowest point during the year at the end of December.

At December 31, 2014, total accounts receivable, net of related reserves, was $89.3 million compared to $117.8 million at December 31, 2013. The decrease in net accounts receivable was attributable to revenue declines at DeVry University, partially offset by the impact of continued revenue growth at Chamberlain and DeVry Brasil.

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

In addition, government-funded financial assistance programs are governed by extensive and complex regulations in the United States, Brazil and Canada. Like any other educational institution, DeVry Group’s administration of these programs is periodically reviewed by various regulatory agencies and is subject to audit or investigation by other governmental authorities. Any violation could be the basis for penalties or other disciplinary action, including initiation of a suspension, limitation or termination proceeding. Previous Department of Education and state regulatory agency program reviews have not resulted in material findings or adjustments against any DeVry Group institution. A comprehensive Title IV program review of DeVry University’s administration of the Title IV programs, initiated in May 2011 was closed in June 2014 with no material findings. Similar comprehensive program reviews of Carrington College-Phoenix, Ross University School of Medicine, Carrington College-California and DeVry University-Kansas City were initiated in April, May, June and August 2014, respectively, and remain open and ongoing. A comprehensive audit of DeVry University’s administration of the New York Tuition Assistance Program and other grant programs was initiated in August 2014 and remains open and ongoing. At this point, no material findings have been identified in any of these reviews. Liabilities associated with any findings could include the repayment of any grant aid as well as reimbursement of the costs associated with increased defaulted loan exposure from the delivery of funds to ineligible students. In conjunction with its program review of Ross University School of Medicine, the U.S. Department of Education issued a cease and desist letter for funding students enrolled in a 5th semester course offered at two U.S. sites. The order has the potential to impact the continued Title IV eligibility for any student who took the course during the period from July 2011 through September 2014. Should a finding materialize related to this concern, the institution estimates its maximum liability would not materially adversely affect its business, financial conditions and/or operating results.

A U.S. Department of Education regulation known as the “90/10 Rule” affects only proprietary postsecondary institutions, such as AUC, RUSM, RUSVM, Chamberlain, Carrington and DeVry University. Under this regulation, an institution that derives more than 90% of its revenues from Title IV student financial assistance programs in two consecutive years loses eligibility to participate in these programs for at least two fiscal years.

The following table details the percentage of revenue from federal financial assistance programs for each of DeVry Group’s Title IV eligible institutions for fiscal years 2014 and 2013, respectively.

	Fiscal Year
	2014	2013
American University of the Caribbean School of Medicine	81%	80%
Ross University School of Medicine	80%	80%
Ross University School of Veterinary Medicine	85%	87%
Chamberlain College of Nursing	65%	66%
Carrington College:
California	77%	81%
Boise	72%	74%
Portland	74%	74%
Phoenix	80%	82%
DeVry University:
Undergraduate	68%	72%
Graduate	67%	70%

Under the terms of DeVry Group institutions’ participation in financial aid programs, certain cash received from state governments and the U.S. Department of Education is maintained in restricted bank accounts. DeVry Group receives these funds either after the financial aid authorization and disbursement process for the benefit of the student is completed, or just prior to that authorization. Once the authorization and disbursement process for a particular student is completed, the funds may be transferred to unrestricted accounts and become available for DeVry Group to use in operations. This process generally occurs during the academic term for which such funds have been authorized. At December 31, 2014, cash in the amount of $10.5 million was held in restricted bank accounts, compared to $11.9 million at December 31, 2013.

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

Cash from Operations

The following table provides a summary of cash flows from continuing operations during the six months ended December 31, 2014 and 2013 (dollars in thousands):

	For the Six Months Ended December 31,
	2014	2013
Net Income from Continuing Operations	$63,239	$57,479
Non-cash Items	97,246	92,801
Changes in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components	(68,176)	(36,962)
Total Cash Provided by Operating Activities-Continuing Operations	$92,309	$113,318

Cash generated from continuing operations in first six months of fiscal year 2015 was $92.3 million, compared to $113.3 million in the year-ago period. Net income from continuing operations increased by $5.8 million in the first six months of fiscal year 2015 compared to the year-ago period. The increase in non-cash items in the first six months of fiscal year 2015 as compared to the year-ago period was primarily the result of an increase in the reserves for refunds and uncollectible accounts. The increase in the reserves was the result of a larger number of DeVry University undergraduate students departing their programs compared to the prior year. These accounts are reserved at a higher rate based on historical collection loss experience.

Changes from June 30, 2014, in Assets and Liabilities, Net of Effects from Acquisition and Divestiture of Components consisted of the following:

•	The decrease in combined net prepaid expenses, accounts payable and accrued expenses was $26.9 million which is $12.5 million more than the combined decrease in the year-ago period. Variations in the levels of accrued and prepaid expenses and accounts payable from period to period are caused, in part, by the timing of the period-end relative to DeVry Group’s payroll and bill payment cycles.

•	The decrease in combined restricted cash, accounts receivable (excluding the provisions for refunds and uncollectible accounts) and deferred and advance tuition was $41.3 million which is $18.7 million greater than the combined decrease in the year-ago quarter. Deferred and advance tuition decreased more at December 31, 2014, compared to June 30, 2014, than the comparative year-ago period. The main driver of this change was the effect on deferred and advance tuition from the decrease in revenue at DeVry University as well as a timing change in federal financial aid fund drawdowns at DMI in the first six months of fiscal year 2015, compared to the year-ago period.

Cash Used in Investing Activities

Capital expenditures for continuing operations in the first six months of fiscal year 2015 were $43.1 million compared to $33.4 million in the year-ago period. DeVry Group continues to invest capital in facility expansion at AUC, Ross University School of Medicine and Ross University School of Veterinary Medicine; spending for the new Chamberlain and DeVry Brasil campuses and expanding existing facilities; and facility consolidations at DeVry University.

Capital spending for the remainder of fiscal year 2015 is expected to support continued investment at AUC, Ross University School of Medicine, and Ross University School of Veterinary Medicine; and facility improvements and planned new locations for Chamberlain and DeVry Brasil. Management anticipates full year fiscal year 2015 capital spending to be in the $95 to $100 million range.

On July 1, 2013, DeVry Brasil acquired Facid.  Under the terms of the agreement, DeVry Brasil paid approximately $16.1 million in cash in exchange for the stock of Facid. In addition, DeVry Brasil is required to make additional payments totaling approximately $9.0 million over the next three years. On May 1, 2014, DeVry Brasil acquired the stock of an education institution with licenses to operate in the city of Joao Pessoa, State of Paraiba, Brazil. This institution began offering new programs in the first quarter of fiscal year 2015, under the name of Faculdade DeVry Joao Pessoa (“Joao Pessoa”). Under the terms of the agreement, DeVry Brasil paid approximately $1.2 million in cash in exchange for the stock. In addition, DeVry Brasil may be required to make additional payments of approximately $1.2 million over the succeeding two years assuming certain contingencies are met.

On October 1, 2014, DeVry Brasil completed the acquisition of Faculdade Martha Falcao (“FMF”) which is located in the city of Manaus in the state of Amazonas in northern Brazil. Under the terms of the agreement, DeVry Brasil agreed to pay approximately $11.4 million in cash, in exchange for the stock of FMF. The majority of payments were made in the second quarter of fiscal year 2015, with payments of approximately $1.6 million required over the succeeding two years. FMF currently serves approximately 3,500 students and offers undergraduate and graduate programs in business, accounting, law, information technology and engineering.

In December 2014, DeVry Brasil announced the acquisitions of Damásio Educacional (“Damásio”) and Faculdade Ideal (“Faci”). Damásio is a leader in bar exam test preparation and operates a law school. Damásio has a 44-year history in Brazil and serves more than 50,000 students through a network of approximately 220 learning centers located in many major cities throughout Brazil and through distance learning. The law school has three locations in São Paulo and Rio de Janeiro. Faci is located in Belém, Pará in northern Brazil, Faci currently serves approximately 2,500 students and offers undergraduate programs in high-demand career fields such as law, education, accounting, technology and engineering. The acquisition of Faci was completed on January 2, 2015 and the Damásio acquisition was completed on February 2, 2015. The acquisition of Damásio establishes DeVry Brasil’s presence in São Paulo and the southeast of Brasil and the acquisition of Faci further expands DeVry Brasil’s presence in the northeast and northern areas of the country.

During the first quarter of fiscal year 2014, management completed the sale of the former DeVry University campus in Decatur, GA, which was vacated a number of years ago. The net proceeds on this sale were approximately $6.7 million which resulted in the recording of a pre-tax gain of $1.9 million in the first quarter of fiscal year 2014.

In December 2014, management completed the sale of a former DeVry Group facility in Wood Dale, IL which was vacated a number of years ago. The net proceeds on this sale were approximately $6.1 million which was the approximate net book value of the facility on the date of sale so no material gain or loss on the sale was recorded.

Cash Used in Financing Activities

DeVry Group’s consolidated cash balances of $380.0 million at December 31, 2014, included approximately $275.2 million of cash attributable to DeVry Group’s international operations. It is DeVry Group’s intention to indefinitely reinvest this cash and subsequent earnings and cash flow to improve and expand facilities and operations of its international schools and pursue future business opportunities outside the United States. Therefore, cash held by international operations will not be available for domestic general corporate purposes. Management does not believe that this policy will adversely affect DeVry Group’s overall liquidity. Should it be necessary to repatriate the international cash balances to the U.S., the repatriated cash would be subject to taxation at U.S. tax rates.

Historically, DeVry Group has produced positive domestic cash flows from operating activities sufficient to fund the delivery of its domestic educational programs and services as well as to fund capital investment and other activities including share repurchases and dividend payments. In addition, DeVry Group maintains a $400 million revolving line of credit which can be expanded with bank approval to $550 million at the option of DeVry Group. For the first six months of fiscal year 2015, cash flows from domestic operating activities were approximately $50 million which when added to DeVry Group’s beginning of the year domestic cash balances, was sufficient to fund $24.6 million of domestic capital investment, repurchase $11.5 million in common stock and pay dividends of $11.6 million in addition to funding other investment and financing activities.

Management believes that current balances of unrestricted cash, cash generated from operations and the revolving credit facility will be sufficient to fund both DeVry Group’s current domestic and international operations and growth plans, and current share repurchase program, for the foreseeable future unless future significant investment opportunities should arise.

Revolving Credit Facility

DeVry Group maintains a revolving credit facility which expires on May 10, 2016. This facility provides aggregate commitments including borrowings and letters of credit of up to $400 million and, at the request of DeVry Group, can be increased, with bank approval, to $550 million. Borrowings under this agreement will bear interest at prime rate or at LIBOR, at the option of DeVry Group, plus a pre-established margin. Outstanding letters of credit under the revolving credit agreement are charged a fee for the undrawn face amount of the letter of credit, payable quarterly. The agreement also requires payment of a commitment fee for the undrawn portion of the credit facility. The interest rate margin, letter of credit fees and commitment fees are adjustable quarterly, based upon DeVry Group’s achievement of certain financial ratios. DeVry Group’s letters of credit outstanding under the revolving credit facility were approximately $7.8 million as of December 31, 2014.

The revolving credit agreement contains certain covenants that, among other things, require maintenance of financial ratios, as defined in the agreement. Maintenance of these financial ratios could place restrictions on DeVry Group’s ability to pay dividends. These financial ratios include a consolidated fixed charge coverage ratio, a consolidated leverage ratio and a composite Equity, Primary Reserve and Net Income Department of Education financial responsibility ratio. Failure to maintain any of these ratios or to comply with other covenants contained in the agreement will constitute an event of default and could result in termination of the agreements and require payment of all outstanding borrowings. DeVry Group was in compliance with all debt covenants as of December 31, 2014.

Other Contractual Arrangements

DeVry Group’s long-term contractual obligations consist of its $400 million revolving line of credit (discussed above), operating leases on facilities and equipment, and agreements for various services.

In addition, DeVry Group has recorded liabilities for deferred purchase price agreements with sellers related to the acquisitions of FBV, Facid, Joao Pessoa and FMF (see “Note 8 - Business Combinations” of the notes to the Consolidated Financial Statements). This financing is in the form of holdbacks of a portion of the purchase price of these acquisitions or installment payments. Payments are made under these agreements based on payment schedules or as various conditions of the purchase are met.

DeVry Group is not a party to any off-balance sheet financing or contingent payment arrangements, nor are there any unconsolidated subsidiaries. DeVry Group has not extended any loans to any officer, director or other affiliated person. DeVry Group has not entered into any synthetic leases, and there are no residual purchase or value commitments related to any facility lease. DeVry Group did not enter into any significant derivatives, swaps, futures contracts, calls, hedges or non-exchange traded contracts during the first six months of fiscal year 2015. DeVry Group had no open derivative positions at December 31, 2014.

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

The financial position and results of operations of DeVry Group’s investment in DeVry Brasil are measured using the Brazilian Real as the functional currency. DeVry Brasil has not entered into any material long-term contracts to purchase or sell goods and services, other than the lease agreements on teaching facilities and contingencies relating to prior acquisitions. Currently, DeVry Group does not have any foreign exchange contracts or derivative financial instruments designed to mitigate changes in the value of the Brazilian Real. Brazilian-based assets constitute approximately 13.6% of DeVry Group’s overall assets, and its Brazilian liabilities constitute approximately 7.0% of overall liabilities. The Brazilian Real has experienced a significant devaluation in relation to the U.S. dollar over the past six months, declining approximately 17%. These changes in exchange rates over the past six months have resulted in a $28.4 million charge to Accumulated Other Comprehensive Loss over that time period. Based upon the current value of the net assets in DeVry Brasil’s operations, a change of $0.01 in the value of the Brazilian Real relative to the U.S. dollar results in a translation adjustment to Accumulated Other Comprehensive Income of approximately $3.5 million. Since there are very few transactions between DeVry Brasil and DeVry Group’s U.S. based subsidiaries, changes in the value of Brazil’s currency at rates experienced during the past several years are unlikely to have a material effect on DeVry Group’s results of operations; however, the decline in value has resulted in lower than expected U.S.-translated revenues and operating income.

The interest rate on DeVry Group’s revolving credit facility is based upon prime rate or LIBOR for periods typically ranging from one to three months. Based upon borrowings of $50 million, a 100 basis point increase in short-term interest rates would result in approximately $0.5 million of additional annual interest expense. At December 31, 2014, DeVry Group had no outstanding borrowings under this facility. However, future investment opportunities and cash flow generated from operations may affect the level of outstanding borrowings and the effect of a change in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the first six months of fiscal year 2015 that materially affected, or are reasonably likely to materially affect, DeVry Group’s internal control over financial reporting.

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

In April 2013, DeVry Group received a subpoena from the Office of the Attorney General of the State of Illinois and a Civil Investigative Demand (a “CID”) issued by the Office of the Attorney General of the Commonwealth of Massachusetts. The Illinois subpoena concerns potential state law implications in the event violations of federal law took place. It was issued pursuant to the Illinois False Claims Act in connection with an investigation concerning whether the compensation practices of DeVry Group and certain of its affiliates are in compliance with the Incentive Compensation Ban of the Higher Education Act and required DeVry Group to provide documents relating to these matters for periods on or after January 1, 2002. DeVry Group has cooperated fully with the subpoena. The Massachusetts CID was issued in connection with an investigation into whether DeVry Group caused false claims and/or false statements to be submitted to the Commonwealth of Massachusetts relating to student loans, guarantees, and grants provided to DeVry Group’s Massachusetts students and required DeVry Group to answer interrogatories and to provide documents relating to periods on or after January 1, 2007. DeVry Group has cooperated fully with the CID. The timing or outcome of the aforementioned investigations, or their possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

On January 28, 2014, DeVry Group received a CID for information from the Federal Trade Commission (“FTC”) relating to the advertising, marketing, or sale of secondary or postsecondary educational products or services, or educational accreditation products or services.  The stated nature and scope of the CID was to determine whether unnamed persons and/or entities have violated Section 5 of the Federal Trade Commission Act, 15 U.S.C. § 45, as amended and, if so, whether further FTC action would be in the public interest.  Since receiving the CID, DeVry Group has negotiated its scope with the FTC to the operations of DeVry Group’s Title IV eligible institutions, including DeVry University, and has produced, and continues to produce, responsive information.  DeVry Group continues to cooperate with the FTC’s inquiry, and is presently in discussions with the FTC’s Staff regarding concerns and potential claims the Staff may recommend for consideration by more senior representatives within the FTC’s Bureau of Consumer Protection.  DeVry Group will take every opportunity to address any concerns or potential claims and to demonstrate that the FTC should close its inquiry.  The timing or outcome of this matter, or its possible impact on DeVry Group’s business, financial condition or results of operations, cannot be predicted at this time.

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

ITEM 1A — RISK FACTORS

In addition to the other information set forth in this report, and the update to the risk factors described below, the factors discussed in Part I “Item 1A. Risk Factors” in DeVry Group’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014, and Part II “Item 1A Risk Factors” in DeVry Group’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, which could materially affect DeVry Group’s business, financial condition or future results, should be carefully considered.  Such risks are not the only risks facing DeVry Group.  Additional risks and uncertainties not currently known to DeVry Group or that management currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

A coordinated regulatory and enforcement effort aimed at private-sector institutions of higher education, that could include federal and state governments and their licensing bodies and regulatory agencies, accreditors and other non-governmental organizations, could be a catalyst for legislative or regulatory restrictions, investigations, enforcement actions, and claims that could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows.

The industry is experiencing broad-based, intensifying scrutiny in the form of coordinated investigations and enforcement actions. In October 2014, the U.S. Department of Education (“ED”) announced it will be leading an interagency task force (the “Task Force”), formalizing a task force that had been operating for over a year in connection with several investigations. The Task Force is comprised of ED, the Federal Trade Commission (“FTC”), the U.S. Departments of Justice, Treasury and Veterans Affairs, the Consumer Financial Protection Bureau (“CFPB”), the Securities and Exchange Commission (“SEC”), and numerous state attorneys general. The stated purpose of the Task Force is to “coordinate … activities and promote information sharing to protect students from unfair, deceptive, and abusive policies and practices.” Various federal agencies, including the CFPB, the SEC, and the FTC, are actively investigating or suing members of the sector, and at least 30 state attorneys general have joined an examination of potential abuses within the private-sector education industry.

As described in Part II, Item 1 – “Legal Proceedings,” the FTC and state attorneys general from Illinois, New York and Massachusetts have initiated inquiries into the practices of our institutions. The coordinated scrutiny facing the industry could directly or indirectly influence the disposition of these existing inquiries or lead to the initiation of other inquiries or claims, which could, directly or indirectly, have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adverse publicity arising from investigations, claims or actions brought against us or other proprietary higher education institutions may negatively affect our reputation, business or stock price, attract additional investigations or regulatory action, which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations and cash flows.

Adverse publicity regarding any pending or future investigations, claims and/or actions against us or other proprietary institutions could negatively affect our reputation, business and/or the market price of our common stock. Unresolved investigations, claims and actions, or adverse resolutions thereof, could also result in increased scrutiny, the withholding of authorizations and/or the imposition of other sanctions by state education and professional licensing authorities, taxing authorities, our accreditors and other regulatory agencies governing us, which, individually or in the aggregate, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Government and regulatory agencies and third parties have initiated, and could initiate additional investigations, claims or actions against us, which could require us to pay monetary damages, halt certain business practices or receive other sanctions. The defense and resolution of these matters could require us to expend significant resources and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may incur significant defense costs and other expenses in connection with our response to, and defense and resolution of, any such investigation, claim or action, or group of related investigations, claims or actions, which, individually or in the aggregate, could be outside the scope of, or in excess of, our existing insurance coverage and could have a material adverse effect on our financial condition, results of operations and cash flows. As part of our resolution of any such matter, or group of related matters, we may be required to comply with certain injunctive relief, including altering certain business practices or requiring us to pay substantial damages, settlement costs, fines and/or penalties. Such actions, individually or combined with other proceedings, could have a material adverse effect on our business, financial condition, results of operations and cash flows. An adverse outcome in any of these matters could also materially and adversely affect our ability to obtain or renew licenses or accreditation and maintain eligibility to participate in Title IV programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to risks relating to regulatory matters. If we fail to comply with the extensive regulatory requirements for our operations, we could face fines and penalties, including loss of access to federal and state student financial aid for our students as well as significant civil liability, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a provider of higher education, we are subject to extensive regulation. In particular, in the United States, the Higher Education Act, as amended and reauthorized (the “Higher Education Act”), subjects our U.S. degree granting institutions (DeVry University, Chamberlain College of Nursing and Carrington College) and all other higher education institutions, including our Ross University School of Medicine, Ross University School of Veterinary Medicine and American University of the Caribbean School of Medicine, that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (“Title IV”) to significant regulatory scrutiny.

To participate in Title IV financial aid programs, an institution must receive and maintain authorization by the appropriate state education agencies, be accredited by an accrediting commission recognized by the ED, and be certified by ED as an eligible institution, which ultimately is accomplished through the execution of a Program Participation Agreement (“PPA”).

These regulatory requirements cover virtually all phases of our U.S. postsecondary operations, including educational program offerings, facilities, instructional and administrative staff, administrative procedures, marketing and recruiting, financial operations, payment of refunds to students who withdraw, acquisitions or openings of new schools or programs, addition of new educational programs and changes in our corporate structure and ownership.

Our institutions that participate in Title IV programs each do so pursuant to a PPA that, among other things, includes commitments to abide by all applicable laws and regulations, such as the Incentive Compensation, Substantial Misrepresentation, and “Gainful Employment” (“GE”) regulations. Alleged violations of such laws or regulations may form the basis of civil actions for violation of state and/or federal false claims statutes predicated on violations of a PPA, including pursuant to qui tam actions, that have the potential to generate very significant damages linked to our receipt of Title IV funding from the government over a period of several years.

On October 31, 2014, the ED published new GE regulations impacting programs required to prepare graduates for gainful employment in a recognized occupation. Almost all academic programs offered by Title IV-participating private sector institutions of higher education must prepare students for gainful employment in a recognized occupation. The new GE regulations will be effective July 1, 2015.

The new GE regulations have a framework with three components:

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

Programs that fail in two out of any three consecutive years or are in the Zone for four consecutive years will be disqualified from participation in the Title IV programs.

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

Because the information necessary to determine how its programs will fare under the accountability measures is not available at this time, we are unable to predict reliably the impact of the new GE regulations in the future when they do become effective. The regulations contemplate a transition period in the first several years to afford institutions the opportunity to make changes to their programs and retain Title IV eligibility. We are using currently-available data to evaluate whether certain of its programs are at risk to fail the new requirements, or fall into the Zone, and concurrently evaluating available options to bring at-risk programs into compliance.

Under this framework, we believe that a some of our programs including the Doctor of Veterinary Medicine program are at risk of falling into the Zone or Fail categories. Management expects that certain programs will be able to avoid falling into the Zone or Fail categories through adjustments to program price, including through scholarships, or, if appropriate and consistent with programmatic standards, the duration of programs. For programs where such adjustments are not feasible, we may discontinue such programs or seek to establish relationships with third-party lenders to support student tuition and other expenses. These adjustments could have a significant impact on our business, financial condition, results of operations and cash flows.

Our goodwill and intangible assets could potentially be impaired if our business results and financial condition were materially and adversely impacted by the risks and uncertainties.

At December 31, 2014, intangible assets from business combinations totaled $289.2 million, and goodwill totaled $519.7 million. Together, these assets equaled approximately 41% of total assets as of such date. If our or any of our subsidiaries’ business results and financial condition were materially and adversely impacted, then such goodwill and intangible assets could be impaired, requiring possible write-off of up to $289.2 million of intangible assets and up to $519.7 million of goodwill.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs (1)	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs (1)
October 2014	69,184	$44.79	69,184	$74,139,483
November 2014	57,152	$48.73	57,152	$71,354,657
December 2014	66,176	$47.94	66,176	$68,182,408
Total	192,512	$47.04	192,512	$68,182,408

(1) On August 29, 2012, the Board of Directors authorized a share repurchase program to buy back up to $100 million of DeVry Group common stock through December 31, 2014. The total remaining authorization under this share repurchase program was $68,182,408 million as of December 31, 2014. DeVry Group suspended repurchases under this plan in May 2013. In August 2014, the Board of Directors extended the repurchase plan through December 31, 2015 and authorized resumption of share repurchases, which DeVry Group began in September 2014.

Other Purchases of Equity Securities

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as part of Publically Announced Plans or Programs	Approximate Dollar Value of Share that May yet be Purchased Under the Plans or Programs
October 2014	-	$-	NA	NA
November 2014	16,684	$48.84	NA	NA
December 2014	3,685	$48.91	NA	NA
Total	20,369	$48.86	NA	NA

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

Date: February 5, 2015
	By	/s/ Timothy J. Wiggins
Timothy J. Wiggins
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ Patrick J. Unzicker
Patrick J. Unzicker
Chief Accounting Officer (Principal Accounting Officer)

